Form 10-K
period 1993-12-31
PORTLAND GENERAL ELECTRIC CO /OR/; PORTLAND GENERAL CORP /OR
filed 1994-03-01
CIK 784977, 79636


                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                      FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1993

                                     or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
       For the Transition period from ________________ to
_______________


                        Registrant; State of Incorporation; IRS
Employer
Commission File Number  Address; and Telephone Number
Identification No.

1-5532                  PORTLAND GENERAL CORPORATION
93-0909442
                        (an Oregon Corporation)
                        121 SW Salmon Street
                        Portland, Oregon 97204
                        (503) 464-8820

1-5532-99               PORTLAND GENERAL ELECTRIC COMPANY
93-0256820
                        (an Oregon Corporation)
                        121 SW Salmon Street
                        Portland, Oregon 97204
                        (503) 464-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of
Each Exchange
                   Title of Each Class                         on
Which Registered

 Portland General Corporation
  Common Stock, par value $3.75 per share               New York
Stock Exchange
                                                        Pacific
Stock Exchange

 Portland General Electric Company
  First Mortgage Bonds, 9-1/2% Series Due April 1, 2006 New York
Stock Exchange
  First Mortgage Bonds, 8-3/4% Series Due June 1, 2007  New York
Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
  Portland General Corporation, None

  Portland General Electric Company,
    Cumulative Preferred Stock, par value $100 per share


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes   X      No

The aggregate market value of Portland General Corporation voting stock held by non-affiliates of the registrant as of January 31, 1994 is $942,776,125.

The number of shares outstanding of the registrants' common
stocks as of January 31, 1994 are:
                Portland General Corporation           47,735,500
                Portland General Electric Company      40,458,877
                (owned by Portland General Corporation)


                          Document Incorporated by Reference

The information required to be included in Part III hereof is incorporated by reference from Portland General Corporation's definitive proxy statement to be filed on or about March 29, 1994.


                         TABLE OF CONTENTS



Page
Definitions. . . . . . . . . . . . . . . . . . . . . . . . . .
4

PART I
     Item 1.

Business . . . . . . . . . . . . . . . . . . . . . . . . . . .
5
               Portland General Corporation. . . . . . . . . .
5
               Portland General Electric Company . . . . . . .
5
               Portland General Holdings, Inc. . . . . . . . .
16

     Item 2.

Properties . . . . . . . . . . . . . . . . . . . . . . . . . .
17

     Item 3.

Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .
18

     Item 4.

Submission of Matters to a Vote of Security
             Holders . . . . . . . . . . . . . . . . . . . . .
22

             Executive Officers of the Registrant. . . . . . .
23

PART II
     Item 5.

Market for the Registrant's Common Equity and
             Related Stockholder Matters . . . . . . . . . . .
24

     Item 6.

Selected Financial Data. . . . . . . . . . . . . . . . . . . .
25

     Item 7.

Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . .
26

     Item 8.

Financial Statements and Supplementary Data. . . . . . . . . .
35

     Item 9.

Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure . . . . . . .
58

PART III
     Item 10.

Directors and Executive Officers of the Registrant . . . . . .
58

     Item 11.

Executive Compensation . . . . . . . . . . . . . . . . . . . .
58

     Item 12.

Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . . . . .
58

     Item 13.

Certain Relationships and Related Transactions . . . . . . . .
58

PART IV
     Item 14.

Exhibits, Financial Statement Schedules and
             Reports on Form 8-K . . . . . . . . . . . . . . .
59

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .
66

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . .
69

Appendix - PGE Financial Information . . . . . . . . . . . . .
75


                            DEFINITIONS

The following abbreviations or acronyms used in the text and notes are defined below:

Abbreviations


 or Acronyms                     Term


Beaver                           Beaver Combustion Turbine Plant
Bethel                           Bethel Combustion Turbine Plant
Boardman                         Boardman Coal Plant
Bonneville Pacific               Bonneville Pacific Corporation
BPA                              Bonneville Power Administration
Centralia                        Centralia Coal Plant
Cornerstone                      Cornerstone Columbia Development
Company
Colstrip                         Colstrip Units 3 and 4 Coal
Plant
Coyote                           Coyote Springs Generation
Project
CWDC                             Columbia Willamette Development
Company
CWL                              Columbia Willamette Leasing,
Inc.
DEQ                              Oregon Department of
Environmental Quality
EPA                              Environmental Protection Agency
FASB                             Financial Accounting Standards
Board
FERC                             Federal Energy Regulatory
Commission
Financial Statements             Refers to Financial Statements
of Portland
                                 General included in Part II,
Item 8 of
                                 this report.
Holdings                         Portland General Holdings, Inc.
Intertie                         Pacific Northwest Intertie
transmission                                          line
IOU                              Investor-Owned Utilities
IRS                              Internal Revenue Service
ITC                              Investment Tax Credits
kWh                              Kilowatt-Hour
MMBtu                            Million British thermal units
MW                               Megawatt
MWa                              Average megawatts
NRC                              Nuclear Regulatory Commission
PGE                              Portland General Electric
                                   Company
PGFS                             Portland General Financial
Services, Inc.
PRP                              Potentially Responsible Party
PUC                              Oregon Public Utility Commission
Portland General or PGC          Portland General Corporation
PowerLink                        PowerLink Corporation
Regional Power Act               Pacific Northwest Electric Power
                                 Planning and Conservation Act
SFAS                             Statement of Financial
                                   Accounting
                                 Standards issued by the FASB
Supply System                    Washington Public Power Supply
                                   System
Trojan                           Trojan Nuclear Plant
USDOE                            United States Department of
                                   Energy
WNP-3                            Washington Public Power Supply
                                   System
                                 Unit 3 Nuclear Project
WSA                              WNP-3 Settlement Exchange

                                   Agreement

PART I





Item 1.   Business




Portland General Corporation -
Holding Company

Portland General Corporation
(Portland General), an electric
utility holding company, was
organized in December 1985.
Portland General Electric Company
(PGE or the Company), an electric
utility company and Portland
General's principal operating
subsidiary, accounts for
substantially all of Portland
General's assets, revenues and
net income.  Portland General is
also the parent company of
Portland General Holdings, Inc.
(Holdings) which is presently
involved in leveraged leasing and
the liquidation of its real
estate investments.  Portland
General is exempt from regulation
under the Public Utility Holding
Company Act of 1935, except
Section 9(a)(2) thereof relating
to the acquisition of securities
of other public utility
companies.

As of December 31, 1993, Portland
General and its subsidiaries had
2,618 regular employees compared
to 3,253 and 3,256 at
December 31, 1992 and 1991,
respectively.

Portland General Electric Company -
Electric Utility

General

PGE, incorporated in 1930, is an
electric utility engaged in the
generation, purchase,
transmission, distribution, and
sale of electricity in the State
of Oregon.  In addition, PGE
sells energy in the wholesale
market to other utilities,
primarily in the State of
California.  Its Oregon service
area is 3,170 square miles,
including 54 incorporated cities
of which Portland and Salem are
the largest, within a
state-approved service area
allocation of 4,070 square miles.
PGE estimates that the population
of its service area at the end of
1993 was approximately
1.3 million, constituting
approximately 45% of the state's
population.  At December 31, 1993
PGE served over 620,000
customers.

In early 1993, PGE ceased
commercial operation of the
Trojan Nuclear Plant (Trojan).
PGE determined that the
likelihood of increasing costs
made continued operation not cost
effective. 5

                        Operating Revenues

PGE's operating revenues from customers peak during the winter season. The following table summarizes operating revenues and KWh sales for the years ended December 31:



                                  1993          1992         1991
Operating Revenues (thousands)
     Residential                  $340,440      $311,235
$314,313
     Commercial                    303,804       293,769
281,424
     Industrial                    147,274       137,901
135,031
     Public Street Lighting         11,002        10,998
10,679
         Tariff Revenues           802,520       753,903
741,447
         Accrued Revenues           55,873        12,030
6,766
     Retail                        858,393       765,933
748,213
     Wholesale                      79,035       109,025
131,605
     Other                           7,103         5,140
5,760
         Total Operating Revenues $944,531      $880,098
$885,578

Kilowatt-Hours Sold (millions)
     Residential                     6,760         6,285
6,471
     Commercial                      5,885         5,737
5,545
     Industrial                      3,764         3,615
3,597
     Public Street Lighting             98            99
102
        Retail                      16,507        15,736
15,715
        Wholesale                    1,599         2,739
3,939
           Total KWh Sold            18,106        18,475
19,654

Retail (including other) revenues increased $94 million in 1993 primarily due to a $49 million increase in accrued revenues related to the future recovery of incremental power costs, and the combination of retail load growth of 2.6% and cooler weather during the early months of 1993 which increased sales of electricity 5%.

1992 retail (including other) revenues increased $17 million over 1991 due primarily to revenues related to a temporary price increase to recover a portion of excess power costs incurred during the March 1991 to February 1992 Trojan outage.

Due to replacement of Trojan generation, excess low-cost power was not readily available for resale which drove wholesale revenues down $30 million. 1992 wholesale revenues declined $23 million due to poor hydro conditions experienced in the region which reduced surplus power and limited PGE's ability to make nonfirm resales.

         Regulation

PGE is subject to regulation by
the Oregon Public Utility
Commission (PUC), which consists
of a three-member commission
appointed by the Governor.  The
PUC approves PGE's retail rates
and establishes conditions of
utility service.  The PUC ensures
that prices are fair and
equitable and provides PGE an
opportunity to earn a fair return
on its investment.  In addition,
the PUC regulates the issuance of
securities and prescribes the
system of accounts to be kept by
Oregon utilities.  PGE is also
subject to the jurisdiction of
the Federal Energy Regulatory
Commission (FERC) with regard to
the transmission and sale of
electric energy between utilities
as well as with respect to
licensed hydroelectric projects
and certain other matters.

Construction of new generating
facilities requires a permit from
the Energy Facility Siting
Council, a council of the Oregon
Department of Energy.  This
council reviews the Company's
need for energy and the resulting
environmental impact of the
generating plant.

The Nuclear Regulatory Commission
(NRC) regulates the licensing,
construction, operation and
decommissioning of nuclear power
plants.  In 1993 the NRC issued
PGE a possession only license
amendment to its Trojan operating
license allowing it to own the
reactor and nuclear fuel but not
to operate the facility.  This
license amendment eliminates
certain operating requirements
that are unnecessary for a
permanently shut down and
defueled reactor.  PGE will
continue to be subject to NRC
regulation until the Trojan plant
is fully decommissioned, all
nuclear fuel is removed from the
site to a U.S. Department of
Energy facility and its license
is terminated.  The Oregon
Department of Energy also
monitors Trojan.


                                        Oregon Regulatory Matters

General Rate Filing

On November 8, 1993 PGE filed a
request with the PUC to increase
electric prices by an average of
5.1% beginning January 1, 1995.
Commercial and industrial
customers rates would increase,
on average, 3.2%.  The proposed
increase in average annual
revenues is $43 million, after
the effects of the Regional Power
Act exchange credit.  PGE
requested a return on equity of
11.5%, down from the current
authorized return of 12.5%.  If
approved, this would be PGE's
first general price increase
since 1991.

Power Cost Deferrals

PGE has operated without a power
cost adjustment provision in its
rates since late 1987 which
necessitates separate filings
with the PUC to recover increases
in power costs.  In February 1993
the PUC authorized PGE to defer,
for later collection, 80% of the
incremental costs incurred from
December 4, 1992 to March 31,
1993 to replace power no longer
generated by Trojan.  In January
1994 the PUC authorized PGE to
start collecting this power cost
deferral beginning in April 1994.

In August 1993 the PUC authorized
PGE to defer, for later
collection, 50% of the
incremental replacement power
costs incurred from July 1, 1993
to March 31, 1994, subject to a
review of PGE earnings.

1993 Residential and Small Farm
Customer Price Increase

Under provisions of the Regional
Power Act (RPA) PGE exchanges
higher-cost power for lower-cost
federal hydroelectric power with
BPA and passes the benefits to
residential and small farm
customers.

In September 1993 the PUC
approved PGE's request to raise
its electricity prices to
residential and small farm
customers an average of 7.8%, or
$28.6 million in annual revenues,
effective October 1, 1993 to pass
through the Bonneville Power
Administration's (BPA) nearly 16%
price increase.  BPA's price
increase reduces the power
exchange credit that is passed
through to PGE residential and
small farm customers.

1992 Temporary Rate Increase

The PUC granted PGE recovery of a
portion of its incremental power
costs incurred during Trojan's
1991 extended outage.  PGE was
allowed to recover 90% of the
excess power costs incurred from
November 1, 1991 until Trojan
returned to service in early
March 1992.  Revenue collections
started on January 1, 1992, with
commercial and industrial rates
increasing 4.8% and residential
rates increasing 0.6%.  On April
7, 1992, the PUC approved the
Company's request to decrease the
rate at which it was recovering
excess power costs.  Residential
rates decreased 0.5% while
commercial and industrial rates
decreased 3.3%.  Revenue
collections were completed in
June 1993.  The PUC's temporary
rate increase order has been
challenged by the Utility Reform
Project.  See Item 3, Legal
Proceedings.

Energy Efficiency

PGE and the PUC are working
together to provide the
appropriate financial incentives
for PGE's energy efficiency programs.
PGE is allowed a return on energy
efficiency program expenditures.
PGE and the PUC also developed
the Share All Value Equitably (SAVE)
program to remove a financial
disincentive and encourage PGE to
aggressively pursue cost-effective
energy efficiency measures.  SAVE,
which began in 1991 consists of a
lost revenue component and a shared
savings incentive that rewards PGE
with additional revenues for a
portion of the difference between
the equivalent cost a new
generation and the cost of the
energy efficiency measures.  The
shared savings component of the
SAVE tariff can result in a penalty
if the amount of energy savings falls
short of the established benchmark levels.
During the first three years of the
program, PGE exceeded benchmarks set by the PUC, and qualified programs achieved an annualized 35 average megawatts of saved energy.

1991 General Rate Increase

The PUC authorized PGE a $27
million, or 3.4%, rate increase
which became effective February
5, 1991.  The tariff change
represented PGE's first general
price increase since 1984.  The
PUC set PGE's allowed return on
common shareholders' equity at
12.5%, a decrease from 12.75%.
The price increase covered higher
operating costs, including
programs to improve efficiency
and safety at Trojan.  Additional
revenues were granted to cover
higher depreciation and
decommissioning provisions for
Trojan.  The PUC also allowed PGE
to recover, over ten years, $29
million of costs associated with
terminating a prior coal supply
contract for Boardman.

Prior Years

Prior to the 1991 general rate
increase, general prices had not
increased since 1984.  Between
1985 and 1990, PGE had price
reductions totaling $79 million
in revenue requirements including
refunds of excess tax credits.

In October 1989, PGE lowered
residential and small farm
customer prices by 3.8%, or
$11 million in annual revenue
requirements.  The lower prices
resulted from increased benefits
under the provisions of the RPA.

In January 1989 revenue
requirements were reduced $12
million as a result of the
completion of PGE's recovery of
abandoned nuclear project costs.

Litigation Settlement

In July 1990, PGE reached an out-
of-court settlement with the PUC
on two of three rate matters
being litigated.  PGE had sought
judicial review of the three rate
matters related to a 1987 general
case.  In 1989, PGE reserved $89
million for an unfavorable
outcome on these three issues.
As a result of the settlement,
$16 million, or $.35 per share,
was restored to income during the
1990 third quarter.

The settlement resolved the
dispute regarding treatment of
accelerated amortization of
certain investment tax credits
(ITC) and 1986-1987 interim
relief.  PGE restored ITC in a
manner consistent with the way
the PUC had ordered that it be
treated for ratemaking purposes.
As settlement of the interim
relief issue, PGE refunded
$17 million to its customers over
a 12-month period beginning
November 1, 1991.  The
settlement, however, did not
resolve the issue regarding the
gain on the sale of a portion of
the Boardman/Intertie assets,
which the parties continue to
litigate.  PGE's position is that
28% of the gain should be
allocated to customers.  The 1987
rate order 8
allocated 77% of the gain to
customers.  PGE has fully reserved this
amount which is being amortized
over a 27-year period in accordance
with the rate
order.

In PGE's general rate filing
filed November 8, 1993 PGE
proposes to accelerate the
amortization of the Boardman gain to
customers from 27 years to three
years, starting in January 1995,
as part of a comprehensive
settlement of the outstanding
litigation on this issue.

Least Cost Energy Planning

The PUC adopted Least Cost Energy
Planning for all energy utilities
in Oregon with the goal of
selecting the mix of options that
yields an adequate and reliable
supply of energy at the least
cost to the utilities and
customers.  "Demand side" options
(ie, conservation and load
management) as well as
traditional "supply side" options
(ie, generation and purchase of
power) are evaluated.  Although
utility management continues to
be fully responsible for
decision-making, the process
allows the PUC and the public to
participate in resource planning.
Ratemaking decisions are not made
in the planning process.
However, participation by the PUC
and the public may reduce the
uncertainty regarding the
ratemaking treatment of the
acquisition of new resources.
PGE filed its first Least Cost
Energy Plan (LCP) with the PUC in
October 1990, and the PUC
subsequently reviewed and
acknowledged PGE's plan.  The
plan is updated every two years.

In August 1992, PGE submitted its
draft 1992 LCP to the PUC.
Included in the LCP was PGE's
plan for an orderly phase-out of
Trojan by 1996.  In January 1993,
PGE submitted an update to its
LCP reflecting its decision to
immediately shut down Trojan.
The PUC acknowledged the LCP plan
on June 11, 1993.


  Competition and Marketing

Retail Competition

PGE competes with a local natural
gas utility for residential and
commercial customers' space and
water heating.  PGE captures the
majority of the space and water
heating market for new multi-
family construction, but most new
single-family homes are built
with natural gas heat and hot
water.  PGE operates within a
state-approved service area and
is substantially free from direct
competition with other electric
utilities.

Competition in the industrial
market has increased in recent
years due to the availability and
low price of natural gas.  To
meet this competition, PGE is
working to retain customers by
assisting them with energy-
related decisions.  Neighboring
retail electric utilities are
becoming another competitive
factor.  In 1990, two of PGE's
industrial customers approached
other utilities to investigate
obtaining power at a lower price.
PGE has signed a settlement
agreement with Pacific Power &
Light (PP&L) permitting PP&L to
serve one of these customers and
is continuing to serve the other
customer.  See Item 3,
Legal Proceedings for more
information.

Cogeneration is another form of
competition.  However, PGE also
views it as an opportunity to
invest in joint projects which
earn a return and provide
additional resources to meet
PGE's load growth and to replace
Trojan's output.

Retail Marketing

PGE recognizes that all customers
do not have the same energy needs
and that they do no all value a
product equally.  Some customers
require more reliable services
to reduce outage costs.  Other
price sensitive customers prefer
reduced service levels to achieve
a lower electric bill.  PGE
continues to work with customers
to develop and deliver kWh products
and services that meet different
customers' needs.

Meeting customer needs while
promoting energy efficiency means
employing demand side management
strategies.  Demand side management
includes influencing market growth
through high value electrical
applications, managing wise use of
electricity through energy
efficiency and managing capacity
demand through load shaping.  PGE
and the PUC developed the SAVE
program (see discussion on page 8)
to remove a financial disincentive
from energy efficiency measures.

The most successful programs
under PGE's SAVE incentive tariff
include low-flow showerheads, the
Super Good Cents program which
encourages energy-efficient
construction, the Commercial
Rationalization program for
construction of
energy-efficient commercial
buildings, commercial and
industrial lighting, and a
program to encourage industrial
customers to install more
efficient motors. 9

PGE also has programs for
residential energy audits, low-
income weatherization, more
efficient lighting and
appliances, and the repair and
replacement of water heaters.

Among the other services provided
to commercial and industrial
customers, PGE and subsidiaries
offer power quality services and
high voltage maintenance services
for customer-owned equipment.
PGE's Energy Resource Center
provides commercial and other
customers with technical
assistance and training for
energy-related business issues.
Commercial customers can receive
a design review of energy
efficiency systems for their
buildings.

The U.S. Environmental Protection
Agency (EPA) has selected PGE as
the first utility in the Pacific
Northwest to participate in its
Green Lights program.  This
program encourages the largest
businesses and industries to use
energy-efficient lighting.  PGE
is working with its customers to
help them qualify for the Green
Lights program.  In addition, PGE
is the first U.S. utility to
become a member of Power Smart,
an international organization
that promotes energy efficiency
through marketing and product
endorsements.

PGE has joined with the Oregon
Superintendent of Public
Instruction and other utilities
to develop a curriculum to
encourage teachers, students, and
parents to use energy more
efficiently in their homes.  A
related plan is designed to make
school facilities more energy-
efficient.

Wholesale Sales

Energy sales to other utilities
depend on the availability of
surplus power in the Pacific
Northwest, access to transmission
systems, changing prices of
fossil fuels, competition from
alternative suppliers, and the
demand for power by other
utilities.  Power supply and
transmission assets, including a
partial ownership in the AC
Intertie, provide valuable
linkages to a wide array of
wholesale customers.

The AC Intertie is a transmission
line with a total capacity of
4,800 megawatts that links
winter-peaking northwest
utilities with summer-peaking
wholesale customers in
California.

Currently, PGE has total
scheduling capability for 950
megawatts on the AC Intertie
including 150 MW gained from the
recent capacity expansion.  PGE
and BPA completed expansion of
the capacity of the AC Intertie
in 1993.  PGE has traded 100
megawatts of this scheduling
capability to BPA for 100
megawatts of scheduling
capability on BPA's DC Intertie
in order to reach additional
wholesale customers in the
Southwest.  The January 1994
earthquake experienced in the Los
Angeles area removed the DC
intertie from service.  Until
repaired, this outage limits
PGE's ability to make wholesale
sales to the southwest region.

FERC can now order wholesale
transmission access, wholesale
wheeling, of electric power.
Wholesale wheeling allows
independent power producers and
utilities to market excess power
to other utilities over wide
geographic areas.  PGE's
ownership of 950 megawatts of
transmission rights on the
Pacific Northwest Intertie
provides access to power and
wholesale customers beyond PGE's
service territory.

        Power Supply

PGE's decision in January 1993 to
immediately cease operation of
Trojan (see Note 6, Trojan
Nuclear Plant) ended 17 years of
operation during which the plant
provided about a quarter
of PGE's annual energy requirements.
PGE is replacing this output and
meeting new load growth with a
mix of demand-side and supply-
side resources, including
renewables, cogeneration,
combined-cycle combustion
turbines, and energy purchases
from other utilities.

Removing this major generating
plant from service increased the
importance of PGE's existing
hydroelectric and thermal
resources.  Hydro power is a key
economic resource for the
Company.  In addition to company-
owned hydroelectric projects, PGE
relies on long term power
contracts with four hydro
projects on the mid-Columbia
River.  PGE also purchases
surplus energy, primarily hydro-
generated, from other Pacific
Northwest utilities.  Operation
of the gas-fired Beaver plant
(Beaver) continues to benefit
from a larger natural gas
pipeline.  This pipeline,
completed in 1993, gives PGE
assured access to natural gas
markets, enabling Beaver
generation to be competitive with
other resources in the Pacific
Northwest.  The Boardman coal-
fired plant (Boardman) has run as
a base load plant since lower-
cost coal supply contracts were
negotiated in 1990. 10

Generating Capability

PGE has 1,911 megawatts of
generating capability, which
consists of hydroelectric, coal-fired
and gas-fired
plants.  PGE's lowest-cost
producers are its eight
hydroelectric projects on the
Clackamas, Sandy, Deschutes, and
Willamette rivers in Oregon.
With the decision to permanently
close Trojan, PGE lost 745
megawatts of generating
capability.

Purchased Power

Long-term firm power contracts
with four hydro projects on the
mid-Columbia River in central
Washington state provide PGE with
669 megawatts.  A long-term
contract with the BPA for 250
megawatts of capacity expired in
1991 and was replaced with 550
megawatts of new long-term (3 to
23 years) firm contracts from
several utilities.  In addition,
PGE has long-
term exchange contracts with
summer-peaking California
utilities to help meet its
winter-peaking requirements.

During 1993 PGE negotiated new
firm power purchase contracts
ranging from two to four years
for the purchase of 300 MW to
replace capacity and energy
previously supplied by Trojan.
These agreements, with companies
in the Northwest and Southwest,
will help meet the Company's
needs until new resources are
brought on-line in the 1995/96
timeframe.

These and other sources provide
PGE with a total of 2,095
megawatts of firm capacity to
serve PGE's peak loads.  PGE also has
access to surplus energy in the
"spot market", referred to as
secondary energy, which is
utilized to meet customers' needs
when it is economical to do so,
and to provide replacement energy
during plant maintenance outages.

Reserve Margin

Reserve margin is the amount of
firm resource capacity in excess
of customer demand during a
period of peak loads.  Based on its
generating plants and firm
purchased power contracts in
place as of December 31, 1993,
capacity available to PGE
compared with historical peak
loads is:

Source:                 Megawatts
PGE-owned hydro plants        609
Coal-fired plants             652
Gas-fired plants              650
Firm power purchase
  contracts                 2,095
       Total                4,006


Peak Load:
System record (Dec. 1990)   3,698
1993 peak (Jan.)            3,441

PGE has access to spot-market purchases
(referred to as secondary energy)
during peak demand.

Year in Review

PGE generated 42% of its load
requirements in 1993 compared
with 58% in 1992.  Trojan
operated at a 48% capacity factor
in 1992.  Firm and secondary
purchases primarily replaced
Trojan generation in 1993.

Below average precipitation in
some parts of the Columbia River
basin reduced the availability of
inexpensive hydro power on the
secondary market in 1993.
Regional water conditions were
about 83% of normal.  Poor water
conditions in the region drove
secondary prices up, causing
Beaver to be a more economical
source of energy.  Beaver
produced 13% more energy than in
1992. 11

1994 Forecast

The combination of power
purchases and increased internal
generation will continue to be
utilized to replace Trojan's
energy.  PGE expects to purchase
57% of its 1994 load requirement.
The early predictions of
water conditions indicate they
will be about 75% of normal.  A
high run-off in late spring is
expected because of water release
for fisheries.  Early spring and
summer run-off will likely be low
due to the low water content of
the snow pack in the Columbia
River Basin.

PGE plans to operate Beaver at a
38% capacity factor, the
same level experienced in 1993.
Boardman will continue to operate
as a base-load plant.

Outlook

PGE's Least Cost Energy Plan (see
the discussion on page 9) focuses on
meeting customers' current and
anticipated future energy needs
with cogeneration, additional
natural gas-fired combined-cycle
combustion turbines, wind power,
geothermal, energy efficiency,
repowering existing resources and
efficiency improvements to
generating and transmission
facilities.  Energy efficiency
programs include demand-side
measures such as load management
and encouraging more efficient
use of electricity by customers.
PGE plans on meeting 45% of new
load growth needs with energy
efficiency programs.

PGE is beginning construction of
the Coyote Springs Generation
Project (Coyote Springs).  This
project will be a 220 megawatt
cogeneration facility constructed
near Boardman as part of the
Trojan replacement resource
portfolio.  Coyote Springs is
expected to be completed in the
fall of 1995.

The Company is
reviewing plans to bring an
additional 380 average megawatts
(MWa) of new resources on-line by
1997.  Average megawatts are
calculated by converting the
total annual output of a resource
into an hourly average.

Until new generating resources
come on line PGE will utilize a
combination of additional
internal generation and short and
medium-term power 12 purchase
contracts.  Price and supply of
these power purchases will be of
particular importance until PGE
brings new resources on-line.
Adequate supplies of secondary
energy are expected to be
available to meet customer
demand.  The completion of the
third intertie in 1993 increased
PGE's access to surplus energy in
California and Arizona.  However,
potential curtailments of power
supply and voltage instability
could result if unusual weather-
related events or loss of
generating resources occur in the
region.

The January, 1994 earthquake in
the Los Angeles area caused
damage to the direct current (DC)
intertie.  PGE expects this
transmission loss to affect the
supply of power from the
southwest to the Pacific
northwest.  As a result, the
price of secondary power may be
affected.

Restoration of Salmon Runs - The
Snake River chinook salmon has
been listed as a threatened
species and the Snake River
sockeye salmon has been listed as
endangered under the federal

Endangered Species Act (ESA).
The National Marine Fisheries
Service (NMFS) has appointed a 7-
member team to develop a recovery
plan to reestablish these fish
runs.  This plan was completed in
November 1993 and is now
undergoing public comment.  The
plan proposes changes to current
river operations.  Some
environmental organizations are
calling for major improvements in
fish passage around hydro
projects on the Snake and lower
Columbia rivers during the spring
and summer by increasing the
amount of water released from the
reservoirs.  This could mean less
water will be available for
release from the reservoirs in
the fall and winter, resulting in
less electricity generated at the
hydro projects.  NMFS is required
to consider the economic impact
as well as biological value of
the proposed measures.

Much of the regional impact from
reduced power generation could be
mitigated by increasing the
region's seasonal power exchanges
with California.  California has
peak energy needs in the summer
while the Pacific Northwest has
peaks in the winter.  BPA
estimates that proposed Columbia
and Snake river flows would have
only a small impact on power
generation.  BPA estimates the
cost of power to replace lost
generation would result in a
retail rate increase of less than
2%.  However, the final recovery
plan could alter this estimate.

PGE is closely monitoring this
process and the potential impact
of the proposals on its
operations.  PGE does not own
hydro projects on the lower
Columbia or Snake rivers although
PGE purchases power from
facilities located on these
rivers.  PGE's biologists are
working with state and federal
agencies to ensure that its hydro
operations are compatible with
the survival of both hatchery and
wild salmon and steelhead trout.
PGE does not expect the ESA
process to significantly impact
its generation or long-term
purchased power contracts.
However, the costs of secondary
purchased power may increase
throughout the region during low-
water years.

        Fuel Supply

Nuclear

Since the permanent closure of
Trojan in January 1993 PGE has
terminated all uranium
conversion, enrichment and
fabrication contracts.
Termination costs were
approximately $4.5 million.  In
addition PGE terminated, at no
cost, a uranium supply contract
from an Australian source and
assigned its remaining uranium
supply contract from a domestic
source to a third party,
permanently relieving PGE of any
future obligations associated
with either contract.  PGE sold
its remaining inventory of
enriched and natural uranium.

Coal

PGE has an agreement with Cyprus
AMAX Coal Sales Company (in 1993
AMAX Coal Company merged with
Cyprus Coal Sales Corporation to
become Cyprus AMAX Coal Sales
Corporation) to supply coal to
Boardman through the year 2000.
The agreement does not require a
minimum amount of coal to be
purchased, leaving PGE free to
obtain coal from other sources.
PGE did not take deliveries from
AMAX under this agreement in 1993
because lower priced coal was
available on the spot market.
The coal purchased contained less
than 0.5% of sulfur by weight and
emitted less than the EPA
allowable limit of 1.2 pounds of
sulfur dioxide per MMBtu (million
British thermal units) when
burned.  The coal is from both
surface mining operations and
underground operations, each
subject to federal, state, and
local regulations.  Railroad
transportation to Boardman
represents the single largest
component of the total cost of
the coal.  In 1993 PGE negotiated
a favorable railroad
transportation rate with the
Union Pacific Railroad and
Western Railroad Properties.  PGE
believes it will continue to have
several coal supply sources and
will be able to continue meeting
Boardman's needs.

Coal for Colstrip 3 and 4,
located in southeastern Montana,
is provided under contract with
Western Energy Company, a wholly
owned subsidiary of Montana Power
Company.  The contract provides
that the coal delivered will not
exceed a maximum sulfur content
of 1.5% by weight.  The plant
design includes sulfur dioxide
removal equipment to allow
operation in compliance with
EPA's source performance emission
standards.

Coal for Centralia 1 and 2,
located in southwestern
Washington, is provided under
contract with PacifiCorp doing
business as PacifiCorp Electric
Operations.  The plant will need
to implement a blending (adding
low-sulphur coal to the current
supply), co-firing (adding
natural gas to the fuel mix), or
other strategies to achieve
compliance with EPA's source
performance emission standards.
The majority of Centralia's coal
requirements are expected to be
provided under this contract.


About one quarter of PGE's firm resources comes from coal-fired plants:

                  PGE's %             Sulfur       Type of
Pollution
Plant             Ownership and MWs       Content      Control
Equipment
 Boardman, OR        65%; 330 MW            0.5%   Electrostatic
precipitators
 Centralia, WA       2.5%; 33 MW            0.9%   Electrostatic
precipitators
 Colstrip, MT        0%; 288 MW             1.0%   Scrubbers and
precipitators


Natural Gas

PGE has short-term agreements
with various suppliers to
purchase gas during the winter
peak demand period.  PGE also
utilizes spot-market purchases of
gas when necessary.

PGE owns 90% of a pipeline which
directly connects Beaver to
Northwest Pipeline, an interstate
gas pipeline operating between
British Columbia and New Mexico.
Beginning in June 1993 PGE has
access to 30,000 MMBtu/day of
Northwest Natural Gas's capacity
on Northwest Pipeline.  Increased
access to gas supplies
improves the cost effectiveness
and reliability of gas
transportation to the plant.
This agreement also allows for an
increase to 76,000 MMBtu/day in
November 1995.

PGE also signed an agreement in
1993 with Pacific Gas
Transmission to provide 41,000
MMBtu/day of capacity on its
natural gas pipeline.  This
service is scheduled to start on
or after November 1995, when
PGE's new gas-fired resources
come on line.

Environmental Matters

PGE operates in a state
recognized for environmental
leadership.  PGE's commitment to
environmental stewardship
resulted in the adoption of a
corporate environmental policy in
1991.  The policy asserts PGE's
commitment to minimize waste in
its operations, minimize
environmental risk and take the
lead in promoting energy
efficiency.

Environmental Regulation

PGE is subject to regulation by
federal, state, and local
authorities with regard to air
and water quality, noise, waste
disposal and other environmental
issues. PGE is also subject to
the Rivers and Harbors Act of
1899 and similar Oregon laws
under which it must obtain
permits from the U.S. Army Corps
of Engineers or the Oregon
Division of State Lands to
construct facilities or perform
activities in navigable waters or
in waters of the State.  The EPA
regulates the proper use,
transportation, clean up and
disposal of Polychlorinated
biphenyls (PCBs).  State agencies
or departments which have direct
jurisdiction over environmental
matters include the Environmental
Quality Commission, the
Department of Environmental
Quality (DEQ), the Oregon
Department of Energy, and the
Energy Facility Siting Council.
Environmental matters regulated
by these agencies include the
siting and operation of
generating facilities and the
accumulation, clean-up and
disposal of toxic and hazardous
wastes.

Air/Water Quality

Congress passed amendments to the
Clean Air Act (Act) in 1990 that
will renew and intensify national
efforts to reduce air pollution.
Significant 14 reductions in
emissions of sulfur dioxide,
nitrogen oxide and other air
toxic contaminants will be
required over the next several
years.  Coal-fired plant
operations will be affected by
these emission limitations.

Federal implementing standards
under the Act are being drafted
at the present time.  State
governments are also charged with
monitoring and administering
certain portions of the Act.
Each state is required to set
guidelines that at least equal
the federal standards.

On March 5, 1993, the EPA issued
its final allocation of emission
allowances.  Boardman was
assigned sufficient allowances to
operate after the year 2000 at a
60 to 67% capacity factor without
having to further reduce
emissions or to buy additional
credits.  Centralia will be
required to reduce emissions by
the year 2000 and the owners are
examining several options such as
installing scrubbers, converting
to lower-sulfur coal or natural
gas, or purchasing emission
allowances.  It
is not anticipated that Colstrip
will be required to reduce
emissions because it utilizes
scrubbers.

In addition, Congress is
currently considering other
legislation to reduce emissions
of gases that are thought to
cause global atmospheric warming.
The burning of coal, oil, and
natural gas by electric utilities
is thought to be a source of
these pollutants.  Legislation,
if adopted, could significantly
increase PGE operating costs and
reduce coal-fired capacity.

Boardman's air contaminant
discharge permit, issued by the
DEQ, has no
restrictions on plant operations.
This permit expires in 1994 and will
be automatically
extended until a new permit is
issued under new permit rules
being reviewed by the EPA for
final approval.  The water
pollution control facilities
permit for Boardman expired in
May 1991.  The DEQ is processing
the permit application and
renewal is expected.  In the
interim, Boardman is permitted to
continue operating under the
terms of the original permit.

The wastewater discharge permit
for Beaver expires in 1994.  DEQ
is currently reviewing the permit
renewal application.

DEQ air contaminant discharge
permits for the combustion
turbine generators at Bethel
expire in 1995.  The existing air
permits will automatically be
extended until new permits are
issued under new air permit rules
being reviewed by the EPA for
final approval.  The current
permits allow unrestricted plant
operations except for a
limitation whereby only one
Bethel unit may operate at night
due to noise limitations.  The
combustion turbines are allowed
to operate on either natural gas
or oil.

PGE has developed an emergency
oil spill response plan for the
fuel oil storage tanks and
unloading dock at Beaver.  This
plan has been submitted to the
Coast Guard, EPA and DEQ in
compliance with new federal and
state oil spill regulations.  The
plan includes employee training
and the probable acquisition of
clean up equipment.

Environmental Clean Up

PGE, as a "potentially
responsible party", is involved
with others in environmental
clean up of PCB contaminants at
various sites.  The clean up
effort is underway and is
anticipated to take several years
to complete.  The total cost of
clean up is presently estimated
at $27 million.  PGE's share is
approximately $3 million.

Human Resources

As of December 31, 1993, PGE had
2,577 regular employees,
including 224 employees at
Trojan, compared to 3,157 and
3,094 employees at December 31,
1992 and 1991, respectively.

Portland General Holdings, Inc. - Nonutility Businesses

General

Holdings is a wholly owned
subsidiary of Portland General
and is the parent company of
Portland General's subsidiaries
presently engaged in leveraged
leasing and the liquidation of
its real estate investment.
Holdings has provided
organizational separation from
PGE and financial flexibility and
support for the operation of non-
utility businesses.  The assets
and businesses of Holdings are
its investments in its
subsidiaries.  Portland General
has determined to no longer
pursue development in the
independent power and real estate
businesses, and has recorded
write-offs and reserves for
related phase-out costs.


Leasing

Portland General Financial
Services, Inc

Portland General Financial
Services (PGFS) is the parent
company of Columbia Willamette
Leasing (CWL), which acquired and
leases capital equipment on a
leveraged basis.  CWL accounts
for essentially all of the assets
and earnings of PGFS.  During
1993 and 1992, CWL made no new
investments in leveraged leases.
CWL's investment portfolio
consists of six commercial
aircraft, two container ships,
5,500 containers, coal, tank, and
hopper railroad cars, a truck
assembly plant, an acid treatment
facility, and a wood chipping
facility, totaling $454 million
in original cost.  No new
investments are expected or
planned for the foreseeable
future.


Independent Power Production

PowerLink Corporation

PowerLink Corporation (PowerLink)
was Portland General's entry into
the independent power business.
During 1992 Portland General sold
PowerLink.

Investment in Bonneville Pacific
Corporation

In October 1990, Holdings
purchased 20% of the common stock
of Bonneville Pacific, an
independent power producer
headquartered in Salt Lake City,
Utah.  Over the next six months,
Holdings purchased additional
shares of Bonneville Pacific
common stock, increasing its
investment to 46% of the
outstanding stock.  Holdings also
has outstanding loans of
$28 million to Bonneville Pacific
and its subsidiaries.  In
November 1991, Portland General
announced that it was halting
further investments, and Holdings
wrote off its equity investment
in and loans to Bonneville
Pacific.  In addition, Holdings'
representatives resigned from
Bonneville Pacific's board of
directors.  These decisions were
based in part on Bonneville
Pacific underperforming
expectations, the impairment of
the investment in Bonneville
Pacific and the inability of
Bonneville Pacific to meet
project sell-down commitments
under the original purchase
agreement.  Bonneville Pacific
has filed for protection under
Chapter 11 of the Federal
Bankruptcy Code.  Holdings has
instituted legal proceedings with
regard to its investment in
Bonneville Pacific.  See Note 3,
Loss From Independent Power and
Note 14, Legal Matters, in the
Notes to the Financial Statements
and Item 3. Legal Proceedings for
more information.


Real Estate

Columbia Willamette Development
Company

Projects in Columbia Willamette
Development Company's (CWDC)
development portfolio include an
upscale retirement community
and single family
residential developments.  The
process of liquidating the
projects is expected to be
substantially completed during
1994.  See Note 2, Real Estate -
Discontinued Operations, in Notes
to the Financial
Statements. 16


Item 2.        Properties


Portland General Corporation

Discussion regarding nonutility properties is included in the previous section.

Portland General Electric Company

Generating facilities owned by PGE are set forth in the following table:

                                                         Net MW
Facility            Location           Fuel            Capability
Wholly owned:
  Sullivan        Willamette River     Hydro               16

  Faraday         Clackamas River      Hydro               43
  River Mill      Clackamas River      Hydro               23
  Bull Run        Sandy River          Hydro               22
  Oak Grove       Clackamas River      Hydro               43
  Pelton          Deschutes River      Hydro              108
  North Fork      Clackamas River      Hydro               54
  Round Butte     Deschutes River      Hydro              300
  Bethel *        Salem, OR            Gas/Oil            116
  Beaver *        Clatskanie, OR       Gas/Oil            534

Jointly Owned:

 PGE %

Interest
  Trojan**        Rainier, OR          Nuclear              -
 67.5
  Boardman        Boardman, OR         Coal               508
 65.0
  Colstrip 3 & 4  Colstrip, MT         Coal             1,440
 20.0
  Centralia       Centralia, WA        Coal             1,310
  2.5

* Combustion turbine generators at Bethel and Beaver are leased by PGE
**  Trojan ceased commercial operation in early 1993

PGE holds licenses under the
Federal Power Act (which expire
during the years 2001 to 2006)
for all of its hydroelectric
generating plants and state
licenses covering all or portions
of certain plants.  The NRC
granted a 40-year license, which
expires in the year 2011, to
operate Trojan at full power, and
all other presently required
permits and certificates have
been granted by other federal and
state agencies.  PGE has been
granted a possession only license
amendment for Trojan by the NRC.

PGE's principal plants and
appurtenant generating facilities
and storage reservoirs are
situated on land owned by PGE in
fee or land under the control of
PGE pursuant to valid existing
leases, federal or state
licenses, easements, or other
agreements.  In some cases meters
and transformers are located upon
the premises of customers.  The
Indenture securing PGE's first
mortgage bonds constitutes a
direct first mortgage lien on
substantially all utility
property and franchises, other
than expressly excepted property.

Leased Properties

Combustion turbine generators at
Bethel and Beaver are leased by
PGE.  These leases expire in the
late 1990s.  PGE leases its
headquarters complex in downtown
Portland and the coal-handling
facilities and certain railroad
cars for Boardman. 17


Item 3.  Legal Proceedings

Nonutility

Gerhard W. Gohler, IRA, et al v.
Robert L. Wood et al, U.S.
District Court for the District
of Utah

This case, filed on August 31,
1992 is the consolidation of the
various class action suits
previously filed on behalf of
persons who purchased Bonneville
Pacific Corporation common shares
and convertible subordinated
debentures between August 18,
1989 and January 22, 1992.  The
defendants in the action are
certain Bonneville Pacific
Corporation insiders, Portland
General Corporation, Portland
General Holdings, Inc., certain
Portland General individuals,
Deloitte & Touche (Bonneville's
independent auditors) and three
underwriters of a Bonneville
offering of subordinated
debentures (Kidder, Peabody &
Co., Piper Jaffray & Hopwood
Incorporated, and Hanifen, Imhoff
Inc.).  The claims against
Portland General defendants are
for alleged violations of federal
and Utah state securities laws,
common law fraud and negligent
misrepresentation.  The amount of
damages alleged is not specified.


Portland General, Holdings and
Portland General individual
defendants have filed motions to
dismiss.  Plaintiffs have filed a
response to the motions.  A
decision has not been rendered.

Roger G. Segal, as the Chapter 11
Trustee for Bonneville Pacific
Corporation v. Portland General
Corporation, Portland General
Holdings, Inc. et al, U.S.
District Court for the District
of Utah

On April 24, 1992, Bonneville
Pacific Corporation filed a suit
against Portland General
Corporation, Portland General
Holdings, Inc., and certain
individuals affiliated with
Portland General and Holdings
seeking $200 million in damages
alleging breach of fiduciary
duty, tortious interference,
breach of contract, and other
actionable wrongs.

On August 2, 1993 an amended
complaint was filed by the
Bonneville Pacific bankruptcy
trustee against Portland General,
Holdings, certain individuals
affiliated with Portland General
and Holdings and over 50 other
defendants unrelated to Portland
General or Holdings alleging
federal and state securities
violations, common law fraud,
breach of fiduciary duty,
tortious interference,
negligence, negligent
misrepresentation, partnership by
estoppel and other actionable
wrongs.  This complaint was
dismissed by the Court.  In
January 1994 the bankruptcy
trustee filed another amended
complaint which deleted the
federal and state securities law
violations and the partnership by
estoppel count which were claimed
in the previously filed amended
complaint.  The amount of damages
sought is not specified in the
complaint.

Portland General Holdings, Inc.
v. Deloitte & Touche, et al,
Third Judicial District Court for
Salt Lake County

On January 22, 1992, Holdings
filed a complaint alleging
Deloitte & Touche and certain
individuals associated with
Bonneville Pacific misrepresented
the financial condition of
Bonneville Pacific.  The
complaint alleges that Holdings
relied on fraudulent statements
and omissions by Deloitte &
Touche and the individual
defendants in acquiring a 46%
interest in and making loans to
Bonneville Pacific starting in
September 1990.  In late April
1992, the Court granted motions
by Deloitte & Touche to dismiss
the complaint.  Holdings filed an
amended complaint and various
motions with regard to the
dismissal.  The Court granted the
Portland General motions and
denied motions by Deloitte &
Touche and all other defendants
to dismiss.

Holdings alleges, among other
things, the existence of
transactions in which generation
projects developed or purchased
by Bonneville Pacific were
transferred at exaggerated
valuations or artificially
inflated prices to Bonneville
Pacific's affiliated entities,
Bonneville Pacific related
parties or third parties.  The
suit claims that Bonneville
Pacific's books, as audited by
Deloitte & Touche, led Holdings
to conclude wrongly that
Bonneville Pacific's management
was effective and could achieve
the profitable sale of certain
assets, as called for in Holdings
purchase agreement with
Bonneville Pacific.  Holdings is
seeking approximately
$228 million in damages.

Portland General Holdings, Inc.
v. The Bonneville Group and
Raymond L. Hixson, Third Judicial
District Court for Salt Lake
County

On June 1, 1993 Holdings filed a
complaint alleging The Bonneville
Group and Raymond L. Hixson
misrepresented the financial
condition of Bonneville Pacific.
The complaint contains
substantially the same
allegations against these
defendants as claimed in Portland
General Holdings, 18

 Inc. v. Deloitte & Touche, et al
and seeks the same damages.  The
defendants have filed three
counterclaims, two for a total of
approximately $11 million and one
for an unspecified amount of
damages.

           Utility

BPA v. WPPSS (WPPSS v. 88
Participants), U.S. District
Court for the Western District of
Washington

Cost Sharing Litigation
On October 26, 1982, the
Washington Public Power Supply
System filed suit against PGE,
Puget Sound Power & Light Company
(Puget), PacifiCorp, The
Washington Water Power Company
(Water Power), BPA, the public
power entities that are
participants in Supply System
Units 1, 3, 4 and 5 (the
Participants), and the Morgan
Guaranty Trust Company of New
York seeking a declaration of the
respective rights and obligations
of the parties to the litigation
for the proper allocation of
shared costs between and among
the various Supply System Units
(the Cost-Sharing Litigation).

While the Cost-Sharing Litigation
was pending, the Supply System on
or about May 27, 1983, ceased
work on Unit 3, the Unit owned by
PGE, Puget, PacifiCorp, and Water
Power (the IOUs) in common with
the Supply System.

In August 1983, PGE, Puget, and
Water Power filed in the
Cost-Sharing Litigation
counterclaims, cross-claims,
third-party claims and a motion
for a preliminary injunction
against the Supply System, BPA,
and certain of the Participants
seeking injunctive relief and a
declaratory judgment that the
Supply System was obligated to
complete Unit 3, that the Supply
System, BPA, and the Participants
in Unit 3 were obligated to
collect and pay funds to finance
the Supply System's 70% portion
of the construction costs, or in
the alternative for monetary
damages on account of the
suspension of work on Unit 3 (the
Suspension of Construction
Litigation).

To avoid potential jurisdictional
problems, the court realigned the
parties to the litigation making
BPA the plaintiff and the Supply
System, the IOUs, the
Participants and others, the
defendants.  As a result, the
title of the action is now BPA v.
WPPSS.

In the Cost-Sharing Litigation,
PGE, Puget and Water Power sought
a declaratory judgment against
the Supply System, PacifiCorp and
the Unit 4 and 5 Participants
requiring costs between Units 3
and 5 to be allocated in
accordance with the 1976 Policy
Statement or if the Policy
Statement was found to be non-
binding, then damages from the
Supply System and others for
misrepresentations and omissions
would be requested.  Following
decisions by the Washington
Supreme Court that certain of the
Unit 4 and 5 Participants were
not responsible for Unit 4 and 5
costs, Chemical Bank, as trustee
for the Unit 4 and 5 bondholders,
intervened in this litigation.

In May 1989 the Court ruled that
Bond Resolution No. 890, adopted
by the Supply System, controlled
disbursement of proceeds from
bonds issued for the construction
of Unit 5, including the method
for allocation of shared costs.
In October 1990, the Court, in
granting a motion by Chemical
Bank for an accounting of the
cost of facilities shared between
Units 3 and 5, ruled that the
proper methodology for the
allocation of shared costs
"required the application of
principles akin to those espoused
by Chemical Bank".  The Court
stated that as a result, Units 4
and 5 "apparently bore more than
their fair and equitable share of
construction costs".  PGE and the
IOUs appealed the order to the
Ninth Circuit Court of Appeals.

On February 25, 1992 the Court of
Appeals reversed the District
Court's decision on the method of
allocating shared costs.  The
Court of Appeals ruled that
shared costs between Units 3 and
5 should be allocated in
proportion to benefits under the
equitable method supported by PGE
and the IOUs.

A trial remains necessary to
assure that the allocations were
properly performed.

PGE v. Ronald Eachus, Myron Katz,
Nancy Ryles (Oregon Public
Utility Commissioners) and the
Oregon Public Utility Commission,
Marion County Circuit Court

In July 1990 PGE reached an out-
of-court settlement with the PUC
on two of three 1987 rate matters
being litigated.  The settlement
resolved the dispute regarding
the treatment of certain
investment tax credits and the
1986-1987 interim relief.  The
settlement, however, did not
resolve the Boardman/Intertie
gain issue, which the parties
continue to litigate.

On January 7, 1991 the Utility
Reform Project (URP) petitioned
the PUC to reconsider the order
approving the settlement.  On the
same date, The Citizen's Utility
Board (CUB) filed a complaint in
the Marion County Circuit Court
seeking to 19

modify, vacate, set aside or
reverse the PUC's order
implementing the settlement.  CUB
claims the PUC's action in
accepting the settlement was
unlawful and not within the PUC's
authority.

On January 14, 1991 the Oregon
Department of Justice filed an
answer to the CUB's complaint
denying that the PUC's action was
unlawful.  On February 1, 1991,
the PUC granted the URP's motion,
and PGE later filed its reply to
the issues raised by URP.  The
1991 Oregon legislature
subsequently passed a law
clarifying the PUC's authority to
approve the settlement.  On
August 28, 1991, the PUC issued
an order implementing the
settlement.

On October 28, 1991 URP filed an
appeal in the Multnomah County
Circuit Court to overturn the
PUC's order implementing
settlement.  On September 22,
1992, a decision was issued by
the Marion County Circuit Court
upholding the PUC orders
approving the settlement.  CUB
filed an appeal with the Oregon
Court of Appeals on November 9,
1992.  On December 15, 1993 the
Oregon Court of Appeals affirmed
without opinion the Circuit Court
decision upholding the PUC order.
URP's appeal filed in the
Multnomah County Circuit Court
remains inactive.  PGE will
vigorously oppose this appeal.
See Note 13, Regulatory Matters,
in the Notes to the Financial
Statements for related details.

Utility Reform Project v. Oregon
Public Utility Commission,
Multnomah County Circuit Court

On February 18, 1992 URP filed a
complaint in Multnomah County
Oregon Circuit Court asking the
PUC to set aside and rescind PUC
Order No. 91-1781 that authorized
PGE a temporary rate increase to
recover a portion of the excess
power costs incurred during the
1991 Trojan outage.  URP and the
PUC agreed to stay the case
pending PUC hearings on the PUC
order.  On February 22, 1992 the
PUC issued an order approving the
rate increase.


Pacificorp v. PGE, Columbia Steel
Casting Co., Inc., and Public
Utility Commission of Oregon,
U.S. District Court for the
District of Oregon

In 1972, PGE and PacifiCorp, dba
Pacific Power & Light Company
(PP&L) entered into an agreement
(Agreement) which was
subsequently approved by the PUC
and the City of Portland.  PGE
and the PUC believe the Agreement
created exclusive service
territory for PGE and PP&L in
defined areas within the City of
Portland.  Columbia Steel Casting
Co. (Columbia Steel), an
industrial customer of PGE
located inside the area allocated
to PGE, requested that PP&L
provide it with electric service.

On May 31, 1990 PP&L filed a
complaint for declaratory
judgment in the US District Court
for the District of Oregon
seeking a determination of the
respective rights and
responsibilities of the parties
under the Agreement and the
Sherman Antitrust Act with regard
to Columbia Steel's request.  On
June 19, 1990, Columbia Steel
also filed a complaint in US
District Court for the District
of Oregon with regard to the
allocation of the service
territories between PGE and PP&L.
(See Columbia Steel Casting Co.,
Inc. v. PGE, et al below.)  These
two cases were consolidated.

UA 37 - On July 2, 1990 PGE
requested the PUC, the
governmental agency charged with
allocating the service
territories among utilities, to
affirm the exclusive territories
allocated under the 1972
Agreement.  Columbia Steel
intervened.

On May 2, 1991 PGE and PP&L
entered into an agreement to
settle the District Court
litigation filed by PP&L.  The
settlement provided, among other
things, that the parties would
file a joint application to the
PUC for exclusive territories
within the City of Portland and
that PP&L would serve Columbia
Steel in exchange for certain
assets.

UA 41 - On October 2, 1991 PGE
and PP&L filed a joint
application with the PUC for the
purpose of fully and finally
allocating service territory
within the City of Portland and
transferring from PGE to PP&L the
right to serve Columbia Steel.
UA-37 and UA-41 were
consolidated.

On April 16, 1992 the PUC issued
an order in UA-37/UA-41 which
corrected and affirmed the 1972
Order allocating exclusive
territories within the City of
Portland pursuant to the 1972
Agreement between PGE and PP&L
requested in UA-37.  The Order
also approved the 1992
territorial allocation agreement
between PGE and PP&L and approved
the transfer of the right to
serve Columbia Steel as requested
in UA-41.

Columbia Steel requested
reconsideration by the PUC of the
1992 Order, which the PUC denied
on August 7, 1992.


Columbia Steel Casting Co., Inc.
v. PGE, Pacificorp, and Myron
Katz, Nancy Ryles and Ronald
Eachus, Ninth Circuit Court of
Appeals 20

On June 19, 1990 Columbia Steel
filed a complaint for declaratory
judgment, injunctive relief and
damages in U.S. District Court
for the District of Oregon.
Columbia Steel contends that the
1972 territory allocation
agreement (Agreement) (see above
case for background information)
does not give PGE the exclusive
right to serve them nor does it
allow PP&L to deny service to
them.  Columbia Steel is seeking
an unspecified amount in damages
amounting to three times the
excess power costs paid over the
last ten years.

On July 3, 1991 the federal court
granted Columbia Steel's motion
for partial summary judgment.
The Court concluded that the
Agreement only provided for the
exchange of electric utility
property and service facilities
and that the Agreement did not
allocate customers for the
provision of exclusive services.
The Court further found that the
1972 order of the PUC approving
the Agreement did not order the
allocation of territories and
customers.

On February 4, 1993 the Court
ruled that Columbia Steel is
entitled to recover the
additional costs incurred by it
for electric service from
July 25, 1990 to July 1991.  On
March 22, 1993, PGE filed for
reconsideration.

On May 28, 1993 the Court denied
PGE's motion for reconsideration.
On August 19, 1993 the Court
ruled that Columbia Steel was
entitled to receive from PGE
approximately $1.3 million in
damages which represented the
additional costs incurred by
Columbia Steel for electric
service from July 25, 1990 to
July 1991, trebled, plus costs
and attorney's fees.  Both PGE
and Columbia Steel appealed the
ruling.

Columbia Steel Casting Co., Inc.
v. Oregon Public Utility
Commission, Oregon Court of
Appeals

On October 6, 1992 Columbia Steel
filed a complaint in Marion
County Circuit Court seeking
review of the PUC's decision made
on April 16, 1992 regarding PGE
and PP&L exclusive service
territories.  (See descriptions
of PacifiCorp v. PGE, et al and
Columbia Steel Casting Co., Inc.
v. PGE, et al above.)  On
February 9, 1993 the Court ruled
on the motion for summary
judgement in favor of the
defendant.  On February 18, 1993
the Court reviewed the PUC order
and ruled that the PUC analysis
was correct and confirmed that
PGE and PP&L had exclusive
territories within the City of
Portland.  Columbia Steel filed a
Notice of Appeals with the Oregon
Court of Appeals.  On December
15, 1993 the Oregon Court of
Appeals affirmed without opinion
the determination on exclusive
territories.


PGE v. Columbia River People's
Utility District, Circuit Court
of Oregon for the County of
Multnomah

On September 18, 1990 PGE filed a
complaint in the Circuit Court of
Oregon charging Columbia River
People's Utility District (CRPUD)
with violating Oregon law in its
efforts to annex a portion of
PGE's service territory and
supply power to a northwest
Portland chemical plant
(Atochem).  The complaint seeks
an injunction to prohibit CRPUD
from attempting to provide
electric service outside of its
service territory and unspecified
damages for interference with a
business relationship.

Subsequently, CRPUD and PGE each
filed an action in Columbia
County seeking to validate its
annexation process.  These cases
are inactive.  Atochem intervened
in PGE's suit as a defendant
(although no claims are asserted
against it) and in the CRPUD suit
as a plaintiff.

On April 12, 1991 the Multnomah
County Court ruled that the
territorial allocation statutes
apply to CRPUD.  It later ruled
that the annexation process
employed by CRPUD was invalid.

PGE, Atochem and CRPUD agreed to
stay entry of the court judgement
until the PUC rendered a decision
regarding a 1982 PUC order that
authorized the sale to BPA of a
substation then used to serve
Atochem.

On July 15, 1993 CRPUD, PGE and
Atochem settled all litigation.
Under the settlement, CRPUD
agreed to give up any rights to
annex Atochem into its service
territory and to terminate its
1990 power sales agreement with
Atochem.  PGE agreed to sell to
Atochem any additional power
required by Atochem.

Portland General Electric Company
v. Westinghouse Electric
Corporation, U.S. District Court
for the Western District of
Pennsylvania

On February 17, 1993 PGE filed a
complaint against Westinghouse
Electric Corporation
(Westinghouse), the manufacturer
of Trojan's steam generators,
alleging breach of contract,
negligence, fraud, negligent
misrepresentation and violation
of federal and state racketeering
statutes relating to
Westinghouse's design,
manufacture and installation of
the steam generators. 21

On June 28, 1993 the Court ruled
on Westinghouse's motions to
dismiss PGE's causes of action.
The Court dismissed PGE's claims
of negligence and negligent
misrepresentation.  The Court did
not dismiss PGE's claims alleging
breach of contract, violation of
federal and state racketeering
statutes and fraud.

In the Matter of Porland General
Electric Company, U.S.
Environmental Protection Agency

The U.S. Environmental Protection
Agency (EPA) has filed a civil
complaint against PGE alleging
violations of environmental
standard with respect to storage
of materials and related
recordkeeping at a transmission
substation.  EPA is seeking to
collect $190,000 in civil
penalties related to the alleged
violations.


Item 4.  Submission of Matters to a Vote of Security Holders

None. 22

Executive Officers of Portland General Corporation and Portland
General
Electric (*)

        Name                    Age              Business
Experience
Ken L. Harrison                  51     Appointed to current
position of Chairman
  Chairman of the Board, Chief          of the Board and Chief
Executive Officer
  Executive Officer - PGC/PGE           on December 1, 1988 and
President of
  President - PGC                       Portland General since
August 4, 1992.
                                        Served as President of
Portland General
                                        Electric from June 1987
until September
                                        1989.

Richard G. Reiten                54     Appointed to current
position on August
  President and Chief Operating         4, 1992.  Served as
President of Portland
  Officer - PGE                         General from January 1989
until appointed
                                        to current position.

Leonard A. Girard                51     Appointed to current
position on September
  Senior Vice President                 1, 1988.  Served as Vice
President, Legal
  General Counsel and Secretary         and Regulatory Affairs,
and Secretary from
  PGC/PGE                               January 1988 until
appointed to current
                                        position.

Joseph M. Hirko                  37     Appointed to current
position on December
  Vice President-Finance, Chief         3, 1991.   Served as
Treasurer beginning
  Financial Officer, Chief              in June 1989.  Served as
Vice President,
  Accounting Officer and                Portland General
Financial Services, Inc.
  Treasurer PGC/PGE                     from November 1985 until
June 1989.

Donald F. Kielblock              52     Appointed to current
position on October
  Vice President - PGC/PGE              4, 1989.  Previously
served as General
  Human Resources                       Manager, Information
Services of PGE until
                                        appointed to current
position.

Alvin Alexanderson               46     Appointed to current
position on February
  Vice President - PGE                  5, 1991.  Served as
President of Portland
  Rates and Regulatory Affairs          General Exchange from May
1988 until
                                        appointed to current
position.

David K. Carboneau               47     Appointed to current
position on October
  Vice President - PGE                  1, 1991.  Served as Vice
President,
  Administration                        Information Resources
from October 1989
                                        until appointed to
current position.  For
                                        four years prior to
October 1989, served
                                        as an executive officer
of PGE.

James E. Cross                   47     Appointed to current
position on December
  Vice President and                    3, 1991 (assumed
responsibility for
  Chief Nuclear Officer - PGE           Thermal Generation on
February 15, 1994).
  Thermal Generation                    Served as Vice President,
Nuclear from May
                                        1990 until appointed to
current position.
                                        Served as Plant Manager
of Florida Power
                                        & Light Company's Turkey
Point Nuclear
                                        Plant from 1988 until May
1990.

Richard E. Dyer                  51     Appointed to current
position on July 17,
  Vice President - PGE                  1991.  Served as PGC Vice
President and
  Marketing and Supply                  Assistant to the Chairman
of the
                                        Board from October 1990
until appointed
                                        to current position.
Prior to October
                                        1990 served as Vice
President, PGE Power
                                        Management.

Peggy Y. Fowler                  42     Appointed to current
position on January
  Vice President - PGE                  1, 1990 (assumed
responsibility for
  Distribution                          Distribution on February
15, 1994).
                                        Served as General
Manager, Hydro
                                        Production and
Transmission from September
                                        1989 until appointed to
current position.
                                        Previously served as
General Manager,
                                        Service and Installation.

Frederick H. Lamoureaux          54     Appointed to current
position on July 17,
  Vice President - PGE                  1991 (assumed
responsibility for Hydro
  Hydro Production and                  Production and Utility
Services on
  Utility Services                      February 15, 1994).
Served as Vice
                                        President, Distribution
from September
                                        1989 until appointed to
current position.
                                        Previously served as
General Manager,
                                        Hydro Production and
Transmission.

Frederick D. Miller              52     Appointed to current
position on October
  Vice President - PGE                  15, 1992.  Served as
Director of Executive
                                        Department, State of
Oregon, from 1987
                                        until appointed to
current position.

(*) Officers are listed as of January 31, 1994. The officers are elected to serve for a term of one year or until their successors are elected and qualified. 23

PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters


Portland General Corporation

Portland General's common stock is publicly held and traded on the New York and
Pacific Stock
Exchanges.  The table below reflects the dividends on Portland
General's common
stock and the
stock price ranges as reported by The Wall Street Journal for 1993 and 1992.

                                1993
1992
Quarter             1st     2nd     3rd      4th     1st    2nd
 3rd     4th

High              21-1/8  22-1/4  23-1/8  22 7/8   16-5/8  16-7/8
19-5/8  19-3/8
Low               16      19-7/8  21-1/2  18 3/4   15      15-1/8
16      18
Closing price     21      22-1/8  22-1/4  20 1/2   15-1/8  16-1/8
19      18-3/8
Cash
dividends
declared (cents)  30      30      30      30       30      30
30      30

The approximate number of shareholders of record as of December
31, l993 was
48,521.


Portland General Electric Company

PGE is a wholly owned subsidiary of Portland General. PGE's common stock is not publicly traded. Aggregate cash dividends declared on common stock were as follows
(thousands of
dollars):

Quarter        1993       1992
First       $ 18,206     $16,184
Second        18,206      18,206
Third         18,206      18,206
Fourth        18,206      18,206

PGE is restricted, without prior PUC approval, from making any dividend distributions to
Portland General that would reduce PGE's common equity capital below 36%
of total capitalization. 24


Item 6.      Selected Financial Data


Portland General Corporation

                                     For the Years Ended December
31
                              1993      1992      1991      1990
   1989
(Thousands of dollars except per share amounts)
Operating Revenues         $946,829  $883,266   $889,876
$852,105  $796,910
Net Operating Income        160,431   163,500    136,531
176,457   161,877
Income (Loss) from Cont.
 Operations                  89,118    89,623    (20,698)1
99,9522   (9,900)2
Loss from Discontinued
 Operations3                      -         -    (29,169)
- -   (17,033)
Net Income (loss)          $ 89,118  $ 89,623   $(49,867)  $
99,952  $(26,933)

Earnings (loss) per Avg.
 Common Share
  Continuing Operations      $ 1.88    $ 1.934    $ (.43)4
$2.17    $ (.21)
  Discontinued Operations         -         -       (.63)
- -      (.37)
                             $ 1.88    $ 1.934    $(1.06)4
$2.17    $ (.58)
Dividends Declared
 per Common Share            $ 1.20    $ 1.20      $1.20
$1.20    $ 1.96

Total Assets             $3,449,328 $3,140,625 $3,092,596
$3,104,736 $2,680,082

Long-Term Obligations5      912,994    937,938    967,968
820,538    875,751


Portland General Electric Company

                                 For the Years Ended December 31

                            1993       1992       1991       1990
     1989
                         (Thousands of Dollars)

Operating Revenues      $  944,531 $  880,098 $  885,578 $
884,720 $  784,083
Net Operating Income       156,450    160,037    139,257
181,344    160,334
Net Income                  99,744    105,562     74,075
121,9492     3,0742

Total Assets             3,226,674  2,920,980  2,912,254
2,855,809  2,434,678
Long-Term Obligations5     872,994    887,938    887,952
810,538    867,751


1  Includes a loss of $74 million from independent power.  See
Note 3, Loss From
Independent
Power, in the Notes to Financial Statements.
2 Includes regulatory loss reserves of $89 million for certain rate issues in
1989 and a
gain of $16 million for settlement of certain of these issues in 1990. See Note
13,
Regulatory Matters, in the Notes to Financial Statements.
3  Portland General discontinued its real estate operations.
Current and prior
years'
amounts are not reflected in operating revenues and net operating income.
4  Includes $.02 for tax benefits from ESOP dividends.
5 Includes long-term debt, preferred stock subject to mandatory redemption requirements and long-term obligations under capital leases.

             Item 7. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Financial and Operating Outlook

Trojan Related Issues

Shutdown  -  In  early   1993,  Portland
General  Electric  Company  (PGE or  the
Company) ceased commercial operation  of
the  Trojan Nuclear Plant (Trojan).  PGE
made the decision to shut down Trojan as
part of its least cost planning process,
a biennial process whereby PGE evaluates
a mix  of energy  options that yield  an
adequate   and   reliable   supply    of
electricity  at  the least  cost  to the
utility and  to its customers.   On June
3,  1993  the   Oregon  Public   Utility
Commission   (PUC)   acknowledged  PGE's
Least Cost Plan.

Decommissioning  Estimate  -  The   1993
nuclear decommissioning estimate of $409
million   represents   a   site-specific
decommissioning cost estimate  performed
for    Trojan    by    an    experienced
decommissioning engineering firm.   This
cost estimate assumes that  the majority
of decommissioning activities will occur
between    1998    and    2002,    after
construction  of  a temporary  dry spent
fuel  storage  facility.     The   final
decommissioning activities will occur in
2018 after PGE completes shipment of spent fuel to a United States Department of Energy (USDOE) facility.

The   decommissioning    cost   estimate
includes  the  cost  of  decommissioning
planning,   removal   and   burial    of
irradiated  equipment and  facilities as
required   by  the   Nuclear  Regulatory
Commission  (NRC);  building  demolition
and  nonradiological  site  remediation;
and  fuel  management  costs   including
licensing, surveillance and $75  million
of transition costs.   Transition  costs
are the costs associated with operating and maintaining the spent fuel pool and securing the plant until dismantlement can begin.

The  1992 decommissioning  cost estimate
of $411 million  was based upon  a study
performed  on a nuclear plant similar to
Trojan   and   included   the  cost   of
dismantlement   activities     performed

during  the  years  1996  through  2002,
monitoring of stored spent fuel  through
2018  and $130 million  of miscellaneous
closure  and   transition   costs   ($43
million   was   amortized   to   nuclear
operating expenses during 1993).

The 1992  estimate  and the  1993  site-
specific  estimate are reflected  in the
Company's   financial    statements   in
nominal dollars (actual dollars expected
to  be  spent   in  each  year).     The
difference between the 1992 and the 1993
cost  estimates,  reflected  in  nominal
dollars, is due to  the application of a
higher  inflation factor, the  timing of
decommissioning  activities and  certain
changes   in   assumptions,   such    as
decommissioning the temporary dry  spent
fuel   storage  facility   and  shipping
highly activated reactor components to the USDOE repository in 2018, which are included in the 1993 estimate. Both the 1992 cost estimate and the 1993 site-specific cost estimate reflected in 1993
(current) dollars are $289 million.

Assumptions used  to  develop the  site-
specific  cost  estimate  represent  the
best  information  PGE  has   currently.
However,  the Company is  continuing its
analysis of various options which  could
change   the   timing   and   scope   of
dismantling activities.  Presently,  PGE
is planning to accelerate the  timing of
large  component  removal  which   could
reduce  overall  decommissioning  costs.
PGE   plans   to   submit   a   detailed
decommissioning  work plan to the NRC in
mid-1994.    The  Company  expects   any
future     changes      in     estimated
decommissioning costs to be incorporated in future revenues to be collected from customers.

Investment   Recovery  -  PGE   filed  a
general  rate case on  November 8, 1993,
which addresses recovery of Trojan plant
costs, including  decommissioning.    In
late February 1993, the PUC  granted PGE
accounting  authorization  to   continue
using previously approved depreciation and decommissioning rates and lives for its Trojan investment.

Least   cost   analysis   assumed   that
recovery of the Trojan plant investment,
including future  decommissioning costs,
would be granted by  the PUC.  Regarding
the  authority  of  the  PUC   to  grant
recovery,   the  Oregon   Department  of
Justice  (Attorney  General)  issued  an
opinion  that  the  PUC  may  allow rate
recovery of total plant costs, including
operating expenses, taxes,
decommissioning costs, return of capital
invested in the plant and return on  the
undepreciated  investment.    While  the
Attorney  General's  opinion  does   not
guarantee recovery of costs associated with the shutdown, it does clarify that under current law the PUC has authority to allow recovery of such costs in rates. 26

PGE  asked  the PUC  to  resolve certain
legal and policy questions regarding the
statutory    framework     for    future
ratemaking proceedings  related  to  the
recovery of  the  Trojan investment  and
decommissioning  costs.    On  August 9,
1993,  the  PUC  issued  a   declaratory
ruling  agreeing   with   the   Attorney
General's opinion discussed above.   The
ruling  also  stated that  the  PUC will
favorably   consider  allowing   PGE  to
recover  in rates  some  or  all of  its
return   on    and    return   of    its
undepreciated   investment  in   Trojan,
including decommissioning costs, if  PGE
meets certain conditions.  PGE  believes
that its  general  rate filing  provides
evidence  that satisfies  the conditions
established  by  the PUC.    In February
1993  the  Citizens'  Utility  Board  of
Oregon appealed the ruling to the Marion
County Circuit Court.

Management believes  that  the PUC  will
grant future revenues  to cover all,  or
substantially all, of Trojan plant costs
with an  appropriate  return.   However,
future  recovery  of  the  Trojan  plant
investment  and  future  decommissioning
costs requires PUC approval in  a public
regulatory process.    Although the  PUC
has  allowed  PGE  to  continue,  on  an
interim basis, collection of these costs
in the same manner as prescribed in  the
Company's last general rate  proceeding,
the PUC has  yet to address  recovery of
costs  related to a  prematurely retired
plant  when the  decision  to close  the
plant  was  based  upon  a   least  cost
planning process.  Due to  uncertainties
inherent in a public process, management
cannot predict, with certainty,  whether
all,  or substantially all,  of the $367
million Trojan plant investment and $356
million of future decommissioning  costs
will be recovered.  Management  believes
the  ultimate  outcome  of  this  public
regulatory  process  will  not  have   a
material adverse effect on the financial
condition,    liquidity    or    capital
resources of Portland General.  However,
it may  have a  material  impact on  the
results  of  operations  for  a   future
reporting period.

The  Company's  independent  accountants
are    satisfied    that    management's
assessment   regarding    the   ultimate
outcome  of  the  regulatory  process is
reasonable.     Due   to  the   inherent
uncertainties in the regulatory process discussed above, the magnitude of the amounts involved and the possible impact on the results of operations for a future reporting period, the Company's independent accountants have added a paragraph to their audit report to give emphasis to this matter.

General Rate Filing

On November 8, 1993, the Company filed a
request  with   the   PUC  to   increase
electric  prices  by  an average  of  5%
beginning  January 1, 1995.   Commercial
and industrial  customers'  rates  would
increase,  on   average,   3.2%.     The
proposed  increase  in  average   annual
revenues  is  $43  million,  after   the
effects   of  the  Regional   Power  Act
exchange credit.  PGE requested a return
on   equity  of  11.5%,  down  from  the
current authorized return of 12.5%. If approved, this would be the Company's first general price increase since 1991.

The  increase  in  the  cost  of  power,
driven by higher priced purchased  power
and increased fuel  costs, is the single
largest   factor  behind  the   need  to
request  an increase  in prices.   Other
operating factors  that  contributed  to
the request  are  federal tax  increases
and  capital   improvements   to   PGE's
distribution system.  Helping to  offset
these cost increases are cost savings at
Trojan,  property  tax  reductions   and
customer  growth.    In  addition,   the
Company  is proposing to  accelerate the
return to customers of profits  from the
1985 sale  of a portion of  the Boardman
Coal Plant  (Boardman) from 27  years to
three  years.      In  the   1987   rate
proceeding   the  PUC  ordered   PGE  to
allocate 77% of the gain to customers over a 27 year period.

The  general rate filing  includes PGE's
request for continued recovery of Trojan
costs     including     decommissioning,
operating  expenses,  taxes,  return  of
capital invested in the plant and return
on the undepreciated investment.   PGE's
current rates include recovery of these Trojan costs. The Company expects a PUC decision in late 1994.

Recovery  of  power  cost  deferrals  is
addressed in separate rate  proceedings,
not in the general  rate filing (see the
discussion  of   Power   Cost   Recovery
below).

Customer Growth and Revenues

Customer   growth   in   PGE's   service
territory was evident with the  addition
of  11,000  retail  customers  in  1993.
This  growth   accounted   for  a   2.6%
increase   in  weather-adjusted   retail
sales.    In  1993,  9,300   residential
customers  were  added  to  the  system,
compared to 9,400 in 1992.   The Company
estimates retail load growth in 1994 to be approximately the same as the growth experienced in 1993.

Power Cost Recovery

The Company is incurring substantial near-term power costs to replace Trojan generation. PGE's Power Cost Adjustment
Tariff (PCA) was eliminated in 1987. As a result, adjustments for power costs above or below those used in existing general tariffs are not automatically reflected in 27

customers'  rates.     In
February 1993, the PUC authorized PGE to
defer, for later  collection, 80% of the
incremental power  costs  incurred  from
December 4, 1992, to March 31, 1993,  to
replace  Trojan generation.   In January
1994,  the PUC  authorized PGE  to start
collecting  this  power  cost   deferral
beginning in April 1994.

In August 1993,  the PUC authorized  PGE
to defer,  for later collection,  50% of
the incremental replacement power  costs
incurred from July 1, 1993, to March 31,
1994,  subject   to  a  review   of  PGE
earnings.    This  power  cost  deferral
authorization   does   not   immediately
affect  customer  rates.    However, PGE
expects future rates to allow recovery of these costs.

Power Supply

The  combination of power  purchases and
internal generation will continue to  be
utilized  to  replace  Trojan's   energy
until  new generating resources  come on
line by 1996.   PGE expects  to purchase
approximately  57%  of  its  1994   load
requirement.   The early  predictions of
1994 water conditions indicate they will
be   about  75%  of  normal.    However,
adequate supplies of secondary energy are expected to be available to meet customer demand. The completion of the third intertie in 1993 increased the Company's access to surplus energy and sales opportunities in California and
Arizona.

The January 1994  earthquake in the  Los
Angeles area caused damage to the direct
current (DC) intertie.  PGE expects this
transmission  loss to affect  the supply
of  power  from  the  Southwest  to  the
Pacific Northwest.    As a  result,  the
price   of  secondary  power,   and  the
Company's  wholesale  efforts,  may   be
affected.   PGE has 100 MW of scheduling
capability on the DC line to reach wholesale customers in the Southwest.

Restoration of Salmon  Runs - The  Snake
River chinook salmon  has been listed as
a threatened species and the Snake River
sockeye   salmon  has  been   listed  as
endangered under the federal  Endangered
Species   Act.    The   National  Marine
Fisheries  Service  has  proposed  minor
changes to current river operations in a
draft  recovery plan that  is undergoing
public comment.    Proposals to  restore
these salmon  runs  include measures  to
increase  the river  flows on  the Snake
and  lower  Columbia  rivers  during the
spring  to allow  salmon  to  reach  the
Pacific Ocean faster, resulting in  less
water available for power generation  in
the  fall and  winter months.   Although
Company-owned hydro projects are not located on these rivers, future costs of secondary purchased power will likely increase throughout the region during low-water years.

Fuel Supply

PGE   has  short-term   agreements  with
various suppliers to purchase gas during the winter peak demand period. PGE also utilizes spot-market purchases of gas when necessary.

PGE  owns  90%   of  a  pipeline   which
directly connects the Beaver  Combustion
Turbine Plant (Beaver) to an  interstate
gas  pipeline operating  between British
Columbia and  New Mexico.   Beginning in
June  1993,  PGE  had  access  to 30,000
million     British     thermal    units
(MMBtu/day) of capacity on the pipeline,
increasing  to   76,000   MMBtu/day   in
November 1995.  Also in 1993, PGE signed
an   agreement    with    Pacific    Gas
Transmission to provide 41,000 MMBtu/day of capacity, starting in November 1995, on its natural gas pipeline.

National  Energy  Policy  Act  of 1992

The Federal Energy Regulatory Commission
(FERC)    can   now    order   wholesale
transmission access (wholesale wheeling)
of  electric power.   Wholesale wheeling
allows independent power producers and utilities to market excess power to other utilities over wide geographic areas. PGE's ownership of 950 megawatts of transmission rights on the Pacific
Northwest Intertie provides access to power and wholesale customers beyond

PGE's service territory.

Nonutility

Bonneville Pacific Litigation - Portland
General Corporation (Portland  General),
Portland    General    Holdings,    Inc.
(Holdings),   and   certain   affiliated
individuals have been  named in a  class
action  suit by investors  in Bonneville
Pacific Corporation (Bonneville Pacific)
and in a  suit filed  by the
bankruptcy
trustee  for  Bonneville  Pacific.   The
class  action   suit   alleges   various
violations of securities law, fraud  and
misrepresentation.    The  suit  by  the
bankruptcy   trustee    for   Bonneville
Pacific   alleges   federal   and   Utah
securities violations, common law fraud,
breach   of  fiduciary   duty,  tortious
interference,    negligence,   negligent
misrepresentation and other actionable wrongs.

Holdings  has filed a  complaint seeking
approximately $228  million  in  damages
against Deloitte  &  Touche and  certain
parties   associated   with   Bonneville
Pacific  alleging  that  it  relied   on
fraudulent and negligent statements  and
omissions  when   it   acquired  a   46%
interest in and made loans to Bonneville
Pacific.

A detailed report released in June 1992,
by a U.S. Bankruptcy examiner outlined a
number of questionable transactions that
resulted  in   gross   exaggeration   of
Bonneville  Pacific's  assets  prior  to
Holdings'   investment.     This  report
includes  the  examiner's  opinion  that
there was significant mismanagement  and
very likely fraud at Bonneville Pacific.
These   findings  support   management's
belief that a favorable outcome on these matters can be achieved.

For background information and further details, see Note 14, Legal Matters, in
Notes to Financial Statements.

Results of Operations

1993 Compared to 1992













Portland General reported 1993  earnings
of  $89   million,   $1.88  per   share,
compared  to  $90  million,  $1.93   per
share, in 1992.  In  1992, upon approval
from   the  PUC,  PGE   applied  capital
treatment to $18 million of Trojan steam
generator  repair   costs   which   were
incurred  in 1991.    As a  result,  $11
million, after tax, was restored to 1992
earnings.   Excluding  this event,  1992
earnings  would  have  been  $79 million
compared  to   $89   million  in   1993.
Regulatory action, continued customer growth and cost reductions contributed to the favorable 1993 results.

In  August 1993, the  PUC authorized PGE
to defer, for  later collection, 50%  of
the incremental Trojan replacement power
costs   incurred  from  July   1,  1993,
through   March   31,   1994.       This
authorization,  coupled  with  the   80%
deferral in place from December 4, 1992,
to March 31,  1993, (see the  Power Cost
Recovery   discussion  in   the  Outlook
section above)  allowed  the Company  to
record, in 1993, $67 million of revenues
related   to  the  future   recovery  of
replacement power costs.

Retail  load growth  of 2.6%  and cooler
weather during the early months  of 1993
positively    affected    revenue     by
increasing  sales of  kilowatt-hours 5%.
Wholesale  revenue declined  $30 million
due to  the lack of  low-cost power  for
resale.   The  recording of  replacement
power revenues and retail sales  growth,
partially  offset  by  the  decline   in
wholesale revenues, yielded an operating revenue increase of $64 million.















Operating   costs   (excluding  variable
power, depreciation, decommissioning and
amortization)  declined 14% due to a $53
million decline in nuclear expenses.  In
May  1993,   the   NRC  issued   PGE   a
possession only  license  amendment  for
Trojan.  This license amendment  reduced
or    eliminated    certain    operating
requirements that were unnecessary for a
shut  down  and  defueled  reactor which
allowed   PGE   to   reduce   personnel.
Nuclear expenses  for  1993 reflect  the
amortization  of   Trojan
miscellaneous
closure and transition costs (which were
accrued and capitalized at December  31,
1992).   These  costs  are amortized  as
payments  are  made.    During  1993 the
Company amortized $43 million to nuclear operating expenses.


















The   $53   million   nuclear    savings
partially   offset   the   $90   million
increase in  variable power costs.   The
average variable  power  cost  increased
from  15 mills per kilowatt-hour in 1992
to 19 mills  per kilowatt-hour (10 mills
= 1 cent) in 1993.  Trojan generated 16%
of the Company's 1992 power needs at  an
average  fuel  cost   of  4  mills   per
kilowatt-hour.    This  generation   was
primarily replaced by power purchases at
an  average  price   of  24  mills   per
kilowatt-hour.


















Good plant  performance  helped  control
variable  power  costs.    PGE's  Beaver
plant operated well in 1993,  generating
13% more  power than in 1992.   Company-
owned   hydro   production   rose   21%.
Additional   maintenance   outage   time
caused the  Colstrip Units 3  and 4 Coal
Plant  (Colstrip) generation  to decline
which  slightly  reduced  the  Company's
1993 thermal  generation  from the  1992
level (excluding Trojan), however the total average fuel cost increased from 9 mills per kilowatt-hour to 10 mills per kilowatt-hour driving 1993 fuel expense up $5 million.

Depreciation,     decommissioning    and
amortization increased  $24  million  in
1993.  The 1992 amount includes a credit
of  $18  million  associated  with   the
capitalization  of  1991  Trojan   steam
generator repair costs discussed  above.
The    remaining    increase    reflects
depreciation   charges  for   new  plant
placed in service.

Other    income    increased    slightly
reflecting accrued interest on  deferred
charges and  declining  interest  costs,
partially  offset  by  an  increase   in
charitable contributions       of
approximately $4 million.

1992 Compared to 1991

Financial  results  for  1992  were much
improved over 1991.  Portland  General's
earnings of  $90 million,  or $1.93  per
share, reflected improved operations  at
the  utility's   generating  facilities,
continued   customer  growth   and  cost
control.    In  1991,  Portland  General
experienced a  loss  of $50 million,  or
$1.06  per share, which  included losses
from independent  power  of  $74 million
and  additional real estate  reserves of
$29 million.   Excluding the  effects of
losses from nonutility interests, 1991 earnings would have been $53 million.

Trojan operated for  six months in  1992
compared   with  two  months   in  1991,
generating more  than  twice the  power.
This   reduced   the   need   for  power
purchases   on  the   secondary  market.
Operating  and  maintenance  costs   for
Trojan declined  30% in 1992.   The 1991
operating and maintenance costs included
$18   million  for  repairs   that  were
capitalized in 1992 (see the discussion of 1993 compared to 1992 above).

The  Company's  non-nuclear   generating
facilities   performed  well   in  1992.
Boardman  operated  at  an  85% capacity
factor generating 31% more power than in
1991.      Other   thermal    generation
increased 30%, while Company-owned hydro
power production declined 9% due to poor
water   conditions.     Higher  internal
generation raised fuel expense 34%,  but
significantly   reduced  the   need  for
incremental power purchases.  34%  fewer
megawatt-hours were  purchased; however,
the  average  price  per   megawatt-hour
purchased  increased  26%  due  to  poor
hydro  conditions  experienced  in   the
region.   The poor hydro conditions also
limited PGE's  ability  to make  nonfirm
resales.   Consequently,  1992 wholesale
revenue declined 17%.

Even though  unseasonably  warm  weather
reduced
demand,  1992   retail   revenues   rose
slightly  due to the  addition of 11,000
retail  customers  and  $18  million  of
accrued  revenues  associated  with  the
recovery  of  Trojan  replacement  power
costs.   Accrued revenues of $12 million
were  recorded in 1991  representing the
1991 portion  of 90% of  the replacement
power costs  incurred  from November  1,
1991  to   March  6,  1992.     The  PUC
authorized a temporary price increase to
collect   these  revenues.     The  1992
accrued   revenues   of   $18    million
represented  $10  million  of  the   90%
deferral  and  $8  million  of  the  80%
deferral (see  the  Power Cost  Recovery
discussion  in   the   Outlook   section
above).   Total 1992  operating revenues
declined slightly due to the drop in wholesale revenue.

Corporate    cost    containment    also
contributed  to  the  earnings   growth.
Operating  expenses (excluding  variable
power, depreciation, decommissioning and
amortization)  declined 10% due  to cost
cutting measures.  A manpower  reduction
program  was  implemented  in  1991 that
eliminated 300 positions.  The severance
costs  associated with the  program were
reflected  in  1991  results.   Interest
expense declined 10% as the Company took advantage of lower interest rates.

Financial Condition

1993 Compared to 1992

During  1993 PGE  invested approximately
$126 million in electric utility  plant.
Plant  investments included  $29 million
in the Coyote Springs Generation Project
(Coyote Springs).   This project will be
a  220  megawatt  cogeneration  facility
constructed near Boardman as part of the
Trojan  replacement resource  portfolio.
Coyote  Springs   is   expected  to   be
completed  in the  fall  of 1995.   Also
during 1993, PGE completed  construction
of a third intertie to  California which
gave  the  Company  an  additional   150
megawatts of scheduling capability.  The
intertie  project  has  increased  PGE's
capacity   for   buying   and    selling
wholesale   energy.    In   addition  to
utility plant, the Company invested  $18
million  in  energy  efficiency   assets
including new construction, lighting and
appliances.   The  PUC has  authorized a
return on PGE's investment in energy efficiency projects.

The    Company's    non-cash    revenues
increased in  1993 due to  the recording
of $67  million  of revenues  associated
with  the  future  recovery  of   Trojan
replacement  power costs (see  the Power
Cost   Recovery   discussion   in    the
Financial    and    Operating    Outlook
section).

Deferred  charges  increased  over  $200
million  primarily due to  the recording
of   $228   million   of   deferred  tax
liabilities   and   related   regulatory
assets  representing future  collections
from  customers.    Under  the liability
method  specified by  SFAS No.  109, the
deferred tax assets and liabilities  are
determined  based   on   the   temporary
differences   between   the    financial
statement bases and  tax bases of assets
and  liabilities  as  measured  by   the
enacted tax rates for the years in which
the  taxes  are  expected  to  be  paid.
Management believes it is probable  that
the  regulatory  asset  will  be   fully
recovered in customer rates.

Changes in liabilities primarily reflect
the  adoption  of   SFAS  No.  109,  the
revision of the decommissioning estimate
to   $409   million,   and     financing
activities.

Common stock equity of Portland  General
increased    $46   million    reflecting
earnings   of  $89   million,  dividends
declared  of  $57  million,  and  common
stock  issuances.    Portland  General's
return on average shareholders' equity was 11.6% in 1993.

Cash Flow

Portland General Corporation
Portland General  requires  cash to  pay
dividends to its common stockholders, to
provide funds  to  its subsidiaries,  to
meet debt  service  obligations and  for
day to day operations.  Sources  of cash
are dividends  from  PGE, its  principal
subsidiary,  asset  sales  and   leasing
rentals, short- and intermediate-term borrowings, and the sale of its common stock.

Portland General received $73 million in
dividends  from PGE  and $10  million in
proceeds from the issuance of  shares of
common   stock   under   its    Dividend
Reinvestment  and Optional  Cash Payment
Plan.

In October 1993, Portland General  filed
a    Registration  Statement  with   the
Securities and Exchange Commission (SEC) to issue up to 5,000,000 additional shares of its $3.75 par value common stock. The net proceeds from the sale of common stock will be used to purchase additional shares of PGE common stock.
In February 1994, Portland General filed a Prospectus Supplement covering the sale of up to 2,300,000 of these shares.

Portland General Electric Company

Cash  Provided  by  Operations  is   the
primary source of  cash used for day  to
day operating needs  of PGE and  funding
of construction  activities.   PGE  also
obtains cash from external borrowings, as needed.

A  significant  portion  of  cash   from
operations  comes from  depreciation and
amortization  of utility  plant, charges
which are recovered in customer revenues
but  require  no  current  cash  outlay.
Changes   in  accounts   receivable  and
accounts payable can also be significant
contributors  or  users of  cash.   Cash
provided    by   operations    increased
slightly  in  1993  reflecting     lower
income tax payments.  The 1992 cash flow
from    current   operations    declined
slightly from the 1991 level.

Increased  replacement power  costs have
affected   current   cash   flows.     A
significant portion of such costs have been offset by cost savings driven by personnel reductions at Trojan.

Future cash requirements may be affected
by the ultimate outcome of the IRS audit
of  PGE's  1985  WNP-3  abandonment loss
deduction.   The  IRS has  completed its
audit of Portland General's tax  returns
for  the  years  1985 to  1987  and  has
issued  a   statutory   notice  of   tax
deficiency,  which  PGE  is  contesting.
See Notes  5 and  5A,  Income Taxes,  in
Notes  to   Financial   Statements   for
further information.

PGE   has  been  named   a  "potentially
responsible   party"   (PRP)   of    PCB
contaminants  at  various  environmental
cleanup  sites.     The  total  cost  of
cleanup is estimated at $27 million,  of
which    the    Company's    share    is
approximately $3 million.    Should  the
eventual outcome of these  uncertainties
result in additional cash  requirements,
PGE expects  internally  generated  cash
flows  or  external  borrowings  to   be
sufficient  to  fund  such  obligations.
PGE  has made an assessment of the other
involved  PRP's  and  is  satisfied that
they  can  meet   their  share  of   the
obligation.




















Investing  activities are  primarily for
investment in facilities for generation,
transmission    and    distribution   of
electric    energy   and    for   energy
efficiency improvements.  In 1993, PGE's
capital  expenditures  of   $144 million
were 20%  new  generating resources,  7%
existing    generation    plants,    43%
transmission   and   distribution,   13%
energy efficiency, and 17% general plant
and   other.    1994   expected  capital
expenditures  of  $265 million   include
$115 million    for    new    generating
resources,  $20  million  for   existing
generating   plants,  $75   million  for
transmission      and      distribution,
$25 million for  energy  efficiency  and
$30  million of other expenditures.  The
PUC  has authorized  a  return on  PGE's
investment    in    energy    efficiency
projects, which will help alleviate the need for additional energy resources in the future.

PGE continues to  fund an external trust
for   the   future   costs   of   Trojan
decommissioning.  Funding began in March
1991.   Currently PGE funds  $11 million
each year. As of December 31, 1993, $46 million had been funded and invested primarily in investment grade tax-exempt bonds with a current market value of $49 million.

PGE's future capital expenditure program
is  expected  to  include  investment of
$400 million  to $450 million  to add up
to 600 megawatts of gas-fired combustion
turbines and  cogeneration  projects  to
PGE's resource base  over the next  five
years.    In  addition, PGE  expects  to
continue investing in energy efficiency programs.

PGE's cash provided by operations, after
dividends,    is   expected    to   meet
approximately  50%  of  PGE's  estimated
1994 investing  activities  compared  to
90% in 1993 and 85% in 1992.

Financing   activities   to   fund   the
remaining   capital   requirements   are
accomplished  through  intermediate-term
and long-term debt and equity issuances.
Access  to capital markets  is necessary
to  implement the asset  growth strategy
discussed  above.      PGE  intends   to
maintain    approximately    the    same
capitalization ratios while funding this asset expansion.

The maturities of intermediate and long-
term debt  are chosen to  match expected
asset  lives  and  maintain  a  balanced
maturity  schedule.    Short-term  debt,
which  includes  commercial  paper   and
lines of credit, is used for day-to-day operations.

Interest  rates  continued  to   decline
during 1993.  As a  result, PGE refunded
higher  coupon  debt.   PGE  issued $150
million of 7 3/4% First Mortgage Bonds in April 1993, and $27 million of 5.65 %
Medium

Term Notes in May 1993.  Proceeds
from these issuances redeemed the 9 5/8%
Series  First  Mortgage  Bonds  and  10%
Debentures. Additionally, in August 1993
PGE  issued $75  million of  Medium Term
Notes consisting of $35 million of five year notes at 5.69% and $40 million of ten year notes at 6.47%. Proceeds from this issuance were used to redeem the 8% and both 8 3/4% Series First Mortgage
Bonds.

The  issuance  of  additional  preferred
stock and First Mortgage Bonds  requires
PGE   to  meet  earnings   coverage  and
security  provisions  set  forth  in the
Articles  of   Incorporation   and   the
Indenture securing  its  First  Mortgage
Bonds.   As  of December  31,  1993, PGE
could issue $475 million of preferred stock and $370 million of additional
First Mortgage Bonds.

                       Appendix

                (Electronic Filing Only)


        Omitted graphic material:

        Page 8 Retail Price v. Inflation graph comparing
        PGE retail price (price per KWh) to Portland CPI
                                    Retail Price       CPI
        1984                        4.84               102.8
        1985                        5.12               106.7
        1986                        5                  108.2
        1987                        4.93               110.9
        1988                        4.77               114.7
        1989                        4.69               120.3
        1990                        4.57               127.4
        1991                        4.69               134
        1992                        4.78               140
        1993                        4.86               143.6

        Page 12 Loads v. Firm Resources graph: (average MW)
                                     Loads         Firm Resources
         1989                        1862          2079
         1990                        1973          2078
         1991                        2018          2071
         1992                        2138          2225
         1993                        2195          2022
         1994                        2268          2051
         1995                        2316          2055
         1996                        2368          2049
         1997                        2432          2223
         1998                        2479          2223


       Page 12 1993 Actual Power Sources pie chart:

       PGE Hydro: 12% (2,355,000 MWh)
       Coal: 21% (4,111,000 MWh)
       Secondary Purchases: 28% (5,305,000 MWh)
       Firm Purchases: 30% (5,888,000 MWh)
       Combustion Turbines: 9% (1,714,000 MWh)

      Page 12 1994 Forecasted Power Sources pie chart:

      PGE Hydro: 12% (2,347,000 MWh)
      Secondary Purchases: 20% (3,980,000 MWh)
      Coal: 21% (4,272,000 MWh)
      Firm Purchases: 37% (7,231,000 MWh)
      Combustion Turbines: 10% (1,874,000 MWh)

        Page 28 Residential Customers graph:

        (Thousands)
        1983                             454950
        1984                             454732
        1985                             461076
        1986                             470136
        1987                             476481
        1988                             484293
        1989                             496165
        1990                             512913
        1991                             526699
        1992                             536111
        1993                             545410

        Page  29 Operating Revenue and Net Income
        (Loss) graph:

        ($ Millions)


                   Operating Revenue                Net Income
        1989              797                       -27
        1990              852                       100
        1991              890                       -50
        1992              884                        90
        1993              947                        89

        Page 29 PGE Electricity Sales graph:

        (Billions of KWh)

        1989    Residential                      6.1
                Commercial                       5.2
                Industrial                       3.5
                Wholesale                        3.0

        1990    Residential                      6.4
                Commercial                       5.5
                Industrial                       3.6
                Wholesale                        4.3

        1991    Residential                      6.5
                Commercial                       5.6
                Industrial                       3.6
                Wholesale                        3.9

        1992    Residential                      6.3
                Commercial                       5.8
                Industrial                       3.6
                Wholesale                        2.7

        1993    Residential                      6.8
                Commercial                       6.0
                Industrial                       3.8
                Wholesale                        1.6

        Page 30 Operating Expenses graph:

        ($ Millions)

        1989    Operating Expenses              295
                Variable Power                  179
                Depreciation                    91

        1990
                Operating Expenses              302
                Variable Power                  200
                Depreciation                     90

        1991
                Operating Expenses              361
                Variable Power                  226
                Depreciation                    112

        1992
                Operating Expenses              327
                Variable Power                  222
                Depreciation                     99

        1993
                Operating Expenses              283
                Variable Power                  311
                Depreciation                    122


        Page 30 Net Variable Power Costs graph:
        Net  variable   power   is  defined   as
        variable power less wholesale revenues.

        (Mills/KWh)


                      Net Variable Power    Retail Revenues
        1989                  5                   46
        1990                  5                   46
        1991                  6                   48
        1992                  7                   49
        1993                 13                   52

        Page  32  Utility  Capital   Expenditures
        graph:




        ($ Millions)

        1989        119
        1990        109
        1991        148
        1992        154
        1993        144

        Page 33 Capitalization

        ($ Millions)

        1989        Long-term Debt        817
												        Common Equity         762
                    Preferred Stock       153

        1990        Long-term Debt        763
                    Common Equity         771
                    Preferred Stock       152

        1991        Long-term Debt        913
                    Common Equity         679
                    Preferred Stock       150

        1992        Long-term Debt        874
                    Common Equity         724
                    Preferred Stock       152

        1993        Long-term Debt        803
                    Common Equity         744
                    Preferred Stock       140


       Management's Statement of Responsibility

Portland General Corporation's management  is responsible for the preparation
and presentation  of the  consolidated financial  statements  in this  report.
Management  is also  responsible  for the  integrity  and
objectivity  of  the
statements.    Generally  accepted accounting  principles  have
been used  to
prepare the statements, and in certain cases informed estimates have been used that are based on the best judgment of management.

Management has  established, and  maintains, a  system of
internal accounting
controls.    The  controls  provide  reasonable  assurance   that

assets  are
safeguarded,  transactions  receive appropriate  authorization, and financial
records are reliable.   Accounting controls are supported by
written policies
and procedures, an operations planning and budget process designed to achieve corporate objectives, and internal audits of operating activities.

Portland General's  Board of  Directors includes an  Audit
Committee  composed
entirely of outside directors. It reviews with management, internal auditors and independent auditors, the adequacy of internal controls, financial reporting, and other audit matters.

Arthur Andersen & Co. is Portland General's independent public accountant.  As
a  part of  its annual  audit, internal accounting  controls are selected for
review in order to determine  the nature, timing and extent of audit tests to
be performed.  All of the corporation's financial records and related data are
made  available to Arthur  Andersen & Co.   Management has  also
endeavored to
ensure that all representations to Arthur Andersen & Co. were valid and appropriate.

Joseph M. Hirko
Vice President Finance,
Chief Financial Officer,
Chief Accounting Officer
and Treasurer

       Report of Independent Public Accountants

To the Board of Directors and Shareholders of Portland General Corporation:

We have audited the accompanying consolidated balance sheets and statements of
capitalization of Portland General Corporation and subsidiaries as of December
31, 1993 and 1992, and the related consolidated statements of income, retained
earnings and  cash flows  for each  of the  three years  in  the period  ended
December 31, 1993.   These financial statements are the
responsibility of the
Company's management.   Our responsibility is to  express an
opinion  on these
financial statements based on our audits.

We  conducted our  audits  in  accordance  with  generally
accepted  auditing
standards.   Those standards  require that  we plan  and perform
the  audit to
obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant
estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully  discussed in Note 6  to the consolidated financial statements,
the realization of assets related to the abandoned Trojan Nuclear
Plant in the
amount of $722 million is dependent upon the ratemaking treatment as determined by the Public Utility Commission of Oregon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portland General Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As more fully discussed in Note 5 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

Portland, Oregon,
January 25, 1994 (except with respect to
the matter discussed in Note 16, as to
which the date is February 23, 1994)            ARTHUR ANDERSEN & CO.

Item 8. Financial Statements and Supplementary Data

Portland General Corporation and Subsidiaries
  Consolidated Statements of Income

For the Years Ended December 31               1993       1992

  1991

 (Thousands of Dollars except per share amounts)

 Operating Revenues                             $946,829
$883,266    $889,876
 Operating Expenses
  Purchased power and fuel                       311,713
222,127     226,312
  Production and distribution                     73,576
93,677      95,960
  Maintenance and repairs                         55,320
70,496      91,304
  Administrative and other                       100,321
112,010     124,174
  Depreciation, decommissioning and amortization 122,218
98,706     112,567
  Taxes other than income taxes                   55,730
55,515      59,023
                                                 718,878
652,531     709,340

 Operating Income Before Income Taxes            227,951
230,735     180,536
 Income Taxes                                     67,520
67,235      44,005
 Net Operating Income                            160,431
163,500     136,531

 Other Income (Deductions)
  Loss from independent power - net of taxes $16,058     -


- -
(74,144)
 Interest expense                                (70,802)
(73,895)
(81,745)
  Allowance for funds used during construction       785
2,769       2,049
  Preferred dividend requirement - PGE           (12,046)
(12,636)
(12,913)
  Other - net of income taxes                     10,750
9,885       9,524

 Income (Loss) From Continuing Operations         89,118
89,623
(20,698)
 Discontinued Operations
  Estimated loss on disposal of real estate operations,
 including provision for operating losses during
    the phase-out period                               -
- -
(29,169)
 Net Income (Loss)                              $ 89,118   $
89,623
$(49,867)

 Common Stock
  Average shares outstanding                  47,392,185
46,887,184  46,333,096
  Earnings (loss) per average share
   Continuing operations                           $1.88
$1.93*
$(0.43)*
    Estimated loss from disposal of real
       estate operations                               -
- -
(0.63)

  Earnings (loss) per average share                $1.88
$1.93*
$(1.06)*
  Dividends declared per share                     $1.20
$1.20       $1.20

 * Includes $.02 for tax benefits from ESOP dividends.

Portland General Corporation and Subsidiaries
     Consolidated Statements of Retained Earnings
 For the Years Ended December 31              1993       1992

  1991

                                              (Thousands of
Dollars)

 Balance at Beginning of Year                   $ 50,481   $
19,635    $124,112
 Net Income (Loss)                                89,118
89,623
(49,867)
 ESOP Tax Benefit & Preferred Stock
  Premium @ Redemption                            (1,524)
(2,505)        992
                                                 138,075
106,753      75,237
 Dividends Declared on Common Stock               56,916
56,272      55,602

 Balance at End of Year                         $ 81,159   $
50,481    $ 19,635

 The accompanying notes are an integral part of these consolidated statements.

Portland General Corporation and Subsidiaries
      Consolidated Balance Sheets

At December 31                                            1993

       1992

(Thousands of Dollars)

Assets

Electric Utility Plant - Original Cost
 Utility plant (includes Construction Work
  in Progress of $46,679 and $12,308)
$2,370,460      $2,260,935
 Accumulated depreciation
(894,284)       (825,365)

1,476,176       1,435,570
 Capital leases - less amortization of $23,626 and $21,471
13,693          15,847

1,489,869       1,451,417
   Other Property and Investments
    Leveraged leases
155,618         155,697
    Net assets of discontinued real estate operations
31,378          33,978
    Trojan decommissioning trust, at market value
48,861          32,945
    Other investments
102,164          93,126

338,021         315,746
   Current Assets
    Cash and cash equivalents
3,202           6,689
    Accounts and notes receivable
91,641          83,065
    Unbilled and accrued revenues
133,476          69,151
    Inventories, at average cost
46,534          61,550
    Prepayments and other
22,128          33,759

296,981         254,214
   Deferred Charges
   Unamortized regulatory assets
    Trojan abandonment - Plant
366,712         399,255
    Trojan abandonment - Decommissioning
355,718         339,514
    Trojan - other
66,387          94,759
    Income taxes recoverable
228,233              -
    Debt reacquisition costs
34,941          22,855
    Energy efficiency programs
39,480          23,989
    Other
33,857          37,445
   WNP-3 settlement exchange agreement
178,003         182,492
   Miscellaneous
21,126          18,939

1,324,457        1,119,248

$3,449,328       $3,140,625

Capitalization and Liabilities
Capitalization
 Common stock                                             $
178,630       $  176,624
 Other paid-in capital
519,058          509,802
 Unearned compensation
(19,151)         (23,478)
 Retained earnings
81,159           50,481

759,696          713,429
Cumulative preferred stock of subsidiary
 Subject to mandatory redemption
70,000           81,800
 Not subject to mandatory redemption
69,704           69,704
Long-term debt
842,994          856,138

1,742,394        1,721,071
Current Liabilities
 Long-term debt and preferred stock due within one year
51,614           47,500
 Short-term borrowings
159,414          140,678
 Accounts payable and other accruals
109,479          116,503
 Accrued interest
18,581           25,236
 Dividends payable
17,657           17,591
 Accrued taxes
25,601           42,378

382,346          389,886
Other
 Deferred income taxes
660,248          365,434
 Deferred investment tax credits
60,706           64,781
 Regulatory reserves
120,410          121,914
 Trojan decommissioning reserve and misc. closure costs
407,610          411,404
 Miscellaneous
75,614           66,135

1,324,588        1,029,668

$3,449,328       $3,140,625

The  accompanying notes  are an  integral part  of these
consolidated balance    sheets.


       Portland General Corporation and Subsidiaries
       Consolidated Statements of Capitalization


At December 31                                            1993

        1992


(Thousands of Dollars)

Common Stock Equity
  Common stock, $3.75 par value per
   share, 100,000,000 shares authorized,
   47,634,653 and 47,099,701 shares outstanding           $
178,630       $  176,624
  Other paid-in capital - net
519,058          509,802
  Unearned compensation
(19,151)         (23,478)
  Retained earnings
81,159           50,481

759,696   43.6%  713,429  41.5%
Cumulative Preferred Stock
  Subject to mandatory redemption
    No par value, 30,000,000 shares authorized
     7.75% Series, 300,000 shares outstanding
30,000           30,000
    $100 par value, 2,500,000 shares authorized
     8.875% Series, 0 and 36,000 shares outstanding

- -            3,600
       Current sinking fund

- -           (1,800)
     8.10% Series, 500,000 shares outstanding
50,000           50,000
       Current sinking fund
(10,000)               -

70,000    4.0    81,800   4.8

Not subject to mandatory redemption
  7.95% Series, 298,045 shares outstanding
29,804           29,804
  7.88% Series, 199,575 shares outstanding
19,958           19,958
  8.20% Series, 199,420 shares outstanding
19,942           19,942

69,704    4.0    69,704   4.0

Long Term Debt
  First mortgage bonds
    Maturing 1993 through 1997
     4-5/8% Series due February 1, 1993

- -           7,851
     4-3/4% Series due June 1, 1993

- -           9,720
     4-3/4% Series due April 1, 1994
8,119           8,344
     4.70% Series due March 1, 1995
3,220           3,395
     5-7/8% Series due June 1, 1996
5,366           5,516
     6.60% Series due October 1, 1997
15,363           15,663
     Medium-term notes, 6.60%-9.27%
136,000          148,550
    Maturing 1998 through 2002, 5.65%-8.88%
140,625           98,615
    Maturing 2003 through 2007, 6.47%-9.07%
131,658          145,473
    Maturing 2016 through 2023, 7.75%-9-5/8%
195,000          145,000
  Pollution control bonds
    Port of Morrow, Oregon, variable rate
     (Average 2.3% for 1993), due 2013
23,600           23,600
    City of Forsyth, Montana, variable rate
     (Average 2.4 for 1993), due 2013 through 2016
118,800          118,800
     Amount held by trustee
(8,537)          (8,498)
    Port of St. Helens, Oregon, due 2010 and 2014
     (Average variable 2.2%-2.4% for 1993)
51,600           51,600
  10% Debentures due March 1, 2018

- -           50,000
  Medium-term notes maturing 1994 through
    1996, 7.23%-8.09%
50,000           50,000
  Notes maturing 1993, 8.62%

- -           13,000
  Capital lease obligations
13,693           15,847
  Other
101             (638)

884,608          901,838
  Long-term debt due within one year
(41,614)         (45,700)

842,994   48.4   856,138    49.7

    Total capitalization
$1,742,394  100.0% $1,721,071 100.0%

The accompanying notes are an integral part of these consolidated statements.

Portland General Corporation and Subsidiaries
 Consolidated Statements of Cash Flow

For the Years Ended December 31                  1993       1992

     1991

                                                    (Thousands of
Dollars)
Cash Provided by Operations:
 Net income (loss)                               $  89,118   $
89,623   $ (49,867)
 Adjustments to reconcile net income (loss)
   to net cash provided by operations:
    Non-cash loss from independent power                 -

   -     83,493
    Depreciation, decommissioning and amortization  92,367
109,884     115,285
    Amortization of WNP-3 exchange agreement         4,489
5,658       6,231
    Amortization of deferred charges - Trojan       31,419
1,609         573
    Amortization of deferred charges - other         5,087
7,080       9,225
    Deferred income taxes - net                     59,193
26,480       1,200
    Other noncash revenues                          (1,926)
(2,659)     (4,160)
    Increase in receivables                        (72,837)
(12,736)     (3,750)
    (Increase) Decrease in inventories              15,017
(4,181)        751
    Increase (Decrease) in payables                (29,837)
(6,231)     25,208
    Other working capital items - net               14,366
7,020      (1,895)
    Loss from discontinued operations                    -

  -      29,169
 Deferred charges - other                           (3,808)
(13,175)     (6,825)
 Miscellaneous - net                                17,475
21,527      14,214
                                                   220,123
229,899     218,852

Investing Activities:
 Utility construction                             (125,787)
(143,561)   (138,905)
 Energy efficiency programs                        (18,149)
(10,365)     (8,610)
 Rentals received from leveraged leases             12,005
12,373      11,099
 Trojan decommissioning trust                      (11,220)
(11,220)    (19,272)
 Advances to affiliates                                  -

  -     (42,494)
 Other                                             (11,924)
(9,964)    (14,143)
                                                  (155,075)
(162,737)   (212,325)
Financing Activities:
 Short-term borrowings - net                        18,736
48,273     (22,701)
 Long-term debt issued                             252,000
123,000     178,016
 Long-term debt retired                           (279,986)
(143,902)   (119,004)
 Repayment of nonrecourse borrowings for
   leveraged leases                                (10,955)
(11,215)    (10,304)
 Preferred stock issued                                  -
30,000           -
 Preferred stock retired                            (3,600)
(31,225)     (1,800)
 Common stock issued                                 9,520
9,753       6,585
 Dividends paid                                    (56,850)
(56,230)    (55,564)
                                                   (71,135)
(31,546)    (24,772)
Net Cash Provided (Used) by:
 Continuing Operations                              (6,087)
35,616     (18,245)
 Discontinued Operations                             2,600
(30,948)      5,582

Increase (Decrease) in Cash and
 Cash Equivalents                                   (3,487)
4,668     (12,663)
Cash and Cash Equivalents at the Beginning
 of Year                                             6,689
2,021      14,684
Cash and Cash Equivalents at the End
 of Year                                         $   3,202   $
6,689   $   2,021

Supplemental disclosures of cash flow information
  Cash paid during the year:
   Interest                                       $  74,261   $
72,535   $  76,326
   Income taxes                                      12,259
22,241      23,560

The accompanying notes are an integral part of these consolidated statements.

Portland General Corporation and Subsidiaries Notes to Financial
Statements

Note 1

Summary of Significant Accounting Policies

Consolidation Principles

The  consolidated  financial  statements
include the accounts of Portland General
Corporation  (Portland  General  or  the
Company)  and all of  its majority-owned
subsidiaries.  Significant  intercompany
balances  and  transactions  have   been
eliminated.

Basis of Accounting

Portland General  and  its  subsidiaries
conform to generally accepted accounting
principles.     In   addition,  Portland
General    Electric    Company's   (PGE)
policies  are  in  accordance  with  the
accounting    requirements    and    the
ratemaking   practices   of   regulatory
authorities having jurisdiction.

Revenues

PGE accrues estimated unbilled revenues for services provided to month-end.

Purchased Power

PGE credits  purchased  power costs  for
the  net  amount  of  benefits  received
through   a  power  purchase   and  sale
contract   with  the   Bonneville  Power
Administration  (BPA).    Reductions  in
purchased  power costs that  result from
this  exchange  are  passed  directly to
PGE's   residential   and   small   farm
customers in the form of lower prices.

Depreciation

PGE's depreciation  is  computed on  the
straight-line  method   based   on   the
estimated  average service lives  of the
various  classes  of  plant  in service.
Excluding   the  Trojan   Nuclear  Plant
(Trojan),  depreciation  expense  as   a
percent    of   the    related   average
depreciable   plant   in   service   was
approximately 3.9% in 1993, 3.8% in 1992 and 3.9% in 1991.

The cost  of renewal and  replacement of
property units is charged to  plant, and
repairs  and maintenance are  charged to
expense  as  incurred.     The  cost  of
utility property units retired, other than land, is charged to accumulated depreciation.

Allowance for Funds Used During
Construction (AFDC)

AFDC  represents  the  pretax  cost   of
borrowed  funds  used  for  construction
purposes  and  a  reasonable  rate   for
equity  funds.   AFDC is  capitalized as
part  of  the  cost   of  plant  and  is
credited   to   income   but   does  not
represent current  cash  earnings.   The
average rates used by PGE were 3.52%, 4.72% and 8.05% for the years 1993, 1992 and 1991, respectively.

Income Taxes

Portland General  files  a  consolidated
federal  income  tax  return.   Portland
General's policy  is to collect  for tax
liabilities   from   subsidiaries   that
generate taxable income and to reimburse subsidiaries for tax benefits utilized in its tax return.

Income tax provisions are adjusted, when
appropriate,    for     potential    tax
adjustments.  Deferred income taxes  are
provided   for   temporary   differences
between   financial   and   income   tax
reporting.   See Notes 5  and 5A, Income
Taxes, for more details.

Amounts  recorded  for  Investment   Tax
Credits (ITC) have been deferred and are
being  amortized  to  income  over   the
approximate   lives   of   the   related
properties, not to exceed 25 years.

Nuclear Fuel

Amortization of the cost of nuclear fuel
was   based  on  the  quantity  of  heat
produced for the generation of electric energy.

Investment in Leases

Columbia  Willamette  Leasing  (CWL),  a
subsidiary of Portland General Holdings,
Inc.     (Holdings),     acquires    and
leases capital  equipment.   Leases that
qualify  as direct financing  leases and
are    substantially    financed    with
nonrecourse debt at lease inception  are
accounted   for  as   leveraged  leases.
Recorded investment in leases is the sum
of the net  contracts receivable and the
estimated residual value, less  unearned
income  and  deferred  ITC.     Unearned
income and deferred ITC are amortized to income over the life of the leases to provide a level rate of return on net equity invested.

The  components of CWL's  net investment
in leases  as of  December 31,  1993 and
1992,  are  as  follows  (thousands   of
dollars):

                                 1993         1992


 Lease contracts receivable      $ 600,710    $ 645,746
 Nonrecourse debt service         (481,988)    (524,661)
    Net contracts receivable       118,722      121,085

 Estimated residual value           88,047       88,085
 Less - Unearned income            (41,395)     (43,436)
   Investment in leveraged leases  165,374      165,734

 Less - Deferred ITC                (9,756)     (10,037)
   Investment in leases, net     $ 155,618    $ 155,697

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less are classified as cash equivalents.

WNP-3 Settlement Exchange Agreement

The  Washington   Public  Power   Supply
System   Unit   3   (WNP-3)   Settlement
Exchange  Agreement,   which  has   been
excluded   from  PGE's  rate   base,  is
carried at present value and amortized on a constant return basis.

Regulatory Assets

PGE  defers,  or  accrues  revenue  for,
certain  costs which otherwise  would be
charged  to expense,  if it  is probable
that  future  collections  will   permit
recovery of such costs.  These costs are
reflected as deferred charges or accrued
revenues in the financial statements and
are amortized over  the period in  which
revenues are  collected.   Trojan  plant
and decommissioning costs are  currently
covered  in  customer  rates.    Of  the
remaining       regulatory       assets,
approximately 78% have been treated by the Oregon Public Utility Commission
(PUC) as allowable cost of service items in PGE's most recent rate processes.
The remaining amounts are subject to regulatory confirmation in PGE's future ratemaking proceedings.

Reclassifications

Certain amounts in prior years have been reclassified for comparative purposes.

Note 2

Real Estate - Discontinued Operations

Portland  General is divesting  its real
estate    operations,   which    consist
primarily    of    Columbia   Willamette
Development Company  (CWDC).   In  early
1993, CWDC withdrew from the Cornerstone
Columbia       Development       Company
(Cornerstone),   a    partnership   with
Weyerhauser  Real Estate Company.   As a
distribution and complete liquidation of
CWDC's interest in Cornerstone, CWDC received all of Cornerstone's interest in a joint venture.

In  1991, Portland General  reviewed the
adequacy of its real estate loss reserve
and  determined   that   an   additional
reserve  was warranted.   A loss  of $29
million  (net  of  related  income   tax
benefits of $17 million) was recorded in
the fourth quarter  of 1991 to recognize
lower   market  values   and  additional
holding costs.

At December 31, 1993 and 1992, the net assets of real estate operations were composed of the following (thousands of dollars):

                                  1993       1992

 Assets
 Real estate development          $18,900    $22,132
 Other assets                      21,234     27,248

      Total assets                 40,134     49,380

 Liabilities                        1,632      2,181
 Reserve for  discontinuance - net  7,124     13,221

      Net assets                  $31,378   $33,978

Management   believes   that    it   has
adequately   provided   for   accounting
losses  to   be   incurred  during   the
disposal of real  estate assets.   Prior
estimates will be continually monitored during the liquidation period.

Note 3

Loss from Independent Power

In  late 1991  Holdings, a  wholly owned
subsidiary of Portland General, recorded
losses totaling $74  million, net of tax
benefits of $16 million, related  to the
write-off of Holdings' equity investment
in   Bonneville    Pacific   Corporation
(Bonneville Pacific) and a provision for uncollectible loans, project development and other costs.

Holdings  owns  9.8  million  shares, or
46%,  of  Bonneville  Pacific's   common
stock.  The write-off followed  a review
of the  Bonneville  Pacific  investment,
which raised various concerns  including
the  carrying values  of certain  of its
assets,   the   lack   of   progress  by
Bonneville Pacific to complete agreed-upon project selldowns and

Bonneville   Pacific's  poor   financial
performance.      In   December    1991,
Bonneville Pacific voluntarily filed for
protection   under  Chapter 11   of  the
Bankruptcy Code.  Holdings also  has $28
million  of secured and  unsecured loans
outstanding to  Bonneville  Pacific  and
its  subsidiaries.  Holdings  recorded a
reserve  in  December  1991  against the
outstanding loans.  Holdings intends  to
pursue  recovery  of  these  loans   but
cannot  predict what amount, if any, may
be  recovered.     See  Note  14,  Legal
Matters,   for  litigation   related  to
Bonneville Pacific.

Note 4

Employee Benefits

Pension Plan

Portland General has a  non-contributory
pension   plan   (the   Plan)   covering
substantially  all  of  its   employees.
Benefits  under  the Plan  are  based on
years of service,  final average pay and
covered    compensation.Portland
General's  policy   is   to   contribute
annually  to  the   Plan  at  least  the
minimum  required  under  the   Employee
Retirement  Income Security Act  of 1974
but  not more  than  the maximum  amount
deductible for income tax
purposes.  The Plan's assets are held in
a  trust   and   consist  primarily   of
investments  in  common  and   preferred
stocks,     corporate      bonds     and
US government and agency issues.

Portland General determines net periodic
pension   expense   according   to   the
principles of  SFAS  No. 87,  Employers'
Accounting for Pensions.

The  following  table  sets  forth   the
Plan's   funded   status   and   amounts
recognized    in   Portland    General's
financial   statements   (thousands   of
dollars):

                                                  1993      1992

Actuarial present value of benefit  obligations:
 Accumulated benefit obligation, including
  vested benefits of $151,334 and $133,870        $166,301
$145,670
 Effect of projected future compensation levels     32,608
34,531
 Projected benefit obligation (PBO)                198,909
180,201
Plan assets at fair value                          262,412
226,413
Plan assets in excess of PBO                        63,503
46,212
Unrecognized net experience gain                   (60,445)
(42,324)
Unrecognized prior service costs                    14,147
16,677
Unrecognized net transition asset being
  recognized over 18 years                        (21,533)
(23,490)
Pension - prepaid cost (liability)               $ (4,328)
$(2,925)

                                                   1993
1992      1991

Assumptions:
  Discount rate used to calculate PBO            7.25%      8.00%

   8.00%
  Rate of increase in future compensation levels  5.25      6.00

  6.25
  Long-term rate of return on assets              8.50      8.50

  8.50

Net pension expense for 1993, 1992 and 1991 included the following components
(thousands of dollars):

                                                1993       1992

   1991

Service cost                                    $  6,151   $
6,082  $  5,627
Interest cost on PBO                              14,241
13,792    13,641
Actual return on plan assets                     (48,231)
(18,272)  (45,693)
Net amortization and deferral                     29,839
1,496    30,029
Net periodic pension expense                    $  2,000   $
3,098  $  3,604


Other Post-Retirement Benefit Plans

Portland  General  accrues  for  health,
medical and life insurance costs  during
the  employees' service years,  per SFAS
No. 106.   PGE receives recovery
for  the  annual  provision  in customer
rates.   Employees  are covered  under a
Defined  Dollar   Medical  Benefit  Plan
which    limits    Portland    General's
obligation  by  establishing  a  maximum
contribution   per    employee.      The
accumulated   benefit   obligation   for
postretirement health and life insurance
benefits   at   December 31,  1993   was
$31 million,   for   which  there   were
$31 million  of  assets  held  in trust.
The  projected  benefit  obligation  for
postretirement health and life insurance
benefits at  December 31,  1992 was  $29
million.

Portland  General  also provides  senior
officers with  additional benefits under
an   unfunded   Supplemental   Executive
Retirement   Plan  (SERP).     Projected
benefit obligations for the SERP are $16 million and $12 million at December 31, 1993 and 1992, respectively.

Deferred Compensation

Portland   General    provides   certain
management employees with benefits under
an    unfunded    Management    Deferred
Compensation  Plan (MDCP).   Obligations
for   the  MDCP  are   $18  million  and
$14 million  at  December 31,  1993  and
1992, respectively.

Trojan Retention Plan

In  October   1992,   Portland   General
implemented a defined contribution  plan
to  retain  Trojan  employees  during  a
phaseout of  plant  operations.   Trojan
ceased  commercial  operation  in  early
1993; participation in the retention plan was terminated on May 31, 1993 and all benefits under the plan were paid.

Employee Stock Ownership Plan

Portland  General has an  Employee Stock
Ownership Plan (ESOP) which is a part of
its  401(k)  retirement  savings   plan.
Employee contributions up to 6%  of base
pay    are    matched    by     employer
contributions in the form of ESOP common
stock.   Shares  of common  stock  to be
used  to  match  contributions  of   PGE
employees   were   purchased   from    a
$36 million  loan from  PGE to  the ESOP
trust  in  late  1990.    This  loan  is
presented  in the common  equity section
as   unearned   compensation.       Cash
contributions from PGE and dividends  on
shares held in the trust are used to pay
the debt service on PGE's loan.   As the
loan is retired, an equivalent amount of stock is allocated to employee accounts.
In 1993, total contributions to the ESOP of $5 million combined with dividends on unallocated shares of $2 million were used to pay debt service and interest on PGE's loan. Shares of common stock used to match contributions by employees of Portland General and its subsidiaries are purchased on the open market.

Note 5


Income Taxes


The following table  shows the detail of
taxes on  income and  the items  used in
computing the  differences  between  the
statutory federal  income  tax rate  and
Portland  General's effective  tax rate.
Note:  The table does not include income
taxes   related  to  1991   losses  from
independent  power or  discontinued real
estate    operations    (thousands    of
dollars):


                                              1993      1992

1991

Income Tax Expense:
  Currently payable                           $  2,989  $ 44,057

$ 22,520
  Deferred income taxes
   Accelerated depreciation                     15,477     20,049

  26,258
   WNP-3 amortization                           (1,099)
(2,190)   (2,570)
   AMAX coal contract                           (1,238)
(1,227)   (1,050)
   Trojan operating costs                       17,332      7,402

   4,080
   Energy efficiency programs                    7,327      3,246

   2,859
   Replacement power costs                      26,543
(246)    5,084
   Repurchase debt                               4,847      1,019

    (850)
   USDOE nuclear fuel assessment                 6,108          -

       -
   Excess deferred taxes                        (3,494)
(1,888)   (1,557)
   Interim rate relief                              -       6,573

   1,036
   Lease income                                (18,151)
(15,453)  (14,892)
   Nonrecourse debt interest                    12,578     11,621

  12,156
   Other                                         6,659
(1,258)   (3,469)
  Investment tax credit adjustments             (4,356)
(6,981)   (4,589)
                                              $ 71,522   $ 64,724

$ 45,016

Provision Allocated to:
  Operations                                  $ 67,520   $ 67,235

$ 44,005
  Other income and deductions                    4,002
(2,511)    1,011
                                              $ 71,522   $ 64,724

$ 45,016

Effective Tax Rate Computation:
  Computed tax based on statutory             $ 56,224   $ 52,478

$ 33,477
   federal income tax rates applied to
   income before income taxes

  Increases (Decreases) resulting from:
   Accelerated depreciation                     10,748      9,462

   7,763
   State and local taxes - net                   3,288     10,117

   5,766
   Investment tax credits                       (4,356)
(6,981)   (4,589)
   Adjustments to income tax reserves                -
(3,284)     (393)
   Excess deferred taxes                        (3,419)
(1,816)   (1,483)
   USDOE nuclear fuel assessment                 5,075
- -         -
   Preferred dividend requirement                3,935
4,296     4,390
   Other                                            27
452        85
                                              $ 71,522    $
64,724   $ 45,016

   Effective tax rate                            44.5%      41.9%

    45.7%

Effective  January  1,  1993,   Portland
General   adopted    SFAS    No.    109,
"Accounting for Income Taxes".  Prior to
SFAS No. 109, Portland General accounted for
income   taxes   in   accordance    with
Accounting Principles Board Opinion  No.
11.   Prior period  financial statements
have not been restated.  As of  December
31,  1993  and  1992,  the   significant
components of the Company's deferred income tax assets and liabilities were as follows (thousands of dollars):

                                    1993        1992
Deferred Tax Assets
Plant-in-service                    $  83,602   $  18,608
Regulatory reserve                     47,718      46,804
Other                                  75,404      40,796
                                      206,724     106,208

Deferred Tax Liabilities
Plant-in-service                     (497,476)   (201,596)
WNP-3 exchange contract               (70,542)    (71,099)
Replacement power costs               (29,574)     (4,838)
Leasing                              (147,101)   (140,980)
Other                                 (94,924)    (53,129)
                                     (839,617)   (471,642)

Less current deferred taxes               842          -
Less valuation allowance              (28,197)         -
Total                               $(660,248)  $(365,434)

As a  result of  implementing SFAS No. 109,
Portland  General has  recorded deferred
tax  assets  and  liabilities  for   all
temporary   differences   between    the
financial statement bases and tax bases of assets and liabilities.

Portland   General  has   certain  state
pollution     control     tax     credit
carryforwards   and   the  benefits   of
capital    loss    carryforwards    that
presently  cannot be offset  with future
taxable  income  or  capital  gains  and
accordingly  has  recorded  a  valuation
allowance  totalling  $28.2  million  at
December  31,  1993  to  fully   reserve
against these assets.

Federal alternative minimum tax credit carryforwards, which have no expiration date, are $15.7 million at December 31, 1993.

The Omnibus Budget Reconciliation Act of
1993  resulted  in  a federal  tax  rate
increase  from  34%  to  35%   effective
January 1,  1993.  The tax rate increase
resulted  in   additional   income   tax
expense for the Company of $4.9 million.

The  IRS  completed  its  examination of
Portland  General's tax returns  for the
years  1985  to 1987  and  has  issued a
statutory  notice  of  tax   deficiency,
which Portland  General  is  contesting.
As  part  of  this audit,  the  IRS  has
proposed to  disallow  PGE's 1985  WNP-3
abandonment  loss   deduction   on   the
premise that it  is a taxable  exchange.
PGE  disagrees  with  this  position and
will  take appropriate action  to defend
its deduction.  Management believes that
it  has   appropriately   provided   for
probable  tax adjustments and  is of the
opinion that the ultimate disposition of
this  matter will  not  have a  material
adverse   impact   on   the    financial
condition of Portland General.

Note 6

Trojan Nuclear Plant

Shutdown  - PGE  is the  67.5% owner  of
Trojan.    In  early  1993,  PGE  ceased
commercial  operation  of  Trojan.   PGE
made the decision to shut down Trojan as
part of its least cost planning process,
a biennial process whereby PGE evaluates
a  mix of energy  options that  yield an
adequate   and   reliable   supply    of
electricity at  the  least cost  to  the
utility and  to its customers.   On June
3, 1993 the PUC acknowledged PGE's Least
Cost Plan (LCP).

Decommissioning  Estimate  -  The   1993
nuclear decommissioning estimate of $409
million   represents   a   site-specific
decommissioning cost  estimate performed
for    Trojan    by    an    experienced
decommissioning engineering firm.   This
cost estimate assumes that the  majority
of decommissioning activities will occur
between    1998    and    2002,    after
construction of  a  temporary dry  spent
fuel   storage  facility.     The  final
decommissioning activities will occur in
2018 after PGE completes shipment of spent fuel to a United States Department of Energy (USDOE) facility.

The   decommissioning    cost   estimate
includes  the  cost  of  decommissioning
planning,   removal   and   burial    of
irradiated  equipment and  facilities as
required   by  the   Nuclear  Regulatory
Commission  (NRC);  building  demolition
and  nonradiological  site  remediation;
and  fuel  management  costs   including
licensing, surveillance and $75  million
of  transition costs.   Transition costs
are the operating costs associated  with
closing     Trojan,    operating     and
maintaining  the  spent  fuel  pool  and
securing  the plant  until dismantlement
can begin.  Except for transition costs,
which  will continue to  be amortized as
incurred     PGE    will     fund    the
decommissioning       costs      through
contributions     to      the     Trojan
decommissioning trust.

The  1992 decommissioning  cost estimate
of $411  million was based upon  a study
performed on a  nuclear plant similar to
Trojan   and   included   the   cost  of
dismantlement    activities    performed
during  the  years  1996  through  2002,
monitoring of stored spent fuel  through
2018  and $130 million  of miscellaneous
closure  and   transition   costs   ($43
million   was   amortized   to   nuclear
operating expenses during 1993).

The  1992 estimate  and  the 1993  site-
specific  estimate are reflected  in the
financial statements in nominal  dollars
(actual dollars expected  to be spent in
each year).  The difference  between the
1992   and  the  1993   cost  estimates,
reflected in nominal  dollars, is due to
the application  of  a higher  inflation
factor, the  timing  of  decommissioning
activities  and   certain   changes   in
assumptions, such as decommissioning the
temporary   dry   spent   fuel   storage
facility  and shipping  highly activated
reactor   components   to   the    USDOE
repository  in 2018, which  are included
in the  1993 estimate.    Both the  1992
cost estimate and the 1993 site-specific
cost   estimate   reflected   in    1993
(current) dollars are $289 million.

Assumptions used  to  develop the  site-
specific  cost  estimate  represent  the
best  information  PGE  has   currently.
However,  the Company is  continuing its
analysis of various options which  could
change   the   timing   and   scope   of
dismantling activities.  Presently,  PGE
is planning to  accelerate the timing of
large  component  removal  which   could
reduce  overall  decommissioning  costs.
PGE   plans   to   submit   a   detailed
decommissioning work plan to the  NRC in
mid-1994.     PGE  expects   any  future
changes  in   estimated  decommissioning
costs  to  be  incorporated  in   future
revenues to be collected from customers.

PGE  is  recording  an  annual operating
provision    of    $11    million    for
decommissioning.    This  provision   is
being   collected  from   customers  and
deposited  in  an  external  trust fund.
Earnings on the trust fund assets reduce
the  amount of decommissioning  costs to
be  collected  from  customers.   Trojan
abandonment -  decommissioning  of  $356
million   (reflected  in   the  deferred
charges section of the Company's balance sheet) represents remaining decommissioning costs expected to be collected from customers.

Trojan decommissioning trust assets  are
invested  primarily in  investment grade
tax-exempt bonds.   At December 31, 1993
the   trust   reflects   the   following
activity (thousands of dollars):

Beginning Balance 1/01/93    $32,945

1993 Activity
Contributions                 11,220
Earnings                       4,696

Ending Balance 12/31/93      $48,861

Investment   Recovery  -  PGE   filed  a
general  rate case  on November  8, 1993
which addresses recovery of Trojan plant
costs, including  decommissioning.    In
late February 1993, the PUC  granted PGE
accounting  authorization  to   continue
using previously approved depreciation and decommissioning rates and lives for its Trojan investment.

As stated earlier, PGE made the decision
to    permanently    cease    commercial
operation of Trojan as part of its least
cost   planning  process.     Management
determined  that continued  operation of
Trojan  was not  cost effective.   Least
cost  analysis assumed that  recovery of
the  Trojan plant  investment, including
future  decommissioning costs,  would be
granted  by  the  PUC.    Regarding  the
authority  of the PUC to grant recovery,
the   Oregon   Department   of   Justice
(Attorney  General)  issued  an  opinion
that the PUC may  allow rate recovery of
total  plant costs,  including operating
expenses, taxes,  decommissioning costs,
return  of capital invested in the plant
and   return   on   the    undepreciated
investment.      While   the    Attorney
General's opinion does not guarantee recovery of costs associated with the shutdown, it does clarify that under current law the PUC has authority to allow recovery of such costs in rates.


PGE  asked  the PUC  to  resolve certain
legal and policy questions regarding the
statutory    framework     for    future
ratemaking proceedings  related  to  the
recovery of  the  Trojan investment  and
decommissioning  costs.    On  August 9,
1993,  the  PUC  issued  a   declaratory
ruling  agreeing   with   the   Attorney
General's opinion discussed above.   The
ruling  also  stated that  the  PUC will
favorably   consider  allowing   PGE  to
recover  in  rates some  or  all  of its
return   on    and    return   of    its
undepreciated   investment  in   Trojan,
including decommissioning costs, if PGE meets certain conditions. PGE believes that its general rate filing provides evidence that satisfies the conditions established by the PUC.

Management believes  that  the PUC  will
grant future revenues  to cover all,  or
substantially all, of Trojan plant costs
with an  appropriate  return.   However,
future  recovery  of  the  Trojan  plant
investment  and  future  decommissioning
costs requires PUC  approval in a public
regulatory process.    Although the  PUC
has  allowed  PGE  to  continue,  on  an
interim basis, collection of these costs
in the same manner  as prescribed in its
last general  rate  proceeding, the  PUC
has  yet to  address  recovery of  costs
related  to a prematurely  retired plant
when the decision to close the plant was
based  upon   a   least  cost   planning
process.  Due to uncertainties  inherent
in  a public process,  management cannot
predict, with certainty, whether all, or
substantially  all, of the  Trojan plant
investment  and  future  decommissioning
costs  will  be  recovered.   Management
believes the  ultimate  outcome of  this
public regulatory process will not  have
a  material   adverse   effect  on   the
financial   condition,    liquidity   or
capital  resources of  Portland General.
However, it may have a material impact on the results of operations for a future reporting period.

Portland      General's      independent
accountants    are    satisfied     that
management's  assessment  regarding  the
ultimate   outcome  of   the  regulatory
process  is  reasonable.    Due  to  the
inherent uncertainties in the regulatory
process  discussed above,  the magnitude
of the amounts involved and the possible
impact on the  results of operations for
a    future   reporting    period,   the
independent accountants have added a paragraph to their audit report to give emphasis to this matter.

Nuclear  Fuel Disposal  and Clean  up of
Federal Plants - PGE has a contract with
the  USDOE  for  permanent  disposal  of
spent nuclear fuel in USDOE  facilities.
These   disposal   services   are    now
estimated to  commence  no earlier  than
2010.   PGE paid  the USDOE  .1 cent per net
kilowatt-hour  sold at Trojan  for these
future   disposal  services.     On-site
storage capacity is able to accommodate fuel until the federal facilities are available.

The  Energy Policy Act  of 1992 provided
for the  creation  of a  Decontamination
and  Decommissioning   Fund   (DDF)   to
provide for  the clean  up of  the USDOE
gas diffusion plants.  The DDF  is to be
funded by domestic nuclear utilities and
the Federal Government.  The legislation
provided that each utility pays based on
the  ratio of  the amount  of enrichment
services  the utility purchased  and the
total  amount  of  enrichment   services
purchased  by  all  domestic   utilities
prior   to   the   enactment   of    the
legislation.   Trojan's  estimated usage
was  1.03%.   Based  on  this  estimate,
PGE's portion of the funding requirement is approximately $15.6 million. Amounts are funded over 15 years beginning with the USDOE's fiscal year 1993. PGE made its first of the 15 annual payments on September 30, 1993 for $1.04 million.

Nuclear  Insurance -  The Price-Anderson
Amendment   of   1988   limits    public
liability claims that could arise from a
nuclear  incident to  a maximum  of $9.4
billion per incident.  PGE has purchased
the  maximum primary  insurance coverage
currently  available  of  $200  million.
The
remaining $9.2 billion is covered by
secondary financial  protection required
by the  NRC.   This  secondary  coverage
provides for loss sharing among all owners of nuclear reactor licenses.

In  the  event  of  an incident  at  any
nuclear plant in which the amount of the
loss exceeds $200 million, PGE could  be
assessed retrospective premiums of up to
$53.5 million per incident, limited to a
maximum of  $7 million  per incident  in
any  one   year   under  the   secondary
financial protection coverage.

PGE's  share  of  property  damage   and
decontamination coverage is provided for
losses  at  Trojan  up  to  $337 million
primary  and $378  million excess.   The
$378 million excess coverage is provided
subject    to   a    potential   maximum
retrospective   premium   adjustment  of
$0.8 million per  policy year.   The NRC
requires  that, in case  of an incident,
insurance   proceeds   must   first   be
dedicated     to     stabilizing     and
decontaminating the reactor.  This could
reduce the amount of proceeds  available
to   repair,  replace  or   restore  the
property  or otherwise available  to the
trustee  for  application  under   PGE's
First    Mortgage     Bond    Indenture.
Insurance coverage is provided primarily through insurance companies owned by utilities with nuclear facilities.

Note 7

Common and Preferred Stock
                                         Cumulative Preferred
                            Common Stock    of Subsidiary

                                 Other
                          Number     $3.75 Par   Number    $100
Par  $25 Par      No-Par    Paid-in     Unearned
                         of Shares      Value   of Shares
Value    Value       Value     Capital   Compensation*

(Thousands of Dollars
 except share amount)

December 31, 1990        46,145,208  $173,045   2,287,040
$128,704  $25,000        -      $495,212   $(35,789)
Sales of stock              381,342     1,430           -
- -        -        -         5,161          -
Redemption of stock          (1,387)       (6)    (18,000)
(1,800)       -        -         2,119          -
Repayment of ESOP loan
 and other                        -         -           -
- -        -        -            67      5,719

December 31, 1991        46,525,163    174,469  2,269,040
126,904   25,000        -       502,559    (30,070)
Sales of stock              574,538      2,155    300,000
- -        -  $30,000         7,293          -
Redemption of stock               -          - (1,036,000)
(3,600) (25,000)       -           871          -
Repayment of ESOP loan
 and other                        -          -          -
- -        -        -          (921)     6,592

December 31, 1992        47,099,701    176,624  1,533,040
123,304        -   30,000      $509,802    (23,478)
Sales of stock              534,952      2,006          -

- -       -        -        8,802           -
Redemption of stock               -          -    (36,000)
(3,600)       -        -        2,130           -
Repayment of ESOP loan
 and other                        -          -          -
- -        -        -       (1,676)      4,327
December 31, 1993        47,634,653    $178,630 1,497,040
$119,704 $      -  $30,000     $519,058    $(19,151)

*See the  discussion of stock compensation  plans below and  Note
4, Employee  Benefits for a
 discussion of the ESOP.

Common Stock

As   of  December  31,   1993,  Portland
General had reserved 367,000  authorized
but unissued common shares for  issuance
under its  dividend  reinvestment  plan.
In addition, new shares of  common stock
are  issued  under  an  employee   stock
purchase plan.
Cumulative Preferred Stock of Subsidiary
No dividends may be paid on common stock
or  any class  of stock  over which  the
preferred stock has priority unless  all
amounts   required   to   be   paid  for
dividends and sinking fund payments have been paid or set aside, respectively.

The 7.75% Series preferred stock has an annual sinking fund requirement which requires the redemption of 15,000 shares at $100 per share beginning in 2002. At its option, PGE may redeem, through the sinking fund, an additional 15,000 shares each year. All remaining shares shall be mandatorily redeemed by sinking fund in 2007. This
Series is only redeemable by operation of the sinking fund.

The 8.10% Series  preferred stock has an
annual sinking  fund  requirement  which
requires   the  redemption   of  100,000
shares  at $100  per share  beginning in
1994.   At its  option, PGE  may redeem,
through the sinking fund, an  additional
100,000 shares  each year.   This Series
is redeemable at the option of PGE at $103 per share to April 14, 1994 and at reduced amounts thereafter.

Common Dividend Restriction of Subsidiary
PGE is restricted from paying  dividends
or   making   other   distributions   to
Portland  General,  without  prior   PUC
approval, to the  extent such payment or
distribution  would reduce  PGE's common
stock  equity capital  below 36%  of its
total  capitalization.   At December 31,
1993, PGE's common stock equity capital was 44% of its total capitalization.

Stock Compensation Plans
Portland  General has a plan under which
2.3  million shares of  Portland General
common stock  are  available for  stock-
based  incentives.    Upon  termination,
expiration or lapse  of certain types of
awards, any shares remaining subject  to
the  award are again available for grant
under  the  plan.   As  of  December 31,
1993,   856,800   stock   options   were
outstanding.      Of   the   outstanding
options, 20,000 are exercisable:  10,000
at a price of $15.75 per share; 2,500 at
$17.375 per share;  and 7,500 at  $14.75
per   share.    The   remaining  836,800
options  are  exercisable  beginning  in
1994 through 1998 at prices ranging from
$14 to  $22.25 per share.   In addition,
25,000 options granted under a separate award were exercised in 1993.

On December 6, 1993 Portland General issued 64,000 restricted common shares for officers of Portland General and PGE.

Note 8

Short-Term Borrowings

Portland  General  meets  its  liquidity
needs through the issuance of commercial
paper  and  borrowings  from  commercial
banks.   At December 31,  1993, Portland
General  had  total  committed  lines of
credit  of   $240 million.      Portland
General  has  a  $40 million   committed
facility expiring in July 1994.  PGE has
committed  facilities  of  $120  million
expiring  in July  1996 and  $80 million
expiring  in July  1994. These  lines of
credit  have  annual  fees  ranging from
0.15% to 0.25% and  do not require
compensating   cash   balances.      The
facilities are used primarily as  backup
for both commercial paper and borrowings
from commercial banks under  uncommitted
lines of
credit.    At  December 31,  1993, there
were no outstanding borrowings under the committed facilities.

Portland General has a commercial paper facility of $40 million in addition to PGE's $200 million facility. The amount of commercial paper outstanding cannot exceed each company's unused committed lines of credit.

Commercial  paper  and  lines  of credit
borrowings   are  at   rates  reflecting
current    market     conditions    and,
generally, are substantially below the prime commercial rate.

Short-term   borrowings   and    related
interest    rates   were    as   follows
(thousands of dollars):

                                       1993       1992      1991
As of year end:

 Aggregate short-term debt outstanding
   Bank loans                                 -   $ 10,002  $
16,000
     Commercial paper                  $159,414   130,676
76,473

   Weighted average interest rate
     Bank loans                               -       4.4%
6.8%
     Commercial paper                      3.5%       4.1
5.5

 Unused committed lines of credit      $240,000   $180,000
$175,000

For the year ended:

 Average daily amounts of short-term
  debt outstanding
   Bank loans                          $ 10,949   $  7,671    $
56,579
   Commercial paper                    123,032    89,077
30,539
 Weighted daily average interest rate
   Bank loans                              3.6%       5.0%
7.2%
   Commercial paper                        3.5       4.2
6.5
  Maximum amount outstanding
   during the year                     $171,208   $144,056
$108,231

Interest rates exclude the effect of commitment fees, facility fees and other financing fees.

Note 9


Long-Term Debt

The   Indenture  securing   PGE's  First
Mortgage  Bonds  constitutes  a   direct
first mortgage lien on substantially all utility property and franchises, other than expressly excepted property.

The   following  principal   amounts  of
long-term debt become due for redemption through sinking funds and maturities
(thousands of dollars):


                 1994       1995       1996        1997
1998


 Sinking Funds  $ 1,313    $  1,138     $   988     $   688
$   688
 Maturities      41,289      71,356      57,528      56,085

64,745


The  sinking  funds  include  $988,000 a
year for 1994 through 1996 and  $688,000
for 1997 and  1998, which, in accordance
with the terms of the Indenture, PGE may
satisfy by  pledging available  property
additions  equal  to  166-2/3%  of   the
sinking fund requirements.



 Note 10


Commitments

New Generating Resources

During 1993  PGE  entered  into  a  $133
million agreement with a contractor  for
construction  of   the  Coyote   Springs
cogeneration facility.  Under the  terms
of  the agreement,  PGE is  committed to
making     progress     payments      of
approximately  $91 million in  1994, and
$16 million  in 1995.   At December  31,
1993, progress payments of approximately
$26 million have been made.

Natural Gas Transmission Agreements

In  January 1993,  PGE signed  two long-
term  agreements  for   transmission  of
natural  gas from domestic  and Canadian
sources  to PGE's existing  and proposed
natural gas-fired generating facilities.
One agreement provides PGE firm pipeline
capacity  beginning   June,   1993   and
increased pipeline capacity in  November
1995.    Beginning  in  late  1995,  the
second agreement will give PGE  capacity
on  a  second  interstate  gas pipeline.
Under the terms of these two agreements,
PGE  is  committed  to  paying  capacity
charges   of  approximately   $3 million
during   1994,   $4 million   in   1995,
$11 million annually through 2010 and $3
million  annually  until  2015.    Under
these agreements PGE has the right to assign unused capacity to other parties.
In addition, PGE will make a capital contribution for pipeline construction of between $3 million and $7 million in 1995.

Railroad Service Agreement

In October 1993, PGE entered into a railroad service agreement and will make capital contributions toward upgrading a line used to deliver coal from Wyoming to the Boardman Coal Plant (Boardman).
PGE is required to contribute $8 million over the 6-year contract life.

Purchase Commitments

Other  purchase  commitments outstanding
(principally   construction    at   PGE)
totaled  approximately   $14 million  at
December 31,  1993.    Cancellation   of
these purchase agreements could result in cancellation charges.

Purchased Power

PGE   has   long-term   power   purchase
contracts with  certain  public  utility
districts in the state of Washington and
with the  City of Portland, Oregon.  PGE
is  required  to  pay  its proportionate
share of the operating and  debt service
costs of the  hydro projects whether  or
not  they   are   operable.     Selected
information  is  summarized  as  follows
(thousands of dollars):


                                   Rocky    Priest

    Portland
                                   Reach    Rapids   Wanapum
Wells   Hydro

 Revenue bonds outstanding
 at December 31, 1993          $189,752  $141,245  $189,395
$199,920  $ 40,230

 PGE's current share of output,
  capacity, and cost
  Percentage of output            12.0%     13.9%      18.7%
21.9%     100%
  Net capability in  megawatts               154        125
170      184       36

  Annual cost, including debt
   service

   1993                        $4,000    $3,800    $5,400
$5,500    $4,800
   1992                         3,900     3,100     4,400
4,800     4,400
   1991                         3,800     3,400     4,000
4,300     3,800


 Contract expiration date        2011      2005      2009
2018      2017

PGE's  share  of  debt  service   costs,
excluding     interest,     will      be
approximately $6 million for each of the
years 1994 through  1996, $7 million for
1997  and  $5  million   for  1998.  The
minimum payments through the remainder of the contracts are estimated to total
$104 million.

PGE has entered into long-term contracts
to  purchase  power  from  three   other
utilities in the
region.   These  contracts will  require
fixed payments  of up to  $25 million in
1994 and  $32 million in 1995  and 1996.
After  that date, capacity  charges will
be up to $25 million annually  until the
second contract terminates in 2001.  The
third contract will continue until  2016
with capacity charges of $19 million annually.

Leases

PGE has  operating  and capital  leasing
arrangements   for    its   headquarters
complex,  combustion  turbines  and  the
coal-handling  facilities   and  certain
railroad  cars  for  Boardman.     PGE's
aggregate  rental  payments  charged  to
expense amounted to $22 million in 1993,
$20 million in  1992 and $21  million in
1991.      PGE   has   capitalized   its
combustion  turbine  leases.    However,
these leases are considered operating leases for ratemaking purposes.

As  of  December 31,  1993,  the  future
minimum  lease   payments   under   non-
cancelable   leases    are   as  follows
(thousands of dollars):

 Year Ending       Operating Leases
 December 31   Capital Leases     (Net of Sublease Rentals)
Total

  1994                $ 3,016                  $ 18,568       $
21,584
  1995                  3,016                    19,711
22,727
  1996                  3,016                    20,261
23,277
  1997                  3,016                    19,794
22,810
  1998                  3,016                    18,992
22,008
Remainder               1,388                   186,575
187,963
 Total                  16,468                  $283,901
$300,369
Imputed                (2,775)
Interest
Present Value of
Minimum Future
Net Lease Payments     $13,693

Included in the future minimum operating
lease   payments   schedule   above   is
approximately  $140 million   for  PGE's
headquarters complex.


Note 11

WNP-3 Settlement Exchange Agreement

PGE is selling  energy received under  a
WNP-3   Settlement  Exchange   Agreement
(WSA)   to   the   Western   Area  Power
Administration  (WAPA)   for  25  years,
which began October 1990.  Revenues from
the WAPA sales  contract are expected to
be sufficient  to  support the  carrying
value of PGE's investment.
The energy received by  PGE under WSA is
the  result of  a settlement  related to
litigation  surrounding  the abandonment
of WNP-3.  PGE receives about 65 average
annual megawatts  for  approximately  30
years  from  BPA   under  the  WSA.   In
exchange PGE will make available to BPA energy from its combustion turbines or from other available resources at an agreed-to price.

Note 12


Jointly-Owned Plant


At  December  31,   1993,  PGE  had  the
following  investments in  jointly-owned
generating    plants    (thousands    of
dollars):
                                      MW         PGE %      Plant

  Accumulated
Facility      Location      Fuel    Capacity    Interest  In
Service Depreciation


Boardman      Boardman, OR  Coal        508       65.0
$359,555    $152,981
Colstrip 3&4  Colstrip, MT  Coal      1,440       20.0
444,817     157,576
Centralia     Centralia, WA Coal      1,310        2.5
9,301       5,143

The  dollar amounts  in the  table above
represent  PGE's share of  each jointly-
owned plant.   Each  participant in  the
above generating plants has provided its
own  financing.    PGE's  share  of  the
direct  expenses  of  these  plants   is
included in the corresponding operating expenses on Portland General's and PGE's consolidated income statements.

Note 13


Regulatory Matters


Public Utility Commission of Oregon

PGE had sought judicial  review of three
rate matters  related to a  1987 general
rate case.   In  1989, PGE  reserved $89
million for  an  unfavorable outcome  of
these  matters.    In  July  1990,   PGE
reached an  out-of-court settlement with
the PUC on two  of the three rate matter
issues being litigated.   As a result of
the settlement, $16 million was restored
to  income  in  1990.    The  settlement
resolved   the  dispute  with   the  PUC
regarding   treatment   of   accelerated
amortization of  certain  ITC and  1986-
1987 interim relief. As a settlement of the interim relief issue, PGE refunded approximately $17 million to customers.

In 1991, the Utility Reform Project (URP) petitioned the PUC to reconsider the order approving the settlement. The Oregon legislature subsequently passed a law clarifying the PUC's authority to approve the settlement. As a result, the PUC issued an order implementing the settlement. URP has filed an appeal in Multnomah County Circuit Court to overturn the
PUC's order implementing settlement.

In addition, CUB filed a complaint in 1991 in Marion County Circuit Court seeking to modify, vacate, set aside or reverse the PUC's order implementing settlement. In
September 1992, the Marion County
Circuit Court judge issued a decision
upholding the PUC orders approving the
settlement.  CUB appealed the decision.
In December 1993 the Oregon Court of
Appeals affirmed without opinion the
Circuit Court decision upholding the PUC order.

The settlement, however, did not resolve the Boardman/Intertie gain issue, which the parties continue to litigate. PGE's position is that 28% of the gain should be allocated to customers. The 1987 rate order allocated 77% of the gain to customers over a 27-year period. PGE has fully reserved this amount, which is being amortized over a 27-year period in accordance with the 1987 rate order.  The unamortized gain, $120
million at December 31, 1993, is shown as "Regulatory reserves" on the balance sheet.

In PGE's general rate filing, PGE proposes to accelerate the amortization of the Boardman gain to customers from 27 years to three years, starting in January 1995, as part of a comprehensive settlement of the outstanding litigation on this issue.

While the ultimate disposition of these matters may have an impact on the results of operations for a future reporting period, management believes, based on discussion of the underlying facts and circumstances with legal counsel, these matters will not have a material adverse effect on the financial condition of Portland General.

Note 14

Legal Matters

WNP Cost Sharing

PGE and three other investor-owned
utilities (IOUs) are involved in
litigation surrounding the proper
allocation of shared costs between
Washington Public Power Supply System
(Supply System) Units 1 and 3 and Units
4 and 5.  A court ruling issued in May
1989 stated that Bond Resolution
No. 890, adopted by the Supply System,
controlled disbursement of proceeds from bonds issued for the construction of Unit 5, including the method for allocation of shared costs. It is the IOUs' contention that at the time the project commenced there was agreement among the parties as to the allocation of shared costs and that this agreement and the Bond Resolution are consistent such that the allocation under the agreement is not prohibited by the Bond
Resolution.

In October 1990, the U.S. District Court ruled that the methodology for the allocation of shared costs required the application of principles akin to those espoused by Chemical Bank. In February
1992, the Court of Appeals reversed the
U.S. District Court's decision and ruled that shared costs between Units 3 and 5 should be allocated in proportion to benefits under the equitable method supported by PGE and the other IOUs. A trial remains necessary to assure that the allocations are properly performed.

Bonneville Pacific Class Action Suit and Lawsuit

A consolidated case of all previously
filed class actions has been filed in
U.S. District Court for the District of
Utah purportedly on behalf of purchasers of common shares and convertible subordinated debentures of Bonneville
Pacific Corporation in the period from
August 18, 1989 until January 22, 1992
alleging violations of federal and Utah
state securities laws, common law fraud
and negligent misrepresentation.  The
defendants are specific Bonneville
Pacific insiders, Portland General,
Portland General Holdings, Inc., certain
Portland General individuals, Deloitte &
Touche and three underwriters of a
Bonneville Pacific offering of
subordinated debentures.  The amount of
damages alleged is not specified.

In addition, the bankruptcy trustee for
Bonneville Pacific has filed an amended
complaint against Portland General,
Holdings, and certain affiliated
individuals in U.S. District Court for
the District of Utah alleging common law fraud, breach of fiduciary duty, tortious interference, negligence, negligent misrepresentation and other actionable wrongs. The original suit was filed by Bonneville Pacific prior to the appointment of the bankruptcy trustee. The amount of damages sought is not specified in the complaint.

Other Legal Matters

Portland General and certain of its
subsidiaries are party to various other
claims, legal actions and complaints
arising in the ordinary course of
business.  These claims are not
considered material.

Summary

While the ultimate disposition of these
matters may have an impact on the
results of operations for a future
reporting period, management believes,
based on discussion of the underlying
facts and circumstances with legal
counsel, that these matters will not
have a material adverse effect on the
financial condition of Portland General.

Other Bonneville Pacific Related
Litigation

Holdings filed complaints seeking
approximately $228 million in damages in the Third Judicial District Court for
Salt Lake County (in Utah) against
Deloitte & Touche and certain other
parties associated with Bonneville
Pacific alleging that it relied on
fraudulent and negligent statements and
omissions by Deloitte & Touche and the
other defendants when it acquired a 46%
interest in and made loans to Bonneville
Pacific starting in September 1990.

Note 15

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents

The  carrying  amount of  cash  and cash
equivalents   approximates  fair   value
because of the short maturity of those instruments.

Other investments

Other  investments   approximate  market
value.

Redeemable preferred stock

The fair value of redeemable preferred stock is based on quoted market prices.

Long-term debt

The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Portland
General for debt of similar remaining maturities.

The estimated fair values of financial instruments are as follows (thousands of dollars):

                                  1993                 1992

                             Carrying    Fair     Carrying
Fair
                              Amount    Value      Amount
Value

Preferred stock subject to   $ 80,000   $ 84,815  $ 83,600    $
82,686
  mandatory redemption

Long-term debt                870,814    902,059   886,629
915,292

Note 16

Subsequent Event

In February 1994, Portland General issued 2.3 million shares of common stock. Proceeds to Portland General were $41 million.
These proceeds were used to purchase 2.3 million additional shares of PGE common stock.
PGE, in turn, will use the funds to repay all or a portion of its short-term borrowings or for its construction program.

QUARTERLY COMPARISON FOR 1993 AND 1992 (Unaudited)

Portland General Corporation

                                                 March 31
June 30    September 30   December 31
(Thousands of Dollars except per share amounts)

1993
Operating revenues                              $277,697
$192,236    $209,160    $267,736
Net operating income                              56,052
31,264      23,726      49,389
Net income                                        36,556
13,328       6,349      32,885
Common stock
Average shares outstanding              47,243,743    47,354,072
47,458,575 47,564,862
Earnings per average share1                       $.77
$.28        $.13      $.69

1992
Operating revenues                              $237,664
$196,935    $195,336    $253,331
Net operating income                              47,006
31,094      31,834      53,566
Net income                                        26,408
11,522      12,436      39,2573
Common stock
Average shares outstanding             46,672,173   46,818,420
46,965,574 47,092,570
Earnings per average share1                        $.57
$.25         $.272       $.842




1As a result of dilutive effects of shares issued during the period, quarterly earnings per share cannot be added to arrive at annual earnings per share.

2Includes $.01 for tax benefits from ESOP dividends.

3Includes $11 million related to capitalization of Trojan steam generator repair costs.

Portland General Electric Company


                          March 31       June 30     September 30
  December 31
                                     (Thousands of Dollars)
1993
Operating revenues        $277,169     $191,722     $208,444
$267,196
Operating income            52,234       30,475       27,566
46,175
Net income                   37,382       16,704       14,302
 31,356
Income available for
 common stock               34,314       13,703       11,314
28,367


1992
Operating revenues       $236,963      $196,144     $194,587
$252,404
Operating income           46,505        31,078       30,750
 51,704
Net income                 31,293        16,383       16,216
 41,6703
Income available for
 common stock              28,076        13,100       13,148
 38,602

Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure
None.

Part III

Item 10-13.
Information Regarding Directors and Executive Officers of the
Registrant



Portland General Corporation

Information for items 10-13 are incorporated by reference to Portland
General's definitive proxy statement to be filed on or about
March 29, 1994.
Executive officers of Portland General are listed on page 23 of this report.

Portland General Electric Company

Information regarding item 10 (Executive Compensation) is incorporated by reference to Portland General's definitive proxy statement to be filed on or about March 29, 1994 with the exception of Mr. Cross' compensation for the year 1991 when he was an executive officer at Portland
General Electric.
The information for Mr. Cross is as follows:



                     Annual Compensation       Long-Term
                                              Compensation
                                             Awards/Options

   Year              Salary ($)  Bonus ($)         (#)
   1991            $150,000     $ 5,0251         15,000


   1Mr. Cross received a bonus in 1991 due to his mid-year starting date the prior year; this bonus was attributable to both 1990 and 1991.

Information for items 11-13 are incorporated by reference to Portland
General's definitive proxy statement to be filed on or about
March 29, 1994.
Executive officers of Portland General Electric are listed on page 23 of this report.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
                Form 8-K


Portland General Corporation and Portland General Electric
Company


(a)Index to Financial Statements and Financial Statement
Schedules


     Page No.

     PGC  PGE
Financial Statements
Report of Independent Public Accountants
     34   76
Consolidated Statements of Income for each of the three years in the period ended December 31, 1993
     35   77
Consolidated Statements of Retained Earnings for each of the the three years in the period ended December 31, 1993
     35   77
Consolidated Balance Sheets at December 31, 1993 and 1992
     36 78
Consolidated Statements of Capitalization at December 31, 1993
  and 1992
     37   79
Consolidated Statements of Cash Flow for each of the three
  years in the period ended December 31, 1993
     38   80
Notes to Financial Statements
     39   81

Financial Statement Schedules
Schedule V - Property, Plant and Equipment
     60   60
Schedule VI - Accumulated Depreciation and
  Amortization of Property, Plant and Equipment
     62   62
Schedule X - Supplementary Income Statement Information
     63   63
Report of Independent Public Accountants
     64   65

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Exhibits
See Exhibit Index on Page 69 of this report.

(b) Report on Form 8-K

  PGC   PGE
November 8, 1993 - Item 5.  Other Events:
   X     X
A request was filed by PGE to increase electric prices.


February 15, 1994 - Item 5.  Other Events:
   X     X
Portland General and PGE 1993 financial information.

Schedule V - Property, Plant and Equipment (Thousands of Dollars)


Portland General Corporation

Substantially the same as PGE's Schedule V below.

Portland General Electric Company

                              Balance at          Retirements
Transfers    Balance
                              Beginning  Additions  or Sales
and Other    at End of
        Classification        of Period   at Cost   at Cost
Changes       Period

For the Year Ended December 31, 1993

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant:
Production                  $1,061,509  $ 10,383    $ 1,073
$ (383)    $1,070,436
Transmission                   245,809     3,986        921
 401        249,275
Distribution                   759,689    61,368      7,393
 (32)       813,632
General                        181,620    15,404      6,700
 114        190,438
Construction work in
 progress                       12,308    34,371         -
   -         46,679
Capital leases                  37,318       -           -
   -         37,318

                             2,298,253   125,512      16,087
 100       2,407,778

Nonutility property - PGE       16,080       799         126
(100)         16,653

                            $2,314,333   $126,311     $16,213
$    0     $2,424,431

For the Year Ended December 31, 1992


PROPERTY, PLANT AND EQUIPMENT
Electric utility plant:
Production                  $1,562,158    $ 67,321    $
567,752(a)$  (218)  $1,061,509
Nuclear decommissioning        488,000         -
488,000(b)     -          -
Transmission                   235,459      15,962
5,517(a)   (95)     245,809
Distribution                   708,378      56,438          5,131
      4       759,689
General                        176,908      20,151
15,862(a)   423       181,620
Construction work in
 progress                       43,865     (16,876)
14,681(b)     -        12,308
Nuclear fuel                   254,113         849
254,962(b)     -          -
Capital leases                  37,318          -              -
      -        37,318

                              3,506,199    143,845
1,351,905      114    2,298,253

Nonutility property - PGE        16,703        284
793     (114)      16,080

                              3,522,902    $144,129
$1,352,698  $    -   $2,314,333

For the Year Ended December 31, 1991


PROPERTY, PLANT AND EQUIPMENT
Electric utility plant:
Production                   $1,543,755    $ 19,448      $  1,353
$    308    $1,562,158
Nuclear decommissioning            -            -             -
 488,000(c)    488,000
Transmission                    230,270       6,852         1,714
      51       235,459
Distribution                    657,066      56,571         5,199
     (60)      708,378
General                         167,059      14,385         4,239
     (297)     176,908
Construction work in
 progress                        21,469      22,396            -
        -       43,865
Nuclear fuel                    234,234      19,879            -
        -      254,113

Capital leases                   37,318         -              -
         -      37,318

                              2,891,171     139,531        12,505
   488,002    3,506,199

Nonutility property - PGE        15,794       1,060           149
        (2)      16,703

                             $2,906,965     $140,591     $ 12,654
   $488,000  $3,522,902

(a) Includes Trojan plant costs of $581,674 transferred to Deferred Charges. See Note 6, Trojan Nuclear
Plant.
(b) Transferred to Deferred Charges.  See Note 6, Trojan Nuclear
Plant.
(c) Nuclear decommissioning estimate was reclassified for 1991 in order to provide comparable balance sheets.

Schedule VI - Accumulated Depreciation and Amortization of
Property, Plant and Equipment (Thousands of
Dollars)

Portland General Corporation

Substantially the same as PGE's Schedule VI below.

Portland General Electric Company

                                          Additions
Deductions
                         Balance at   Charged    Charged
          Balance
                         Beginning      to       to Other
Retirements   at End of
       Description       of Period    Income     Accounts
(Net)(a)     Period

For the Year Ended December 31, 1993

ACCUMULATED DEPRECIATION
Electric utility plant:
Production             $ 407,210     $35,349     $   265       $
898        $441,926
Transmission              76,971       6,870           -
1,783          82,058
Distribution             261,199      34,265           2
11,998         283,468
General                   79,985       9,308       3,512 (d)
5,973          86,832
                         825,365      85,792       3,779
20,652         894,284
Nonutility property -  PGE 5,704         674 (e)       -
109           6,269

                       $ 831,069      $86,466      $ 3,779
$20,761        $900,553
ACCUMULATED AMORTIZATION
Capital leases         $  21,471      $     -      $ 2,155     $
  -        $ 23,626

For the Year Ended December 31, 1992

ACCUMULATED DEPRECIATION
Electric utility plant:
Production             $ 577,650       $ 56,148     $      -
$226,588(b)  $ 407,210
Nuclear decommissioning   24,760         11,220       1,621(c)
37,601(b)          -
Transmission              73,890          6,726            -
 3,645(b)     76,971
Distribution             238,170         32,198            1
 9,170       261,199
General                   75,154          9,456       3,940(d)
 8,565(b)     79,985
                         989,624        115,748       5,562
285,569       825,365
Nonutility property - PGE  5,202            648(e)       -
   146         5,704

                       $ 994,826        $116,396   $  5,562
$285,715     $ 831,069
ACCUMULATED AMORTIZATION
Nuclear fuel           $ 208,399        $ 11,662   $      -
$220,061(b)  $       -
Capital leases            19,675               -      1,796
      -        21,471

                       $ 228,074        $ 11,662   $  1,796
$220,061     $  21,471

For the Year Ended December 31, 1991

ACCUMULATED DEPRECIATION
Electric utility plant:
Production             $ 513,951        $  65,090   $      -
$  1,391     $ 577,650
Nuclear decommissioning   23,928               -        832(c)
      -        24,760
Transmission              69,758            6,403          -
  2,271        73,890
Distribution             215,129           30,053         6
  7,018       238,170
General                   67,066            8,414     3,764(d)
  4,090        75,154
                         889,832          109,960     4,602
 14,770       989,624
Nonutility property - PGE  4,613              615(e)        -
     26         5,202

                       $ 894,445        $ 110,575  $  4,602
$ 14,796     $ 994,826
ACCUMULATED AMORTIZATION
Nuclear fuel           $ 204,736        $   3,663   $      -
$      -     $ 208,399
Capital leases            17,880                -      1,795
      -        19,675

                       $ 222,616        $   3,663   $  1,795
$      -     $ 228,074

(a) Retirements have been reduced by net salvage on depreciable property.
(b)  Includes Trojan amounts transferred to Deferred Charges.
See Note 6, Trojan Nuclear Plant.
(c)  Earnings on external Decommissioning Trust.
(d) Additions charged to other accounts consist of provisions for depreciation of transportation and computer equipment.
(e)  Nonutility provisions for depreciation are charged to Other
Income and Deductions in the Consolidated
Statements
     of Income.

Schedule X - Supplementary Income Statement Information
(Thousands of Dollars)


Portland General Corporation

Substantially the same as PGE's Schedule X below.


Portland General Electric Company

                               Charged to Expense for
                             the Year Ended December 31
             Item             1993     1992     1991
Taxes other than income taxes
  Property                   $28,929   $30,142  $33,359
  Payroll                      7,584     7,962    8,536
  City taxes and license fees 17,769    15,804   15,383
  Other                        1,393     1,037    1,059
    Total                    $55,675   $54,945   $58,337


Nuclear fuel expenses
  Amortization               $     -   $11,662    $ 3,663
  Nuclear fuel storage             -       593      1,019
    Total                    $     -   $12,255    $ 4,682


Maintenance expenses are set out separately in the 1993
Consolidated Financial Statements. Amounts related to the amortization of intangible assets and advertising costs are not material.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES


To Portland General Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Portland General Corporation and subsidiaries included in this
Form 10-K and have issued our report thereon dated January 25, 1994, except for the matter discussed in Note 16, as to which the date is February 23, 1994. Our report on the consolidated financial statements includes an emphasis paragraph regarding the realization of assets related to the abandoned Trojan Nuclear Plant in the amount of $722 million, discussed in Note 6, and an explanatory paragraph with respect to the change in method of accounting for income taxes discussed in Note 5 to the consolidated financial statements.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statements and
Financial Statement Schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Portland, Oregon,
January 25, 1994 (except for the matter
discussed in Note 16, as to which the date
is February 23, 1994)        ARTHUR ANDERSEN & CO.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES


To Portland General Electric Company:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Portland General Electric Company and subsidiaries included in this
Form 10-K and have issued our report thereon dated January 25, 1994, except for the matter discussed in Note 16, as to which the date is February 23, 1994. Our report on the consolidated financial statements includes an emphasis paragraph regarding the realization of assets related to the abandoned Trojan Nuclear Plant in the amount of $722 million, discussed in Note 6, and an explanatory paragraph with respect to the change in method of accounting for income taxes discussed in Note 5A to the consolidated financial statements.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statements and
Financial Statement Schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Portland, Oregon,
January 25, 1994 (except for the matter
discussed in Note 16, as to which the date
is February 23, 1994)       ARTHUR ANDERSEN & CO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            Portland General
Corporation



February 28, 1994                       By      /s/ Ken L.
Harrison
                                                  Ken L. Harrison

                                            Chairman of the Board
and
                                              Chief Executive
Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                      Chairman of the Board and
 /s/ Ken L. Harrison   Chief Executive Officer       February 28,
1994
     Ken L. Harrison


                      Vice President Finance,
                      Chief Financial Officer,
                      Chief Accounting Officer
 /s/ Joseph M. Hirko       and Treasurer             February 28,
1994
     Joseph M. Hirko


    *Gwyneth Gamble Booth
    *Peter J. Brix
    *Carolyn S. Chambers
     Edward L. Clark, Jr.
    *John W. Creighton, Jr.
    *Ken L. Harrison
    *Jerry E. Hudson        Directors                February 28,
1994
     Calvert Knudsen
    *Warren E. McCain
    *Jerome J. Meyer
    *Randolph L. Miller
    *Richard G. Reiten
    *Robert W. Roth
    *Bruce G. Willison

     *By       /s/ Joseph E. Feltz
         (Joseph E. Feltz, Attorney-in-Fact)


                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        Portland General Electric
Company



February 28, 1994                       By     /s/ Ken L.
Harrison
                                                  Ken L. Harrison

                                           Chairman of the Board
and
                                            Chief Executive
Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                      Chairman of the Board and
 /s/ Ken L. Harrison   Chief Executive Officer     February 28,
1994
     Ken L. Harrison


                       Vice President Finance
                       Chief Financial Officer,
                       Chief Accounting Officer
 /s/ Joseph M. Hirko       and Treasurer          February 28,
1994
     Joseph M. Hirko


    *Gwyneth Gamble Booth
    *Peter J. Brix
    *Carolyn S. Chambers
     Edward L. Clark, Jr.
    *John W. Creighton, Jr.
    *Ken L. Harrison
    *Jerry E. Hudson       Directors
February   , 1994
     Calvert Knudsen
    *Warren E. McCain
    *Jerome J. Meyer
    *Randolph L. Miller
    *Robert W. Roth
    *Bruce G. Willison

     *By          /s/ Joseph E. Feltz
            (Joseph E. Feltz, Attorney-in-Fact)

Note: Although the Exhibits furnished to the Securities and Exchange
Commission with the Form 10-K have been omitted herein, they will be supplied upon written request and payment of a reasonable fee for reproduction costs. Requests should be sent to:


    Joseph M. Hirko
    Vice President Finance,
    Chief Financial Officer,
    Chief Accounting Officer
    and Treasurer

    Portland General Corporation
    121 SW Salmon Street
    Portland, OR 97204


PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Number               Exhibit                                PGC
PGE

(3) * Restated Articles of Incorporation of Portland General
Corporation [Pre-effective Amendment No. 1 to Form S-4,
Registration No. 33-1987, dated December 31, 1985,
Exhibit (B)].                                                 X

   * Certificate of Amendment, dated July 2, 1987, to the
Articles of Incorporation limiting the personal
liability of directors of Portland General Corporation
[Form 10-K for the fiscal year ended December 31, 1987,
Exhibit (3)].                                                 X

   * Copy of Articles of Incorporation of Portland General
Electric Company [Registration No. 2-85001, Exhibit (4)].
X

   * Certificate of Amendment, dated July 2, 1987, to the
Articles of Incorporation limiting the personal liability of directors of Portland General Electric
Company [Form 10-K for the fiscal year ended
December 31, 1987, Exhibit (3)].
 X

   *Form of Articles of Amendment of the New Preferred
Stock of Portland General Electric Company
[Registration No. 33-21257, Exhibit (4)].
 X

   * Bylaws of Portland General Corporation as amended on
February 5, 1991 [Form 10-K for the fiscal year
ended December 31, 1990, Exhibit (10)].                      X

   * Bylaws of Portland General Electric Company as amended on October 1, 1991 [Form 10-K for the fiscal
 X
year ended December 31, 1991, Exhibit (3)].

(4) *Portland General Electric Company Indenture of Mortgage
and Deed of Trust dated July 1, 1945;
Ninth Supplemental Indenture dated June 1, 1960;
Tenth Supplemental Indenture dated November 1, 1961;
Eleventh Supplemental Indenture dated February 1, 1963;
Twelfth Supplemental Indenture dated June 1, 1963;
Thirteenth Supplemental Indenture dated April 1, 1964;
Fourteenth Supplemental Indenture dated March 1, 1965
(Form 8, Amendment No. 1, dated June 14, 1965).               X
  X

    * Fifteenth Supplemental Indenture, dated June 1, 1966; Sixteenth Supplemental Indenture, dated October 1, 1967; Eighteenth Supplemental Indenture, dated November 1, 1970; Nineteenth Supplemental Indenture, dated November 1, 1971; Twentieth Supplemental Indenture, dated November 1, 1972; Twenty-First Supplemental Indenture, dated April 1, 1973; Twenty-Second Supplemental Indenture, dated October 1, 1973; Twenty-Seventh Supplemental Indenture, dated April 1, 1976;
       69PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Number                     Exhibit                       PGC
PGE

Twenty-Ninth Supplemental Indenture, dated June 1, 1977
(Registration No. 2-61199, Exhibit 2.d-1).                X
X

  * Thirtieth Supplemental Indenture, dated October 1,
1978; Thirty-First Supplemental Indenture, dated
November 1, 1978 (Registration No. 2-63516,
Exhibit 2.d-3).                                            X
X

  * Thirty-Eighth Supplemental Indenture dated June 1,
1985 [Form 10-Q for the quarter ended June 30, 1985,
Exhibit (4)].                                              X
X

  * Thirty-Ninth Supplemental Indenture, dated March 1,
1986 [Form 10-K for the fiscal year ended December 31,
1985, Exhibit (4)].                                        X
X

  * Fortieth Supplemental Indenture, dated October 1,
1990 [Form 10-K for the fiscal year ended December 31,
1990, Exhibit (4)].                                        X
X

  * Forty-First Supplemental Indenture dated December 31,
1991 [Form 10-K for the fiscal year ended December 31,     X
X
1991, Exhibit (4)].

  *Forty-Second Supplemental Indenture dated April 1, 1993
[Form 10-Q for the quarter ended March 31,1993,
Exhibit (4)].                                               X
X

  * Forty-Third Supplemental Indenture dated July 1, 1993
[Form 10-Q for the quarter ended September 30, 1993,
Exhibit (4)].                                                X
X

Other instruments which define the rights of holders of long-term debt not required to be filed herein will be furnished upon written request.

(10) *Residential Purchase and Sale Agreement with the
Bonneville Power Administration [Form 10-K for the
fiscal year ended December 31, 1981, Exhibit (10)].         X
X

   *Power Sales Contract and Amendatory Agreement Nos. 1 and
2 with Bonneville Power Administration [Form 10-K for
the fiscal year ended December 31, 1982, Exhibit (10)].     X
X

The following exhibits were filed in conjunction with the 1985 Boardman/Intertie Sale:

   *Long-term Power Sale Agreement, dated November 5, 1985
[Form 10-K for the fiscal year ended December 31, 1985,
Exhibit (10)].                                               X
X

   *Long-term Transmission Service Agreement, dated
November 5, 1985 [Form 10-K for the fiscal year
ended December 31, 1985, Exhibit (10)].                      X
X
       70PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Number                  Exhibit                             PGC
PGE

   * Participation Agreement, dated December 30, 1985
[Form 10-K for the fiscal year ended December 31,
1985, Exhibit (10)].                                        X
X

   * Lease Agreement, dated December 30, 1985 [Form 10-K
for the fiscal year ended December 31, 1985,
Exhibit (10)].                                              X
X

   * PGE-Lessee Agreement, dated December 30, 1985
[Form 10-K for the fiscal year ended December 31,
1985, Exhibit (10)].                                        X
X

   * Asset Sales Agreement, dated December 30, 1985
[Form 10-K for the fiscal year ended December 31,
1985, Exhibit (10)].                                        X
X

  * Bargain and Sale Deed, Bill of Sale and Grant of
Easements and Licenses, dated December 30, 1985
[Form 10-K for the fiscal year ended December 31,
1985, Exhibit (10)].                                        X
X

  * Supplemental Bill of Sale, dated December 30, 1985
[Form 10-K for the fiscal year ended December 31,
1985, Exhibit (10)].                                        X
X

  * Trust Agreement, dated December 30, 1985 [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)] X
X

  * Tax Indemnification Agreement, dated December 30, 1985
[Form 10-K for the fiscal year ended December 31, 1985,
Exhibit (10)].                                               X
 X

  * Trust Indenture, Mortgage and Security Agreement, dated
December 30, 1985 [Form 10-K for the fiscal year ended
December 31, 1985, Exhibit (10)].                            X
 X

  * Restated and Amended Trust Indenture, Mortgage and
Security Agreement, dated February 27, 1986 [Form 10-K
for the fiscal year ended December 31, 1985, Exhibit (10)].   X
 X

       71PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Number                    Exhibit                            PGC
PGE

  *Portland General Corporation Outside Directors'
Deferred Compensation Plan, 1990 Restatement
dated November 1, 1990 [Form 10-K for the fiscal
year ended December 31, 1990, Exhibit (10)].                  X
 X

  * Portland General Corporation Retirement Plan for
Outside Directors, 1990 Restatement dated July 10, 1990
[Form 10-K for the fiscal year ended December 31, 1990,
Exhibit (10)].                                                X
 X

  * Portland General Electric Company Outside Directors'
Life Insurance Benefit Plan 1988 Restatement [Form 10-K
for the fiscal year ended December 31, 1988, Exhibit (10)].   X
 X

  * Portland General Electric Company Outside Directors Life
Insurance Benefit Plan, Amendment No. 1 dated October 3,
1989 [Form 10-K for the fiscal year ended December 31,
1989, Exhibit (10)].                                          X
 X

  * Portland General Corporation Outside Directors Life
Insurance Benefit Plan, Amendment No. 2 dated
December 3, 1989 [Form 10-K for the fiscal year ended
December 31, 1989, Exhibit (10)].                            X
X

  * Portland General Corporation Outside Directors' Stock
Compensation Plan, Amended and Restated December 6,
1989 [Form 10-K for the fiscal year ended December 31, X
1991, Exhibit (10)].

  * Special Board Assignment for Robert W. Roth, dated
May 1, 1992.  [Form 10-K for the fiscal year ended
December 31, 1992, Exhibit (10)]                             X
X

(24) Portland General Corporation Consent of Independent
Public Accountants (filed herewith).                         X

Portland General Electric Company Consent of Independent
Public Accountants (filed herewith).
 X

(25) Portland General Corporation Power of Attorney
(filed herewith).                                            X

Portland General Electric Company Power of Attorney
(filed herewith).
 X

(28) Form 11-K relating to Employee Stock Purchase Plan of
Portland General Corporation (filed herewith).               X


       72PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Number                    Exhibit                            PGC
PGE

       Executive Compensation Plans and Arrangements

(10) * Portland General Corporation Management Deferred
Compensation Plan, 1990 Restatement dated November 1,
1990 [Form 10-K for the fiscal year ended December 31,
1990, Exhibit (10)].                                         X
 X

    * Portland General Corporation Management Deferred
Compensation Plan, Amendment No. 1 dated December 16,
1991 [Form 10-K for the fiscal year ended December 31,       X
 X
1991, Exhibit (10)].

    *Portland General Electric Company Senior Officers'
Life Insurance Benefit Plan 1988 Restatement [Form 10-K
for the fiscal year ended December 31, 1988, Exhibit (10)].   X
 X

    * Portland General Electric Company Senior Officers'
Life Insurance Benefit Plan, Amendment No. 1 dated
October 3, 1989 [Form 10-K for the fiscal year ended
December 31, 1989, Exhibit (10)].                             X
 X

    * Portland General Corporation Senior Officers Life
Insurance Benefit Plan, Amendment No. 2 dated
December 3, 1989 [Form 10-K for the fiscal year ended
December 31, 1989, Exhibit (10)].                             X
 X

     * Portland General Corporation Annual Incentive Master Plan
[Form 10-K for the fiscal year ended December 31, 1987,
Exhibit (10)].                                                X

    * Portland General Corporation Annual Incentive Master Plan,
Amendments No. 1 and No. 2 dated March 5, 1990 [Form
10-K for the fiscal year ended December 31, 1989, Exhibit
(10)].                                                         X

   * Portland General Electric Company Annual Incentive Master
Plan [Form 10-K for the fiscal year ended December 31, 1987,
Exhibit (10)].
   X

   * Portland General Electric Company Annual Incentive Master
Plan, Amendments No. 1 and No. 2 dated March 5, 1990
[Form 10-K for the fiscal year ended December 31, 1989, Exhibit (10)].
   X

   * Portland General Corporation 1990 Long-term Incentive
Master Plan [Form 10-K for the fiscal year ended
December 31, 1990, Exhibit (10)].                               X
   X

   * Portland General Corporation Supplemental Executive
Retirement Plan, 1990 Restatement dated July 10, 1990
[Form 10-K for the fiscal year ended December 31, 1990,
Exhibit (10)].                                                  X
   X
       73PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Number                 Exhibit
PGC   PGE

(10)  * Portland General Corporation Supplemental Executive
Cont.Retirement Plan, Amendment No. 1 dated January 1, 1991,
[Form 10-K for the fiscal year ended December 31, 1991,         X
   X
Exhibit (10)].

      * Change in Control Severance Agreement, dated October 11,
1989 [Form 10-K for the fiscal year ended December 31,
1989, Exhibit (10)].                                            X
    X

     * Employment Contract for James E. Cross, dated April 17,
1990. [Form 10-K for the fiscal year ended December 31, 1992, Exhibit (10)].
    X

     * Salary Continuation Agreement for James E. Cross, dated
December 21, 1992.  [Form 10-K for the fiscal year ended
December 31, 1992, Exhibit (10)].
    X

    * Enhanced Benefit Under Supplemental Executive Retirement
Plan for James E. Cross, dated August 4, 1992. [Form 10-K for the fiscal year ended December 31, 1992, Exhibit (10)].
X

Portland General Corporation Amended and Restated 1990
Long-Term Incentive Master Plan, amended July 1993 (filed herewith).
X

Portland General Corporation 1990 Long-Term Incentive
Master Plan, Amendment No. 1 dated February 8, 1994 (filed herewith).
X





* Incorporated by reference as indicated.

APPENDIX






PORTLAND GENERAL ELECTRIC COMPANY








TABLE OF CONTENTS

                                                       Page

PART II

        Item 8.    Financial Statements and Notes ...... 77

                   Management's Statement of Responsibility

PGE's  management is responsible for the preparation  and
presentation  of
the consolidated  financial   statements  in this   report.
Management  is
also responsible   for   the  integrity   and objectivity of the
statements.
Generally accepted accounting principles have been used to
prepare the
statements, and  in  certain cases informed estimates  have been used that
are  based  on   the  best  judgment  of management.

Management has established, and maintains,   a    system   of
internal
accounting   controls.     The  controls provide reasonable
assurance that
assets are  safeguarded,  transactions  receive appropriate
authorization, and
financial records   are   reliable.     Accounting controls   are

 supported
by   written policies  and procedures,  an operations planning
and budget
process  designed to achieve   corporate    objectives,   and
internal audits
of operating activities.

PGE's  Board  of  Directors  includes an Audit  Committee
composed  entirely
of outside  directors.    It  reviews  with management,
internal    auditors
and independent auditors, the adequacy of internal controls, financial reporting, and other audit matters.

Arthur   Andersen   &   Co.   is   PGE's independent public
accountant.    As
a part  of  its  annual  audit,   internal accounting  controls
are  selected
for review in order to determine the nature, timing and extent of audit tests
to  be performed.   All  of  the  corporation's financial
records and related
data are made available to Arthur  Andersen & Co. Management has also
endeavored to ensure that   all  representations   to  Arthur
Andersen    &
Co.   were   valid   and appropriate.

Joseph M. Hirko
Vice President Finance,
Chief Financial Officer,
Chief Accounting Officer
and Treasurer

Report of Independent Public Accountants

To the Board of Directors and Shareholder of Portland General Electric Company:

We   have   audited   the   accompanying consolidated    balance

 sheets
and statements of capitalization of Portland General     Electric

   Company
and subsidiaries as of December 31, 1993 and 1992,   and  the
related
consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993.

 These
financial  statements are the  responsibility   of  the
Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted  our  audits in  accordance with    generally
accepted
auditing standards.  Those standards require that we  plan and perform the
audit to obtain reasonable  assurance about  whether the
financial   statements

 are   free   of material   misstatement.      An   audit
includes  examining,
on a  test  basis, evidence  supporting   the  amounts  and
disclosures in the
financial statements. An  audit  also  includes  assessing the accounting
principles     used    and significant     estimates    made
by management,

as well  as evaluating  the overall        financial
statement
presentation.    We  believe  that   our audits  provide  a
reasonable  basis
for our opinion.

As more fully discussed in Note 6 to the consolidated financial statements, the realization of assets related to the abandoned Trojan Nuclear Plant in the amount of $722 million is dependent upon the ratemaking treatment as determined by the Public Utility Commission of Oregon.

In our opinion, the financial statements referred to above
present fairly, in
all material    respects,   the    financial position  of
Portland General
Electric Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the  three
years  in  the period  ended  December   31,  1993   in
conformity   with
generally   accepted accounting principles.

As more fully discussed in Note 5A to the consolidated financial statements, effective January 1, 1993, the Company changed its method of
accounting  for income taxes.

Portland, Oregon,
January 25, 1994 (except with respect to
the matter discussed in Note 16, as to
which the date is February 23, 1994)         ARTHUR ANDERSEN & CO.

Item 8.  Financial Statements and Supplementary Data


        Portland General Electric Company and Subsidiaries
                Consolidated Statements of Income

For the Years Ended December 31                           1993

  1992       1991


(Thousands of Dollars)


Operating Revenues
$944,531   $880,098   $885,578

Operating Expenses
 Purchased power and fuel
311,713    222,127    226,312
 Production and distribution
73,576     93,677     96,174
 Maintenance and repairs
55,320     70,476     91,272
 Administrative and other
98,408    107,657    115,443
 Depreciation, decommissioning and amortization
121,898     98,039    111,539
 Taxes other than income taxes
55,676     54,945     58,337
 Income taxes
71,490     73,140     47,244

788,081    720,061    746,321

Net Operating Income
156,450    160,037    139,257

Other Income (Deductions)
 Allowance  for equity funds used during construction
- -        311        617
 Other
11,771      7,717      9,099
 Income taxes
(4,002)     2,511       (991)

7,769     10,539      8,725

Interest Charges
 Interest on long-term debt and other
61,817     64,718     73,359
 Interest on short-term borrowings
3,443      2,754      1,979
 Allowance for borrowed funds used during construction
(785)    (2,458)    (1,431)

64,475     65,014     73,907


Net Income
99,744    105,562     74,075

Preferred Dividend Requirement
12,046     12,636     12,913
Income Available for Common Stock                         $
87,698   $ 92,926   $ 61,162



        Portland General Electric Company and Subsidiaries
            Consolidated Statements of Retained Earnings


For the Years Ended December 31                           1993

  1992       1991

(Thousands of Dollars)


Balance at Beginning of Year
$165,949   $146,198   $146,610
Net Income
99,744    105,562     74,075
ESOP Tax Benefit & Preferred Stock
 Premium @ Redemption
(1,524)    (2,505)       992

264,169    249,255    221,677

Dividends Declared
 Common stock
72,826     70,670     62,566
 Preferred stock
12,046     12,636     12,913

84,872     83,306     75,479
Balance at End of Year
$179,297   $165,949   $146,198

        The accompanying notes are an integral part of these consolidated statements.

                     Portland General Electric Company and
Subsidiaries
                             Consolidated Balance Sheets

At December 31                                               1993

        1992

(Thousands of Dollars)

                                                Assets
Electric Utility Plant - Original Cost
 Utility plant (includes Construction Work
  in Progress of $46,679 and $12,308)
$2,370,460    $2,260,935
 Accumulated depreciation
(894,284)     (825,365)

1,476,176     1,435,570
 Capital leases - less amortization of $23,626 and $21,471
13,693        15,847

1,489,869     1,451,417

Other Property and Investments
 Conservation loans
12,018        14,061
 Trojan decommissioning trust, at market value
48,861        32,945
 Other investments
65,696        57,673

126,575       104,679
Current Assets
 Cash and cash equivalents
2,099         3,414
 Accounts and notes receivable
85,169        81,999
 Unbilled and accrued revenues
133,476        69,151
 Inventories, at average cost
46,534        61,550
 Prepayments and other
20,646        32,997

287,924       249,111
Deferred Charges
 Unamortized regulatory assets
   Trojan abandonment - Plant
366,712       399,255
   Trojan abandonment - Decommissioning
355,718       339,514
   Trojan - other
66,387        94,759
   Income taxes recoverable
228,233             -
   Debt reacquisition costs
34,941        22,634
   Energy efficiency programs
39,480        23,989
   Other
33,857        37,445
 WNP-3 settlement exchange agreement
178,003       182,492
 Miscellaneous
18,975        15,685

1,322,306     1,115,773

$3,226,674    $2,920,980


                                 Capitalization and Liabilities
Capitalization
 Common stock equity                                         $
747,197    $  726,076
 Cumulative preferred stock
   Subject to mandatory redemption
70,000        81,800
   Not subject to mandatory redemption
69,704        69,704
 Long-term debt
802,994       806,138

1,689,895     1,683,718

Current Liabilities
 Long-term debt and preferred stock due within one year
41,614       34,500
 Short-term borrowings
129,920       100,065
 Accounts payable and other accruals
111,647       117,850
 Accrued interest
17,139        23,416
 Dividends payable
21,486        21,566
 Accrued taxes
27,395        41,503

349,201       338,900
Other
 Deferred income taxes
534,194       242,619
 Deferred investment tax credits
60,706        64,781
 Regulatory reserves
120,410       121,914
 Trojan decommissioning reserve and misc. closure costs
407,610       411,404
 Miscellaneous
64,658        57,644

1,187,578       898,362

$3,226,674    $2,920,980

The accompanying notes are an integral part of these consolidated balance sheets.

                     Portland General Electric Company and
Subsidiaries
                         Consolidated Statements of
Capitalization

At December 31                                               1993

           1992

(Thousands of Dollars)

Common Stock Equity
  Common stock, $3.75 par value per
   share, 100,000,000 shares authorized,
   40,458,877 shares outstanding                             $
151,721       $  151,721
  Other paid-in capital - net
433,978          431,673
  Unearned compensation
(17,799)         (23,267)
  Retained earnings
179,297          165,949

747,197  44.2%   726,076  43.1%

Cumulative Preferred Stock
  Subject to mandatory redemption
   No par value, 30,000,000 shares authorized
     7.75% Series, 300,000 shares outstanding
30,000           30,000
   $100 par value, 2,500,000 shares authorized
     8.875% Series, 0 and 36,000 shares outstanding

   -            3,600
      Current sinking fund

   -           (1,800)
     8.10% Series, 500,000 shares outstanding
50,000           50,000
      Current sinking fund
(10,000)               -

70,000    4.2    81,800   4.9

Not subject to mandatory redemption
     7.95% Series, 298,045 shares outstanding
29,804           29,804
     7.88% Series, 199,575 shares outstanding
19,958           19,958
     8.20% Series, 199,420 shares outstanding
19,942           19,942

69,704    4.1    69,704    4.1
Long-Term Debt
  First mortgage bonds
   Maturing 1993 through 1997
     4-5/8% Series due February 1, 1993

   -            7,851
     4-3/4% Series due June 1, 1993

   -            9,720
     4-3/4% Series due April 1, 1994
8,119            8,344
     4.70% Series due March 1, 1995
3,220            3,395
     5-7/8% Series due June 1, 1996
5,366            5,516
     6.60% Series due October 1, 1997
15,363           15,663
     Medium-term notes, 6.60%-9.27%
136,000          148,550
   Maturing 1998 through 2002, 5.65%-8.88%
140,625           98,615
   Maturing 2003 through 2007, 6.47%-9.07%
131,658          145,473
   Maturing 2016 through 2023, 7.75%-9-5/8%
195,000          145,000
  Pollution control bonds
   Port of Morrow, Oregon, variable rate
     (Average 2.3% for 1993), due 2013
23,600           23,600
   City of Forsyth, Montana, variable rate
     (Average 2.4% for 1993), due 2013
     through 2016
118,800          118,800
     Amount held by trustee
(8,537)          (8,498)
   Port of St. Helens, Oregon, due 2010 and 2014
     (Average variable 2.2%-2.4% for 1993)
51,600           51,600
  10% Debentures due March 1, 2018

   -           50,000
  Capital lease obligations
13,693           15,847
  Other

 101             (638)

834,608          838,838
  Long-term debt due within one year
(31,614)         (32,700)

802,994   47.5   806,138   47.9

  Total capitalization
$1,689,895 100.0% $1,683,718 100.0%

The accompanying notes are an integral part of these consolidated statements.

                     Portland General Electric Company and
Subsidiaries
                         Consolidated Statements of Cash Flow

For the Years Ended December 31                         1993

 1992        1991
                                                     (Thousands
of Dollars)

Cash Provided by Operations:
 Net income                                             $  99,744

 $ 105,562   $  74,075
 Noncash items included in net income:
   Depreciation, decommissioning and amortization          92,336

   109,749     114,103
   Amortization of WNP-3 exchange agreement                 4,489

     5,658       6,231
   Amortization of deferred charges - Trojan               31,419

     1,609         577
   Amortization of deferred charges - other                 5,087

     7,080       9,208
   Deferred income taxes - net                             60,721

     4,252       7,628
   Other noncash revenues                                       -

      (311)       (617)
  Changes in working capital:
  Increase in receivables
(67,431)     (9,588)     (4,826)
  (Increase) Decrease in inventories                       15,017

    (4,181)        751
  Increase (Decrease) in payables
(26,588)     (2,084)     22,314
  Other working capital items - net                        10,600

     7,328      (2,399)
 Deferred charges - other
(3,808)    (13,198)     (6,319)
 Miscellaneous - net                                       14,231

    20,435      13,388
                                                          235,817

   232,311     234,114

Investing Activities:
 Utility construction
(125,787)   (143,561)   (138,905)
 Energy efficiency programs
(18,149)    (10,365)     (8,610)
 Trojan decommissioning trust
(11,220)    (11,220)    (19,272)
 Other investments
(8,294)     (8,602)     (7,915)

(163,450)   (173,748)   (174,702)

Financing Activities:
 Short-term debt - net                                     29,855

    27,939      17,451
 Long-term debt issued                                    252,000

   123,000     104,000
 Long-term debt retired
(266,986)   (123,902)   (111,004)
 Preferred stock issued                                         -

    30,000           -
 Preferred stock retired
(3,600)    (31,225)     (1,800)
 Dividends paid
(84,951)    (82,293)    (71,233)

(73,682)    (56,481)    (62,586)
Increase (Decrease) in Cash and
 Cash Equivalents
(1,315)      2,082      (3,174)
Cash and Cash Equivalents at the Beginning
 of Year                                                    3,414

     1,332       4,506
Cash and Cash Equivalents at the End
 of Year                                                $   2,099

 $   3,414   $   1,332

Supplemental disclosures of cash flow information
 Cash paid during the year:
  Interest                                              $  68,232

 $  64,452   $  68,931
  Income taxes                                             17,242

    61,915      47,652

The accompanying notes are an integral part of these consolidated statements.

                                        PAGE> 80

                     Portland General Electric Company and
Subsidiaries
                            Notes to Financial Statements

Certain information, necessary for a sufficient understanding of PGE's financial condition and results of operations, is substantially the same as that disclosed by Portland General in this report. Therefore, the following
PGE information is incorporated  by reference to Portland
General's  financial
information on the following page numbers.



Page

Notes to Financial Statements
    Note 1A.  Summary of Significant Accounting Policies

15
    Note 4A.  Employee Benefits

18
    Note 6A.  Trojan Nuclear Plant

22
    Note 7A.  Preferred Stock

25
    Note 10A. Commitments

27
    Note 11A. WNP-3 Settlement Exchange Agreement

29
    Note 12A. Jointly-Owned Plant

30
    Note 13A. Regulatory Matters

30
    Note 14A. Legal Matters

31

Management's Discussion and Analysis of Financial
Condition and Results of Operations



Note 5A

Income Taxes


The following table shows the detail of taxes on income and the items used in computing the differences between the statutory federal income tax rate and
Portland General Electric Company's (PGE)  effective tax rate.
(thousands  of
dollars)



                                           1993      1992
1991
 Income Tax Expense
   Currently payable                       $ 14,086  $ 59,804
$ 39,345
   Deferred income taxes
     Accelerated depreciation                 5,039     5,987

 9,167
     WNP-3 amortization                        (560)   (2,190)

(2,570)
     Energy efficiency programs               7,449     3,246

 2,859
     USDOE nuclear fuel assessment            6,155        -

   -
     AMAX coal contract                      (1,170)   (1,227)

(1,050)
     Replacement power costs                 26,785      (246)

 5,084
     Trojan operating costs                  17,565     7,402 ,

 4,080
     Repurchase debt                          4,952     1,019

  (850)
     Excess deferred taxes                   (3,494)   (1,888)

(1,557)
     Interim rate relief refund                   -     6,573

 1,036
     Other                                    2,760    (1,092)

(3,160)
    Investment tax credit adjustments        (4,075)   (6,759)

(4,149)

                                           $ 75,492  $ 70,629
$ 48,235

 Provision Allocated to:
  Operations                               $ 71,490  $ 73,140
$ 47,244
  Other income and deductions                 4,002    (2,511)

   991
                                           $ 75,492  $ 70,629
$ 48,235
 Effective Tax Rate Computation
  Computed tax based on statutory
  federal income tax rates applied
  to income before income taxes            $ 61,333  $ 59,905
$ 41,430

 Increases (Decreases) resulting from:
  Accelerated depreciation                    9,207     9,462

 7,763
  State and local taxes - net                 9,783    10,568

 4,984
  Investment tax credits                     (4,075)   (6,759)

(4,149)
  USDOE nuclear fuel assessment               5,050         -

     -
  Excess deferred tax                        (3,419)   (1,816)

(1,483)
  Adjustments to income tax reserves              -    (3,284)

  (507)
  Other                                      (2,387)    2,553

   197

                                           $ 75,492  $ 70,629
$ 48,235

  Effective tax rate                           43.1%      40.1%

  39.6%

Effective  January 1,  1993,  PGE adopted  Statement  of
Financial  Accounting
Standards (SFAS) No. 109, "Accounting for Income Taxes". Prior to SFAS No. 109,
PGE accounted for income taxes in accordance  with Accounting
Principles Board
Opinion No. 11. Prior period financial statements have not been restated. As of December 31, 1993 and 1992, the significant components of PGE's deferred income tax assets and liabilities were as follows:


                                   1993          1992
    Deferred Tax Assets
    Plant-in-service               $   83,602    $  18,608
    Regulatory reserve                 47,718       46,804
    Other                              24,038       22,626
                                      155,358       88,038

    Deferred Tax Liabilities
    Plant-in-service                 (497,476)    (201,596)
    Replacement power costs           (29,574)      (4,838)
    WNP-3 exchange contract           (70,542)     (71,099)
    Other                             (93,711)     (53,124)
                                     (691,303)    (330,657)

    Less current deferred taxes         1,751            -
    Total                          $ (534,194)  $ (242,619)

As a result of implementing SFAS No. 109, PGE has recorded deferred tax assets and liabilities for all temporary differences between the financial statement bases and tax bases of assets and liabilities.

The Omnibus Budget  Reconciliation Act of 1993 resulted in  a federal tax rate
increase from  34% to 35%  effective January 1, 1993.   The tax
rate increase
resulted in additional income tax expense for PGE of $3.6 million.

The IRS completed its examination of  Portland General
Corporation's (Portland
General) tax returns for the years 1985 to 1987 and has issued a statutory notice of tax deficiency which Portland General is contesting.  As
part  of this audit,  the IRS has  proposed to disallow  PGE's
1985 Washington
Public Power  Supply System Unit 3  (WNP-3) abandonment loss deduction on the
premise  that it is a taxable exchange.   PGE disagrees with this
position and
will take appropriate action to defend its deduction. Management believes that it has appropriately provided for probable tax adjustments and is of the opinion that the ultimate disposition of this matter will not have a material adverse impact on the financial condition of PGE.

Note 7A

Common Stock

                                       Common Stock      Other
                                    Number    $3.75 Par  Paid-In

  Unearned
                                   of Shares    Value    Capital

 Compensation


 (Thousands of Dollars)

  December 31, 1990               40,458,877   $151,721  $429,398

 $(35,338)
  Sales of stock                           -          -         -

       -
  Redemption of preferred                  -          -     2,119

       -
    stock
  Repayment of ESOP loan
    and other                               -        -          -

     5,579

  December 31, 1991               40,458,877  151,721    431,517

   (29,759)
  Sales of stock                           -        -          -

        -
  Sale and redemption of
   preferred stock                         -        -        565

        -
  Repayment of ESOP loan
   and other                               -        -       (409)

     6,492

  December 31, 1992               40,458,877  151,721    431,673

   (23,267)
  Sales of stock                           -        -          -

         -
  Redemption of stock                      -        -          -

         -
  Sale and redemption of                   -        -      2,130

         -
   preferred stock
  Repayment of ESOP loan
   and other                               -        -        175

     5,468
  December 31, 1993               40,458,877 $151,721   $433,978

 $ (17,799)

Common Stock

Portland  General  is  the sole  shareholder  of  PGE common
stock.    PGE is
restricted, without  prior Oregon  Public Utility  Commission
(PUC)  approval,
from paying dividends or making other distributions to Portland General to the extent such payment or distribution would reduce PGE's common stock equity capital below 36% of total capitalization. At December 31, 1993, PGE's common stock equity capital was 44% of its total capitalization.

Note 8A

Short-Term Borrowings


PGE  meets  liquidity  needs  through the  issuance  of
commercial  paper and
borrowings from commercial  banks.  At December 31, 1993,  PGE had a committed
facilities of $120 million expiring in  July 1996 and an $80 million expiring
in July 1994. These lines of credit have commitment fees and/or facility  fees
ranging from 0.15  to 0.20 of one percent and do not require compensating cash
balances.   The facilities  are used primarily as  back-up for
both commercial
paper and borrowings from commercial banks under uncommitted lines of credit.
At December 31, 1993, there were no outstanding borrowings under the committed facilities.

PGE has a $200 million commercial paper facility. Unused committed lines of credit must be at least equal to the amount of commercial paper outstanding.
Most of PGE's short-term borrowings are through commercial paper.

Commercial paper and lines of credit borrowing are at rates reflecting current market conditions and generally are substantially below the prime commercial rate.

Short-term borrowings and related interest rates were as follows
(thousands of
dollars):


                                          1993       1992
1991
  As of year end:

  Aggregate short-term debt outstanding
   Bank loans                                    -      $4,001

$15,000
  Commercial paper                        $129,920     96,064

57,126
  Weighted average interest rate
   Bank loans                                    -         4.1%

    6.2%
   Commercial paper                            3.5%        3.9

    5.5
  Unused committed lines of credit        $200,000    $125,000
$125,000

  For the year ended:

  Average daily amounts of short-term
   debt outstanding
   Bank loans                              $5,025     $  2,803
$  2,087
   Commercial paper                       94,983      62,036
 28,892
  Weighted daily average interest rate
   Bank loans                                3.6%         5.5%

   6.0%
   Commercial paper                          3.5         4.2

   6.5
  Maximum amount outstanding             $144,774     $101,028
$ 72,126
   during year


Interest rates exclude the effect of commitment fees, facility fees, and other financing fees.

Note 9A

Long-Term Debt

The Indenture securing PGE's first mortgage bonds constitutes a direct first mortgage lien on substantially all utility property and franchises, other than expressly excepted property.

The following principal amounts of long-term debt become due for redemption through sinking funds and maturities (thousands of dollars):


                1994     1995     1996      1997       1998

Sinking Funds   $ 1,313  $ 1,138  $   988    $   688   $   688
Maturities        31,289  71,356   17,528     56,085    64,745

The sinking funds include  $988,000 a year for 1994 through  1996 and $688,000
for 1997 and 1998, which, in accordance with the terms of the Indenture, PGE may satisfy by pledging available property additions equal to 166-2/3% of the sinking fund requirements.

Note 15A

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents
The  carrying amount  of  cash and  cash
equivalents   approximates  fair   value
because of the short maturity of those instruments.

Other investments
Other  investments   approximate  market
value.

Redeemable preferred stock
The fair value of redeemable preferred stock is based on quoted market prices.

Long-term debt
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to PGE for debt of similar remaining maturities.

The estimated   fair  values   of  financial
instruments are as follows (thousands of dollars):

                                       1993

1992
                              Carrying        Fair
Carrying        Fair
                               Amount        Value         Amount

      Value

 Preferred stock subject to
  mandatory redemption        $ 80,000       $84,815
$83,600       $ 82,686

 Long-term debt                820,814       848,696
823,629         849,876