Form 10-Q
period 1994-03-31
PORTLAND GENERAL ELECTRIC CO /OR/; PORTLAND GENERAL CORP /OR
filed 1994-05-13
CIK 784977, 79636

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q





[X]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                       SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended March 31, 1994

                                                or
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the Transition period from __________ to __________




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



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X .  No    .

The number of shares outstanding of the registrants' common stocks as of April 30, 1994 are:

                 Portland General Corporation              50,155,869
                 Portland General Electric Company         42,758,877
                  (owned by Portland General Corporation)

         Index



                                                                       Page
                                                                      Number


Part I.   Portland General Corporation and Subsidiaries
          Financial Information

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations       3

             Statements of Income                               11

             Statements of Retained Earnings                    11

             Balance Sheets                                     12

             Statements of Capitalization                       13

             Statements of Cash Flow                            14

             Notes to Financial Statements                      15

             Portland General Electric Company and
             Subsidiaries Financial Information                 21

Part II.  Other Information

             Item 1 - Legal Proceedings                         26

             Item 6 - Exhibits and Reports on Form 8-K          27

          Signature Page                                        28

                     Portland General Corporation and Subsidiaries

                   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations





FINANCIAL AND OPERATING OUTLOOK

Utility

General Rate Filing

On November 8, 1993, Portland General Electric Company (PGE or the Company) filed a request with the Oregon Public Utility Commission (PUC) to increase electric prices by an average of 5% beginning January 1, 1995. Commercial and industrial customers' rates would increase, on average, 3.2%. The proposed increase in average annual revenues is $43 million, after the effects of the Bonneville Power Administration (BPA) exchange benefits (under provisions of the Regional Power Act PGE exchanges higher-cost power for lower-cost federal hydroelectric power with BPA and passes the benefits to residential and small farm customers). PGE requested a return on equity of 11.5%, down from the current authorized return of 12.5%. If approved, this would be the Company's first general price increase since 1991.

The general rate filing includes PGE's request for continued recovery of Trojan Nuclear Plant (Trojan) costs including decommissioning, operating expenses, taxes, return of capital invested in the plant and return on the undepreciated investment. PGE's current rates include recovery of these Trojan costs. In May 1994 the PUC issued an order to delay consideration of the Trojan-related issues and cost of capital until August 1994 in order to allow the PUC Staff to retain an expert to consult and advise the PUC regarding Trojan plant operations. Hearings are scheduled for October 1994.

Recovery  of  power   cost  deferrals  is  addressed  in  separate   rate
proceedings, not in the general rate case (see the discussion of Power Cost Recovery below).


Trojan Related Issues

Shutdown  - In early 1993,  PGE ceased commercial operation  of Trojan as
recommended  in PGE's  Least Cost  Plan (LCP).   On June 3,  1993 the PUC
acknowledged PGE's LCP.

Decommissioning   Estimate  -   The   Company   estimates  the   cost  to
decommission Trojan to be $409 million, reflected in nominal dollars (actual
dollars expected to be spent in each year).   This represents a site-specific
decommissioning cost estimate performed for Trojan by an experienced decommissioning engineering firm and assumes that the majority of decommissioning activities will occur between 1998 and 2002, after
construction   of  a   temporary   dry   spent  fuel   storage  facility.
Decommissioning of the temporary dry spent fuel storage facility and final nonradiological site remediation activities will occur in 2018 after PGE completes shipment of spent fuel to a United States Department of Energy (USDOE) facility.

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

The decommissioning cost estimate includes the cost of decommissioning planning, removal and burial of irradiated equipment and facilities as required by the Nuclear Regulatory Commission (NRC); building demolition and nonradiological site remediation; and fuel management costs including licensing, surveillance and transition costs. Transition costs of $75 million are the costs associated with operating and maintaining the spent fuel pool and securing the plant until dismantlement can begin. While most decommissioning costs will utilize funds from PGE's Nuclear Decommissioning Trust (NDT), transition costs will continue to be paid from current operating funds.

PGE plans to submit a formal decommissioning plan to the NRC in mid-1994. Presently, PGE is planning to accelerate the removal of some of Trojan's large components which is expected to result in overall decommissioning
cost savings.   Since  the Company plans  to perform this  work prior  to
receiving NRC approval of its formal decommissioning plan, specific approvals will be required from the NRC and the Energy Facility Siting Council of Oregon. Additionally, the NRC must approve the use of PGE's NDT funds for removal of large components. The Company plans to begin this work in 1994.

Assumptions  used  to  develop   the  site-specific  cost   estimate  for
decommissioning represent the best information PGE has currently. However, the Company is continuing its analysis of various options which could change the timing and scope of decommissioning activities. The Company expects any future changes in estimated decommissioning costs to be incorporated in future revenues to be collected from customers.

Investment Recovery - In its general  rate filing PGE requested continued
recovery  of Trojan  plant costs,  including  decommissioning.   See  the
General Rate Filing discussion above for details regarding the order to delay the schedule for Trojan-related issues.

The analysis performed for the LCP assumed that continued recovery of the Trojan plant investment, including future decommissioning costs, would be granted by the PUC. Regarding the authority of the PUC to grant recovery, the Oregon Department of Justice (Attorney General) issued an opinion that the PUC may allow rate recovery of total plant costs, including operating expenses, taxes, decommissioning costs, return of capital invested in the plant and return on the undepreciated investment. While the Attorney General's opinion does not guarantee recovery of costs associated with the shutdown, it does clarify that under current law the PUC has authority to allow recovery of such costs in rates.

PGE asked the PUC to resolve certain legal and policy questions regarding the statutory framework for future ratemaking proceedings related to the recovery of the Trojan investment and decommissioning costs. On August 9, 1993 the PUC issued a declaratory ruling agreeing with the Attorney General's opinion discussed above. The ruling also stated that the PUC will favorably consider allowing PGE to recover in rates some or all of its return on and return of its undepreciated investment in Trojan, including decommissioning costs, if PGE meets certain conditions. PGE believes that its general rate filing provides evidence that satisfies the conditions established by the PUC. See Legal Proceedings for further discussion of legal challenges to the declaratory ruling.

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


Management believes that the PUC will grant future revenues to cover all, or substantially all, of Trojan plant costs with an appropriate return. However, future recovery of the Trojan plant investment and future decommissioning costs requires PUC approval in a public regulatory process. Although the PUC has allowed PGE to continue, on an interim basis, collection of these costs in the same manner as prescribed in the Company's last general rate proceeding, the PUC has yet to address recovery of costs related to a prematurely retired plant when the decision to close the plant was based upon a least cost planning process. Due to uncertainties inherent in a public process, management cannot predict, with certainty, whether all, or substantially all, of the $361 million Trojan plant investment and $352 million of future decommissioning costs will be recovered. Management believes the ultimate outcome of this public regulatory process will not have a material adverse effect on the financial condition, liquidity or capital resources of Portland General. However, it may have a material impact on the results of operations for a future reporting period.


Power Cost Recovery

In early 1993, the PUC authorized PGE to defer 80% of the incremental power costs incurred from December 4, 1992 through March 31, 1993 to replace Trojan generation. In total, $44 million of accrued revenues were recorded for later collection. In accordance with Oregon law collection is subject to a PUC review of PGE reported earnings, adjusted for the regulatory treatment of unusual and/or nonrecurring items, as well as the determination of an appropriate rate of return on equity for the deferral period. In early 1994, the PUC granted approval for full recovery and PGE began collection in April 1994. Amounts will be collected over a three year period.

In August 1993, the PUC authorized PGE to defer, for later collection, 50% of the incremental replacement power costs incurred from July 1, 1993 through March 31, 1994. The PUC granted the lower deferral rate to reflect expected nuclear operating cost savings. In total, $48 million of revenues were recorded. The amount of revenues PGE will be allowed to collect will be established by the PUC following its review of PGE earnings, as adjusted, and its determination of a rate of return on equity for the July 1, 1993 through March 31, 1994 period. PGE expects to submit its filing to the PUC by July 1994.


Customer Growth and Revenues

During the first quarter of 1994, 3,000 retail customers were added to PGE's service territory. For the twelve-months ended March 31, 1994, over 10,000 retail customers were added. PGE's weather-adjusted retail energy sales for the first quarter of 1994 were 3.2% higher than weather-adjusted retail energy sales during the same period in 1993. The Company expects 1994 load growth to be approximately 2.6%.

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


Seasonality

PGE's retail sales peak in the winter, therefore, first quarter earnings are not necessarily indicative of results to be expected for fiscal year 1994.


Nonutility

Portland  General  Corporation   (Portland
General), Portland General Holdings,  Inc.
(Holdings)  and certain  Portland  General
affiliated individuals have been named  in
a class action suit by investors in Bonneville Pacific Corporation (Bonneville Pacific) and in a suit filed by the bankruptcy trustee for Bonneville Pacific. The class action suit alleges various violations of securities law, fraud and misrepresentation. The suit by the bankruptcy trustee for Bonneville Pacific alleges federal and Utah securities violations, common law fraud, breach of fiduciary duty, tortious interference, negligence, negligent misrepresentation and other actionable wrongs.

Regarding the class action suit, in May 1994 the U.S. District Court for the District of Utah (the Court)
issued an order on the defendants' motion to dismiss. The order dismisses the claims filed by the plaintiffs against Portland General, Holdings and the Portland General affiliated individuals for common law fraud and negligent misrepresentation, primary liability for violations of the federal securities laws and secondary liability for aiding and abetting and conspiracy to violate the federal securities laws. The order permanently dismisses the secondary liability claims. The Court stated that it will consider an amendment to the complaint with regard to the other claims. The Court also held that it would not consider the claims for Utah state securities law violations until certain issues are addressed by the Utah state courts.

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

For background information and further details, see Note 3, Legal Matters, in Notes to Financial Statements.

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

RESULTS OF OPERATIONS

First Quarter 1994 Compared to First Quarter 1993

Portland General earned $39 million, or $0.80 per share, for the first quarter of 1994 compared to $37 million, or $0.77 per share, in 1993.
Lower average variable power costs and declining operating costs resulted in higher earnings in 1994.

Operating revenues rose slightly in 1994 reflecting improved wholesale revenues offset by lower retail revenues. Wholesale revenues rose $9 million due to increased availability of power and opportunities for sales. During 1994 PGE sold more than double the amount of wholesale energy than in 1993.

Retail  revenues  decreased  $8   million.
Despite   3.2%    load   growth,    retail
megawatt-hour  sales  declined 2.8%  as  a
result  of  warmer  weather  in the  first
quarter of 1994.   In 1994, $18 million in
revenues associated with the 50%  deferral
of  replacement  power  costs  (see  Power
Cost   Recovery   in  the   Financial  and
Operating  Outlook  section  above)   were
accrued,  down  from $37  million relating
to  the 80% deferral  in 1993.   The lower
deferral  rate,  coupled with  lower power
costs,  reduced  the  amount of  the power
cost deferral.  Retail revenues  increased
$12  million  due  to   the  effect  of  a
decrease in BPA exchange benefits (resulting from the 1993 BPA rate increase).

Variable power  costs rose $10  million or 11% over 1993.   A decrease in
BPA exchange  benefits resulted  in a  $12 million  increase in  variable
power  costs and  retail revenues  as  discussed  above.   Variable power
costs, excluding the effects of  BPA exchange benefits,  declined despite
the  increase in  total  system send-out.    Generation  at Company-owned
plants was
up   14%  which  enabled  the  Company  to
purchase  less  power.     As  a   result,
purchased   power  expense   declined   $9
million while fuel expense increased $6 million. Overall, average variable power costs fell to 19.6 mills per kilowatt-hour (10 mills = 1 cent) in 1994 from
21.0 mills per kilowatt-hour in 1993.

The   Company   experienced    significant
nuclear  cost  savings.     Due  to  fewer
personnel  at  Trojan,  nuclear  operating
costs   declined   $17  million   in  1994
contributing   to   a   20%   decline   in
operating  expenses  (excluding   variable
power costs  and depreciation).    During the  first quarter  of 1994,
$4 million of these costs were amortized to operating expenses.

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Higher taxable income contributed to the $4 million increase in income tax expense for the quarter.

1994 Compared to 1993 for the Twelve Months Ended March 31

Portland General earned $92 million, or $1.92 per share, for the twelve-months ended March 31, 1994 compared to $100 million, or $2.14 per share, for the 1993 period. Excluding the effects of Trojan steam generator repair costs of $11 million, after tax, which were restored to 1992 calendar earnings (and included in the 1993 twelve-month period), 1993 earnings would have been $89 million.

Operating revenues rose $26 million due to a 4% increase in retail revenues.
This increase was partially offset by a decline in wholesale sales.

Variable   power   costs   increased   $72
million in 1994.   PGE purchased  28% more
power which drove the average variable power cost up from 16.2 mills in 1993 to
19.0 mills in 1994.

A primary  contributor to the 19%  decline
in operating expenses (excluding  variable
power costs and  depreciation) in the 1994
period  was  a  $67  million   decline  in
nuclear operating expenses.

Depreciation, decommissioning and amortization rose 23% as a result of the capitalization of $18 million, before tax, of steam generator repair costs discussed above.

Interest expense fell 3% as the Company took advantage of lower interest rates.

CASH FLOW

Portland General Corporation

Portland General requires cash to pay dividends to its common stockholders, to provide funds to its subsidiaries, to meet debt service obligations and for day to day operations. Sources of cash are dividends from PGE, its principal subsidiary, asset sales and leasing rentals, short- and intermediate-term borrowings and the sale of its common stock.

Portland General received $15.4 million in dividends from PGE during the first quarter of 1994 and $2.2 million in proceeds from the issuance of shares of common stock under its Dividend Reinvestment and Optional Cash Payment Plan.

In  February  1994 Portland  General issued  2,300,000  shares of  common
stock.   Proceeds to Portland  General were $41 million.   These proceeds
were used to purchase 2,300,000 additional shares of PGE common stock.

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Portland General Electric Company

Cash Provided by Operations

Operations are the primary source of cash used for day to day operating needs of PGE and funding of construction activities. PGE also obtains cash from external borrowings, as needed.

A significant portion of cash from operations comes from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash. The increase in cash flow from operations, when comparing first quarter 1994 to first quarter 1993, is primarily due to fewer non-cash revenues (relating to accrued revenues for replacement power costs) in the 1994 quarter.

Future cash requirements may be affected by the ultimate outcome of the IRS audit of PGE's 1985 WNP-3 abandonment loss deduction. The IRS has issued a statutory notice of tax deficiency, which Portland General is contesting, related to its examination of Portland General's 1985 tax return. See Note 4, Income Taxes, for further information.

PGE has been named a "potentially responsible party" (PRP) of PCB contaminants at various environmental cleanup sites. The total cost of cleanup is estimated at $27 million, of which the Company's share is approximately $3 million. PGE has made an assessment of the other involved PRP's and is satisfied that they can meet their share of the obligation. Should the eventual outcome of these environmental matters result in additional cash requirements, PGE expects internally generated cash flows or external borrowings to be sufficient to fund such obligations.

Investing Activities

PGE invests in facilities for generation, transmission and distribution of electric energy and for energy efficiency improvements. Estimated capital expenditures for 1994 are expected to be $265 million.
Approximately $54 million has been expended for capital projects, including energy efficiency, through March 31, 1994.

PGE continues to fund an external trust for the future costs of Trojan decommissioning. Funding began in March 1991. Currently PGE funds $11 million each year. As of March 31, 1994 the fund had a current market value of $50 million which was invested in investment-grade tax-exempt bonds. Upon approval from the NRC these funds will become available to PGE for use in the removal of some of Trojan's large components in addition to other future decommissioning activities.

Financing Activities

First quarter 1994 financing activities include the February issuance of 2,300,000 shares of $3.75 par value common stock to Portland General (see Portland General cash flow discussion above). Proceeds to PGE were $41 million which were used for its construction program.

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

The issuance of additional preferred stock and First Mortgage Bonds requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of March 31, 1994 PGE could issue $475 million of preferred stock and $410 million of additional First Mortgage Bonds.

Graph Descriptions

Page 5
Quarterly Increase in Residential Customers
           Increase in
Qtr Year   Residential Customers
4Q  1991   3,876
1Q  1992   2,374
2Q  1992   1,839
3Q  1992   2,300
4Q  1992   2,927
1Q  1993   2,025
2Q  1993   1,803
3Q  1993   3,688
4Q  1993   1,783
1Q  1994   2,986

Page 7
Gross Margin
12 Months Ending March 31

                          Mills/kWh
                       1992    1993   1994
Net Variable Power       7       9     13
Retail Revenues         49      50     52
(Net variable power costs are variable power less wholesale revenues)


Page 7
Operating Expenses
12 Months Ending March 31

                        Millions of Dollars
                       1992    1993   1994
Operating Costs         368     332    270
Variable Power          239     250    322
Depreciation            116      99    122


Page 8
PGE Electricity Sales
12 Months Ending March 31

                           Billions of kWhs
                        1992    1993    1994
Residential              6.3     6.7     6.6
Commercial               5.7     6.0     6.0
Industrial               3.5     3.7     3.8
Wholesale                3.8     2.1     2.0








                                    Portland General Corporation and Subsidiaries
                                       Consolidated Statements of Income for the
                            Three Months and Twelve Months Ended March 31, 1994 and 1993
                                                   (Unaudited)


                                                 Three Months Ended           Twelve Months Ended
                                                      March 31                      March 31
                                                  1994         1993           1994            1993
                                                                 (Thousands of Dollars)
OPERATING REVENUES                                $278,014      $276,832       $948,011        $922,483
OPERATING EXPENSES
 Purchased power and fuel                         100,970        90,808        321,875         249,579
 Production and distribution                       15,406        20,591         68,391          91,996
 Maintenance and repairs                            9,159        15,118         49,361          73,615
 Administrative and other                          22,432        24,571         98,182         109,821
 Depreciation, decommissioning and
  amortization                                     30,849        30,744        122,323          99,562
 Taxes other than income taxes                     14,294        16,125         53,899          56,394
                                                  193,110       197,957        714,031         680,967
OPERATING INCOME BEFORE
 INCOME TAXES                                       84,904        78,875        233,980         241,516

INCOME TAXES                                        27,788        23,688         71,620          69,623
NET OPERATING INCOME                                57,116        55,187        162,360         171,893

OTHER INCOME (DEDUCTIONS)
 Interest expense                                 (17,051)      (17,740)       (70,113)        (72,350)
 Allowance for funds used
  during construction                                 464           173          1,076           2,456
 Preferred dividend requirement - PGE              (2,988)       (3,068)       (11,966)        (12,487)
 Other - net of income taxes                        1,624         2,004         10,370          10,259
NET INCOME                                        $ 39,165      $ 36,556       $ 91,727        $ 99,771

COMMON STOCK
 Average shares outstanding                    48,670,211    47,243,743     47,749,975      47,030,077
 Earnings per average share                         $0.80         $0.77          $1.92          $ 2.14*
 Dividends declared per share                       $ .30         $ .30          $1.20          $ 1.20


         * includes $.02 for tax benefits from ESOP dividends

                                       Consolidated Statements of Retained Earnings for the
                                  Three Months and Twelve Months Ended March 31, 1994 and 1993
                                                        (Unaudited)

                                                  Three Months Ended           Twelve Months Ended
                                                      March 31                      March 31
                                                  1994          1993           1994            1993
                                                             (Thousands of Dollars)

BALANCE AT BEGINNING OF PERIOD                    $ 81,159      $ 50,481       $ 72,481        $ 32,236
NET INCOME                                          39,165        36,556         91,727          99,771
ESOP TAX BENEFIT & AMORTIZATION OF
 PREFERRED STOCK PREMIUM                             (370)         (379)        (1,515)         (3,079)
                                                  119,954        86,658        162,693         128,928
DIVIDENDS DECLARED ON
 COMMON STOCK                                      15,015        14,177         57,754          56,447
BALANCE AT END OF PERIOD                          $104,939      $ 72,481       $104,939        $ 72,481

[FN]
The accompanying notes are an integral part of these consolidated statements.

                                           Portland General Corporation and Subsidiaries
                                  Consolidated Balance Sheets as of March 31, 1994 and December 31, 1993


                                                                    (Unaudited)
                                                                       March 31           December 31
                                                                         1994                 1993
                                                                          (Thousands of Dollars)
                            ASSETS
ELECTRIC UTILITY PLANT -ORIGINAL COST
 Utility plant (includes Construction Work
  in Progress of  $75,781  and $46,679 )                              $ 2,417,646          $ 2,370,460
 Accumulated depreciation and decommissioning                            (914,245)            (894,284)
                                                                        1,503,401            1,476,176
 Capital leases - less amortization of $24,168 and $23,626                 13,150               13,693
                                                                        1,516,551            1,489,869
OTHER PROPERTY AND INVESTMENTS
 Leveraged leases                                                         155,380              155,618
 Net assets of discontinued real estate operations                         30,767               31,378
Trojan decommissioning trust, at market value                              49,852               48,861
 Other investments                                                        102,164              102,164
                                                                          338,163              338,021
CURRENT ASSETS
 Cash and cash equivalents                                                  6,586                3,202
 Accounts and notes receivable                                             93,216               91,641
 Unbilled and accrued revenues                                            149,991              133,476
 Inventories, at average cost                                              45,417               46,534
Prepayments and other                                                      28,238               22,128
                                                                          323,448              296,981
DEFERRED CHARGES
 Unamortized regulatory assets
  Trojan abandonment - Plant                                              361,031              366,712
  Trojan abandonment - Decommissioning                                    352,237              355,718
  Trojan other                                                             66,825               66,387
  Income taxes recoverable                                                222,887              228,233
 Debt reacquisition costs                                                  34,267               34,941
  Energy efficiency programs                                               43,488               39,480
  Other                                                                    32,938               33,857
 WNP-3 settlement exchange agreement                                       176,829             178,003
 Miscellaneous                                                              27,172              21,126
                                                                         1,317,674           1,324,457
                                                                       $ 3,495,836         $ 3,449,328

                                     CAPITALIZATION AND LIABILITIES

CAPITALIZATION
 Common stock                                                          $   187,636          $   178,630
 Other paid-in capital                                                     553,904              519,058
 Unearned compensation                                                     (17,706)             (19,151)
 Retained earnings                                                         104,939               81,159
                                                                           828,773              759,696
 Cumulative preferred stock of subsidiary
  Subject to mandatory redemption                                           60,000               70,000
  Not subject to mandatory redemption                                       69,704               69,704
 Long-term debt                                                            838,778              842,994
                                                                         1,797,255            1,742,394
CURRENT LIABILITIES
 Long-term debt and preferred stock due within one year                     53,900               51,614
 Short-term borrowings                                                     120,265              159,414
 Accounts payable and other accruals                                       105,682              109,479
 Accrued interest                                                           21,900               18,581
 Dividends payable                                                          18,444               17,657
 Accrued taxes                                                              54,678               25,601
                                                                           374,869              382,346
OTHER
 Deferred income taxes                                                     657,554              660,248
 Deferred investment tax credits                                            59,389               60,706
 Regulatory reserves                                                       120,034              120,410
 Trojan decommissioning reserve and misc. closure costs                    404,838              407,610
 Miscellaneous                                                              81,897               75,614
                                                                         1,323,712            1,324,588
                                                                       $ 3,495,836          $ 3,449,328



The accompanying notes are an integral part of these consolidated balance sheets.


                                                           Portland General Corporation and Subsidiaries
                                                             Consolidated Statements of Capitalization
                                                            as of March 31, 1994 and December 31, 1993



                                                                  (Unaudited)
                                                                   March 31            December 31
                                                                      1994                1993
                                                                         (Thousands of Dollars)
COMMON STOCK EQUITY
 Common stock, $3.75 par value per
  share 100,000,000 shares authorized,
  50,048,400 and 47,634,653 shares outstanding                    $  187,636          $  178,630
 Other paid-in capital - net                                         553,904             519,058
 Unearned compensation                                               (17,706)            (19,151)
 Retained earnings                                                   104,939              81,159
                                                                     828,773   46.1%     759,696   43.6%

CUMULATIVE PREFERRED STOCK
 Subject to mandatory redemption
  No par value, 30,000,000 shares authorized
   7.75% Series, 300,000 shares outstanding                           30,000              30,000
   8.10% Series, 500,000 shares outstanding                           50,000              50,000
    Current sinking fund                                             (20,000)            (10,000)
                                                                      60,000    3.3       70,000    4.0

 Not subject to mandatory redemption
   7.95% Series, 298,045 shares outstanding                           29,804              29,804
   7.88% Series, 199,575 shares outstanding                           19,958              19,958
   8.20% Series, 199,420 shares outstanding                           19,942              19,942
                                                                      69,704    3.9       69,704    4.0

 LONG-TERM DEBT
  First mortgage bonds
   Maturing 1994 through 1999
    4-3/4% Series due April 1, 1994                                       -                8,119
    4.70% Series due March 1, 1995                                     3,045               3,220
    5-7/8% Series due June 1, 1996                                     5,366               5,366
    6.60% Series due October 1, 1997                                  15,363              15,363
    Medium-term notes - 5.65%-9.27%                                  242,000             242,000
    Maturing 2002 through 2004 - 6.47%-9.07%                         165,845             166,283
    Maturing 2016 through 2023 - 7.75%-9-5/8%                        195,000             195,000
 Pollution control bonds
  Port of Morrow, Oregon, variable rate
   (Average 2.3% for 1993), due 2013                                  23,600              23,600
  City of Forsyth, Montana, variable rate
   (Average 2.4% for 1993), due 2013
   through 2016                                                      118,800             118,800
    Amount held by trustee                                            (8,621)             (8,537)
  Port of St. Helens, Oregon, due 2010 and 2014
   (Average variable 2.2%-2.4% for 1993)                              51,600              51,600
 Medium-term notes maturing 1994 through 1996 - 7.23%-8.09%           47,500              50,000
 Capital lease obligations                                            13,150              13,693
 Other                                                                    30                 101
                                                                     872,678             884,608
 Long-term debt due within one year                                  (33,900)            (41,614)
                                                                     838,778   46.7      842,994   48.4
  Total capitalization                                            $1,797,255  100.0%  $1,742,394  100.0%

[FN]
The accompanying notes are an integral part of these consolidated statements.

                                                   Portland General Corporation and Subsidiaries
                                                   Consolidated Statements of Cash Flow for the
                                            Three Months and Twelve Months Ended March 31, 1994 and 1993
                                                                   (Unaudited)

                                                         Three Months Ended     Twelve Months Ended
                                                               March 31                March 31
                                                         1994        1993       1994          1993
CASH PROVIDED (USED) BY -
OPERATIONS:
 Net income                                              $  39,165   $ 36,556    $  91,727     $ 99,771
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation, decommissioning and amortization          21,724     23,157       90,934       101,470
   Amortization of WNP-3 exchange agreement                 1,174      1,122        4,541         5,366
   Amortization of deferred charges - Trojan                9,526      7,976       32,969         9,407
   Amortization of deferred charges - other                 2,339      1,455        5,971         6,337
   Deferred income taxes - net                              2,812     15,263       48,635        40,939
   Other noncash revenues                                    (334)      (458)      (1,802)       (2,360)
   (Increase) Decrease in receivables                     (17,769)   (28,093)     (62,513)      (56,997)
   (Increase) Decrease in inventories                       1,117        680       15,454        (3,075)
   Increase (Decrease) in payables                         28,758     15,406      (16,485)        8,768
   Other working capital items - net                       (7,618)    (8,098)      12,953         6,637
  Deferred charges - other                                 (1,710)      (456)      (5,062)     (11,167)
  Miscellaneous - net                                       2,361        702       19,933       15,629
                                                           81,545     65,212      237,255      220,725

INVESTING ACTIVITIES:
 Utility construction                                     (49,594)   (19,528)    (155,853)     (134,676)
 Energy efficiency programs                                (4,834)    (2,379)     (20,604)      (10,846)
 Rentals received from leveraged leases                     9,668      4,132       17,541        14,035
 Trojan decommissioning trust                              (2,805)    (2,805)     (11,220)      (12,155)
 Other                                                       (746)      (540)     (12,929)      (10,853)
                                                          (48,311)   (21,120)    (183,065)    (154,495)
FINANCING ACTIVITIES:
 Short-term borrowings - net                              (39,149)   (18,703)      (1,710)       56,998
 Long-term debt issued                                          -          -      252,000        60,000
 Long-term debt retired                                   (11,232)    (8,689)    (282,529)      (90,515)
 Repayment of nonrecourse borrowings for
  leveraged leases                                         (9,159)    (4,942)     (15,172)      (12,782)
 Preferred stock issued                                         -          -            -        30,000
 Preferred stock retired                                        -          -       (3,600)      (31,225)
 Common stock issued                                       43,307      2,680       50,147        10,142
 Dividends paid                                           (14,228)   (14,146)     (56,932)      (56,418)
                                                          (30,461)   (43,800)     (57,796)      (33,800)

NET CASH PROVIDED BY (USED IN)
CONTINUING OPERATIONS                                        2,773        292       (3,606)       32,430
DISCONTINUED OPERATIONS                                        611      1,036        2,175       (29,189)

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                            3,384      1,328       (1,431)        3,241
CASH AND CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                                                   3,202      6,689        8,017         4,776
CASH AND CASH EQUIVALENTS AT THE END
 OF PERIOD                                                $  6,586   $  8,017     $  6,586      $  8,017

Supplemental disclosures of cash flow information
 Cash paid during the period:
  Interest                                                $ 12,608     17,110      $ 69,759      $73,884
  Income taxes                                                (211)      (490)       12,538       21,785



The accompanying notes are an integral part of these consolidated statements.


              Portland General Corporation and Subsidiaries

                       Notes to Financial Statements
                                (Unaudited)


 Note 1

Principles of Interim Statements

The interim  financial  statements  have  been  prepared  by  Portland
General  Corporation  (Portland  General)  and,  in  the  opinion   of
management, reflect all material adjustments which  are necessary to a fair statement of results for the interim  periods presented.  Certain information and footnote disclosures made in the last annual report on
Form 10-K have been condensed  or omitted for the interim  statements.
Certain costs are estimated for the full year and allocated to interim periods based  on  the estimates  of operating  time expired,  benefit received or activity associated with the interim period.  Accordingly,
such  costs  are  subject  to year-end  adjustment.    It  is Portland
General's  opinion  that, when  the  interim  statements are  read  in conjunction with the 1993 Annual Report  on Form 10-K, the disclosures are adequate to make the information presented not misleading.

Reclassifications
Certain amounts in prior years have been reclassified for comparative purposes.



 Note 2

Regulatory Matters

Public Utility Commission of Oregon
Portland General Electric Company (PGE) had sought judicial  review of three rate matters related to  a 1987 general rate case.  In 1989, PGE reserved $89 million  for an unfavorable outcome of these matters.  In
July  1990 PGE  reached  an out-of-court  settlement  with the  Oregon
Public Utility Commission (PUC) on two of the three rate matter issues
being litigated.    As a  result  of  the settlement  $16 million  was
restored to income in 1990.  The settlement resolved the dispute  with the  PUC regarding  treatment of  accelerated amortization  of certain
investment tax  credits  (ITC) and  1986-1987 interim  relief.   As  a
settlement of  the interim  relief  issue PGE  refunded  approximately
$17 million to customers.

In 1991 the Utility Reform Project (URP) petitioned the PUC to reconsider the order approving the settlement. The Oregon legislature subsequently passed a law clarifying the PUC's authority to approve the settlement. As a result, the PUC issued an order implementing the settlement. URP filed an appeal in Multnomah County Circuit Court to overturn the PUC's order implementing settlement which was later dismissed in December 1992.

In  addition, the Citizen's  Utility Board (CUB)  filed a complaint in
1991  in Marion County  Circuit Court  seeking to modify,  vacate, set
aside  or  reverse  the  PUC's  order  implementing  settlement.    In
September 1992 the




               Portland General Corporation and Subsidiaries

                       Notes to Financial Statements
                                (Unaudited)

Marion County Circuit Court judge issued a decision
upholding the PUC orders approving the settlement.   CUB appealed this
decision to the Oregon Supreme  Court which denied CUB's petition  for review in April 1994.

The settlement, however, did not resolve the Boardman/Intertie gain issue, which the parties continue to litigate. PGE's position is that 28% of the gain should be allocated to customers. The 1987 rate order allocated 77% of the gain to customers over a 27-year period. PGE has fully reserved this amount, which is being amortized over a 27-year period in accordance with the 1987 rate order. The unamortized gain, $120 million at March 31, 1994, is shown as "Regulatory reserves" on the balance sheet.



 Note 3

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

In October 1990, the US District Court ruled  that the methodology for the  allocation of shared costs required the application of principles akin  to  those  espoused  by  Chemical  Bank,  the  Trustee  for  the bondholders.  In February 1992, the  Court of Appeals reversed the  US
District Court's decision and ruled that shared  costs between Units 3 and  5  should  be  allocated  in  proportion  to benefits  under  the
equitable  method supported  by  PGE and  the IOUs.   A  trial remains
necessary to assure that the allocations are properly performed.

Bonneville Pacific Class Action Suit and Lawsuit
A  consolidated case of  all previously  filed class actions  has been filed in  U.S. District  Court for  the District of  Utah (the  Court)
purportedly on behalf  of purchasers of common  shares and convertible subordinated  debentures of Bonneville Pacific Corporation (Bonneville
Pacific)  in the period  from August 18,  1989 until January  22, 1992 alleging  violations of federal and Utah state securities laws, common
law  fraud  and  negligent  misrepresentation.    The  defendants  are
specific  Bonneville  Pacific  insiders,  Portland  General,  Portland
General Holdings, Inc. (Holdings), certain Portland General affiliated individuals, Deloitte &


                   Portland General Corporation and Subsidiaries

                             Notes to Financial Statements
                                     (Unaudited)

Touche and three underwriters of a Bonneville Pacific offering of subordinated debentures.

In May 1994  the Court issued  an order on  the defendants' motion  to
dismiss.    The  order dismisses  the claims  filed by the  plaintiffs against Portland General, Holdings and the Portland General affiliated individuals  for common  law  fraud  and negligent  misrepresentation, primary liability  for violations of  the federal securities  laws and secondary liability for aiding and abetting and  conspiracy to violate
the federal  securities laws.    The order  permanently dismisses  the
secondary liability claims.  The Court stated that it will consider an amendment to the complaint with regard to the other claims.  The Court also  held that  it  would not  consider  the  claims for  Utah  state securities law  violations until certain  issues are addressed  by the
Utah state courts.

A separate legal proceeding has been initiated by the bankruptcy trustee for Bonneville  Pacific who has filed an amended  complaint against Portland General,  Holdings and certain
affiliated individuals in US District  Court for the District of  Utah
alleging  common  law  fraud,  breach  of  fiduciary  duty,   tortious
interference,   negligence,  negligent  misrepresentation   and  other
actionable wrongs.  The original suit was  filed by Bonneville Pacific
prior to the  appointment of the  bankruptcy trustee.   The amount  of
damages sought is not specified in the complaint.

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

Other Bonneville Pacific Related Litigation
Holdings filed complaints seeking approximately $228 million in damages in the Third Judicial District Court for Salt Lake County
(Utah) against Deloitte & Touche and certain other parties associated with Bonneville Pacific alleging that it relied on fraudulent and negligent statements and omissions by Deloitte & Touche and the other defendants when it acquired a 46% interest in and made loans to Bonneville Pacific starting in September 1990.


               Portland General Corporation and Subsidiaries

                       Notes to Financial Statements
                                (Unaudited)



 Note 4


Income Taxes

The  IRS  has  issued  a statutory  notice  of  tax  deficiency, which
Portland General is contesting, related to its examination of Portland
General's  1985 tax return.   The IRS  has proposed  to disallow PGE's
1985  WNP-3 abandonment  loss deduction on  the premise  that it  is a
taxable exchange.   Portland General disagrees with  this position and
will take  appropriate action  to defend  its  deduction.   Management
believes  that   it  has  appropriately  provided   for  probable  tax
adjustments  and is of  the opinion  that the ultimate  disposition of this  matter will not have a  material adverse impact on the financial condition of Portland General.



 Note 5


Trojan Nuclear Plant

Shutdown - In early 1993, PGE ceased commercial operation of the Trojan Nuclear Plant (Trojan) as recommended in PGE's Least Cost Plan
(LCP).   On June  3, 1993 the PUC acknowledged PGE's LCP.

Decommissioning Estimate  - PGE  estimates  the cost  to  decommission
Trojan  to  be   $409  million reflected in nominal dollars (actual
dollars expected to be spent in each year).    This   represents  a
site-specific decommissioning cost  estimate performed for Trojan by an experienced
decommissioning engineering  firm and  assumes  that the  majority  of decommissioning  activities will  occur between  1998 and  2002, after
construction  of   a  temporary  dry  spent   fuel  storage  facility.
Decommissioning of the temporary  dry spent fuel storage  facility and final nonradiological  site remediation activities will  occur in 2018 after  PGE  completes  shipment  of  spent  fuel  to a  United  States
Department of Energy (USDOE) facility.

The decommissioning cost estimate includes the cost of decommissioning planning, removal and burial of irradiated equipment and facilities as
required   by  the  Nuclear   Regulatory  Commission  (NRC);  building
demolition and  nonradiological site remediation; and  fuel management
costs   including  licensing,   surveillance  and   transition  costs.
Transition  costs  of  $75  million  are  the  costs  associated  with operating and maintaining the spent  fuel pool and securing the  plant until dismantlement can  begin.  While most decommissioning costs will
utilize  funds  from  PGE's   Nuclear  Decommissioning  Trust   (NDT),
transition costs  will  continue to  be  paid from  current  operating funds.



               Portland General Corporation and Subsidiaries

                       Notes to Financial Statements
                                (Unaudited)

PGE plans  to submit a formal  decommissioning plan to the  NRC in mid-
1994.  Presently, PGE is planning to accelerate  the removal of some of Trojan's large  components which  is  expected  to  result  in  overall
decommissioning  cost savings.   Since PGE plans  to perform this work
prior to receiving  NRC approval of  its formal decommissioning  plan, specific approvals  will  be required  from  the  NRC and  the  Energy
Facility Siting Council of Oregon.  Additionally, the NRC must approve the  use of PGE's NDT funds for removal of large components.  PGE plans to begin this work in 1994.

Assumptions used  to  develop  the  site-specific  cost  estimate  for decommissioning  represent  the best  information  PGE  has currently.
However, PGE is continuing its analysis of various options which could
change  the  timing  and scope  of  decommissioning  activities.   PGE
expects any  future changes in  estimated decommissioning costs  to be incorporated in future revenues to be collected from customers.

Investment Recovery -  PGE filed a  general rate case  on November  8,
1993, requesting  continued recovery of Trojan  plant costs, including
decommissioning.   In  May 1994,  the PUC  issued an order to delay
consideration of the Trojan-related issues and cost of capital until
August 1994 in order to allow the PUC Staff to retain an expert to consult and advise the PUC regarding Trojan plant operations.
Hearings are scheduled for October 1994.

The analysis performed for the LCP assumed  that continued recovery of the Trojan plant investment,  including future decommissioning  costs,
would  be granted by the PUC.   Regarding the authority  of the PUC to
grant recovery, the  Oregon Department of  Justice (Attorney  General)
issued an opinion that the PUC  may allow rate recovery of total plant costs, including  operating  expenses, taxes,  decommissioning  costs,
return   of  capital  invested   in  the  plant   and  return  on  the
undepreciated investment.   While the Attorney  General's opinion does
not guarantee recovery of costs associated with  the shutdown, it does clarify that under current law the PUC has authority to allow recovery of such costs in rates.

PGE asked  the  PUC to  resolve  certain  legal and  policy  questions regarding  the statutory  framework for future  ratemaking proceedings related to the  recovery of the Trojan  investment and decommissioning costs.  On August 9, 1993 the PUC issued a declaratory ruling agreeing
with the Attorney General's opinion discussed above.   The ruling also
stated that the PUC will favorably consider allowing PGE to recover in rates some or  all of its  return on and  return of its  undepreciated investment in Trojan,  including decommissioning costs,  if PGE  meets
certain  conditions.    PGE  believes  that  its general  rate  filing
provides  evidence that  satisfies the  conditions established  by the
PUC.  URP and CUB have appealed the PUC ruling.

Management believes that the PUC will grant future revenues to cover all, or substantially all, of Trojan plant costs with an


               Portland General Corporation and Subsidiaries

                       Notes to Financial Statements
                                (Unaudited)


appropriate return.  However, future recovery  of the Trojan plant investment  and future  decommissioning  costs  requires  PUC  approval in  a  public regulatory process.  Although the PUC  has allowed PGE to continue, on an interim basis,  collection of  these costs  in the same manner  as prescribed in the Company's last general rate proceeding, the PUC has yet  to address  recovery of  costs related  to a  prematurely retired plant when the decision to close the plant was based upon a least cost planning process.  Due to uncertainties inherent  in a public process,
management   cannot   predict,  with   certainty,   whether   all,  or
substantially all,  of the $361  million Trojan  plant investment  and
$352 million  of  future  decommissioning  costs  will  be  recovered.
Management  believes the  ultimate outcome  of this  public regulatory process will  not  have a  material adverse  effect  on the  financial
condition,  liquidity  or  capital   resources  of  Portland  General.
However, it may  have a material impact  on the results of  operations for a future reporting period.



         Portland General Electric Company and Subsidiaries

             Financial Statements and Related Information



                          Table of Contents




                                                    Page
                                                    Number

Management Discussion and Analysis of
  Financial Condition and Results of Operations *      3

Financial Statements                                  22

Notes to Financial Statements                         25





* The discussion is substantially the same as that disclosed by Portland General and, therefore, is incorporated by reference to information provided on the page number listed above.











                                  Portland General Electric Company and Subsidiaries

                                       Consolidated Statements of Income for the
                             Three Months and Twelve Months ended March 31, 1994 and 1993
                                                      (Unaudited)

                                                   Three Months Ended            Twelve months ended
                                                       March 31                       March 31
                                                  1994          1993             1994           1993
                                                                                  (Thousands of Dollars)
OPERATING REVENUES                              $277,672      $276,304         $945,899       $919,488

OPERATING EXPENSES
 Purchased power and fuel                       100,970        90,808          321,875        249,579
 Production and distribution                     15,406        20,591           68,391         91,997
 Maintenance and repairs                          9,159        15,118           49,361         73,609
 Administrative and other                        22,007        23,926           96,489        105,836
 Depreciation, decommissioning and
  amortization                                   30,770        30,638          122,030         99,013
 Taxes other than income taxes                   14,237        16,009           53,904         55,879
 Income taxes                                    30,372        27,845           74,017         78,462
                                                222,921       224,935          786,067        754,375

NET OPERATING INCOME                             54,751        51,369          159,832        165,113

OTHER INCOME (DEDUCTIONS)
 Allowance for equity funds used
  during construction                                 -             -                -            311
 Other                                            1,815         2,339           11,247          7,167
 Income taxes                                      (136)         (407)          (3,731)         2,831
                                                  1,679         1,932            7,516         10,309

INTEREST CHARGES
 Interest on long-term debt and other            14,711        15,208           61,320         63,017
 Interest on short-term borrowings                  996           884            3,555          2,900
 Allowance for borrowed funds used
  during construction                              (464)         (173)          (1,076)        (2,146)
                                                  15,243        15,919           63,799         63,771

NET INCOME                                        41,187        37,382          103,549        111,651

PREFERRED DIVIDEND REQUIREMENT                     2,988         3,068           11,966         12,487

INCOME AVAILABLE FOR COMMON STOCK               $ 38,199      $ 34,314         $ 91,583       $ 99,164


                                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE
                             THREE MONTHS AND TWELVE MONTHS ENDED MARCH 31, 1994 AND 1993
                                                      (Unaudited)

                                                  Three Months Ended               Twelve months ended
                                                       March 31                        March 31
                                                  1994          1993             1994           1993
                                                                  (Thousands of Dollars)

BALANCE AT BEGINNING OF PERIOD                  $179,297      $165,949         $181,678       $158,286
NET INCOME                                        41,187        37,382          103,549        111,651
ESOP TAX BENEFIT & AMORTIZATION OF
 PREFERRED STOCK PREMIUM                            (370)         (379)          (1,515)        (3,079)
                                                 220,114       202,952          283,712        266,858
DIVIDENDS DECLARED
 Common stock                                     15,393        18,206           70,013         72,693
 Preferred stock                                   3,051         3,068           12,029         12,487
                                                  18,444        21,274           82,042         85,180
BALANCE AT END OF PERIOD                        $201,670      $181,678         $201,670       $181,678




The accompanying notes are an integral part of these consolidated statements.


                                Portland General Electric Company and Subsidiaries

                                           Consolidated Balance Sheets
                                    as of March 31, 1994 and December 31, 1993


                                                                        (Unaudited)
                                                                          March 31           December 31
                                                                           1994                  1993
                                                                             (Thousands of Dollars)
                        ASSETS

ELECTRIC UTILITY PLANT - ORIGINAL COST
 Utility plant (includes Construction Work in Progress of
 $75,781 and $46,679)                                                  $2,417,646           $2,370,460
 Accumulated depreciation and decommissioning                            (914,245)            (894,284)
                                                                        1,503,401            1,476,176
Capital leases - less amortization of $24,168 and $23,626                  13,150               13,693
                                                                        1,516,551            1,489,869
OTHER PROPERTY AND INVESTMENTS
 Conservation loans                                                        11,622               12,018
 Trojan decommissioning trust, at market value                             49,852               48,861
 Other investments                                                         65,798               65,696
                                                                          127,272              126,575

CURRENT ASSETS
 Cash and cash equivalents                                                  5,560                2,099
 Accounts and notes receivable                                             86,551               85,169
 Unbilled and accrued revenues                                            149,991              133,476
 Inventories, at average cost                                              45,417               46,534
 Prepayments and other                                                     27,869               20,646
                                                                          315,388              287,924

DEFERRED CHARGES
 Unamortized regulatory assets
  Trojan abandonment - Plant                                              361,031              366,712
  Trojan abandonment - Decommissioning                                    352,237              355,718
  Trojan - other                                                           66,825               66,387
  Income taxes recoverable                                                222,887              228,233
  Debt reacquisition costs                                                 34,267               34,941
  Energy efficiency programs                                               43,488               39,480
  Other                                                                    32,938               33,857
 WNP-3 settlement exchange agreement                                      176,829              178,003
 Miscellaneous                                                             25,032               18,975
                                                                        1,315,534            1,322,306
                                                                       $3,274,745           $3,226,674

                               CAPITALIZATION AND LIABILITIES

CAPITALIZATION
 Common stock equity                                                   $  812,664           $  747,197
 Cumulative preferred stock
  Subject to mandatory redemption                                          60,000               70,000
  Not subject to mandatory redemption                                      69,704               69,704
 Long-term debt                                                           798,778              802,994
                                                                        1,741,146            1,689,895

CURRENT LIABILITIES
 Long-term debt and preferred stock due within one year                    46,400               41,614
 Short-term borrowings                                                     87,064              129,920
 Accounts payable and other accruals                                      107,386              111,647
 Accrued interest                                                          21,473               17,139
 Dividends payable                                                         18,736               21,486
 Accrued taxes                                                             61,726               27,395
                                                                          342,785              349,201

OTHER
 Deferred income taxes                                                    536,139              534,194
 Deferred investment tax credits                                           59,389               60,706
 Regulatory reserves                                                      120,034              120,410
 Trojan decommissioning reserve and misc. closure costs                   404,838              407,610
 Miscellaneous                                                             70,414               64,658
                                                                        1,190,814            1,187,578
                                                                       $3,274,745           $3,226,674



The accompanying notes are an integral part of these consolidated balance sheets.


                              Portland General Electric Company and Subsidiaries

                                   Consolidated Statements of Capitalization
                                  as of March 31, 1994 and December 31, 1993


                                                      (Unaudited)
                                                       March 31                      December 31
                                                         1994                           1993
                                                              (Thousands of Dollars)
COMMON STOCK EQUITY
  Common stock, $3.75 par value per share,
   100,000,000 shares authorized, 42,758,877
   and 40,458,877 shares outstanding                    $160,346              $151,721
  Other paid in capital, net                             467,769               433,978
  Unearned compensation                                  (17,121)              (17,799)
  Retained earnings                                      201,670               179,297
                                                         812,664    46.7%      747,197    44.2%

CUMULATIVE PREFERRED STOCK
  Subject to mandatory redemption
    No par value, 30,000,000 shares authorized
      7.75% Series, 300,000 shares outstanding            30,000                30,000
      8.10% Series, 500,000 shares outstanding            50,000                50,000
        Current sinking fund                             (20,000)              (10,000)
                                                          60,000     3.4        70,000     4.2

  Not subject to mandatory redemption
      7.95% Series, 298,045 shares outstanding            29,804                29,804
      7.88% Series, 199,575 shares outstanding            19,958                19,958
      8.20% Series, 199,420 shares outstanding            19,942                19,942
                                                          69,704     4.0        69,704     4.1
LONG TERM DEBT
  First mortgage bonds
    Maturing 1994 through 1999
      4 3/4% Series due April 1, 1994                          -                 8,119
      4.70% Series due March 1, 1995                       3,045                 3,220
      5 7/8% Series due June 1, 1996                       5,366                 5,366
      6.60% Series due October 1, 1997                    15,363                15,363
      Medium term notes   5.65% 9.27%                    242,000               242,000
    Maturing 2002 through 2004   6.47% 9.07%             165,845               166,283
    Maturing 2021 through 2023   7.75% 9.46%             195,000               195,000
  Pollution control bonds
    Port of Morrow, Oregon, variable rate
     (Average 2.3% for 1993), due 2013                    23,600                23,600
    City of Forsyth, Montana, variable rate
     (Average 2.4% for 1993), due 2013
      through 2016                                        118,800               118,800
      Amount held by trustee                              (8,621)               (8,537)
    Port of St. Helens, Oregon, due 2010 and 2014
     (Average variable 2.2%   2.4% for 1993)              51,600                51,600
  Capital lease obligations                               13,150                13,693
  Other                                                       30                   101
                                                         825,178               834,608
  Long term debt due within one year                     (26,400)              (31,614)
                                                         798,778    45.9       802,994    47.5

           Total capitalization                       $1,741,146   100.0%   $1,689,895   100.0%



The accompanying notes are an integral part of these consolidated statements.


                                  Portland General Electric Company and Subsidiaries
                                     Consolidated Statements of Cash Flow for the
                             Three Months and Twelve Months Ended March 31, 1994 and 1993
                                                     (Unaudited)

                                                    Three Months Ended           Twelve Months Ended
                                                         March 31                     March 31
                                                    1994        1993           1994          1993
                                                                 (Thousands of Dollars)
CASH PROVIDED (USED) BY -
OPERATIONS:
  Net Income                                         $ 41,187    $ 37,382       $103,549      $111,651
  Non-cash items included in net income:
    Depreciation, decommissioning and amortization     21,718      23,123         90,931       101,526
    Amortization of WNP-3 exchange agreement            1,174       1,122          4,541         5,366
    Amortization of deferred charges - Trojan           9,526       7,976         32,969         9,407
    Amortization of deferred charges - other            2,339       1,438          5,988         6,333
    Deferred income taxes - net                         7,577      14,293         54,005        19,421
    Other noncash revenues                                  -           -              -          (311)
  Changes in working capital:
    (Increase) Decrease in receivables                (17,577)    (27,029)       (57,979)      (53,252)
    (Increase) Decrease in inventories                  1,117         680         15,454        (3,076)
    Increase (Decrease) in payables                    34,404      21,844        (14,028)       13,045
    Other working capital items - net                  (8,730)     (7,751)         9,621         7,507
  Deferred charges - other                             (1,710)       (456)        (5,062)      (12,010)
  Miscellaneous - net                                   1,908        (225)        17,163        16,038
                                                       92,933      72,397        257,152       221,645

INVESTING ACTIVITIES:
  Utility construction                                (49,594)    (19,528)      (155,853)     (134,676)
  Energy efficiency programs                           (4,834)     (2,379)       (20,604)      (10,846)
  Trojan decommissioning trust                         (2,805)     (2,805)       (11,220)      (12,155)
  Other investments                                      (511)       (485)        (9,119)       (8,516)
                                                      (57,744)    (25,197)      (196,796)     (166,193)

FINANCING ACTIVITIES:
  Short-term debt - net                               (42,856)    (14,614)         1,613        41,995
  Long-term debt issued                                     -           -        252,000        60,000
  Long-term debt retired                               (8,732)     (8,689)      (267,029)      (70,515)
  Preferred stock issued                                    -           -              -        30,000
  Preferred stock retired                                   -           -         (3,600)      (31,225)
  Common stock issued                                  41,055           -         41,055             -
  Dividends paid                                      (21,195)    (21,274)       (84,872)      (84,167)
                                                      (31,728)    (44,577)       (60,833)      (53,912)

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                       3,461       2,623           (477)        1,540
CASH AND CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                                              2,099       3,414          6,037         4,497
CASH AND CASH EQUIVALENTS AT THE END
 OF PERIOD                                          $   5,560   $   6,037     $    5,560    $    6,037

Supplemental disclosures of cash flow information
   Cash paid during the period:
     Interest                                       $  10,376   $  14,360      $  64,248     $  65,719
     Income taxes                                      (6,100)          -         11,142        61,737




The accompanying notes are an integral part of these consolidated statements.

                                                       Page
     Notes to Financial Statements*                     15

     *  The notes are substantially the same as
        that disclosed by Portland General, therefore, are incorporated by reference to information provided on page number listed above.

        Portland General Corporation and Subsidiaries
                   Part II.   Other Information

Item 1.  Legal Proceedings

          For background information, see Portland General's report on Form 10-K for the year ended December 31, 1993.

                              UTILITY

Citizens' Utility Board of Oregon/Utility Reform Project v. Public Utility Commission of Oregon, Marion County Circuit Court

In early 1994 the Citizens' Utility Board of Oregon (CUB) and the Utility Reform Project (URP) appealed the Public Utility Commission of Oregon's (PUC) decision to deny reconsideration of the PUC's order in DR-10, the Declaratory Ruling regarding recovery of Trojan
investment  and  decommissioning  collection.    See  the Investment
Recovery discussion of the Trojan Related Issues in the Financial and Operating Outlook section for further details. These appeals were consolidated and on March 4, 1994 Portland General Electric Company (PGE) intervened in the litigation.

PGE v. Ronald Eachus, Myron Katz, Nancy Ryles (Oregon Public Utility Commissioners) and the Oregon Public Utility Commission, Marion County Circuit Court

In July 1990 PGE reached an out-of court settlement with the PUC on two of three 1987 rate matters being litigated and the PUC issued an order implementing the settlement in August 1991.
URP filed an appeal in the Multnomah County Circuit Court to overturn the PUC's order implementing settlement. This appeal was dismissed in December 1992. CUB also filed an appeal in Marion County Circuit Court seeking to modify, vacate, set aside or reverse the PUC's order implementing the settlement. In September 1992 Marion County Circuit Court issued a decision upholding the PUC order. CUB appealed this decision to the Oregon Supreme Court which denied the petition for review on April 5, 1994.

Columbia   Steel  Casting  Co.,   Inc.  v.   Oregon  Public  Utility
Commission, Oregon Court of Appeals

On January 18, 1994 Columbia Steel Casting Co., Inc. (Columbia Steel) filed with the Oregon Supreme Court for review of the Court of Appeals decision. This filing was denied by the Oregon Supreme Court on March 22, 1994.

                            NONUTILITY

Gerhard W. Gohler, IRA, et al v. Robert L. Wood, et al U.S. District Court for the District of Utah
In May 1994 the U.S. District Court for the District of Utah (the Court) issued an order on the defendants' motion to dismiss. The order dismisses the claims filed by the plaintiffs against Portland General Corporation (Portland General), Portland General Holdings, Inc. and certain Portland

                Portland General Corporation and Subsidiaries
                      Part II.  Other Information

General affiliated individuals for common law fraud and negligent misrepresentation, primary
liability  for  violations   of  the  federal  securities  laws  and
secondary liability for
  aiding   and  abetting  and   conspiracy  to   violate  the  federal
  securities  laws.   The  order  permanently dismisses  the secondary
  liability  claims.   The  Court  stated  that  it  will consider  an
  amendment to  the complaint with  regard to the  other claims.   The
  Court also held that it would not consider the claims for Utah state securities law violations until certain issues are addressed by the Utah state courts.




Item 6.  Exhibits and Reports on Form 8-K


a.  Exhibits

    Number    Exhibit                                          Page
     (10)     Outside Directors' Stock Compensation Plan       29

b.  Reports on Form 8-K

February 15, 1994 - Item 5.  Other Events

Financial Information

Portland General Corporation's and Portland General Electric Company's 1993 financial information.

March 21, 1994 - Item 5.  Other Events

Regulatory Matters

In a March 1994 motion, the PUC Staff recommended the general rate proceeding schedule for the Trojan-related issues and cost of capital be amended to delay consideration of these issues until August 1994 with hearings scheduled for October 1994.

                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.









                          PORTLAND GENERAL CORPORATION
                          PORTLAND GENERAL ELECTRIC COMPANY
                                  (Registrants)




May 12, 1994               By    /s/ Joseph M. Hirko
                                    Joseph M. Hirko
                                 Vice President Finance,
                                 Chief Financial Officer,
                                 Chief Accounting Officer,
                                   and Treasurer