Form 10-Q
period 1994-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 1994-08-12
CIK 784977

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-Q





    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1994

                                          or
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the Transition period from __________ to
__________




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

The number of shares outstanding of the registrants' common stocks as of
July 31,
1994 are:

        Portland General Corporation              50,285,571
        Portland General Electric Company         42,758,877
                 (owned by Portland General Corporation)

                                         Index








   Page


  Number


Part I.   Portland General Corporation and Subsidiaries
          Financial Information

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations

      3

             Statements of Income

     14

             Statements of Retained Earnings

     14

             Balance Sheets

     15

             Statements of Capitalization

     16

             Statements of Cash Flow

     17

             Notes to Financial Statements

     18

             Portland General Electric Company and
             Subsidiaries Financial Information

     25

Part II.  Other Information

             Item 1 - Legal Proceedings

     30

             Item 4 - Results of Votes of Security Holders

     30

             Item 6 - Exhibits and Reports on Form 8-K

     31

           Signature Page

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

The
proposed increase in average annual revenues is $43 million, after the effects of the Regional Power Act (RPA) exchange benefits. Under provisions of the Regional Power Act PGE exchanges its higher-cost power for lower-cost federal hydroelectric power with Bonneville Power Administration (BPA) and passes the benefits to residential and small farm customers.

PGE
requested a return on equity of 11.5%, down from the current authorized return of 12.5%. If approved, this would be the Company's first general price increase since 1991.

The general rate filing includes PGE's request for continued recovery of
Trojan Nuclear Plant (Trojan) costs including decommissioning, operating expenses, taxes, return of capital invested in the plant and return on the undepreciated investment. PGE's current rates include recovery of these
Trojan costs. In May 1994, the PUC issued an order to delay consideration of the Trojan-related issues and cost of capital in order to allow the PUC
Staff to retain an expert to consult and advise the PUC regarding
Trojan
issues.

In July 1994, PGE and the PUC Staff agreed to delay a final order addressing all rate case matters to no later than March 31, 1995, contingent upon the PUC approving PGE's first quarter 1995 deferred accounting application. In the application the Company seeks to defer, for later collection, certain costs incurred from January 1, 1995, through
March 31, 1995, or until the PUC issues an order in the general rate case, if earlier (see the Power Cost Recovery discussion below). If approved, the amount of revenues PGE will be allowed to collect will be the lesser of the recorded deferral, PGE's requested increase or the same level of revenue as if rates had become effective January 1, 1995.
The delay, requested by the PUC Staff, provides additional review time for the PUC Staff's expert and allows the PUC more time to review the entire rate proceeding and issue a final order. The Company expects the PUC
Staff's recommendations regarding Trojan issues and cost of capital in
September 1994.

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

Decommissioning Estimate - The Company estimates the total cost to decommission Trojan, including costs incurred to date, to be $409 million, reflected in nominal dollars (actual dollars expected to be spent in each year). The decommissioning cost estimate includes the cost of decommissioning planning, removal and burial of irradiated equipment and facilities as required by the Nuclear Regulatory Commission
(NRC); building
demolition and nonradiological site remediation; and spent nuclear fuel management costs including licensing, surveillance and transition costs.
Transition costs of $75 million are the costs associated with operating and maintaining the spent fuel pool and securing the plant until dismantlement can begin. While most decommissioning costs will utilize funds from PGE's
Nuclear Decommissioning Trust (NDT), transition costs will continue to be paid from current operating funds.

The decommissioning plan represents a site-specific decommissioning cost estimate performed for Trojan by an experienced decommissioning engineering firm and assumes that the majority of decommissioning activities will occur between 1998 and 2002, after construction of a temporary dry spent fuel storage facility. Decommissioning of the temporary dry spent fuel storage facility and final nonradiological site remediation activities will occur in 2018 after PGE completes shipment of spent fuel to a United States
Department of Energy (USDOE) facility. In 1994, transition costs have leveled off and are estimated to continue at $10 to $15 million per year.
As of June 30, 1994 the Company has expensed approximately $6 million in transition costs for 1994. In addition, since plant closure the Company has spent $2 million on decommissioning planning and related activities resulting in a remaining decommissioning liability, including transition costs, of $401 million.

PGE plans to submit a formal decommissioning plan to the NRC and Energy
Facility Siting Council of Oregon (EFSC) in late 1994. This is later than the previously expected submittal date of mid-1994 due to the additional time required to further evaluate decommissioning options. The NRC and
EFSC rules require the plan be submitted before January 23, 1995.



Presently, PGE is planning to accelerate the removal of some of Trojan's large components which is expected to result in overall decommissioning cost savings. Since the Company plans to begin this work in 1994, prior to receiving NRC and EFSC approval of its formal decommissioning plan, specific approval will be required from EFSC. Request for this approval was filed with EFSC on July 7, 1994. Additionally, the NRC must approve the use of PGE's NDT funds for removal of large components.

                     Portland General Corporation and
Subsidiaries

                   Management's Discussion and Analysis of
Financial
                          Condition and Results of Operations

Assumptions used to develop the site-specific cost estimate for decommissioning represent the best information PGE has currently.

The
Company is continuing to evaluate various options which could change the timing and scope of decommissioning activities and expects any future changes in estimated decommissioning costs to be incorporated in future revenues to be collected from customers.

Investment Recovery - In its general rate filing PGE requested continued recovery of Trojan plant costs, including decommissioning. See the General
Rate Filing discussion above for details regarding the order to delay the schedule for Trojan-related issues and the agreement to delay issuance of a final order addressing all rate case matters.

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

Management believes that the PUC will grant future revenues to cover all, or substantially all, of Trojan plant costs with an appropriate return.
However, future recovery of the Trojan plant investment and future decommissioning costs requires PUC approval in a public regulatory process.
Although the PUC has allowed PGE to continue, on an interim basis, collection of these costs in the same manner as prescribed in the Company's last general rate proceeding, the PUC has yet to address recovery of costs related to a prematurely retired plant when the decision to close the plant was based upon a least cost planning process. Due to uncertainties inherent in a public process, management cannot predict, with certainty, whether all, or substantially all, of the $355 million Trojan plant investment and $346 million of decommissioning charges (to be collected through future rates) will be recovered.
Management believes the ultimate outcome of this public regulatory process will not have a material adverse effect on the financial condition, liquidity or capital resources of Portland General. However, it may have a material impact on the results of operations for a future reporting period.

                     Portland General Corporation and
Subsidiaries

                   Management's Discussion and Analysis of
Financial
                          Condition and Results of Operations

SCE Complaint - On August 3, 1994, Southern California Edison
(SCE) filed a complaint claiming PGE's decision to close Trojan violated the terms of a long-term firm power sales and exhcange agreement entered into on July 31, 1986. The 25-year contract is for 75 megawatts of firm energy and capacity plus a 225 megawatt seasonal exchange.

SCE contends that PGE appointed itself liquidator of a substantial portion of its assets under the general bankruptcy default provision of the contract. SCE is seeking termination of the agreement and damages, including a return of payments made to PGE from the date of PGE's alleged default (approximately $27 million).

Under the agreement SCE is obligated to pay to PGE a reservation fee for system capacity, seasonal exchange and other services equal to $16.9 million annually. SCE continues to make these payments.

The Company will vigorously defend itself and believes it will succeed in the defense of these claims. See the Legal
Proceedings discussion below.

Power Cost Recovery

In early 1993, the PUC authorized PGE to defer 80% of the incremental power costs incurred from December 4, 1992 through March 31, 1993 to replace
Trojan generation. In total, $44 million of accrued revenues were recorded for later collection. In accordance with Oregon law collection is subject to PUC review of PGE's reported earnings, adjusted for the regulatory treatment of unusual and/or nonrecurring items, as well as the determination of an appropriate rate of return on equity for the deferral period. In early 1994, the PUC granted approval for full recovery and PGE began collection in April 1994. Amounts will be collected over a three year period.

In August 1993, the PUC authorized PGE to defer, for later
collection, 50%
of the incremental replacement power costs incurred from July 1,
1993
through March 31, 1994. The PUC granted the lower deferral rate to reflect expected nuclear operating cost savings. In total, $49 million of revenues were recorded. The amount of revenues PGE will be allowed to collect will be established by the PUC following its review of PGE earnings, as adjusted, and its determination of a rate of return on equity for the April
1, 1993 through March 31, 1994 review period. The PUC approved a 45-day extension to allow PGE to submit its filing to the PUC by August 15, 1994.
PGE has since filed a request to delay this earnings review to June 30,
1995 to coincide with the timing of the review of the first quarter 1995 power cost deferral (see discussion below). If approved by the PUC, this will result in a concurrent review of PGE's earnings for these separate deferral periods.

In July 1994, PGE filed an application to defer, for later collection, 40% of the incremental replacement power costs incurred from January 1, 1995 through March 31, 1995, or until a PUC order in the general rate case, if earlier (see the General Rate Filing discussion above). PGE expects PUC approval of its application by fall 1994. In addition to the limitation discussed in the General Rate Filing section above, the amount of revenues
PGE would
be allowed to collect will be established by the PUC following

                     Portland General Corporation and
Subsidiaries

                   Management's Discussion and Analysis of
Financial
                          Condition and Results of Operations

its review
of PGE earnings, as adjusted, and its determination of a rate of return on equity for the April 1, 1994 through March 31, 1995 review period. PGE would file an earnings review by June 30, 1995.


Power Supply

Restoration of Salmon Runs - The Snake River chinook salmon has been listed as a threatened species and the Snake River sockeye salmon has been listed as endangered under the federal Endangered Species Act. The National
Marine Fisheries Service proposed minor changes to current river operations in a draft recovery plan. In April 1994, a U.S. District Court judge rejected the draft recovery plan. In May 1994, the federal government ordered a temporary spilling of water over the Columbia and Snake River dams in an attempt to increase the number of salmon that survive their downriver trip to the Pacific Ocean. This emergency spill was halted in
July 1994, when it was not clear that the spill actually helped the migrating fish.

PGE purchases power from many sources including the mid-Columbia dams run by the federal government. Reductions in the amount of water allowed to flow through the dams' turbines reduce the amount and increase the cost of power available to purchase on a non-contract or secondary basis.

The
attempt to improve fish passage by releasing more water from the reservoirs in the spring and summer could mean less water available in the fall and winter when the demand for electricity in the Pacific Northwest is the highest. This could lead to higher costs for hydro power and the need to run more expensive gas- and coal-fired plants.

Fuel Supply

In May 1994, PGE signed an agreement with Pacific Gas & Electric (PG&E) to take assignment of a portion of PG&E's excess firm natural gas transportation on the Pacific Gas Transmission (PGT) system. In July 1994,
PGE signed an agreement with Alberta & Southern (A&S) to take assignment of a portion of PG&E's excess Canadian firm transportation on both the Alberta
Natural Gas (ANG) system and the Nova Corporation of Alberta
(NOVA) system.
These agreements collectively provide for 41,000 MMBtu/day of delivered capacity to PGE's existing and proposed natural gas-fired generating facilities and replace earlier agreements PGE signed with PGT and ANG.

Service under these agreements is scheduled to start in winter
1995/6.

Under
the terms of the agreements, PGE is committed to paying annual demand charges for the capacity on all three systems of approximately $3.2 million to $4.5 million, depending upon resolution of federal rate treatment issues. The agreements provide for service with PGT, ANG and NOVA for 15 years, 10 years and 6 years, respectively. However, PGE has renewal rights upon expiration and the right to assign unused capacity to other parties.
In order to fully utilize these contracts for its facilities, PGE may incur a capital expenditure in 1995 of approximately $17 million for pipeline construction or may incur additional capacity charges in lieu of construction.

                     Portland General Corporation and
Subsidiaries

                   Management's Discussion and Analysis of
Financial
                          Condition and Results of Operations

Customer Growth and Revenues

During the second quarter of 1994, 3,000 retail customers were added to PGE's service territory. For the twelve-months ended June 30, 1994, 13,000 retail customers were added. PGE's weather-adjusted retail energy sales through the second quarter of 1994 were 2.7% higher than weather-adjusted retail energy sales for the same period in 1993. The Company expects 1994 load growth to be approximately 2.6%.

Seasonality

PGE's retail sales peak in the winter, therefore, second quarter earnings are not necessarily indicative of results to be expected for fiscal year
1994.



Nonutility

Portland General Corporation (Portland General), Portland General
Holdings,
Inc. (Holdings) and certain Portland General affiliated individuals have been named in a class action suit by investors in Bonneville Pacific
Corporation (Bonneville Pacific) and in a suit filed by the bankruptcy trustee for Bonneville Pacific. The class action suit alleges various violations of securities law, fraud and misrepresentation. The suit by the bankruptcy trustee for Bonneville Pacific alleges common law fraud, breach of fiduciary duty, tortious interference, negligence, negligent misrepresentation and other actionable wrongs.

Regarding the class action suit, in May 1994 the U.S. District Court for the District of Utah (the Court) issued an order dismissing the claims filed by the plaintiffs against Portland General, Holdings and the Portland
General affiliated individuals for common law fraud and negligent misrepresentation, primary liability for violations of the federal securities laws and secondary liability for aiding and abetting and conspiracy to violate the federal securities laws. The order permanently dismisses the secondary liability claims. The Court stated that it will consider an amendment to the complaint with regard to the other claims.
The Court also held that it would not consider the claims for Utah state securities law violations until certain issues are addressed by the Utah state courts.

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




Results of Operations

1994 Compared to 1993 for the Three Months Ended June 30

Portland General earned $24 million or $0.48 per share for the second quarter of 1994, compared with $13 million or $0.28 per share in 1993.
Increased earnings were primarily the result of $6 million, after tax, in previously recorded real estate reserves relating to discontinued operations which were restored to income in June 1994. Excluding discontinued operations, 1994 earnings would have been $17 million. Net operating income was consistent with the earlier period due to customer growth, higher wholesale sales and nuclear cost savings helping to offset the effects of mild weather and poor regional water conditions in 1994.

Operating revenues rose $10 million and variable power costs increased $18 million in 1994 resulting in an $8 million decline in margin.
The decline
in margin is primarily the result of higher average variable power costs in
1994.

Increased operating revenues reflect improved wholesale sales and continued growth in the retail market. Wholesale megawatt-hour sales increased 43% due to increased availability of power and opportunities for sales.
Despite mild 1994 weather, retail revenues rose $5 million partially due to an increase in the number of customers. A decrease in RPA exchange benefits (due to the 1993 BPA rate increase) resulted in a $3 million increase in retail revenues and a corresponding increase in variable power costs, therefore having no effect on margin.

Variable power costs rose significantly in 1994. Poor water conditions in the region resulted in higher purchased power costs and increased generation at PGE thermal plants. Average variable power costs rose to
17.4 mills per kilowatt-hour (10 mills = 1 cent) in 1994 from
15.2 mills
per kilowatt-hour in 1993, resulting in approximately $9 million more 1994 expense. Total system send-out (megawatt-hours purchased and generated, net) increased by 204,103 megawatt-hours or 5% to meet the needs of increased retail and wholesale sales. The decrease in RPA exchange benefits caused a $3 million increase in variable power costs and retail revenues as discussed above.

Operating expenses (excluding variable power costs and depreciation) declined $9 million or 12%. The Company experienced $7 million in nuclear operating cost savings due to fewer personnel at Trojan. During the second

                     Portland General Corporation and
Subsidiaries

                   Management's Discussion and Analysis of
Financial
                        Condition and Results of Operations


quarter of 1994, $3 million of nuclear operating costs were expensed to operating expenses.

The increase in other income reflects a $2 million gain, after tax, on the sale of nonutility property.

The Company has substantially completed the divestiture of its real estate portfolio with the disposition of its largest remaining holdings.

As a
result $6 million, after tax, of previously recorded real estate reserves were restored to income in the second quarter of 1994.


1994 Compared to 1993 for the Six Months Ended June 30

Portland General earned $63 million or $1.28 per share for the six months ended June 30, 1994, compared with $50 million or $1.05 per share for the
1993 period. Higher operating revenues, nuclear cost savings and the divestiture of real estate holdings resulted in increased earnings in 1994.
Excluding discontinued operations which contributed $6 million, after tax, in previously recorded real estate reserves which were restored to income,
1994 earnings would have been $57 million.

Operating revenues increased $11 million and variable power costs rose $29 million resulting in an $18 million decline in margin. The decline in margin is primarily due to $17 million fewer accrued revenues associated with the deferral of replacement power costs and an increase in variable power costs. The lower margin is offset by nuclear operating cost savings of $24 million.

The increase in operating revenues reflects improved wholesale revenues offset by lower retail revenues. Wholesale revenues rose $15 million due to increased availability of power and opportunities for sales.
During
1994, PGE sold 82% more wholesale energy than in 1993.

Retail revenues decreased $3 million. Despite 2.7% load growth, retail megawatt-hour sales declined slightly as a result of mild weather in 1994 and colder than normal weather in 1993. In 1994, $19 million in revenues associated with the 50% deferral of replacement power costs (see Power Cost
Recovery in the Financial and Operating Outlook section above) were accrued, down from $36 million relating to the 80% deferral in 1993. The
PUC granted the lower deferral rate to reflect expected nuclear operating cost savings. The lower deferral rate, coupled with lower power costs during the deferral period ending March 31, 1994, reduced the amount of the power cost deferral. The decrease in RPA exchange benefits caused a $16 million increase in retail revenues and a corresponding increase in variable power costs, therefore having no effect on margin.

Variable power costs rose 21%. Increased wholesale sales resulted in a
453,387 megawatt-hour or 5% increase in total system send-out. This caused variable power costs to increase approximately $8 million in 1994.
Poor
regional water conditions resulted in increased generation at PGE thermal plants. Average variable power costs rose slightly to 18.9 mills per kilowatt-hour in 1994 from 18.4 mills per kilowatt-hour in 1993. Decreased
RPA exchange benefits resulted in a $16 million increase in variable power costs and retail revenues as discussed above.

                     Portland General Corporation and
Subsidiaries

                   Management's Discussion and Analysis of
Financial
                          Condition and Results of Operations

The Company continued to experience
significant nuclear cost savings. Due to fewer personnel at Trojan, nuclear operating costs declined $24 million in 1994 resulting in a 16% decrease in operating expenses (excluding variable power costs and depreciation). During the six months ended June 30, 1994, $7 million of nuclear operating costs were expensed to operating expenses.

The Company recorded a $2 million gain,
after tax, on the sale of nonutility
property which is included in other
income.

The divestiture of real estate holdings resulted in $6 million, after tax, of previously recorded real estate reserves which were restored to income in the second quarter of 1994.

1994 Compared to 1993 for the Twelve Months Ended June 30

Portland General earned $102 million or $2.11 per share for the twelve months ended June 30, 1994, compared with $102 million or $2.15 per share for the 1993 period. Earnings for 1994 would have been $96 million excluding the $6 million, after tax, of previously recorded real estate reserves restored to income. Excluding the effects of Trojan steam generator repair costs of $11 million, after tax, which were restored to
1992 calendar earnings (and included in the 1993 twelve month period), 1993 earnings would have been $91 million.

Operating revenues rose $40 million and
variable power costs increased $88 million in 1994 resulting in a $48 million decline in margin. The decline in margin is primarily the result of higher average variable power costs.

The increase in operating revenues is
primarily due to a 5% rise in retail
revenues.

Increased variable power costs reflect a 21% increase in the amount of power purchased by PGE in 1994. During the 1993 twelve month period, Trojan supplied 10% of PGE's total system send-out at an average price of 3.5 mills per kilowatt-hour. Increased purchases to replace Trojan generation helped to drive the average variable power cost up from 16.5 mills per kilowatt-hour in 1993 to 19.6 mills per kilowatt-hour in 1994.

Operating expenses (excluding variable power costs and depreciation) declined $64 million in the 1994 period. This was primarily due to $62 million in nuclear operating cost savings.

                     Portland General Corporation and
Subsidiaries

                   Management's Discussion and Analysis of
Financial
                          Condition and Results of Operations

Depreciation, decommissioning and
amortization rose 23% as a result of the capitalization of $18 million ($11 million, after tax) of steam generator repair costs in the 1993 period as discussed above.

The divestiture of real estate holdings
resulted in $6 million, after tax, of
previously recorded real estate reserves being restored to income in the second quarter of 1994.


Cash Flow

Portland General Corporation

Portland General requires cash to pay dividends to its common stockholders, to provide funds to its subsidiaries, to meet debt service obligations and for day to day operations. Sources of cash are dividends from PGE, its principal subsidiary, asset sales and leasing rentals, short- and intermediate-term borrowings and the sale of its common stock.

Portland General received $15.4 million in dividends from PGE during the second quarter of 1994 and $2.2 million in proceeds from the issuance of shares of common stock under its Dividend Reinvestment and Optional Cash
Payment Plan.


Portland General Electric Company

Cash Provided by Operations

Operations are the primary source of cash used for day to day operating needs of PGE and funding of construction activities. PGE also obtains cash from external borrowings, as needed.

A significant portion of cash from operations comes from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash. The decrease in cash flow from operations, when comparing second quarter 1994 to second quarter 1993, is primarily due to fewer deferred income taxes and higher receivables.

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

Investing Activities

PGE invests in facilities for generation, transmission and
distribution of
electric  energy and for energy efficiency improvements.
Estimated
capital expenditures for 1994 are expected to be $250 million.
This
represents a decrease from the previous estimate of $265 million due to
construction activity delays relating to various   new generating
resources.  Completion of the Coyote Springs Generation Project
(a 220
megawatt cogeneration facility), previously estimated for fall 1995, is now estimated for the 1995/6 winter due to delays in the site certification process. The Company does not expect to incur significant additional costs as a result of this delay. Approximately $124 million has been expended for capital projects, including energy efficiency, through June 30, 1994.

PGE continues to fund an external trust for the future costs of Trojan decommissioning. Funding began in March 1991. Currently PGE funds $11 million each year. As of June 30, 1994, the fund had a current market value of $53 million which was invested in investment-grade tax-exempt bonds. Upon approval from the NRC these funds will become available to PGE for use in the removal of some of Trojan's large components in addition to other future decommissioning activities.


Financing Activities

Second quarter 1994 financing activities include a $20 million sinking fund redemption of 200,000 shares of PGE's $100 par value 8.10% preferred stock series. The redemption included 100,000 optional shares in addition to the required 100,000 share redemption.

In May 1994, PGE borrowed $20 million from the assets of its Corporate
Owned Life Insurance (COLI) policy. The COLI loan is a long-term variable rate (6.5% in 1994) arrangement with varying maturity dates.
Proceeds were
used for PGE's construction program.

Portland General replaced expiring committed credit facilities in
July
1994.  As a  result, Portland General now has a $35 million
committed
facility expiring in July 1995.  PGE has a committed facility of
$120
million expiring in July 1997 and an $80  million commitment expiring July
1995.  The lines of credit have annual facility fees ranging from
0.125 to
0.20 percent and do not require compensating cash balances.  The facilities
are used primarily as backup for commercial paper.  Portland
General
has a commercial paper facility of $35 million and PGE has a
$200
million commercial paper facility.

The issuance of additional preferred stock and First Mortgage Bonds requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage
Bonds. As of June 30, 1994, PGE could issue $460 million of preferred stock and $440 million of additional First Mortgage Bonds.

       Graph Description, Page 8
       Quarterly Increase in Retail Customers

                  Increase in             Increase in
Quarter/Year      Residential     Commercial and Industrial
                   Customers                Customers


   1Q 1992           2,374                     344
   2Q 1992           1,839                     427
   3Q 1992           2,272                     376
   4Q 1992           2,927                     380
   1Q 1993           2,025                     275
   2Q 1993           1,697                     429
   3Q 1993           2,802                     446
   4Q 1993           2,775                     563
   1Q 1994           2,986                     390
   2Q 1994           2,476                     550


           Graph Description, Page 12
                 Gross Margin
           12 Months Ending June 30

                             Mills/kWh
                       1992    1993    1994

Net Variable Power       7       9      14
Retail Revenues         49      50      52



             Graph Description, Page 11
               Operating Expenses
            12 Months Ending June 30

                         Millions of Dollars
                       1992     1993     1994

Operating Costs         349      324      261
Variable Power          244      252      341
Depreciation            117      100      123



             Graph Description, Page 11
             PGE Electricity Sales
            12 Months Ending June 30

                          Billions of kWhs
                       1992     1993     1994

Residential             6.2      6.7      6.6
Commercial              5.7      5.9      6.1
Industrial              3.6      3.7      3.8
Wholesale               3.3      2.0      2.2



                     Portland General Corporation and
Subsidiaries

                       Consolidated Statements of Income for the Three Months, Six Months and Twelve Months Ended June 30,
1994 and 1993
                                      (Unaudited)

                                         Three Months Ended

 Six Months Ended          Twelve Months Ended
                                              June 30

      June 30                    June 30
                                         1994          1993

1994          1993         1994           1993


(Thousands of Dollars)
Operating Revenues                     $202,110      $192,146
$480,124      $468,978      $957,975    $918,020

Operating Expenses
  Purchased power and fuel               63,847        45,401
164,817       136,209       340,321     252,277
  Production and distribution            15,607        18,999

31,013        39,590        64,999      87,827
  Maintenance and repairs                14,069        17,448

23,228        32,566        45,982      73,874
  Administrative and other               25,294        26,625

47,726        51,196        96,851     106,994
  Depreciation, decommissioning and
   amortization                          30,399        30,161

61,248        60,905       122,561      99,917
  Taxes other than income taxes          12,793        13,756

27,087        29,881        52,936      55,870
                                        162,009       152,390
355,119       350,347       723,650     676,759

Operating Income Before
 Income Taxes                            40,101        39,756
125,005       118,631       234,325     241,261

Income Taxes                              9,089         8,582

36,877        32,270        72,127      68,962
Net Operating Income                     31,012        31,174

88,128        86,361       162,198     172,299

Other Income (Deductions)

  Interest expense                      (17,868)      (18,085)
(34,919)      (35,825)      (69,896)    (71,900)
  Allowance for funds used
   during construction                      800           215

 1,264           388         1,661       2,349
  Preferred dividend requirement - PG    (2,646)       (3,001)

(5,634)       (6,069)      (11,611)    (12,205)
  Other - net of income taxes             6,195         3,025

 7,819         5,029        13,540      11,034

Income from Continuing Operations        17,493        13,328

56,658        49,884        95,892     101,577

Discontinued Operations
  Gain on disposal of real estate
  operations - net of income taxes
  of $4,226                               6,472             -

 6,472             -         6,472           -

Net Income                             $ 23,965      $ 13,328
$ 63,130      $ 49,884      $102,364    $101,577

Common Stock
  Average shares outstanding         50,145,565    47,354,072
49,411,959    47,298,907    48,449,925  47,163,990
  Earnings per average share
    Continuing Operations                 $0.35         $0.28

 $1.15         $1.05         $1.98       $2.15
    Gain on disposal of real
      estate operations                    0.13          0.00

  0.13          0.00          0.13        0.00

  Earnings per average share              $0.48         $0.28

 $1.28         $1.05         $2.11       $2.15

  Dividends declared per share            $0.30         $0.30

 $0.60         $0.60         $1.20       $1.20


                                                Consolidated
Statements of Retained Earnings for the
                                       Three Months, Six Months,
and Twelve Months ended June 30, 1994 and 1993


  (Unaudited)

                                           Three Months Ended
Six Months Ended         Twelve Months Ended
                                                June 30

  June 30                   June 30
                                        1994        1993
1994          1993         1994          1993

(Thousands of Dollars)

Balance at Beginning of Period        $104,939    $ 72,481   $
81,159      $ 50,481    $ 71,240      $ 30,009
Net Income                              23,965      13,328
63,130        49,884     102,364       101,577
ESOP Tax Benefit & Amortization of
  Preferred Stock Premium                 (426)       (363)
(796)         (742)     (1,578)       (3,740)
                                       128,478      85,446
143,493        99,623     172,026       127,846

Dividends Declared on
  Common Stock                          15,051      14,206
30,066        28,383      58,599        56,606
Balance at End of Period              $113,427    $ 71,240
$113,427      $ 71,240    $113,427      $ 71,240




    [FN]
The accompanying notes are an integral part of these consolidated statements.

                               Portland General Corporation and
Subsidiaries

                      Consolidated Balance Sheets as of June 30,
1994 and December 31, 1993




       (Unaudited)


         June 30          December 31


          1994                1993


           (Thousands of Dollars)

                                   Assets



Electric Utility Plant - Original Cost
  Utility plant (includes Construction Work in Progress of $109,031 and $46,679)

       $2,475,693          $2,370,460
  Accumulated depreciation

         (930,473)           (894,284)


        1,545,220           1,476,176
  Capital leases - less amortization of $24,711 and $23,626

           12,608              13,693


        1,557,828           1,489,869

Other Property and Investments
  Leveraged leases

          155,302             155,618
  Net assets of discontinued real estate operations

           10,785              31,378
  Trojan decommissioning trust, at market value

           53,018              48,861
  Corporate Owned Life Insurance less loan of $19,619 in 1994

           55,740              77,612
  Other investments

           28,020              29,552


          302,865             338,021
Current Assets
  Cash and cash equivalents

           31,379               3,202
  Accounts and notes receivable

           80,292              91,641
  Unbilled and accrued revenues

          148,476             133,476
  Inventories, at average cost

           47,892              46,534
  Prepayments and other

           12,405              22,128


          320,444             296,981

Deferred Charges
  Unamortized regulatory assets
    Trojan abandonment - Plant

          354,543             366,712
    Trojan abandonment - Decommissioning

          345,726             355,718
    Trojan - other

           66,443              66,387
    Income taxes recoverable

          219,128             228,233
    Debt reacquisition costs

           33,593              34,941
    Energy efficiency programs

           47,751              39,480
    Other

           32,019              33,857
WNP-3 settlement exchange agreement

          175,655             178,003
Miscellaneous

           23,533              21,126


        1,298,391           1,324,457


       $3,479,528          $3,449,328

                    Capitalization and Liabilities

Capitalization
  Common stock

       $  188,143          $  178,630
  Other paid-in capital

          556,090             519,058
  Unearned compensation

          (16,195)            (19,151)
  Retained earnings

          113,427              81,159


          841,465             759,696

Cumulative preferred stock of subsidiary
  Subject to mandatory redemption

           50,000              70,000
  Not subject to mandatory redemption

           69,704              69,704
Long-term debt

          828,122             842,994


        1,789,291           1,742,394

Current Liabilities
  Long-term debt and preferred stock due within one year

           53,936              51,614
  Short-term borrowings

          160,548             159,414
  Accounts payable and other accruals

           80,104             109,479
  Accrued interest

           18,329              18,581
  Dividends payable

           18,013              17,657
  Accrued taxes

           36,359              25,601


          367,289             382,346

Other
  Deferred income taxes

          661,020             660,248
  Deferred investment tax credits

           58,429              60,706
  Regulatory reserves

          119,658             120,410
  Trojan decommissioning reserve and misc. closure costs

          401,429             407,610
  Miscellaneous

           82,412              75,614


        1,322,948           1,324,588


       $3,479,528          $3,449,328




    [FN]
The accompanying notes are an integral part of these consolidated balance sheets.


                     Portland General Corporation and
Subsidiaries

                       Consolidated Statements of Capitalization as of June 30, 1994 and December 31, 1993





   (Unaudited)


    June 30                December 31


      1994                    1993


         (Thousands of Dollars)



Common Stock Equity
  Common stock, $3.75 par value per
   share 100,000,000 shares authorized,
   50,171,330 and 47,634,653 shares outstanding

   $  188,143              $  178,630
  Other paid-in capital - net

      556,090                 519,058
  Unearned compensation

      (16,195)                (19,151)
  Retained earnings

      113,427                  81,159


      841,465   47.0%         759,696   43.6%

Cumulative Preferred Stock
  Subject to mandatory redemption
    No par value, 30,000,000 shares authorized
      7.75% Series, 300,000 shares outstanding

       30,000                  30,000
    $100 par value, 2,500,000 shares authorized
      8.10% Series, 300,000 and 500,000 shares outstanding

       30,000                  50,000
        Current sinking fund

      (10,000)                (10,000)


       50,000    2.8           70,000    4.0

  Not subject to mandatory redemption
      7.95% Series, 298,045 shares outstanding

       29,804                  29,804
      7.88% Series, 199,575 shares outstanding

       19,958                  19,958
      8.20% Series, 199,420 shares outstanding

       19,942                  19,942


       69,704    3.9           69,704    4.0

Long-Term Debt
  First mortgage bonds
    Maturing 1994 through 1999
      4-3/4% Series due April 1, 1994

            -                   8,119
      4.70% Series due March 1, 1995

        3,045                   3,220
      5-7/8% Series due June 1, 1996

        5,216                   5,366
      6.60% Series due October 1, 1997

       15,363                  15,363
      Medium-term notes - 5.65%-9.27%

      242,000                 242,000
    Maturing 2002 through 2005 - 6.47%-9.07%

      165,845                 166,283
    Maturing 2021 through 2023 - 7 3/4%-9.46%

      195,000                 195,000
  Pollution control bonds
    Port of Morrow, Oregon, variable rate
     (Average 2.3% for 1993), due 2013

       23,600                  23,600
    City of Forsyth, Montana, variable rate
     (Average 2.4% for 1993), due 2013
     through 2016

      118,800                 118,800
      Amount held by trustee

       (8,559)                 (8,537)
    Port of St. Helens, Oregon, due 2010 and 2014
     (Average variable 2.2%-2.4% for 1993)

       51,600                  51,600
  Medium-term notes maturing 1994 through 1996 - 7.23%-8.09%

       47,500                  50,000
  Capital lease obligations

       12,608                  13,693
  Other

           40                     101


      872,058                 884,608
  Long-term debt due within one year

      (43,936)                (41,614)


      828,122   46.3          842,994   48.4
           Total capitalization

   $1,789,291  100.0%      $1,742,394  100.0%




    [FN]
The accompanying notes are an integral part of these consolidated statements.

                                                     Portland
General Corporation and Subsidiaries

Consolidated Statements of Cash Flow for the
                                          Three Months, Six
Months and Twelve Months Ended June 30, 1994 and 1993


     (Unaudited)


                                                        Three
Months Ended  Six Months Ended    Twelve Months Ended

June 30            June 30               June 30
                                                        1994
1993      1994      1993       1994        1993
Cash Provided (Used) By -
Operations:
 Net income                                           $ 23,965  $
13,328  $ 63,130  $ 49,884     $102,364    $101,577
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation and amortization                        21,497
21,900    43,221    43,765       85,693      90,452
   Amortization of WNP-3 exchange agreement              1,173

1,122     2,347     2,244        4,592       5,073
   Amortization of deferred charges - Trojan Plant       5,915

6,093    12,056    11,942       24,129      11,942
   Amortization of deferred charges - Trojan Decomm.     2,805

2,805     5,610     5,610       11,220       5,610
   Amortization of deferred charges - Trojan Other         580

  548     1,160     1,162        2,312       2,430
   Amortization of deferred charges - other              2,235

 (461)    4,574       994       10,293       3,708
   Deferred income taxes - net                           8,032

6,875    10,844    22,138       49,792      44,068
   Other noncash income                                   (324)

 (435)     (658)     (893)      (1,691)     (2,259)
 Changes in working capital:
   (Increase) Decrease in receivables                   14,185
17,528    (3,584)  (10,565)     (65,856)    (52,432)
   (Increase) Decrease in inventories                   (2,475)

 (883)   (1,358)     (203)      13,862       1,365
   Increase (Decrease) in payables                     (47,367)
(49,100)  (18,609)  (33,694)     (14,752)    (11,175)
   Other working capital items - net                    13,722
18,264     6,104    10,166        8,411       7,010
   Gain from discontinued operations                    (6,472)

    -    (6,472)        -       (6,472)         -
  Deferred items                                         1,991

 (220)    1,689       200       (2,173)     (8,870)
  Miscellaneous - net                                    6,768

4,290     7,315     4,525       21,903      15,983
                                                        46,230
41,654   127,369   107,275      243,627     214,482

Investing Activities:
 Utility construction - new resources                  (28,191)

    -   (52,485)        -      (81,151)         -
 Utility construction - other                          (36,108)
(26,469)  (61,408)   (47,380)   (115,720)   (134,009)
 Energy efficiency programs                             (5,198)
(3,745)  (10,032)    (6,124)    (22,057)   (12,155)
 Rentals received from leveraged leases                  3,214

5,456    12,882      9,588      15,299     15,062
 Trojan decommissioning trust                           (2,805)
(2,805)   (5,610)    (5,610)    (11,220)   (11,220)
 Other investments                                      (1,987)
(2,503)   (2,327)    (2,069)    (11,021)    (5,623)
                                                       (71,075)
(30,066) (118,980)   (51,595)   (225,870)  (147,945)

Financing Activities:
 Short-term debt - net                                  40,283
13,297     1,134     (5,406)      25,276      60,963
 Borrowings from Corporate Owned Life Insurance         19,619

     -    19,619          -       19,619           -
 Long-term debt issued                                       -
177,000         -    177,000       75,000     237,000
 Long-term debt retired                                   (233)
(185,550)  (11,465)  (194,239)     (97,212)   (275,690)
 Repayment of nonrecourse borrowings for
  leveraged leases                                      (2,902)
(4,473)  (12,061)    (9,415)     (13,601)    (12,987)
 Preferred stock retired                               (20,000)
(3,600)  (20,000)    (3,600)     (20,000)    (31,225)
 Common stock issued                                     1,899

2,262    45,206      4,942       49,784      10,182
 Dividends paid                                        (15,482)
(14,255)  (29,710)   (28,401)     (58,159)    (56,698)
                                                        23,184
(15,319)   (7,277)   (59,119)     (19,293)    (68,455)

Net Cash Provided By (Used In)
 Continuing Operations                                  (1,661)
(3,731)    1,112     (3,439)      (1,536)     (1,918)
Discontinued Operations                                 26,454

  793    27,065      1,829       27,836        (375)
Increase (Decrease) in Cash and
 Cash Equivalents                                       24,793
(2,938)   28,177     (1,610)      26,300      (2,293)
Cash and Cash Equivalents at the Beginning
 of Period                                               6,586

8,017     3,202      6,689        5,079       7,372
Cash and Cash Equivalents at the End
 of Period                                            $ 31,379  $

5,079  $ 31,379   $  5,079     $ 31,379    $  5,079






Supplemental disclosures of cash flow information
 Cash paid during the period:
  Interest                                           $ 20,330  $
21,414   $ 32,938   $ 38,524     $ 68,675    $ 74,044
  Income taxes                                         18,450
10,860     18,239     10,370       20,128      18,845

[FN]
The accompanying notes are an integral part of these consolidated statements.

                     Portland General Corporation and
Subsidiaries

                             Notes to Financial Statements
                                      (Unaudited)


Note 1

Principles of Interim Statements

The interim financial statements have been prepared by Portland
General
Corporation (Portland General) and, in the opinion of management, reflect
all material adjustments which are necessary to a fair statement of results
for the interim periods presented.  Certain information and
footnote
disclosures made in the last annual report on Form 10-K have been condensed
or omitted for the interim statements.   Certain costs are
estimated for
the full year and allocated to interim periods based on the estimates of operating time expired, benefit received or activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is Portland General's opinion that, when the interim statements are read in conjunction with the 1993 Annual Report on Form 10-
K, the disclosures are adequate to make the information presented not misleading.

Reclassifications
Certain amounts in prior years have been reclassified for comparative purposes.

Note 2

Regulatory Matters

Public Utility Commission of Oregon
Portland General Electric Company (PGE) had sought judicial
review of three
rate matters related to a 1987 general rate case.  In 1989, PGE reserved
$89 million for an unfavorable outcome of these matters.   In
July 1990 PGE
reached an out-of-court settlement with the Oregon Public Utility Commission (PUC) on two of the three rate matter issues being litigated.
As a result of the settlement $16 million was restored to income in 1990.
The settlement resolved the dispute with the PUC regarding treatment of accelerated amortization of certain investment tax credits (ITC) and 1986-
1987 interim relief. As a settlement of the interim relief issue, PGE refunded approximately $17 million to customers.

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

In addition, the Citizen's Utility Board (CUB) filed a complaint in 1991 in
Marion County Circuit Court seeking to modify, vacate, set aside or reverse the PUC's order implementing settlement. In September 1992 the Marion
County Circuit Court judge issued a decision upholding the PUC

                     Portland General Corporation and
Subsidiaries

                             Notes to Financial Statements
                                      (Unaudited)

orders approving the settlement. CUB appealed this decision to the Oregon
Supreme Court which denied CUB's petition for review in April
1994.

The settlement, however, did not resolve the Boardman/Intertie gain issue, which the parties continue to litigate. PGE's position is that 28% of the gain should be allocated to customers. The 1987 rate order allocated 77% of the gain to customers over a 27-year period. PGE has fully reserved this amount, which is being amortized over a 27-year period in accordance with the 1987 rate order. The unamortized gain, $120 million at June 30,
1994, is shown as "Regulatory reserves" on the balance sheet.


Note 3

Legal Matters

WNP Cost Sharing
PGE and three other investor-owned utilities (IOUs) are involved in litigation surrounding the proper allocation of shared costs between
Washington Public Power Supply System (Supply System) Units 1 and
3 and
Units 4 and 5. A court ruling, issued in May 1989, stated that Bond
Resolution No. 890, adopted by the Supply System, controlled disbursement of proceeds from bonds issued for the construction of Unit 5, including the method for allocation of shared costs. It is the IOUs' contention that at the time the project commenced there was agreement among the parties as to the allocation of shared costs and that this agreement and the Bond
Resolution are consistent, such that the allocation under the agreement is not prohibited by the Bond Resolution.


In February 1992, the Court of Appeals ruled that shared costs between
Units 3 and 5 should be allocated in proportion to benefits under the equitable method supported by PGE and the IOUs. A trial remains necessary to assure that the allocations are properly performed.

Bonneville Pacific Class Action Suit and Lawsuit
A consolidated case of all previously filed class actions has been filed in
U.S. District Court for the District of Utah (the Court), purportedly on behalf of purchasers of common shares and convertible subordinated debentures of Bonneville Pacific Corporation (Bonneville Pacific) in the period from August 18, 1989 until January 22, 1992, alleging violations of federal and Utah state securities laws, common law fraud and negligent misrepresentation. The defendants are specific Bonneville Pacific insiders, Portland General, Portland General Holdings, Inc. (Holdings), certain Portland General affiliated individuals, Deloitte & Touche and three underwriters of a Bonneville Pacific offering of subordinated debentures.

In May 1994 the Court issued an order dismissing the claims filed by the plaintiffs against Portland General, Holdings and the Portland General affiliated individuals for common law fraud and negligent misrepresentation, primary liability for violations of the federal securities laws and secondary liability for aiding and abetting and conspiracy to violate the federal securities laws. The order permanently dismisses the secondary liability claims. The Court stated that it will

               Portland General Corporation and Subsidiaries

                       Notes to Financial Statements
                                (Unaudited)

consider an amendment to the complaint with regard to the other claims.
The Court also
held that it would not consider the claims for Utah state securities law violations until certain issues are addressed by the Utah state courts.

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

               Portland General Corporation and Subsidiaries

                       Notes to Financial Statements
                                (Unaudited)


Note 5

Trojan Nuclear Plant

Shutdown - In early 1993, PGE ceased commercial operation of Trojan as recommended in PGE's Least Cost Plan (LCP). On June 3, 1993 the
PUC
acknowledged PGE's LCP.

Decommissioning Estimate - PGE estimates the total cost to decommission
Trojan, including costs incurred to date, to be $409 million, reflected in nominal dollars (actual dollars expected to be spent in each year). The decommissioning cost estimate includes the cost of decommissioning planning, removal and burial of irradiated equipment and facilities as required by the Nuclear Regulatory Commission (NRC); building demolition and nonradiological site remediation; and spent nuclear fuel management costs including licensing, surveillance and transition costs. Transition costs of $75 million are the costs associated with operating and maintaining the spent fuel pool and securing the plant until dismantlement can begin. While most decommissioning costs will utilize funds from PGE's
Nuclear Decommissioning Trust (NDT), transition costs will continue to be paid from current operating funds.

The decommissioning plan represents a site-specific decommissioning cost estimate performed for Trojan by an experienced decommissioning engineering firm and assumes that the majority of decommissioning activities will occur between 1998 and 2002, after construction of a temporary dry spent fuel storage facility. Decommissioning of the temporary dry spent fuel storage facility and final nonradiological site remediation activities will occur in 2018 after PGE completes shipment of spent fuel to a United States
Department of Energy (USDOE) facility. In 1994, transition costs have leveled off and are estimated to continue at $10 to $15 million per year.
As of June 30, 1994, PGE has expensed approximately $6 million in transition costs for 1994. In addition, since plant closure PGE has spent
$2 million on decommissioning planning and related activities resulting in a remaining decommissioning liability, including transition costs, of $401 million.

PGE plans to submit a formal decommissioning plan to the NRC and Energy
Facility Siting Council of Oregon (EFSC) in late 1994. This is later than the previously expected submittal date of mid-1994 due to the additional time required to further evaluate decommissioning options. The NRC and
EFSC rules require the plan be submitted before January 23, 1995.



Presently, PGE is planning to accelerate the removal of some of Trojan's large components which is expected to result in overall decommissioning cost savings. Since the Company plans to begin this work in 1994, prior to receiving NRC and EFSC approval of its formal decommissioning plan, specific approval will be required from EFSC. Request for this approval was filed with EFSC on July 7, 1994. Additionally, the NRC must approve the use of PGE's NDT funds for removal of large components.

               Portland General Corporation and Subsidiaries

                       Notes to Financial Statements
                                (Unaudited)


Assumptions used to develop the site-specific cost estimate for decommissioning represent the best information PGE has currently.

PGE is
continuing to evaluate various options which could change the timing and scope of decommissioning activities and expects any future changes in estimated decommissioning costs to be incorporated in future revenues to be collected from customers.

Investment Recovery - PGE filed a general rate case on November 8, 1993, requesting continued recovery of Trojan plant costs, including decommissioning. In May 1994, the PUC issued an order to delay consideration of the Trojan-related issues and cost of capital in order to allow the PUC Staff to retain an expert to consult and advise the PUC regarding Trojan issues. In July 1994, PGE and the PUC Staff agreed to delay a final order addressing all rate case matters to no later than March 31, 1995, contingent upon the PUC approving
PGE's first quarter 1995 deferred accounting application. The delay, requested by the PUC Staff, provides additional review time for the PUC
Staff's expert and allows the PUC more time to review the entire rate proceeding and issue a final order.

The analysis performed for the LCP assumed that continued
recovery of the
Trojan plant investment, including future decommissioning costs, would be
granted by the PUC.  Regarding the authority of the PUC to grant recovery,
the Oregon Department of Justice (Attorney General)issued an opinion that
the PUC may allow rate recovery of total plant costs, including operating
expenses, taxes, decommissioning costs, return of capital
invested in the
plant and return on the undepreciated investment.   While the
Attorney
General's opinion does not guarantee recovery of costs associated with the shutdown, it does clarify that under current law the PUC has authority to allow recovery of such costs in rates.

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

Management believes that the PUC will grant future revenues to coverall, or substantially all, of Trojan plant costs with an appropriate return.
However, future recovery of the Trojan plant investment and future decommissioning costs requires PUC approval in a public regulatory process.
Although the PUC has allowed PGE to continue, on an interim basis, collection of these costs in the same manner as prescribed in PGE's last general rate proceeding, the PUC has yet to address recovery of costs related to a prematurely retired plant when the decision to close the plant was based upon a least cost planning process. Due to uncertainties inherent in a public process, management cannot predict, with certainty, whether all, or substantially all, of the $355 million Trojan plant investment and $346 million of decommissioning charges (to be collected through future rates) will be recovered.

               Portland General Corporation and Subsidiaries

                       Notes to Financial Statements
                                (Unaudited)

Management believes the ultimate outcome of this public regulatory process will not have a material adverse effect on the financial condition, liquidity or capital resources of Portland General. However, it may have a material impact on the results of operations for a future reporting period.


Note 6

Short-Term Borrowings

Portland General replaced expiring committed credit facilities in July
1994. As a result, Portland General now has a $35 million committed facility expiring in July 1995 and PGE has a committed facility of $120 million expiring in July 1997 and an $80 million commitment expiring July
1995. These lines of credit have annual facility fees ranging from
0.125 to 0.20 percent and do not require compensating cash balances. The facilities are used primarily as backup for commercial paper.

Portland General and PGE have commercial paper facilities of $35 million and $200 million, respectively. The amount of commercial paper outstanding cannot exceed each company's unused committed lines of credit.

Note 7

Real Estate - Discontinued Operations

Portland General has substantially completed divestiture of its real estate
operations, which consist primarily of Columbia Willamette
Development
Company (CWDC).  In June 1994, CWDC sold for $16 million the largest
remaining property in its real estate holdings.   As a result $6
million
was restored to income relating to previously recorded real estate reserves.

At June 30, 1994, the net assets of discontinued real estate operations primarily consist of deferred taxes.
At June 30, 1994 and December 31, 1993, the net assets of real estate operations were composed of the following (thousands of dollars):


                                     June 30,      December 31,
                                       1994            1993

Assets
Real estate development              $ 1,987         $18,900
Other assets                           9,247          21,234
Total assets                          11,234          40,134

Liabilities                              449           1,632
Reserve for discontinuance - net           -           7,124
Net assets                           $10,785         $31,378

                     Portland General Corporation and
Subsidiaries

                             Notes to Financial Statements
                                      (Unaudited)

Note 8

Commitments

In May 1994, PGE signed an agreement with Pacific Gas & Electric (PG&E) to take assignment of a portion of PG&E's excess firm natural gas transportation on the Pacific Gas Transmission (PGT) system. In July 1994,
PGE signed an agreement with Alberta & Southern (A&S) to take assignment of a portion of PG&E's excess Canadian firm transportation on both the Alberta
Natural Gas (ANG) system and the Nova Corporation of Alberta
(NOVA) system.
These agreements collectively provide for 41,000 MMBtu/day of delivered capacity to PGE's existing and proposed natural gas-fired generating facilities and replace earlier agreements PGE signed with PGT and ANG.

Service under these agreements is scheduled to start in winter
1995/6.
Under the
terms of the agreements, PGE is committed to paying annual demand charges for the capacity on all three systems of approximately $3.2 million to $4.5 million, depending upon resolution of federal rate treatment issues. The agreements provide for service with PGT, ANG and NOVA for 15 years, 10 years and 6 years, respectively. However, PGE has renewal rights upon expiration and the right to assign unused capacity to other parties. In order to fully utilize these contracts for its facilities, PGE may incur a capital expenditure in 1995 of approximately $17 million for pipeline construction or may incur additional capacity charges in lieu of construction.

                   Portland General Electric Company and
Subsidiaries

                      Financial Statements and Related
Information



                                   Table of Contents








                                                   Page

Number

Management Discussion and Analysis of
  Financial Condition and Results of Operations *              3

Financial Statements                                          26

Notes to Financial Statements **                              18






* The discussion is substantially the same as that disclosed by Portland General and, therefore, is incorporated by reference to information provided on the page number listed above.

** The notes are substantially the same as that disclosed by Portland
    General and are incorporated by reference to the information provided on the page number shown above.

                                                     Portland
General Electric Company and Subsidiaries

Consolidated Statements of Income for the


                                          Three Months, Six
Months and Twelve Months Ended June 30, 1994 and 1993


     (Unaudited)


                                         Three Months Ended

Six Months Ended          Twelve Months Ended
                                               June 30

     June 30                   June 30
                                         1994          1993

 1994        1993          1994           1993


 (Thousands of Dollars)
Operating Revenues                     $201,773      $191,632
$479,445      $467,936      $956,040      $915,302

Operating Expenses
 Purchased power and fuel               63,847        45,401
164,817       136,209       340,321       252,277
 Production and distribution            15,607        18,999

31,013        39,590        64,999        87,826
 Maintenance and repairs                14,068        17,448

23,227        32,566        45,981        73,868
 Administrative and other               24,405        26,451

46,412        50,377        94,443       104,116
 Depreciation, decommissioning and
  amortization                          30,318        30,076

61,088        60,714       122,272        99,441
 Taxes other than income taxes          12,782        13,800

27,019        29,809        52,886        55,557
 Income taxes                           12,019         9,072

42,391        36,917        76,964        77,471
                                       173,046       161,247
395,967       386,182       797,866       750,556

Net Operating Income                    28,727        30,385

83,478        81,754       158,174       164,746

Other Income (Deductions)
 Allowance for equity funds used
  during construction                        -             -

     -             -             -           311
 Other                                   8,464         4,751

10,279         7,090        14,960         8,806
 Income taxes                           (3,003)       (1,823)

(3,139)       (2,230)       (4,911)        1,812
                                         5,461         2,928

 7,140         4,860        10,049        10,929
Interest Charges
 Interest on long-term debt and other   15,134        16,048

29,845        31,256        60,406        62,726
 Interest on short-term borrowings       1,314           776

 2,310         1,660         4,093         3,015
 Allowance for borrowed funds used
  during construction                     (800)         (215)

(1,264)         (388)       (1,661)       (2,038)
                                        15,648        16,609

30,891        32,528        62,838        63,703

Net Income                               18,540        16,704

 59,727        54,086       105,385       111,972

Preferred Dividend Requirement            2,646         3,001

  5,634         6,069        11,611        12,205

Income Available for Common Stock      $ 15,894      $ 13,703
$ 54,093      $ 48,017      $ 93,774      $ 99,767

                                                   Consolidated
Statements of Retained Earnings for the
                                          Three Months, Six
Months and Twelve Months Ended June 30, 1994 and 1993


     (Unaudited)
                                         Three Months Ended

Six Months Ended          Twelve Months Ended
                                               June 30

     June 30                   June 30
                                         1994          1993

 1994        1993          1994           1993


 (Thousands of Dollars)

Balance at Beginning of Period         $201,670      $181,678
$179,297      $165,949      $176,811      $153,653
Net Income                               18,540        16,704

 59,727        54,086       105,385       111,972
ESOP Tax Benefit & Amortization of
 Preferred Stock Premium                   (426)         (363)

   (796)         (742)       (1,578)       (3,740)
                                        219,784       198,019

238,228       219,293       280,618       261,885

Dividends Declared
 Common stock                            15,393        18,207

 30,786        36,413        67,199        72,826
 Preferred stock                          2,583         3,001

  5,634         6,069        11,611        12,248
                                         17,976        21,208

 36,420        42,482        78,810        85,074

Balance at End of Period               $201,808      $176,811
$201,808      $176,811      $201,808      $176,811

[FN]
The accompanying notes are an integral part of these consolidated statements.

                              Portland General Electric Company
and Subsidiaries

                                          Consolidated Balance
Sheets
                                  as of June 30, 1994 and
December 31, 1993



(Unaudited)



                                                          June 30

      December 31
                                                           1994

          1993

(Thousands of Dollars)
                                            Assets


Electric Utility Plant - Original Cost
 Utility plant (includes Construction Work in Progress of
 $109,031 and $46,679)
$2,475,693     $2,370,460
 Accumulated depreciation
(930,473)      (894,284)

1,545,220      1,476,176
 Capital leases - less amortization of $24,711 and $23,626
12,608         13,693

1,557,828      1,489,869
Other Property and Investments
 Trojan decommissioning trust, at market value
53,018         48,861
  Corporate Owned Life Insurance less loan $19,619 in 1994

34,656         52,008
 Other investments
25,376         25,706

113,050        126,575

Current Assets
 Cash and cash equivalents
4,351          2,099
 Accounts and notes receivable
75,373         85,169
 Unbilled and accrued revenues
148,476        133,476
 Inventories, at average cost
47,892         46,534
 Prepayments and other
12,239         20,646

288,331        287,924

Deferred Charges
 Unamortized regulatory assets
  Trojan abandonment - Plant
354,543        366,712
  Trojan abandonment - Decommissioning
345,726        355,718
  Trojan - other
66,443         66,387
  Income taxes recoverable
219,128        228,233
  Debt reacquisition costs
33,593         34,941
  Energy efficiency programs
47,751         39,480
  Other
32,019         33,857
WNP-3 settlement exchange agreement
175,655        178,003
Miscellaneous
21,408         18,975

1,296,266      1,322,306

$3,255,475     $3,226,674

                            Capitalization and Liabilities

Capitalization
 Common stock equity                                       $
815,067     $  747,197
 Cumulative preferred stock
  Subject to mandatory redemption
50,000         70,000
  Not subject to mandatory redemption
69,704         69,704
 Long-term debt
798,122        802,994

1,732,893      1,689,895

Current Liabilities
 Long-term debt and preferred stock due within one year
36,436         41,614
 Short-term borrowings
150,344        129,920
 Accounts payable and other accruals
79,755        111,647
 Accrued interest
17,009         17,139
 Dividends payable
18,268         21,486
 Accrued taxes
45,996         27,395

347,808        349,201

Other
 Deferred income taxes
527,831        534,194
 Deferred investment tax credits
58,429         60,706
 Regulatory reserves
119,658        120,410
 Trojan decommissioning reserve and misc. closure costs
401,429        407,610
 Miscellaneous
67,427         64,658

1,174,774      1,187,578

$3,255,475     $3,226,674

[FN]
The accompanying notes are an integral part of these consolidated balance sheets.

                              Portland General Electric Company
and Subsidiaries

                                   Consolidated Statements of
Capitalization
                                   as of June 30, 1994 and
December 31, 1993




                                                (Unaudited)
                                                  June 30
December 31
                                                    1994

1993
                                                     (Thousands
of Dollars)
Common Stock Equity
 Common stock, $3.75 par value per share,
  100,000,000 shares authorized, 42,758,877
  and 40,458,877 shares outstanding                  $160,346

  $151,721
 Other paid in capital  net                          468,307

   433,978
 Unearned compensation                                (15,394)

   (17,799)
 Retained earnings                                    201,808

   179,297
                                                      815,067
47.0%  747,197  44.2%

Cumulative Preferred Stock
 Subject to mandatory redemption
  No par value, 30,000,000 shares authorized
   7.75% Series, 300,000 shares outstanding            30,000

    30,000
  $100 par value, 2,500,000 shares authorized
   8.10% Series, 300,000 and 500,000 shares outstanding 30,000

     50,000
    Current sinking fund                              (10,000)

   (10,000)
                                                       50,000
2.9    70,000   4.2

Not subject to mandatory redemption
 7.95% Series, 298,045 shares outstanding              29,804

    29,804
 7.88% Series, 199,575 shares outstanding              19,958

    19,958
 8.20% Series, 199,420 shares outstanding              19,942

    19,942
                                                       69,704
4.0    69,704   4.1
Long-Term Debt
 First mortgage bonds
  Maturing 1994 through 1999
   4 3/4% Series due April 1, 1994                          -

     8,119
   4.70% Series due March 1, 1995                       3,045

     3,220
   5 7/8% Series due June 1, 1996                       5,216

     5,366
   6.60% Series due October 1, 1997                    15,363

    15,363
   Medium term notes   5.65%  9.27%                    242,000

   242,000
  Maturing 2002 through 2005   6.47% 9.07%            165,845

   166,283
  Maturing 2021 through 2023   7 3/4% 9.46%           195,000

   195,000
 Pollution control bonds
  Port of Morrow, Oregon, variable rate
   (Average 2.3% for 1993), due 2013                   23,600

    23,600
  City of Forsyth, Montana, variable rate
   (Average 2.4% for 1993), due 2013
   through 2016                                       118,800

   118,800
    Amount held by trustee                             (8,559)

    (8,537)
   Port of St. Helens, Oregon, due 2010 and 2014
    (Average variable 2.2% - 2.4% for 1993)            51,600

    51,600
  Capital lease obligations                            12,608

    13,693
  Other                                                    40

       101
                                                      824,558

   834,608
  Long term debt due within one year                  (26,436)

   (31,614)
                                                      798,122
46.1   802,994  47.5

           Total capitalization                   $1,732,893
100.0% $1,689,895 100.0%

[FN]
The accompanying notes are an integral part of these consolidated statements.

                                                      Portland
General Electric Company and Subsidiaries


Consolidated Statements of Cash Flow for the
                                          Three Months, Six
Months and Twelve Months Ended June 30, 1994 and 1993


     (Unaudited)


                                                        Three
Months Ended  Six Months Ended    Twelve Months Ended

June 30            June 30               June 30
                                                        1994
1993      1994      1993       1994       1993


       (Thousands of Dollars)
Cash Provided (Used) By -
Operations:
 Net Income                                        $ 18,540    $
16,704   $ 59,727    $ 54,086   $105,385   $111,972
 Adjustments to reconcile net income to net
  cash provided by operations:
   Depreciation and amortization                     21,491
21,887     43,209      43,718     85,697     90,392
   Amortization of WNP-3 exchange agreement           1,173
1,122      2,347       2,244      4,592      5,073
   Amortization of deferred charges - Trojan Plant    5,915
6,093     12,056      11,942     24,129     11,942
   Amortization of deferred charges - Trojan Decomm.  2,805
2,805      5,610       5,610     11,220      5,610
   Amortization of deferred charges - Trojan Other      580

 548      1,160       1,162      2,312      2,430
   Amortization of deferred charges - other             547

 807      2,886       2,245      7,354      4,986
   Deferred income taxes - net                       (2,987)
5,164      4,590      19,457     45,854     23,750
   Other noncash income                                   -

   -          -           -          -       (311)
   Changes in working capital:
   (Increase) Decrease in receivables                12,440
21,382     (5,137)     (5,647)   (66,921)   (45,558)
   (Increase) Decrease in inventories                (2,476)

(883)    (1,359)       (203)    13,861      1,364
   Increase (Decrease) in payables                  (47,825)
(56,002)   (13,421)    (34,158)    (5,851)    (1,126)
   Other working capital items - net                 14,428
17,473      5,698       9,722      6,576      7,310
 Deferred items                                       1,991
(2,401)     1,689      (1,981)         8    (11,112)
 Miscellaneous - net                                  2,607
3,893      2,701       4,151     14,419     16,807
                                                     29,229
38,592    121,756     112,348    248,635    223,529

Investing Activities:
 Utility construction - new resources               (28,191)

   -    (52,485)          -    (81,151)         -
 Utility construction - other                       (36,108)
(26,469)   (61,408)    (47,380)  (115,720)  (134,009)
 Energy  efficiency programs                         (5,198)
(3,745)   (10,032)     (6,124)   (22,057)   (12,155)
 Trojan decommissioning trust                        (2,805)
(2,805)    (5,610)     (5,610)   (11,220)   (11,220)
 Other investments                                   (2,441)
(1,514)    (2,546)     (1,975)    (7,704)    (5,669)
                                                    (74,743)
(34,533)  (132,081)    (61,089)  (237,852)  (163,053)

Financing Activities:
 Short-term debt - net                               63,280
12,586     20,424      (2,028)    52,307     58,611
 Borrowings from Corporate Owned Life Insurance      19,619

     -     19,619           -     19,619          -
 Long-term debt issued                                    -
177,000          -     177,000     75,000    237,000
 Long-term debt retired                                (150)
(171,626)    (8,882)   (180,315)   (95,553)  (241,766)
 Preferred stock retired                            (20,000)
(3,600)   (20,000)     (3,600)   (20,000)   (31,225)
 Common stock issued                                      -

   -     41,055           -     41,055          -
 Dividends paid                                     (18,444)
(21,128)   (39,639)    (42,402)   (82,188)   (85,154)
                                                     44,305
(6,768)    12,577     (51,345)    (9,760)   (62,534)

Increase (Decrease) in Cash and
 Cash Equivalents                                     (1,209)
(2,709)     2,252         (86)     1,023     (2,058)
Cash and Cash Equivalents at the Beginning
 of Period                                             5,560

6,037      2,099       3,414      3,328      5,386
Cash and Cash Equivalents at the End
 of Period                                          $  4,351    $

3,328   $  4,351    $  3,328   $  4,351   $  3,328




Supplemental disclosures of cash flow information
 Cash paid during the period:
  Interest                                          $ 19,389    $
20,256   $ 29,765    $ 34,616   $ 63,381   $ 66,173
  Income taxes                                        31,560
17,853     25,460      17,853     24,849     45,834

[FN]
The accompanying notes are an integral part of these consolidated statements.

                     Portland General Corporation and
Subsidiaries

                                Part II.   Other Information


Item 1.  Legal Proceedings

For further information, see Portland General's report on Form
10-K for
the year ended December 31, 1993.

                                        UTILITY

Southern California Edison Company (SCE) v. PGE

On August 3, 1994, Southern California Edison (SCE) filed a complaint in Multnomah County Circuit Court in Portland, Oregon claiming PGE's decision to close Trojan violated the terms of a long-term firm power sales and exhcange agreement entered into on July 31, 1986. The 25-year contract is for 75 megawatts of firm energy and capacity plus a 225 megawatt seasonal exchange.

SCE contends that PGE appointed itself liquidator of a substantial portion of its assets under the general bankruptcy default provision of the contract. SCE is seeking termination of the agreement and damages, including a return of payments made to PGE from the date of PGE's alleged default (approximately $27 million).

Under the agreement SCE is obligated to pay to PGE a reservation fee for system capacity, seasonal exchange and other services equal to $16.9 million annually. SCE continues to make these payments.


Item 4.  Results of Votes of Security Holders

At the Annual Meeting of Shareholders held on May 3, 1994 the matters voted upon and the results of voting were as follows:

                                          For       Against
Abstain
Election of Class II Directors:
  Carolyn S. Chambers                  41,466,466   680,895
603,125
  Ken L. Harrison                      41,312,554   892,110
545,822
  Warren E. McCain                     41,391,245   690,543
668,698
  Jerome J. Meyer                      41,511,087   596,504
642,895

Ratification of the appointment of
Arthur Andersen & Co. as independent
public accountants for the year 1994:  41,869,178   343,257
538,051

Names of other directors whose terms of office as director continued after the meeting are:

     Class I                    Class III
Jerry E. Hudson          Gwyneth E. Gamble Booth
Richard G. Reiten        Peter J. Brix
Bruce G. Willison        John W. Creighton, Jr.
                         Randolph L. Miller

                     Portland General Corporation and
Subsidiaries

                                Part II.   Other Information


Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits
    Number     Exhibit                               Page
     (24)      Powers of Attorney (filed herewith)    33

b.  Reports on Form 8-K - None

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









                                   PORTLAND GENERAL CORPORATION


                                       PORTLAND GENERAL ELECTRIC
COMPANY
                                                   (Registrants)




August 12, 1994                    By    /s/ Joseph E. Feltz


                                          Joseph E. Feltz
                                        Assistant Controller
                                        Assistant Treasurer

                                      Principal Financial Officer
                                    Portland General Corporation
                                    Portland General Electric
Company
                                       Joseph M. Hirko*
                                       Joseph M. Hirko
                                   Vice President Finance,
                                   Chief Financial Officer,
                                   Chief Accounting Officer
                                      and Treasurer

                                 *Signed on behalf of this
person.



August 12, 1994                    By    /s/ Joseph E. Feltz


                                          Joseph E. Feltz
                                        Assistant Controller
                                        Assistant Treasurer