Form 10-Q
period 1994-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 1994-11-14
CIK 784977

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q





[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1994

                                  or
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the Transition period from            to






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

The number of shares outstanding of the registrants' common stocks as of
October 31, 1994 are:

                 Portland General Corporation
50,474,453
                 Portland General Electric Company
42,758,877
                         (owned by Portland General Corporation)

                                 Index



Page

Number


Part I.   Portland General Corporation and Subsidiaries
          Financial Information

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations
3

             Statements of Income
14

             Statements of Retained Earnings
14

             Balance Sheets
15

             Statements of Capitalization
16

             Statements of Cash Flow
17

             Notes to Financial Statements
18

             Portland General Electric Company and
             Subsidiaries Financial Information
24

Part II.  Other Information

             Item 1 - Legal Proceedings
29

             Item 6 - Exhibits and Reports on Form 8-K
29

          Signature Page
31

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


Financial and Operating Outlook

Utility

General Rate Filing

In late 1993 Portland General Electric Company (PGE or the Company) filed a general rate case with the Oregon Public Utility Commission
(PUC) requesting an increase in electric rates by an average of 5% to take effect January 1, 1995. PGE's request included a return on equity of 11.5% and 11.8% for the years 1995 and 1996 respectively, down from the current authorized return of 12.5%, and full recovery of the Trojan Nuclear Plant (Trojan) investment and decommissioning costs (see Portland General's and PGE's reports on Form
10-K for the period ended December 31, 1993 for additional background information regarding the rate request). Subsequently, Trojan Nuclear
Plant (Trojan) and cost of capital issues were bifurcated from non-
Trojan issues. In July 1994, PGE agreed to the PUC Staff's request to delay a final order addressing all rate case matters to no later than
March 31, 1995 in return for approval of a first quarter 1995 power cost deferral.

In September 1994, the PUC Staff issued its recommendation for Trojan and cost of capital issues. The PUC Staff recommended that PGE be allowed to earn a 10.4% return on equity. The PUC Staff also recommended that PGE be allowed to collect 80% of its remaining investment in Trojan and that PGE recover all of its anticipated decommissioning costs. The PUC Staff presented other alternatives with respect to PGE's recovery of its remaining investment in Trojan, ranging from zero to full recovery, but recommended 80% recovery.

If the PUC Staff's recommendation on Trojan were the ultimate outcome of the regulatory process, PGE estimates that it could record a loss of up to approximately
$50 million. Hearings are scheduled to begin in early
December 1994
and an order on all rate case matters is expected to be issued no later than March 31, 1995.

On November 11, 1994, PGE and the PUC staff agreed to enter into a stipulation addressing PGE's and the PUC Staff's joint recommendation to the PUC on all outstanding cost of capital issues in PGE's general rate filing. The stipulation will recommend an 11.6% return on equity for PGE for the years 1995 and 1996.

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


Trojan Related Issues

Shutdown - In early 1993, PGE ceased commercial operation of Trojan as recommended in PGE's Least Cost Plan (LCP).

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Decommissioning - The Company's current estimated cost to
decommission
Trojan has increased $7 million to $417 million (comprised of
$351
million of dismantlement costs and $66 million of transition costs)
reflected in nominal dollars (actual dollars expected to be spent in
each year).  The increase in the estimated cost of
decommissioning
reflects a refinement in the timing and scope of certain
dismantlement
activities and lower anticipated transition costs.  Stated in
1993
dollars the current estimate
is virtually unchanged from the previous estimate of $289 million. The decommissioning cost estimate includes the cost of planning, removal and burial of irradiated equipment and facilities as required by the Nuclear
Regulatory Commission (NRC); building demolition and non-radiological site remediation; and spent nuclear fuel management costs including licensing, surveillance and transition costs. Transition costs, which are now estimated at $66 million for the period 1994 through 1998 inclusive, are the costs associated with operating and maintaining the spent fuel pool and securing the plant until dismantlement can begin.
While most decommissioning costs will utilize funds from PGE's
Nuclear
Decommissioning Trust (NDT), transition costs will continue to be paid from current operating funds.

The decommissioning plan is based on a site-specific
decommissioning
cost estimate performed for Trojan by an experienced
decommissioning
engineering firm.  The updated estimate assumes that the majority of
decommissioning activities will occur between 1997 and 2000, beginning
with the removal of certain large plant components, while
construction of
a temporary dry spent fuel storage facility is taking place. Decommissioning of the temporary dry spent fuel storage facility and final non-radiological site remediation activities will occur in
2018
after PGE completes shipment of spent fuel to a United States Department of Energy (USDOE) facility. As of September 30, 1994 the Company has expensed approximately $9 million in transition costs for 1994. Annual transition costs are estimated to be $10 million to $15 million per year through 1998. In addition, since plant closure the Company has spent $3 million on decommissioning planning and related activities reducing the remaining decommissioning liability, including transition costs, to $405 million.

PGE plans to submit a formal decommissioning plan to the NRC and Energy
Facility Siting Council of Oregon (EFSC) in late 1994. The NRC and EFSC rules require the plan be submitted before January 23, 1995.

The updated decommissioning estimate reflects PGE's current plan to accelerate the removal of some of Trojan's large components, which is expected to result in overall decommissioning cost savings.
Since the
Company plans to begin this work in 1994, prior to receiving NRC and
EFSC approval of its formal decommissioning plan, specific approval will be obtained from EFSC. Request for this approval was filed with EFSC on
July 7, 1994. Legal challenges have been filed in opposition to the planned early removal of some of Trojan's large components. Additionally, PGE has requested NRC approval for the use of PGE's NDT funds for removal of large components. Assumptions used to develop the site-specific cost estimate for decommissioning represent the best information PGE has currently. The Company is continuing to evaluate various options which could change the timing and scope of decommissioning activities and expects any future changes in estimated decommissioning costs to be incorporated in future revenues to be collected from customers.

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


Investment Recovery - In its general rate filing PGE requested continued recovery of Trojan plant costs, including decommissioning. See the
General Rate Filing discussion above for further details regarding the rate case proceedings.

LCP analysis assumed that continued recovery of the Trojan plant investment, including future decommissioning costs, would be granted by the
PUC. Regarding the authority of the PUC to grant recovery, the Oregon
Department of Justice (Attorney General) issued an opinion that the PUC may allow rate recovery of total plant costs, including operating expenses, taxes, decommissioning costs, return of capital invested in the plant and return on the undepreciated investment. While the Attorney General's opinion does not guarantee recovery of costs associated with the shutdown, it does clarify that under current law the
PUC has authority to allow recovery of such costs in rates.

PGE asked the PUC to resolve certain legal and policy questions regarding the statutory framework for future ratemaking proceedings related to the recovery of the Trojan investment and decommissioning costs. On August 9, 1993 the PUC issued a declaratory ruling agreeing with the Attorney General's opinion discussed above. The ruling also stated that the PUC will favorably consider allowing PGE to recover in rates some or all of its return on and return of its undepreciated investment in Trojan, including decommissioning costs, if PGE meets certain conditions. PGE believes that its general rate filing provides evidence that satisfies the conditions established by the PUC. In early
1994, appeals of the PUC's declaratory ruling related to the recovery of the Trojan investment and decommissioning costs were filed in Marion
County Circuit Court (see Legal Proceedings for further discussion of legal challenges to the declaratory ruling).

Management believes that the PUC will grant future revenues to cover all, or substantially all, of Trojan plant costs with an appropriate return. However, future recovery of the Trojan plant investment and future decommissioning costs requires PUC approval in a public regulatory process. Although the PUC has allowed PGE to continue, on an interim basis, collection of these costs in the same manner as prescribed in the Company's last general rate proceeding, the PUC has not previously addressed recovery of costs related to a prematurely retired plant when the decision to close the plant was based upon a least cost planning process. Due to uncertainties inherent in a public process, management cannot predict, with certainty, whether all, or substantially all, of the $348 million Trojan plant investment and $347 million of decommissioning charges (to be collected through future rates) will be recovered. Management believes the ultimate outcome of this public regulatory process will not have a material adverse effect on the financial condition, liquidity or capital resources of Portland
General. However, it may have a material impact on the results of operations for a future reporting period.

SCE Complaint - In early August 1994, Southern California Edison
(SCE)
filed a complaint claiming PGE's decision to close Trojan violated the terms of a long-term firm power sales and exchange agreement entered into in 1986. The 25-year contract is for 75 megawatts of firm energy and capacity, plus a 225 megawatt seasonal exchange.

SCE contends that PGE appointed itself liquidator of a
substantial
portion of its assets under the general bankruptcy default
provision of
the
                                    5

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


contract. SCE is seeking termination of the agreement and damages, including a return of payments made to PGE from the date of PGE's alleged default (approximately $30 million).

Under the agreement SCE is obligated to pay to PGE a reservation fee for
system capacity, seasonal exchange and other services equal to
$16.9
million annually.  SCE continues to make these payments.

The Company will vigorously defend itself and believes it will succeed in the defense of these claims (see Legal Proceedings for additional information).


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

In accordance with Oregon law, collection of the following deferrals is subject to PUC review of PGE's reported earnings, adjusted for the regulatory treatment of unusual and/or non-recurring items, as well as the determination of an appropriate rate of return on equity for a given review period.

In August 1993, the PUC authorized PGE to defer, for later collection,
50% of the incremental replacement power costs incurred from July
1,
1993 through March 31, 1994. The PUC granted the lower deferral rate to reflect expected nuclear operating cost savings. In total, $49 million of revenues were recorded. The earnings review for this deferral will cover a April 1,
1993 through March 31, 1994 review period. The PUC has approved PGE's request to delay this earnings review to June 30, 1995 to coincide with the timing of the review of the first quarter 1995 power cost deferral
(see discussion below). This will result in a concurrent review of
PGE's earnings for these separate deferral periods.

In September 1994, the PUC approved PGE's request to defer, for later
collection, 40% of incremental power costs incurred from January
1, 1995
through March 31, 1995, or until a PUC order in the general rate case,
if earlier.  The amount of revenues PGE would be allowed to
collect is
the lesser of the recorded deferral, PGE's requested increase or the
same level of revenue as if new rates had become effective
January 1,
1995.  In addition, an earnings review will be filed by June 30,
1995
using an April 1, 1994 through March 31, 1995 review period for amounts deferred under this order.

In September 1994, PGE filed an application to defer, for later collection, 40% of incremental power costs from October 1, 1994 until
December 31, 1994.  PGE expects action on this application by the end of March 1995.
                                    6

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

                Synopsis of Power Cost Deferrals

Period Covered        Deferral  Earnings                Amounts
                      Rate      Review           Deferred
Collected

December 4, 1992 -    80%       Approved (1)    $52 million   $7
million
March 31, 1993                                    (4)(a)

July 1, 1993 -        50%       Mid-1995 (2)    $54 million
N/A
March 31, 1994                                    (4)(b)

October 1, 1994 -    Pending    Pending             N/A
N/A
December 31, 1994

January 1, 1995 -     40%       Mid-1995 (3)        N/A
N/A
March 31, 1995

  (1)  Approved for collection which began on 4/1/94.
  (2) Subject to earnings review for the period 4/1/93 through 3/31/94 to be filed on June 30, 1995.
  (3) Subject to earnings review for the period 4/1/94 through 3/31/95 to be filed on June 30, 1995.
  (4) Includes accrued interest of (a) $8 million and (b) $5 million.



Power Supply

Restoration of Salmon Runs - The Snake River chinook salmon has been listed as a threatened species and the Snake River sockeye salmon has been listed as endangered under the federal Endangered Species Act. The
National Marine Fisheries Service proposed minor changes to current river operations in a draft recovery plan. In April 1994, a U.S. District Court judge rejected the draft recovery plan. In May 1994, the federal government ordered a temporary spilling of water over the Columbia and Snake River dams in an attempt to increase the number of salmon that survive their downriver trip to the Pacific Ocean. This emergency spill was halted in July 1994.

PGE purchases power from many sources including the mid-Columbia dams.
Reductions in the amount of water allowed to flow through the dams' turbines reduce the amount and increase the cost of power available to purchase on a non-contract or secondary basis. The attempt to improve fish passage by releasing more water from the reservoirs in the spring and summer could mean less water available in the fall and winter when the demand for electricity in the Pacific Northwest is the highest.
This could lead to higher costs for hydro power and the need to run more expensive gas- and coal-fired plants.


Fuel Supply

PGE has entered into agreements with two U.S. and one Canadian gas supplier for firm purchases of approximately 54,000 MMBtu/day of natural gas for the

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

months October 1, 1994 through February 28, 1995. The Canadian agreement is for a fixed price and PGE has entered into hedging transactions on the remaining two agreements to reduce exposure to increases in gas prices.
The result of these transactions is to lock in a fixed price for approximately 60% of the expected fuel needed to operate the Beaver gas-fired plant during the winter period.



Customer Growth and Revenues

During the third quarter of 1994
approximately 2,600 retail customers were added to PGE's service territory. For the twelve-months ended September 30, 1994,
10,000 retail customers were added. PGE's weather-adjusted retail energy sales through the third quarter of 1994 were 3.1% higher than energy sales for the same period in 1993. Greatest growth was experienced in the commercial and manufacturing sectors which realized a combined load growth of 3.8% for the year.
Residential load grew 2.0%. The Company expects 1994 load growth to be approximately 2.6%.


Seasonality

PGE's retail sales peak in the winter, therefore, quarterly earnings are not necessarily indicative of results to be expected for fiscal year
1994.


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

Regarding the class action suit, in May 1994 the U.S. District Court for the District of Utah (the Court) issued an order dismissing the claims filed by the plaintiffs against Portland General, Holdings and the
Portland General affiliated individuals for common law fraud and negligent misrepresentation, primary liability for violations of the federal securities laws and secondary liability for aiding and abetting and conspiracy to violate the federal securities laws. The order permanently dismisses the secondary liability claims.  The Court stated that it will
consider an amendment to the complaint with regard to the other claims.
                                    8

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


Results of Operations

Portland General Electric company, an electric utility company and
Portland General's principal operating subsidiary, accounts for substantially all of Portland General's assets, revenues and net income.
The following discussion focuses on utility operations, unless noted.


1994 Compared to 1993 for the Three Months Ended September 30

Portland General earned $12 million or $0.24 per share for the third quarter of 1994, compared with $6 million or $0.13 per share in 1993.
Nuclear cost savings, continued customer growth and increased wholesale sales made positive contributions to 1994 operating results. However, increased earnings were chiefly the result of lower income tax expense.
Before tax operating income declined $6 million primarily due to narrower margins on retail and wholesale sales and slight increases in non-nuclear operating costs.

Retail sales were strong for the quarter, with megawatt-hour sales increasing 5% over last year due to the addition of more than 2,600 new customers to PGE's system and hot summer weather. Wholesale megawatt-hour sales increased 72% due to demand from northwest utilities and
PGE's ability to acquire Desert Southwest and northern California power through its ownership share in the Pacific Northwest Intertie. However, wholesale and retail margins narrowed as a result of a more competitive wholesale market and poor hydro conditions which contributed to an increase in average power costs.

Variable power costs rose due to greater wholesale and retail demand and the replacement of an 18% decrease in PGE hydro generation.
PGE's total

system load increased by 10% for the
period.  Solid performance by PGE's thermal
plants, such as the Beaver gas-fired
facility, which more than
                                    9

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations



doubled its prior
year's output, allowed the Company to
generate 52% of its system load, offsetting the need to acquire more costly purchased power.

Operating revenues for 1993 include $12
million in accrued revenues related to
PGE's power cost deferral in effect during the period.

Operating expenses (excluding variable power costs and depreciation) declined $3 million or 4%. The Company realized $6 million in nuclear operating cost savings due to fewer personnel at Trojan. During the third quarter of 1994, $3 million of nuclear operating costs were expensed. Slight increases in certain non-nuclear operating costs partially offset the realized nuclear cost savings.

Income tax expense decreased $11 million. 1993 income tax expense includes approximately $7 million related to the retroactive increase in the federal tax rate and adjustments to consolidated tax items.
The
remaining decrease in 1994 income tax expense was caused by lower taxable income.


1994 Compared to 1993 for the Nine Months Ended September 30

Portland General earned $75 million or $1.51 per share for the nine months ended September 30, 1994, compared with $56 million or $1.19 per share for the 1993 period. Nuclear cost savings, increased wholesale sales, lower income tax expense and income from discontinued operations resulted in increased 1994 earnings. Excluding discontinued operations,
1994 earnings would have been $69 million.

Current year retail sales were boosted by hot summer weather and consistent retail customer growth, which helped offset the effects of warmer than normal winter weather. During 1994 PGE sold 78% more wholesale energy than in 1993. PGE's access to the Northwest Intertie, coupled with active marketing efforts, enabled the Company to respond to increased demand for wholesale energy from California and northwest utilities. Retail and wholesale margins narrowed due to more competitive prices in wholesale markets, increased wheeling costs driven by an October 1993 rate increase by BPA, and higher average power costs caused by poor hydro conditions in the Northwest.

Poor regional water conditions contributed to an increase in average
variable power costs, which rose to 19.1 mills per kilowatt-hour
(10
mills = 1 cent) in 1994 from 18.7 mills per kilowatt-hour in 1993. PGE hydro generation fell 22.5%. Additionally, PGE system load increased
6.5% causing PGE to rely more heavily upon PGE thermal plant generation.
Good performance of PGE's thermal plants and favorable gas prices allowed PGE to meet increased demand and avoid the higher cost of secondary power
purchases.
                                    10

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


Operating revenues in 1994 include $18 million in first quarter accrued revenues versus $48 million in accrued revenues in 1993 relating to power cost deferrals in effect during each of the respective periods (see Power
Cost Recovery in the Financial and Operating Outlook section above).

The decrease in accrued revenues was offset by significant nuclear cost savings. Due to fewer personnel at Trojan, nuclear operating costs declined $30 million in 1994, resulting in a 12% decrease in operating expenses (excluding variable power costs and depreciation). During the nine months ended September 30, 1994, $9 million of nuclear operating costs were expensed compared to $39 million in the prior year.

Income tax expense decreased $6 million due to a retroactive increase in the federal tax rate in 1993, and year-to-date adjustments for consolidated tax items also recorded in 1993.

The Company recorded a $2 million gain, after tax, on the sale of nonutility property which is included in other income in 1994.

The divestiture of real estate holdings resulted in $6 million, after tax, of previously recorded real estate reserves which were restored to income in the second quarter of 1994.


1994 Compared to 1993 for the Twelve Months Ended September 30

Portland General earned $108 million or $2.19 per share for the twelve months ended September 30, 1994, compared with $95 million or $2.02 per share for the 1993 period. Excluding discontinued operations, earnings for 1994 would have been approximately $102 million. Excluding the effects of Trojan steam generator repair costs of $11 million, after tax, which were restored to 1992 calendar earnings (and included in the 1993 twelve month period), 1993 earnings would have been $84 million.

Operating revenues rose $31 million and variable power costs increased
$75 million in 1994 resulting in a $44 million decline in operating income. This decline is primarily the result of higher average variable power costs.

The increase in operating revenues is primarily due to a 25% rise in wholesale revenues.

Average variable power costs increased to 19.6 mills from 18.1 mills, reflecting increased power purchases and thermal generation to replace hydro and low-cost nuclear generation. Due to poor

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


water
conditions, PGE
hydro generation decreased 470,574 megawatt-hours or 20%.  During the
1993

period, Trojan supplied 640,902 megawatt-hours or 3% of PGE's total system load at an average cost of 4.7 mills per kilowatt-hour.

Operating expenses (excluding variable
power costs and depreciation) declined $53 million in the 1994 period. This was primarily due to $56 million in nuclear operating cost savings.

Depreciation, decommissioning and
amortization rose 21% as a result of the capitalization of $18 million ($11 million, after tax) of steam generator repair costs in the 1993 period as discussed above.

Income tax expense decreased $15 due to lower taxable income, the recording of a retroactive increase in the federal tax rate in 1993, and year-to-date adjustments for consolidated tax items also recorded in
1993.

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

Portland General received $15.4 million in dividends from PGE during the third quarter of 1994 and $2.4 million in proceeds from the issuance of shares of common stock under its Dividend Reinvestment and Optional Cash
Payment Plan.


Portland General Electric Company

Cash Provided by Operations

Operations are the primary source of cash used for day to day operating needs of PGE and funding of construction activities. PGE also obtains cash from external borrowings, as needed.

A significant portion of cash from operations comes from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash.  The $3 million increase in cash flow from
operations,
when comparing third quarter 1994 to third quarter 1993, is
primarily
due to collection of accrued revenues recorded in prior periods, partially offset by a $20 million prepayment made to the IRS (see below).
                                    12

             Portland General Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


Future cash requirements may be affected by the ultimate outcome of the
IRS audit of PGE's 1985 WNP-3 abandonment loss deduction. The IRS has issued a statutory notice of tax deficiency, which Portland General is contesting, related to its examination of Portland General's 1985 tax return. In September 1994, PGE made a $20 million prepayment to the IRS to mitigate interest cost exposure, if any, related to the alleged tax deficiency. The prepayment is refundable with interest should PGE prevail (see Note 4, Income Taxes, for further information).

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

Investing Activities

PGE invests in facilities for generation, transmission and distribution of electric energy and for energy efficiency investments. Estimated capital expenditures for 1994 are expected to be $250 million. Approximately $183 million has been expended for capital projects, including energy efficiency investments, through September 30, 1994.

PGE continues to fund an external trust for the future costs of Trojan decommissioning. Funding began in March 1991. Currently PGE funds
$11 million each year. As of September 30, 1994, the fund had a current market value of $56 million which was invested in investment-grade tax-exempt bonds. Upon approval from the NRC these funds will become available to PGE for use in the removal of some of Trojan's large components, in addition to other future dismantlement activities.

Financing Activities

Third quarter 1994 financing activities include the issuance of
$30
million of three year notes at 6.75% maturing September 15, 1997 and $45
million of seven year notes at 7.40% maturing September 15, 2001.

Proceeds were used to fund PGE's construction program.

The issuance of additional preferred stock and First Mortgage Bonds requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First
Mortgage Bonds. As of September 30, 1994, PGE could issue $470 million of preferred stock and $420 million of additional First Mortgage Bonds.

Graph Descriptions

Page 8
             Quarterly Increase in Retail Customers

              Increase in                  Increase in
              Residential          Commercial and Industrial
Quarter/Year    Customers                    Customers
2Q 92                1839                                427
3Q 92                2272                                376
4Q 92                2927                                380
1Q 93                2025                                275
2Q 93                1697                                429
3Q 93                2802                                446
4Q 93                2775                                563
1Q 94                2986                                390
2Q 94                2476                                550
3Q 94                2219                                454


Page 10
                          Gross Margin
                  12 Months Ending September 30
                          1992           1993           1994
Net Variable Power           6             11             14
Retail Revenues             48             52             51

(Net variable power costa are variable power less wholesale revenues)


Page 11
                       Operating Expenses
                  12 Months Ending September 30
                                  Millions of Dollars
                          1992           1993           1994
Operating Costs            335            311            258
Variable Power             232            277            353
Depreciation               117            102            123


Page 11
                      PGE Electricity Sales
                  12 Months Ending September 30
                                      Billions of KWhs
                          1992           1993           1994
Residential                6.2            6.7            6.6
Commercial                 5.8            5.9            6.2
Industrial                 3.6            3.7            3.8
Wholesale                  3.1            1.6            2.4



                                         Portland General
Corporation and Subsidiaries

                                           Consolidated
Statements of Income for the
                         Three Months, Nine Months and Twelve
Months Ended September30, 1994 and 1993

(Unaudited)

                                           Three Months Ended

      Nine Months Ended            Twelve Months Ended
                                              September 30

        September 30                  September 30
                                            1994          1993

      1994          1993            1994         1993


    (Thousands of Dollars)


Operating Revenues                        $214,180     $209,160

    $694,304      $678,228       $962,905      $932,197
Operating Expenses
   Purchased power and fuel                 83,732       71,141

     248,549       207,350        352,912       277,480
   Production and distribution              15,282       16,661

      46,295        56,251         63,620        80,736
   Maintenance and repairs                  12,267       12,392

      35,495        44,958         45,857        70,379
   Administrative and other                 24,836       25,245

      72,562        76,441         96,442       106,094
   Depreciation, decommissioning and
    amortization                            31,331       30,526

      92,579        91,431        123,366       102,012
   Taxes other than income taxes            12,057       12,824

      39,144        42,705         52,169        54,035
                                           179,505      168,789

     534,624       519,136        734,366       690,736
Operating Income Before
 Income Taxes                               34,675       40,371

     159,680       159,092        228,539       241,461

Income Taxes                                 6,008       16,645

      42,885        48,915         61,490        76,917
Net Operating Income                        28,667       23,726

     116,795       110,177        167,049       164,544

Other Income (Deductions)

   Interest expense                        (18,951)     (17,463)

     (53,870)      (53,288)       (71,384)      (71,283)
   Allowance for funds used
    during construction                      1,243          151

       2,507           539          2,753         2,048
   Preferred dividend requirement - PGE     (2,583)      (2,988)

      (8,217)       (9,057)       (11,206)      (12,125)
   Other - net of income taxes               3,511        2,923

      11,330         7,862         14,218        12,306

Income from Continuing
 Operations                                 11,887        6,349

      68,545        56,233       101,430        95,490

Discontinued Operations
  Gain on disposal of real estate
   operations - net of income
   taxes of $4,226                               -            -

       6,472             -          6,472             -

Net Income                                $ 11,887     $  6,349

    $ 75,017      $ 56,233       $107,902      $ 95,490

Common Stock
   Average shares outstanding           50,285,669   47,458,575

  49,706,398    47,352,130     49,166,616    47,287,240
   Earnings per average share
     Continuing operations                   $0.24        $0.13

       $1.38         $1.19          $2.06         $2.02
     Gain on disposal of real
      estate operations                          -            -

        0.13             -           0.13             -

   Earnings per average share                $0.24        $0.13

       $1.51         $1.19          $2.19         $2.02

   Dividends declared per share              $0.30        $0.30

       $0.90         $0.90          $1.20         $1.20


                                      Consolidated Statements of
Retained Earnings for the
                         Three Months, Nine Months and Twelve
Months Ended September 30, 1994 and 1993

(Unaudited)

                                           Three Months Ended

      Nine Months Ended            Twelve Months Ended
                                              September 30

        September 30                  September 30
                                            1994          1993

      1994          1993            1994         1993
                                          (Thousands of Dollars)


Balance at Beginning of Period            $113,427     $ 71,240

    $ 81,159      $ 50,481       $ 62,957      $ 27,222
Net Income                                  11,887        6,349

      75,017        56,233        107,902        95,490
ESOP Tax Benefit & Amortization of
   Preferred Stock Premium                    (484)        (390)

      (1,280)       (1,132)        (1,672)       (3,000)
                                           124,830       77,199

     154,896       105,582        169,187       119,712

   Dividends Declared on
     Common Stock                           15,094       14,242

      45,160        42,625         59,451        56,755
   Balance at End of Period               $109,736     $ 62,957

    $109,736      $ 62,957       $109,736      $ 62,957


[FN]
The accompanying notes are an integral part of these consolidated statements.


                                         Portland General
Corporation and Subsidiaries

                              Consolidated Balance Sheets as of
September 30, 1994 and December 31, 1993



      (Unaudited)


      September 30           December 31


          1994                  1993


             (Thousands of Dollars)


                     Assets

Electric Utility Plant - Original Cost
  Utility plant (includes Construction Work in Progress of $132,507 and $46,679)

       $2,525,630            $2,370,460
  Accumulated depreciation

         (950,654)             (894,284)


        1,574,976             1,476,176
  Capital leases - less amortization of $25,253 and $23,626

           12,065                13,693


        1,587,041             1,489,869

Other Property and Investments
  Leveraged leases

          154,217               155,618
  Net assets of discontinued real estate operations

           10,966                31,378
  Trojan decommissioning trust, at market value

           56,320                48,861
  Corporate Owned Life Insurance, less loan of $19,619 in 1994

            58,146                72,612
  Other investments

           27,462                29,552


          307,111               338,021
Current Assets
  Cash and cash equivalents

           17,563                 3,202
  Accounts and notes receivable

           79,620                91,641
  Unbilled and accrued revenues

          147,494               133,476
  Inventories, at average cost

           45,231                46,534
  Prepayments and other

           37,318                22,128


          327,226               296,981

Deferred Charges
  Unamortized regulatory assets
    Trojan abandonment - Plant

          348,280               366,712
    Trojan abandonment - Decommissioning

          347,207               355,718
    Trojan other

           65,927                66,387
    Income taxes recoverable

          219,457               228,233
    Debt reacquisition costs

           32,919                34,941
    Energy efficiency programs

           52,499                39,480
    Other

           31,101                33,857
  WNP-3 settlement exchange agreement

          174,482               178,003
  Miscellaneous

           21,592                21,126


        1,293,464             1,324,457


       $3,514,842            $3,449,328

           Capitalization and Liabilities

Capitalization
  Common stock

       $  188,579            $  178,630
  Other paid-in capital

          558,721               519,058
  Unearned compensation

          (14,585)              (19,151)
  Retained earnings

          109,736                81,159


          842,451               759,696

  Cumulative preferred stock of subsidiary
     Subject to mandatory redemption

           50,000                70,000
     Not subject to mandatory redemption

           69,704                69,704
  Long-term debt

          902,302               842,994


        1,864,457             1,742,394

Current Liabilities
  Long-term debt and preferred stock due within one year

           22,971                51,614
  Short-term borrowings

          112,090               159,414
  Accounts payable and other accruals

           83,953               109,479
  Accrued interest

           21,718                18,581
  Dividends payable

           18,063                17,657
  Accrued taxes

           56,961                25,601


          315,756               382,346

Other
  Deferred income taxes

          664,717               660,248
  Deferred investment tax credits

           57,760                60,706
  Regulatory reserves

          119,315               120,410
  Trojan decommissioning reserve and misc. closure costs

          405,474               407,610
  Miscellaneous

           87,363                75,614


        1,334,629             1,324,588


       $3,514,842            $3,449,328


[FN]
The accompanying notes are an integral part of these consolidated balance sheets.


                                                  Portland
General Corporation and Subsidiaries

                                                    Consolidated
Statements of Capitalization
                                                  as of September
30, 1994 and December 31, 1993




   (Unaudited)


   September 30                December 31


       1994                       1993


            (Thousands of Dollars)


Common Stock Equity
  Common stock, $3.75 par value per share,
   100,000,000 shares authorized, 50,318,723
    and 47,634,653 shares outstanding

   $  188,579                   $  178,630
  Other paid-in capital - net

      558,721                      519,058
  Unearned compensation

      (14,585)                     (19,151)
  Retained earnings

      109,736                       81,159


      842,451   45.2 %             759,696   43.6 %

Cumulative Preferred Stock
  Subject to mandatory redemption
    No par value, 30,000,000 shares authorized
      7.75% Series, 300,000 shares outstanding

       30,000                       30,000
    $100 par value, 2,500,000 shares authorized
      8.10% Series, 300,000 and 500,000 shares outstanding

       30,000                       50,000
       Current sinking fund

      (10,000)                     (10,000)


       50,000    2.7                70,000    4.0

  Not subject to mandatory redemption
      7.95% Series, 298,045 shares outstanding

       29,804                       29,804
      7.88% Series, 199,575 shares outstanding

       19,958                       19,958
      8.20% Series, 199,420 shares outstanding

       19,942                       19,942


       69,704    3.7                69,704    4.0
Long-Term Debt
  First mortgage bonds
    Maturing 1994 through 1999
      4-3/4% Series due April 1, 1994

            -                        8,119
      4.70% Series due March 1, 1995

        3,045                        3,220
      5-7/8% Series due June 1, 1996

        5,216                        5,366
      6.60% Series due October 1, 1997

       15,363                       15,363
      Medium-term notes - 5.65%-9.27%

      251,000                      242,000
    Maturing 2001 through 2005 - 6.47%-9.07%

      210,845                      166,283
    Maturing 2021 through 2023 - 7 3/4%-9.46%

      195,000                      195,000
  Pollution control bonds
    Port of Morrow, Oregon, variable rate
     (Average 2.3% for 1993), due 2013
     through 2016

       23,600                       23,600
    City of Forsyth, Montana, variable rate
     (Average 2.4% for 1993), due 2013

      118,800                      118,800
      Amount held by trustee

       (8,495)                      (8,537)
    Port of St. Helens, Oregon, due 2010 and 2014
     (Average variable 2.2%-2.4% for 1993)

       51,600                       51,600
  Medium-term notes maturing 1994 through 1996 - 7.23%-8.09%

       37,500                       50,000
  Capital lease obligations

       12,065                       13,693
  Other

         (266)                         101


      915,273                      884,608
  Long-term debt due within one year

      (12,971)                     (41,614)


      902,302   48.4               842,994   48.4

           Total capitalization

   $1,864,457  100.0 %          $1,742,394  100.0 %


[FN]
The accompanying notes are an integral part of these consolidated statements.

16

                                                  Portland
General Corporation and Subsidiaries

                                                   Consolidated
Statements of Cash Flow for the
                                  Three Months, Nine Months and
Twelve Months Ended September 30, 1994 and 1993


(Unaudited)

                                                        Three
Months Ended        Nine Months Ended       Twelve Months Ended

September 30             September 30             September 30

                                                         1994

  1993         1994        1993         1994        1993


                   (Thousands of Dollars)

Cash Provided (Used) By -
Operations:
  Net Income                                           $ 11,887
$  6,349     $  75,017   $  56,233    $  107,902  $  95,490
  Adjustments to reconcile net income
   to net cash provided by operations:
    Depreciation and amortization                        25,442

 22,039        70,596      67,535        92,810     82,187
    Amortization of WNP-3 exchange agreement              1,174

  1,123         3,521       3,367         4,643      4,781
    Amortization of deferred charges - Trojan Plant       5,844

  5,601        17,900      17,543        24,372     17,543
    Amortization of deferred charges - Trojan Decomm.     2,805

  2,805         8,415       8,415        11,220      8,415
    Amortization of deferred charges - Trojan Other         581

    576         1,741       1,738         2,317      2,843
    Amortization of deferred charges - other               (339)

  1,513         2,547       3,791         5,469      4,330
    Deferred income taxes - net                           7,075

 20,042        19,607      42,180        38,513     57,944
    Other noncash income                                   (296)

   (658)         (954)     (1,551)       (1,329)    (2,280)
  Changes in working capital:
    (Increase) Decrease in receivables                    2,029

(16,241)       (1,555)    (26,806)      (47,586)   (68,662)
    (Increase) Decrease in inventories                    2,661

   (804)        1,303      (1,007)       17,327      1,909
    Increase (Decrease) in payables                      27,886

 19,804         9,277     (13,890)       (6,670)   (17,395)
    Other working capital items - net                   (29,261)

 (7,644)      (23,157)      2,522       (13,206)    14,693
  Gain from discontinued operations                           -

      -        (6,472)          -        (6,472)         -
  Deferred items                                          5,622

  2,073         5,378      (1,666)         (130)   (11,617)
  Miscellaneous - net                                     6,258

  2,400        13,573       6,011        25,290     10,529
                                                         69,368

 58,978       196,737     164,415       254,470    200,710

Investing Activities:
  Utility construction - new resources                  (20,482)

(11,239)      (72,967)    (11,239)      (90,394)   (11,239)
  Utility construction - other                          (33,179)

(25,754)      (94,587)    (73,134)     (123,145)  (118,945)
  Energy efficiency programs                             (5,757)

 (4,334)      (15,789)    (10,458)      (23,480)   (13,521)
  Rentals received from leveraged leases                  6,469

  3,229        19,351      14,058        20,823     15,286
  Trojan decommissioning trust                           (2,805)

 (2,805)       (8,415)     (8,415)      (11,220)   (11,220)
  Other investments                                      (2,310)

   (779)       (4,637)     (2,848)      (12,552)    (6,776)
                                                        (58,064)

(41,682)     (177,044)    (92,036)     (239,968)  (146,415)
Financing Activities:
  Short-term debt - net                                 (48,458)

 (6,109)      (47,324)    (11,515)      (17,073)    39,113
  Borrowings from Corporate Owned Life Insurance              -

      -        19,619           -        19,619          -
  Long-term debt issued                                  75,000

 75,000        75,000     252,000        75,000    252,000
  Long-term debt retired                                (34,112)

(73,871)      (45,577)   (267,186)      (58,377)  (282,936)
  Repayment of nonrecourse borrowings for
   leveraged leases                                      (4,804)

 (2,288)      (16,865)    (12,030)      (17,930)   (13,007)
  Preferred stock retired                                     -

      -       (20,000)     (3,600)      (20,000)    (3,600)
  Common stock issued                                     2,479

  2,222        47,685       7,164        50,041      9,466
  Dividends paid                                        (15,044)

(14,209)      (44,754)    (42,610)      (58,994)   (56,703)
                                                        (24,939)

(19,255)      (32,216)    (77,777)      (27,714)   (55,667)
Net Cash Provided By (Used In)
  Continuing Operations                                 (13,635)

 (1,959)      (12,523)     (5,398)      (13,212)    (1,372)
Discontinued Operations                                    (181)

  1,526        26,884       3,355        26,129       (631)
Increase (Decrease) in Cash and
 Cash Equivalents                                       (13,816)

   (433)       14,361      (2,043)       12,917     (2,003)
Cash and Cash Equivalents at the Beginning
 of Period                                               31,379

  5,079         3,202       6,689         4,646      6,649
Cash and Cash Equivalents at the End
 of Period                                             $ 17,563

$ 4,646     $  17,563    $  4,646     $  17,563  $   4,646


Supplemental disclosures of cash flow information
   Cash paid during the period:
     Interest                                          $ 12,488
$ 15,738     $  45,426   $  54,262     $  65,425  $  72,392
     Income taxes                                         2,100

  5,140        20,339      15,510        17,088     23,985



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

The settlement, however, did not resolve the Boardman/Intertie gain issue, which the parties continue to litigate. PGE's position is that
28% of the gain should be allocated to customers. The 1987 rate order allocated 77% of the gain to customers over a 27-year period.
PGE has
fully reserved this amount, which is being amortized over a 27-year period in accordance with the 1987 rate order. The unamortized gain,
$119 million at September 30, 1994, is shown as "Regulatory reserves" on the balance sheet.

             Portland General Corporation and Subsidiaries

                     Notes to Financial Statements
                              (Unaudited)


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

             Portland General Corporation and Subsidiaries

                     Notes to Financial Statements
                              (Unaudited)

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


Note 4

Income Taxes

The IRS has issued a statutory notice of tax deficiency, which Portland
General is contesting, related to its examination of PGE's 1985 tax return. The IRS has proposed to disallow PGE's 1985 WNP-3 abandonment loss deduction on the premise that it is a taxable exchange. Portland
General disagrees with this position and will take appropriate action to defend its deduction. Management believes that it has appropriately provided for probable tax adjustments and is of the opinion that the ultimate disposition of this matter will not have a material adverse impact on the financial condition of Portland General.


Note 5

Trojan Nuclear Plant

Shutdown - In early 1993, PGE ceased commercial operation of Trojan as recommended in PGE's Least Cost Plan (LCP).

Decommissioning - PGE's current estimated cost to decommission
Trojan
has been increased $7 million to $417 million (comprised of $351 million
of dismantlement costs and $66 million of transition costs)
reflected in
nominal dollars (actual dollars expected to be spent in each year).  The
increase in the estimated cost of decommissioning reflects a refinement
in
                                    20

             Portland General Corporation and Subsidiaries

                     Notes to Financial Statements
                              (Unaudited)


the timing and scope of certain dismantlement activities and lower anticipated transition costs. Stated in 1993 dollars, the current estimate is virtually unchanged from the previous estimate of $289 million. The decommissioning cost estimate includes the cost of planning, removal and burial of irradiated equipment and facilities as required by the Nuclear
Regulatory Commission (NRC); building demolition and non-radiological site remediation; and spent nuclear fuel management costs including licensing, surveillance and transition costs. Transition costs, which are now estimated at $66 million for the period 1994 through 1998 inclusive, are the costs associated with operating and maintaining the spent fuel pool and securing the plant until dismantlement can begin.
While most decommissioning costs will utilize funds from PGE's
Nuclear
Decommissioning Trust (NDT), transition costs will continue to be paid from current operating funds.

The decommissioning plan is based on a site-specific
decommissioning
cost estimate performed for Trojan by an experienced
decommissioning
engineering firm.  The updated estimate assumes that the majority of
decommissioning activities will occur between 1997 and 2000, beginning
with the removal of certain large plant components while
construction of
a temporary dry spent fuel storage facility is taking place. Decommissioning of the temporary dry spent fuel storage facility and final non-radiological site remediation activities will occur in
2018
after PGE completes shipment of spent fuel to a United States Department of Energy (USDOE) facility. As of September 30, 1994 PGE has expensed approximately $9 million in transition costs for 1994. Annual transition costs are estimated to be $10 million to $15 million per year through 1998. In addition, since plant closure PGE has spent $3 million on decommissioning planning and related activities reducing the remaining decommissioning liability, including transition costs, to $405 million.

PGE plans to submit a formal decommissioning plan to the NRC and Energy
Facility Siting Council of Oregon (EFSC) in late 1994. The NRC and EFSC rules require the plan be submitted before January 23, 1995.

The updated decommissioning estimate reflects PGE's current plan to accelerate the removal of some of Trojan's large components which is expected to result in overall decommissioning cost savings.
Since PGE
plans to begin this work in 1994, prior to receiving NRC and EFSC approval of its formal decommissioning plan, specific approval will be obtained from EFSC. Request for this approval was filed with EFSC on
July 7, 1994 (see Legal Proceedings for discussion of legal challenges of PGE's plan to accelerate the removal of some of Trojan's large components). Additionally, PGE has requested NRC approval for the use of PGE's NDT funds for removal of large components. Assumptions used to develop the site-specific cost estimate for decommissioning represent the best information PGE has currently. PGE is continuing to evaluate various options which could change the timing and scope of decommissioning activities and expects any future changes in estimated decommissioning costs to be incorporated in future revenues to be collected from customers.

Investment Recovery - In its general rate filing PGE requested
continued
recovery of Trojan plant costs, including decommissioning (see
Note 5, Trojan Nuclear Plant, in Portland General's and PGE's
reports on Form 10-Q
                                    21

             Portland General Corporation and Subsidiaries

                     Notes to Financial Statements
                              (Unaudited)


for the period ended March 31, 1994 for
further details regarding the rate case proceedings).

LCP analysis assumed that continued recovery of the Trojan plant investment, including future decommissioning costs, would be granted by the PUC. Regarding the authority of the PUC to grant recovery, the
Oregon Department of Justice (Attorney General) issued an opinion that the PUC may allow rate recovery of total plant costs, including operating expenses, taxes, decommissioning costs, return of capital invested in the plant and return on the undepreciated investment.

While
the Attorney General's opinion does not guarantee recovery of costs associated with the shutdown, it does clarify that under current law the
PUC has authority to allow recovery of such costs in rates.

PGE asked the PUC to resolve certain legal and policy questions regarding the statutory framework for future ratemaking proceedings related to the recovery of the Trojan investment and decommissioning costs. On August 9, 1993 the PUC issued a declaratory ruling agreeing with the Attorney General's opinion discussed above. The ruling also stated that the PUC will favorably consider allowing PGE to recover in rates some or all of its return on and return of its undepreciated investment in Trojan, including decommissioning costs, if PGE meets certain conditions. PGE believes that its general rate filing provides evidence that satisfies the conditions established by the PUC.
In early
1994, appeals of the PUC's declaratory ruling related to the recovery of the Trojan investment and decommissioning costs were filed in Marion
County Circuit Court (see Legal Proceedings in Portland General's and
PGE's reports on Form 10-Q for the period ended March 31, 1994 for further discussion of legal challenges to the declaratory ruling).

Management believes that the PUC will grant future revenues to cover all, or substantially all, of Trojan plant costs with an appropriate return. However, future recovery of the Trojan plant investment and future decommissioning costs requires PUC approval in a public regulatory process. Although the PUC has allowed PGE to continue, on an interim basis, collection of these costs in the same manner as prescribed in PGE's last general rate proceeding, the PUC has not previously addressed recovery of costs related to a prematurely retired plant when the decision to close the plant was based upon a least cost planning process. Due to uncertainties inherent in a public process, management cannot predict, with certainty, whether all, or substantially all, of the $348 million Trojan plant investment and $347 million of decommissioning charges (to be collected through future rates) will be recovered. Management believes the ultimate outcome of this public regulatory process will not have a material adverse effect on the financial condition, liquidity or capital resources of Portland General.
However, it may have a material impact on the results of operations for a future reporting period.

             Portland General Corporation and Subsidiaries

                     Notes to Financial Statements
                              (Unaudited)

Note 6

Commitments

PGE has entered into agreements with two U.S. and one Canadian gas supplier for firm purchases of approximately 54,000 MMBtu/day of natural gas for the months October 1, 1994 through February 28, 1995.
This
represents

approximately 60% of the estimated fuel needed for the planned operation of the Beaver natural gas plant for the period. The Canadian agreement is for a fixed price and PGE has entered into hedging transactions on the remaining two agreements resulting in a fixed price for these natural gas supplies. The estimated cost of these agreements based on the hedged price is approximately $15 million.

           Portland General Electric Company and Subsidiaries

              Financial Statements and Related Information



                           Table of Contents




                                                            Page
                                                           Number

Management Discussion and Analysis of
 Financial Condition and Results of Operations *              3

Financial Statements                                         25

Notes to Financial Statements **                             18







 * The discussion is substantially the same as that disclosed by Portland General and, therefore, is incorporated by reference to information provided on the page number listed above.

** The notes are substantially the same as those disclosed by Portland General and are incorporated by reference to the information provided on the page number shown above.

(CAPTION>
                                                Portland General
Electric Company and Subsidiaries

                                                     Consolidated
Statements of Income for the
                                   Three Months, Nine Months and
Twelve Months Ended September 30, 1994 and 1993


 (Unaudited)

                                              Three Months Ended

          Nine Months Ended           Twelve Months Ended
                                                 September 30

            September 30                 September 30
                                              1994          1993

         1994         1993            1994          1993


       (Thousands of Dollars)


Operating Revenues                           $213,897
$208,444        $693,342      $676,470       $961,403
$929,512

Operating Expenses
  Purchased power and fuel                     83,732
71,141         248,549       207,350        352,912       277,480

  Production and distribution                  15,282
16,661          46,295        56,251         63,620        80,737

  Maintenance and repairs                      12,267
12,392          35,494        44,958         45,856        70,379

  Administrative and other                     25,013
24,626          71,425        75,003         94,830       103,062

  Depreciation, decommissioning and
   amortization                                31,257
30,475          92,345        91,189        123,054       101,655

  Taxes other than income taxes                12,073
12,835          39,092        42,644         52,124        53,824

  Income taxes                                  6,789
12,748          49,180        49,665         71,005        80,460

                                              186,413
180,878         582,380       567,060        803,401
767,597

Net Operating Income                           27,484
27,566         110,962       109,410        158,002       161,915


Other Income (Deductions)
  Allowance for equity funds used
   during construction                              -
- -               -             -              -           226
  Other                                         5,286
3,241          15,565        10,241         17,095        10,403
  Income taxes                                 (1,831)
(474)         (4,970)       (2,704)        (6,268)        1,285
                                                3,455
2,767          10,595         7,537         10,827        11,914

Interest Charges
  Interest on long-term debt and other         15,706
15,459          45,551        46,715         60,653        62,419

  Interest on short-term borrowings             1,669
723           3,979         2,383          5,039         3,174
  Allowance for borrowed funds used
   during construction                         (1,243)
(151)         (2,507)         (539)        (2,753)       (1,822)
                                               16,132
16,031          47,023        48,559         62,939        63,771


Net Income                                     14,807
14,302          74,534        68,388        105,890       110,058


Preferred Dividend Requirement                  2,583
2,988           8,217         9,057         11,206        12,125

Income Available for Common Stock            $ 12,224     $
11,314        $ 66,317      $ 59,331       $ 94,684      $ 97,933



                                      Consolidated Statements of
Retained Earnings for the
                         Three Months, Nine Months and Twelve
Months Ended September 30, 1994 and 1993

(Unaudited)

                                              Three Months Ended

          Nine Months Ended           Twelve Months Ended
                                                 September 30

            September 30                 September 30
                                               1994          1993

          1994         1993            1994          1993

(Thousands of Dollars)


Balance at Beginning of Period               $201,808
$176,811        $179,297      $165,949       $169,529
$147,422
Net Income                                     14,807
14,302          74,534        68,388        105,890       110,058

ESOP Tax Benefit & Amortization of
  Preferred Stock Premium                        (484)
(390)         (1,280)       (1,132)        (1,672)       (3,000)
                                              216,131
190,723         252,551       233,205        273,747
254,480


Dividends Declared
  Common Stock                                 12,828
18,206          43,614        54,619         61,821        72,826

  Preferred Stock                               2,583
2,988           8,217         9,057         11,206        12,125
                                               15,411
21,194          51,831        63,676         73,027        84,951



Balance at End of Period                     $200,720
$169,529        $200,720      $169,529       $200,720
$169,529





[FN]
The accompanying notes are an integral part of these consolidated statements.

                                   Portland General Electric
Company and Subsidiaries

                          Consolidated Balance Sheets as of
September 30, 1994 and December 31, 1993




       (Unaudited)


       September 30          December 31


           1994                 1993


             (Thousands of Dollars)


                               Assets

Electric Utility Plant - Original Cost
  Utility plant (includes Construction Work in Progress of $132,507 and $46,679)

       $2,525,630              $2,370,460
  Accumulated depreciation

         (950,654)               (894,284)


        1,574,976               1,476,176
  Capital leases - less amortization of $25,253 and $23,626

           12,065                  13,693


        1,587,041               1,489,869
Other Property and Investments
  Trojan decommissioning trust, at market value

           56,320                  48,861
  Corporate Owned Life Insurance, less loan of $19,619 in 1994

            35,016                  52,008
  Other investments

           25,041                  25,706


          116,377                 126,575

Current Assets
  Cash and cash equivalents

            6,887                   2,099
  Accounts and notes receivable

           74,577                  85,169
  Unbilled and accrued revenues

          147,494                 133,476
  Inventories, at average cost

           45,231                  46,534
  Prepayments and other

           36,388                  20,646


          310,577                 287,924

Deferred Charges
  Unamortized regulatory assets
    Trojan abandonment - Plant

          348,280                 366,712
    Trojan abandonment - Decommissioning

          347,207                 355,718
    Trojan other

           65,927                  66,387
    Income taxes recoverable

          219,457                 228,233
    Debt reacquisition costs

           32,919                  34,941
    Energy efficiency programs

           52,499                  39,480
    Other

           31,101                  33,857
  WNP-3 settlement exchange agreement

          174,482                 178,003
  Miscellaneous

           19,486                  18,975


        1,291,358               1,322,306


       $3,305,353              $3,226,674

                               Capitalization and Liabilities

Capitalization
  Common stock equity

       $  816,293              $  747,197
  Cumulative preferred stock
     Subject to mandatory redemption

           50,000                  70,000
     Not subject to mandatory redemption

           69,704                  69,704
  Long-term debt

          872,302                 802,994


        1,808,299               1,689,895

Current Liabilities
  Long-term debt and preferred stock due within one year

           15,471                  41,614
  Short-term borrowings

          110,447                 129,920
  Accounts payable and other accruals

           83,967                 111,647
  Accrued interest

           21,457                  17,139
  Dividends payable

           15,702                  21,486
  Accrued taxes

           64,603                  27,395


          311,647                 349,201

Other
  Deferred income taxes

          530,998                 534,194
  Deferred investment tax credits

           57,760                  60,706
  Regulatory reserves

          119,315                 120,410
  Trojan decommissioning reserve and misc. closure costs

          405,474                 407,610
  Miscellaneous

           71,860                  64,658


        1,185,407               1,187,578


       $3,305,353              $3,226,674



[FN]
The accompanying notes are an integral part of these consolidated balance sheets.

                                   Portland General Electric
Company and Subsidiaries

                                        Consolidated Statements
of Capitalization
                                     as of September 30, 1994 and
December 31, 1993





  (Unaudited)


 September 30                December 31


     1994                       1993


          (Thousands of Dollars)


Common Stock Equity
  Common stock, $3.75 par value per share, 100,000,000 shares authorized, 42,758,877 and 40,458,877 shares outstanding

    $  160,346                $  151,721
  Other paid-in capital - net

       469,078                   433,978
  Unearned compensation

       (13,851)                  (17,799)
  Retained earnings

       200,720                   179,297


       816,293     45.1 %        747,197     44.2 %

Cumulative Preferred Stock
  Subject to mandatory redemption
    No par value, 30,000,000 shares authorized
      7.75% Series, 300,000 shares outstanding

        30,000                    30,000
    $100 par value, 2,500,000 shares authorized
      8.10% Series, 300,000 and 500,000 shares outstanding

        30,000                    50,000
       Current sinking fund

       (10,000)                  (10,000)


        50,000       2.8          70,000       4.2

  Not subject to mandatory redemption
      7.95% Series, 298,045 shares outstanding

        29,804                    29,804
      7.88% Series, 199,575 shares outstanding

        19,958                    19,958
      8.20% Series, 199,420 shares outstanding

        19,942                    19,942


        69,704       3.9          69,704       4.1

Long-Term Debt
  First mortgage bonds
    Maturing 1994 through 1999
      4-3/4% Series due April 1, 1994

             -                     8,119
      4.70% Series due March 1, 1995

         3,045                     3,220
      5-7/8% Series due June 1, 1996

         5,216                     5,366
      6.60% Series due October 1, 1997

        15,363                    15,363
      Medium-term notes - 5.65%-9.27%

       251,000                   242,000
    Maturing 2001 through 2005 - 6.47%-9.07%

       210,845                   166,283
    Maturing 2021 through 2023 - 7 3/4%-9.46%

       195,000                   195,000
  Pollution control bonds
    Port of Morrow, Oregon, variable rate
     (Average 2.3% for 1993), due 2013

        23,600                    23,600
    City of Forsyth, Montana, variable rate
     (Average 2.4% for 1993), due 2013
     through 2016

       118,800                   118,800
      Amount held by trustee

        (8,495)                   (8,537)
    Port of St. Helens, Oregon, due 2010 and 2014
     (Average variable 2.2%-2.4% for 1993)

        51,600                    51,600
  Capital lease obligations

        12,065                    13,693
  Other

          (266)                      101


       877,773                   834,608
  Long-term debt due within one year

        (5,471)                  (31,614)


       872,302     48.2          802,994     47.5

           Total capitalization

    $1,808,299    100.0 %     $1,689,895    100.0 %







[FN]
The accompanying notes are an integral part of these consolidated statements.

                                      Portland General Electric
Company and Subsidiaries

                                         Consolidated Statements
of Cash Flow for the
                        Three Months, Nine Months and Twelve
Months Ended September 30, 1994 and 1993

(Unaudited)

                                                       Three
Months Ended        Nine Months Ended       Twelve Months Ended

September 30             September 30             September 30

                                                        1994

 1993         1994        1993         1994        1993


                  (Thousands of Dollars)

Cash Provided (Used) By -
Operations:
  Net Income                                          $ 14,807
$ 14,302     $  74,534   $  68,388    $ 105,890   $ 110,058
  Adjustments to reconcile net income to net
   cash provided by operations:
    Depreciation and amortization                       25,221

 22,060        70,363      67,509       92,572      82,127
    Amortization of WNP-3 exchange agreement             1,174

  1,123         3,521       3,367        4,643       4,781
    Amortization of deferred charges - Trojan Plant      5,844

  5,601        17,900      17,543       24,372      17,543
    Amortization of deferred charges - Trojan Decomm.    2,805

  2,805         8,415       8,415       11,220       8,415
    Amortization of deferred charges - Trojan Other        581

    576         1,741       1,738        2,317       2,843
    Amortization of deferred charges - other              (339)

  1,432         2,547       3,677        5,583       4,216
    Deferred income taxes - net                          6,592

 16,384        11,182      35,841       36,062      37,402
    Changes in working capital:
    (Increase) Decrease in receivables                   2,152

(16,491)       (2,985)    (22,138)     (48,278)    (63,918)
    (Increase) Decrease in inventories                   2,662

   (804)        1,303      (1,007)      17,327       1,908
    Increase (Decrease) in payables                     27,267

 20,709        13,846     (13,449)         707      (3,663)
    Other working capital items - net                  (28,498)

 (5,731)      (22,800)      3,991      (16,191)     15,936
  Deferred items                                         5,622

  2,137         5,378      (1,575)        (221)    (11,543)
  Miscellaneous - net                                    6,388

  5,243         9,089       9,394       15,564      13,397
                                                        72,278

 69,346       194,034     181,694      251,567     219,502

Investing Activities:
  Utility construction - new resources                 (20,482)

(11,239)      (72,967)    (11,239)     (90,394)    (11,239)
  Utility construction - other                         (33,179)

(25,754)      (94,587)    (73,134)    (123,145)   (118,946)
  Energy efficiency programs                            (5,757)

 (4,334)      (15,789)    (10,458)     (23,480)    (13,521)
  Trojan decommissioning trust                          (2,805)

 (2,805)       (8,415)     (8,415)     (11,220)    (11,220)
  Other investments                                       (451)

   (421)       (2,997)     (2,396)      (7,734)     (5,147)
                                                       (62,674)

(44,553)     (194,755)   (105,642)    (255,973)   (160,073)

Financing Activities:
  Short-term debt - net                                (39,897)

 (4,609)      (19,473)     (6,637)      17,019      36,344
  Borrowings from Corporate Owned Life Insurance             -

      -        19,619           -       19,619           -
  Long-term debt issued                                 75,000

 75,000        75,000     252,000       75,000     252,000
  Long-term debt retired                               (24,195)

(73,871)      (33,077)   (254,186)     (45,877)   (259,936)
  Preferred stock retired                                    -

      -       (20,000)     (3,600)     (20,000)     (3,600)
  Common stock issued                                        -

      -        41,055           -       41,055           -
  Dividends paid                                       (17,976)

(21,355)      (57,615)    (63,757)     (78,809)    (85,031)
                                                        (7,068)

(24,835)        5,509     (76,180)       8,007     (60,223)

Increase (Decrease) in Cash and
 Cash Equivalents                                        2,536

    (42)        4,788        (128)       3,601        (794)
Cash and Cash Equivalents at the Beginning
 of Period                                               4,351

  3,328         2,099       3,414        3,286       4,080
Cash and Cash Equivalents at the End
 of Period                                            $  6,887
$  3,286     $   6,887   $   3,286     $  6,887    $  3,286


Supplemental disclosures of cash flow information
   Cash paid during the year:
     Interest                                         $ 11,265
$ 13,948     $  41,030   $  48,564     $ 60,698    $ 65,959
     Income taxes                                        5,358

 16,518        30,818      34,371       13,689      48,329





[FN]
The accompanying notes are an integral part of these consolidated statements.

                     Portland General Corporation and
Subsidiaries

                              Part II.  Other Information



Item 1.  Legal Proceedings

For further information, see Portland General's report on Form
10-K for
the year ended December 31, 1993.

                                UTILITY

Southern California Edison Company (SCE) v. PGE, U.S. District Court for the District of Oregon
In early August 1994, Southern California Edison (SCE) filed a complaint in
Multnomah County Circuit Court in Portland, Oregon seeking termination of a 1986 long-term firm power sales and exchange agreement.

PGE removed the state court case to federal court in the United States District Court for the District of Oregon. SCE moved to remand the case to the Oregon state court. A decision on SCE's Motion to Remand is pending. On August 31, 1994, PGE filed a petition with FERC for a Declaratory Order and Motion for Summary Disposition regarding the issues raised by SCE's complaint. PGE has filed a motion in federal court to dismiss or stay the case pending resolution of PGE's petition at FERC.

Under the agreement, SCE is obligated to pay to PGE a reservation fee for
system capacity, seasonal exchange and other services equal to
$16.9
million annually.  SCE continues to make these payments.  SCE is seeking
termination of the agreement and damages, including a return of payments
made to PGE from the date of PGE's alleged default (approximately
$30
million).

Citizens' Utility Board of Oregon/Utility Reform Project v.
Public Utility Commission of Oregon, Marion County Circuit Court

In early 1994 the Citizens' Utility Board of Oregon and the Utility Reform Project appealed the Public Utility Commission of Oregon's (PUC) decision to deny reconsideration of the PUC's order in DR-10, the Declaratory Ruling regarding recovery of Trojan investment and decommissioning collection. In early November 1994, the court upheld the PUC's decision in DR-10 (see the Investment Recovery discussion of the Trojan Related
Issues in the Financial and Operating Outlook section for further details). The Court's decision is subject to appeal.

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

   Number   Exhibit                                     Page
     4      Forty-fourth Supplemental Indenture
             dated August 1, 1994                        32


    27      Financial Data Schedule - UT       Electronic Filing Only
            Portland General Corporation
                                            29

                     Portland General Corporation and
Subsidiaries

                              Part II.  Other Information


    27      Financial Data Schedule - UT    Electronic Filing Only
            Portland General Electric Company

b.  Reports on Form 8-K

September 15, 1994 - Item 5.  Other Events

In September the PUC Staff issued its recommendation for Trojan and cost of capital issues in PGE's general rate case.

September 30, 1994 - Item 5.  Other Events

In September the PUC approved PGE's July 1994 accounting application.

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









                          PORTLAND GENERAL CORPORATION
                          PORTLAND GENERAL ELECTRIC COMPANY
                                  (Registrants)




November 14, 1994             By    /s/ Joseph M. Hirko
                                    Joseph M. Hirko
                                 Vice President Finance,
                                 Chief Financial Officer,
                                 Chief Accounting Officer,
                                   and Treasurer