Form 10-K
period 1994-12-31
PORTLAND GENERAL ELECTRIC CO /OR/; PORTLAND GENERAL CORP /OR
filed 1995-03-06
CIK 784977, 79636

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
                                       FORM 10-K

    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
                          SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1994

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

Pacific Stock Exchange

  Portland General Electric Company
    None

Securities registered pursuant to Section 12(g) of the Act:
  Portland General Corporation
    None

  Portland General Electric Company,
    Cumulative Preferred Stock, par value $100 per share
    7.75% Series, Cumulative Preferred Stock, no par value

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of
Regulation S-K is not contained herein, and will not be
contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be
filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to
file such reports), and (2) has been subject to such filing
requirements for the past
90 days.         Yes   X      No       .

The aggregate market value of Portland General Corporation voting stock held by non-
affiliates of the registrant as of February 28, 1995 is
$1,031,163,041

The number of shares outstanding of the registrants' common
stocks as of February
28, 1995 are:
                   Portland General Corporation
50,609,229
                   Portland General Electric Company
42,758,877
                    (owned by Portland General Corporation)

                          Document Incorporated by Reference

The information required to be included in Part III hereof is incorporated by reference from Portland General Corporation's definitive proxy statement to be filed on or about March 27, 1995.


                               TABLE OF CONTENTS


       Page

Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .    4

PART I
      Item 1.  Business   . . . . . . . . . . . . . . . . . . . .
. . . .    5
                 Portland General Corporation   . . . . . . . . .
. . . .    5
                 Portland General Electric Company  . . . . . . .
. . . .    5
                 Portland General Holdings, Inc.  . . . . . . . .
. . . .   15

      Item 2.  Properties   . . . . . . . . . . . . . . . . . . .
. . . .   16

      Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . .
. . . .   17

      Item 4.  Submission of Matters to a Vote of Security
               Holders  . . . . . . . . . . . . . . . . . . . . .
. . . .   20

               Executive Officers of the Registrant   . . . . . .
. . . .   21

PART II
      Item 5.  Market for the Registrant's Common Equity and
               Related Stockholder Matters  . . . . . . . . . . .
. . . .   22

      Item 6.  Selected Financial Data  . . . . . . . . . . . . .
. . . .   23

      Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . .
. . . .   24

      Item 8.  Financial Statements and Supplementary Data  . . .
. . . .   33

      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure  . . . . . . .
. . . .   55

PART III
      Item 10. Directors and Executive Officers of the Registrant

 . . .   55

      Item 11. Executive Compensation   . . . . . . . . . . . . .
. . . .   55

      Item 12. Security Ownership of Certain Beneficial Owners
               and Management   . . . . . . . . . . . . . . . . .
. . . .   55

      Item 13. Certain Relationships and Related Transactions   .
. . . .   55

PART IV
      Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K  . . . . . . . . . . . . . . .
. . . .   56

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .   57

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .   60

Appendix - PGE Financial Information  . . . . . . . . . . . . . .
. . . .   65

                                   DEFINITIONS


The following abbreviations or acronyms used in the text and notes are defined below:

Abbreviations


 or Acronyms                         Term

Beaver  . . . . . . . . . . . . . . Beaver Combustion Turbine
Plant
Bethel  . . . . . . . . . . . . . . Bethel Combustion Turbine
Plant
Boardman  . . . . . . . . . . . . . Boardman Coal Plant
Bonneville Pacific  . . . . . . . . Bonneville Pacific
Corporation
BPA . . . . . . . . . . . . . . . . Bonneville Power
Administration
Centralia . . . . . . . . . . . . . Centralia Coal Plant
Colstrip  . . . . . . . . . . . . . Colstrip Units 3 and 4 Coal
Plant
Coyote Springs  . . . . . . . . . . Coyote Springs Generation
Project
CWDC  . . . . . . . . . . . . . . . Columbia Willamette
Development Company
CWL . . . . . . . . . . . . . . . . Columbia Willamette Leasing,
Inc.
DEQ . . . . . . . . . . . . . . . . Oregon Department of
Environmental Quality
EPA . . . . . . . . . . . . . . . . Environmental Protection
Agency
FASB  . . . . . . . . . . . . . . . Financial Accounting
Standards Board
FERC  . . . . . . . . . . . . . . . Federal Energy Regulatory
Commission
Financial Statements  . . . . . . . Refers to Financial
Statements of Portland General
                                    included in Part II, Item 8
of this report.
Holdings  . . . . . . . . . . . . . Portland General Holdings,
Inc.
Intertie  . . . . . . . . . . . . . Pacific Northwest Intertie
Transmission Line
IOUs  . . . . . . . . . . . . . . . Investor-Owned Utilities
IRS . . . . . . . . . . . . . . . . Internal Revenue Service
ITC . . . . . . . . . . . . . . . . Investment Tax Credits
kWh . . . . . . . . . . . . . . . . Kilowatt-Hour
MMBtu . . . . . . . . . . . . . . . Million British thermal units
MW  . . . . . . . . . . . . . . . . Megawatt
MWa . . . . . . . . . . . . . . . . Average megawatts
NRC . . . . . . . . . . . . . . . . Nuclear Regulatory Commission
PGE . . . . . . . . . . . . . . . . Portland General Electric
Company
PRP . . . . . . . . . . . . . . . . Potentially Responsible Party
PUC . . . . . . . . . . . . . . . . Oregon Public Utility
Commission
Portland General or PGC . . . . . . Portland General Corporation
Regional Power Act  . . . . . . . . Pacific Northwest Electric
Power Planning
                                    and Conservation Act
SFAS  . . . . . . . . . . . . . . . Statement of Financial
Accounting Standards
                                    issued by the FASB
Supply System . . . . . . . . . . . Washington Public Power
Supply System
Trojan  . . . . . . . . . . . . . . Trojan Nuclear Plant
Tule  . . . . . . . . . . . . . . . Tule Hub Services Company
USDOE . . . . . . . . . . . . . . . United States Department of
Energy
WNP-3 . . . . . . . . . . . . . . . Washington Public Power
Supply System Unit 3
                                    Nuclear Project
WSA . . . . . . . . . . . . . . . . WNP-3 Settlement Exchange
Agreement


                Part 1

Item 1.   Business

Portland General Corporation -
Holding Company

Portland General Corporation
(Portland General), an electric
utility holding company, was
organized in December 1985.  Portland
General Electric Company (PGE or the
Company), an electric utility company
and Portland General's principal
operating subsidiary, accounts for
substantially all of Portland
General's assets, revenues and net
income.  Portland General is also the
parent company of Portland General
Holdings, Inc. (Holdings), which
provides organizational separation
for Portland General's nonutility
businesses (see page 16).  Portland
General is exempt from regulation
under the Public Utility Holding
Company Act of 1935, except Section
9(a)(2) thereof relating to the
acquisition of securities of other
public utility companies.

As of December 31, 1994, Portland
General and its subsidiaries had
2,536 regular employees compared to
2,618 and 3,253 at December 31, 1993
and 1992, respectively.

Portland General Electric Company -
Electric Utility

General

PGE, incorporated in 1930, is an electric utility engaged in the generation, purchase, transmission, distribution, and sale of electricity in the State of Oregon. PGE also sells energy in the wholesale market to other utilities, primarily in the State of California. PGE's Oregon service area is 3,170 square miles, including 54 incorporated cities of which Portland and Salem are the largest, within a state-approved service area allocation of 4,070 square miles. PGE estimates that at the end of 1994 its service-area population was approximately
1.35 million, constituting approximately 45% of the state's population. At December 31, 1994 PGE served over 637,000 customers.


In early 1993 PGE ceased commercial operation of the Trojan Nuclear Plant (Trojan) of which it is a 67.5% owner. PGE is seeking to recover its investment in Trojan and the plant decommissioning costs in its electric rates. See Oregon Regulatory Matters below and Note 5,
Trojan Nuclear Plant, in the Notes to Financial Statements for further discussion.

Portland General Electric Company


                                Operating Revenues







PGE's operating revenues from customers peak during the winter
season.   The
following table summarizes operating revenues and kWh sales for the years ended
December 31:

                                   1994          1993
1992

Operating Revenues (thousands)
   Residential                     $360,651      $339,174
$311,213
   Commercial                       315,156       303,783
293,768
   Industrial                       147,347       147,274
137,901
   Public Street Lighting            11,205        11,002
10,998
      Tariff Revenues               834,359       801,233
753,880
      Accrued Revenues               10,644        57,160
12,053
   Retail                           845,003       858,393
765,933
   Wholesale                        105,911        79,035
108,793
   Other                              8,041         7,103
5,372
     Total Operating Revenues      $958,955      $944,531
$880,098

Kilowatt-Hours Sold (millions)
   Residential                        6,704         6,760
6,285
   Commercial                         6,142         5,885
5,737
   Industrial                         3,863         3,764
3,615
   Public Street Lighting                93            98

  99
     Retail                          16,802        16,507
15,736
     Wholesale                        2,701         1,599
2,739
       Total Kwh Sold                19,503        18,106
18,475


Improved wholesale sales, retail load growth and the pass through of a Bonneville Power Administration (BPA) price increase resulted in higher operating revenues for 1994.
These were partially offset by a decline in accrued revenues due to a $48 million decrease in power cost deferrals.

Total  kilowatt-hour  sales increased  a  total  of  8% supported by  PGE's  active wholesale marketing throughout the Western
United States and the availability of low
cost  power for  resale.   While commercial  and industrial
sales  remained strong,
residential sales were flat due to mild first quarter weather.


Portland General Electric Company

                  Regulation

PGE is subject to regulation by the Oregon
Public Utility Commission (PUC), which
consists of a three-member commission
appointed by the Governor.  The PUC approves
PGE's retail rates and establishes conditions of utility service. The PUC ensures that prices are fair and equitable and provides
PGE an opportunity to earn a fair return on its investment. In addition, the PUC regulates the issuance of securities and prescribes the system of accounts to be kept by Oregon utilities. PGE is also subject to the jurisdiction of the Federal Energy
Regulatory Commission (FERC) with regard to the transmission and sale of wholesale electric energy, licensing of hydroelectric projects and certain other matters.

Construction of new generating facilities requires a permit from the Energy Facility
Siting Council (EFSC).

The Nuclear Regulatory Commission (NRC)
regulates the licensing and decommissioning of nuclear power plants. In 1993 the NRC issued a possession-only license amendment to PGE's Trojan operating license. Trojan will be subject to NRC regulation until Trojan is fully decommissioned, all nuclear fuel is removed from the site and the license is terminated. The Oregon Department of Energy also monitors Trojan.

        Oregon Regulatory Matters

General Rate Filing

On November 8, 1993 PGE filed a general rate case with the PUC requesting an increase in electric prices by an average of 5.1% beginning January 1, 1995. PGE's request included a return on equity of 11.5% and 11.8% for the years 1995 and 1996, respectively, down from the prior authorized return of 12.5%, and full recovery of the Trojan investment and decommissioning costs.

In mid-1994 PGE and the PUC Staff reached settlement on the majority of non-Trojan issues.

In July 1994 PGE agreed to delay a final order addressing all rate case matters to no later than March 31, 1995 in return for approval of a first quarter 1995 power cost deferral. Recovery of power cost deferrals is addressed in separate rate proceedings (see discussion below).

On November 11, 1994 PGE and the PUC Staff stipulated to a joint recommendation to the PUC on all outstanding cost of capital issues including an 11.6% return on equity for 1995 and 1996.

The PUC Staff recommended
that PGE be allowed to recover 100% of Trojan decommissioning and transition costs and
85.9% of the remaining Trojan investment.
Hearings were held in January 1995 and PGE expects a rate order no later than March 31, 1995. See General Rate Filing discussion in
Management's Discussion and Analysis of Financial
Condition and Results of Operations for further details.

Trojan Replacement Power Cost Deferrals

PGE operates without a power cost adjustment provision which necessitates separate filings with the PUC to recover increases in power costs not reflected in current rates. The
PUC authorized PGE to defer, for later
collection, 80% of the incremental power costs incurred from December 4, 1992 to March
31, 1993 to replace power no longer generated by Trojan. The PUC authorized PGE to start collecting this power cost deferral over a three year period beginning in April 1994.

The PUC authorized PGE to defer, for later collection, 50% of the incremental power costs incurred from July 1, 1993 to March 31,
1994, subject to a review of PGE earnings.

The first quarter 1995 power cost deferral
(see General Rate Filing discussion above) authorizes PGE to defer, for later collection, 40% of the incremental power costs incurred from January 1, 1995 to March
31, 1995, subject to a review of PGE
earnings. PGE will file for recovery of this and its prior power cost deferral on June 30, 1995.

1993 Residential and Small Farm Customer
Price Increase

Under provisions of the Regional Power Act (RPA), PGE exchanges with BPA higher-cost power for lower-cost federal hydroelectric power and passes the benefits to residential and small farm customers.

In September 1993 the PUC approved PGE's request to raise its electricity prices to residential and small farm customers an average of 7.8%, or approximately $29 million in annual revenues, effective October 1, 1993. This allowed PGE to

Portland General Electric Company

pass through the BPA's nearly
16% price increase which reduced the power exchange credit to PGE's residential and small farm customers.

1992 Temporary Rate Increase

The PUC authorized PGE to recover a portion of the incremental power costs it incurred during Trojan's 1991 extended outage. PGE was allowed to recover 90% of the excess power costs incurred from November 1, 1991 until Trojan returned to service in early
March 1992. Revenue collections started on January 1, 1992, with commercial and industrial rates increasing 4.8% and residential rates increasing 0.6%. On April
7, 1992, the PUC approved the Company's
request to decrease the rate at which it was recovering excess power costs. Residential rates decreased by 0.5% while commercial and industrial rates decreased by 3.3%. Revenue collections were completed in June 1993. The
PUC's temporary rate increase order has been challenged by the Utility Reform Project.
See Item 3, Legal Proceedings.




Energy Efficiency

PGE and the PUC work together to provide the
appropriate financial incentives for PGE's
energy efficiency programs.  PGE is allowed a
return of and a return on energy efficiency program
expenditures.  PGE and the PUC also developed
the Share All Value Equitably (SAVE) program
to remove a financial disincentive and
encourage PGE to aggressively pursue cost-
effective energy efficiency measures.   SAVE
consisted of a lost revenue component, an energy efficiency investment true-up mechanism, and a shared savings incentive that rewards PGE with additional revenues for a portion of the difference between the equivalent cost of new generation and the cost of the energy efficiency measures. The shared savings component of the SAVE tariff can result in a penalty if the amount of energy savings falls short of the established benchmark levels. During the four years of the program, PGE exceeded benchmarks set by the PUC, and qualified programs achieved an annualized 55 average megawatts of saved energy.

SAVE, which began as a three-year tariff in 1991, was extended for 1994. A program for 1995 and beyond is being discussed with the PUC.

Litigation Settlement

In July 1990, PGE reached an out-of-court settlement with the PUC on two of three rate matters being litigated. PGE had sought judicial review of the three rate matters related to a 1987 general rate order.

The settlement did not resolve the issue related to the gain on PGE's sale of a portion of the Boardman Coal Plant (Boardman) and the Pacific Northwest Intertie transmission line (Intertie). PGE's position is that 28% of the gain should be allocated to customers. The 1987 rate order allocated
77% of the gain to customers over a 27-year period. In accordance with the
1987 rate order the unamortized gain, $119 million before taxes, at December 31, 1994, is being distributed as a reduction of customer revenue requirements.

On January 23, 1995 the Marion County Circuit
Court affirmed the PUC's decision in the 1987 rate order discussed above. PGE has sixty days from the date of the decision to appeal.

Least Cost Energy Planning

The PUC adopted Least Cost Energy Planning for all energy utilities in Oregon with the goal of selecting the mix of options that yields an adequate and reliable supply of energy at the least cost to the utilities and customers. "Demand side" options (e.g., conservation and load management) as well as traditional "supply side" options (e.g., generation and purchase of power) are evaluated. Although utility management continues to be fully responsible for decision-making, the process allows the PUC and the public to participate in resource

Portland General Electric Company


planning. Ratemaking decisions are not made in the planning process. However, participation by the PUC and the public may reduce the uncertainty regarding the ratemaking treatment of the acquisition of new resources. PGE will file its next Least
Cost Plan (LCP) in 1995.


        Competition and Marketing

The passage of the Energy Policy Act of 1992 (Energy
Act) fostered increased competition in the electric utility industry. Currently, wholesale markets are reflecting the greatest competitive challenges.
The Energy Act created new entrants in the wholesale market by facilitating the ownership and operation of generating facilities by exempt wholesale generators (which may include independent power producers as well as affiliates of electric utilities). The Energy Act also authorized
FERC to require a utility to provide transmission service for other entities generating electric energy for sale or resale. In addition, the Energy Act granted states the authority to adopt retail wheeling, the transmission by an electric utility of electric power from another supplier to a customer located within the utilities service area. Certain states, including California, are considering proposals which would allow customers to select their electricity provider. The
Oregon PUC has not yet considered similar measures.

Retail Competition and Marketing

PGE operates within a state-approved service area and is substantially free from direct retail competition with other electric utilities.
However, a local natural gas utility competes with PGE for residential and commercial customers' space and water heating.
Additionally, industrial and commercial
customers have become more aggressive in managing their energy costs.

PGE is working to be the energy expert and utility of choice for its retail customers.
A key initiative is PGE's Power Smart Program which is targeted at residential and commercial customers. It includes a program which offers home buyers high energy efficiency homes built with the use of construction techniques and materials specifically designed to minimize the impact of construction on the environment, programs to influence market growth through high value electrical applications and managing capacity demand through load shaping, an Energy Resource Center to provide customers with technical assistance and training for energy-related business issues, and a joint program with the Oregon Superintendent of Public Instruction and other utilities to develop a curriculum to encourage teachers, students, and parents to use energy more efficiently in their homes.

Wholesale Competition and Marketing

PGE's generating resources, coupled with its transmission rights on the Pacific Northwest
Intertie (Intertie) provides the Company with flexibility to buy and sell power in California, the desert Southwest, the Northwest and Canada.

The ability to make wholesale energy sales depends on the availability and price of surplus power, access to transmission systems, changing prices of fossil fuels, competition from alternative suppliers, and the demand for power by other parties.

The Intertie is a transmission line with a total capacity of 4,800 megawatts that links winter-peaking northwest utilities with summer-peaking wholesale customers in the South. PGE has scheduling capability for 850 megawatts on the Intertie and 100 megawatts of scheduling capability on BPA's DC Intertie.

The federal Energy Act established competition in bulk power generation as national policy. FERC can now order wholesale transmission of electric power, called wholesale wheeling. Wholesale wheeling allows independent power producers, utilities, and brokers with little or no generating capacity to market power over wide geographic areas. Ownership of 950 megawatts of transmission rights secures the Company's presence in the increasingly competitive wholesale market by providing access to power and wholesale customers beyond PGE's service territory.

               Power Supply

PGE's decision in January 1993 to immediately cease operation of Trojan (see Note 5, Trojan
Nuclear Plant in the Notes to Financial Statements) ended 17 years of operation during which the plant provided 745 megawatts of capacity, and supplied about one quarter of PGE's annual energy requirements.

PGE is replacing this output and meeting new load growth with a mix of energy purchases, new generating resources and demand-side programs.

Portland General Electric Company


Generating Capability

PGE's existing hydroelectric, coal-fired and gas-fired plants are key economic resources for the Company providing 1,911 megawatts of generating capability. PGE's lowest-cost producers are its eight hydroelectric projects on the Clackamas, Sandy, Deschutes, and Willamette rivers in Oregon.

The gas-fired Beaver Combustion Turbine Plant
(Beaver) set operating records in 1994,
providing 13% of PGE's energy requirements at a cost competitive with the Company's spot market purchases. The Boardman Coal-Fired
Plant (Boardman) also set records in 1994, operating at an 86% capacity factor.

Purchased Power

PGE relies on long-term power contracts with four hydro projects on the mid-Columbia River which provide PGE with 667 megawatts. PGE also purchases surplus energy, primarily hydro-generated, from other Pacific Northwest utilities with firm contracts for 1,377 megawatts ranging in term from one to 22 years. In addition, PGE has long-term exchange contracts with summer-peaking
California utilities to help meet its winter-peaking requirements.

PGE has a total of 2,299 megawatts of firm capacity to serve PGE's peak loads. PGE also has access to surplus energy in the spot market, called secondary energy, which is utilized to meet customers' needs when it is economical to do so, and to provide replacement energy during plant outages.

Reserve Margin

Reserve margin is the amount of firm resource capacity in excess of customer demand during a period of peak loads. Based on its generating plants and firm purchased power contracts in place as of December 31, 1994, capacity available to PGE compared with historical peak loads is:


     Source:                    Megawatts
     Hydro plants                   610

     Coal-fired plants              651
     Gas-fired plants               650
     Firm power purchases         2,299
       contracts

          Total                   4,210


     Peak Load:

     System record (Dec. 1990)    3,698
     1994 peak (February)         3,332


Year in Review

PGE generated 47% of its load requirements in 1994 compared with 42% in 1993. Firm and secondary purchases met the remaining load.

Below average precipitation in some parts of the Columbia River basin reduced the availability of inexpensive hydro power on the secondary market in 1994. Regional water conditions were about 71% of normal.
However, mild weather, increased
thermal-unit production, and lower gas prices mitigated the effect of poor water conditions.

Portland General Electric Company




















1995 Outlook

The early predictions of water conditions indicate they will be about 95% of normal.
While this should improve PGE hydro
generation, efforts to restore salmon runs on the Columbia and Snake Rivers may affect the supply and price of purchased power (see the Restoration of Salmon Runs discussion below).




















Commercial operation of The Coyote Springs
Generation Project (Coyote Springs), a 220 megawatt cogeneration facility being constructed near Boardman, Oregon is planned for
late 1995. See Item 3, Legal Proceedings for discussion of legal challenges to the development of Coyote Springs.

Even with the addition of Coyote Springs, PGE will continue to purchase power in 1995 and beyond.
Price and supply of power purchases will continue to be of particular importance.
Adequate supplies of secondary energy are expected to be available to meet customer demand.
The Company will proceed with obtaining required site permits for potential new generating resources but does not anticipate new construction in the foreseeable future.

Restoration of Salmon Runs - Several species of Snake River salmon are protected as threatened under the Endangered Species Act (ESA). In an attempt to save the endangered fish the federal government has taken emergency actions that have reduced the amount of electricity generated at the Columbia and Snake River dams. In January 1995 the National Marine
Fisheries Service (NMFS) released, for public comment, a draft plan calling for altering the management of federal dams and reservoirs in the Columbia River basin in order to protect dwindling salmon stocks. The plan proposes to boost river flows while young salmon are migrating which reduces the water available for hydropower generation. NMFS is empowered by the ESA to require salmon-protection measures by the Bureau of Reclamation and the Army Corps of Engineers, the agencies which operate the federal dams on the river.

The Columbia river and its tributaries
produce nearly two thirds of the electricity used in the region. PGE purchases power from many sources, including the mid-Columbia dams. Reductions in the amount of water allowed to flow through the dams' turbines reduces generation and increases the cost of power available to purchase on a non-contract or secondary basis. The attempt to improve fish passage by releasing more water from the reservoirs in the spring and summer could mean less water available in the fall and winter, when the demand for electricity in the Pacific
Northwest is the highest. This could lead to higher power costs.

By utilizing its transmission system to
increase seasonal power exchanges with
California and the Southwest PGE could
partially offset the cost of reduced hydro generation on the Columbia and Snake Rivers.
California energy demand peaks in

Portland General Electric Company


the summer, while the Pacific Northwest demand peaks in winter. Furthermore, PGE is less vulnerable to operational changes on the Columbia and Snake
Rivers' hydro projects because of its base of thermal generating resources.

PGE's fish biologists are working with state and federal agencies to ensure that PGE's hydro operations located on several Columbia
River tributaries are compatible with the survival of wild salmon and other wildlife.
PGE does not expect the ESA process to
significantly impact its own hydro
generation.

                Fuel Supply

Coal

Boardman.  PGE has an agreement to
supply coal to Boardman through the year
2000. The agreement does not require a minimum amount of coal to be purchased. PGE did not take deliveries under this agreement during 1994 but utilized several short and medium term contracts to supply coal for Boardman generation. Coal purchased in 1994 contained less than 0.5% of sulfur by weight and emitted less than the EPA allowable limit of
1.2 pounds of sulfur dioxide per million
British thermal units (MMBtu) when burned.
The coal is from both surface mining
operations and underground operations, each subject to federal, state, and local regulations. Coal is delivered to Boardman by railroad.

Colstrip. Coal for Units 3 and 4, located in southeastern Montana, is provided under contract with Western Energy Company, a wholly-owned subsidiary of Montana Power
Company. The contract provides that the coal delivered will not exceed a maximum sulfur content of 1.5% by weight. The Colstrip plant has sulfur dioxide removal equipment to allow operation in compliance with EPA's source performance emission standards.

Centralia. Coal for Units 1 and 2, located in southwestern Washington, is provided under contract with PacifiCorp doing business as PacifiCorp Electric Operations. Most of
Centralia's coal requirements are expected to be provided under this contract.


About one quarter of PGE's firm resources comes from coal-fired plants:

                            PGE's %             Sulfur
Type of Pollution
        Plant          Ownership and MWs       Content
Control Equipment
       Boardman, OR       65%; 330 MW            0.4%
Electrostatic precipitators
       Centralia, WA      2.5%; 33 MW            0.6%
Electrostatic precipitators
       Colstrip, MT       20%; 288 MW            0.7%
Scrubbers and precipitators


Natural Gas

In addition to the agreements discussed below the Company utilizes short-term agreements and spot-market purchases to secure transportation capacity and gas supplies sufficient to fuel plant operations.

Beaver.  PGE owns 90% of a pipeline which directly connects
Beaver to Northwest Pipeline (NWP), an
interstate gas pipeline operating between
British Columbia and New Mexico. PGE presently has access to 30,000 MMBtu per day of firm capacity on NWP or enough to operate Beaver at approximately a 30% capacity. The contracted firm capacity on NWP increases to 76,000 MMBtu per day in late 1995 or enough to operate Beaver at approximately 70% capacity.

Coyote Springs.  During 1994 PGE took
assignment of existing firm transportation capacity on the interconnected systems of various suppliers sufficient to deliver
41,000 MMBtu per day of natural gas from Alberta, Canada to Coyote Springs. This service should be sufficient to fuel 100% of plant operations and will start in late 1995 when the plant is expected to come on-line. In late 1995 PGE will begin purchasing under two-year contracts for the supply of natural gas to Coyote Springs at a 75 percent load factor.

Portland General Electric Company



          Environmental Matters

PGE operates in a state recognized for
environmental leadership.  PGE's
environmental stewardship policy emphasizes minimizing waste in its operations, minimizing environmental risk and promoting energy efficiency.

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

Air/Water Quality

Congress passed amendments to the Clean Air
Act (Act) in 1990 that will renew and
intensify national efforts to reduce air pollution. Significant reductions in emissions of sulfur dioxide, nitrogen oxide and other contaminants will be required over the next several years. Coal-fired plant operations will be affected by these emission limitations.

Federal implementing standards under the Act are being drafted at the present time. State governments are also charged with monitoring and administering certain portions of the Act. Each state is required to set guidelines that at least equal the federal standards.

In 1993, the EPA issued its final allocation of emission allowances. Boardman was assigned sufficient allowances to operate after the year 2000 at a 60 to 67% capacity factor without having to further reduce emissions or to buy additional credits.
Centralia will be required to reduce
emissions by the year 2000 and the owners are examining several options such as installing scrubbers, converting to lower-sulfur coal or natural gas, or purchasing emission allowances. It is not anticipated that Colstrip will be required to reduce emissions because it utilizes scrubbers. However, future legislation, if adopted, could affect plant operations and increase operating costs or reduce coal-fired capacity.

Boardman's air contaminant discharge permit, issued by the DEQ, has no restrictions on plant operations. This permit expired in 1994 and is being renewed in 1995. Plant operations have not been affected as a result of this routine renewal process.

The water pollution control facilities permit for Boardman expired in May 1991. The DEQ is processing the permit application and renewal is expected. In the interim, Boardman is permitted to continue operating under the terms of the original permit. The waste-water discharge permit for Beaver was approved in 1994.

DEQ air contaminant discharge permits for the combustion turbine generators at Bethel expire in 1995 but are expected to be replaced by new permits during the year.
The current permits allow unrestricted plant operations during the day. Due to noise limitations only one unit may operate at night. The combustion turbines are allowed to operate on either natural gas or oil.

PGE has developed an emergency oil spill response plan for the fuel oil storage tanks and unloading dock at Beaver. This plan has been submitted to the Coast Guard, EPA and DEQ in compliance with new federal and state oil spill regulations. The plan includes employee training and the acquisition of clean up equipment.

Environmental Clean Up

PGE is involved with others in environmental clean up of PCB contaminants at various sites as a potentially responsible party (PRP).
The clean up effort is considered complete by the PRP's at several sites which are awaiting consent orders from the appropriate regulatory agencies. Future clean-up costs associated with these sites are not expected to be material.

Portland General Electric Company



               Human Resources

As of December 31, 1994, PGE had 2,502
regular employees, including 164 employees at Trojan. This compares to 2,577 and 3,157 regular PGE employees at December 31, 1993 and 1992, respectively.

Portland General Holdings, Inc. - Nonutility
Businesses

General

Portland General Holdings, Inc. (Holdings) is a wholly-owned subsidiary of Portland General and is the parent company of Portland
General's subsidiaries presently engaged in leveraged leasing and administrative services for electric futures trading. Holdings has provided organizational separation from PGE and financial flexibility and support for the operation of non-utility businesses. The assets and businesses of Holdings are its investments in its subsidiaries.


Leasing

Columbia Willamette Leasing

Columbia Willamette Leasing (CWL) acquires and leases capital equipment on a leveraged basis. During 1994 and 1993, CWL made no new investments in leveraged leases. CWL's investment portfolio consists of six commercial aircraft, two container ships,
5,500 containers, coal, tank, and hopper railroad cars, a truck assembly plant, an acid treatment facility, and a wood chipping facility, totaling $153 million of net investment.
No new investments are expected or
planned for the foreseeable future.


Electricity Trading Administrative
Services

Tule Hub Services Company (Tule)

Tule, incorporated in Oregon during 1994, was created to provide administrative services to facilitate the trading of electric futures at the California-Oregon border. Tule is modeled after similar companies in the crude oil and natural gas industries which evolved as a result of deregulation and trading of related futures contracts.


Independent Power

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

Code.  Holdings has instituted legal
proceedings with regard to its investment in Bonneville Pacific. Numerous lawsuits have been filed in this matter by Bonneville
Pacific and other parties since late 1991.
See Note 13, Legal Matters, in the Notes to the Financial Statements and Item 3. Legal
Proceedings for more information.


Real Estate

Columbia Willamette Development Company

The process of liquidating real estate
projects was substantially completed during
1994.  See Note 2, Real Estate - Discontinued
Operations, in Notes to the Financial
Statements.

Item 2.       Properties

Portland General Corporation

Discussion regarding nonutility properties is included in the previous section.

Portland General Electric Company

Generating facilities owned by PGE are set forth in the following table:

                                                    Net MW
   Facility           Location             Fuel     Capability

Wholly owned:
  Sullivan         Willamette River        Hydro      16
  Faraday          Clackamas River         Hydro      43
  River Mill       Clackamas River         Hydro      23
  Bull Run         Sandy River             Hydro      22
  Oak Grove        Clackamas River         Hydro      44
  Pelton           Deschutes River         Hydro     108
  North Fork       Clackamas River         Hydro      54
  Round Butte      Deschutes River         Hydro     300
  Bethel*          Salem, OR              Gas/Oil    116
  Beaver*          Clatskanie, OR         Gas/Oil    534
  Coyote Springs** Boardman, OR           Gas/Oil    220



PGE %
Jointly Owned:
Interest

  Boardman         Boardman, OR             Coal     508

65.0
  Colstrip 3 & 4   Colstrip, MT             Coal   1,440

20.0
  Centralia        Centralia, WA            Coal   1,310

 2.5
  Trojan***        Rainier, OR            Nuclear      -

67.5

 * Combustion turbine generators at Bethel and Beaver are leased by PGE
** The facility is under construction and is expected to be completed in late 1995
*** Trojan ceased commercial operation in early 1993




PGE holds licenses under the Federal Power
Act (which expire during the years 2001 to 2006) for all of its hydroelectric generating plants and state licenses covering all or portions of certain plants. Following the 1993 closure, PGE has been granted a possession-only license amendment for Trojan by the NRC. In addition, in early 1995 PGE filed its Trojan decommissioning plan with the NRC.

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

Leased Properties

Combustion turbine generators at Bethel and Beaver are leased by PGE. These leases expire in 1999. PGE leases its headquarters complex in downtown Portland and the coal-handling facilities and certain railroad cars for Boardman.

Item 3.              Legal Proceedings


                Nonutility

Gerhard W. Gohler, IRA, et al v. Robert L.
Wood et al, U.S. District Court for the
District of Utah

This case was originally filed on August 31, 1992 as the consolidation of various class actions filed on behalf of certain purchasers of Bonneville Pacific Corporation common (Bonneville Pacific) shares and subordinated debentures. In April 1994 the Court dismissed certain of the plaintiffs' claims and thereafter plaintiffs filed a second amended consolidated class action complaint. The defendants in the action are certain Bonneville Pacific insiders and other individuals associated with Bonneville
Pacific, Portland General Corporation (Portland General), Portland General Holdings, Inc. (Holdings), certain Portland General individuals, Deloitte & Touche (Bonneville Pacific's independent auditors) and one of its partners, Mayer, Brown & Platt, a law firm used by Bonneville Pacific, and two partners of that firm, three underwriters of a Bonneville Pacific offerings of convertible subordinated debentures (Kidder, Peabody & Co., Piper Jaffray
& Hopwood Incorporated, and Hanifen, Imhoff Inc.), and
Norwest Bank, Minnesota, N.A., indenture trustee on a Bonneville Pacific's offering of convertible subordinated debentures. The amount of damages sought is not specified.

The claims asserted against Portland General, Holdings, and the Portland General individuals allege violations of federal and Utah state securities laws and of the Racketeer
Influenced and Corrupt Organizations Act (RICO).

Further motions to dismiss have been filed in response to the amended complaint, however hearing on the motions of Portland General, Holdings, and the Portland General individuals has been deferred pending ongoing settlement discussions between those parties and the plaintiffs.

Roger G. Segal, as the Chapter 11 Trustee for
Bonneville Pacific Corporation v. Portland
General Corporation, Portland General
Holdings, Inc. et al, U.S. District Court for the District of Utah

This action was originally filed on April 24, 1992 by Bonneville Pacific against Portland General,
Holdings, and certain individuals affiliated with Portland
General or Holdings alleging breach of fiduciary duty, tortious interference, breach of contract, and other actionable wrongs related to Holdings' investment in Bonneville Pacific.

On August 2, 1993 an amended complaint was filed by the Bonneville Pacific bankruptcy trustee against Portland
General, Holdings, certain individuals affiliated with Portland General or Holdings and over 50 other defendants unrelated to Portland General or Holdings. This complaint and another subsequent amended version were dismissed by the Court in whole or in part. The Trustee has currently on file his Fifth Amended Complaint. The complaint includes allegations of RICO violations and RICO conspiracy, collusive tort, civil conspiracy, common law fraud, negligent misrepresentation, breach of fiduciary duty, liability as a partner for the debts of partnership, and other actionable wrongs. Although the amount of damages sought is not specified in the Complaint, the Trustee has filed a damage disclosure calculation which purports to compute damages in amounts ranging from $340 million to $1 billion - subject to possible increase based on various factors. The Portland General parties have again filed motions to dismiss. Arguments were heard in December, 1994, and the motions are awaiting decision by the Court.

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

This case has been consolidated for all purposes with Portland General Holdings, Inc. v. Bonneville Group and
Raymond L. Hixson noted below.
Some of the defendants in the consolidated case have asserted counterclaims against Holdings.
Certain counterclaims do not presently specify an amount of damages. The remaining counterclaims, taken together, seek approximately $80 million in specified and punitive damages. The Company believes the counterclaims have little merit.


Portland General Holdings, Inc. v. The
Bonneville Group and Raymond L. Hixson, Third
Judicial District Court for Salt Lake County

On June 1, 1993 Holdings filed a complaint alleging The Bonneville Group and Raymond L.
Hixson misrepresented the financial condition of Bonneville Pacific. The complaint contains substantially the same allegations against these defendants as claimed in Portland General Holdings, Inc. v. Deloitte &
Touche, et al and seeks the same damages.


                  Utility

BPA v. WPPSS (WPPSS v. 88 Participants), U.S.
District Court for the Western District of
Washington

Cost Sharing Litigation
On October 26, 1982 the Washington Public
Power Supply System filed suit against Portland
General Electric Company (PGE)
and other entities that are participants in Supply System Units 1, 3, 4 and 5 (the
Participants), and the Morgan Guaranty Trust
Company of New York seeking a declaration of the respective rights and obligations of the parties for the proper allocation of shared costs between and among the various Supply
System Units (the Cost-Sharing Litigation).

While the Cost-Sharing Litigation was
pending, the Supply System ceased work on Unit 3, the unit owned by PGE, Puget, PacifiCorp, and other investor owned utilities (IOUs) in common with the Supply
System. In August 1983 PGE and two IOUs filed counterclaims, cross-claims, third-party claims and a motion for a preliminary injunction against the Supply
System, BPA, and certain of the Participants.

PGE and the IOUs also sought a declaratory judgment against the Supply System,
PacifiCorp and the Unit 4 and 5 Participants requiring costs between Units 3 and 5 to be allocated in accordance with a 1976 Policy
Statement or if the Policy Statement was found to be non-binding, damages from the Supply System and others for misrepresentations and omissions. Following decisions by the Washington Supreme Court that certain of the Unit 4 and 5 Participants were not responsible for Unit 4 and 5 costs, Chemical Bank, as trustee for the Unit 4 and 5 bondholders, intervened in this litigation.

On February 25, 1992 the Ninth Circuit Court of Appeals ruled in support of PGE and the IOUs. A trial remains necessary to assure that the allocations were properly performed.

PGE has agreed to a tentative settlement in the case which would result in a $1 million payment by the Company. Any final settlement will require court approval.


PGE v. Ronald Eachus, Myron Katz, Nancy Ryles
(Oregon Public Utility Commissioners) and the
Oregon Public Utility Commission, Marion
County Circuit Court

In July 1990 PGE reached an out-of-court settlement with the Oregon Public Utility
Commission (PUC) on two of three
matters arising from the 1987 rate case. The settlement resolved the dispute regarding the treatment of certain investment tax credits and the 1986-1987 interim relief. The settlement did not resolve the issue related to the gain on PGE's sale of a portion of Boardman and the Intertie. On January 23,
1995, the judge affirmed the PUC decision allocating 77% of the gain to customers over a 27 year period. See Note 12, Regulatory
Matters, in the Notes to the Financial
Statements for more details. PGE has sixty days to appeal from the date of the decision.



Utility Reform Project v. Oregon Public
Utility Commission, Multnomah County Circuit
Court

On February 18, 1992 the Utility Reform
Project (URP) filed a complaint in Multnomah
County Oregon Circuit Court asking the PUC to set aside and rescind PUC Order No. 91-1781 that authorized PGE a temporary rate increase to recover a portion of the excess power costs incurred during the 1991 Trojan outage.
URP and the PUC agreed to stay the case
pending PUC hearings on the PUC order.  On
February 22, 1992
the PUC issued an order approving the rate increase. The case is currently under a stay.
PGE has not intervened in this case.


Pacificorp v. PGE, Columbia Steel Casting
Co., Inc., and Public Utility Commission of
Oregon, U.S. District Court for the District of Oregon

In 1972, PGE and PacifiCorp, dba Pacific
Power & Light Company (PP&L) entered into an agreement (Agreement) subsequently approved by the PUC and the City of Portland, which PGE and the PUC believe created exclusive service territory for PGE and PP&L in defined areas within the City of Portland. Columbia Steel Casting Co.
(Columbia Steel), an industrial customer of PGE located inside the area allocated to PGE, requested that PP&L provide it with electric service.

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

On May 2, 1991 PGE and PP&L entered into an agreement to settle the District Court litigation filed by PP&L. The settlement provided, among other things, that the parties would file a joint application to the PUC for exclusive territories within the City of Portland and that PP&L would serve
Columbia Steel in exchange for certain
assets. On April 16, 1992 the PUC issued an order which corrected and affirmed the 1972
Order, approved the Agreement, and the 1992 territorial allocation agreement between PGE and PP&L.

Columbia Steel requested reconsideration by the PUC of the 1992 Order, which the PUC denied on August 7, 1992.


Columbia Steel Casting Co., Inc. v. PGE,
Pacificorp, and Myron Katz, Nancy Ryles and
Ronald Eachus, Ninth Circuit Court of Appeals


On June 19, 1990 Columbia Steel filed a
complaint for declaratory judgment,
injunctive relief and damages in U.S.
District Court for the District of Oregon contending that the 1972 territory allocation agreement (Agreement) (see above case for background information) does not give PGE the exclusive right to serve them nor does it allow PP&L to deny service to them. Columbia
Steel is seeking an unspecified amount in damages amounting to three times the excess power costs paid over a ten year period.

On July 3, 1991 the Court ruled that the
Agreement did not allocate customers for the provision of exclusive services and that the 1972 order of the PUC approving the Agreement did not order the allocation of territories and customers.

On August 19, 1993 the Court ruled that
Columbia Steel was entitled to receive from PGE approximately $1.3 million in damages which represented the additional costs incurred by Columbia Steel for electric service from July 1990 to July 1991, trebled, plus costs and attorney's fees. Both PGE and Columbia Steel have appealed the ruling.


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

On June 28, 1993 the Court dismissed PGE's claims of negligence and negligent misrepresentation. A Trial date has not been set.


In the Matter of Portland General Electric
Company, U.S. Environmental Protection Agency

PGE and the U.S. Environmental Protection
Agency (EPA) have settled a civil complaint against PGE, for a nominal amount. The complaint alleged violations of environmental standard with respect to storage of materials and related recordkeeping at a transmission substation.

Southern California Edison Company v. PGE,
U.S. District Court for the District of
Oregon

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

SCE is seeking termination of the agreement and damages including a return of payments made to PGE from the date of PGE's alleged default (approximately $34 million).

PGE has filed a petition with FERC asking
FERC to assume jurisdiction and seeking a Declaratory Order and Motion for Summary
Disposition.  PGE also removed the case
from the State court to federal court.
Subsequent to removal, SCE filed a motion for remand to the state court. The motion was granted. PGE's motion for the state court to stay or dismiss the case pending a decision by FERC was denied. Trial in the state court has been set for October 1995.

The Company will vigorously defend itself and believes it will succeed in the defense of these claims.

Utility Reform Project and Don't Waste Oregon
Council v. Energy Facility Siting Council,
Portland General Electric Company and Oregon
Department of Fish and Wildlife, Supreme Court of the State of Oregon

On November 16, 1994 and November 17, 1994, Utility
Reform Project (URP) and Don't Waste Oregon Council
(DWOC), respectively, filed Petitions for Judicial
Review of the order of the Energy Facility Siting
Council (EFSC) granting a site certificate for the Coyote Springs Generation Plant. The Petitions have been consolidated. URP and DWOC seek to have the order remanded to EFSC for reconsideration. They allege that EFSC did not adequately address standards related to the need for power and financial assurances, and erred in its treatment of certain confidential information.
Briefs have been filed and argument is set for early March.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Executive Officers of Portland General Corporation and Portland
General Electric (*)

         Name                   Age                   Business
Experience





Ken L. Harrison                  52   Appointed to  current
position  of Chairman  of the
Board and
Chief
 Chairman of the Board, Chief         Executive  Officer  on
December  1, 1988 and
President of
Portland General
 Executive Officer - PGC/PGE          since  August 4,  1992.
Served  as President of
Portland General
Electric
 President - PGC                      from June 1987 until
September 1989.

Richard G. Reiten                55   Appointed  to current
position on August 4,  1992.
Served as
President of
 President and Chief Operating        Portland General  from
January  1989 until appointed
to current
position.
 Officer - PGE

Leonard A. Girard                52   Appointed to current
position on September 1, 1988.
Served as
Vice
 Senior Vice President,               President, Legal and
Regulatory Affairs, and
Secretary from
January 1988
 General Counsel and Secretary        until appointed to current
position.
 PGC/PGE

Joseph M. Hirko                  38   Appointed  to  current
position  on  December  3,
1991.  Served
as Treasurer
 Vice President-Finance, Chief        beginning in June 1989.
Served as Vice President,
Portland
General
 Financial Officer, Chief             Financial Services, Inc.
from November 1985 until
June 1989.
 Accounting Officer and Treasurer
 PGC/PGE

Donald F. Kielblock              53   Appointed   to  current
position   on  October  4,
1989.
Previously served as
 Vice President - PGC/PGE             General  Manager,
Information  Services  of  PGE
until
appointed to current
 Human Resources                      position.

Alvin Alexanderson               47   Appointed   to  current
position  on  February  5,
1991.  Served
as President of
 Vice President - PGE                 Portland  General Exchange
from May  1988 until
appointed to
current position.
 Rates and Regulatory Affairs

David K. Carboneau               48   Appointed to current
position on October 1, 1991.
Served as Vice
President,
 Vice President - PGE                 Information Resources  from
October  1989 until
appointed to
current
 Administration                       position.   For four years
prior  to October 1989,
served as an
executive
                                      officer of PGE.

Richard E. Dyer                  52   Appointed to current
position on July  17, 1991.
Served as PGC
Vice
 Vice President - PGE                 President and Assistant to
the Chairman of the Board

from October
1990
 Marketing and Supply                 until appointed  to current

position.   Prior to
October 1990
served as Vice
                                      President, PGE Power
Management.


Peggy Y. Fowler                  43   Appointed to current
position on January 1, 1990
(assumed
responsibility
 Vice President - PGE                 for  Distribution  on
February  15,  1994).
Served  as General
Manager, Hydro
 Distribution                         Production and
Transmission  from  September  1989
until
appointed to
                                      current position.
Previously served as General
Manager, Service
and Installation.

Frederick H. Lamoureaux          55   Appointed to  current
position on  July 17, 1991
(assumed
responsibility for
 Vice President - PGE                 Hydro  Production and
Utility  Services on
February  15, 1994).
Served as
 Hydro Production and                 Vice  President,
Distribution  from September  1989
until
appointed to current
 Utility Services                     position.   Previously
served as  General Manager,
Hydro
Production and
                                      Transmission.

Frederick D. Miller              53   Appointed   to  current
position  on  October  15,
1992.  Served
as Director of
 Vice President - PGE                 Executive   Department,
State   of Oregon, from
1987 until
appointed to
                                      current position.


(*) Officers are listed as of January 31, 1995. The officers serve for a term of one year or until their successors are elected and qualified.

                                      Part II


Item 5.     Market for the Registrant's Common Equity and
            Related Stockholder Matters





Portland General Corporation

Portland General's common stock is publicly held and traded on the New York and
Pacific Stock Exchanges. The table below reflects the dividends on Portland
General's common stock and the stock price ranges as reported by The Wall
Street Journal for 1994 and 1993.

                                 1994

1993
Quarter              1st     2nd     3rd     4th       1st
2nd     3rd     4th


High               20-1/2  18-7/8  18-1/4  19-3/4    21-1/8
22-1/4  23-1/8  22 7/8
Low                17-1/4  16-3/8  16-1/2  16-1/2    16
19-7/8  21-1/2  18 3/4
Closing price      17-1/2  17      16-7/8  19-1/4    21
22-1/8  22-1/4  20 1/2
Cash dividends
declared (cents)   30      30      30      30        30      30

  30      30


The approximate number of shareholders of record as of December
31, l994
was 45,152.


Portland General Electric Company

PGE is a wholly owned subsidiary of Portland General. PGE's common stock is not publicly traded. Aggregate cash dividends declared on common stock were as follows (thousands of dollars):

 Quarter           1994         1993

First          $ 15,393       $ 18,206
Second           15,393         18,206
Third            12,828         18,206
Fourth           12,828         18,206


PGE is restricted, without prior PUC approval, from making any dividend distributions to Portland General that would reduce PGE's common equity capital below 36% of total capitalization.

Item 6.     Selected Financial Data


Portland General Corporation

                                            For the Years Ended
December 31


                                   1994         1993         1992

       1991
1990
                                       (Thousands of Dollars
except per share amounts)




Operating Revenues               $959,409     $946,829
$883,266     $889,876
$852,105
Net Operating Income              154,296      158,181
163,500      136,531
176,457
Income (loss) from Continuing
 Operations                        93,058       89,118
89,623      (20,698) 1
99,952 2
Gain (loss) from Discontinued
 Operations 3                       6,472            -
- -      (29,169)

- -
Net Income (loss)                 $99,530     $ 89,118     $
89,623     $(49,867)    $
99,952

Earnings (loss) per Average
 Common Share
  Continuing Operations            $ 1.86       $ 1.88       $
1.93 4     $ (.43) 4
$2.17
  Discontinued Operations 3           .13            -
- -          (.63)

- -
                                   $ 1.99       $ 1.88       $
1.93 4     $(1.06) 4
$2.17
Dividends Declared
 per Common Share                  $ 1.20       $ 1.20       $
1.20        $1.20
$1.20

Total Assets                   $3,559,271   $3,449,328
$3,140,625   $3,092,596
$3,104,736
Long-Term Obligations 5           885,814      912,994
937,938      967,968
820,538


Portland General Electric Company

                                           For the Years Ended
December 31
                                    1994        1993         1992

       1991
1990
                                                (Thousands of
Dollars)


Operating Revenues               $958,955     $944,531
$880,098     $885,578
$884,720
Net Operating Income              153,208      154,200
160,037      139,257
181,344
Net Income                        106,118       99,744
105,562       74,075
121,949 2

Total Assets                   $3,354,151   $3,226,674
$2,920,980   $2,912,254
$2,855,809
Long-Term Obligations 5           855,814      872,994
887,938      887,952
810,538



1  Includes a loss of $74 million from independent power.
2 Includes a gain of $16 million for settlement of certain regulatory issues in 1990.
3  Portland  General discontinued  its real  estate  operations.

Current  and prior
   years' amounts are not reflected in operating revenues and net operating income.
4  Includes $.02 for tax benefits from ESOP dividends.
5  Includes  long-term   debt,  preferred  stock   subject  to
mandatory  redemption
   requirements and long-term capital lease obligations.

Item 7.     Management's Discussion and Analysis of
            Condition and Results of Operations

General

Results of Operations

Portland General Corporation (Portland
General) reported 1994 earnings of $100
million or $1.99 per share.  Portland General
Electric (PGE or the Company), an electric utility company and Portland General's principal operating subsidiary, performed well, contributing $95 million to Portland
General's earnings.

1994 Compared to 1993

PGE accounts for substantially
all of Portland General's assets, revenues and net income. The following discussion focuses on utility operations, unless noted.


















Portland General's 1994 earnings of $100 million, $1.99 per share, compared favorably to 1993 earnings of $89 million, $1.88 per share. In 1994 previously recorded real estate reserves of $6 million, after tax, or $.13 per share, were restored to income as a result of the substantial completion of divestiture of real estate investments. Income from continuing operations was $93 million compared to $89 million in 1993.

Customer growth and increased wholesale activity resulted in strong energy sales for the year.
Kilowatt-hour (kWh) sales increased 8% over the prior year, adding $60 million to revenues.
Weather adjusted retail load grew
approximately 2.5% with the addition of
nearly 13,700 retail customers. Wholesale kWh sales escalated 69% reflecting the availability of low cost power for resale and the Company's active wholesale marketing of energy throughout the Western United States.

Accrued revenues of $19 million, relating to power cost deferrals, were down substantially from the $67 million in 1993. PGE deferred for later collection a portion of incremental
Trojan Nuclear Plant (Trojan) replacement power costs for nine months during 1993. Nuclear cost savings allowed PGE to operate the last nine months of 1994 without the need for additional power cost deferrals.

An 8% increase in total sales combined with a 14% decline in PGE's hydro generation contributed to a $35 million increase in variable power costs. Strong performance at PGE's thermal generating facilities allowed
PGE to generate 47% of its total system load compared to 42% in 1993. Generation at coal fired plants increased 20%, with all plants producing above last year's levels. Despite the increased generation at its thermal plants, average fuel costs decreased by 4% due to low natural gas prices. These factors contributed to a reduction in total average variable power costs to 19.1 mills/Kwh from
19.4 mills/Kwh (10 mills = 1 cent) in 1993.

Operating expenses (excluding variable power costs, depreciation, decommissioning and amortization) decreased by $24 million. Continued emphasis on cost reductions at Trojan resulted in $30 million in decreased nuclear operating expenses. Since plant closure in 1993, the number of PGE nuclear employees has dropped from 984 to 166 and correspondingly, annual nuclear operating expenses have declined from approximately $96 million to $15 million.
Increases in operating costs on PGE's
distribution system partially
offset nuclear cost savings.

The $4 million increase in other income
reflects an increase in accrued interest on deferred power costs and a gain on the sale of non-utility property, partially offset by provisions for litigation costs.






















Allowance for funds used during construction increased $4 million primarily due to the level of construction expenditures at the Coyote Springs
Generation Project (Coyote Springs)
in 1994, which helped offset increased interest costs on short-term borrowings.


1993 Compared to 1992

Portland General reported 1993 earnings of $89 million, $1.88 per share, compared to $90 million, $1.93 per share, in 1992. In 1992, upon approval from the Oregon Public Utility Commission (PUC),
PGE applied capital treatment to $18 million of Trojan steam generator repair costs which were incurred in 1991. As a result, $11 million, after tax, was restored to 1992 earnings.
Excluding this event, 1992 earnings would have been $79 million. Regulatory action, continued customer growth and cost reductions were the major contributors to the 1993 results.

Operating revenues increased $64 million over 1992.
In August 1993, the PUC authorized PGE to defer, for later collection, 50% of the incremental Trojan replacement power costs incurred from July 1, 1993, through March 31,
1994. This authorization, coupled with the 80% deferral in place for the period from December 4, 1992, to March 31, 1993, (see the
Power Cost Recovery discussion in the Financial and Operating
Outlook section below) allowed the Company to record
$67 million of revenues related to the future recovery of replacement power costs.

Retail load growth of 2.6% and cooler weather during the early part of the year increased
Kwh sales 5% for 1993.
Wholesale revenue declined $30 million due to the lack of low-cost power for resale.

Operating expenses (excluding variable power costs, depreciation, decommissioning and amortization) declined 14% for 1993 due to a $53 million decline in nuclear expenses from closing Trojan. Nuclear operating expenses for 1993 reflect the amortization of Trojan miscellaneous closure and transition costs
(which were accrued and capitalized at
December 31, 1992).  These costs are
amortized as payments are made. During 1993 the Company amortized $45 million to nuclear operating expenses.

Variable power costs increased $90 million in 1993. The average variable power cost increased from 15 mills per kWh in 1992 to 19 mills per Kwh in 1993.
Trojan generated 16% of the Company's 1992
power needs at an average fuel cost of 4 mills per Kwh. This generation was primarily replaced by power purchases at an average price of 24 mills per Kwh.
However, good performance at PGE's generating plants helped control the increase of variable power costs. PGE's Beaver plant operated well in 1993, generating 13% more power than in 1992. Company-owned hydro production rose 21%. Additional maintenance outage time caused generation at Units 3 and 4 of the Colstrip Coal Plant (Colstrip) to decline which slightly reduced the Company's
1993 thermal generation from the 1992 level
(excluding Trojan). Fuel cost increased from 9 mills per Kwh to 10 mills per Kwh driving 1993 fuel expense up $5 million.

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

Cash Flow

Portland General Corporation

Portland General requires cash to pay
dividends to its common stockholders, to provide funds to its subsidiaries, to meet debt service obligations and for day to day operations. Sources of cash are dividends from PGE, asset sales, leasing rentals, short-
 and intermediate-term borrowing, and the sale of Portland General's common stock.

In 1994 Portland General replaced its
expiring committed borrowing facilities with a $15 million committed borrowing facility.

Portland General received $62 million in dividends from PGE. In February 1994
Portland General issued 2.3 million shares of common stock. The $41 million of proceeds were used to purchase additional shares of PGE common stock. In addition, Portland
General received $9 million in proceeds from the issuance of shares of common stock under its Dividend Reinvestment and Optional Cash
Payment Plan.

Portland General Electric Company

Cash Provided by Operations is the primary source of cash used for day to day operating needs of PGE. The Company also obtains cash from external borrowings, as needed.

A significant portion of cash from operations comes from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current cash outlay. Cash provided by operations increased primarily due to growth in operating revenues which were comprised of fewer non-cash revenues. This was partially offset by a related increase in tax payments and a $20 million prepayment made to the IRS
(see below). Cash provided by operations increased slightly in 1993 as compared to 1992 reflecting lower income tax payments.

Future cash requirements may be affected by the ultimate outcome of the IRS audit of PGE's 1985 WNP-3 abandonment loss deduction.
The IRS has issued a statutory notice of tax deficiency, which PGE is contesting. In
September 1994, PGE made a $20 million
prepayment to the IRS to mitigate the
interest cost exposure, if any, related to the alleged tax deficiency. The prepayment is refundable with interest should PGE prevail. See Notes 4 and 4A, Income Taxes, in the Notes to Financial Statements for further information.






















Investing Activities are primarily for
generation, transmission and distribution facilities and energy efficiency improvements at PGE. PGE's capital expenditures for 1994 of $247 million were primarily for new generating resources and expansion and upgrade of its transmission and distribution system. PGE's capital expenditures for 1995 are expected to be at similar levels.

Capital expenditures for distribution, system improvements and energy efficiency investmentsare expected to be approximately $180 million in 1996 .
At this time the Company will proceed
with obtaining required site permits for potential new generating resources but does not anticipate new construction in the foreseeable future.

PGE pays $11 million per year into an
external trust for the future costs of Trojan decommissioning.

Financing Activities provide supplemental cash for day-to-day operations and PGE's capital requirements.
Internal funding will cover the majority of the Company's 1995 capital expenditures. PGE anticipates continued access to capital markets to finance the remainder.

The maturities of intermediate and long-term debt are chosen to match expected asset lives and maintain a balanced maturity schedule.
Short-term debt, which includes commercial paper and lines of credit, is used for day-to-day operations.

PGE has committed borrowing facilities of $120 million and $80 millon which are used primarily as backup for PGE's $200 million commercial paper facility.

The issuance of additional preferred stock and First Mortgage Bonds requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage
Bonds. As of December 31, 1994, PGE could issue $370 million of preferred stock and $430 million of additional First Mortgage Bonds.

During 1994 PGE received proceeds of $41 million from the issuance of 2.3 million shares of $3.75 par value common stock to Portland General. PGE redeemed 200,000 shares of its $100 par value
8.10% preferred stock series.

In late 1994, the Company issued $30 million of three year notes and $45 million of seven year notes. PGE also borrowed $22 million against the assets of its Corporate Owned
Life Insurance (COLI) program at variable rates. Proceeds from these activities were used to fund PGE's construction program.

The Company has engaged in the limited use of derivative financial instruments as a means of managing its exposure to interest rate fluctuations. The Company does not use these financial instruments for speculative purposes.

In November 1994, PGE entered into two $25 million interest rate swap agreements to hedge the cost of new long-term debt expected to be issued in mid-1995. See Note 8, Long-Term Debt in the Notes to Financial Statements for further discussion.



Financial and Operating Outlook

General Rate Filing

In late 1993, PGE filed a general rate case with the PUC requesting an increase in electric rates by an average of 5.1% to take effect January 1, 1995. PGE's request included a return on equity of 11.5% and 11.8% for the years 1995 and 1996 respectively, down from the current authorized return of 12.5%, and full recovery of the Trojan investment and decommissioning costs.

In early 1994 PGE and the PUC staff reached settlement on the majority of non-Trojan issues.

In July 1994, PGE agreed to the PUC staff's request to delay a final order addressing all rate case matters to no later than March 31, 1995 in return for approval of a first quarter 1995 power cost deferral. Recovery of power cost deferrals is addressed in separate rate proceedings, not in the general rate case (see the discussion of Power Cost
Recovery below).

In early November 1994, PGE and the PUC staff entered into a stipulation jointly recommending to the PUC a settlement on all outstanding cost of capital issues which included an 11.6% return on equity for the years 1995 and 1996.

The PUC staff recommended
that PGE be allowed to recover 100% of Trojan decommissioning and transition costs and
85.9% of the remaining Trojan investment.
If the PUC staff's recommendation on Trojan were the ultimate outcome of the regulatory process, PGE estimates that it could record a loss of up to approximately $39 million. Hearings were held in January 1995 and PGE expects a rate order no later than March 31, 1995.

Trojan Related Issues

Plant Shutdown and Transition Costs - In early
1993, PGE ceased commercial operation of Trojan.

Since plant closure PGE has committed itself to a safe and economical transition toward a decommissioned plant.

Transition costs associated with operating and maintaining the spent fuel pool and securing the plant until dismantlement begins are estimated at $51 million for the period
1995 through 1998 inclusive. These costs are paid from current operating funds.

Investment Recovery - PGE's pending general rate case addresses recovery of Trojan plant costs (see General Rate Filing discussion above), including decommissioning. In the interim, the PUC authorized PGE to continue recovery of depreciation and decommissioning costs at previously approved rates.

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

PGE asked the PUC to resolve certain legal and policy questions regarding the statutory framework for future ratemaking proceedings related to the recovery of the Trojan investment and decommissioning costs. In
1993, the PUC issued a declaratory ruling agreeing with the Attorney General's opinion discussed above. The ruling also stated that the PUC will favorably consider allowing PGE to recover in rates some or all of its return on and return of its undepreciated investment in Trojan, including decommissioning costs, if PGE meets certain conditions. PGE believes that its general rate filing provides evidence that satisfies the conditions established by the PUC.

Management believes that the PUC will grant future revenues to cover all, or substantially all, of Trojan plant costs with an appropriate return. However, recovery of the Trojan plant investment and decommissioning costs requires PUC approval in a public regulatory process. Although the PUC has allowed PGE to continue, on an interim basis, collection of these costs in the same manner as prescribed in its last general rate proceeding, the PUC has not previously addressed recovery of costs related to a prematurely retired plant when the decision to close the plant was based upon a least cost planning process. While the PUC Staff has recommended recovery of 85.9% of the Trojan investment and full recovery of decommissioning costs, the ultimate decision will be made by the PUC.
Due to uncertainties inherent in a public process, management cannot predict, with certainty, whether the PUC will allow recovery of all, or substantially all, of the $342 million Trojan plant investment and $339 million of decommissioning costs.
Management believes the ultimate
outcome of this public regulatory process will not have a material adverse effect on the financial condition, liquidity or capital resources of Portland General. However, it may have a material impact on the results of operations for a future reporting period.

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

Decommissioning - In January 1995 PGE
submitted a decommissioning plan to the Nuclear Regulatory
Commission (NRC)
and Energy Facility Siting Council of Oregon
(EFSC).  PGE estimates the cost to
decommission its share of Trojan is $351 million in nominal dollars (actual dollars expected to be spent in each year). The decommissioning cost estimate reflects expected cost savings from PGE's plan for the early removal of some of Trojan's large components. Since the large component removal project (LCRP) will be completed prior to NRC and EFSC approval of PGE's decommissioning plan, specific approval of the LCRP was obtained from EFSC in November 1994.

The decommissioning estimate represents a site specific decommissioning cost estimate performed for Trojan by an experienced decommissioning engineering firm. This cost estimate assumes that the majority of decommissioning activities will occur between 1997 and 2001, beginning with the removal of certain large plant components while construction of a temporary dry spent fuel storage facility is taking place. The plan anticipates final site restoration activities will begin in 2018 after PGE completes shipment of spent fuel to a United
States Department of Energy (USDOE) facility. The federal repository which was originally scheduled to begin operations in 1998 is now estimated to commence no earlier than 2010.
On-site storage capacity is able to
accommodate fuel until the federal facilities are available.

PGE collects revenues from customers for decommissioning costs and deposits them into an external trust fund. PGE expects any future changes in estimated decommissioning costs to be incorporated in revenues to be collected from customers.

SCE Complaint - Southern California Edison (SCE) filed a complaint claiming PGE's decision to close
Trojan violated the terms of a long-term firm power sales and exchange agreement under which SCE is obligated to pay to PGE a reservation fee equal to $16.9 million annually, through 2010. SCE is seeking termination of the agreement and damages.

Competition

The Energy Policy Act of 1992 and the
California Public Utility Commission Industry
Restructuring Proposal (Restructuring
Proposal) have caused utilities to address their competitive environment. The 1994
Restructuring Proposal outlines an electric services industry in which consumers are gradually allowed direct access to generation suppliers, marketers, brokers and other service providers in the competitive marketplace for energy services.

Although presently operating in a cost-based regulated environment, PGE expects increasing competition from other forms of energy and other suppliers of electricity. PGE's ownership of 950 megawatts of transmission rights on the Pacific Northwest Intertie
(Intertie) provides it access to power and wholesale customers beyond its service territory.

Customer Growth and Revenues

PGE's customer base grew by 13,700 retail customers in 1994, which led to a 2.5% increase in weather-adjusted retail Kwh sales.
In 1994, 11,900 residential customers were added to the system compared to 9,300 in 1993.  The Company
estimates retail load growth in 1995 to be approximately the same level as 1994. In addition, PGE plans to actively market wholesale energy throughout the Western
United States.

















Power Cost Recovery

PGE operates without a power cost adjustment tariff, therefore adjustments for power costs above or below those used in existing general tariffs are not automatically reflected in customers' rates. As a result, PGE has obtained PUC approval to defer incremental replacement power costs related to the closure of Trojan. The following table sets out the amounts deferred and the collection status of the 1993 and 1994 deferrals. In accordance with Oregon law, collection of the deferrals is subject to PUC review of PGE's reported earnings, adjusted for the regulatory treatment of unusual and/or non-recurring items, as well as the determination of an appropriate rate of return on equity for a given review period.

                       Synopsis of Power Cost Deferrals


                                 Deferral      Earnings

        Amounts
           Period Covered          Rate         Review
Deferred
Collected


           December 4, 1992        80%       Approved (1)     $53
million          $12
million
           - March 31, 1993
(4)(a)

           July 1, 1993 -          50%       Mid-1995 (2)     $55
million              N/A

           March 31, 1994
(4)(b)

          January 1, 1995 -        40%       Mid-1995 (3)
N/A                  N/A
          March 31, 1995


        (1) Approved for collection which began on 4/1/94.
        (2) Subject to earnings review for the period 4/1/93 through 3/31/94 to be filed on June 30,
1995.
        (3) Subject to earnings review for the period 4/1/94 through 3/31/95 to be filed on June 30,
1995.
        (4) Includes accrued interest of (a) $9 million and (b)
$6 million.




Power Supply

PGE expects to generate approximately 50% of its 1995 load requirements from company owned resources. Coyote Springs, a 220 megawatt cogeneration facility under construction near Boardman, Oregon is expected to be completed and on-line in late 1995. PGE expects to purchase the remainder of its 1995 load requirement. Although early predictions of 1995 water conditions indicate they will be about 95% of normal, efforts to restore salmon runs on the Columbia and Snake Rivers may affect the supply and price of purchased power. Additional factors that could affect purchased power include weather conditions in the Northwest during winter months and in California and the Southwest during the summer months, and the performance of major generating facilities in those regions.

Restoration of Salmon Runs - Several species of Snake River salmon are protected as threatened under the Endangered Species Act (ESA). The federal government has taken emergency actions that have reduced the amount of electricity generated at the Columbia and Snake River dams in an attempt to save the endangered fish. In January 1995 the National Marine Fisheries Service (NMFS) released a draft plan calling for altering the management of federal dams and reservoirs in the Columbia
River basin in order to protect dwindling salmon stocks. The plan takes steps to boost river flows while young salmon are migrating and further reduces the water available for generation. NMFS is empowered by the ESA to require salmon protection measures by the Bureau of Reclamation and the Army Corps of Engineers, which operate the federal dams.

The Columbia river and its tributaries produce nearly two thirds of the electricity used in the region. PGE purchases power from many sources, including the mid-Columbia dams. Reductions in the amount of water allowed to flow through the dams' turbines reduces generation and increases the cost of power available to purchase on a non-contract or secondary basis. The attempt to improve fish passage by releasing more water from the reservoirs in the spring and summer could mean less water available in the fall and winter, when the demand for electricity in the Pacific Northwest is the highest. This could lead to higher power costs.

Hydro Relicensing - PGE's licenses for its hydroelectric generating plants under the Federal Power Act will expire during the years 2001 to 2006. PGE is actively pursuing relicensing of these low-cost power resources.

Fuel Supply

Natural Gas - In addition to the agreements discussed below the Company utilizes short-term agreements and spot-market purchases to secure transportation capacity and gas supplies sufficient to fuel plant operations.

PGE seeks to manage a portion of market risk associated with the fluctuations in the price of natural gas through its hedging program. PGE entered into hedge agreements to fix the price of a portion of the natural gas purchased to fuel operations at its Beaver plant during October 1994 through February 1995. Additional natural gas hedging activity is expected in 1995. The Company does not enter into natural gas hedging agreements for speculative purposes. See Note 9, Commitments in Notes to Financial Statements for further discussion.

Beaver - PGE owns 90% of a pipeline which directly connects Beaver Beaver to Northwest Pipeline (NWP), an interstate gas pipeline operating between British Columbia and New Mexico. PGE presently has access to 30,000 MMBtu per day of firm capacity on NWP or enough to operate Beaver at approximately 30% of capacity. The contracted firm capacity on NWP increases in late 1995 to 76,000
MMBtu per day or enough to operate Beaver at approximately 70% capacity.

Coyote Springs - During 1994 PGE took assignment of existing firm transportation capacity on the interconnected systems of various shippers sufficient to deliver 41,000 MMBtu per day of natural gas from Alberta, Canada to Coyote Springs. This service should be sufficient to fuel
100% of plant operations and will start in late 1995 when the plant is expected to come on-line. In late
1995 PGE will begin purchasing under two-year contracts for the supply of natural gas to Coyote Springs at a 75% load factor.

Nonutility

Bonneville Pacific Litigation - Portland General,
Portland General Holdings, Inc. (Holdings), and certain affiliated individuals, along with others, have been named as defendants in a class action by investors in Bonneville Pacific Corporation (Bonneville Pacific) and in a suit filed by the bankruptcy trustee for Bonneville Pacific. The class action includes allegations of various violations of federal and Utah securities laws and of the
Racketeer Influenced and Corrupt Organizations Act (RICO). The suit by the bankruptcy trustee for Bonneville Pacific alleges RICO violations and RICO conspiracy, collusive tort, civil conspiracy, common law fraud, negligent misrepresentation, breach of fiduciary duty, liability as a partner for the debts of a partnership and other actionable wrongs.

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


For background information and further details, see Note 13, Legal Matters in the Notes to Financial Statements.

Appendix (Electronic Filing Only)

Omitted graphic material:

Page 8 Retail Price v. Inflation graph comparing
PGE retail price (cents per KWh) to Portland CPI:

               Retail Price        CPI
1985           5.12                106.7
1986           5.0                 108.2
1987           4.93                110.9
1988           4.77                114.7
1989           4.69                120.3
1990           4.57                127.4
1991           4.69                134
1992           4.78                140
1993           4.86                143.6
1994           4.97                147.7


Page 10 1994 Actual Power Sources pie chart:
(megawatt hours)

PGE Hydro:  10% (2,022,000)
Coal:  24% (4,918,000)
Secondary Purchases:  20% (4,036,000)
Firm Purchases:  33% (6,905,000)
Combustion Turbines:  13% (2,766,000)

Page 11 1995 Forecasted Power Sources pie chart:
(megawatt hours)

PGE Hydro:  12% (2,356,000)
Coal:  24% (4,810,000)
Secondary Purchases:  16% (3,173,000)
Firm Purchases:  34% (6,784,000)
Combustion Turbines:  14% (2,912,000)

Page 11 Loads v. Firm Resources graph:
(average MW)
               Loads               Firm Resources
1990           1973                2078
1991           2018                2071
1992           2138                2225
1993           2195                2022
1994           2350                1887
1995           2398                2068
1996           2431                2073
1997           2481                2017
1998           2531                2049
1999           2583                2038

Page 24 Operating Revenue and Net Income (Loss) graph:
($ Millions):
               Operating           Net
               Revenue             Income
1990           852                 100
1991           890                 -50
1992           883                 90
1993           947                 89
1994           959                 100

Page 24 PGE Electricity Sales graph:
(Billions of KWh)

1990           Residential         6.4
               Commercial          5.5
               Industrial          3.6
               Wholesale           4.3

1991           Residential         6.5
               Commercial          5.6
               Industrial          3.6
               Wholesale           3.9

1992           Residential         6.3
               Commercial          5.8
               Industrial          3.6
               Wholesale           2.7

1993           Residential         6.8
               Commercial          6.0
               Industrial          3.8
               Wholesale           1.6

1994           Residential         6.7
               Commercial          6.2
               Industrial          3.9
               Wholesale           2.7


Page 25 Retail Revenues and Power Costs Graph:
(Mills/KWh)

               Net Variable        Retail
               Power               Revenues
1990           8                   50
1991           10                  52
1992           11                  53
1993           17                  56
1994           16                  53

Page 25  Operating Expenses graph:
($ Millions)

1990           Operating Costs     302
               Variable Power      200
               Depreciation        90

1991           Operating Costs     361
               Variable Power      226
               Depreciation        112

1992           Operating Costs     327
               Variable Power      222
               Depreciation         99

1993           Operating Costs     283
               Variable Power      311
               Depreciation        122

1994           Operating Costs     262
               Variable Power      347
               Depreciation        124


Page 26 Utility Capital Expenditures graph:
($ Millions)

1990           115
1991           150
1992           159
1993           149
1994           247

Page 27 Capitalization graph:
($ Millions)

1990           Long-term Debt      763
               Common Equity       771
               Preferred Stock     152

1991           Long-term Debt      913
               Common Equity       679
               Preferred Stock     150

1992           Long-term Debt      874
               Common Equity       724
               Preferred Stock     152

1993           Long-term Debt      803
               Common Equity       744
               Preferred Stock     140

1994           Long-term Debt      806
               Common Equity       834
               Preferred Stock     120

Page 29 Residential Customers graph:
(Thousands)
1984           454732
1985           461076
1986           470136
1987           476481
1988           484293
1989           496165
1990           512913
1991           526699
1992           536111
1993           545410
1994           557338








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

Arthur Andersen LLP is Portland General's independent public accountant. As a part of its annual audit, selected internal accounting controls are reviewed in order to determine
the nature, timing and  extent of audit tests to  be performed.
All of  the corporation's
financial records and related data are made available to Arthur
Andersen LLP.  Management
has also endeavored to  ensure that all representations to Arthur

Andersen LLP were valid
and appropriate.

Joseph M. Hirko
Vice President Finance,
Chief Financial Officer,
Chief Accounting Officer
and Treasurer

                         Report of Independent Public Accountants

To the Board of Directors and Shareholders of Portland General Corporation:

We  have  audited  the   accompanying  consolidated  balance
sheets  and   statements  of
capitalization of Portland General Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully discussed in Note 5 to the consolidated financial statements, the realization of assets related to the abandoned Trojan Nuclear
Plant in the amount of $681
million is dependent upon the ratemaking treatment as determined by the Public Utility
Commission of Oregon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portland General
Corporation and subsidiaries  as of
December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



    Arthur Andersen LLP
Portland, Oregon,
February 7, 1995

Item 8.     Financial Statements and Supplementary Data

           Portland General Corporation and Subsidiaries
             Consolidated Statements of Income

For the Years Ended December 31                      1994
1993        1992

(Thousands of Dollars except per share amounts)

Operating Revenues                                 $959,409
$946,829    $883,266

Operating Expenses
 Purchased power and fuel                           347,125
311,713     222,127
 Production and distribution                         61,891
73,576      93,677
 Maintenance and repairs                             47,391
55,320      70,496
 Administrative and other                           100,596
100,321     112,010
 Depreciation, decommissioning and amortization     124,081
122,218      98,706
 Taxes other than income taxes                       52,151
55,730      55,515
                                                    733,235
718,878     652,531

Operating Income Before Income Taxes                226,174
227,951     230,735

Income Taxes                                         71,878
69,770      67,235
Net Operating Income                                154,296
158,181     163,500

Other Income (Deductions)

 Interest expense                                   (71,653)
(70,802)    (73,895)
 Allowance for funds used during construction         4,314

 785       2,769
 Preferred dividend requirement - PGE               (10,800)
(12,046)    (12,636)
 Other - net of income taxes                         16,901
13,000       9,885

Income From Continuing Operations                    93,058
89,118      89,623

Discontinued Operations
 Gain on disposal of real estate operations -
  net of income taxes of $4,226                       6,472

   -           -

Net Income                                         $ 99,530    $
89,118    $ 89,623

Common Stock
 Average shares outstanding                      49,896,685
47,392,185  46,887,184
 Earnings per average share
  Continuing operations                               $1.86
$1.88       $1.93 *
  Discontinued operations                              0.13

   -           -

 Earnings per average share                           $1.99
$1.88       $1.93 *

 Dividends declared per share                         $1.20
$1.20       $1.20

* Includes $.02 for tax benefits from ESOP dividends.



                        Portland General Corporation and
Subsidiaries
                     Consolidated Statements of Retained Earnings







For the Years Ended December 31                       1994
1993        1992

(Thousands of Dollars)

Balance at Beginning of Year                       $ 81,159    $
50,481     $19,635
Net Income                                           99,530
89,118      89,623
ESOP Tax Benefit & Amortization of
 Preferred Stock Premium                             (1,705)
(1,524)     (2,505)
                                                    178,984
138,075     106,753
Dividends Declared on Common Stock                   60,308
56,916      56,272

Balance at End of Year                             $118,676    $
81,159    $ 50,481


The accompanying notes are an integral part of these consolidated statements.


                        Portland General Corporation and
Subsidiaries
                              Consolidated Balance Sheets



At December 31
1994             1993

(Thousands of Dollars)
                                    Assets


Electric Utility Plant - Original Cost
 Utility plant (includes Construction Work
 in Progress of $148,267 and $46,679)
$2,563,476       $2,370,460
 Accumulated depreciation
(958,465)        (894,284)

1,605,011        1,476,176
 Capital leases - less amortization of $25,796 and $23,626
11,523           13,693

1,616,534        1,489,869

Other Property and Investments
 Leveraged leases
153,332          155,618
 Net assets of discontinued real estate operations
11,562           31,378
 Trojan decommissioning trust, at market value
58,485           48,861


 Corporate Owned Life Insurance, less loan of $21,731 in 1994
65,687           72,612
 Other investments
28,626           29,552

317,692          338,021

Current Assets
 Cash and cash equivalents
17,542            3,202
 Accounts and notes receivable
91,418           91,641
 Unbilled and accrued revenues
158,259          133,476
 Inventories, at average cost
43,269           46,534
 Prepayments and other
38,347           22,128

348,835          296,981

Deferred Charges
Unamortized regulatory assets
 Trojan abandonment - plant
342,276          366,712
 Trojan abandonment - decommissioning
338,718          355,718
 Trojan - other
65,922           66,387
 Income taxes recoverable
217,967          228,233
 Debt reacquisition costs
32,245           34,941
 Energy efficiency programs
58,894           39,480
 Other
30,182           33,857
WNP-3 settlement exchange agreement
173,308          178,003
Miscellaneous
16,698           21,126

1,276,210        1,324,457

$3,559,271       $3,449,328


                    Capitalization and Liabilities
Capitalization
 Common stock                                                 $
189,358       $  178,630
 Other paid-in capital
563,915          519,058
 Unearned compensation
(13,636)         (19,151)
 Retained earnings
118,676           81,159

858,313          759,696
Cumulative preferred stock of subsidiary
 Subject to mandatory redemption
50,000           70,000
 Not subject to mandatory redemption
69,704           69,704
Long-term debt
835,814          842,994

1,813,831        1,742,394
Current Liabilities
 Long-term debt and preferred stock due within one year
81,506           51,614
 Short-term borrowings
148,598          159,414


 Accounts payable and other accruals
104,254          109,479
 Accrued interest
19,915           18,581
 Dividends payable
18,109           17,657
 Accrued taxes
27,778           25,601

400,160          382,346

Other
 Deferred income taxes
687,670          660,248
 Deferred investment tax credits
56,760           60,706
 Deferred gain on sale of assets
118,939          120,410
 Trojan decommissioning and transition costs
396,873          407,610
 Miscellaneous
85,038           75,614

1,345,280        1,324,588


$3,559,271       $3,449,328

The accompanying notes are an integral part of these consolidated balance sheets.

                         Portland General Corporation and
Subsidiaries
                       Consolidated Statements of Capitalization


At December 31

 1994
1993

(Thousands of Dollars)



Common Stock Equity
  Common stock, $3.75 par value per
    share 100,000,000 shares authorized,
    50,495,492 and 47,634,653 shares outstanding                $

189,358          $
178,630
  Other paid-in capital - net

563,915
519,058
  Unearned compensation

(13,636)
(19,151)
  Retained earnings

118,676
81,159


858,313    47.3%
759,696    43.6%

Cumulative Preferred Stock
  Subject to mandatory redemption
     No par value, 30,000,000 shares authorized
       7.75% Series, 300,000 shares outstanding

 30,000
30,000
     $100 par value per share, 2,500,000 shares authorized
       8.10% Series, 300,000 and 500,000 shares outstanding

 30,000
50,000
          Current sinking fund

(10,000)
(10,000)


 50,000     2.8
70,000     4.0

  Not subject to mandatory redemption, $100 par value
       7.95% Series, 298,045 shares outstanding

 29,804
29,804
       7.88% Series, 199,575 shares outstanding

 19,958
19,958
       8.20% Series, 199,420 shares outstanding

 19,942
19,942



 69,704     3.8
69,704     4.0

Long Term Debt
  First mortgage bonds
     Maturing 1994 through 1999
       4-3/4% Series due April 1, 1994

      -
8,119
       4.70% Series due March 1, 1995

  3,045
3,220
       5-7/8% Series due June 1, 1996

  5,216
5,366
       6.60% Series due October 1, 1997

 15,363
15,363
       Medium-term notes - 5.65%-9.27%

251,000
242,000
     Maturing 2001 through 2005 - 6.47%-9.07%

210,845
166,283
     Maturing 2021 through 2023 - 7-3/4%-9.46%

195,000
195,000
  Pollution control bonds
    Port of Morrow, Oregon, variable rate
      (Average 2.7% for 1994), due 2013

 23,600
23,600
    City of Forsyth, Montana, variable rate
      (Average 2.9% for 1994), due 2013 through 2016

118,800
118,800
      Amount held by trustee

 (8,355)
(8,537)
    Port of St. Helens, Oregon, due 2010 and 2014
      (Average variable 2.7%-2.9% for 1994)

 51,600
51,600
    Medium-term notes maturing 1994 through
      1996 - 7.19%-8.09%

 30,000
50,000
    Capital lease obligations

 11,523
13,693
    Other

   (317)
101


907,320
884,608
  Long-term debt due within one year

(71,506)
(41,614)


835,814    46.1
842,994   48.4

          Total capitalization
$1,813,831   100.0%
$1,742,394  100.0%

         The accompanying notes are an integral part of these consolidated statements.

                        Portland General Corporation and
Subsidiaries
                         Consolidated Statements of Cash Flow


For the Years Ended December 31                            1994

    1993        1992

(Thousands of Dollars)




Cash Provided (Used) By -
Operations:
 Net income                                              $
99,530   $  89,118   $  89,623

 Adjustments to reconcile net income
   to net cash provided by operations:
   Depreciation and amortization
94,217      89,749     113,405

    Amortization of WNP-3 exchange agreement
4,695       4,489       5,658

    Amortization of deferred charges - Trojan plant
24,417      24,015           -

    Amortization of deferred charges - Trojan decomm.
11,220      11,220           -
    Amortization of deferred charges - Trojan other
2,321       2,314       1,609

    Amortization of deferred charges - other
2,712       6,713       7,080

    Deferred income taxes - net
37,396      61,086      26,480

    Other noncash income
(677)     (1,926)
(2,659)
 Changes in working capital:
    (Increase) in receivables
(24,440)    (72,837)
(12,736)
    (Increase) Decrease in inventories
3,264      15,017
(4,181)
    (Decrease) in payables
(1,300)    (29,837)
(6,231)
    Other working capital items - net
(18,509)     12,473       7,020

 Gain from discontinued operations
(6,472)          -           -

 Deferred items
10,258      (7,174)
(12,835)
 Miscellaneous - net
12,369      17,728      21,260

251,001     222,148     233,493


Investing Activities:
 Utility construction - new resources
(91,342)    (28,666)          -

 Utility construction - general
(131,675)   (101,692)
(148,348)
 Energy efficiency programs
(23,745)    (18,149)
(10,705)
 Rentals received from leveraged leases
20,886      15,530       9,007

 Trojan decommissioning trust
(11,220)    (11,220)
(11,220)
 Other investments
(14,058)    (10,763)
(7,245)

(251,154)   (154,960)
(168,511)

Financing Activities:
 Short-term debt - net
(10,816)     18,736      48,273

 Borrowings from Corporate Owned Life Insurance
21,731           -           -

 Long-term debt issued
75,000     252,000     123,000

 Long-term debt retired
(49,882)   (279,986)
(143,902)
 Repayment of nonrecourse borrowings for
  leveraged leases
(18,046)    (13,095)
(9,035)
 Preferred stock issued
- -           -      30,000

 Preferred stock retired
(20,000)     (3,600)
(31,225)
 Common stock issued
50,074       9,520       9,753

 Dividends paid
(59,856)    (56,850)
(56,230)

(11,795)    (73,275)
(29,366)
Net Cash Provided By (Used In)
 Continuing Operations
(11,948)     (6,087)     35,616

Discontinued Operations
26,288       2,600
(30,948)
Increase (Decrease) in Cash and
 Cash Equivalents
14,340      (3,487)      4,668

Cash and Cash Equivalents at the Beginning
 of Year
3,202       6,689       2,021

Cash and Cash Equivalents at the End
 of Year                                                 $
17,542   $   3,202   $   6,689



Supplemental disclosures of cash flow information
  Cash paid during the year:
    Interest                                             $
64,895    $ 74,261    $ 72,535

    Income taxes
31,539      12,259      22,241



The accompanying notes are an integral part of these consolidated statements.


Portland General Corporation and Subsidiaries Notes to Financial
Statements


Note 1

Summary of Significant Accounting
Policies

         Consolidation Principles

The consolidated financial statements include the accounts of Portland General Corporation
(Portland General) and all of its majority-owned subsidiaries. Significant intercompany balances and transactions have been eliminated.

Basis of Accounting

Portland General and its subsidiaries' financial statements conform to generally accepted accounting principles.
In addition, Portland General Electric
Company's (PGE or the Company) accounting policies are in accordance with the requirements and the ratemaking practices of regulatory authorities having jurisdiction.

Revenues

PGE accrues estimated unbilled revenues for services provided from the meter read date to month-end.

Purchased Power

PGE credits purchased power costs for the net amount of benefits received through a power purchase and sale contract with the Bonneville Power Administration (BPA).
Reductions in purchased power costs that result from this exchange are passed directly to PGE's residential and small farm customers in the form of lower prices.

Depreciation

PGE's depreciation is computed on the
straight-line method based on the estimated average service lives of the various classes of plant in service. Excluding the Trojan
Nuclear Plant (Trojan), depreciation expense as a percent of the related average depreciable plant in service was approximately 3.8% in 1994, 3.9% in 1993 and 3.8% in 1992.

The cost of renewal and replacement of
property units is charged to plant, and
repairs and maintenance are charged to
expense as incurred. The cost of utility property units retired, other than land, is charged to accumulated depreciation.

Allowance for Funds Used During
Construction (AFDC)

AFDC represents the pretax cost of borrowed funds used for construction purposes and a reasonable rate for equity funds. AFDC is capitalized as part of the cost of plant and is credited to income but does not represent current cash earnings. The average rates used by PGE were 4.65%, 3.52%, and 4.72% for the years 1994, 1993 and 1992, respectively.

Income Taxes

Portland General files a consolidated federal income tax return. Portland General's policy is to collect for tax liabilities from subsidiaries that generate taxable income and to reimburse subsidiaries for tax benefits utilized in its tax return.

Income tax provisions are adjusted, when appropriate, for potential tax adjustments.
Deferred income taxes are provided for
temporary differences between financial and income tax reporting. See Notes 4 and 4A, Income Taxes, for more details.

Amounts recorded for Investment Tax Credits
(ITC) have been deferred and are being
amortized to income over the approximate lives of the related properties, not to exceed 25 years.

Nuclear Fuel

Amortization of nuclear fuel (reflected only in 1992 expenses) was based on the quantity of heat produced for the generation of electric energy.

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

The components of CWL's net investment in leases as of December 31, 1994 and 1993, are as follows (thousands of dollars):

                                              1994        1993

        Lease contracts receivable         $ 550,620   $ 600,710
        Nonrecourse debt service            (434,542)   (481,988)

           Net contracts receivable          116,078     118,722

        Estimated residual value              86,202      88,047
        Less - Unearned income               (39,391)    (41,395)

           Investment in leveraged leases    162,889     165,374

        Less - Deferred ITC                   (9,557)     (9,756)

           Investment in leases, net       $ 153,332   $ 155,618



Cash and Cash Equivalents

Highly liquid investments with original
maturities of three months or less are
classified as cash equivalents.

WNP-3 Settlement Exchange Agreement

The Washington Public Power Supply System
Unit 3 (WNP-3) Settlement Exchange Agreement, which has been excluded from PGE's rate base, is carried at present value and amortized on a constant return basis.

Regulatory Assets

PGE defers, or accrues revenue for, certain costs which would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs. These costs are reflected as deferred charges or accrued revenues in the financial statements and are amortized over the period in which revenues are collected. Trojan plant and decommissioning costs are currently covered in customer rates. Of the remaining regulatory assets of approximately $500 million, 78% have been treated by the Oregon Public Utility
Commission (PUC) as allowable cost of service items in PGE's most recent rate processes. The remaining amounts, primarily comprised of power cost deferrals, are subject to regulatory confirmation in future ratemaking proceedings.

Hedge Accounting

PGE may use derivative products to hedge against exposures to interest rate and commodity price risks. The objective is to mitigate risks due to market fluctuations associated with external financings or the purchase of natural gas, electricity and related products. PGE's hedging programs are intended to reduce such risks.

Gains and losses from derivatives that reduce commodity price risks are recognized as fuel or purchased power expense. Gains and losses from derivatives that reduce interest rate risk of future debt issuances are deferred and amortized over the life of the related debt.

Reclassifications

Certain amounts in prior years have been reclassified for comparative purposes.

Note 2

Real Estate - Discontinued Operations

Portland General has substantially completed divestiture of its real estate operations in Columbia Willamette Development Company
(CWDC).  In June 1994, CWDC sold the largest
remaining property in its real estate
holdings for

$16 million. As a result, the real estate reserve was liquidated.

Note 3

Employee Benefits

Pension Plan

Portland General has a non-contributory
pension plan (the Plan) covering
substantially all of its employees. Benefits under the Plan are based on years of service, final average pay and covered compensation.
Portland General's policy is to contribute annually to the Plan at least the minimum required under the Employee Retirement Income
Security Act of 1974 but not more than the maximum amount deductible for income tax purposes. The Plan's assets are held in a trust and consist primarily of investments in common stocks, corporate bonds and US government issues.

Portland General determines net periodic pension expense according to the principles of SFAS No. 87, Employers' Accounting for
Pensions. Differences between the actual and expected return on plan assets is included in net amortization and deferral and is considered in the determination of future pension expense.


The following table sets forth the Plan's funded status and amounts recognized in Portland General's financial statements
(thousands of dollars):

                                                         1994

   1993


  Actuarial present value of benefit
  obligations:
    Accumulated benefit obligation, including
     vested benefits of $142,082 and $151,334          $154,320

 $166,301
    Effect of projected future compensation levels       35,134

   32,608
    Projected benefit obligation (PBO)                  189,454

  198,909
  Plan assets at fair value                             245,225

  262,412
  Plan assets in excess of PBO                           55,771

   63,503
  Unrecognized net experience gain                      (54,391)

  (60,445)
  Unrecognized prior service costs                       12,935

   14,147
  Unrecognized net transition asset being               (19,575)

  (21,533)
   recognized over 18 years

  Pension - prepaid cost (liability)                   $ (5,260)

 $ (4,328)



                                                        1994

  1993        1992


  Assumptions:
     Discount rate used to calculate PBO                8.50%

 7.25%       8.00%
     Rate of increase in future compensation levels     6.50

 5.25        6.00
     Long-term rate of return on assets                 8.50

 8.50        8.50


Net pension expense for 1994, 1993 and 1992 included the following components
(thousands of dollars):

                                                        1994

  1993        1992

  Service cost                                       $  6,199
$  6,151    $  6,082
  Interest cost on PBO                                 14,693

14,241      13,792

  Actual return on plan assets                          6,011
(48,231)    (18,272)
  Net amortization and deferral                       (25,971)

29,839       1,496
  Net periodic pension expense                       $    932
$  2,000    $  3,098


Other Post-Retirement Benefit Plans
Portland General accrues for health, medical and life insurance costs during the employees' service years, per SFAS No. 106.
PGE receives recovery for the annual
provision in customer rates. Employees are covered under a Defined Dollar Medical
Benefit Plan which limits Portland General's obligation by establishing a maximum contribution per employee. The accumulated benefit obligation for postretirement health and life insurance benefits at December 31, 1994 was $27 million, for which there were $25 million of assets held in trust. The benefit obligation for postretirement health and life insurance benefits at December 31, 1993 was $31 million.

Portland General also provides senior
officers with additional benefits under an unfunded Supplemental Executive Retirement
Plan (SERP). Projected benefit obligations for the SERP are $15 million and $16 million at December 31, 1994 and 1993, respectively.

Deferred Compensation

Portland General provides certain employees with benefits under an unfunded Management
Deferred Compensation Plan (MDCP).
Obligations for the MDCP are $21 million and $18 million at December 31, 1994 and 1993, respectively.

Employee Stock Ownership Plan

Portland General has an Employee Stock
Ownership Plan (ESOP) which is a part of its 401(k) retirement savings plan. Employee contributions up to 6% of base pay are matched by employer contributions in the form of ESOP common stock. Shares of common stock to be used to match contributions of PGE employees were purchased from a $36 million loan from PGE to the ESOP trust in late 1990.
This loan is presented in the common equity section as unearned compensation. Cash contributions from PGE and dividends on shares held in the trust are used to pay the debt service on PGE's loan. As the loan is retired, an equivalent amount of stock is allocated to employee accounts. In 1994, total contributions to the ESOP of $5 million combined with dividends on unallocated shares of $1 million were used to pay debt service and interest on PGE's loan. Shares of common stock used to match contributions by employees of Portland General and its subsidiaries are purchased on the open market.

Note 4


Income Taxes

The following  table shows the  detail of taxes on  income and the  items used in
computing  the  differences between  the statutory  federal
income tax  rate and
Portland General's effective tax rate.  Note:   The table does
not include income
taxes related to 1994 gains on discontinued real  estate
operations (thousands of
dollars):


                                                 1994
1993         1992

     Income Tax Expense:
       Currently payable                      $ 48,905      $
2,989     $ 44,057
        Deferred income taxes                   26,741
72,889       27,648
        Investment tax credit adjustments       (4,145)
(4,356)      (6,981)
                                              $ 71,501      $
71,522     $ 64,724


      Provision Allocated to:
        Operations                            $ 71,878      $
69,770     $ 67,235
        Other income and deductions               (377)
1,752       (2,511)
                                              $ 71,501      $
71,522     $ 64,724
      Effective Tax Rate Computation:
        Computed tax based on
         statutory federal income
         tax rates applied to
         income before income taxes           $ 57,596      $
56,224     $ 52,478

        Increases (Decreases) resulting from:
         Accelerated depreciation                8,283
10,748        9,462
         State and local taxes - net             8,953
3,288       10,117
         Investment tax credits                 (4,145)
(4,356)      (6,981)
         Excess deferred taxes                    (767)
(3,419)      (1,816)
         USDOE nuclear fuel assessment               -
5,075            -
         Preferred dividend requirement          3,526
3,935        4,296
         Other                                  (1,945)
27       (2,832)
                                              $ 71,501      $
71,522     $ 64,724

         Effective tax rate                      43.5%
44.5%         41.9%



As of December 31, 1994 and 1993, the significant components of the Company's deferred income tax assets and liabilities were as follows

 (thousands of
dollars):


                                                  1994       1993


           Deferred Tax Assets
           Plant-in-service                   $  72,012     $
73,625
           Deferred gain on sale of assets       47,134
47,718
           Other                                 51,924
74,334

                                                171,070
195,677


           Deferred Tax Liabilities

           Plant-in-service                    (444,546)
(448,559)
           Energy Efficiency programs           (23,024)
(15,395)
           Trojan abandonment                   (80,944)
(75,948)
           WNP-3 exchange contract              (68,698)
(70,542)
           Replacement power costs              (38,136)
(29,574)
           Leasing                             (146,468)
(147,101)
           Other                                (40,829)
(41,451)

                                               (842,645)
(828,570)

           Less current deferred taxes            4,040
842
           Less valuation allowance             (20,135)
(28,197)

           Total                              $(687,670)
$(660,248)


Portland General has recorded deferred tax assets and liabilities for all temporary differences between the financial statement bases and tax bases of assets and liabilities.

Portland General has benefits of capital loss carryforwards that presently cannot be offset with capital gains and accordingly has recorded a valuation allowance totalling $20.1 million at December 31, 1994 to fully reserve against these assets.

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


Note 5

Trojan Nuclear Plant

Plant Shutdown and Transition Costs - PGE is the 67.5% owner of Trojan. In early 1993 PGE ceased commercial operation of Trojan. Since plant closure PGE has committed itself to a safe and economical transition toward a decommissioned plant.

Transition costs associated with operating and maintaining the spent fuel pool and securing the plant until dismantlement begins are estimated at $51 million for the period
1995 through 1998 inclusive. These costs are recorded as part of the Trojan decommissioning reserve and transition costs on the Company's balance sheet. Unlike decommissioning costs which will utilize funds from PGE's Nuclear Decommissioning
Trust (NDT), transition costs are paid from current operating funds.

Decommissioning - In January 1995 PGE
submitted a decommissioning plan to the
Nuclear Regulatory Commission (NRC) and
Energy Facility Siting Council of Oregon
(EFSC).  The plan estimates PGE's cost to
decommission Trojan at $351 million
reflected in nominal dollars (actual
dollars expected to be spent in each year).
The decommissioning estimate represents a site specific decommissioning cost estimate performed for Trojan by an experienced decommissioning engineering firm. This cost estimate assumes that the majority of decommissioning activities will occur between
1997 and 2001, beginning with the removal of certain large plant components while construction of a temporary dry spent fuel storage facility is taking place. The plan anticipates final site restoration activities will begin in 2018 after PGE completes shipment of spent fuel to a United States
Department of Energy (USDOE) facility (see the Nuclear Fuel Disposal discussion below).

As noted above, the decommissioning plan reflects PGE's current efforts to remove some of Trojan's large components which is expected to result in overall decommissioning cost savings. Since the Trojan large component removal project (LCRP) will be completed prior to NRC and EFSC approval of PGE's formal decommissioning plan, specific approval of the LCRP was obtained from EFSC in November 1994.

Decommissioning activities reflected in the cost estimate include the cost of decommissioning planning, removal and
disposal of radioactively contaminated
equipment and facilities as required by the NRC; building demolition; nonradiological site remediation;
and extended fuel management costs including licensing and surveillance through the year
2018.

The Trojan decommissioning plan filed with the NRC was the culmination of a two-year process undertaken by PGE to evaluate the most economical way to safely decommission
Trojan in a regulated environment. Both the 1994 update and the 1993 site specific cost estimates are reflected in the financial statements in nominal dollars (actual dollars expected to be spent in each year). The $17 million difference between the 1993 $334 million estimate and the 1994 $351 million estimate, stated in nominal dollars, is due to refinement of the timing and scope of certain dismantlement activities. Stated in
1994 dollars the current estimate of $234 million is not significantly changed from the previous estimate of $230 million.

Following is a reconciliation of the
decommissioning cost estimate from December
31, 1992 to December 31, 1994 (thousands of dollars):


    Decommissioning estimate -
     12/31/92                          $281,779
    Adjustments:
    Site specific cost estimate -
     12/31/93                            52,431
    Rate case testimony filed with
    PUC - 9/30/94                        16,556
    NRC decommissioning plan filed -
     12/31/94                               528
                                        351,294
    Decommissioning expenditures
     through 12/31/94                    (4,986)
    Decommissioning liability -
     12/31/94                          $346,308

    Decommissioning liability          $346,308
    Transition costs                     50,565
    Trojan decommissioning liability
     and transition costs              $396,873



PGE expects any future changes in estimated decommissioning costs to be incorporated in future revenues to be collected from customers. PGE collects revenues from customers for decommissioning costs and deposits them into an external trust fund.
Earnings on the trust fund will be used to adjust the amount of decommissioning costs to be collected from customers.

Trojan decommissioning trust assets are
invested primarily in investment grade tax-exempt bonds which are available for sale.
Year-end balances are valued at market which approximates cost. For the year ended December
31, 1994 and 1993 the trust reflected the following activity (thousands of dollars):

                                 1994       1993
Beginning Balance                $48,861    $32,945

Activity
Contributions                     11,220     11,220
Gain (loss)                       (1,596)     4,696
Disbursements                          -          -

Ending Balance                   $58,485    $48,861


Investment Recovery - PGE filed a general rate case on November 8, 1993 which addresses recovery of Trojan plant costs, including decommissioning. In late February 1993 the PUC granted PGE accounting authorization to continue using previously approved depreciation and decommissioning rates and lives for its Trojan investment.

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

Management believes that the PUC will grant future revenues to cover all, or substantially all, of Trojan plant costs with an appropriate return. However, recovery of the Trojan plant investment and decommissioning costs requires PUC approval in a public regulatory process. Although the PUC has allowed PGE to continue, on an interim basis, collection of these costs in the same manner as prescribed in its last general rate proceeding, the PUC has not previously addressed recovery of costs related to a prematurely retired plant when the decision to close the plant was based upon a least cost planning process. While the PUC Staff has recommended recovery of 85.9% of the Trojan investment and full recovery of decommissioning costs, the ultimate decision will be made by the PUC.
If the PUC staff's recommendation on Trojan were the ultimate outcome of the regulatory process, PGE estimates that it could record a loss of up to approximately $39 million. Due to uncertainties inherent in a public process, management cannot predict, with certainty, whether the PUC will allow recovery of all, or substantially all, of the $342 million Trojan plant investment and $339 million of decommissioning costs.
Management believes the ultimate
outcome of this public regulatory process will not have a material adverse effect on the financial condition, liquidity or capital resources of Portland General. However, it may have a material impact on the results of operations for a future reporting period.

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

Nuclear Fuel Disposal and Clean up of Federal
Plants - PGE contracted with the USDOE for permanent disposal of its spent nuclear fuel in USDOE facilities at a cost of .1 cent per net kilowatt-hour sold at Trojan which PGE pre-paid during the period of Trojan's operations. Significant delays are expected in the USDOE acceptance schedule of spent nuclear fuel from domestic utilities. The federal repository which was originally scheduled to begin operations in 1998 is now estimated to commence no earlier than 2010.
Based on this projection, PGE anticipates the possibility of difficulties in disposing of its high-level radioactive waste by 2018.
However, on-site storage capacity is able to accommodate fuel until the federal facilities are available.

The Energy Policy Act of 1992 provided for the creation of a Decontamination and Decommissioning Fund (DDF) to provide for the clean up of the USDOE gas diffusion plants.
The DDF is to be funded by domestic nuclear utilities and the Federal Government. The legislation provided that each utility pays based on the ratio of the amount of enrichment services the utility purchased to the total amount of enrichment services
purchased by all domestic utilities prior to the enactment of the legislation. Based on Trojan's 1.1% usage of total industry enrichment services, PGE's portion of the funding requirement is approximately $17.3 million. Amounts are funded over 15 years beginning with the USDOE's fiscal year 1993.
Since enactment PGE has made the first three of the 15 annual payments with the first annual payment made in September 1993.

Nuclear Insurance - The Price-Anderson
Amendment of 1988 limits public liability claims that could arise from a nuclear incident to a maximum of $9.0 billion per incident. PGE has purchased the maximum primary insurance coverage currently available of $200 million. The remaining
$8.8 billion is covered by secondary
financial protection required by the NRC.
This secondary coverage provides for loss sharing among all owners of nuclear reactor licenses.

In the event of an incident at any nuclear plant in which the amount of the loss exceeds
$200 million, PGE could be assessed
retrospective premiums of up to $53.5 million per incident, limited to a maximum of $6.75 million per incident in any one year under the secondary financial protection coverage.


Based upon Trojan's permanently defueled condition and following the NRC and other regulators' approval, PGE and co-owners carry property insurance coverage on the Trojan plant in the amount of $155 million and self-insure for on-site decontamination.

Note 6

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

  Paid-in    Unearned
                            of Shares        Value    of Shares

  Value        Value

    Value

  Capital  Compensation*
(Thousands of Dollars
 except share amount)




December 31, 1991           46,525,163     $174,469    2,269,040

 $ 126,904    $  25,000

         -

 $502,559     $(30,070)
Sales of stock                 574,538        2,155      300,000

         -            -

   $30,000

    7,293            -
Redemption of stock                  -            -   (1,036,000)

    (3,600)
(25,000)          -

      871             -
Repayment of ESOP loan
 and other                           -            -            -

         -            -

         -

     (921)        6,592

December 31, 1992           47,099,701      176,624    1,533,040

   123,304            -

    30,000

  509,802      (23,478)
Sales of stock                 534,952        2,006            -

         -            -

         -

    8,802            -
Redemption of stock                  -            -      (36,000)

    (3,600)           -

         -

    2,130            -
Repayment of ESOP loan
 and other                           -            -            -

         -            -

         -

   (1,676)        4,327

December 31, 1993           47,634,653      178,630    1,497,040

   119,704            -

    30,000

  519,058      (19,151)
Sales of stock               2,864,839       10,743            -

         -            -

         -

   40,390            -
Redemption of stock             (4,000)         (15)    (200,000)

   (20,000)

         -

    2,055            -
 Repayment of ESOP loan
 and other                           -            -           -

         -            -

         -

    2,412        5,515
December 31, 1994           50,495,492     $189,358    1,297,040

  $ 99,704     $      -

   $30,000

 $563,915     $(13,636)


* See the  discussion of stock compensation  plans below and Note

3, Employee Benefits
for  a
discussion of the ESOP.

Common Stock
As of December 31, 1994, Portland General had reserved 2,872,476 authorized but unissued common shares for issuance under its dividend reinvestment plan. In addition, new shares of common stock are issued under an employee stock purchase plan.

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

The 8.10% Series preferred stock has an
annual sinking fund requirement which
requires the redemption of 100,000 shares at $100 per share which began in 1994. At its option, PGE may redeem, through the sinking fund, an additional 100,000 shares each year.
This Series is redeemable at the option of PGE at $102 per share to April 14, 1995 and at reduced amounts thereafter.

Common Dividend Restriction of Subsidiary
PGE is restricted from paying dividends or making other distributions to Portland
General, without prior PUC approval, to the extent such payment or distribution would reduce PGE's common stock equity capital below 36% of its total capitalization. At
December 31, 1994, PGE's common stock equity capital was 47% of its total capitalization.

Stock Compensation Plans
Portland General has a plan under which 2.3 million shares of Portland General common stock are available for stock-based incentives. Upon termination, expiration or lapse of certain types of awards, any shares remaining subject to the award are again available for grant under the plan. As of December 31, 1994, stock options for 835,300 shares of common stock were outstanding.
Options for 15,000 shares are currently
exercisable: 2,500 at $17.375 per share;
7,500 at $14.75 per share and 5,000 shares at $17.125 per share. The options for the remaining 820,300 shares are exercisable beginning in 1995 through 1999 at prices ranging from $13 to $22.25 per share.

During 1994, Portland General issued 60,882 restricted common shares for officers and selected employees of both Portland General and PGE. As of December 31, 1994, 120,882 restricted common shares under the plan were outstanding for officers and employees.

Note 7

Short-Term Borrowings

At December 31, 1994, Portland General had total committed lines of credit of $215 million. Portland General has a $15 million committed facility expiring in July 1995. PGE has committed facilities of $120 million expiring in July 1997 and $80 million expiring in July 1995. These lines of credit have annual fees ranging from 0.125% to 0.15% and do not require compensating cash balances. The facilities are used primarily as backup for both commercial paper and borrowings from commercial banks under uncommitted lines of credit. At December 31, 1994, there were no outstanding borrowings under the committed facilities.

PGE has a $200 million commercial paper
facility. Unused committed lines of credit must be at least equal to the amount of PGE's commercial paper outstanding.

Commercial paper and lines of credit
borrowings are at rates reflecting current market conditions and, generally, are substantially below the prime commercial rate.

Short-term borrowings and related interest rates were as follows (thousands of dollars):


                                                    1994
1993         1992

     As of year end:

       Aggregate short-term debt outstanding
        Bank loans                                       -

   -     $ 10,002
        Commercial paper                          $148,598
$159,414      130,676

       Weighted average interest rate
        Bank loans                                       -

   -         4.4%
        Commercial paper                              6.2%

3.5%          4.1

       Unused committed lines of credit           $215,000
$240,000     $180,000

     For the year ended:

       Average daily amounts of short-term
       debt outstanding
        Bank loans                                 $ 1,273     $
10,949      $  7,671
        Commercial paper                           138,718
123,032        89,077
       Weighted daily average interest rate
        Bank loans                                    4.3%

3.6%          5.0%
        Commercial paper                               4.5

 3.5           4.2
       Maximum amount outstanding
        during the year                           $174,082
$171,208      $144,056



  Interest rates exclude the effect of commitment fees, facility fees and other financing fees.

Note 8


Long-Term Debt

The Indenture securing PGE's First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility property and franchises, other than expressly excepted property.

The following principal amounts of long-term debt become due for redemption through sinking funds and maturities (thousands of dollars):


                             1995       1996       1997
1998       1999


    Sinking Funds         $  1,138    $   988    $   688    $
688    $   688

    Maturities:
      PGC (Parent only)          -    $30,000          -
- -          -
      PGE                  $71,356     17,528     $86,385
$64,745     $44,000
                           $71,356    $47,528    $86,385
$64,745    $44,000

The sinking funds include  $988,000 a year for 1995  and 1996 and
$688,000 for  1997
through 1999, which, in accordance with the terms of the
Indenture, PGE may satisfy
by pledging  available property  additions equal  to 166-2/3%  of the sinking  fund
requirements.


Interest Rate Swap Agreements

In November 1994, PGE entered into two 10 year forward interest rate swap agreements, each with a notional amount of $25 million. The agreements are used to hedge against interest rate movements on long-term debt which PGE anticipates issuing in mid-
1995. PGE is committed to terminate the agreements on or before May 15, 1995.

PGE is exposed to credit risks in the event of nonperformance by the counterparties to these interest rate swap agreements. PGE anticipates that the counterparties will be able to fully satisfy their obligations.

Note 9

Commitments

Natural Gas Agreements
PGE has two long-term agreements for
transmission of natural gas
from domestic and Canadian sources to PGE's existing and proposed natural gas-fired generating facilities. One agreement provides PGE firm pipeline capacity beginning
June, 1993 and increased pipeline capacity in November 1995. The second agreement will give PGE capacity on a second interstate gas pipeline. Under the terms of these two agreements, PGE is committed to paying capacity charges of approximately $5 million during 1995,
$14 million annually in 1996 through 1999, and $140 million over the remaining years of the contract which expires in 2015. Under these agreements PGE has the right to assign unused capacity to other parties. In addition, PGE will make a capital contribution for pipeline construction of approximately $3 million in 1995.

For the period of October 1994 through
February 1995, PGE hedged an average of
38,000 MMBtus per day of physical gas
purchases which represented approximately 40% of gas usage for the period. The effect of these agreements was to fix the prices of gas.

Railroad Service Agreement

In October 1993, PGE entered into a railroad service agreement to deliver coal from Wyoming to the Boardman Coal Plant (Boardman) and is required to contribute $7 million over the 5 years remaining in the contract.

Purchase Commitments

Other purchase commitments outstanding
(principally construction at PGE) totaled approximately $69 million at December 31, 1994.
Cancellation of these purchase
agreements could result in cancellation
charges.

Purchased Power

PGE has long-term power purchase contracts with certain public utility districts in the state of Washington and with the City of Portland, Oregon. PGE is required to pay its proportionate share of the operating and debt service costs of the hydro projects whether or not they are operable.


Selected information is summarized as follows
(thousands of dollars):

                                           Rocky     Priest

               Portland
                                           Reach     Rapids
Wanapum    Wells     Hydro

       Revenue bonds outstanding at
        December 31, 1994                 $218,246  $131,163
$186,425  $195,320  $ 39,190
       PGE's current share of output,
        capacity, and cost
        Percentage of output                 12.0%     13.9%
18.7%     22.7%      100%
        Net capability in megawatts            155       127

194       191        36
        Annual cost, including debt
         service
         1994                               $4,500    $3,400
$4,800    $6,600    $4,600
         1993                                4,000     3,800
5,400     5,500     4,800
         1992                                3,900     3,100
4,400     4,800     4,400

       Contract expiration date               2011      2005
2009      2018      2017


PGE's share of debt service costs, excluding interest, will be approximately $6 million for 1995 and 1996, $7 million for 1997, and $6 million for 1998 and 1999. The minimum payments through the remainder of the contracts are estimated to total $97 million.

PGE has entered into long-term contracts to purchase power from other utilities in the west. These contracts will require fixed payments of up to $67 million in 1995, $32 million in 1996, and $22 million in 1997.
After that date, capacity contract charges will be up to $25 million annually until 2001. From 2001 until 2016 capacity charges total $19 million annually.

Leases

PGE has operating and capital leasing
arrangements for its headquarters complex, combustion turbines and the coal-handling facilities and certain railroad cars for Boardman. PGE's aggregate rental payments charged to expense amounted to $22 million in 1994 and 1993, and $20 million in 1992. PGE has capitalized its combustion turbine leases. However, these leases are considered operating leases for ratemaking purposes.

As of December 31, 1994, the future minimum lease payments under non-cancelable leases are as follows (thousands of dollars):


      Year Ending                            Operating Leases
      December 31       Capital Leases    (Net of Sublease
Rentals)     Total


          1995             $ 3,016                $ 18,224

    $21,240
          1996               3,016                  18,331

     21,347
          1997               3,016                  18,821

     21,837
          1998               3,016                  18,618

     21,634
          1999               1,388                  19,604

     20,992
       Remainder                 -                 167,015

    167,015
         Total              13,452                $260,613

   $274,065
       Imputed Interest     (1,929)
       Present Value of
       Minimum Future
       Net Lease Payments  $11,523


Included in the future minimum operating lease payments schedule above is approximately $135 million for PGE's headquarters complex.

Note 10

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



Note 11

Jointly-Owned Plant

At December 31, 1994, PGE had the following investments in jointly-owned generating plants (thousands of dollars):

                                            MW        PGE %
Plant      Accumulated
   Facility         Location      Fuel   Capacity   Interest   In
Service   Depreciation

   Boardman       Boardman, OR    Coal      508       65.0
$364,947      $164,199
   Colstrip 3&4   Colstrip, MT    Coal    1,440       20.0
447,053       174,075
   Centralia      Centralia, WA   Coal    1,310        2.5

9,588         5,435

The dollar amounts  in the table above  represent PGE's share of each jointly-owned
plant.   Each  participant in  the  above generating  plants  has
provided  its  own
financing.  PGE's share of  the direct expenses of these  plants is included in  the
corresponding operating expenses on Portland General's and PGE's consolidated income
statements.


Note 12

Regulatory Matters

Public Utility Commission of Oregon
PGE had sought judicial review of three rate matters related to a 1987 general rate case. In July
1990 PGE reached an out-of-court settlement with the PUC on two of the three rate matter issues being litigated. The settlement resolved the dispute with the PUC regarding treatment of accelerated amortization of certain investment tax credits and 1986-1987 interim relief.

The settlement, however, did not resolve the issue related to the gain on PGE's sale of a portion of Boardman and the Intertie. PGE's position is that 28% of the gain should be allocated to customers. The 1987 rate order allocated 77% of the gain to customers over a 27-year period. In accordance with the 1987 rate order, the unamortized gain, $119 million at December 31, 1994, is being distributed as a reduction of customer revenue requirements .

On January 23, 1995 the Marion County Circuit
Court affirmed the PUC's decision in the 1987 rate order discussed above. PGE has sixty days from the date of the decision to appeal.


Note 13

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

PGE has agreed to a tentative settlement in the case which would result in a $1 million payment by the Company. Any final settlement will require court approval.

Bonneville Pacific Class Action and Lawsuit
A complaint was originally filed on August 31, 1992 as the consolidation of various class actions filed on behalf of certain purchasers of Bonneville Pacific
Corporation common shares and subordinated debentures.
In April 1994 the Court dismissed certain of the plaintiffs' claims and thereafter plaintiffs filed a second amended consolidated class action complaint. The defendants in the action are certain Bonneville Pacific Corporation insiders and other individuals associated with Bonneville Pacific, Portland
General Corporation (Portland General), Portland General
Holdings,
Inc. (Holdings), certain Portland General individuals, Deloitte & Touche (Bonneville's independent auditors) and one of its partners,
Mayer, Brown & Platt, a law firm used by Bonneville, and two partners of that firm, three underwriters of a Bonneville offering of convertible subordinated debentures (Kidder, Peabody & Co., Piper Jaffray & Hopwood Incorporated, and Hanifen, Imhoff Inc.), and Norwest Bank, Minnesota, N.A., indenture trustee on a Bonneville Pacific's offering of convertible subordinated debentures.
The amount of damages sought is not specified.

The claims asserted against Portland General, Holdings, and the Portland General individuals allege violations of federal and Utah state securities laws and of Racketeer Influenced and Corrupt
Organizations Act (RICO).

Further motions to dismiss have been filed in response to the amended complaint, however hearing on the motions of Portland General, Holdings, and the Portland General individuals has been deferred pending ongoing settlement discussions between those parties and the plaintiffs.

A separate legal action was filed on April 24, 1992 by Bonneville
Pacific
Corporation against Portland General, Holdings, and certain individuals affiliated with Portland General or Holdings alleging breach of fiduciary duty, tortious interference, breach of contract, and other actionable wrongs related to Holdings' investment in Bonneville Pacific. On August 2, 1993 an amended complaint was filed by the Bonneville Pacific bankruptcy trustee against Portland General or Holdings and over 50 other defendants unrelated to Portland General or Holdings. This complaint and another subsequent amended version were dismissed by the Court in whole or in part. The Trustee has currently on file his Fifth Amended Complaint.
The complaint includes allegations of RICO violations and RICO conspiracy, collusive tort, civil conspiracy, common law fraud, negligent misrepresentation, breach of fiduciary duty, liability as a partner for the debts of a partnership, and other actionable wrongs. Although the amount of damages sought is not specified in the Complaint, the Trustee has filed a damage disclosure calculation which purports to compute damages in amounts ranging from
$340 million to $1 billion - subject to possible increase based on various factors. The Portland General parties have again filed motions to dismiss.
Arguments were heard in December, 1994, and the motions are awaiting decision by the Court.

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


Note 14

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

Interest Rate/Natural Gas Hedging

The fair value of interest rate and natural gas derivatives is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current market rates. At year-end 1994 this amount was not material.

The estimated fair values of financial
instruments are as follows (thousands of dollars):

                                           1994
1993
                                  Carrying      Fair
Carrying     Fair
                                   Amount       Value
Amount      Value


   Preferred stock subject to
     mandatory redemption         $ 60,000    $ 60,000      $
80,000    $ 84,815

   Long-term debt
     PGC (Parent only)            $ 30,000    $ 29,887      $
50,000    $ 53,363
     PGE                           866,114     824,211
820,814     848,696
                                  $896,114    $854,098
$870,814    $902,059



                          QUARTERLY COMPARISON FOR 1994 AND 1993
(Unaudited)

Portland General Corporation

                                    March 31      June 30
September 30    December 31
                                       (Thousands of Dollars
except per share amounts)

   1994
   Operating revenues               $278,014     $202,110
$214,180         $265,105
   Net operating income               57,116       31,012
28,667           37,501
   Net income                         39,165       23,965
11,887           24,513
   Common stock
   Average shares outstanding     48,670,211   50,145,565
50,285,669       50,461,348
   Earnings per average share 1         $.80         $.48

$.24             $.49


   1993
   Operating revenues               $276,832     $192,146
$209,250         $268,601
   Net operating income               55,187       31,174
23,816           48,004
   Net income                         36,556       13,328
6,349           32,885
   Common stock
   Average shares outstanding     47,243,743   47,354,072
47,458,575       47,564,862
   Earnings per average share 1         $.77         $.28

$.13             $.69




   1 As a result of dilutive effects of shares issued during the period, quarterly earnings per share cannot be added to arrive at annual earnings per share.



   Portland General Electric Company

                                    March 31      June 30
September 30    December 31
                                       (Thousands of Dollars
except per share amounts)


   1994
   Operating revenues               $277,672     $201,773
$213,897         $265,613
   Net operating income               54,751       28,727
27,484           42,246
   Net income                         41,187       18,540
14,807           31,584
   Income available for
    common stock                      38,199       15,894
12,224           29,001




   1993
   Operating revenues               $276,304     $191,632
$208,534          $268,061
   Net operating income               51,369       30,385
27,656            44,790
   Net income                         37,382       16,704
14,302            31,356
   Income available for
    common stock                      34,314       13,703
11,314            28,367




Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

None.



                                         Part III





Items 10-13   Information Regarding Directors and Executive
Officers
              of the Registrant


Portland General Corporation

Information for items 10-13 are incorporated by reference to Portland General's definitive proxy statement to be filed on or about March 27,

1995.   Executive
officers of Portland General are listed on page 21 of this
report.

Portland General Electric Company

Information  for items  10-13 are  incorporated by  reference to
Portland General's
definitive  proxy statement  to  be filed  on or  about March
27, 1995.   Executive
officers of Portland General Electric are listed on page 21 of this report.


                                     Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


Portland General Corporation and Portland General Electric
Company

(a)   Index to Financial Statements and Financial Statement
Schedules


     Page  No.


     PGC   PGE


      Financial Statements
      Report of Independent Public Accountants

      32    66
      Consolidated Statements of Income for each of the three
years
        in the period ended December 31, 1994

      33    67
      Consolidated Statements of Retained Earnings for each of
the
        the three years in the period ended December 31, 1994

      33    67
      Consolidated Balance Sheets at December 31, 1994 and 1993

      34    68
      Consolidated Statements of Capitalization at December 31,
1994
        and 1993

      35    69
      Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 1994

      36    70
      Notes to Financial Statements

      37    71

      Financial Statement Schedules

      Schedules are omitted because of the absence of conditions under which they are required or  because the required  information is given in the  financial
      statements or notes thereto.

      Exhibits
      See Exhibit Index on Page 60 of this report.

(b)   Report on Form 8-K


     PGC   PGE
      December 7, 1994 - Item 5.  Other Events:

      X     X
      Deferred accounting application withdrawn by PGE.

      December 29, 1994 - Item 5.  Other Events:

      X     X
      PUC staff recommends that PGE recover 85.9% of Trojan
investment.


                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Portland General
Corporation



March 2, 1995                                    By      /s/ Ken
L. Harrison

Ken L. Harrison

                                                     Chairman of
the Board and
                                                     Chief
Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.


                               Chairman of the Board and
 /s/ Ken L. Harrison            Chief Executive Officer
March 2, 1995
     Ken L. Harrison


                               Vice President Finance,
                                Chief Financial Officer,
                                Chief Accounting Officer
 /s/ Joseph M. Hirko            and Treasurer
March 2, 1995
     Joseph M. Hirko


    *Gwyneth Gamble Booth
    *Peter J. Brix
    *Carolyn S. Chambers
    *John W. Creighton, Jr.
    *Ken L. Harrison
    *Jerry E. Hudson           Directors
March 2, 1995
    *Warren E. McCain
    *Jerome J. Meyer
    *Randolph L. Miller
    *Richard G. Reiten
    *Bruce G. Willison

     *By       /s/ Joseph E. Feltz
         (Joseph E. Feltz, Attorney-in-Fact)

                                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Portland General
Electric Company



March 2, 1995                                By     /s/ Ken L.
Harrison
                                                         Ken L.
Harrison

                                                   Chairman of
the Board and
                                                   Chief
Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.


                               Chairman of the Board and
 /s/ Ken L. Harrison            Chief Executive Officer
March 2, 1995
     Ken L. Harrison


                               Vice President Finance
                                Chief Financial Officer,
                                Chief Accounting Officer
 /s/ Joseph M. Hirko            and Treasurer               March
2, 1995
     Joseph M. Hirko


    *Gwyneth Gamble Booth
    *Peter J. Brix
    *Carolyn S. Chambers
    *John W. Creighton, Jr.
    *Ken L. Harrison
    *Jerry E. Hudson           Directors
March 2, 1995
    *Warren E. McCain
    *Jerome J. Meyer
    *Randolph L. Miller
    *Bruce G. Willison

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

          X

       * Form of Articles of Amendment of the New Preferred
         Stock of Portland General Electric Company
         [Registration No. 33-21257, Exhibit (4)].

          X

       * Bylaws of Portland General Corporation as amended on
         February 5, 1991 [Form 10-K for the fiscal year ended December 31, 1990, Exhibit (10)].

   X

       * Bylaws of Portland General Electric Company as amended on October 1, 1991 [Form 10-K for the fiscal

          X
         year ended December 31, 1991, Exhibit (3)].

(4) * Portland General Electric Company Indenture of Mortgage and Deed of Trust dated July 1, 1945;

       * Fourteenth Supplemental Indenture dated March 1, 1965
         (Form 8, Amendment No. 1, dated June 14, 1965).

   X      X

       * Fifteenth Supplemental Indenture, dated June 1, 1966;
         Sixteenth Supplemental Indenture, dated October 1, 1967;
         Eighteenth Supplemental Indenture, dated November 1,
1970;
         Twentieth Supplemental Indenture, dated November 1,
1972;
         Twenty-First Supplemental Indenture, dated April 1,
1973;
         (Registration No. 2-61199, Exhibit 2.d-1).

   X      X


                  PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Number                       Exhibit

  PGC    PGE


       * Fortieth Supplemental Indenture, dated October 1,
         1990 [Form 10-K for the fiscal year ended December 31, 1990, Exhibit (4)].

   X      X

       * Forty-First Supplemental Indenture dated December 31,
         1991 [Form 10-K for the fiscal year ended December 31,

   X      X
         1991, Exhibit (4)].

       * Forty-Second Supplemental Indenture dated April 1, 1993
         [Form 10-Q for the quarter ended March 31,1993, Exhibit (4)].

   X      X

       * Forty-Third Supplemental Indenture dated July 1, 1993
         [Form 10-Q for the quarter ended September 30, 1993,
         Exhibit (4)].

   X      X

       * Forty-Fourth Supplemental Indenture dated August 1, 1994
         [Form 10-Q for the quarter ended September 30, 1994,
         Exhibit (4)].

   X      X

         Other instruments which define the rights of holders of long-term debt not required to be filed herein will be furnished upon written request.

(10)   * Residential Purchase and Sale Agreement with the
         Bonneville Power Administration [Form 10-K for the fiscal year ended December 31, 1981, Exhibit (10)].

   X      X

       * Power Sales Contract and Amendatory Agreement Nos. 1 and
         2 with Bonneville Power Administration [Form 10-K for the fiscal year ended December 31, 1982, Exhibit (10)].

   X      X

       The following 12 exhibits were filed in conjunction with the
       1985 Boardman/Intertie Sale:

       * Long-term Power Sale Agreement, dated November 5, 1985
         [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

   X      X

       * Long-term Transmission Service Agreement, dated
         November 5, 1985 [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

   X      X

       * Participation Agreement, dated December 30, 1985
         [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

   X      X


                  PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Number                       Exhibit

  PGC    PGE


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


       * Portland General Corporation Outside Directors'
         Deferred Compensation Plan, 1990 Restatement dated November 1, 1990 [Form 10-K for the fiscal year ended December 31, 1990, Exhibit (10)].

   X      X

       * Portland General Corporation Retirement Plan for
         Outside Directors, 1990 Restatement dated July 10, 1990
         [Form 10-K for the fiscal year ended December 31, 1990, Exhibit (10)].

   X      X


                  PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Number                       Exhibit

  PGC    PGE


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

   X
         1991, Exhibit (10)].

         Portland General Corporation outside Directors' Stock
         Compensation Plan, Amendment No. 1 dated February 8,
         1994 [Form 10-Q for the quarter ended March 31, 1994,
         Exhibit (10)].

   X

(23)     Portland General Corporation Consent of Independent
         Public Accountants (filed herewith).

   X

         Portland General Electric Company Consent of Independent
         Public Accountants (filed herewith).

          X

(24)     Portland General Corporation Power of Attorney
         (filed herewith).

   X

         Portland General Electric Company Power of Attorney
         (filed herewith).

          X

(99)     Form 11-K relating to Employee Stock Purchase Plan of
         Portland General Corporation (filed herewith).

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

   X      X

       * Portland General Corporation Annual Incentive Master
Plan
         [Form 10-K for the fiscal year ended December 31, 1987, Exhibit (10)].

   X      X


                  PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Number                       Exhibit

  PGC    PGE


(10)   * Portland General Corporation Annual Incentive Master
Plan,
Cont.    Amendments No. 1 and No. 2 dated March 5, 1990 [Form
         10-K for the fiscal year ended December 31, 1989, Exhibit
         (10)].

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

   X      X

       * Portland General Corporation Supplemental Executive
         Retirement Plan, Amendment No. 1 dated January 1, 1991,
         [Form 10-K for the fiscal year ended December 31, 1991,

   X      X
         Exhibit (10)].

         Change in Control Severance Agreement, effective October
1,
         1994 (filed herewith).

   X      X

       * Portland General Corporation Amended and Restated 1990


         Long-Term Incentive Master Plan, amended July 1993.

   X

       * Portland General Corporation 1990 Long-Term Incentive
         Master Plan, Amendment No. 1 dated February 8, 1994.

   X

         Portland General Corporation Financial Data Schedule -
         UT (filed herewith - Electronic Filing Only).

   X

         Portland General Electric Company Financial Data
         Schedule - UT (filed herewith - Electronic Filing Only).

          X




* Incorporated by reference as indicated.

                                                APPENDIX


                                 PORTLAND GENERAL ELECTRIC
COMPANY


                                           TABLE OF CONTENTS



             PART II


 Page

               Item 8. Financial Statements and Notes  . . . . .
.   67

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

Arthur Andersen LLP  is PGE's independent  public accountant.  As a part of  its
annual audit, selected internal accounting controls  are reviewed in order to
determine the nature, timing and extent of audit tests to be performed. All of the corporation's financial records and related data are made available to Arthur
Andersen LLP Management has also endeavored to ensure that all representations to Arthur Andersen LLP were valid and appropriate.

Joseph M. Hirko
Vice President Finance,
Chief Financial Officer,
Chief Accounting Officer
and Treasurer

                    Report of Independent Public Accountants

To the Board of Directors and Shareholder of Portland General Electric Company:

We have audited  the accompanying consolidated  balance sheets and statements  of
capitalization  of  Portland General  Electric  Company  and subsidiaries  as  of
December 31, 1994  and 1993, and  the related consolidated
statements  of income,
retained earnings and cash flows for each of  the three years in the period ended
December 31, 1994.   These  financial statements  are the
responsibility of  the
Company's  management.   Our responsibility  is  to express  an
opinion  on these
financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan  and perform the audit to obtain  reasonable
assurance  about  whether   the  financial  statements   are
free  of   material
misstatement.  An audit includes  examining, on a test basis, evidence supporting
the amounts and  disclosures in the financial statements.  An audit also includes
assessing the  accounting  principles  used  and significant estimates  made  by
management, as well as evaluating  the overall financial
statement  presentation.
We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note 5 to the consolidated financial statements, the realization of assets related to the abandoned Trojan Nuclear
Plant in the amount
of $681 million is dependent upon the ratemaking treatment as determined by the
Public Utility Commission of Oregon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portland General
Electric Company
and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1994 in conformity with generally accepted accounting principles.


Arthur Andersen LLP

Portland, Oregon,
February 7, 1995


Item 8.     Financial Statements and Supplementary Data

        Portland General Electric Company and Subsidiaries
             Consolidated Statements of Income


For the Years Ended December 31                      1994
1993        1992



(Thousands of Dollars)


Operating Revenues                                $958,955
$944,531    $880,098
Operating Expenses
 Purchased power and fuel                          347,125
311,713     222,127
 Production and distribution                        61,891
73,576      93,677
 Maintenance and repairs                            47,389
55,320      70,476
 Administrative and other                           97,987
98,408     107,657
 Depreciation, decommissioning and amortization    124,003
121,898      98,039
 Taxes other than income taxes                      52,038
55,676      54,945
 Income taxes                                       75,314
73,740      73,140
                                                   805,747
790,331     720,061
Net Operating Income                               153,208
154,200     160,037
Other Income (Deductions)
 Allowance for equity funds used
  during construction                                  271

 -         311
 Other                                              15,500
11,771       7,717
 Income taxes                                          377
(1,752)      2,511
                                                    16,148
10,019      10,539

Interest Charges
 Interest on long-term debt and other               61,493
61,817      64,718
 Interest on short-term borrowings                   5,788
3,443       2,754
  Allowance for borrowed funds used
  during construction                               (4,043)
(785)    (2,458)
                                                    63,238
64,475     65,014
Net Income                                         106,118
99,744     105,562
Preferred Dividend Requirement                      10,800
12,046      12,636
Net Income Available for Common Stock             $ 95,318   $
87,698    $ 92,926


                 Portland General Electric Company and
Subsidiaries
                      Consolidated Statements of Retained
Earnings


For the Years Ended December 31                      1994
1993        1992
                                                       (Thousands
of Dollars)


Balance at Beginning of Year                      $179,297
$165,949    $146,198
Net Income                                         106,118
99,744     105,562
ESOP Tax Benefit & Amortization of
  Preferred Stock Premium                           (1,705)
(1,524)     (2,505)
                                                   283,710
264,169     249,255

Dividends Declared
 Common stock                                       56,442
72,826      70,670
 Preferred stock                                    10,800
12,046      12,636
                                                    67,242
84,872       83,306
Balance at End of Year                            $216,468
$179,297    $165,949

The  accompanying  notes  are   an  integral  part  of  these
consolidated
statements.

         Portland General Electric Company and Subsidiaries
                 Consolidated Balance Sheets

At December 31
1994           1993

(Thousands of Dollars)
                                    Assets

Electric Utility Plant - Original Cost
 Utility plant (includes Construction Work
  in Progress of $148,267 and $46,679)
$2,563,476     $2,370,460
 Accumulated depreciation
(958,465)      (894,284)

1,605,011      1,476,176
 Capital leases - less amortization of $25,796 and $23,626
11,523         13,693

1,616,534      1,489,869
Other Property and Investments
 Trojan decommissioning trust, at market value
58,485         48,861
 Corporate Owned Life Insurance, less loan of $21,731 in 1994
40,034         52,008
 Other investments
26,074         25,706

124,593        126,575
Current Assets
 Cash and cash equivalents

9,590          2,099
 Accounts and notes receivable
91,672         85,169
 Unbilled and accrued revenues
158,259        133,476
 Inventories, at average cost
43,269         46,534
 Prepayments and other
37,040         20,646

339,830        287,924
Deferred Charges
 Unamortized regulatory assets
   Trojan abandonment - plant
342,276        366,712
   Trojan abandonment - decommissioning
338,718        355,718
   Trojan - other
65,922         66,387
   Income taxes recoverable
217,967        228,233
   Debt reacquisition costs
32,245         34,941
   Energy efficiency programs
58,894         39,480
   Other
30,182         33,857
 WNP-3 settlement exchange agreement
173,308        178,003
 Miscellaneous
13,682         18,975

1,273,194      1,322,306

$3,354,151     $3,226,674


                     Capitalization and Liabilities
Capitalization             Common stock equity                $
834,226     $  747,197
 Cumulative preferred stock
   Subject to mandatory redemption
50,000         70,000
   Not subject to mandatory redemption
69,704         69,704
 Long-term debt
805,814        802,994

1,759,744      1,689,895
Current Liabilities
 Long-term debt and preferred stock due within one year
81,506         41,614
 Short-term borrowings
148,598        129,920
 Accounts payable and other accruals
104,612        111,647
 Accrued interest
19,084         17,139
 Dividends payable
15,702         21,486
 Accrued taxes
32,820         27,395

402,322        349,201

Other
 Deferred income taxes
549,160        534,194
 Deferred investment tax credits
56,760         60,706
 Deferred gain on sale of assets
118,939        120,410
 Trojan decommissioning and transition costs
396,873        407,610
 Miscellaneous
70,353         64,658

1,192,085      1,187,578

$3,354,151     $3,226,674

The accompanying notes are an integral part of these consolidated balance sheets.

            Portland General Electric Company and Subsidiaries
             Consolidated Statements of Capitalization

At December 31                                               1994

                1993

(Thousands of Dollars)





Common Stock Equity
  Common stock, $3.75 par value per
   share, 100,000,000 shares authorized, 42,758,877
   and 40,458,877 shares outstanding                      $
160,346            $  151,721

  Other paid-in capital - net
470,008               433,978

  Unearned compensation
(12,596)
(17,799)
  Retained earnings
216,468               179,297


834,226    47.4%      747,197

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

  4.2


  Not subject to mandatory redemption, $100 par value
      7.95% Series, 298,045 shares outstanding
29,804                29,804

      7.88% Series, 199,575 shares outstanding
19,958                19,958

      8.20% Series, 199,420 shares outstanding
19,942                19,942


69,704     4.0        69,704

  4.1

Long-Term Debt
  First mortgage bonds
    Maturing 1994 through 1999
      4-3/4% Series due April 1, 1994

- -                 8,119

      4.70% Series due March 1, 1995
3,045                 3,220

      5-7/8% Series due June 1, 1996
5,216                 5,366

      6.60% Series due October 1, 1997
15,363                15,363

      Medium-term notes - 5.65%-9.27%
251,000               242,000
    Maturing 2001 through 2005 - 6.47%-9.07%
210,845               166,283

    Maturing 2021 through 2023 - 7-3/4%-9.46%
195,000               195,000

  Pollution control bonds
    Port of Morrow, Oregon, variable rate
     (Average 2.7% for 1994), due 2013
23,600                23,600

    City of Forsyth, Montana, variable rate
     (Average 2.9% for 1994), due 2013
     through 2016
118,800               118,800

      Amount held by trustee
(8,355)
(8,537)
    Port of St. Helens, Oregon, due 2010 and 2014
     (Average variable 2.7%-2.9% for 1994)
51,600                51,600

  Capital lease obligations
11,523                13,693

  Other
(317)                  101


877,320               834,608

  Long-term debt due within one year
(71,506)
(31,614)

805,814    45.8       802,994

 47.5


            Total capitalization
$1,759,744   100.0%   $1,689,895

100.0%

The accompanying notes are an integral part of these consolidated statements.

         Portland General Electric Company and Subsidiaries
             Consolidated Statements of Cash Flow


For the Years Ended December 31                      1994
1993        1992

(Thousands of Dollars)


Cash Provided (Used) By -
Operations:
 Net income                                        $ 106,118  $
99,744   $ 105,562
 Adjustments to reconcile net income to net
  cash provided by operations:
   Depreciation and amortization                      94,140
89,718     113,270
   Amortization of WNP-3 exchange agreement            4,695
4,489       5,658
   Amortization of deferred charges - Trojan plant    24,417
24,015           -
   Amortization of deferred charges - Trojan decomm.  11,220
11,220           -
   Amortization of deferred charges - Trojan other     2,321
2,314       1,609
   Amortization of deferred charges - Other            2,712
6,713       7,080
   Deferred income taxes - net                        25,720
60,721       4,252
   Other non-cash revenues                              (271)

   -        (311)
   Changes in working capital:
   (Increase) in receivables                         (31,166)
(67,431)     (9,588)
   (Increase) Decrease in inventories                  3,264
15,017      (4,181)
   Increase (Decrease) in payables                       335
(26,588)     (2,084)
   Other working capital items - net                 (19,266)
10,600       7,328
 Deferred items                                       10,258
(7,174)    (12,858)
 Miscellaneous - net                                   7,374
15,869      18,982
                                                     241,871
239,227     234,719

Investing Activities:
 Utility construction - new resources                (91,342)
(28,666)          -
 Utility construction - general                     (131,675)
(101,692)   (148,348)
 Energy efficiency programs                          (23,745)
(18,149)    (10,705)
 Trojan decommissioning trust                        (11,220)
(11,220)    (11,220)
 Other investments                                    (9,954)
(7,133)     (5,883)
                                                    (267,936)
(166,860)   (176,156)

Financing Activities:
 Short-term debt - net                                18,678
29,855      27,939
 Borrowings from Corporate Owned Life Insurance       21,731

   -           -
 Long-term debt issued                                75,000
252,000     123,000
 Long-term debt retired                              (29,882)
(266,986)   (123,902)
 Preferred stock issued                                    -

   -      30,000
 Preferred stock retired                             (20,000)
(3,600)    (31,225)
 Common stock issued                                  41,055

   -           -
 Dividends paid                                      (73,026)
(84,951)    (82,293)
                                                      33,556
(73,682)    (56,481)

Increase (Decrease) in Cash and
 Cash Equivalents                                      7,491
(1,315)      2,082
 Cash and Cash Equivalents at the Beginning
 of Year                                               2,099
3,414       1,332
Cash and Cash Equivalents at the End
 of Year                                           $   9,590  $
2,099    $  3,414



Supplemental disclosures of cash flow information
 Cash paid during the year:
   Interest                                        $  60,038  $
68,232    $ 64,452
   Income taxes                                       44,918
17,242      61,915

The accompanying notes are an integral part of these consolidated statements.


         Portland General Electric Company and Subsidiaries
                Notes to Financial Statements


Certain information, necessary for a sufficient understanding of PGE's financial condition and results of operations, is substantially the same as that disclosed by Portland General in this report. Therefore, the following
PGE information is incorporated by reference to Part II of Portland General's
Form 10-K on the following page numbers.


Page

Notes to Financial Statements
    Note 1A.  Summary of Significant Accounting Policies

37
    Note 3A.  Employee Benefits

39
    Note 5A.  Trojan Nuclear Plant

43
    Note 6A.  Preferred Stock

46
    Note 8A.  Long-Term Debt

48
    Note 9A.  Commitments

48
    Note 10A. WNP-3 Settlement Exchange Agreement

50
    Note 11A. Jointly-Owned Plant

50
    Note 12A. Regulatory Matters

51
    Note 13A. Legal Matters

51
    Note 14A. Fair Value of Financial Instruments

52

Management's Discussion and Analysis of Financial
Condition and Results of Operations

24


Note 4A

Income Taxes


The following table shows the detail of taxes on income and the items used in computing the differences between the statutory federal income tax rate and
Portland General Electric Company's (PGE) effective tax rate
(thousands  of
dollars):

                                        1994       1993
1992

Income Tax Expense
  Currently payable                   $ 49,216   $ 14,086  $
59,804
  Deferred income taxes                 29,667     65,481
17,584
  Investment tax credit adjustments     (3,946)    (4,075)
(6,759)

                                      $ 74,937   $ 75,492  $
70,629

Provision Allocated to:

  Operations                          $ 75,314   $ 73,740  $
73,140
  Other income and deductions             (377)     1,752
(2,511)
                                      $ 74,937   $ 75,492  $
70,629

Effective Tax Rate Computation
 Computed tax based on statutory
 federal income tax rates applied
 to income before income taxes         $63,369   $ 61,333  $
59,905


Increases (Decreases) resulting from:
 Accelerated depreciation                8,080      9,207
9,462
 State and local taxes - net             9,839      9,783
10,568
 Investment tax credits                 (3,946)    (4,075)
(6,759)
 USDOE nuclear fuel assessment               -      5,050
- -
 Excess deferred tax                      (767)    (3,419)
(1,816)
 Other                                  (1,638)    (2,387)
(731)

                                      $ 74,937   $ 75,492  $
70,629

  Effective tax rate                     41.4%      43.1%
40.1%


As of December 31, 1994 and 1993, the significant components of PGE's deferred income tax assets and liabilities were as follows (thousands of dollars):

                                             1994           1993



           Deferred Tax Assets
           Plant-in-service                $  72,012      $
73,625
           Deferred gain on sale of assets    47,134
47,718
           Other                              22,246
22,968
                                             141,392
144,311

           Deferred Tax Liabilities
           Plant-in-service                 (444,546)
(448,559)
           Energy Efficiency programs        (23,024)
(15,395)
           Trojan abandonment                (80,944)
(75,948)
           Replacement power costs           (38,136)
(29,574)
           WNP-3 exchange contract           (68,698)
(70,542)
           Other                             (39,826)
(40,238)
                                            (695,174)
(680,256)

           Less Current deferred taxes         4,622
1,751
           Total                           $(549,160)    $
(534,194)


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

Note 6A

Common Stock

                                     Common Stock
Other
                                Number        $3.75 Par
Paid-in       Unearned
                              of Shares         Value
Capital     Compensation

(thousands of dollars)

   December 31, 1991          40,458,877      $151,721
$431,517      $(29,759)
Sales of stock                         -             -

- -             -
Redemption of preferred                -             -
565             -
 stock
Repayment of ESOP loan
 and other                             -             -
(409)        6,492

December 31, 1992             40,458,877       151,721
431,673       (23,267)
Sales of stock                         -             -

- -             -
Sale and redemption of
 preferred stock                       -             -
2,130             -
Repayment of ESOP loan
 and other                             -             -
175         5,468

December 31, 1993             40,458,877       151,721
433,978       (17,799)
Sales of stock                 2,300,000         8,625
32,430             -
Redemption of stock                    -             -

- -             -
Sale and redemption of
 preferred stock                       -             -
2,119             -
Repayment of ESOP loan
 and other                             -             -
1,481         5,203
December 31, 1994             42,758,877      $160,346
$470,008     $ (12,596)


Common Stock

Portland  General is  the  sole  shareholder of  PGE  common
stock.   PGE  is
restricted,  without prior  Oregon Public  Utility Commission
(PUC) approval,
from paying dividends or making other distributions to Portland General to the extent such payment or distribution would reduce PGE's common stock equity capital below 36% of total capitalization. At December 31, 1994, PGE's common stock equity capital was 47% of its total capitalization.

Note 7A

Short-Term Borrowings

At December 31,  1994, PGE had a  committed facility of  $120 million expiring in
July 1997  and an  $80 million  facility expiring  in July  1995.
These  lines of
credit have  commitment fees and/or facility  fees ranging from
0.125  to 0.15 of
one percent  and do not require  compensating cash balances.
The facilities are
used  primarily  as  back-up  for  both  commercial  paper  and borrowings  from
commercial  banks under uncommitted lines of credit.  At December
31, 1994, there
were no outstanding borrowings under the committed facilities.

PGE has a  $200 million commercial  paper facility.   Unused
committed lines  of
credit must  be at  least equal  to the amount  of commercial paper outstanding.
Most of PGE's short-term borrowings are through commercial paper.

Commercial paper and lines of credit borrowings are at rates reflecting current market conditions and generally are substantially below the prime commercial rate.

Short-term borrowings and related interest rates were as follows (thousands of dollars):

                                                1994       1993

  1992
        As of year end:



        Aggregate short-term debt outstanding
         Bank loans                                    -
- -  $  4,001
         Commercial paper                       $148,598
$129,920    96,064
        Weighted average interest rate
         Bank loans                                    -
- -      4.1%
         Commercial paper                           6.2%
3.5%      3.9

        Unused committed lines of credit        $200,000
$200,000  $125,000

        For the year ended:

        Average daily amounts of short-term
         debt outstanding
         Bank loans                             $  1,273  $
5,025  $  2,803
         Commercial paper                        126,564
94,983    62,036
        Weighted daily average interest rate
         Bank loans                                 4.3%
3.6%      5.5%
         Commercial paper                           4.6
3.5       4.2
        Maximum amount outstanding
         during year                            $159,482
$144,774   $101,028



       Interest rates exclude the effect of commitment fees, facility fees, and other financing fees.