Form 10-Q
period 1995-03-31
PORTLAND GENERAL ELECTRIC CO /OR/; PORTLAND GENERAL CORP /OR
filed 1995-05-12
CIK 784977, 79636

            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q





[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1995

                                  or

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

The number of shares outstanding of the registrants' common stocks as of April 30, 1995 are:


      Portland General Corporation              50,708,628
      Portland General Electric Company         42,758,877
              (owned by Portland General Corporation)


                              Index



                                                                   Page
                                                                  Number


Part I.   Portland General Corporation and Subsidiaries
          Financial Information

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations            3

             Statements of Income                                    10

             Statements of Retained Earnings                         10

             Balance Sheets                                          11

             Statements of Capitalization                            12

             Statements of Cash Flow                                 13

             Notes to Financial Statements                           14

             Portland General Electric Company and
             Subsidiaries Financial Information                      17

Part II.  Other Information

             Item 1 - Legal Proceedings                              22

             Item 6 - Exhibits and Reports on Form 8-K               23

          Signature Page                                             24

            Portland General Corporation and Subsidiaries

          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


Results of Operations

Portland General Electric Company (PGE or the Company), an electric utility company and Portland General Corporation's (Portland General) principal operating subsidiary, accounts for substantially all of Portland General's assets, revenues and net income. The following discussion focuses on utility operations, unless noted.

1995 Compared to 1994 for the Three Months Ended March 31

Portland General lost $2 million or $0.04 per share for the first quarter of 1995, compared to earnings of $39 million or $0.80 per share in 1994. The loss for the period is the result of a $36.7 million charge to income, after tax, related to the PUC's rate order disallowing 13% of PGE's remaining investment in the Trojan Nuclear Plant
(Trojan).  Excluding the Trojan loss,
earnings would have been $35 million.
Quarterly operating results reflect
improved hydro conditions, continued
retail load growth and favorable
secondary power costs offset by the
effects of mild winter weather and decreased wholesale sales.

Weather adjusted retail load increased 1.8% for the quarter driven by increased sales to commercial and industrial customers. Despite the effects of mild first quarter weather, kilowatt-hour (kWh) sales to residential customers remained comparable to last year due to the addition of nearly 3,000 residential customers during the quarter. Although retail megawatt-hour (MWh) sales increased, retail revenues declined $12 million, or 5%, primarily due to fewer accrued revenues related to power cost deferrals and incentive revenues related to energy efficiency programs.

Wholesale revenues declined $7 million or 25% from 1994 levels due to a surplus of low-cost power coupled with decreased demand, caused by mild winter weather and abundant hydro generation in the Northwest and California.
Comparatively, wholesale revenues for 1994 benefited from increased demand from
California due to disruptions in the DC
intertie and plant outages.

Low cost secondary power and increased
hydro production reduced variable power
costs $13 million. Warm temperatures and abundant rainfall resulted in above average hydro conditions on the Clackamas
River system and yielded a 25% increase in PGE hydro generation. Heavy storms produced high levels of hydro generation in California and contributed to lower spot-market prices allowing PGE's secondary purchases to average 11.9 mills per kWh (10 mills = 1 cent) compared to 21.7 mills per kWh in 1994.

<GRAPH>
Operating Expenses
12 Months Ending March 31
Millions of Dollars
                                 1993         1994     1995

Operating Costs                    332         270      265
Variable Power Costs               250         322      334
Depreciation                        99         122      125
</GRAPH>



            Portland General Corporation and Subsidiaries

          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


PGE reduced thermal plant generation 31% to take advantage of low secondary prices.

Operating expenses increased slightly as PGE accelerated maintenance work at generating facilities during economic outages.


1995 Compared to 1994 for the Twelve Months Ended March 31

Portland General earned $58 million, or $1.16 per share for the twelve months ended March 31, 1995, compared to $92 million, or $1.92 per share for the 1994 period. 1995 earnings include a $36.7 million charge to income related to the PUC's disallowance of 13% of PGE's investment in Trojan. During the 1995 period, previously recorded real estate reserves of $6 million, after tax, were restored to income as a result of the substantial completion of divestiture of real estate investments. Exclusive of these items earnings for 1995 would have been $89 million.

PGE experienced strong retail load growth of 2.3% during 1995. In addition, wholesale sales jumped 24% for the period.
Although sales increased, operating
revenues decreased $6 million primarily due to fewer accrued revenues for power cost deferrals.

Variable power costs increased $12 million to support the higher level of wholesale and retail sales. At the same time, strong performance at PGE's thermal generating facilities and favorable gas prices lowered the average variable power cost from 19.0 mills per kWh to 18.6 mills per kWh.

Further declines in nuclear operating costs contributed to a $6 million decline in operating expenses. In addition, other income, net of income taxes, increased $6 million reflecting an increase in accrued interest on deferred power costs and a gain on the sale of non-utility property.


Cash Flow

Portland General Corporation

Portland General requires cash to pay dividends to its common stockholders, to provide funds to its subsidiaries, to meet debt service obligations and for day to day operations. Sources of cash are dividends from PGE, leasing rentals, short- and intermediate-term borrowings and the sale of its common stock.

<GRAPH>
PGE Electricity Sales
12 Months ending March 31
Billions of kWhs
                          1993       1994      1995

Residential                6.7        6.6       6.7
Commercial                 6.0        6.0       6.3
Industrial                 3.7        3.8       3.9
Wholesale                  2.1        2.0       2.5

</GRAPH>




            Portland General Corporation and Subsidiaries

          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


Portland General received $13 million in dividends from PGE during the first quarter of 1995 and $2.3 million in proceeds from the issuance of shares of common stock under its Dividend Reinvestment and Optional Cash Payment Plan.


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

Portland General has reached a tentative settlement with the IRS regarding the WNP-3 abandonment loss deduction on its 1985 tax return. Portland General does not expect future cash requirements to be materially affected by the resolution of this matter (see Note 3, Income Taxes, for further information).

Investing Activities

PGE invests in facilities for generation, transmission and distribution of electric energy and products and services for energy efficiency. Estimated capital expenditures for 1995 are expected to be $250 million. Approximately $48 million has been expended for capital projects, including energy efficiency, through March 31, 1995.

PGE pays into an external trust for Trojan decommissioning costs. A higher level of current collections from customers authorized in the PUC's recent general rate order has allowed PGE to increase its' contribution to the trust from $11 million to $14 million annually as of April 1, 1995.

Financing Activities

In May, Moody's upgraded the senior secured debt ratings of PGE and Standard & Poor's (S&P) revised its outlook to positive. Senior secured debt ratings for PGE from Moody's and S&P are A3 and A-, respectively.

Financial and Operating Outlook

Utility

General Rate Case

On March 29, 1995 the PUC issued an order on PGE's 1993 general rate request. The order, based on a two-year test period, authorized a single average rate increase of 5% representing additional revenues of $51 million in 1995 and $52 million in 1996. The tariff change, which increased residential rates 7.7%, commercial rates 5.6% and industrial rates 2.6%, became effective April 1, 1995. The order established PGE's return on equity at 11.6%, a decrease from the previously authorized 12.5%. The



            Portland General Corporation and Subsidiaries

          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


order authorized PGE to recover all of the estimated Trojan decommissioning costs and 87% of its remaining investment in Trojan. Amounts will be collected over Trojan's original license period ending in 2011. The order also adopted a mechanism to decouple short-term profits from retail kilowatt-hour sales during the two-year test period.

The disallowed portion of the Trojan investment is comprised of $17.1 million of post-1991 capital expenditures, primarily related to steam generator repair activities, and $20.4 million of general Trojan investment. As a result of this disallowance, PGE has recorded a first quarter 1995 after tax charge to income of $36.7 million.

The decoupling mechanism adopted by the PUC sets revenue targets associated with retail loads for each month beginning April 1995 through December 1996. If actual weather-adjusted revenues exceed or fall short of target revenues, PGE will refund or collect the difference from customers over an 18-month period. The adjustment at anytime during the two-year period cannot result in an overall increase or decrease in rates, due solely to decoupling, of more than 3%. Adjustments to rates, if necessary, will be made every six months.

The order included approximately $16 million of variable power cost savings expected from the commercial operation of the Coyote Springs Generating Project (Coyote Springs), a 220 megawatt natural gas-fueled cogeneration facility under construction in eastern Oregon. The order did not include projected capital and fixed costs associated with the plant of approximately $36 million. PGE will file to include these costs in base rates coinciding with anticipated commercial operation of the plant in late 1995.

The order did not address collection of PGE's power cost deferrals which will be the subject of separate rate proceedings to be filed with the PUC during 1995 (see Power Cost Recovery discussion below).

Legal challenges have been filed against the PUC's rate order (see Item
1. Legal Proceedings for further discussion). Any party to the general rate proceeding, including PGE, has 60 days from the date of the order entered by the PUC to file an application for reconsideration or to appeal to state court.

Trojan Issues

Investment Recovery - Regarding the authority of the PUC to grant recovery of the Trojan investment, the Oregon Department of Justice (Attorney General) issued an opinion that the PUC may allow rate recovery of total plant costs including operating expenses, taxes, decommissioning costs, return of capital invested in the plant and return on the undepreciated investment. On August 9, 1993, the PUC issued a declaratory ruling (DR-10) agreeing with the Attorney General's opinion. In the March 1995 rate order the PUC granted PGE recovery of all of its estimated decommissioning costs and 87% of its remaining Trojan investment. Both the DR-10 ruling and the rate case order are being challenged in state courts (see Item 1. Legal Proceedings for further discussion). Management believes that the authorized recovery of the Trojan investment and decommissioning costs will be upheld.



            Portland General Corporation and Subsidiaries

          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


Decommissioning - PGE commenced the early removal of some of Trojan's large components in November 1994 when the Energy Facility Siting Council of Oregon (EFSC) granted specific approval for the project. The large component removal project (LCRP) is scheduled for completion by year-end 1995 and is expected to provide decommissioning cost savings by taking advantage of lower near-term burial costs. Various legal challenges have been filed in opposition to the project but are not expected to delay or increase the cost of the project.

In January 1995 PGE submitted its Trojan decommissioning plan to the Nuclear Regulatory Commission (NRC) and EFSC. The plan represents the culmination of a two-year process undertaken by PGE to evaluate the most economical way to safely decommission Trojan in a regulated environment. The plan will undergo extensive review by both agencies prior to approval.

PGE is collecting $14 million annually in revenues from customers for decommissioning costs and deposits them into the Nuclear Decommissioning Trust (NDT), an external trust fund. Use of these funds is limited to decommissioning activities provided for in PGE's decommissioning plan. NDT funds are currently being withdrawn to reimburse the Company for its expenditures related to the LCRP. PGE expects any future changes in estimated decommissioning costs to be incorporated in revenues to be collected from customers.

Power Cost Recovery

PGE operates without a power cost adjustment tariff, therefore adjustments for power costs above or below those set in existing general tariffs are not automatically reflected in customers' rates. As a result, PGE has obtained PUC approval to defer incremental replacement power costs related to the closure of Trojan prior to resolution of its' general rate case discussed above. The following table sets out the amounts deferred and the collection status of the various deferrals. In accordance with Oregon law, collection of the deferrals is subject to PUC review of PGE's reported earnings, adjusted for the regulatory treatment of unusual and/or non-recurring items, as well as the determination of an appropriate rate of return on equity for a given review period.

                    Synopsis of Power Cost Deferrals


                     Deferral    Earnings                Amounts
Period Covered         Rate       Review        Deferred        Collected
December 4, 1992 -     80%      Approved (1)   $54 million     $18 million
March 31, 1993                                  (4)(a)

July 1, 1993 -         50%      Mid-1995 (2)   $57 million          N/A
March 31, 1994                                  (4)(b)

January 1, 1995 -      40%      Mid-1995 (3)   $11 million          N/A
March 31, 1995

    (1) Approved for collection which began on 4/1/94.
    (2) Subject to earnings review for the period 4/1/93 through 3/31/94 to be filed on June 30, 1995.
    (3) Subject to earnings review for the period 4/1/94 through 3/31/95 to be filed on June 30, 1995.
    (4) Includes accrued interest of (a) $10 million and (b) $7 million and
        (c) $.2 million.




            Portland General Corporation and Subsidiaries

          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


Customer Growth and Revenues

During the first quarter of 1995
approximately 3,200 retail customers
were added to PGE's service territory.
For the twelve-months ended March 31,
1995, 13,600 retail customers were
added.  PGE's weather-adjusted retail
energy sales through the first quarter
of 1995 were 1.8% higher than energy
sales for the same period in 1994.
The Company expects 1995 load growth
to be approximately 2.6%.


Seasonality

PGE's retail sales peak in the winter, therefore, quarterly earnings are not necessarily indicative of results to be expected for fiscal year 1995.


Competition

The Energy Policy Act of 1992 and various state actions including the California Public Utility Commission's Industry Restructuring Proposal (Restructuring Proposal) have caused utilities to address their competitive environment. The 1994 Restructuring Proposal outlines a changed electric services industry in which consumers are gradually allowed direct access to generation suppliers, marketers, brokers and other service providers in a competitive marketplace for energy services.

The Notice of Proposed Rulemaking (NOPR) issued by the Federal Energy Regulatory Commission (FERC) on March 29, 1995 regarding non-discriminatory open access transmission requirements for all public utilities is likely to have a significant effect on the electric utility industry. The proposed rules address several issues including stranded asset recovery and the open access transmission of electricity. The proposed open access transmission requirements would give wholesale competitors access to PGE's transmission facilities, as well as the Company's 950 megawatts of transmission rights on the Pacific Northwest Intertie, and, in turn, give PGE access to their transmission facilities. PGE is in the process of preparing an open access transmission tariff for its existing transmission facilities.

Although presently operating in a cost-based regulated environment, PGE expects increasing competition from other forms of energy and other suppliers of electricity. The Company is unable to determine the future impact that increased competitive factors will have on wholesale and retail pricing in the industry.


<GRAPH>

Quarterly Increase in Retail Customers
                 Residential          Commercial/Industrial
Quarter/Year     Customers            Customers
4Q 92               2927                  380
1Q 93               2025                  275
2Q 93               1697                  429
3Q 93               2802                  446
4Q 93               2775                  563
1Q 94               2986                  390
2Q 94               2476                  550
3Q 94               2219                  454
4Q 94               4247                  379
1Q 95               3010                  270

</GRAPH>

New Accounting Standard

The Financial Accounting Standards Board has issued new accounting guidelines, effective in 1996, regarding the impairment of long-lived



            Portland General Corporation and Subsidiaries

          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


assets. The standard requires an asset impairment review that may lead to impairment loss recognition whenever events or changes in circumstances indicate the regulatory asset is no longer probable of recovery. Management does not anticipate that the adoption of this standard will have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates.


Nonutility

Portland General, Portland General Holdings, Inc. (Holdings), and certain affiliated individuals (Portland Defendants), along with others, have been named as defendants in a class action by investors in Bonneville Pacific Corporation (Bonneville Pacific) and in a suit filed by the bankruptcy trustee for Bonneville Pacific. The Portland Defendants have settled the claims alleged in the class action for $2.5 million. The settlement is subject to approval by the members of the class. The suit by the bankruptcy trustee for Bonneville Pacific alleges RICO violations and RICO conspiracy, collusive tort, civil conspiracy, common law fraud, negligent misrepresentation, breach of fiduciary duty, liability as a partner for the debts of a partnership and other actionable wrongs.

Holdings has filed a complaint seeking approximately $228 million in damages against Deloitte & Touche and certain parties associated with Bonneville Pacific alleging that it relied on fraudulent and negligent statements and omissions when it acquired an interest in and made loans to Bonneville Pacific.

A detailed report released in June 1992, by a U.S. Bankruptcy examiner outlined a number of questionable transactions that resulted in gross exaggeration of Bonneville Pacific's assets prior to Holdings' investment. This report includes the examiner's opinion that there was significant mismanagement and very likely fraud at Bonneville Pacific.

For background information and further details, see Note 2, Legal
Matters in the Notes to Financial Statements.



                       Portland General Corporation and Subsidiaries
                         Consolidated Statements of Income for the
               Three Months and Twelve Months Ended March 31, 1995 and 1994
                                       (Unaudited)



                                               Three Months Ended           Twelve Months Ended
                                                    March 31                      March 31
                                              1995          1994            1995            1994
                                               (Thousands of Dollars except per share amounts)

Operating Revenues                           $259,177       $278,014       $940,572       $948,011

Operating Expenses
  Purchased power and fuel                     87,696        100,970        333,851        321,875
  Production and distribution                  15,153         15,406         61,638         68,391
  Maintenance and repairs                       9,933          9,159         48,165         49,361
  Administrative and other                     25,140         22,432        103,304         98,182
  Depreciation and amortization                31,458         30,849        124,690        122,323
  Taxes other than income taxes                13,757         14,294         51,614         53,899
                                              183,137        193,110        723,262        714,031

Operating Income Before
 Income Taxes                                  76,040         84,904        217,310        233,980

Income Taxes                                   26,487         28,984         69,381         75,066
Net Operating Income                           49,553         55,920        147,929        158,914

Other Income (Deductions)
  Trojan disallowance - net of income
   taxes of $17,101                           (36,708)             -        (36,708)             -
  Interest expense                            (19,195)       (17,051)       (73,797)       (70,113)
  Allowance for funds used
   during construction                          2,148            464          5,998          1,076
  Preferred dividend requirement - PGE         (2,583)        (2,988)       (10,395)       (11,966)
  Other - net of income taxes                   4,831          2,820         18,912         13,816

Income (Loss) from Continuing Operations       (1,954)        39,165         51,939         91,727

Discontinued Operations
  Gain on disposal of real estate
  operations - net of income taxes
  of $4,226                                         -              -          6,472              -

Net Income (Loss)                            $ (1,954)      $ 39,165       $ 58,411       $ 91,727

Common Stock
  Average shares outstanding               50,591,449     48,670,211     50,370,419     47,749,975
  Earnings (Loss) per average share
    Continuing operations                       (0.04)          0.80           1.03           1.92
    Discontinued operations                         -              -           0.13              -

  Earnings (Loss) per average share            $(0.04)        $ 0.80         $ 1.16         $ 1.92

  Dividends declared per share                 $  .30         $  .30         $ 1.20         $ 1.20



                   Consolidated Statements of Retained Earnings for the
               Three Months and Twelve Months Ended March 31, 1995 and 1994
                                       (Unaudited)



                                               Three Months Ended           Twelve Months Ended
                                                    March 31                      March 31
                                              1995          1994            1995            1994
                                                            (Thousands of Dollars)

Operating Revenues                           $259,177       $278,014       $940,572       $948,011

Balance at Beginning of Period               $118,676       $ 81,159       $104,939       $ 72,481
Net Income (Loss)                              (1,954)        39,165         58,411         91,727
ESOP Tax Benefit & Amortization of
  Preferred Stock Premium                        (474)          (370)        (1,809)        (1,515)
                                              116,248        119,954        161,541        162,693

Dividends Declared on
  Common Stock                                 15,185         15,015         60,478         57,754
Balance at End of Period                     $101,063       $104,939       $101,063       $104,939


The accompanying notes are an integral part of these consolidated statements.



                       Portland General Corporation and Subsidiaries
                               Consolidated Balance Sheets as
                          of March 31, 1995 and December 31, 1994


                                                                      (Unaudited)
                                                                        March 31           December 31
                                                                          1995                1994
                                                                             (Thousands of Dollars)

                     Assets

Electric Utility Plant - Original Cost
   Utility plant (includes Construction Work
     in Progress of $170,852 and $148,267)                             $2,604,758          $2,563,476
   Accumulated depreciation                                              (977,998)           (958,465)
                                                                        1,626,760           1,605,011
   Capital leases - less amortization of $26,338 and $25,796               10,980              11,523
                                                                        1,637,740           1,616,534
Other Property and Investments
   Leveraged leases                                                       153,053             153,332
   Net assets of discontinued real estate operations                        5,845              11,562
   Trojan decommissioning trust, at market value                           58,825              58,485
   Corporate Owned Life Insurance less loans of $24,320 in 1995
    and $21,731 in 1994                                                    64,135              65,687
   Other investments                                                       28,562              28,626
                                                                          310,420             317,692
Current Assets
   Cash and cash equivalents                                               19,057              17,542
   Accounts and notes receivable                                           82,948              91,418
   Unbilled and accrued revenues                                          157,071             158,259
   Inventories, at average cost                                            37,794              31,149
   Prepayments and other                                                   55,754              38,347
                                                                          352,624             336,715

Deferred Charges
 Unamortized regulatory assets
   Trojan investment                                                      340,162             402,713
   Trojan decommissioning                                                 331,745             338,718
   Income taxes recoverable                                               206,594             217,967
   Debt reacquisition costs                                                31,570              32,245
   Energy efficiency programs                                              61,610              58,894
   Other                                                                   46,969              47,787
WNP-3 settlement exchange agreement                                       172,081             173,308
Miscellaneous                                                              19,804              16,698
                                                                        1,210,535           1,288,330
                                                                       $3,511,319          $3,559,271


                                     Capitalization and Liabilities

Capitalization
   Common stock                                                        $  189,812          $  189,358
   Other paid-in capital                                                  566,405             563,915
   Unearned compensation                                                  (12,016)            (13,636)
   Retained earnings                                                      101,063             118,676
                                                                          845,264             858,313
   Cumulative preferred stock of subsidiary
     Subject to mandatory redemption                                       50,000              50,000
     Not subject to mandatory redemption                                   69,704              69,704
   Long-term debt                                                         835,360             835,814
                                                                        1,800,328           1,813,831
Current Liabilities
   Long-term debt and preferred stock due within one year                  78,497              81,506
   Short-term borrowings                                                  124,971             148,598
   Accounts payable and other accruals                                     96,244             104,254
   Accrued interest                                                        22,134              19,915
   Dividends payable                                                       18,161              18,109
   Accrued taxes                                                           59,167              27,778
                                                                          399,174             400,160
Other
   Deferred income taxes                                                  656,975             687,670
   Deferred investment tax credits                                         55,691              56,760
   Deferred gain on sale of assets                                        118,563             118,939
   Trojan decommissioning and transition costs                            393,804             396,873
   Miscellaneous                                                           86,784              85,038
                                                                        1,311,817           1,345,280
                                                                       $3,511,319          $3,559,271


The accompanying notes are an integral part of these consolidated balance sheets.




                       Portland General Corporation and Subsidiaries
                         Consolidated Statements of Capitalization
                        as of March 31, 1995 and December 31, 1994


                                                                      (Unaudited)
                                                                        March 31               December 31
                                                                          1995                    1994
                                                                               (Thousands of Dollars)

Common Stock Equity
  Common stock, $3.75 par value per
   share 100,000,000 shares authorized,
   50,616,653 and 50,495,492 shares outstanding                        $ 189,812              $  189,358
  Other paid-in capital - net                                            566,405                 563,915
  Unearned compensation                                                  (12,016)                (13,636)
  Retained earnings                                                      101,063                 118,676
                                                                         845,264     46.9%       858,313     47.3%

Cumulative Preferred Stock
  Subject to mandatory redemption
    No par value, 30,000,000 shares authorized
      7.75% Series, 300,000 shares outstanding                            30,000                  30,000
      $100 par value, 2,500,000 shares authorized
      8.10% Series, 300,000 shares outstanding                            30,000                  30,000
        Current sinking fund                                             (10,000)                (10,000)
                                                                          50,000      2.8         50,000      2.8

    Not subject to mandatory redemption, $100 par value
      7.95% Series, 298,045 shares outstanding                            29,804                  29,804
      7.88% Series, 199,575 shares outstanding                            19,958                  19,958
      8.20% Series, 199,420 shares outstanding                            19,942                  19,942
                                                                          69,704      3.9         69,704      3.8

Long-Term Debt
  First mortgage bonds
    Maturing 1995 through 2000
      4.70% Series due March 1, 1995                                           -                   3,045
      5-7/8% Series due June 1, 1996                                       5,216                   5,216
      6.60% Series due October 1, 1997                                    15,363                  15,363
      Medium-term notes - 5.65%-9.27%                                    251,000                 251,000
    Maturing 2001 through 2005 - 6.47%-9.07%                             210,845                 210,845
    Maturing 2021 through 2023 - 7.75%-9.46%                             195,000                 195,000
  Pollution control bonds
    Port of Morrow, Oregon, variable rate
     (Average 2.7% for 1994), due 2013                                    23,600                  23,600
    City of Forsyth, Montana, variable rate
     (Average 2.9% for 1994), due 2013
     through 2016                                                        118,800                 118,800
      Amount held by trustee                                              (8,175)                 (8,355)
    Port of St. Helens, Oregon, due 2010 and 2014
     (Average variable 2.7%-2.9% for 1994)                                51,600                  51,600
    Medium-term notes maturing 1996 - 8.09%                               30,000                  30,000
    Capital lease obligations                                             10,980                  11,523
    Other                                                                   (372)                   (317)
                                                                         903,857                 907,320
    Long-term debt due within one year                                   (68,497)                (71,506)
                                                                         835,360     46.4        835,814     46.1

                     Total capitalization                             $1,800,328    100.0%    $1,813,831    100.0%


The accompanying notes are an integral part of these consolidated statements.


                       Portland General Corporation and Subsidiaries

                         Consolidated Statements of Cash Flow for the
               Three Months and Twelve Months Ended March 31, 1995 and 1994
                                       (Unaudited)


                                                    Three Months Ended           Twelve Months Ended
                                                         March 31                      March 31
                                                   1995          1994            1995            1994
                                                                 (Thousands of Dollars)

Cash Provided (Used) By -
Operations:
  Net income (loss)                               $ (1,954)      $ 39,165       $ 58,411       $ 91,727
  Adjustments to reconcile net income (loss)
   to net cash provided by operations:
    Depreciation and amortization                   23,806         22,565         95,458         89,573
    Amortization of WNP-3 exchange agreement         1,228          1,174          4,749          4,541
    Amortization of Trojan investment                6,463          6,721         26,480         26,587
    Amortization of Trojan decommissioning           2,805          2,805         11,220         11,220
    Amortization of deferred charges - other        (1,011)         2,339           (638)         7,597
    Deferred income taxes - net                     (3,732)         2,812         30,852         48,635
    Other noncash revenues                            (403)          (334)        (2,639)        (1,802)
    (Increase) Decrease in receivables              10,084        (17,769)         3,413        (62,513)
    (Increase) Decrease in inventories              (6,645)         1,117         (4,498)        15,454
    Increase (Decrease) in payables                 24,666         27,443         (7,882)       (17,800)
    Other working capital items - net              (16,247)        (7,618)       (25,245)        12,953
  Gain from discontinued operations                      -              -         (6,472)             -
  Deferred charges - other                             130         (1,143)        11,531         (7,861)
  Miscellaneous - net                                2,813            502         14,680         18,273
    Trojan disallowance                             36,708              -         36,708              -
                                                    78,711         79,779        246,128        236,584

Investing Activities:
  Utility construction - new resources             (15,959)       (22,979)       (80,517)       (51,645)
  Utility construction - other                     (28,434)       (25,300)      (134,809)       (106,081)
  Energy efficiency programs                        (3,902)        (4,834)       (22,813)        (20,604)
  Rentals received from leveraged leases             4,423          5,029         20,280          17,732
  Nuclear decommissioning trust contributions       (2,805)        (2,805)       (11,220)        (11,220)
  Nuclear decommissioning expenditures               4,938              -          4,938               -
  Other                                               (501)          (340)       (14,219)        (10,587)
                                                   (42,240)       (51,229)      (238,360)       (182,405)

Financing Activities:
  Short-term borrowings - net                      (23,627)       (39,149)         4,706          (1,710)
  Borrowings from Corporate Owned Life Insurance     2,589              -         24,320               -
  Long-term debt issued                                  -              -         75,000         252,000
  Long-term debt retired                            (3,045)       (11,232)       (41,695)       (282,529)
  Repayment of nonrecourse borrowings for
   leveraged leases                                 (3,871)        (4,475)       (17,442)        (15,161)
  Preferred stock retired                                -              -        (20,000)         (3,600)
  Common stock issued                                2,414         43,307          9,181          50,147
  Dividends paid                                   (15,133)       (14,228)       (60,761)        (56,932)
                                                   (40,673)       (25,777)       (26,691)        (57,785)
Net Cash Provided By (Used In)
Continuing Operations                               (4,202)         2,773        (18,923)         (3,606)
Discontinued Operations                              5,717            611         31,394           2,175

Increase (Decrease) In Cash and
 Cash Equivalents                                    1,515          3,384         12,471          (1,431)
Cash and Cash Equivalents at the Beginning
 of Period                                          17,542          3,202          6,586           8,017
Cash and Cash Equivalents at the End
 of Period                                        $ 19,057       $  6,586       $ 19,057        $  6,586


Supplemental disclosures of cash flow information
  Cash paid during the period:
    Interest                                      $ 15,403       $ 12,608       $ 67,690        $ 69,759
    Income taxes                                         -           (211)        31,750          12,538


The accompanying notes are an integral part of these consolidated statements.



         Portland General Corporation and Subsidiaries

                  Notes to Financial Statements
                          (Unaudited)


Note 1

Principles of Interim Statements

The interim financial statements have been prepared by Portland General Corporation (Portland General) and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented. Certain information and footnote disclosures made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on the estimates of operating time expired, benefit received or activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is Portland General's opinion that, when the interim statements are read in conjunction with the 1994 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading.

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



         Portland General Corporation and Subsidiaries

                   Notes to Financial Statements
                            (Unaudited)


Bonneville Pacific Class Action and Lawsuit
The class action suit is a consolidation of various actions filed on behalf
of certain purchasers   of  Bonneville   Pacific  Corporation (Bonneville
Pacific) common  shares  and  subordinated debentures.   The defendants in the
action  are certain  Bonneville  Pacific  insiders and  other individuals
associated  with   Bonneville  Pacific,   Portland  General   Corporation
(Portland General), Portland General Holdings, Inc. (Holdings), certain Portland General individuals, Deloitte & Touche (Bonneville Pacific's independent auditors) and one of its partners, Mayer, Brown & Platt, a law firm used by Bonneville Pacific, and two partners of that firm, three underwriters of a Bonneville offering of convertible subordinated debentures (Kidder, Peabody & Co., Piper Jaffray & Hopwood Incorporated, and Hanifen, Imhoff Inc.), and Norwest Bank, Minnesota, N.A., indenture trustee on Bonneville Pacific's offering of convertible subordinated debentures. The amount of damages sought is not specified.

The claims asserted against Portland General, Holdings, and the Portland General individuals (Portland Defendants) allege violations of federal and Utah state securities laws and of the Racketeer Influenced and Corrupt Organizations Act (RICO). The Portland Defendants have agreed to settle these claims for $2.5 million. The settlement is subject to approval by the members of the class.

Further motions to dismiss have been filed in response to the amended complaint, however hearing on the motions of Portland General, Holdings, and the Portland General individuals has been deferred pending ongoing settlement discussions between those parties and the plaintiffs.

A separate legal action was filed by Bonneville Pacific against Portland General, Holdings, and certain individuals affiliated with Portland General or Holdings alleging breach of fiduciary duty, tortious interference, breach of contract, and other actionable wrongs related to Holdings' investment in Bonneville Pacific. Following his appointment, the Bonneville Pacific bankruptcy trustee, on behalf of Bonneville Pacific, has filed numerous amendments to the complaint. The complaint includes allegations of RICO violations and RICO conspiracy, collusive tort, civil conspiracy, common law fraud, negligent misrepresentation, breach of fiduciary duty, liability as a partner for the debts of a partnership, and other actionable wrongs. Although the amount of damages sought is not specified in the Complaint, the Trustee has filed a damage disclosure calculation which purports to compute damages in amounts ranging from $340 million to $1 billion - subject to possible increase based on various factors.

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



         Portland General Corporation and Subsidiaries

                 Notes to Financial Statements
                          (Unaudited)


counsel, that these matters will not have a material adverse effect on the financial condition of Portland General.

Other Bonneville Pacific Related Litigation
Holdings has filed complaints seeking approximately $228 million in damages against Deloitte & Touche and certain other parties associated with Bonneville Pacific alleging that it relied on fraudulent and negligent statements and omissions by Deloitte & Touche and the other defendants when it acquired an interest in and made loans to Bonneville Pacific.



Note 3

Income Taxes

As a result of its examination of PGE's 1985 tax return the IRS proposed to disallow PGE's 1985 WNP-3 abandonment loss deduction on the premise that it is a taxable exchange. Portland General and the IRS have reached a tentative settlement regarding this issue. Management has previously provided for probable tax adjustments and is of the opinion that the ultimate disposition of this matter will not have a material adverse impact on the results of operations or cash flows of Portland General.


Note 4

Trojan Nuclear Plant

On March 29, 1995 the PUC issued an order on PGE's general rate request. The order authorized PGE to recover all of the estimated Trojan Nuclear Plant (Trojan) decommissioning costs and 87% of its remaining investment. Amounts will be collected over Trojan's original license period ending in 2011. The disallowed portion of the Trojan investment is comprised of $17.1 million of post-1991 capital expenditures, primarily related to steam generator repair activities and $20.4 million of general Trojan investment. As a result of this disallowance, PGE has recorded an after tax charge to income of $36.7 million.

The PUC's rate order, as well as their authority to grant recovery of the Trojan investment under Oregon law, are being challenged in state courts. Management believes that the authorized recovery of the Trojan investment and decommissioning costs will be upheld and that these legal challenges will not have a material adverse impact on the results of operations or financial condition of the Company for any future reporting period.





           Portland General Electric Company and Subsidiaries

              Financial Statements and Related Information



                           Table of Contents




                                                               Page
                                                              Number

       Management Discussion and Analysis of
        Financial Condition and Results of Operations *         3-9

       Financial Statements                                    18-21

       Notes to Financial Statements **                        14-16







  * The discussion is substantially the same as that disclosed by Portland General and, therefore, is incorporated by reference to the information on the page numbers listed above.

  ** The notes are substantially the same as those disclosed by Portland General and are incorporated by reference to the information on the page numbers shown above, excluding the Bonneville Pacific litigation discussion contained in Note 2 which relates solely to Portland General.


                       Portland General Corporation and Subsidiaries

                         Consolidated Statements of Income for the
               Three Months and Twelve Months Ended March 31, 1995 and 1994
                                       (Unaudited)


                                                    Three Months Ended           Twelve Months Ended
                                                         March 31                      March 31
                                                   1995          1994            1995            1994
                                                                 (Thousands of Dollars)

Operating Revenues                                $258,891       $277,672       $940,174       $945,899

Operating Expenses
  Purchased power and fuel                          87,696        100,970        333,851        321,875
  Production and distribution                       15,153         15,406         61,638         68,391
  Maintenance and repairs                            9,933          9,159         48,163         49,361
  Administrative and other                          24,817         22,007        100,797         96,489
  Depreciation and amortization                     31,437         30,770        124,670        122,030
  Taxes other than income taxes                     13,721         14,237         51,522         53,904
  Income taxes                                      26,746         31,568         70,492         77,463
                                                   209,503        224,117        791,133        789,513

Net Operating Income                                49,388         53,555        149,041        156,386

Other Income (Deductions)
  Trojan disallowance - net of income
   taxes of $17,101                                (36,708)             -        (36,708)            -
  Allowance for equity funds used
   during construction                                 121              -            392             -
  Other                                              4,690          1,815         18,376        11,247
  Income taxes                                        (344)         1,060         (1,028)         (285)
                                                   (32,241)         2,875        (18,968)       10,962

Interest Charges
  Interest on long-term debt and other              16,347         14,711         63,129        61,320
  Interest on short-term borrowings                  2,187            996          6,979         3,555
  Allowance for borrowed funds used
   during construction                              (2,027)          (464)        (5,606)       (1,076)
                                                    16,507         15,243         64,502        63,799
Net Income                                             640         41,187         65,571       103,549

Preferred Dividend Requirement                       2,583          2,988         10,395        11,966
Income (Loss) Available for Common Stock          $ (1,943)      $ 38,199       $ 55,176      $ 91,583


                                 Consolidated Statements of Retained Earnings for the
                             Three Months and Twelve Months Ended March 31, 1995 and 1994
                                                      (Unaudited)

                                                    Three Months Ended           Twelve Months Ended
                                                         March 31                      March 31
                                                   1995          1994            1995            1994
                                                                 (Thousands of Dollars)

Balance at Beginning of Period                    $216,468       $179,297       $201,670       $181,678
Net Income                                             640         41,187         65,571        103,549
ESOP Tax Benefit & Amortization of
 Preferred Stock Premium                              (474)          (370)        (1,809)        (1,515)
                                                   216,634        220,114        265,432        283,712

Dividends Declared
  Common stock                                      11,545         15,393         52,594         70,013
  Preferred stock                                    2,583          3,051         10,332         12,029
                                                    14,128         18,444         62,926         82,042

Balance at End of Period                          $202,506       $201,670       $202,506       $201,670


The accompanying notes are an integral part of these consolidated statements.



                       Portland General Corporation and Subsidiaries

                               Consolidated Balance Sheets as
                          of March 31, 1995 and December 31, 1994


                                                                      (Unaudited)
                                                                        March 31           December 31
                                                                          1995                1994
                                                                             (Thousands of Dollars)

                     Assets

Electric Utility Plant - Original Cost
  Utility plant (includes Construction Work in Progress of
  $170,852 and $148,267)                                               $2,604,758          $2,563,476
  Accumulated depreciation                                               (977,998)           (958,465)
                                                                        1,626,760           1,605,011
  Capital leases - less amortization of $26,338 and $25,796                10,980              11,523
                                                                        1,637,740           1,616,534

Other Property and Investments
  Trojan decommissioning trust, at market value                            58,825              58,485
  Corporate Owned Life Insurance less loans of $24,320 in
   1995 and $21,731 in 1994                                                38,188              40,034
  Other investments                                                        26,018              26,074
                                                                          123,031             124,593

Current Assets
  Cash and cash equivalents                                                10,370               9,590
  Accounts and notes receivable                                            84,428              91,672
  Unbilled and accrued revenues                                           157,071             158,259
  Inventories, at average cost                                             37,794              31,149
  Prepayments and other                                                    53,950              37,040
                                                                          343,613             327,710

Deferred Charges
 Unamortized regulatory assets
  Trojan investment                                                       340,162             402,713
  Trojan decommissioning                                                  331,745             338,718
  Income taxes recoverable                                                206,594             217,967
  Debt reacquisition costs                                                 31,570              32,245
  Energy efficiency programs                                               61,610              58,894
  Other                                                                    46,969              47,787
 WNP-3 settlement exchange agreement                                      172,081             173,308
 Miscellaneous                                                             16,804              13,682
                                                                        1,207,535           1,285,314
                                                                       $3,311,919          $3,354,151

                               Capitalization and Liabilities
Capitalization
  Common stock equity                                                  $  822,422          $  834,226
  Cumulative preferred stock
    Subject to mandatory redemption                                        50,000              50,000
    Not subject to mandatory redemption                                    69,704              69,704
  Long-term debt                                                          805,360             805,814
                                                                        1,747,486           1,759,744
Current Liabilities
  Long-term debt and preferred stock due within one year                   78,497              81,506
  Short-term borrowings                                                   124,990             148,598
  Accounts payable and other accruals                                      96,725             104,612
  Accrued interest                                                         21,910              19,084
  Dividends payable                                                        14,420              15,702
  Accrued taxes                                                            67,838              32,820
                                                                          404,380             402,322
Other
  Deferred income taxes                                                   520,827             549,160
  Deferred investment tax credits                                          55,691              56,760
  Deferred gain on sale of assets                                         118,563             118,939
  Trojan decommissioning and transition costs                             393,804             396,873
  Miscellaneous                                                            71,168              70,353
                                                                        1,160,053           1,192,085
                                                                       $3,311,919          $3,354,151


The accompanying notes are an integral part of these consolidated balance sheets.



                       Portland General Corporation and Subsidiaries
                         Consolidated Statements of Capitalization
                        as of March 31, 1995 and December 31, 1994


                                                                      (Unaudited)
                                                                        March 31               December 31
                                                                          1995                    1994
                                                                               (Thousands of Dollars)

Common Stock Equity
  Common stock, $3.75 par value per share,
   100,000,000 shares authorized, 42,758,877
   shares outstanding                                                  $  160,346             $  160,346
  Other paid-in capital - net                                             470,621                470,008
  Unearned compensation                                                   (11,051)               (12,596)
  Retained earnings                                                       202,506                216,468
                                                                          822,422    47.0%       834,226     47.4%

Cumulative Preferred Stock
  Subject to mandatory redemption
    No par value, 30,000,000 shares authorized
      7.75% Series, 300,000 shares outstanding                             30,000                 30,000
    $100 par value, 2,500,000 shares outstanding
    8.10% Series, 300,000 shares outstanding                               30,000                 30,000
        Current sinking fund                                              (10,000)               (10,000)
                                                                           50,000     2.9         50,000      2.8

  Not subject to mandatory redemption, $100 par value
      7.95% Series, 298,045 shares outstanding                             29,804                 29,804
      7.88% Series, 199,575 shares outstanding                             19,958                 19,958
      8.20% Series, 199,420 shares outstanding                             19,942                 19,942
                                                                           69,704     4.0         69,704      4.0


Long-Term Debt
  First mortgage bonds
    Maturing 1995 through 2000
      4.70% Series due March 1, 1995                                            -                  3,045
      5-7/8% Series due June 1, 1996                                        5,216                  5,216
      6.60% Series due October 1, 1997                                     15,363                 15,363
      Medium-term notes - 5.65%-9.27%                                     251,000                251,000
    Maturing 2001 through 2005 - 6.47%-9.07%                              210,845                210,845
    Maturing 2021 through 2023 - 7.75%-9.46%                              195,000                195,000
  Pollution control bonds
    Port of Morrow, Oregon, variable rate
     (Average 2.7% for 1994), due 2013                                     23,600                 23,600
    City of Forsyth, Montana, variable rate
     (Average 2.9% for 1994), due 2013
     through 2016                                                         118,800                118,800
      Amount held by trustee                                               (8,175)                (8,355)
    Port of St. Helens, Oregon, due 2010 and 2014
     (Average variable 2.7% - 2.9% for 1994)                               51,600                 51,600
  Capital lease obligations                                                10,980                 11,523
  Other                                                                      (372)                  (317)
                                                                          873,857                877,320
  Long-term debt due within one year                                      (68,497)               (71,506)
                                                                          805,360     46.1       805,814     45.8

           Total capitalization                                        $1,747,486    100.0%    1,759,744    100.0%



The accompanying notes are an integral part of these consolidated statements.




                       Portland General Corporation and Subsidiaries

                         Consolidated Statements of Cash Flow for the
               Three Months and Twelve Months Ended March 31, 1995 and 1994
                                       (Unaudited)


                                                    Three Months Ended           Twelve Months Ended
                                                         March 31                      March 31
                                                   1995          1994            1995            1994
                                                                 (Thousands of Dollars)

Cash Provided (Used) By -
Operations:
  Net Income                                      $    640       $ 41,187       $ 65,571       $103,549
  Non-cash items included in net income:
    Depreciation and amortization                   23,785         22,559         95,366         89,570
     Amortization of WNP-3 exchange agreement        1,228          1,174          4,749          4,541
    Amortization of Trojan investment                6,463          6,721         26,480         26,587
    Amortization of Trojan decommissioning           2,805          2,805         11,220         11,220
    Amortization of deferred charges - other        (1,011)         2,339           (638)         7,614
     Deferred income taxes - net                       (28)         7,577         18,115         54,005
    Other noncash revenues                            (121)             -           (392)             -
  Changes in working capital:
    (Increase) Decrease in receivables               8,858        (17,577)        (4,731)       (57,979)
    (Increase) Decrease in inventories              (6,645)         1,117         (4,498)        15,454
    Increase (Decrease) in payables                 28,969         33,089         (7,590)       (15,343)
    Other working capital items - net              (17,036)        (8,730)       (27,572)         9,621
  Deferred charges - other                             130         (1,143)        11,531         (7,861)
  Miscellaneous - net                                2,171             94          9,451         15,705
  Trojan disallowance                               36,708              -         36,708              -
                                                    86,916         91,212        233,770        256,683

Investing Activities:
  Utility construction - new resources             (15,959)       (22,979)       (80,517)       (51,645)
  Utility construction - other                     (28,434)       (25,300)      (134,809)      (106,081)
  Energy efficiency programs                        (3,902)        (4,834)       (22,813)       (20,604)
  Nuclear decommissioning trust contributions       (2,805)        (2,805)       (11,220)       (11,220)
  Nuclear decommissioning expenditures               4,938              -          4,938              -
  Other investments                                   (501)          (105)       (10,350)        (6,777)
                                                   (46,663)       (56,023)      (254,771)      (196,327)
Financing Activities:
  Short-term debt - net                            (23,608)       (42,856)        37,926          1,613
  Borrowings from Corporate Owned Life Insurance     2,589              -         24,320              -
  Long-term debt issued                                  -              -         75,000        252,000
  Long-term debt retired                            (3,045)        (8,732)       (24,195)      (267,029)
  Preferred stock retired                                -              -        (20,000)        (3,600)
  Common stock issued                                    -         41,055              -         41,055
  Dividends paid                                   (15,409)       (21,195)       (67,240)       (84,872)
                                                   (39,473)       (31,728)        25,811        (60,833)

Increase (Decrease) in Cash and
 Cash Equivalents                                      780          3,461          4,810           (477)
Cash and Cash Equivalents at the Beginning
 of Period                                           9,590          2,099          5,560          6,037
Cash and Cash Equivalents at the End
 of Period                                        $ 10,370       $  5,560       $ 10,370       $  5,560


Supplemental disclosures of cash flow
 information
   Cash paid during the period:
     Interest                                     $ 14,178       $ 10,376       $ 63,840       $ 64,248
     Income taxes                                     (705)        (6,100)        50,313         11,142


The accompanying notes are an integral part of these consolidated statements.




             Portland General Corporation and Subsidiaries
           Portland General Electric Company and Subsidiaries

                      Part II.  Other Information


Item 1.  Legal Proceedings

For further information, see Portland General's and PGE's reports on Form 10-K for the year ended December 31, 1994.


                               NONUTILITY

Gerhard W. Gohler, IRA, et al v Robert L. Wood et al, U.S. District Court for the District of Utah

Portland General, Portland General Holdings, Inc., and certain affiliated individuals have settled the claims alleged in the class action for $2.5 million. The settlement is subject to approval by the members of the class.


                                UTILITY

Citizen's Utility Board of Oregon v. Public Utility Commission of Oregon, Court of Appeals for the State of Oregon, January 1995

The Citizen's Utility Board (CUB) appealed a 1994 ruling from the Marion County Circuit Court which upheld the order of the Public Utility Commission of Oregon (PUC) in its Declaratory Ruling proceeding (DR-10). In the DR-10 proceeding, PGE filed an Application with the PUC requesting a Declaratory Ruling regarding recovery of the Trojan investment and decommissioning costs. On August 9, 1993 the PUC issued the declaratory ruling. In its ruling, the PUC agreed with an opinion issued by the Oregon Department of Justice (Attorney General) stating that under current law, the PUC has authority to allow recovery of Trojan investment and future decommissioning costs.


Utility Reform Project and Colleen O'Neil v. Oregon Public Utility Commission, Multnomah County Oregon Circuit Court, March 1995

The Utility Reform Project (URP) filed an appeal of the PUC's order in PGE's general rate case. Among other things, the PUC order granted PGE full recovery of Trojan Decommissioning costs and 87% of its remaining investment in the plant. URP alleges that the PUC lacks authority to allow PGE to recover Trojan costs through its rates. The complaint seeks to remand the case back to the PUC and have all costs related to Trojan immediately removed from PGE's rates.


Citizens Utility Board of Oregon v. Public Utility Commission of Oregon, Marion County Oregon Circuit Court, April 1995

The Citizens Utility Board of Oregon (CUB) filed an appeal challenging the portion of the PUC's order in PGE's general rate case authorizing PGE to recover a return on its remaining investment in Trojan. CUB alleges that the PUC's decision is not based upon evidence received in the rate case, is not supported by substantial evidence in the record of the case, is


             Portland General Corporation and Subsidiaries
           Portland General Electric Company and Subsidiaries

                      Part II.  Other Information


based on an erroneous interpretation of law and is outside the scope of the PUC's discretion and otherwise violates constitutional or statutory provisions. CUB seeks to have the order modified, vacated, set aside or reversed.


Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    Number   Exhibit                                     Page

    Portland General Corporation:

    27      Financial Data Schedule - UT         Electronic Filing Only
            Portland General Corporation


    Portland General Electric Company:

    27      Financial Data Schedule - UT         Electronic Filing Only
            Portland General Electric Company


b.  Reports on Form 8-K

March 29, 1995 - Item 5.  Other Events

The PUC issued an order on PGE's general rate request.

March 30, 1995 - Item 5.  Other Events

Trojan Investment Loss Recorded
Appeal of Rate Order Filed





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









                          PORTLAND GENERAL CORPORATION
                          PORTLAND GENERAL ELECTRIC COMPANY
                                  (Registrants)




May 11, 1995                  By    /s/ Joseph M. Hirko
                                    Joseph M. Hirko
                                 Vice President Finance,
                                 Chief Financial Officer,
                                 Chief Accounting Officer,
                                   and Treasurer