Form 10-Q
period 1995-06-30
PORTLAND GENERAL ELECTRIC CO /OR/; PORTLAND GENERAL CORP /OR
filed 1995-08-09
CIK 784977, 79636

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q





[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1995

                                  or
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
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

The number of shares outstanding of the registrants' common stocks as of July 31, 1995 are:

                 Portland General Corporation              50,804,314
                 Portland General Electric Company         42,758,877
                         (owned by Portland General Corporation)

                                         Index



                                                               Page
                                                              Number


Part I.   Portland General Corporation and Subsidiaries
          Financial Information

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations       3

             Statements of Income                               11

             Statements of Retained Earnings                    11

             Balance Sheets                                     12

             Statements of Capitalization                       13

             Statements of Cash Flow                            14

             Notes to Financial Statements                      15

             Portland General Electric Company and
             Subsidiaries Financial Information                 18

Part II.  Other Information

             Item 1 - Legal Proceedings                         22

             Item 6 - Exhibits and Reports on Form 8-K          23

          Signature Page                                        24

               Portland General Corporation and Subsidiaries

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Results of Operations

Portland General Electric Company (PGE or the Company), an electric utility company and the principal operating subsidiary of Portland General Corporation (Portland General), accounts for substantially all of Portland General's assets, revenues and net income. The following discussion focuses on utility operations, unless otherwise noted.

1995 Compared to 1994 for the Three Months Ended June 30

Portland General earned $32 million or $0.64 per share for the second quarter of 1995, compared to earnings of $24 million or $0.48 per share in 1994. Strong earnings reflect abundant west coast hydro conditions resulting in lower power costs, as well as the Company's April 1, 1995 price increase. 1994 earnings include the restoration to income of $6.5 million, net of tax, in previously recorded real estate reserves. 1994 earnings from continuing operations were $17 million, or $.35 per share.

Retail revenues increased $21 million, or 12%, for the period, primarily due to a general price increase and increased energy sales. The April 1, 1995 rate order, which contained an average 5% price increase, resulted in $13 million of additional revenue (including $4 million of decoupling revenues). Retail energy sales increased 4%, or 155,000 MWhs, resulting in $8 million of additional revenue. Load growth was driven by both an increase in retail customers and significantly cooler April temperatures. Weather adjusted energy sales increased 3%.

Wholesale revenues declined $5 million, or 23%, despite a 4% increase in the volume of energy sold. Abundant energy supplies, lower natural gas prices, and an increasingly competitive wholesale market resulted in a 26% reduction in wholesale prices.

Variable power costs fell $17 million, or 27%, despite increased load, as the average cost of power decreased from 17.9 to 13.7 mills (see table below). Mild temperatures, low gas prices, and excellent water conditions due to snow melt in both the Northwest and California contributed to an abundance of low cost secondary (or spot) energy in the region.


             Resource Mix/Variable Power Costs
                                                   Average Variable
                    Resource Mix                      Power Cost
                                                      (Mills/KWh)

                    1995         1994                 1995     1994

Generation           22%          32%                  4.6       7.8
Firm Purchases       29%          26%                 22.4      23.2

Spot Purchases       49%          42%                 10.0      18.2

  Total Resources   100%         100%     Average     13.7      17.9

               Portland General Corporation and Subsidiaries

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Secondary energy purchases met nearly half of the Company's total energy requirements. Since abundant supplies of energy drove market prices to historic lows, PGE used purchased power to meet increased loads and to displace thermal generation. Spot market purchases averaged 10.0 mills, ranging from 1.7 to 14 mills, compared to an average 18.2 mills in 1994. Company-owned hydro generation increased 22%, or 109,600 MWh, reflecting above-average hydro conditions on the Clackamas River system. Favorable gas prices allowed the Beaver Combustion Turbine Plant (Beaver) to generate slightly more energy at 33% lower variable cost. Overall, PGE reduced thermal plant generation by 58% to take advantage of low prices in the spot market.

Operating expenses (excluding variable power, depreciation and income taxes) were slightly lower than in 1994. Maintenance costs at the Boardman Coal Plant (Boardman) were lower during the current year since the February economic outage allowed for major maintenance activities to occur earlier in the year.

New depreciation rates, effective April 1, 1995 with the general price increase, raised depreciation expense $4 million. Higher operating income yielded a $14 million increase in income taxes. Miscellaneous Other Income declined $2 million due to a 1994 sale of nonutility property.

1995 Compared to 1994 for the Six Months Ended June 30

Portland General earned $30 million or $0.60 per share for the six months ended June 30, 1995, compared to earnings of $63 million or $1.28 per share in 1994. 1995 results include a $36.7 million charge to income related to the Public Utility Commission of Oregon's (PUC) rate order disallowing 13% of PGE's remaining investment in the Trojan Nuclear Plant (Trojan). 1994 earnings include $6.5 million in previously recorded real estate reserves. Excluding these items, operating earnings were $67 million in 1995 and $56 million in 1994. Strong operating results reflect good hydro conditions, lower secondary power costs and continued retail load growth, partially offset by narrowing margins in a competitive wholesale market.

Retail sales rose 3% and revenues increased by $9 million as cooler temperatures during the period and the addition of approximately 4,800 retail customers contributed to load growth. Increased sales combined with the Company's general price increase grew retail revenues almost 6%.

Other revenues, not related to sales of energy, declined for the period. During 1995, $11 million in revenues related to deferred power costs were recorded, compared with $19 million in 1994. In addition, during the 1994 period, $11 million of incentive revenues related to energy efficiency programs were recorded.

A 14% decrease in wholesale energy sales coupled with an average 12% reduction in prices, caused wholesale revenues to decrease $12 million from 1994 levels. The region's price advantage over the Southwest eroded in the current year due to abundant energy supplies and improved hydro conditions in California.

               Portland General Corporation and Subsidiaries

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Variable power costs, reflecting the benefits of abundant west coast hydro generation and declining gas prices, fell 19% or $31 million. Spot market purchases, which provided 31% of the Company's energy supply, averaged 10.5 mills compared to 19.2 mills in 1994 (see table below).

                    Resource Mix/Variable Power Costs
                                                      Average Variable
                        Resource Mix                     Power Cost
                                                         (Mills/KWh)

                      1995        1994                 1995      1994

Generation             32%         42%                  6.9       10.1

Firm Purchases         37%         32%                 24.8       24.9

Spot Purchases         31%         26%                 10.5       19.2
  Total Resources     100%        100%     Average     16.0       18.8


Company generation met 32% of PGE's load, 60% of which was provided by the Company's eight hydroelectric plants. Hydro generation increased 24%, or 254,132 MWh, reflecting above average water conditions on the Clackamas River system. Thermal plant generation was reduced 40%. Total average variable power costs declined from 18.8 to 16.0 mills.

New depreciation rates, effective April 1, 1995 with the general price increase, raised depreciation expense $4 million. Higher operating income yielded a $12 million increase in income taxes. Other income decreased $37 million from last year largely due to the Trojan write-off.


Cash Flow

Portland General Corporation

Portland General requires cash to pay dividends to its common stockholders, to provide funds to its subsidiaries, to meet debt service obligations and for day to day operations. Sources of cash are dividends from PGE, leasing rentals, short- and intermediate-term borrowings and the sale of its common stock. Cash provided by operations decreased for the year compared with 1994. During 1994, Portland General's cash provided by operations benefited from the use of approximately $9 million in tax credits which reduced federal tax payments.

Portland General received $11.5 million in dividends from PGE during the second quarter of 1995 and $2.1 million in proceeds from the issuance of shares of common stock under its Dividend
Reinvestment and Optional Cash Payment Plan.

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

A significant portion of cash from operations comes from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash. Improved cash flow reflects the Company's general price increase and lower variable power costs.

Portland General has reached a tentative settlement with the IRS regarding the Washington Public Power Supply System Unit 3 (WNP-
3) abandonment loss deduction on its 1985 tax return. Portland General does not expect future cash requirements to be materially affected by the resolution of this matter (see Note 3, Income Taxes, for further information).

Investing Activities

PGE invests in facilities for generation, transmission and distribution of electric energy and products and services for energy efficiency. Estimated capital expenditures for 1995 are expected to be $250 million. Approximately $104 million has been expended for capital projects, including energy efficiency, through June 30, 1995.

PGE pays into an external trust for the Trojan decommissioning costs.
The April 1, 1995 general rate order authorized PGE to increase its collections from customers and its corresponding contribution to the trust from $11 million to $14 million annually. The trust invests in investment-grade tax-exempt bonds. Total-to-date cash withdrawn from the trust to pay for decommissioning costs is approximately $7 million.

Financing Activities

Second quarter financing activities include the issuance of $50 million of twelve year notes at 7.15% maturing June 2007 and $25 million of five year notes at 6.75% maturing June 2000. Other financing activities for the quarter included a $10 million sinking fund redemption of 200,000 shares of PGE's 8.10% series preferred stock.

The issuance of additional preferred stock and First Mortgage Bonds requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and Indenture securing its First Mortgage Bonds. As of June 30, 1995, PGE could issue $290 million of preferred stock and $330 million of additional First Mortgage Bonds.

               Portland General Corporation and Subsidiaries

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Financial and Operating Outlook

Utility

Retail Customer Growth and Energy Sales

During the second quarter of 1995 approximately 2,700 retail customers were added to PGE's service territory. For the six-months ended June 30, 1995, 4,800 retail customers were added.

The Company expects 1995 weather-adjusted retail energy sales growth to be approximately 2.6%.

Omitted graphic information:

Quarterly Increase in Retail Customers

                      Residential           Commercial/Industrial
Quarter/Year          Customers             Customers
1Q 93                 2025                  275
2Q 93                 1697                  429
3Q 93                 2802                  446
4Q 93                 2775                  563
1Q 94                 2986                  390
2Q 94                 2476                  550
3Q 94                 2219                  454
4Q 94                 4247                  379
1Q 95                 3010                  270
2Q 95                 2194                  509


Seasonality

PGE's retail sales peak in the winter, therefore, quarterly earnings are not necessarily indicative of results to be expected for fiscal year 1995.


Competition

The Energy Policy Act of 1992 (Energy Act) set the stage for federal and state regulations directed toward the stimulation of both wholesale and retail competition in the electric industry. The Energy Act eased restrictions on independent power production, and bestowed authority on the Federal Energy Regulatory Commission (FERC) to mandate open access for the wholesale transmission of electricity.

FERC has since taken steps to provide a framework for increased competition in the electric industry. In March 1995 it issued a Notice of Proposed Rulemaking
(NOPR) regarding non-discriminatory open access transmission requirements for all public utilities. The proposed rules address several issues including stranded asset recovery and the open access transmission of electricity. If adopted, the proposed open access transmission requirements would give wholesale competitors access to PGE's transmission facilities and, in turn, give PGE access to their transmission facilities. PGE is in the process of preparing an open access transmission tariff for its existing transmission facilities.

Since the passage of the Energy Act, various state utility commissions are considering proposals which would gradually allow customers direct access to generation suppliers, marketers, brokers and other service providers in a competitive marketplace for energy services.

               Portland General Corporation and Subsidiaries

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Although presently operating in a cost-based regulated environment, PGE expects increasing competition from other forms of energy and other suppliers of electricity. While the Company is unable to determine precisely the future impact of increased competition, it believes that ultimately it will result in reduced wholesale and retail prices in the industry.


Residential Exchange Program

In July 1995 the Bonneville Power Administration (BPA) released its
1996 rate proposal under which there would be a significant reduction in the benefits to PGE's customers from the residential exchange program under the Regional Power Act (RPA).
The RPA, passed in 1980, attempted to resolve growing power supply and cost inequities between customers of government and publicly owned utilities, who have priority access to the low cost power from the federal hydro electric system, and the customers of IOUs. The RPA residential exchange program exists to ensure that all residential and small farm customers in the region, the vast majority of which are served by IOUs, receive similar benefits from the publicly funded federal power system. Exchange program benefits are passed directly to residential and small farm customers. The exchange benefit for PGE residential and small farm customers totaled $46 million for calendar year 1994. Under BPA's July 1995 proposal, this exchange benefit would be substantially decreased.
New BPA rates are expected to be effective October 1, 1996, after a ten month public process in which PGE will be an active party seeking equitable treatment for its residential and small farm customers.


General Rate Order

Beginning April 1, 1995 PGE implemented new general rates.
The PUC authorized a single average rate increase of 5%, representing additional annual revenues of $51 million. The rate order authorized PGE to recover all of the estimated Trojan decommissioning costs and 87% of its remaining investment in Trojan. Amounts will be collected over Trojan's original license period ending in 2011.

The order also adopted a mechanism to decouple short-term profits from retail kilowatt-hour sales during the two-year test period. The decoupling mechanism adopted by the PUC sets revenue targets associated with retail loads for each month beginning April 1995 through December 1996. If actual weather-adjusted revenues exceed or fall short of target revenues, PGE will refund or collect the difference from customers over an 18-month period. The adjustment at any time during the two-year period cannot result in an overall increase or decrease in rates, due solely to decoupling, of more than 3%. Adjustments to rates, if necessary, will be made every six months. The Company has recently filed a request with the PUC to exclude certain large customers from the decouplig mechanism.

The rate order also included the variable power cost savings expected from the commercial operation of the Coyote Springs Generating Project (Coyote Springs), a 220 megawatt natural gas-fueled cogeneration facility under construction in eastern Oregon. The order did not include capital and fixed costs associated with the plant. In August 1995, the Company filed for inclusion of these costs in rates beginning early November 1995, concurrent with the projected commercial operation of the plant. See discussion below regarding the Coyote Springs filing.

               Portland General Corporation and Subsidiaries

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Legal challenges have been filed against the PUC regarding recovery of the Trojan Investment and decommissioning costs (see Item 1. Legal Proceedings for further discussion). PGE has intervened in these filings and believes that the rate order and the authorized recovery of the Trojan investment and decommissioning costs will be upheld.

Power Cost Recovery and Coyote Springs Filing

PGE operates without a power cost adjustment tariff, therefore adjustments for power costs above or below those set in existing general tariffs are not automatically reflected in customers' rates. As a result, PGE obtained PUC approval to defer incremental replacement power costs related to the closure of Trojan. The following table sets out the amounts deferred and the collection status of the various deferrals. In accordance with Oregon law, collection of the deferrals is subject to PUC review of PGE's reported earnings, adjusted for the regulatory treatment of unusual and/or non-recurring items, as well as the determination of an appropriate rate of return on equity for a given review period.


                      Synopsis of Power Cost Deferrals

                     Deferral     Earnings              Amounts
 Period Covered        Rate        Review       Deferred      Collected

December 4, 1992 -      80%     Approved (1)   $56 million   $23 million
March 31, 1993                                 (4)(a)

July 1, 1993 -          50%     Mid-1995 (2)   $58 million        N/A
March 31, 1994                                 (4)(b)

January 1, 1995 -       40%     Mid-1995 (3)   $11 million        N/A
March 31, 1995                                 (4)(c)


(1) Approved for collection which began on 4/1/94.
(2) Subject to earnings review for the period 4/1/93 through 3/31/94 filed on August 8, 1995.
(3) Subject to earnings review for the period 4/1/94 through 3/31/95 filed on August 8, 1995.
(4) Includes accrued interest of (a) $11 million and (b) $9 million and $.4 million.


On August 8, 1995 Portland General Electric filed with the Public Utility Commission of Oregon a consolidated request to recover deferred power costs, the capital and fixed costs associated with Coyote Springs and BPA's October 1995 price increases.

Upon the PUC's completion of review and approval for collection, the filing proposes to offset the power cost deferrals and certain other regulatory assets against PGE's unamortized gain on the sale of a portion of the Boardman Coal Plant (a refund to customers). In addition, the Company proposes to cancel the existing collection of deferred power costs.

The proposal, if approved, would eliminate regulatory assets and liabilities of $117 million. It would also eliminate any price increase resulting from authorization to collect outstanding power cost deferrals and mitigate the price increase resulting from Coyote Springs and BPA costs.

If approved, the filing would result in a 2.4% rate increase or $23.5 million in additional annual revenues. The Company expects the PUC to rule on the proposal in November 1995.

               Portland General Corporation and Subsidiaries

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Nonutility

Portland General, Portland General Holdings, Inc. (Holdings), and certain affiliated individuals (Portland Defendants), along with others, have been named as defendants in a class action suit by investors in Bonneville Pacific Corporation (Bonneville Pacific) and in a suit filed by the bankruptcy trustee for Bonneville Pacific. The class action suit has been settled for $2.5 million (see Item 1. Legal Proceedings for further discussion).

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

                         Portland General Corporation and Subsidiaries

                             Consolidated Statements of Income for the
                      Three Months and Six Months Ended June 30, 1995 and 1994
                                             (Unaudited)


                                                    Three Months Ended                  Six Months Ended
                                                          June 30                            June 30
                                                     1995          1994                1995            1994
                                                                        (Thousands of Dollars)

Operating Revenues                                 $219,892       $202,110           $479,069        $480,124
Operating Expenses
  Purchased power and fuel                           46,616         63,847            134,312         164,817
  Production and distribution                        16,288         15,607             31,441          31,013
   Maintenance and repairs                           11,384         14,069             21,317          23,228
  Administrative and other                           26,409         25,294             51,549          47,726
  Depreciation and amortization                      34,785         30,399             66,243          61,248
   Taxes other than income taxes                     13,026         12,793             26,783          27,087
                                                    148,508        162,009            331,645         355,119
Operating Income Before
 Income Taxes                                        71,384         40,101            147,424         125,005

Income Taxes                                         24,205         10,082             50,692          39,066
Net Operating Income                                 47,179         30,019             96,732          85,939

Other Income (Deductions)
  Trojan disallowance - net of income
   taxes of $17,101                                       -              -            (36,708)              -
  Interest expense                                  (20,134)       (17,868)           (39,329)        (34,919)
  Allowance for funds used
   during construction                                2,926            800              5,074           1,264
  Preferred dividend requirement - PGE               (2,417)        (2,646)            (5,000)         (5,634)
  Other - net of income taxes                         4,849          7,188              9,680          10,008
Income from Continuing Operations                    32,403         17,493             30,449          56,658

Discontinued Operations
  Gain on disposal of real estate
  operations - net of income taxes
  of $4,226                                               -          6,472                  -           6,472

Net Income                                         $ 32,403       $ 23,965           $ 30,449        $ 63,130

Common Stock
  Average shares outstanding                     50,697,040     50,145,565         50,644,415      49,411,959
  Earnings per average share
    Continuing operations                              0.64           0.35               0.60            1.15
    Discontinued operations                               -           0.13                  -            0.13
  Earnings per average share                         $ 0.64         $ 0.48             $ 0.60          $ 1.28

  Dividends declared per share                       $ 0.30         $ 0.30             $ 0.60          $ 0.60



                                  Consolidated Statements of Retained Earnings for the
                                Three Months and Six Months Ended June 30, 1995 and 1994
                                                      (Unaudited)

                                                      Three Months Ended                 Six Months Ended
                                                            June 30                          June 30
                                                      1995          1994               1995            1994
                                                                       (Thousands of Dollars)

Balance at Beginning of Period                     $101,063       $104,939           $118,676        $ 81,159
Net Income                                           32,403         23,965             30,449          63,130
ESOP Tax Benefit & Amortization of
  Preferred Stock Premium                              (474)          (426)              (948)           (796)
                                                    132,992        128,478            148,177         143,493
Dividends Declared on
  Common Stock                                       15,215         15,051             30,400          30,066
Balance at End of Period                           $117,777       $113,427           $117,777        $113,427


The accompanying notes are an integral part of these consolidated statements.



                                     Portland General Corporation and Subsidiaries

                                               Consolidated Balance Sheets
                                       as of June 30, 1995 and December 31, 1994


                                                                         (Unaudited)
                                                                           June 30            December 31
                                                                             1995                 1994
                                                                             (Thousands of Dollars)
                     Assets
Electric Utility Plant -Original Cost
   Utility plant (includes Construction Work
     in Progress of $193,769 and $148,267)                                $2,653,838             $2,563,476
   Accumulated depreciation                                                ( 999,278)              (958,465)
                                                                           1,654,560              1,605,011
   Capital leases - less amortization of $26,881 and $25,796                  10,438                 11,523
                                                                           1,664,998              1,616,534
Other Property and Investments
   Leveraged leases                                                          153,992                153,332
   Net assets of discontinued real estate operations                           4,623                 11,562
   Trojan decommissioning trust, at market value                              66,272                 58,485
   Corporate Owned Life Insurance less loans of $24,320 in 1995
    and $21,731 in 1994                                                       69,195                 65,687
   Other investments                                                          28,227                 28,626
                                                                             322,309                317,692
Current Assets
   Cash and cash equivalents                                                  19,098                 17,542
   Accounts and notes receivable                                              84,999                 91,418
   Unbilled and accrued revenues                                             157,713                162,151
   Inventories, at average cost                                               38,740                 31,149
   Prepayments and other                                                      34,570                 34,455
                                                                             335,120                336,715
Deferred Charges
 Unamortized regulatory assets
   Trojan investment                                                         336,816                402,713
   Trojan decommissioning                                                    324,324                338,718
   Income taxes recoverable                                                  204,009                217,967
   Debt reacquisition costs                                                   30,896                 32,245
   Energy efficiency programs                                                 65,410                 58,894
   Other                                                                      46,116                 47,787
 WNP-3 settlement exchange agreement                                         170,853                173,308
 Miscellaneous                                                                21,769                 16,698
                                                                           1,200,193              1,288,330
                                                                          $3,522,620             $3,559,271
                    Capitalization and Liabilities

Capitalization
   Common stock                                                           $  190,195             $  189,358
   Other paid-in capital                                                     568,700                563,915
   Unearned compensation                                                     (10,480)               (13,636)
   Retained earnings                                                         117,777                118,676
                                                                             866,192                858,313
   Cumulative preferred stock of subsidiary
     Subject to mandatory redemption                                          40,000                 50,000
     Not subject to mandatory redemption                                      69,704                 69,704
   Long-term debt                                                            904,644                835,814
                                                                           1,880,540              1,813,831
Current Liabilities
   Long-term debt and preferred stock due within one year                     83,448                 81,506
   Short-term borrowings                                                     100,073                148,598
   Accounts payable and other accruals                                        80,860                104,254
   Accrued interest                                                           19,805                 19,915
   Dividends payable                                                          17,970                 18,109
   Accrued taxes                                                              36,849                 27,778
                                                                             339,005                400,160
Other
   Deferred income taxes                                                     655,028                687,670
   Deferred investment tax credits                                            54,510                 56,760
   Deferred gain on sale of assets                                           118,205                118,939
   Trojan decommissioning and transition costs                               388,812                396,873
   Miscellaneous                                                              86,520                 85,038
                                                                           1,303,075              1,345,280
                                                                          $3,522,620             $3,559,271


The accompanying notes are an integral part of these consolidated balance sheets.



                                     Portland General Corporation and Subsidiaries

                                       Consolidated Statements of Capitalization as of June 30, 1995 and December 31, 1994


                                                                         (Unaudited)
                                                                           June 30               December 31
                                                                             1995                    1994
                                                                            (Thousands of Dollars)

Common Stock Equity
  Common stock, $3.75 par value per
   share 100,000,000 shares authorized,
   50,718,615 and 50,495,492 shares outstanding                         $  190,195               $  189,358
  Other paid-in capital - net                                              568,700                  563,915
  Unearned compensation                                                    (10,480)                 (13,636)
  Retained earnings                                                        117,777                  118,676
                                                                           866,192    46.1%         858,313    47.3%

Cumulative Preferred Stock
  Subject to mandatory redemption
    No par value, 30,000,000 shares authorized
      7.75% Series, 300,000 shares outstanding                              30,000                   30,000
      $100 par value, 2,500,000 shares authorized
      8.10% Series, 200,000 and 300,000 shares outstanding                  20,000                   30,000
        Current sinking fund                                               (10,000)                 (10,000)
                                                                            40,000     2.1           50,000     2.8

  Not subject to mandatory redemption, $100 par value
      7.95% Series, 298,045 shares outstanding                              29,804                   29,804
      7.88% Series, 199,575 shares outstanding                              19,958                   19,958
      8.20% Series, 199,420 shares outstanding                              19,942                   19,942
                                                                            69,704     3.7           69,704     3.8

Long-Term Debt
  First mortgage bonds
    Maturing 1995 through 2000
      4.70% Series due March 1, 1995                                             -                    3,045
      5-7/8% Series due June 1, 1996                                         5,066                    5,216
      6.60% Series due October 1, 1997                                      15,363                   15,363
      Medium-term notes - 5.65%-9.27%                                      276,000                  251,000
    Maturing 2001 through 2007 - 6.47%-9.07%                               260,845                  210,845
    Maturing 2021 through 2023 - 7.75%-9.46%                               195,000                  195,000
  Pollution control bonds
    Port of Morrow, Oregon, variable rate
     (Average 2.7% for 1994), due 2013                                      23,600                   23,600
    City of Forsyth, Montana, variable rate
     (Average 2.9% for 1994), due 2013
     through 2016                                                          118,800                  118,800
      Amount held by trustee                                                (8,076)                  (8,355)
    Port of St. Helens, Oregon, due 2010 and 2014
     (Average variable 2.7%-2.9% for 1994)                                  51,600                   51,600
  Medium-term notes maturing 1996 - 8.09%                                   30,000                   30,000
  Capital lease obligations                                                 10,438                   11,523
  Other                                                                       (544)                    (317)
                                                                           978,092                  907,320
  Long-term debt due within one year                                       (73,448)                 (71,506)
                                                                           904,644    48.1          835,814    46.1

           Total capitalization                                         $1,880,540   100.0%      $1,813,831   100.0%


The accompanying notes are an integral part of these consolidated statements.



                                     Portland General Corporation and Subsidiaries

                                      Consolidated Statements of Cash Flow for the
                                Three Months and Six Months Ended June 30, 1995 and 1994

                                                      (Unaudited)



                                                                  Three Months Ended              Six Months Ended
                                                                       June 30                        June 30
                                                                   1995         1994             1995          1994

Cash Provided (Used) By -
Operations:
  Net income                                                   $ 32,403      $ 23,965         $ 30,449        $ 63,130
  Adjustments to reconcile net income
   to net cash provided by operations:
    Depreciation and amortization                                27,039        22,589           50,845          45,154
    Amortization of WNP-3 exchange agreement                      1,227         1,173            2,455           2,347
    Amortization of Trojan investment                             5,946         6,495           12,409          13,216
    Amortization of Trojan decommissioning                        3,510         2,805            6,315           5,610
    Amortization of deferred charges - other                        833           547             (178)          2,886
    Deferred income taxes - net                                    (140)        9,720           (3,872)         12,532
    Other noncash revenues                                       (1,969)         (324)          (2,372)           (658)
  Changes in working capital:
    (Increase) Decrease in receivables                            5,914        20,907           10,801            (879)
    (Increase) Decrease in inventories                             (946)       (2,475)          (7,591)         (1,358)
    Increase (Decrease) in payables                             (41,773)      (48,684)         (17,107)        (21,241)
    Other working capital items - net                            11,835         7,000              785           3,399
  Gain from discontinued operations                                   -        (6,472)               -          (6,472)
  Deferred charges - other                                       (9,870)          899           (9,740)           (244)
  Miscellaneous - net                                             2,915         6,768            5,728           7,315
  Trojan disallowance                                                 -             -           36,708               -
                                                                 36,924        44,913          115,635         124,737

Investing Activities:
  Utility construction - new resources                          (13,452)      (26,874)         (29,411)        (49,853)
  Utility construction - other                                  (36,729)      (36,108)         (65,163)        (61,408)
  Energy efficiency programs                                     (5,050)       (5,198)          (8,952)        (10,032)
  Rentals received from leveraged leases                          7,262         7,897           11,685          12,882
  Nuclear decommissioning trust contributions                    (7,702)       (2,805)         (10,507)         (5,610)
  Nuclear decommissioning expenditures                            1,670             -            6,608               -
  Discontinued operations                                         1,222        26,454            6,939          27,065
  Other                                                          (4,191)       (1,987)          (4,692)         (2,327)
                                                                (56,970)      (38,621)         (93,493)        (89,283)
Financing Activities:
  Short-term borrowings - net                                   (24,898)       40,283          (48,525)          1,134
  Borrowings from Corporate Owned Life Insurance                      -        19,619            2,589          19,619
  Long-term debt issued                                          75,000             -           75,000               -
  Long-term debt retired                                              -          (233)          (3,045)        (11,465)
  Repayment of nonrecourse borrowings for
   leveraged leases                                              (6,757)       (7,585)         (10,628)        (12,061)
  Preferred stock retired                                       (10,000)      (20,000)         (10,000)        (20,000)
  Common stock issued                                             2,148         1,899            4,562          45,206
  Dividends paid                                                (15,406)      (15,482)         (30,539)        (29,710)
                                                                 20,087        18,501          (20,586)         (7,277)

Increase (Decrease) in Cash and
 Cash Equivalents                                                    41        24,793            1,556          28,177

Cash and Cash Equivalents at the Beginning
 of Period                                                       19,057         6,586           17,542           3,202
Cash and Cash Equivalents at the End
 of Period                                                     $ 19,098      $ 31,379         $ 19,098        $ 31,379


Supplemental disclosures of cash flow information
  Cash paid during the period:
    Interest                                                   $ 20,608      $ 20,330         $ 36,011        $ 32,938
    Income taxes                                                 41,390        18,450           41,390          18,239


The accompanying notes are an integral part of these consolidated statements.


                    Portland General Corporation and Subsidiaries

                            Notes to Financial Statements
                                     (Unaudited)


Note 1

Principles of Interim Statements

The interim financial statements have been prepared by Portland General and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented. Certain information and footnote disclosures made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on the estimates of operating time expired, benefit received or activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is Portland General's opinion that, when the interim statements are read in conjunction with the 1994 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading.

Reclassifications
Certain amounts in prior years have been reclassified for comparative purposes.


Note 2

Legal Matters

WNP Cost Sharing
PGE and three other investor-owned utilities (IOUs) have been involved in litigation since October 1982 surrounding the proper allocation of shared costs between Washington Public Power Supply System (WPPSS) Units 1 and 3 and Units 4 and 5. In late 1994, PGE agreed to a tentative settlement in the case. The settlement was approved by the court on July 6, 1995 and the Company paid $1 million.

Bonneville Pacific Class Action and Lawsuit
Portland General, Portland General Holdings, Inc., and certain affiliated individuals have settled for $2.5 million the claims alleged in the class action suit. The suit was a consolidation of various actions filed on behalf of certain purchasers of Bonneville Pacific common shares and subordinated debentures against numerous defendants including Portland General, Holdings and certain Portland General individuals. Final court approval of the settlement was obtained in June 1995 with no party having any appeal rights.

A separate legal action was filed by Bonneville Pacific against Portland General, Holdings, and certain individuals affiliated with Portland General and Holdings alleging breach of fiduciary duty, tortious interference, breach of contract, and other actionable wrongs related to Holdings' investment in Bonneville Pacific. Following his appointment, the Bonneville Pacific bankruptcy trustee, on behalf of Bonneville Pacific, filed numerous amendments to the complaint. The complaint now includes allegations of RICO violations and RICO conspiracy, collusive tort, civil conspiracy, common law fraud, negligent misrepresentation, breach of fiduciary duty, liability as a partner for the debts of a partnership, and other actionable wrongs. Although the amount of damages sought is not specified

                    Portland General Corporation and Subsidiaries

                            Notes to Financial Statements
                                     (Unaudited)


in the Complaint, the Trustee has filed a damage disclosure calculation which purports to compute damages in amounts ranging from $340 million to $1 billion - subject to possible increase based on various factors.

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


Note 4

Short-Term Borrowings

Portland General and PGE replaced expiring committed credit facilities in July 1995. Portland General now has a $15 million committed facility expiring in July 1996 and PGE has a committed facility of $200 million expiring in July 2000. These lines of credit have annual facility fees of .10% and do not require compensating cash balances. The facilities are used primarily as backup for commercial paper.

PGE has a commercial paper facility of $200 million. The amount of commercial paper outstanding cannot exceed the Company's unused committed lines of credit.

               Portland General Corporation and Subsidiaries

                Financial Statements and Related Information



                              Table of Contents




                                                             Page
                                                            Number

     Management Discussion and Analysis of
      Financial Condition and Results of Operations *         3-10

     Financial Statements                                    18-21

     Notes to Financial Statements **                        15-16







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


                               Portland General Electric Company and Subsidiaries

                                   Consolidated Statements of Income for the
                            Three Months and Six Months Ended June 30, 1995 and 1994
                                                (Unaudited)


                                                     Three Months Ended               Six Months Ended
                                                          June 30                         June 30
                                                     1995         1994              1995          1994
                                                                   (Thousands of Dollars)

Operating Revenues                                $218,476      $201,773          $477,367      $479,445
Operating Expenses
  Purchased power and fuel                          46,616        63,847           134,312       164,817
  Production and distribution                       16,288        15,607            31,441        31,013
  Maintenance and repairs                           11,384        14,068            21,317        23,227
  Administrative and other                          26,144        24,405            50,961        46,412
  Depreciation and amortization                     34,765        30,318            66,202        61,088
  Taxes other than income taxes                     13,014        12,782            26,735        27,019
  Income taxes                                      23,766        13,012            50,512        44,580
                                                   171,977       174,039           381,480       398,156
Net Operating Income                                46,499        27,734            95,887        81,289

Other Income (Deductions)
  Regulatory disallowance - net of income
   taxes of $17,101                                      -             -           (36,708)            -
  Allowance for equity funds used
   during construction                                 565             -               686             -
  Other                                              4,814         8,464             9,504        10,279
  Income taxes                                          84        (2,010)             (260)         (950)
                                                     5,463         6,454           (26,778)        9,329
Interest Charges
  Interest on long-term debt and other              17,464        15,134            33,811        29,845
  Interest on short-term borrowings                  2,059         1,314             4,246         2,310
  Allowance for borrowed funds used
   during construction                              (2,361)         (800)           (4,388)       (1,264)
                                                    17,162        15,648            33,669        30,891

Net Income                                          34,800        18,540            35,440        59,727
Preferred Dividend Requirement                       2,417         2,646             5,000         5,634

Income Available for Common Stock                 $ 32,383      $ 15,894          $ 30,440      $ 54,093




                                   Consolidated Statements Of Retained Earnings for the
                                 Three Months and Six Months Ended June 30, 1995 and 1994
                                                      (Unaudited)

                                                    Three Months Ended               Six Months Ended
                                                         June 30                          June 30
                                                    1995         1994               1995          1994
                                                                 (Thousands of Dollars)

Balance at Beginning of Period                    $202,506      $201,670          $216,468      $179,297
Net Income                                          34,800        18,540            35,440        59,727
ESOP Tax Benefit & Amortization of
 Preferred Stock Premium                              (474)         (426)             (948)         (796)
                                                   236,832       219,784           250,960       238,228
Dividends Declared
  Common stock                                      11,545        15,393            23,090        30,786
  Preferred stock                                    2,417         2,583             5,000         5,634
                                                    13,962        17,976            28,090        36,420
Balance at End of Period                          $222,870      $201,808          $222,870      $201,808


The accompanying notes are an integral part of these consolidated statements.



                               Portland General Electric Company and Subsidiaries

                                          Consolidated Balance Sheets
                                    as of June 30, 1995 and December 31, 1994


                                                                         (Unaudited)
                                                                           June 30             December 31
                                                                            1995                   1994
                                                                              (Thousands of Dollars)

                               Assets

Electric Utility Plant - Original Cost
  Utility plant (includes Construction Work in Progress of
  $193,769 and $148,267)                                                 $2,653,838             $2,563,476
  Accumulated depreciation                                                 (999,278)              (958,465)
                                                                          1,654,560              1,605,011
  Capital leases - less amortization of $26,881 and $25,796                  10,438                 11,523
                                                                          1,664,998              1,616,534
Other Property and Investments
  Trojan decommissioning trust, at market value                              66,272                 58,485
  Corporate Owned Life Insurance less loans of $24,320 in 1995
   and $21,731 in 1994                                                       41,310                 40,034
  Other investments                                                          25,656                 26,074
                                                                            133,238                124,593

Current Assets
  Cash and cash equivalents                                                  10,415                  9,590
  Accounts and notes receivable                                              82,396                 91,672
  Unbilled and accrued revenues                                             157,713                162,151
  Inventories, at average cost                                               38,740                 31,149
  Prepayments and other                                                      33,182                 33,148
                                                                            322,446                327,710

Deferred Charges
 Unamortized regulatory assets
  Trojan investment                                                         336,816                402,713
  Trojan decommissioning                                                    324,324                338,718
  Income taxes recoverable                                                  204,009                217,967
  Debt reacquisition costs                                                   30,896                 32,245
  Energy efficiency programs                                                 65,410                 58,894
  Other                                                                      46,116                 47,787
 WNP-3 settlement exchange agreement                                        170,853                173,308
 Miscellaneous                                                               18,785                 13,682
                                                                          1,197,209              1,285,314
                                                                         $3,317,891             $3,354,151


                               Capitalization and Liabilities

Capitalization
  Common stock equity                                                    $  844,870             $  834,226
  Cumulative preferred stock
     Subject to mandatory redemption                                         40,000                 50,000
     Not subject to mandatory redemption                                     69,704                 69,704
  Long-term debt                                                            874,644                805,814
                                                                          1,829,218              1,759,744

Current Liabilities
  Long-term debt and preferred stock due within one year                     83,448                 81,506
  Short-term borrowings                                                     100,086                148,598
  Accounts payable and other accruals                                        79,019                104,612
  Accrued interest                                                           18,992                 19,084
  Dividends payable                                                          14,212                 15,702
  Accrued taxes                                                              42,393                 32,820
                                                                            338,150                402,322

Other
  Deferred income taxes                                                     518,509                549,160
  Deferred investment tax credits                                            54,510                 56,760
  Deferred gain on sale of assets                                           118,205                118,939
  Trojan decommissioning and transition costs                               388,812                396,873
  Miscellaneous                                                              70,487                 70,353
                                                                          1,150,523              1,192,085
                                                                         $3,317,891             $3,354,151


The accompanying notes are an integral part of these consolidated balance sheets.




                          Portland General Electric Company and Subsidiaries

                              Consolidated Statements of Capitalization as of June 30, 1995 and December 31, 1994


                                                                     (Unaudited)
                                                                       June 30                  December 31
                                                                        1995                       1994
                                                                              (Thousands of Dollars)

Common Stock Equity
  Common stock, $3.75 par value per share,
   100,000,000 shares authorized, 42,758,877
   shares outstanding                                               $  160,346                 $  160,346
  Other paid-in capital - net                                          471,182                    470,008
  Unearned compensation                                                 (9,528)                   (12,596)
  Retained earnings                                                    222,870                    216,468
                                                                       844,870    46.2 %          834,226    47.4 %

Cumulative Preferred Stock
  Subject to mandatory redemption
    No par value, 30,000,000 shares authorized
      7.75% Series, 300,000 shares outstanding                          30,000                     30,000
    $100 par value, 2,500,000 shares authorized
    8.10% Series, 200,000 and 300,000 shares outstanding                20,000                     30,000
        Current sinking fund                                           (10,000)                   (10,000)
                                                                        40,000     2.2             50,000     2.8
  Not subject to mandatory redemption, $100 par value
      7.95% Series, 298,045 shares outstanding                          29,804                     29,804
      7.88% Series, 199,575 shares outstanding                          19,958                     19,958
      8.20% Series, 199,420 shares outstanding                          19,942                     19,942
                                                                        69,704     3.8             69,704     4.0

Long-Term Debt
  First mortgage bonds
    Maturing 1995 through 2000
      4.70% Series due March 1, 1995                                         -                      3,045
      5-7/8% Series due June 1, 1996                                     5,066                      5,216
      6.60% Series due October 1, 1997                                  15,363                     15,363
      Medium-term notes - 5.65%-9.27%                                  276,000                    251,000
    Maturing 2001 through 2007 - 6.47%-9.07%                           260,845                    210,845
    Maturing 2021 through 2023 - 7.75%-9.46%                           195,000                    195,000
  Pollution control bonds
    Port of Morrow, Oregon, variable rate
     (Average 2.7% for 1994), due 2013                                  23,600                     23,600
    City of Forsyth, Montana, variable rate
     (Average 2.9% for 1994), due 2013
     through 2016                                                      118,800                    118,800
      Amount held by trustee                                            (8,076)                    (8,355)
    Port of St. Helens, Oregon, due 2010 and 2014
     (Average variable 2.7% - 2.9% for 1994)                            51,600                     51,600
  Capital lease obligations                                             10,438                     11,523
  Other                                                                   (544)                      (317)
                                                                       948,092                    877,320
  Long-term debt due within one year                                   (73,448)                   (71,506)
                                                                       874,644    47.8            805,814    45.8


           Total capitalization                                     $1,829,218   100.0%        $1,759,744   100.0%


The accompanying notes are an integral part of these consolidated statements.



                          Portland General Electric Company and Subsidiaries

                            Consolidated Statements of Cash Flow for the
                       Three Months and Six Months Ended June 30, 1995 and 1994

                                             (Unaudited)


                                                                   Three Months Ended               Six Months Ended
                                                                         June 30                        June 30
                                                                   1995          1994             1995          1994
                                                                                 (Thousands of Dollars)
Cash Provided (Used) By -
Operations:
  Net Income                                                   $  34,800      $  18,540        $  35,440       $  59,727
  Non-cash items included in net income:
    Depreciation and amortization                                 27,019         22,583           50,804          45,142
    Amortization of WNP-3 exchange agreement                       1,227          1,173            2,455           2,347
    Amortization of Trojan investment                              5,946          6,495           12,409          13,216
    Amortization of Trojan decommissioning                         3,510          2,805            6,315           5,610
    Amortization of deferred charges - other                         833            547             (178)          2,886
    Deferred income taxes - net                                     (662)        (2,987)            (690)          4,590
    Other noncash revenues                                          (564)             -             (685)              -
  Changes in working capital:
    (Increase) Decrease in receivables                             9,997         19,162           13,658          (2,432)
    (Increase) Decrease in inventories                              (946)        (2,476)          (7,591)         (1,359)
    Increase (Decrease) in payables                              (47,866)       (49,142)         (18,897)        (16,053)
    Other working capital items - net                             11,629          7,706             (210)          2,993
  Deferred charges - other                                        (9,870)           899           (9,740)           (244)
  Miscellaneous - net                                              2,806          2,607            4,977           2,701
  Trojan disallowance                                                  -              -           36,708               -
                                                                  37,859         27,912          124,775         119,124
Investing Activities:
  Utility construction - new resources                           (13,452)       (26,874)         (29,411)        (49,853)
  Utility construction - other                                   (36,729)       (36,108)         (65,163)        (61,408)
  Energy efficiency programs                                      (5,050)        (5,198)          (8,952)        (10,032)
  Nuclear decommissioning trust contributions                     (7,702)        (2,805)         (10,507)         (5,610)
  Nuclear decommissioning expenditures                             1,670              -            6,608               -
  Other investments                                               (2,477)        (2,441)          (2,978)         (2,546)
                                                                 (63,740)       (73,426)        (110,403)       (129,449)
Financing Activities:
  Short-term debt - net                                          (24,904)        63,280          (48,512)         20,424
  Borrowings from Corporate Owned Life Insurance                       -         19,619            2,589          19,619
  Long-term debt issued                                           75,000              -           75,000               -
  Long-term debt retired                                               -           (150)          (3,045)         (8,882)
  Preferred stock retired                                        (10,000)       (20,000)         (10,000)        (20,000)
  Common stock issued                                                  -              -                -          41,055
  Dividends paid                                                 (14,170)       (18,444)         (29,579)        (39,639)
                                                                  25,926         44,305          (13,547)         12,577

Increase (Decrease) in Cash and
 Cash Equivalents                                                     45         (1,209)             825           2,252
Cash and Cash Equivalents at the Beginning
 of Period                                                        10,370          5,560            9,590           2,099
Cash and Cash Equivalents at the End
 of Period                                                     $  10,415      $   4,351         $ 10,415       $   4,351


Supplemental disclosures of cash flow information
   Cash paid during the period:
     Interest                                                  $  20,603      $  19,389        $  34,781       $  29,765
     Income taxes                                                 45,818         31,560           45,121          25,460


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

                               NONUTILITY


Gerhard W. Gohler, IRA, et al v Robert L. Wood et al, U.S. District Court for the District of Utah

Portland General, Portland General Holdings, Inc., and certain affiliated individuals have settled the claims alleged in the class action for $2.5 million. Final court approval was obtained in June 1995 with no party having any appeal rights.

                                UTILITY

PGE v. Ronald Eachus, Myron Katz, Nancy Ryles (Oregon Public Utility Commissioners) and the Oregon Public Utility Commission, Marion County Oregon Circuit Court

On January 23, 1995 the Court affirmed the PUC's decision in the 1987 rate order related to the gain on PGE's sale of a portion of Boardman and the Intertie. This judgement was entered on May 1,1995 and PGE has since filed a Notice of Appeal with the Oregon Court of Appeals.


Columbia Steel Casting Co., Inc. v. (Columbia Steel) PGE, Pacificorp, and Myron Katz, Nancy Ryles and Ronald Eachus, U.S. Ninth Circuit Court of Appeals

On July 24, 1995 the Ninth Circuit Court of Appeals reversed a lower court ruling regarding Columbia Steel's 1990 lawsuit against PGE and set aside the $1.3 million judgement against PGE. The decision holds that the 1972 territorial allocation agreement between PGE and PacifiCorp, dba Pacific Power & Light Company, approved by the PUC provides immunity to PGE under the anti-trust laws. Columbia Steel has asked for reconsideration.

BPA v. WPPSS (WPPSS v. 88 Participants), U.S. District Court for the Western District of Washington

The parties settlement in the case was approved by the Court on July 6, 1995. PGE's contribution was $1 million.

Southern California Edison Company v. PGE, Multnomah County Oregon Circuit Court, August 3, 1994

On June 29, 1995 FERC denied PGE's petition for a declaratory order and request that FERC take jurisdiction over the contract dispute. FERC's ruling means the case will proceed in the Multnomah County Circuit Court. A trial date is currently scheduled for October 1995.

                      Portland General Corporation and Subsidiaries
                   Portland General Electric Company and Subsidiaries

                               Part II.  Other Information


Utility Reform Project and Colleen O'Neil v. Public Utility Commission of Oregon, Marion County Oregon Circuit Court, March 1995

The Utility Reform Project (URP) filed an appeal of the PUC's order in PGE's general rate case. The Multnomah county court granted the PUC's motion to transfer the case to Marion County where PGE has since intervened in the case.

Citizens Utility Board of Oregon v. Public Utility Commission of Oregon, Marion County Oregon Circuit Court, April 1995.

PGE has intervened in the Citizens Utility Board's (CUB) appeal which challenges the portion of the PUC's order in PGE's general rate case that authorizes PGE to recover a return on its remaining investment in Trojan.


Item 6.  Exhibits and Reports on Form 8-K


a.  Exhibits

   Number   Exhibit                               PGC  PGE


     4      Forty-Fifth Supplemental Indenture      X    X
            dated May 1, 1995

    27      Financial Data Schedule - UT            X    X
            (Electronic Filing Only)



b.  Reports on Form 8-K

June 13, 1995 - Item 5.  Other Events

PGE requested an extension from the PUC to file earnings reviews related to two outstanding power cost deferrals.

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





August 9, 1995            By              /s/ Joseph M. Hirko

                                               Joseph M. Hirko
                                           Vice President Finance,
                                           Chief Financial Officer,
                                           Chief Accounting Officer,
                                                 and Treasurer