Form 10-Q
period 1995-09-30
PORTLAND GENERAL ELECTRIC CO /OR/; PORTLAND GENERAL CORP /OR
filed 1995-11-01
CIK 784977, 79636

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q





     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 1995

                                      or

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

  The number of shares outstanding of the registrants' common stocks as of September 30, 1995 are:

                 Portland General Corporation              50,824,141
                 Portland General Electric Company         42,758,877
                          (owned by Portland General Corporation)

                                  INDEX



                                                                PAGE
                                                               NUMBER


 PART I.   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
           FINANCIAL INFORMATION

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations      3

              Statements of Income                              11

              Statements of Retained Earnings                   11

              Balance Sheets                                    12

              Statements of Capitalization                      13

              Statements of Cash Flow                           14

              Notes to Financial Statements                     15

              Portland General Electric Company and
              Subsidiaries Financial Information                18

 PART II.  OTHER INFORMATION

              Item 1 - Legal Proceedings                        22

              Item 6 - Exhibits and Reports on Form 8-K         22

           Signature Page                                       23

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

 1995 COMPARED TO 1994 FOR THE THREE MONTHS ENDED SEPTEMBER 30

 Portland General earned $14 million or $0.28 per share for the  third quarter of 1995 compared to earnings of $12 million or $0.24 per share in 1994. Earnings for the period include an after tax provision against earnings of $13 million, related to unrecoverable deferred power costs. Excluding this charge to income, earnings would have been $27 million. The quarters' strong operating earnings reflect continued retail load growth as well as low variable power costs driven by improved hydro conditions throughout the western region and a competitive wholesale market.

  Operating revenues increased $8 million or 4% for the quarter. Retail revenues increased by $14 million, or 8%, due primarily to the company's
 April 1995 general rate increase and increased retail energy sales. A strong local economy and continued increase in the number of retail customers contributed to a 3% rise in retail energy sales. PGE is serving 13,600, or 2.2 %, more retail customers than served in the same period last year with 2,580 new retail customers added during this quarter. A $6 million wholesale, or 23%, decline in wholesale revenues partially offset the increase in retail revenues. Wholesale energy sales decreased 11% and average wholesale prices decreased 13%. A competitive wholesale market coupled with the availability of inexpensive power narrowed wholesale margins and decreased sales.

 PGE took advantage of the competitive wholesale market and the availability of inexpensive power and purchased 54% of its total system load compared to
  48% last year. Increased low-cost energy purchases, good hydro generation and low natural gas prices drove variable power costs down despite increased total system load. The average cost of power decreased from 19.7 to 16.0 mills (10 mills = 1 cent) as variable power costs decreased $19 million, or 23% for the quarter (see table below).

  Abundant supplies of energy drove secondary prices below 1994 levels. Spot market purchases averaged 11.4 mills, ranging from 6 to 20 mills, compared to an average 22.4 mills in 1994.

  Hydro generation increased 14%, or 53,600 MWh, reflecting good water conditions on the Clackamas River system. While thermal generation decreased 15%, lower gas prices allowed the Beaver Combustion Turbine Plant to generate energy at 39% lower variable cost.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



     RESOURCE MIX/VARIABLE POWER COSTS
                                                             Average Variable
                      Resource Mix                        Power Cost (Mills/KWh)
                   1995           1994                        1995        1994
 Generation         46%            52%                        8.4         11.3
 Firm Purchases     35%            35%                       24.5         26.6
 Spot Purchases     19%            13%                       11.4         22.4
   Total           100%           100%       Average         16.0         19.7
 Resources


  Operating expenses (excluding variable power, depreciation and income taxes) were comparable with 1994. Depreciation increased $2 million, or 7%, largely due to higher depreciation levels effective with the Company's recent general rate increase in April 1995.

 Income taxes included in Net Operating Income increased $14 million primarily due to an increase in before tax operating income.

 PGE recorded a $13 million, after tax, provision against earnings as a result of an agreement with the Oregon Public Utility Commission's (PUC) Staff which allows for only partial recovery of the Company's outstanding power cost deferrals. For further information regarding this agreement see the Power Cost Recovery and Coyote Springs Filing discussion in the Financial and Operating Outlook section below.


 1995 COMPARED TO 1994 FOR THE NINE MONTHS ENDED SEPTEMBER 30

 Portland General earned $45 million or $0.88 per share for the nine months ended September 30, 1995, compared to earnings of $75 million or $1.51 per share in 1994. 1995 results include after tax charges to income of $37 million related to the PUC's rate order disallowing 13% of PGE's remaining investment in Trojan and $13 million related to the Company's agreement with  PUC  Staff allowing only partial recovery of the Company's deferred
 power costs.   1994  earnings  include $7 million, after tax, in previously recorded
 real estate reserves. Excluding these items, earnings would have been $94 million in 1995 and $69 million in 1994. Strong operating results reflect improved hydro conditions, favorable secondary power costs and continued retail load growth, partially offset by narrowing margins in a competitive wholesale market.

 Although operating revenues only increased $7 million, retail MWh sales rose 3% and revenues increased by $23 million. Colder temperatures during the early part of the year and an increase in retail customers contributed to a higher level of energy sales. The increased sales combined with the general rate increase boosted revenues from energy sales nearly 7%. Fewer accrued revenues partially offset increases from energy sales. PGE recorded $12 million in power cost deferrals in 1995 ($11 million in the first quarter), compared with $19 million in 1994 ($18 million in the first quarter).

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


  A decline in wholesale revenues of $18 million from 1994 levels also partially offset the increase in retail revenues. Wholesale energy sales declined 13% and prices averaged 13% lower. The Northwest region's traditional price advantage over the Southwest eroded due to abundant energy supplies and improved hydro conditions in California and made for a more competitive wholesale marketplace.

  Variable power costs decreased $50 million, or 20%, resulting from increased hydro production and lower secondary prices.
 PGE reduced thermal plant generation 30% to take advantage of favorable secondary energy prices, decreasing average variable power costs from 19.1 to 16.0 mills (see table below).

  PGE hydro generation increased 21%, or 307,704 MWh, reflecting improved water conditions on the Clackamas River system. Spot market purchases averaged 10.7 mills compared to 19.8 mills in 1994 due to the availability of low-cost secondary power.


       RESOURCE MIX/VARIABLE POWER COSTS
                                                              Average Variable
                        Resource Mix                       Power Cost (Mills/KWh)
                     1995           1994                       1995         1994
 Generation           37%            45%                       7.5          10.6
 Firm Purchases       36%            33%                      24.8          25.5
 Spot Purchases       27%            22%                      10.7          19.8
   Total Resources    100%          100%       Average        16.0          19.1


   The Company held operating expenses (excluding variable power, depreciation and income taxes) at levels comparable to 1994. Depreciation increased $7 million, or 8%, largely due to increased depreciation rates effective with the Company's general rate increase in April 1995.

 Income taxes increased $19 million, or 37%, due to an increase in before tax operating income.

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

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 Portland General received $11.5 million in dividends from PGE  during  the third quarter of 1995 and $2.3 million in proceeds from the issuance of shares of common stock under its Dividend Reinvestment and Optional Cash Payment Plan.


 PORTLAND GENERAL ELECTRIC COMPANY

 CASH PROVIDED BY OPERATIONS

 Operations are the primary source  of  cash  used for day to day operating
  needs of PGE and funding of construction activities.   PGE  also  obtains
 cash from external borrowings, as needed.

 A significant portion of cash from operations comes from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash. Improved cash flow for the current year reflects the Company's general price increase and lower variable power costs. 1994 third quarter cash flows were also affected by a $20 million prepayment to the IRS related to the 1985 tax deduction discussed below.

 Portland General has reached a tentative settlement with the IRS regarding the Washington Public Power Supply System Unit 3 (WNP-3) abandonment loss deduction on its 1985 tax return. Portland General does not expect future cash requirements to be materially affected by the resolution of this matter (see Note 3, Income Taxes, for further information).

 INVESTING ACTIVITIES

 PGE invests in facilities for generation, transmission and distribution of electric energy and products and services for energy efficiency. Estimated capital expenditures for 1995 are expected to be $225 million.
  Approximately $160 million has been expended for capital projects, including energy efficiency, through September 30, 1995.

 PGE funds an external trust for the Trojan decommissioning costs. The April 1995 general rate order authorized PGE to increase its collections from customers and its corresponding contribution to the trust from $11 million to $14 million annually. The trust invests in investment-grade tax-exempt bonds. Total-to-date cash withdrawn from the trust to pay for decommissioning costs is approximately $8 million.

 FINANCING ACTIVITIES

  During the third quarter the Company used strong operating cash flows to reduce short-term debt $26 million.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 In early October 1995, PGE issued $75 million in 8.25% Quarterly Income Debt Securities (QUIDS) Junior Subordinated Deferrable Interest Debentures maturing on December 31, 2035. The proceeds will be used to redeem the balance of outstanding shares of the 8.20%, 7.88% and 7.95% Preferred stock series. PGE will redeem each of the preferred stock series at $101.00 per share which including partial period dividends will require funding of approximately $71 million. The redemption is scheduled for early November 1995.

 The issuance of additional preferred stock and First Mortgage Bonds requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and Indenture securing its First Mortgage
  Bonds. As of September 30, 1995, PGE could issue approximately $300 million of preferred stock and $350 million of additional First Mortgage Bonds.


 FINANCIAL AND OPERATING OUTLOOK

 UTILITY

 RETAIL CUSTOMER GROWTH AND ENERGY SALES

 During the third quarter of 1995, 2,580 retail  customers  were added to PGE's
   service   territory.    For  the  nine-months  ended  September  30,   1995,
 approximately 8,500 retail customers were added.

  Weather adjusted retail energy sales growth for the nine months ended September 30, 1995 was approximately 2.7%. The Company expects annual 1995 weather-adjusted retail energy sales growth to be approximately 2.9%.

<GRAPH>
                      Quarterly Increase in Retail Customers

Quarter/Year        Residential Customers     Commercial/Industrial Customers
   2Q 93                   1697                             429
   3Q 93                   2802                             446
   4Q 93                   2775                             563
   1Q 94                   2986                             390
   2Q 94                   2476                             550
   3Q 94                   2219                             454
   4Q 94                   4247                             379
   1Q 95                   3010                             270
   2Q 95                   2194                             509
   3Q 95                   2145                             435

</GRAPH>

 SEASONALITY

 Due to seasonal fluctuations  in  electricity  sales,  as well as the price of wholesale energy and fuel costs, quarterly operating earnings are not necessarily indicative of results to be expected for calendar year 1995.

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

                        PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS


 FERC has since taken steps to provide a framework for increased competition in the electric industry. In March 1995 it issued a Notice of Proposed Rulemaking (NOPR) regarding non-discriminatory open access transmission requirements for all public utilities. The proposed rules address several issues including stranded asset recovery and the open access transmission of electricity. If adopted, the proposed open access transmission requirements would give wholesale competitors access to PGE's transmission facilities and, in turn, give PGE access to other's transmission facilities. PGE is in the process of preparing an open access transmission tariff for its transmission facilities.

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

 POWER COST RECOVERY AND COYOTE SPRINGS FILING

 PGE operates without a power cost adjustment tariff, therefore adjustments for power costs above or below those set in existing general tariffs are not automatically reflected in customers' rates. As a result, PGE obtained PUC approval to defer incremental replacement power costs related to the closure of Trojan. The following table sets out the amounts deferred and the collection status of the various deferrals. In accordance with Oregon law, collection of the deferrals is subject to PUC review of PGE's reported earnings, adjusted for the regulatory treatment of unusual and/or non-
 recurring items, as well as the determination of an appropriate rate of return on equity for a given review period.

 The table below indicates the balance of outstanding power cost deferrals as of September 30, 1995.


                    SYNOPSIS OF POWER COST DEFERRALS

                       Deferral         Earnings                  Amounts
 Period Covered          Rate            Review         Deferred           Collected
 December 4, 1992 -        80%        Approved (1)    $57 million         $27 million
 March 31, 1993                                        (4)(a)
 July 1, 1993 -            50%        Late 1995 (2)   $59 million              N/A
 March 31, 1994                                        (4)(b)
 January 1, 1995 -         40%        Late 1995 (3)   $11 million              N/A
 March 31, 1995                                        (4)(c)

   (1)    Approved for collection which began on 4/1/94.
   (2)    See discussion below on settlement with PUC staff.
   (3)    See discussion below on settlement with PUC staff.
   (4)    Includes accrued interest of (a) $12 million, (b) $10 million, and (c) $.7 million.

                        PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS


  On October 17, 1995 PGE and the Oregon Public Utility Commission's (PUC) Staff agreed to jointly recommend to the PUC a settlement on PGE's August 1995 consolidated filing which supports increasing Company annual revenues by $20 million or approximately 2.0%. The increase includes an additional $40 million for the Coyote Springs Generation Project (Coyote Springs) and Bonneville Power Administration (BPA) price increases offset by the cancellation of the current collection of deferred power costs. See Portland General's and PGE's reports on form 10-Q dated June 30, 1995 and form 8-K dated October 5, 1995 for further information on PGE's consolidated filing.

 While the agreement supports full recovery of the $11 million of power costs deferred from January through March 1995, it supports recovery of only $9 million of the $50 million of power costs deferred from July 1993 through March 1994. The agreement also includes a provision for immediate recovery of approximately $27 million in incentive revenues associated with prior years' achievements of the Company's energy efficiency programs.

 Lastly, the stipulation  supports  the  Company's  proposal  to offset the uncollected balance of all power cost deferrals, incentive revenues, certain other regulatory assets, and a portion of the remaining Trojan investment, against PGE's unamortized gain on the prior sale of a portion of the Boardman
 Coal Plant.  If approved, the offsets will  allow  for recovery of the deferred power costs and incentive revenues discussed above, without increasing customer rates as well as eliminate
  approximately  $117   million   of    regulatory   assets  and
 liabilities from the Company's Balance Sheets. A PUC order on the regulatory proceeding is expected during the fourth quarter 1995.

 TROJAN DECOMMISSIONING UPDATE

  As of October 31, 1995 PGE has substantially completed the early removal of some of Trojan's large components. The large component removal project (LCRP) commenced in November 1994 following public hearings in a lengthy state approval process. On two separate occasions LCRP work was interrupted pending review of legal challenges in both state and federal courts. Despite the work stoppages the LCRP was completed in time to take advantage of lower near-term burial costs and provide cost savings.

 The LCRP was  the subject of an NRC
 review initiated in early September 1995.   The  NRC  solicited
  comments  from interested parties on whether to halt the  LCRP and any further  decommissioning  activities  at  Trojan  until
   public   hearings   could   be   held  regarding  the  Trojan
  Decommissioning  Plan.  For further information  see  Portland
 General's and PGE's reports on form 8-K  dated August 30, 1995.
 The NRC completed its  review on October 12, 1995 with an order
 that allowed the completion  of  the  LCRP.   However,  the NRC
  Order stated that no further major dismantling
 at  Trojan  would  be  allowed  until final NRC approval of the
 Trojan Decommissioning Plan is obtained.   This  does not preclude
  further  planning  or minor dismantling activities.
  The Trojan Decommissioning Plan is presently under review by the NRC. The order notes that the NRC intends to give notice of an opportunity for a public hearing on the plan. A hearing may require additional time beyond that originally anticipated by the  Company  in  obtaining  final  approval  of  the  Trojan
 Decommissioning Plan.

                        PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS


 NONUTILITY

 In April 1992 legal action was filed by Bonneville Pacific against Portland General, Holdings, and certain individuals affiliated with
  Portland  General  and  Holdings alleging breach of  fiduciary duty, tortious interference,  breach  of  contract,  and  other actionable wrongs related to Holdings' investment in Bonneville
  Pacific.   Following  his  appointment, the Bonneville Pacific
  bankruptcy trustee, on behalf  of  Bonneville  Pacific,  filed
 numerous  amendments  to  the  complaint.   The  complaint  now
  includes allegations of RICO violations and RICO conspiracy, collusive tort, civil conspiracy, common law fraud, negligent misrepresentation, breach of fiduciary duty, liability as a partner for the debts of a partnership, and other actionable wrongs. Although the amount of damages sought is not specified in the Complaint, the Trustee has filed a damage disclosure calculation which purports to compute damages in amounts ranging from $340 million to $1 billion - subject to possible increase based on various factors.

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

                                        Portland General Corporations and Subsidaries
                                           Consolidated Statements of Income for the
                                  Three Months and Nine Months Ended September 30, 1995 and 1994

                                                            (Unaudited)
                                                          Three Months Ended                      Nine  Months Ended
                                                            September  30                            September 30
                                                      1995               1994                   1995               1994
                                                                              (Thousands of Dollars)
 Operating Revenues                                 $   222,612         $   214,180         $   701,681         $  694,304

 Operating Expenses
    Purchased power and fuel                             64,428              83,732             198,740            248,549
    Production and distribution                          15,963              15,282              47,404             46,295
    Maintenance and repairs                              10,563              12,267              31,880             35,495
    Administrative and other                             25,346              24,836              76,895             72,562
    Depreciation and amortization                        33,340              31,331              99,583             92,579
    Taxes other than income taxes                        11,889              12,057              38,672             39,144
                                                        161,529             179,505             493,174            534,624
 Operating Income Before Income Taxes                    61,083              34,675             208,507            159,680

 Income Taxes                                            20,817               7,150              71,509             46,216

 Net Operating Income                                    40,266              27,525             136,998            113,464

 Other Income (Deductions)
    Regulatory disallowances - net of income
      taxes of $8,441 and $25,542                       (12,859)                  0             (49,567)                 0
    Interest expense                                    (19,592)            (18,951)            (58,921)           (53,870)
    Allowance for funds used
     during construction                                  3,608               1,243               8,682              2,507
    Preferred dividend requirement - PGE                 (2,380)             (2,583)             (7,380)            (8,217)
    Other - net of income taxes                           5,138               4,653              14,818             14,661

 Income From Continuing Operations                       14,181              11,887              44,630             68,545

 Discontinued Operations
    Gain on disposal of real estate
    operations - net of income taxes
    of $4,226                                                 0                   0                   0              6,472

 Net Income                                         $    14,181         $    11,887         $    44,630        $    75,017

 Common Stock
    Average shares outstanding                       50,798,082          50,285,669          50,696,185         49,706,398
    Earnings per average share
      Continuing operations                               $0.28               $0.24               $0.88              $1.38
      Discontinued operations                                 0                   0                   0               0.13
    Earnings per average share                            $0.28               $0.24               $0.88              $1.51
    Dividends declared per share                          $0.30               $0.30               $0.90              $0.90


                                        Consolidated Statements of Retained Earnings for the
                                  Three Months and Nine Months Ended September 30, 1995 and 1994
                                                            (Unaudited)

                                                             Three Months Ended                      Nine Months Ended
                                                                September 30                           September 30
                                                        1995             1994                     1995               1994
                                                                              (Thousands of Dollars)
 Balance at Beginning of Period                     $   117,777         $   113,427         $   118,676         $   81,159
 Net Income                                              14,181              11,887              44,630             75,017
 ESOP Tax Benefit and Amortization of
   Preferred Stock Premium                                 (470)               (484)             (1,418)            (1,280)
                                                        131,488             124,830             161,888            154,896
 Dividends Declared on
   Common Stock                                          15,247              15,094              45,647             45,160
 Balance at End of Period                           $   116,241          $  109,736         $   116,241         $  109,736

 The accompanying notes are an integral part of these consolidated statements.


                                        Portland General Corporation and Subsidaries
                                                Consolidated Balance Sheets
                                            as of September 30, 1995 and December 31, 1994
                                                                                           (Unaudited)
                                                                                           September 30      December 31
                                                                                              1995              1994
                                                                                                (Thousands of Dollars)
                                Assets
    Electric Utility Plant - Original Cost
       Utility plant (includes Construction Work
         in Progress of $201,963 and $148,267)                                           $ 2,699,334       $ 2,563,476
       Accumulated depreciation                                                           (1,019,142)         (958,465)
                                                                                           1,680,192         1,605,011
       Capital leases - less amortization of $27,423                                           9,895            11,523
                                                                                           1,690,087         1,616,534
    Other Property and Investments
       Leveraged leases                                                                      153,106           153,332
       Net assets of discontinued real estate operations                                       2,770            11,562
       Trojan decommissioning trust, at market value                                          69,261            58,485
       Corporate Owned Life Insurance less loans of $24,320 in 1995
         and $21,731 in 1994                                                                  69,964            65,687
       Other investments                                                                      27,999            28,626
                                                                                             323,100           317,692
    Current Assets
       Cash and cash equivalents                                                              10,323            17,542
       Accounts and notes receivable                                                          84,845            91,418
       Unbilled and accrued revenues                                                         127,938           162,151
       Inventories, at average cost                                                           33,512            31,149
       Prepayments and other                                                                  45,864            34,455
                                                                                             302,482           336,715
    Deferred Charges
     Unamortized regulatory assets
       Trojan investment                                                                     330,521           402,713
       Trojan  decommissioning                                                               316,434           338,718
       Income taxes recoverable                                                              200,595           217,967
       Debt reacquisition costs                                                               30,222            32,245
       Energy efficiency programs                                                             68,502            58,894
       Other                                                                                  45,265            47,787
     WNP-3 settlement exchange agreement                                                     169,626           173,308
     Miscellaneous                                                                            22,109            16,698
                                                                                           1,183,274         1,288,330
                                                                                         $ 3,498,943       $ 3,559,271
                    Capitalization and Liabilities
    Capitalization
       Common stock                                                                      $   190,591       $   189,358
       Other paid-in capital                                                                 571,137           563,915
       Unearned compensation                                                                  (8,906)          (13,636)
       Retained earnings                                                                     116,241           118,676
                                                                                             869,063           858,313
       Cumulative preferred stock of subsidiary
         Subject to mandatory redemption                                                      40,000            50,000
         Not subject to mandatory redemption                                                  69,704            69,704
       Long-term debt                                                                        874,051           835,814
                                                                                           1,852,818         1,813,831
    Current Liabilities
       Long-term debt and preferred stock due within                                         113,483            81,506
       Short-term borrowings                                                                  74,216           148,598
       Accounts payable and other accruals                                                    82,420           104,254
       Accrued interest                                                                       23,050            19,915
       Dividends payable                                                                      17,999            18,109
       Accrued taxes                                                                          48,389            27,778
                                                                                             359,557           400,160
    Other
       Deferred income taxes                                                                 645,217           687,670
       Deferred investment tax credits                                                        53,558            56,760
       Deferred gain on sale of assets                                                       117,840           118,939
       Trojan decommissioning and transition costs                                           383,836           396,873
       Miscellaneous                                                                          86,117            85,038
                                                                                           1,286,568         1,345,280
                                                                                         $ 3,498,943       $ 3,559,271
    The accompanying notes are an integral part of of these consolidated balance sheets.


                                        Portland General Corporation and Subsidiaries

                                             Consolidated Statements of Capitalization
                                          as of September 30, 1995 and December 31, 1994
                                                                               (Unaudited)
                                                                           September 30                December 31
                                                                               1995                       1994
                                                                                     (Thousands of Dollars)
 Common Stock Equity
   Common stock, $3.75 par value per
     share 100,000,000 shares authorized,
     50,824,141 and 50,495,492 shares outstanding                        $  190,591                   $  189,358
   Other paid-in capital - net                                              571,137                      563,915
   Unearned compensation                                                     (8,906)                     (13,636)
   Retained earnings                                                        116,241                      118,676
                                                                            869,063         46.9%        858,313        47.3%
 Cumulative Preferred Stock
   Subject to mandatory redemption
     No par value, 30,000,000 shares authorized
       7.75% Series, 300,000 shares outstanding                              30,000                       30,000
     $100 par value, 2,500,000 shares authorized
       8.10% Series, 200,000 shares and 300,000 shares outstanding           20,000                       30,000
          Current sinking fund                                              (10,000)                     (10,000)
                                                                             40,000          2.1          50,000         2.8
   Not subject to mandatory redemption, $100 par value
       7.95% Series, 298,045 shares outstanding                              29,804                       29,804
       7.88% Series, 199,575 shares outstanding                              19,958                       19,958
       8.20% Series, 199,420 shares outstanding                              19,942                       19,942
                                                                             69,704          3.8          69,704         3.8
 Long-Term Debt
   First mortgage bonds
     Maturing 1995 through 2000
        4.70% Series due March 1, 1995                                            0                        3,045
        5-7/8% Series due June 1, 1996                                        5,066                        5,216
        6.60% Series due October 1, 1997                                     15,363                       15,363
        Medium-term notes - 5.65%-9.27%                                     276,000                      251,000
     Maturing 2001 through 2007 - 6.47%-9.07%                               260,845                      210,845
     Maturing 2021 through 2023 - 7.75%-9.46%                               195,000                      195,000
   Pollution control bonds
     Port of Morrow, Oregon, variable rate
       (Average 2.7% for 1994), due 2013                                     23,600                       23,600
     City of Forsyth, Montana, variable rate
       (Average 2.9% for 1994), due 2013
      through 2016                                                          118,800                      118,800
        Amount held by trustee                                               (8,117)                      (8,355)
     Port of St. Helens, Oregon, due 2010 and 2014
       (Average variable 2.7%-2.9% for 1994)                                 51,600                       51,600
   Medium-term notes maturing 1996 - 8.09%                                   30,000                       30,000
   Capital lease obligations                                                  9,895                       11,523
   Other                                                                       (518)                        (317)
                                                                            977,534                      907,320
   Long-term debt due within one year                                      (103,483)                     (71,506)
                                                                            874,051         47.2         835,814        46.1
          Total Capitalization                                           $1,852,818        100.0%     $1,813,831       100.0%

 The accompanying notes are an integral part of these consolidated statements.


                                           Portland General Corporation and Subsidaries
                                           Consolidated Statements of Cash Flow for the
                                  Three Months and Nine Months Ended  September 30, 1995 and 1994
                                                             (Unaudited)
                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30                    September 30
                                                                   1995            1994            1995            1994
                                                                                     (Thousands of Dollars)
 Cash Provided (Used) By -
 Operations:
   Net income                                                   $  14,181        $ 11,887        $ 44,630        $ 75,017
   Adjustment to reconcile net income to net cash
    provided by operations:
      Depreciation and amortization                                24,695          25,442          75,540          70,596
      Amortization of WNP-3 exchange agreement                      1,227           1,174           3,682           3,521
      Amortization of Trojan investment                             6,456           6,425          18,865          19,641
      Amortization of Trojan decommissioning                        3,511           2,805           9,826           8,415
      Amortization of deferred charges - other                        (30)           (339)           (208)          2,547
      Deferred income taxes - net                                   2,221           7,075          (1,651)         19,607
      Other noncash revenues                                       (1,597)           (296)         (3,969)           (954)
   Changes in working capital:
      (Increase) Decrease in receivables                            8,175           5,147          18,976           4,268
      (Increase) Decrease in inventories                            5,228           2,661          (2,363)          1,303
      Increase (Decrease) in payables                              16,931          27,071            (176)          5,830
      Other working capital items - net                           (12,132)        (32,379)        (11,347)        (28,980)
   Gain from discontinued operations                                    0               0               0          (6,472)
   Deferred charges - other                                        (3,465)          5,622         (13,205)          5,378
   Miscellaneous - net                                              5,985           6,258          11,713          13,573
   Regulatory Disallowances                                        12,859               0          49,567               0
                                                                   84,246          68,553         199,881         193,290
 Investing Activities:
   Utility construction - new resources                            (8,386)        (19,667)        (37,797)        (69,520)
   Utility construction - other                                   (43,056)        (33,179)       (108,219)        (94,587)
   Energy efficiency programs                                      (4,439)         (5,757)        (13,391)        (15,789)
   Rentals received from leveraged leases                           8,050           6,469          19,735          19,351
   Nuclear decommissioning trust contributions                     (3,046)         (2,805)        (13,553)         (8,415)
   Nuclear decommissioning expenditures                             1,805               0           8,413               0
   Discontinued operations                                          1,853            (181)          8,792          26,884
   Other                                                            (215)          (2,310)         (4,907)         (4,637)
                                                                 (47,434)         (57,430)       (140,927)       (146,713)
 Financing Activities:
   Short-term borrowings - net                                   (25,856)         (48,458)        (74,381)        (47,324)
   Borrowings from Corporate Owned Life Insurance                      0                0           2,589          19,619
   Long-term debt issued                                               0           75,000          75,000          75,000
   Long-term debt retired                                              0          (34,112)        (3,045)         (45,577)
   Repayment of nonrecourse borrowings for
     leveraged leases                                             (6,815)          (4,804)        (17,443)        (16,865)
   Preferred stock retired                                             0                0         (10,000)        (20,000)
   Common stock issued                                             2,303            2,479           6,865          47,685
   Dividends paid                                                (15,218)         (15,044)        (45,757)        (44,754)
                                                                 (45,587)         (24,939)        (66,173)        (32,216)
 Increase (Decrease) in Cash and
   Cash Equivalents                                               (8,775)         (13,816)         (7,219)         14,361
 Cash and Cash Equivalents at the Beginning
   of Period                                                      19,098           31,379          17,542           3,202
 Cash and Cash Equivalents at the End
   of Period                                                    $ 10,323         $ 17,563        $ 10,323        $ 17,563
 Supplemental disclosures of cash flow information
   Cash paid during the period:
     Interest                                                   $ 14,923         $ 12,488        $ 50,934        $ 45,426
     Income taxes                                                 26,220            2,100          67,610          20,339

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


 NOTE 2

 LEGAL MATTERS

 BONNEVILLE PACIFIC CLASS ACTION AND LAWSUIT
In April 1992 legal action was filed by Bonneville Pacific against Portland General,
  Holdings, and certain individuals affiliated with Portland General and Holdings alleging breach of fiduciary duty, tortious interference, breach of contract, and other actionable wrongs related to Holdings' investment in
  Bonneville Pacific. Following his appointment, the Bonneville Pacific bankruptcy trustee, on behalf of Bonneville Pacific, filed numerous amendments to the complaint. The complaint now includes allegations of RICO violations and RICO conspiracy, collusive tort, civil conspiracy, common law fraud, negligent misrepresentation, breach of fiduciary duty, liability as a partner for the debts of a partnership, and other actionable wrongs. Although the amount of damages sought is not specified in the Complaint, the Trustee has filed a damage disclosure calculation which purports to compute damages in amounts ranging from $340 million to $1 billion - subject to possible increase based on various factors.

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

 NOTE 4

 DEFERRED POWER COST RECOVERY

 In accordance with Oregon  law,  collection of  PGE's power costs deferrals is subject to PUC review of PGE's reported earnings, adjusted for regulatory treatment of unusual and/or non-recurring items, as well as the determination of an appropriate rate of return on equity for a given review period. On August 8, 1995 as part of a consolidated request to recover deferred power costs and fixed costs associated with Coyote Springs, PGE filed earnings reviews for both of its outstanding power cost deferrals. On October 17, 1995
  PGE and the PUC Staff reached an agreement on the Company's August 1995 filing that, if approved, would allow full recovery of the power costs deferred from January to March 1995 and partial recovery of the power costs deferred from July 1993 to March 1994.
 As a result of the agreement management believes that it is unlikely that the PUC will authorize collection of all of the deferred power costs and has recorded a third quarter $13 million, after tax, loss provision. A PUC order on the regulatory proceeding is expected during the fourth quarter 1995.

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

                              Portland General Electric Company and Subsidiaries
                                              Consoliated Statements of Income for the
                                  Three Months and Nine Months Ended September 30, 1995 and 1994
                                                            (Unaudited)

                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30                        September 30
                                                             1995               1994              1995             1994
                                                                                  (Thousands of Dollars)

  Operating Revenues                                      $ 222,240          $ 213,897         $ 699,607        $ 693,342

  Operating Expenses
   Purchased power and fuel                                  64,428             83,732           198,740          248,549
   Production and distribution                               15,963             15,282            47,404           46,295
   Maintenance and repairs                                   10,563             12,267            31,880           35,494
   Administrative and other                                  24,943             25,013            75,904           71,425
   Depreciation and amortization                             33,318             31,257            99,520           92,345
   Taxes other than income taxes                             11,915             12,073            38,650           39,092
   Income taxes                                              21,208              7,931            71,720           52,511
                                                            182,338            187,555           563,818          585,711
 Net Operating Income                                        39,902             26,342           135,789          107,631
 Other Income (Deductions)
 Regulatory disallowances - net of income
     taxes of $8,441 and $25,542                            (12,859)                 0           (49,567)               0
   Allowance for equity funds used
    during construction                                       1,274                  0             1,960                0
   Other                                                      5,348              5,286            14,852           15,565
   Income taxes                                                (258)              (689)             (518)          (1,639)
                                                             (6,495)             4,597           (33,273)          13,926
 Interest Charges
   Interest on long-term debt and other                      17,735             15,706            51,546           45,551
   Interest on short-term borrowings                          1,217              1,669             5,463            3,979
   Allowance for borrowed funds used
    during construction                                      (2,334)            (1,243)           (6,722)          (2,507)
                                                             16,618             16,132            50,287           47,023
 Net Income                                                  16,789             14,807            52,229           74,534
 Preferred Dividend Requirement                               2,380              2,583             7,380            8,217
 Income Available for Common Stock                        $  14,409          $  12,224         $  44,849        $  66,317


                                       Consolidated Statements of Retained Earnings for the
                                  Three Months and Nine Months Ended September 30, 1995 and 1994
                                                            (Unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30                        September 30
                                                             1995               1994              1995             1994
                                                                                     (Thousands of Dollars)
 Balance at Beginning of Period                           $ 222,870          $ 201,808         $ 216,468        $ 179,297
 Net Income                                                  16,789             14,807            52,229           74,534
 ESOP Tax Benefit & Amortization of
    Preferred Stock Premium                                    (470)              (484)           (1,418)          (1,280)
                                                            239,189            216,131           267,279          252,551
 Dividends Declared
   Common stock                                              13,682             12,828            36,772           43,614
   Preferred stock                                            2,380              2,583             7,380            8,217
                                                             16,062             15,411            44,152           51,831
 Balance at End of Period                                 $ 223,127          $ 200,720         $ 223,127        $ 200,720

 The accompanying notes are an integral part of these consolidated statements.


                                        Portland General Electric Company and Subsidiaries
                                                    Consolidated Balance Sheets
                                              as of September 30, 1995 and December 31, 1994

                                                                                     (Unaudited)
                                                                                     September 30          December 31
                                                                                         1995                 1994
                                                                                            (Thousands of Dollars)
                                                              Assets
       Electric Utility Plant - Original Cost
           Utility plant (includes Construction Work in Progress of
           $201,963 and $148,267)                                                    $ 2,699,334           $ 2,563,476
           Accumulated depreciation                                                   (1,019,142)             (958,465)
                                                                                       1,680,192             1,605,011
           Capital leases - less amortization of $27,423 and $25,796                       9,895                11,523
                                                                                       1,690,087             1,616,534
       Other Property and Investments
           Trojan decommissioning trust, at market value                                  69,261                58,485
           Corporate Owned Life Insurance, less loans of $ 24,320 in 1995                 41,785                40,034
             and $ 21,731 in 1994
           Other investments                                                              25,101                26,074
                                                                                         136,147               124,593
       Current Assets
           Cash and cash equivalents                                                       4,438                 9,590
           Accounts and notes receivable                                                  82,420                91,672
           Unbilled and accrued revenues                                                 127,938               162,151
           Inventories, at average cost                                                   33,512                31,149
           Prepayments and other                                                          44,082                33,148
                                                                                         292,390               327,710
       Deferred Charges
         Unamortized regulatory assets
           Trojan investment                                                             330,521               402,713
           Trojan  decommissioning                                                       316,434               338,718
           Income taxes recoverable                                                      200,595               217,967
           Debt reacquisition costs                                                       30,222                32,245
           Energy efficiency programs                                                     68,502                58,894
           Other                                                                          45,265                47,787
         WNP-3 settlement exchange agreement                                             169,626               173,308
         Miscellaneous                                                                    19,143                13,682
                                                                                       1,180,308             1,285,314
                                                                                     $ 3,298,932           $ 3,354,151


                                                  Capitalization and Liabilities
       Capitalization
           Common stock equity                                                       $   847,211           $   834,226
           Cumulative preferred stock
              Subject to mandatory redemption                                             40,000                50,000
              Not subject to mandatory redemption                                         69,704                69,704
           Long-term debt                                                                874,051               805,814
                                                                                       1,830,966             1,759,744
       Current Liabilities
           Long-term debt and preferred stock due within one year                         83,483                81,506
           Short-term borrowings                                                          74,216               148,598
           Accounts payable and other accruals                                            82,723               104,612
           Accrued interest                                                               22,835                19,084
           Dividends payable                                                              16,350                15,702
           Accrued taxes                                                                  53,999                32,820
                                                                                         333,606               402,322
       Other
           Deferred income taxes                                                         509,491               549,160
           Deferred investment tax credits                                                53,558                56,760
           Deferred gain on sale of assets                                               117,840               118,939
           Trojan decommissioning and transition costs                                   383,836               396,873
           Miscellaneous                                                                  69,635                70,353
                                                                                       1,134,360             1,192,085
                                                                                     $ 3,298,932           $ 3,354,151

       The accompanying notes are an integral part of these consolidated balance sheets.


                                  Portland General Electric Company and Subsidiaries
                                      Consolidated Statements of Capitalization
                                   as of September 30, 1995 and December 31, 1994

                                                                         (Unaudited)
                                                                        September 30               December 31
                                                                            1995                       1994
                                                                                  (Thousands of Dollars)

 Common Stock Equity
   Common stock, $3.75 par value per share,
    100,000,000 shares authorized, 42,758,877
    shares outstanding                                                  $   160,346                 $   160,346
   Other paid-in capital - net                                              471,766                     470,008
   Unearned compensation                                                     (8,028)                    (12,596)
   Retained earnings                                                        223,127                     216,468
                                                                            847,211        46.3%        834,226          47.4%
 Cumulative Preferred Stock
   Subject to mandatory redemption
     No par value, 30,000,000 shares authorized
       7.75% Series, 300,000 shares outstanding                              30,000                      30,000
       $100 par value, 2,500,000 shares authorized
       8.10% Series, 200,000 and 300,000 shares outstanding                  20,000                      30,000
         Current sinking fund                                               (10,000)                    (10,000)
                                                                             40,000         2.2          50,000           2.8
   Not subject to mandatory redemption, $100 par
       7.95% Series, 298,045 shares outstanding                              29,804                      29,804
       7.88% Series, 199,575 shares outstanding                              19,958                      19,958
       8.20% Series, 199,420 shares outstanding                              19,942                      19,942
                                                                             69,704         3.8          69,704           4.0
 Long-Term Debt
   First mortgage bonds
     Maturing 1995 through 2000
       4.70% Series due March 1, 1995                                             0                       3,045
       5-7/8% Series due June 1, 1996                                         5,066                       5,216
       6.60% Series due October 1, 1997                                      15,363                      15,363
       Medium-term notes - 5.65%-9.27%                                      276,000                     251,000
     Maturing 2001 through 2007 - 6.47%-9.07%                               260,845                     210,845
     Maturing 2021 through 2023 - 7.75%-9.46%                               195,000                     195,000
   Pollution control bonds
     Port of Morrow, Oregon, variable rate
      (Average 2.7% for 1994), due 2013                                      23,600                      23,600
     City of Forsyth, Montana, variable rate
      (Average 2.9% for 1994), due 2013
      through 2016                                                          118,800                     118,800
       Amount held by trustee                                                (8,117)                     (8,355)
     Port of St. Helens, Oregon, due 2010 and 2014
      (Average variable 2.7% - 2.9% for 1994)                                51,600                      51,600
   Capital lease obligations                                                  9,895                      11,523
   Other                                                                       (518)                       (317)
                                                                            947,534                     877,320
   Long-term debt due within one year                                       (73,483)                    (71,506)
                                                                            874,051        47.7         805,814          45.8
                      Total Capitalization                              $ 1,830,966       100.0%    $ 1,759,744         100.0%

 The accompanying notes are an integral part of these consolidated statements.


                                            Portland General Electric Company and Subsidaries

                                                Consolidated Statements of Cash Flow for the
                                     Three Months and Nine Months Ended September 30, 1995 and 1994
                                                            (Unaudited)


                                                                        Three Months Ended             Nine Months Ended
                                                                           September 30                  September 30
                                                                       1995           1994           1995            1994
                                                                                       (Thousands of Dollars)

    Cash Provided (Used In)
       Operations:
           Net Income                                                $ 16,789       $ 14,807     $   52,229     $   74,534
           Non-cash items included in net income:
               Depreciation and amortization                           24,729         25,221         75,533         70,363
               Amortization of WNP-3 exchange agreement                 1,227          1,174          3,682          3,521
               Amortization of Trojan investment                        6,456          6,425         18,865         19,641
               Amortization of Trojan decommissioning                   3,511          2,805          9,826          8,415
               Amortization of deferred charges - other                   (30)          (339)          (208)         2,547
               Deferred income taxes - net                              2,113          6,592          1,423         11,182
               Other noncash revenues                                  (1,275)             0         (1,960)             0
          Changes in working capital:
              (Increase) Decrease in receivables                        7,997          5,270         21,655          2,838
              (Increase) Decrease in inventories                        5,228          2,662         (2,363)         1,303
               Increase (Decrease) in payables                         19,678         26,452            781         10,399
              Other working capital items - net                       (10,946)       (31,616)       (11,156)       (28,623)
          Deferred charges - other                                     (3,465)         5,622        (13,205)         5,378
          Miscellaneous - net                                           6,139          6,388         11,116          9,089
          Regulatory disallowances                                     12,859              0         49,567              0
                                                                       91,010         71,463        215,785        190,587
     Investing Activities:
          Utility construction - new resources                         (8,386)       (19,667)       (37,797)       (69,520)
          Utility construction - other                                (43,056)       (33,179)      (108,219)       (94,587)
          Energy efficiency programs                                   (4,439)        (5,757)       (13,391)       (15,789)
          Nuclear decommissioning trust contributions                  (3,046)        (2,805)       (13,553)        (8,415)
          Nuclear decommissioning expenditures                          1,805              0          8,413              0
          Other investments                                               (70)          (451)        (3,048)        (2,997)
                                                                      (57,192)       (61,859)      (167,595)      (191,308)
     Financing Activities:
          Short-term debt - net                                       (25,869)       (39,897)       (74,381)       (19,473)
          Borrowings from Corporate Owned Life Insurance                    0              0          2,589         19,619
          Long-term debt issued                                             0         75,000         75,000         75,000
          Long-term debt retired                                            0        (24,195)        (3,045)       (33,077)
          Preferred stock retired                                           0              0        (10,000)       (20,000)
          Common stock issued                                               0              0              0         41,055
          Dividends paid                                              (13,926)       (17,976)       (43,505)       (57,615)
                                                                      (39,795)        (7,068)       (53,342)         5,509
     Increase (Decrease) in Cash and
       Cash Equivalents                                                (5,977)         2,536         (5,152)         4,788
     Cash and Cash Equivalents at the Beginning
       of Period                                                       10,415          4,351          9,590          2,099
     Cash and Cash Equivalents at the End
       of Period                                                     $  4,438       $  6,887     $    4,438     $    6,887
     Supplemental disclosures of cash flow information
        Cash paid during the period:
           Interest                                                  $ 13,709       $ 11,265     $   48,490     $   41,030
           Income taxes                                                27,721          5,358         72,842         30,818

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

                                         UTILITY

 SOUTHERN CALIFORNIA EDISON COMPANY V. PGE, OREGON COURT OF APPEALS, OCTOBER 9, 1995

 Southern California Edison (SCE) has appealed a Multnomah County Circuit Court order which granted PGE summary judgment in a long-term power sales contract dispute.


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a.  Exhibits

     NUMBER     EXHIBIT                                  PGC     PGE

        1       Underwriting agreement                    X       X

       24       Power of Attorney                         X       X

       27       Financial Data Schedule - UT              X       X
                (Electronic Filing Only)


 b.  Reports on Form 8-K

 August 16, 1995 - Item 5.  Other Events: Update on Trojan Decommissioning,
                                          legal proceedings and regulatory
                                          matters.

 October 3, 1995 - Item 5.  Other Events:  Financing update.
                   Item 7.  Exhibits:  (4)b Indentures.
                                         (4)c Indenture supplement.

 October 5, 1995 - Item 5.  Other Events: Regulatory update.

 October 17, 1995 - Item 5.  Other Events: Regulatory update.

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









                                     PORTLAND GENERAL CORPORATION
                                     PORTLAND GENERAL ELECTRIC COMPANY
                                                (Registrants)






October 31, 1995                    By        /s/ Joseph E. Feltz
                                                     Joseph E. Feltz
                                                 Assistant Controller
                                                 Assistant Treasurer







                                                    *Joseph M. Hirko
                                                 Sr. Vice President and
                                                 Chief Financial Officer

                                    * Signed on behalf of this person.


October 31, 1995                    By        /s/ Joseph E. Feltz
                                                   Joseph E. Feltz
                                                 (Attorney-in-Fact)