Form 10-K
period 1995-12-31
PORTLAND GENERAL ELECTRIC CO /OR/; PORTLAND GENERAL CORP /OR
filed 1996-03-01
CIK 784977, 79636

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1995







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


                                                                                 Name of each exchange
            Title of each class                                                   on which registered
   Portland General Corporation
     Common Stock, $3.75 par value per share                                   New York Stock Exchange
                                                                               Pacific Stock Exchange

   Portland General Electric Company
     8.25% Quarterly Income Debt Securities
      (Junior Subordinated Deferrable Interest Debentures, Series A)           New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:
   Portland General Corporation
     None

   Portland General Electric Company,
     8.10% Series, Cumulative Preferred Stock, $100 par value per share
     7.75% Series, Cumulative Preferred Stock, no par value

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

 The aggregate market value of Portland General Corporation voting  stock  held by non-affiliates of the registrant as of January 31, 1996 (based on the last sales price on the New York Stock Exchange as of such date) was
 $1.5 billion.

 The number of shares outstanding of the registrants' common stocks as of January 31, 1996 was:
                   Portland General Corporation               51,024,810
                   Portland General Electric Company          42,758,877
                    (owned by Portland General Corporation)


                           DOCUMENT INCORPORATED BY REFERENCE

 The information required to be included in Part III hereof is incorporated by reference from Portland General Corporation's definitive proxy statement to be filed on or about March 27, 1996.

                                  DEFINITIONS


 The following abbreviations or acronyms used in the text and notes are defined below:

 Abbreviations
  OR ACRONYMS                        TERM

 Beaver ............................Beaver Combustion Turbine Plant
 Bethel ............................Bethel Combustion Turbine Plant
 Boardman ..........................Boardman Coal Plant
 Bonneville Pacific ................Bonneville Pacific Corporation
 BPA ...............................Bonneville Power Administration
 Centralia .........................Centralia Coal Plant
 COB ...............................California/Oregon Border
 Colstrip ..........................Colstrip Units 3 and 4 Coal Plant
 Coyote Springs ....................Coyote Springs Generation Plant
 CWL ...............................Columbia Willamette Leasing, Inc.
 DEQ ...............................Oregon Department of Environmental Quality
 EFSC ..............................Oregon Energy Facility Siting Counsel
 EPA ...............................Environmental Protection Agency
 FASB ..............................Financial Accounting Standards Board
 FERC ..............................Federal Energy Regulatory Commission
 Financial Statements ..............Refers  to Financial Statements of Portland
                                    General included in Part II, Item 8 of this
                                    report.
 Holdings ..........................Portland General Holdings, Inc.
 Intertie ..........................Pacific Northwest Intertie Transmission
                                    Line
 IOUs ..............................Investor-Owned Utilities
 IRS ...............................Internal Revenue Service
 kWh ...............................Kilowatt-Hour
 MMBtu .............................Million British thermal units
 MW  ...............................Megawatt
 MWa ...............................Average megawatts
 MWh ...............................Megawatt-hour
 NRC ...............................Nuclear Regulatory Commission
 NYMEX .............................New York Mercantile Exchange
 OPUC or the Commission ............Oregon Public Utility Commission
 Portland General or PGC ...........Portland General Corporation
 PGE or the Company ................Portland General Electric Company
 PUD ...............................Public Utility District
 Regional Power Act ................Pacific Northwest Electric Power Planning
                                    and Conservation Act
 SFAS ..............................Statement of Financial Accounting Standards
                                    issued by the FASB
 WPPSS or Supply System ............Washington Public Power Supply System
 Trojan ............................Trojan Nuclear Plant
 Tule ..............................Tule Hub Services Company
 USDOE .............................United States Department of Energy
 WAPA ..............................Western Area Power Authority
 WNP-3 .............................Washington Public Power Supply System
                                    Unit 3 Nuclear Project
 WSCC ..............................Western Systems Coordinating Council

                               TABLE OF CONTENTS
                                                                          PAGE

 Definitions ............................................................... 3

 PART I
      Item 1.  Business .................................................... 5
                 Portland General Corporation .............................. 5
                 Portland General Electric Company ......................... 5
                 Portland General Holdings, Inc. .......................... 17

      Item 2.  Properties ................................................. 18

      Item 3.  Legal Proceedings .......................................... 20

      Item 4.  Submission of Matters to a Vote of Security
               Holders .................................................... 23

               Executive Officers of the Registrant ....................... 23

 PART II
      Item 5.  Market for Registrant's Common Equity and
               Related Stockholder Matters ................................ 24

      Item 6.  Selected Financial Data .................................... 25

      Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ........................ 26

      Item 8.  Financial Statements and Supplementary Data ................ 35

      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ........................ 56

 PART III
      Item 10.  Directors and Executive Officers of the Registrant ........ 56

      Item 11.  Executive Compensation .................................... 56

      Item 12.  Security Ownership of Certain Beneficial Owners
               and Management ............................................. 56

      Item 13.  Certain Relationships and Related Transactions ...........  56

 PART IV
      Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K ........................................ 56

 Signatures ............................................................... 57

 Exhibit Index ............................................................ 59

 Appendix - PGE Financial Information ..................................... 64

                                    Part I



 ITEM 1. BUSINESS



 PORTLAND GENERAL CORPORATION - HOLDING COMPANY

  Portland General Corporation, an electric utility holding company, was organized in December 1985. Portland General Electric Company, an electric utility company and Portland General's principal operating subsidiary, accounts for substantially all of Portland General's assets, revenues and net income. Portland General is also the parent company of Portland General
  Holdings, Inc., which provides organizational separation for Portland General's nonutility businesses (see page 17). Portland General is exempt from regulation under the  Public  Utility Holding Company Act of 1935, except
 Section 9(a)(2) thereof relating to the acquisition of securities of other public utility companies.

  As of December 31, 1995, Portland General and its subsidiaries had 2,562 regular employees compared to 2,536 and 2,618 at December 31, 1994 and 1993, respectively.


 PORTLAND GENERAL ELECTRIC COMPANY - ELECTRIC UTILITY

                                    GENERAL

 PGE, incorporated in 1930, is an electric utility engaged in the generation, purchase, transmission, distribution, and sale of electricity in the State of Oregon. PGE also sells energy to wholesale customers throughout the western
  United States. PGE's Oregon service area is 3,170 square miles, including 54 incorporated cities of which Portland and Salem are the largest, within a state-approved service area allocation of 4,070 square miles. PGE estimates that  at  the  end  of  1995  its  service-area  population was approximately
  1.4 million, constituting approximately 44% of the state's population. At December 31, 1995 PGE served approximately 650,000 customers.

 As  of  December  31, 1995, PGE had 2,533 regular employees.  This compares to
  2,502 and 2,577 regular PGE employees at December 31, 1994 and 1993, respectively.

                              OPERATING REVENUES

 PGE serves a diverse retail customer base. Residential customers constitute the largest customer class and accounted for 39% of the retail demand and 43% of retail revenues during 1995. Residential demand is highly sensitive to the effects of weather. Commercial customers consumed 37% and industrial 24% of retail energy sales for the year. Since 1993 industrial demand has grown nearly 8%, making this the Company's most rapidly growing customer class followed by the commercial segment with 7% growth. The commercial and industrial classes  are  not  dominated  by any single industry.  While the 20 largest customers constituted 21% of retail demand, they represented 10 different industrial groups including paper manufacturing, high technology, metal fabrication, transportation equipment, and health services. No single customer represents more than 6% of PGE's retail load.

  Wholesale revenues continue to make a significant contribution to Company revenues providing nearly 10% of total operating revenues for 1995. PGE actively markets wholesale power throughout the western United States and has more than doubled its level of sales since 1993. A majority of PGE's wholesale sales were to its traditional customers comprised of IOUs, federal agencies, municipalities and PUDs. However, most of the Company's wholesale growth has come through sales to marketers and brokers, relatively new entrants to the increasingly competitive wholesale electric energy market. These sales are predominantly of a short-term nature.

  PGE's  operating revenues from customers peak during the winter season.   The
 following table summarizes operating revenues and kWh sales for the years ended December 31:

                                                  1995              1994              1993
 Operating Revenues (thousands)
      Residential                               $379,485          $360,651          $339,174
      Commercial                                 335,607           315,156           303,783
      Industrial                                 153,347           147,347           147,274
      Public Street Lighting                      11,311            11,205            11,002
          Tariff Revenues                        879,750           834,359           801,233
          Accrued Revenues                        (2,973)           10,644            57,160
      Retail                                     876,777           845,003           858,393
      Wholesale                                   94,967           105,911            79,035
      Other                                        9,884             8,041             7,103
          Total Operating Revenues              $981,628          $958,955          $944,531
 Kilowatt-Hours Sold (millions)
      Residential                                  6,622             6,704             6,760
      Commercial                                   6,285             6,142             5,885
      Industrial                                   4,056             3,863             3,764
      Public Street Lighting                         102                93                98
         Retail                                   17,065            16,802            16,507
         Wholesale                                 3,383             2,701             1,599
            Total kWh Sold                        20,448            19,503            18,106


 For an analysis of the year-to-year revenue trends, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  REGULATION

  PGE is subject to regulation by the OPUC, which consists of a three-member commission appointed by the Governor. The OPUC approves PGE's retail rates and establishes conditions of utility service. The OPUC ensures that prices are fair and equitable and provides PGE an opportunity to earn a fair return on its investment. In addition, the OPUC regulates the issuance of securities and prescribes the system of accounts to be kept by Oregon utilities. PGE is also subject to the jurisdiction of FERC with regard to the transmission and sale of wholesale electric energy, licensing of hydroelectric projects and certain other matters. Construction of new generating facilities requires a permit from EFSC.

 The NRC regulates the licensing and decommissioning  of  nuclear power plants.
  In 1993 the NRC issued a possession-only license amendment to PGE's Trojan operating license. Trojan will be subject to NRC regulation until Trojan is fully decommissioned, all nuclear fuel is removed from the site and the license is terminated. The Oregon Department of Energy also monitors Trojan.

                           OREGON REGULATORY MATTERS

 REGULATORY ENVIRONMENT
 The OPUC is presently approaching issues of retail competition on an informal, utility-by-utility basis, rather than through generic, broad-based proceedings such as other states are pursuing. The OPUC has long had a policy of allowing special contracts for customers that have competitive options, and many of PGE's largest customers receive power under such contracts. In addition, the OPUC last year approved an innovative rate schedule under which PGE is sharing some of the risks and rewards of a more competitive wholesale market with large industrial and commercial customers not already under special contract. The OPUC is currently exploring performance-based ratemaking in a rate case for another Oregon investor-owned utility and, with regard to PGE, has expressed interest in receiving proposals for accelerated recovery of regulatory assets.

  Recent rate orders have significantly reduced the uncertainty associated with PGE's recovery of various regulatory assets, as well as reduced the overall total of such assets. The OPUC approved recovery of most of PGE's remaining investment in Trojan and full recovery of Trojan's decommissioning costs. The OPUC also authorized PGE to simultaneously reduce certain regulatory assets and liabilities (see discussion of recent rate orders below).

 1995 GENERAL RATE ORDER
  In March 1995 the OPUC issued an order on PGE's 1993 general rate request after an 18-month process. The order, based on a two-year test period, authorized a single average rate increase of 5% representing additional revenues of $51 million in 1995 and $52 million in 1996. The tariff change, which increased residential rates 7.7%, commercial rates 5.6% and industrial rates 2.6%, became effective April 1, 1995. The order established PGE's return on equity at 11.6%, a decrease from the previously authorized 12.5%.
   The   order   authorized  PGE  to  recover  all  of  the  estimated   Trojan
 decommissioning costs and 87% of its remaining investment in Trojan. These amounts will be collected over Trojan's original license period ending in
  2011. The order also adopted a mechanism to decouple short-term profits from retail kilowatt-hour sales during the two-year test period (decoupling).

 The disallowed portion of the Trojan investment, on a net of tax basis, is comprised of $17 million of post-1991 capital expenditures, primarily related to steam generator repair activities, and $20 million of general
 Trojan investment. As a result of this disallowance, PGE recorded a first quarter 1995 after-tax charge to income of $37 million.

 The decoupling mechanism adopted by the OPUC set revenue targets associated with retail loads for each month beginning April 1995 through December 1996.
  If actual weather-adjusted retail revenues exceed or fall short of target revenues,
 PGE will refund or collect the difference from customers over an 18-month period. The adjustment at any time during the two-year period cannot result in an overall increase or decrease in rates, due solely to decoupling, of more than 3% in total. Adjustments to rates, if necessary, can be made every six months. Large commercial and industrial customers are excluded from the decoupling mechanism.

 New rates, effective April 1, included approximately $16 million of variable power cost savings expected from the future commercial operation of Coyote Springs. The order did not include projected capital and fixed costs associated with Coyote Springs nor the collection of PGE's power cost deferrals which were addressed in a subsequent rate proceeding discussed below.

 Legal challenges have been filed against the OPUC's rate order (see Item 3, Legal Proceedings, for further discussion).

 POWER COST RECOVERY AND COYOTE SPRINGS ORDER

 In November 1995 the OPUC issued an order authorizing PGE to increase rates by an average 2.7% to recover the capital and fixed costs associated with Coyote Springs and an October 1995 BPA price increase. The order resulted in a $40 million increase in annual revenues for the Company. New prices became effective in late November 1995 concurrent with the commercial operation of Coyote Springs.

The order addressed recovery of approximately $60 million of incremental power costs incurred after the 1993 closure of Trojan. While the order authorized full recovery of $11 million of power costs deferred  in early 1995, it allowed  recovery  of  only  $9 million of the $50 million of excess power costs deferred from July 1993 through March 1994. The order also authorized the immediate recovery of approximately $29 million in incentive revenues associated with prior years' achievements of
 the Company's energy efficiency programs.   PGE  recorded a $13 million after-
 tax charge to income in the third quarter of 1995 to reflect the write-off of unrecoverable costs.

  The order implemented the Company's proposal to offset certain regulatory assets including the uncollected balance of all power cost deferrals, incentive revenues and a portion of the remaining Trojan investment, against PGE's unamortized gain on the prior sale of a portion of Boardman. The offset allowed for recovery of the deferred power costs and incentive revenues and the elimination of approximately $117 million of regulatory assets and liabilities from the Company's Balance Sheets without increasing customer rates.

 A party to the rate proceeding has requested that the OPUC reconsider the order. A decision on the motion is pending from the OPUC.

Under the terms adopted in the order, PGE withdrew its appeal of the Boardman gain issue in PGE V. RONALD EACHUS, MYRON  KATZ,  NANCY  RYLES  AND  THE OPUC,
  MARION COUNTY CIRCUIT COURT (see Item 3, Legal Proceedings, for further discussion).

 RESIDENTIAL EXCHANGE PROGRAM
 The RPA, passed in 1980, attempted to resolve  growing  power  supply and cost inequities between customers of government and publicly owned utilities, who have priority access to the low-cost power from the federal hydroelectric system, and the customers of IOUs. The RPA residential exchange program exists to ensure that all residential and farm customers in the region, the vast majority of which are served by IOUs, receive similar benefits from the publicly funded federal power system. Exchange program benefits are passed directly to residential and farm customers. The exchange benefit for PGE residential and small farm customers totaled $51 million for calendar year 1995. In July 1995, the BPA released its 1996 rate proposal, which included a significant reduction in the benefits to PGE's customers from the residential exchange program under the RPA.

Under recent Congressional legislation, this exchange benefit will decline by $10 to $15 million, annually, on October 1, 1996. The amount of the residential exchange benefit beginning October 1, 1997 is among the subjects of current regional discussions regarding BPA's role in the region.

  In 1993 the OPUC allowed PGE to pass through a BPA price increase which reduced exchange benefits $29 million, resulting in a corresponding increase in electricity prices to residential and small farm customers.

 ENERGY EFFICIENCY
 PGE has promoted the efficient  use  of  electricity  for  over  two  decades.
  Jointly, PGE and the OPUC have worked together to provide appropriate financial incentives for PGE's energy efficiency programs. In 1990, PGE and the OPUC first implemented the Share All Value Equitably (SAVE) program. The program was designed to remove the financial disincentive to the Company of pursuing cost-effective Demand Side Management (DSM) measures. During the four-year program, which ended in 1994, PGE invested $61 million in DSM measures and achieved an annualized 55 MWa of saved energy. PGE invested an additional $25 million during 1995 in DSM programs resulting in an additional 20 MWa in annual energy savings. The Company is allowed a return of and a return on its energy efficiency program expenditures.

  Current DSM programs provide a range of services to all classes of PGE customers. These programs seek to capitalize on windows of opportunity in which DSM measures are most cost-effective, such as new residential and commercial construction, and the replacement and renovation markets. PGE continues to provide a weatherization program for eligible low-income families.

 PGE recognizes the value of and remains committed to encouraging the efficient use of energy. With the prospect of increased competition and customer choice, PGE is focusing its DSM efforts more toward customer needs and wants. The goal is to allow more customer choice in determining what amount of energy efficiency is appropriate to satisfy business and lifestyle choices. PGE will meet these needs through cost-effective DSM services to its customers in the form of energy expertise and information, project facilitation and financing support.

 LEAST COST ENERGY PLANNING
 The OPUC adopted Least Cost Energy Planning for all energy utilities in Oregon with the goal of selecting the mix of options that yields an adequate and reliable supply of energy at the least cost to the utilities and customers.
  "Demand side" options (ie, conservation and load management) as well as traditional "supply side" options (ie, generation and purchase of power) are evaluated. Although utility management continues to be fully responsible for decision making, the process allows the OPUC and the public to participate in resource planning. Ratemaking decisions are not made in the planning process. However, participation by the OPUC and the public may reduce the uncertainty regarding the ratemaking treatment of actions consistent with a plan acknowledged by the OPUC.

 In November 1995, PGE's 1995-1997 Integrated Resource Plan (IRP) was submitted to the OPUC for review and acknowledgment in fulfillment of its least cost planning obligation. Under the IRP, PGE will rely on the increasingly competitive energy marketplace to meet near-term load growth and reliability needs. PGE will make economical use of existing assets and engage in system efficiency improvements. PGE's "just in time" resource acquisition strategy calls for reducing the lead time required for new generating capacity by completing  the  siting  and  permitting  process  in  advance  of a need for additional resources. As noted above, PGE will refocus DSM activities to deliver customer value and choice while emphasizing the economic viability of each program. PGE anticipates acknowledgment of its IRP by the OPUC by mid-1996.


                           COMPETITION AND MARKETING

 Progress toward greater customer choice and direct access  to customers by all competitors has been dramatic in the last two years. The National Energy Policy Act of 1992 (Energy Act) allows the FERC to order wholesale wheeling between utilities. The Energy Act reserved the right to order true "retail wheeling" to the individual states. Retail wheeling is the movement of electric energy produced and sold by another entity over an electric utility's transmission and distribution system, to a retail customer in the utility's service territory. Retail wheeling would permit retail customers to purchase electric capacity and energy from any electric utility or power supplier. Recently, Michigan ordered utilities in that state to test 150 MW of retail wheeling. California has proposed a comprehensive restructuring of electric utility regulation that would lead to intense competition for customers and free choice for all customers by 2002. Although the OPUC has not yet considered similar measures, in the coming years the Company's growth will increasingly be influenced by competitive factors rather than within the traditional regulatory framework.

 The electric industry is in the early stages of an increasingly competitive climate that is already making dramatic differences in the way the Company produces, transmits, distributes and markets electric energy and associated services. During 1995 PGE aligned the Company along its major business lines: energy services encompassing retail sales, marketing and customer service; wholesale marketing; and power supply encompassing hydro and thermal power operations.

 TRADING FLOOR OPERATIONS
  In 1995 PGE established its trading floor operations which fully integrates the Company's wholesale marketing, energy supply, financial risk management and power operations functions. The trading floor activities seek to enhance PGE's competitive position in retail and wholesale markets by assuring a reliable, low-cost supply of energy to meet retail and wholesale loads and enhance the Company's ability to profitably market to current and emerging wholesale markets.

 RETAIL COMPETITION AND MARKETING
 PGE operates within a state-approved service area and under current regulation is substantially free from direct retail competition with other electric utilities. PGE's competitors within its Oregon service territory include other fuel suppliers, such as the local natural gas company, which compete with
 PGE for the residential and commercial  space  and  water  heating market.  In addition there is the potential of a loss of PGE service territory to the creation of public utility districts by voters. In the near term much of the
  Company's business is likely to remain regulated with progress toward increased retail competition taking place in stages. For example, basic residential electric service is likely to remain highly regulated with little competition, while industrial service may see rapid development of competition. Deregulation of other industries such as telecommunications has led to a host of new suppliers, products and services. The same is expected for the electric industry as more and more groups of customers will have increasing degrees of choice and alternative suppliers from whom to purchase.

  Increased competition presents both a threat and an opportunity. PGE is preparing to meet varying levels of competition from traditional and non-traditional sources in the various retail markets within its service territory as well as throughout the western United States. Much of the Company's growth potential may no longer be limited by service territory boundaries. The Company plans to look beyond traditional boundaries at opportunities to serve customers with energy related products and services allowable in the current regulated markets and to be prepared to further expand as greater access to these markets emerges.

  Within the core markets that make up PGE's current service territory, the Company will continue to deliver quality electric service by focusing on traditional values like reliability, cost management, resource acquisition, effective energy efficiency services, safe operations and responsive customer-oriented service. In addition, the Company plans to provide an array of new products and services to its existing and prospective
 customers.   For  instance,   PGE  launched its Power Smart marketing
 campaign to encourage the wise use of beneficial  electro-technologies.  Other services currently being offered or under development include distribution services, such as power quality-related services and lighting maintenance; power services, such as load following and system control; utility services, such as automated billing services and outage management; and retail services, such as power quality and time-of-day rates.

 WHOLESALE COMPETITION AND MARKETING
 During the last few years, the western United  States  has  become  a  vibrant marketplace for the trading of electricity in which PGE has become an active participant. Wholesale sales continue to make a significant contribution to Company revenues. During 1995 PGE's wholesale sales increased 25% over 1994 levels and accounted for 10% of  total revenues and  17%  of  total  sales.
  However, a surplus of energy, in conjunction with the entrance of numerous marketers/brokers, independent power producers and affiliates of electric utilities, has increased the competition for market share and is resulting in lower prices and profit margins. During 1995, the average price of PGE's wholesale sales decreased 28%.

 PGE plans to utilize its wholesale marketing experience to expand its presence
 in the western United  States.   Wholesale  activities are focused on both
  bulk energy markets and large end-user  customers  that  can  purchase
 energy  directly  from  the  market.   As  part  of  this effort, PGE recently
 established wholesale power marketing offices in other Western states.

  In 1996 FERC is expected to issue new rules creating open access to the nation's electric transmission grid. The new rules could create even higher levels of competition in the bulk power markets as all wholesale buyers and sellers have equal access to transmission resources. Utilities such as PGE will be required to make their transmission systems available to anyone on the same terms and costs that they offer to themselves. In November 1995, PGE filed an open access transmission tariff with FERC in response to the FERC notice of proposed rulemaking. The Company's transmission system connects winter-peaking utilities in the Northwest and Canada, which have access to low-cost hydroelectric generation, with summer-peaking wholesale customers in California and the Southwest, which have higher-cost fossil fuel generation.
  PGE has used this system to purchase and sell in both markets depending upon the relative price and availability of power, water conditions, and seasonal
 demand from each market.   Under its open access tariff the  Company  will
 lose any competitive advantage it may have had through the use of its transmission assets for wholesale transactions. Open access may provide new opportunities as the Company has equal access to the transmission capabilities of other utilities.

 The Company has actively participated in  the  development of a NYMEX electric futures contract and promoted COB as the preferred physical delivery point for pricing purposes. A NYMEX contract has been approved to facilitate electric futures trading by April 1996. PGE is prepared to be an active participant in the market.

                                 POWER SUPPLY

  Growth within PGE's service territory as well as its aggressive wholesale marketing plans have underscored the Company's need for sources of reliable, low-cost energy supplies such as the abundant hydro resources of the Pacific Northwest. The demand for energy within PGE's service
  territory  has  experienced an average annual growth rate  of   approximately
 2.5% over the  past  10  years.   During  1996 PGE expects an even
 greater level of load growth due to a vibrant economy  and the expansion plans of the high-tech industry in the region. The emerging wholesale energy marketplace has caused PGE to postpone the acquisition of significant additional new generating resources and capacity for the foreseeable future. Rather PGE will rely on the purchase of power in the wholesale market to supplement its existing base of hydro and thermal generating resources.

 GENERATING CAPABILITY
  PGE's existing hydroelectric, coal-fired and gas-fired plants are key resources for the Company, providing 2,117 MW of generating capability (see
 Item 2, Properties, for a full listing of PGE's generating facilities). PGE's lowest-cost producers are its eight hydroelectric projects on the Clackamas, Sandy, Deschutes, and Willamette rivers in Oregon. In 1995 generation from PGE's hydroelectric facilities met 11% of the Company's total load.

 In 1995 PGE completed construction of Coyote Springs, a 241-MW, gas-fired facility. Coyote Spring is the Company's first plant addition since Boardman in 1980 and adds a state-of-the-art combined cycle combustion turbine plant to its thermal generating resources. Its initial operation during the fourth quarter of 1995 provided over 186,000 MWh of generation at a cost below the average cost of Company spot market purchases.

 PURCHASED POWER
 PGE has long-term power contracts with four hydro projects on the mid-Columbia River which provide PGE with 590 MW of firm capacity. PGE also has firm contracts, ranging in term from one to 21 years, to purchase energy, primarily hydro-generated, from other Pacific Northwest utilities for 821 MW. In addition, PGE has long-term exchange contracts with summer-peaking Southwest utilities to help meet its winter-peaking requirements. In total, the above contracts provide PGE 1,766 MW of firm capacity to serve PGE's peak loads.

 PGE has increasingly utilized short-term purchases to meet its energy needs. Short-term contracts include all spot, or secondary, purchases as well as firm purchases for periods less than one year in duration. During 1995, 60% of PGE's power purchases were under short-term agreements compared to 43% in
  1994. Short-term energy prices have remained at levels which make long-term power and capacity contracts unattractive. PGE's 1995 short-term purchases averaged 50% less than the cost of energy bought under long- and intermediate-term firm power contracts. A continued surplus of energy within the region, the emergence of a NYMEX electric futures contract and open transmission anticipated during 1996 are expected to continue to place competitive pressures on the market price of short-term power. PGE is susceptible to wholesale price increases due to its reliance on purchased power.

 SYSTEM RELIABILITY AND THE WSCC
 PGE relies on wholesale market purchases within the WSCC in conjunction with its base of generating resources to supply its resource needs and maintain system reliability. The WSCC is geographically the largest of the nine regional electric reliability councils. The WSCC performs an essential role in developing and monitoring established reliability criteria guides and procedures to ensure continued reliability of the region's electric system.
  During the last few years, the area covered by WSCC has become a dynamic marketplace for the trading of electricity. This region, which includes the 11 Western states, is very diverse in climates. Peak loads occur at different times of the year in the different regions. Energy loads in the Southwest peak in summer due to air conditioning; northern loads peak during winter heating months. Further, according to WSCC forecasts, the 80 electric organizations participating in the WSCC, which include utilities, independent power producers and transmission utilities, have sufficient generating capacity to cover loads 25 to 30% greater than anticipated peak loads for each month of the year beyond the year 2000 assuming adverse water conditions. Favorable water conditions have the ability to even further increase energy supplies with inexpensive hydro-generated power.

 During 1995 PGE's peak load was 3,315 MW of which over 16% was met through economical short-term purchases. The remaining load was met through a combination of Company-owned generation and firm power purchase contracts discussed above. PGE's firm resource capacity totaled 3,872 MW as of December 31, 1995. PGE reached a new system record in February 1996 of 3,888 MW.

 The availability of wholesale power has made the traditional utility reserve margin less relevant. The need for an individual utility to maintain a reserve margin of 20% or higher in order to assure that it has the capacity to meet, without interruption, customer peak energy needs is no longer necessary.

 YEAR IN REVIEW
 PGE generated 36% of its load requirements in 1995 compared with 47% in  1994.
  Firm and secondary purchases met the remaining load. Regional water conditions were about 95% of normal. Average precipitation in the Columbia
 River basin increased  the  availability  of  inexpensive  hydropower on the secondary market in 1995. Mild weather, lower gas prices and increased competition also contributed to the availability of inexpensive power.

 1996 OUTLOOK
 The early predictions of water conditions indicate they will be about normal in 1996. While this should result in similar levels of hydro generation as in
  1995, efforts to restore salmon runs on the Columbia and Snake rivers may affect the supply and price of purchased power.

 RESTORATION OF SALMON RUNS
 Several species of Snake River salmon are protected as threatened under the Endangered Species Act (ESA). In an attempt to save the endangered fish, the federal government has taken actions that have reduced the amount of electricity generated at the Columbia and Snake River dams. In early 1996, the National Marine Fisheries Service (NMFS) will release its recovery plan, which is expected to be similar to the draft plan released in 1995. NMFS is empowered by the ESA to require salmon protection measures by the Bureau of Reclamation and the Army Corps of Engineers, the agencies that operate the federal dams on these rivers. Certain measures contained in the draft plan were implemented during 1995. River flows were boosted and water was released over spillways while young salmon were migrating during the spring and summer in an attempt to protect the fish from entering the turbines. If this practice is continued it could mean less water available in the fall and winter when demand for electricity in the Pacific Northwest is highest. Although PGE does not have any hydro-electric facilities on rivers affected by the plan, it does buy large amounts of energy from the agencies which do.

 PGE's fish biologists are working with state and federal agencies to ensure that PGE's hydro operations located on several Columbia River tributaries are compatible with the survival of wild salmon and other wildlife. PGE does not expect the ESA process to significantly impact its own hydro generation. However, PGE is working cooperatively with federal and state agencies, tribes, and the public to return salmon and steelhead to their historic habitat above dams built on the Deschutes River.

 NEW RESOURCES
 The Company does not plan to build new generating resources in the forseeable future but will rely on the current surplus of wholesale energy to meet its growing power needs. Accordingly, the Company has developed a resource strategy which combines flexibility and a just-in-time acquisition philosophy to provide a response to potential persistent increases in wholesale prices. Specifically, PGE plans to complete the siting and permitting process for the construction of additional new combined cycle combustion turbine projects. This two-step process separates siting and engineering from the decision to construct a new resource and significantly reduces the lead time for a new plant by as much as two years. This process also moves decisions involving large capital commitments as close as possible to the anticipated time the power will be needed. PGE is also evaluating efficiency improvements at its existing facilities including the repowering of Beaver and upgrades at the Company's hydro facilities.


                                  FUEL SUPPLY

 PGE manages its fuel supply contracts as part of its trading floor operations.
  Fuel supply contracts are negotiated to support annual planned plant operations. Flexibility in contract terms is sought to allow for the most economic dispatch of PGE's thermal resources in conjunction with the current market price of wholesale power.


 COAL

 BOARDMAN
 PGE has an agreement to supply coal to Boardman through  the year 2000 which does not require a minimum amount of coal to be purchased, allowing PGE to obtain coal from other sources. During 1995 PGE did not take deliveries under this contract but purchased coal under favorable short-term agreements. Coal purchases in 1995 contained less than 0.5% of sulfur by weight and emitted less than the EPA allowable limit of 1.2 pounds of sulfur dioxide per MMBtu when burned. The coal, from surface mining operations in the Powder River
  Basin, was subject to federal, state, and local regulations. Coal is delivered to Boardman by rail under a contract which expires in 2002.

 COLSTRIP
  Coal for Units 3 and 4, located in southeastern Montana, is provided under contract with Western Energy Company, a wholly owned subsidiary of Montana Power Company. The contract provides that the coal delivered will not exceed a maximum sulfur content of 1.5% by weight. The Colstrip plant has sulfur dioxide removal equipment to allow operation in compliance with EPA's source-performance emission standards.

 CENTRALIA
 Coal for Units 1 and 2, located in Southwestern Washington, is provided  under contract with PacifiCorp doing business as PacifiCorp Electric Operations. Most of Centralia's coal requirements are expected to be provided under this contract for the foreseeable future.


                                SULFUR                     TYPE OF POLLUTION
 PLANT                          CONTENT                    CONTROL EQUIPMENT
       Boardman, OR             0.3%              Electrostatic precipitators
       Centralia, WA            0.7%              Electrostatic precipitators
       Colstrip, MT             0.7%              Scrubbers and precipitators

 NATURAL GAS

 In addition to the agreements discussed below, the Company utilizes short-term agreements and spot market purchases to secure transportation capacity and gas supplies sufficient to fuel plant operations.

 BEAVER
 PGE owns 90% of a pipeline which directly connects Beaver to Northwest Pipeline, an interstate gas pipeline operating between British Columbia and
  New  Mexico.   During 1995, PGE had access to 76,000 MMBtu per day of firm transportation capacity, or enough to operate Beaver at approximately 70% capacity.

 COYOTE SPRINGS
 In November of 1995, PGE began service to its Coyote Springs project utilizing firm transportation capacity of 41,000 MMBtu/day on the interconnected systems of various shippers. Two-year contracts expiring in 1997 supply natural gas to Coyote Springs at a 75% load factor. PGE also obtained the required licenses and certificates necessary for the Company to independently bring natural gas from Canada which will provide PGE with the opportunity to contract directly with Canadian suppliers  of  natural  gas  to  support
Coyote Springs operations.

                             ENVIRONMENTAL MATTERS

  PGE  operates  in  a  state recognized for environmental  leadership.   PGE's
  environmental  stewardship   policy   emphasizes   minimizing  waste  in  its
 operations, minimizing environmental risk and promoting energy efficiency.

 ENVIRONMENTAL REGULATION
  PGE is subject to regulation by federal, state, and local authorities with regard to air and water quality, noise, waste disposal, and other environmental issues. PGE is also subject to the Rivers and Harbors Act of 1899 and similar Oregon laws under which it must obtain permits from the U.S. Army Corps of Engineers or the Oregon Division of State Lands to construct facilities or perform activities in navigable waters of the State. The EPA regulates the proper use, transportation, clean-up and disposal of polychlorinated biphenyls
  (PCBs). State agencies or departments which have direct jurisdiction over environmental matters include the Environmental Quality Commission, the DEQ, the Oregon Department of Energy and EFSC. Environmental matters regulated by these agencies include the siting and operation of generating facilities and the accumulation, cleanup and disposal of toxic and hazardous wastes.

 AIR/WATER QUALITY
  Congress passed amendments to the Clean Air Act (Act) that will renew and intensify national efforts to reduce air pollution. Significant reductions in emissions of sulfur dioxide, nitrogen oxide and other contaminants will be required over the next several years. Coal-fired plant operations will be affected by these emission limitations. Federal implementing standards under the Act are being drafted at the present time. State governments are also charged with monitoring and administering certain portions of the Act. Each state is required to set guidelines that at least equal the federal standards.

 In 1993, the EPA issued its final allocation of emission allowances. Boardman was assigned sufficient allowances to operate after the year 2000 at a 60 to
  67% capacity factor without having to further reduce emissions. PGE has purchased additional allowances and anticipates being able to operate the plant at a normal 85% capacity factor. Centralia will be required to reduce emissions by the year 2000, and the owners are examining several options such as installing scrubbers, converting to lower-sulfur coal or natural gas, or purchasing emission allowances. It is not anticipated that Colstrip will be required to reduce emissions because it utilizes scrubbers. However, future legislation, if adopted, could affect plant operations and increase operating costs or reduce coal-fired capacity.

  Boardman's  air  contaminant discharge permit, issued  by  the  DEQ,  has  no
 limitations on power  production.   This  permit expires in the year 2000.
 The water pollution control facilities permit for Boardman expired in

 May 1991. The DEQ is processing the permit application and renewal is expected. In the interim, Boardman is permitted to continue operating under the terms of the original permit.

 DEQ air contaminant discharge permits for the combustion turbine generators at Bethel expired in 1995 and were replaced by new federal permits. Bethel was one of the first plants in the nation to successfully pass the more rigorous federal permitting process. DEQ still limits night operations to one unit due to noise considerations. Maximum plant operations are allowed during the day. The combustion turbines are allowed to operate on either natural gas or oil.

  PGE is no longer accepting oil shipments by river for its Beaver plant in order to eliminate the risk of an oil spill into the Columbia River. Instead, the rail off-loading facility has been upgraded. This plant is normally fired by natural gas, and only small amounts of oil are used.

 ENVIRONMENTAL CLEANUP
 PGE is involved with others in the environmental clean-up of PCB contaminants at various sites as a potentially responsible party (PRP). The clean-up effort is considered complete at several sites which are awaiting consent orders from the appropriate regulatory agencies. Future clean-up costs associated with these sites are not expected to be material.

 PORTLAND GENERAL HOLDINGS, INC. - NONUTILITY BUSINESSES

 GENERAL

  Holdings is a wholly owned subsidiary of Portland General and is the parent company of Portland General's subsidiaries presently engaged in leveraged leasing and administrative services for electric futures trading. Holdings has provided organizational separation from PGE and financial flexibility and support for the operation of non-utility businesses. The assets and businesses of Holdings are primarily its investments in its subsidiaries.

 LEASING

 COLUMBIA WILLAMETTE LEASING
 CWL acquires and leases capital equipment on a leveraged basis. During 1995, CWL made no new investments in leveraged leases. CWL's investment portfolio consists of six commercial aircraft, two container ships, 5,500 containers, coal, tank, and hopper railroad cars, a truck assembly plant, an acid treatment facility, and a wood chipping facility, totaling $153 million of net investment. No new investments are expected or planned for the foreseeable future.

 ELECTRICITY TRADING ADMINISTRATIVE SERVICES

 TULE HUB SERVICES COMPANY (TULE)
   Tule, incorporated in Oregon during 1994, was created to provide administrative services to facilitate the trading of electric energy at COB. Tule is modeled after similar companies in the crude oil and natural gas industries that evolved as a result of deregulation and the trading of related futures contracts. Tule has been working with the operators of the interconnected transmission lines to develop and test a transfer service which will verify and reconcile the title transfers occurring among the various buyers and sellers at COB. This will facilitate the trading of electricity for power marketers by providing record-keeping while protecting competitive information.

 INDEPENDENT POWER

 INVESTMENT IN BONNEVILLE PACIFIC CORPORATION
 In October 1990, Holdings purchased 20% of the common stock of Bonneville Pacific, an independent power producer headquartered in Salt Lake City, Utah. Over the next six months, Holdings purchased additional shares of Bonneville
  Pacific common stock, increasing its investment to 46% of the outstanding stock. Holdings also has outstanding loans of $28 million to Bonneville
 Pacific and its subsidiaries. In November 1991, Portland General announced that it was halting further investments, and Holdings wrote off its equity investment in and loans to Bonneville Pacific. In addition, Holdings' representatives resigned from Bonneville Pacific's board of directors. These decisions were based in part on Bonneville Pacific underperforming expectations, the impairment of the investment in Bonneville Pacific and the inability of Bonneville Pacific to meet project sell-down commitments under the original purchase agreement. Bonneville Pacific has filed for protection under Chapter 11 of the Federal Bankruptcy Code. Holdings has instituted legal proceedings with regard to its investment in Bonneville Pacific.
  Numerous lawsuits have been filed in this matter by Bonneville Pacific and other parties since late 1991. See Note 14, Legal Matters, in the Notes to Financial Statements and Item 3, Legal Proceedings, for more information.

 ITEM 2.          PROPERTIES


 PORTLAND GENERAL CORPORATION

  Discussion regarding nonutility properties is included in the previous section.

 PORTLAND GENERAL ELECTRIC COMPANY

  PGE's principal plants and appurtenant generating facilities and storage reservoirs are situated on land owned by PGE in fee or land under the control of PGE pursuant to valid existing leases, federal or state licenses, easements, or other agreements. In some cases meters and transformers are located upon the premises of customers. The Indenture securing PGE's first mortgage bonds constitutes a direct first mortgage lien on substantially all utility property and franchises, other than expressly excepted property. The map below shows PGE's Oregon service territory and location of generating facilities:

                                    OREGON

 Generating facilities owned by PGE are set forth in the following table:


                                                                      PGE Net MW
                                                                      Capability
 FACILITY                Location                      Fuel
 WHOLLY OWNED:
   Faraday               Clackamas River               Hydro               44
   North Fork            Clackamas River               Hydro               52
   Oak Grove             Clackamas River               Hydro               44
   River Mill            Clackamas River               Hydro               23
   Pelton                Deschutes River               Hydro              108
   Round Butte           Deschutes River               Hydro              300
   Bull Run              Sandy River                   Hydro               22
   Sullivan              Willamette River              Hydro               16
   Beaver                Clatskanie, OR               Gas/Oil             500
   Bethel                Salem, OR                    Gas/Oil             116
   Coyote Springs        Boardman, OR                 Gas/Oil             241
                                                                                      PGE
 JOINTLY OWNED:                                                                    INTEREST
   Boardman              Boardman, OR                  Coal              330 @       65.0%
   Centralia             Centralia, WA                 Coal               33 @        2.5%
   Colstrip 3 & 4        Colstrip, MT                  Coal              288 @       20.0%
   Trojan                Rainier, OR                  Nuclear              - @       67.5%
                                                         TOTAL          2,117


 PGE holds five licenses  under the Federal Power Act which expire during the years 2001 to 2006
 for its hydroelectric generating plants. FERC requires that a notice of intent to relicense these projects be filed approximately five years prior to expiration of the license. PGE is actively pursuing the renewal of these licenses. The State of Oregon also has licensed all or portions of five hydro plants. For further information see the Hydro Relicensing discussion in
  Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Following  the  1993  closure,  PGE  was  granted  a  possession-only  license
  amendment  for  Trojan  by  the  NRC.   In  early  1995  PGE filed its Trojan
 decommissioning plan with the NRC. See Note 11, Trojan Nuclear Plant, in the Notes to the Financial Statements for further information.

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

  On August 2, 1993 an amended complaint was filed by the Bonneville Pacific bankruptcy trustee against Portland General, Holdings, certain individuals affiliated with Portland General or Holdings and over 50 other defendants unrelated to Portland General or Holdings. This complaint and another subsequent amended version were dismissed by the Court in whole or in part.
  The Trustee has currently on file his Fifth Amended Complaint. The complaint includes allegations of RICO violations and RICO conspiracy, collusive tort, civil conspiracy, common law fraud, negligent misrepresentation, breach of fiduciary duty, liability as a partner for the debts of a partnership, and other actionable wrongs. The Court has rejected the Trustee's previously filed damage study which is expected to be revised and refiled. The Portland General parties have again filed motions to dismiss. Arguments were heard in
  December 1994, and the motions are awaiting decision by the Court. No discovery cutoff or trial date has been set.

 PORTLAND GENERAL HOLDINGS, INC. V. DELOITTE & TOUCHE, ET AL, THIRD JUDICIAL DISTRICT COURT FOR SALT LAKE COUNTY

 On January 22, 1992, Holdings filed a complaint alleging Deloitte & Touche and certain individuals associated with Bonneville Pacific misrepresented the financial condition of Bonneville Pacific. The complaint alleges that
 Holdings relied on fraudulent statements and omissions by Deloitte & Touche and the individual defendants in acquiring a 46% interest in and making loans to Bonneville Pacific starting in September 1990. Holdings alleges, among other things, the existence of transactions in which generation projects developed or purchased by Bonneville Pacific were transferred at exaggerated valuations or artificially inflated prices to Bonneville Pacific's affiliated entities, Bonneville Pacific related parties or third parties. The suit claims that Bonneville Pacific's books, as audited by Deloitte & Touche, led
  Holdings to conclude wrongly that Bonneville Pacific's management was effective and could achieve the profitable sale of certain assets, as called for in Holdings' purchase agreement with Bonneville Pacific. Holdings is seeking approximately $228 million in damages.

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

                                    UTILITY

   PGE   V.   RONALD   EACHUS,   MYRON   KATZ,   NANCY   RYLES  (OREGON  PUBLIC
UTILITY COMMISSIONERS) AND THE OPUC, MARION COUNTY CIRCUIT COURT

 In July 1990 PGE reached an out-of-court settlement with  the  OPUC  on two of three  matters  arising from its 1987 rate case.  The settlement resolved the dispute regarding the treatment of certain investment tax credits and the 1986-1987 interim relief. The settlement did not resolve the issue related to the gain on PGE's sale of a portion of Boardman and the Intertie. On January 23, 1995, the judge affirmed the OPUC decision allocating 77% of the gain to customers over a 27-year period which PGE subsequently appealed. PGE withdrew its appeal in
 December 1995, pursuant to an agreement adopted in an OPUC rate order.
 Certain cross claims filed by the Utility
 Reform Project are still active in this case  which PGE will vigorously defend
  against.   See Note 13, Regulatory Matters, in the  Notes  to  Financial
 Statements for more details.

 UTILITY REFORM PROJECT V. OPUC, MULTNOMAH COUNTY CIRCUIT COURT

 On February 18, 1992 the Utility Reform Project (URP) filed a complaint in Multnomah County Oregon Circuit Court asking the OPUC to set aside and rescind
  OPUC Order No. 91-1781 which authorized PGE a temporary rate increase to recover a portion of the excess power costs incurred during the 1991 Trojan outage. URP and the OPUC agreed to stay the case pending OPUC hearings on the OPUC order. On February 22, 1992 the OPUC issued an order approving the rate increase. The case is currently under a stay. PGE has not intervened in this case.

 COLUMBIA STEEL CASTING CO., INC. V. PGE, PACIFICORP, AND MYRON KATZ, NANCY RYLES AND RONALD EACHUS, NINTH CIRCUIT COURT OF APPEALS

 On June 19, 1990 Columbia Steel filed a complaint  for  declaratory  judgment, injunctive relief and damages in U.S. District Court for the District of Oregon contending that a 1972 territory allocation agreement between PGE and PacifiCorp, dba Pacific Power & Light Company (PP&L), which was subsequently approved by the OPUC and the City of Portland, does not give PGE the exclusive right to serve them nor does it allow PP&L to deny service to them. Columbia Steel is seeking an unspecified amount in damages amounting to three times the excess power costs paid over a 10-year period.

 On July 3, 1991 the Court ruled that the Agreement did not allocate customers for the provision of exclusive services and that the 1972 order of the OPUC approving the Agreement did not order the allocation of territories and customers. Subsequently, on August 19, 1993 the Court ruled that Columbia Steel was entitled to receive from PGE approximately $1.3 million in damages which represented the additional costs incurred by Columbia Steel for electric service from July 1990 to July 1991, trebled, plus costs and attorney's fees.

 PGE appealed to the U.S. Court of Appeals for the Ninth Circuit which on
 July 20, 1995, issued an  opinion  in favor of PGE, reversing the judgment and
 ordering judgment to be entered in favor  of  PGE.   Columbia  Steel  filed  a
  petition  for  reconsideration  which  the  court  has  not yet ruled on.


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

  SOUTHERN CALIFORNIA EDISON COMPANY V. PGE, U.S. DISTRICT COURT FOR THE DISTRICT OF OREGON

 On August 3, 1994, Southern California  Edison  (SCE)  filed  a  complaint  in
  Multnomah County Circuit Court in Portland, Oregon claiming PGE's decision to close Trojan violated the terms of a long-term firm power sales and exchange agreement entered into in 1986. The 25-year contract is for 75 MW of firm energy and capacity plus a 225-MW seasonal exchange. Under the agreement SCE is obligated to pay to PGE a reservation fee for system capacity, seasonal exchange and other services equal to $16.9 million annually. SCE is seeking termination of the agreement and damages including a return of payments made to PGE from the date of PGE's alleged default (approximately $51 million).

 PGE  successfully  moved  for  summary  judgment on all of plaintiff's claims.
  Judgment dismissing all of those claims with prejudice was entered on September 12, 1995. Plaintiff has filed a notice of appeal.

 UTILITY REFORM PROJECT AND DON'T  WASTE  OREGON  COUNCIL  V.  ENERGY  FACILITY
  SITING COUNCIL, PORTLAND GENERAL ELECTRIC COMPANY AND OREGON DEPARTMENT OF FISH AND WILDLIFE, SUPREME COURT OF THE STATE OF OREGON

 On November 16, 1994 and November 17, 1994, URP and Don't Waste Oregon Council
 (DWOC), respectively, filed Petitions for Judicial Review of the order of the EFSC granting a site certificate for the Coyote Springs Generation Plant. The Petitions have been consolidated. URP and DWOC seek to have the order remanded to EFSC for reconsideration. They allege that EFSC did not adequately address standards related to the need for power and financial assurances, and erred in its treatment of certain confidential information.
In November 1995, the Court upheld the EFSC decision granting the Coyote Springs Site Certificate and subsequently denied a petition for reconsideration.

 CITIZEN'S UTILITY BOARD OF OREGON V. PUBLIC UTILITY COMMISSION OF OREGON, COURT OF APPEALS FOR THE STATE OF OREGON, JANUARY 1995

  The Citizen's Utility Board (CUB) appealed a 1994 ruling from the Marion County Circuit Court which upheld the order of the OPUC in its Declaratory Ruling proceeding (DR-10). In the DR-10 proceeding, PGE filed an Application with the OPUC requesting a Declaratory Ruling regarding recovery of the Trojan investment and decommissioning costs. On August 9, 1993 the OPUC issued the declaratory ruling. In its ruling, the OPUC agreed with an opinion issued by the Oregon Department of Justice (Attorney General) stating that under current law, the OPUC has authority to allow recovery of and a return on Trojan investment and future decommissioning costs.

 UTILITY REFORM PROJECT AND COLLEEN O'NEIL V. OPUC, MULTNOMAH COUNTY OREGON CIRCUIT COURT, MARCH 1995

 The URP filed an appeal of the OPUC's order in PGE's general rate case.  Among other things, the OPUC order granted PGE full recovery of Trojan Decommissioning costs and 87% of its remaining investment in the plant. URP alleges that the OPUC lacks authority to allow PGE to recover Trojan costs through its rates. The complaint seeks to remand the case back to the OPUC and have all costs related to Trojan immediately removed from PGE's rates.

  CITIZENS UTILITY BOARD OF OREGON V. PUBLIC UTILITY COMMISSION OF OREGON, MARION COUNTY OREGON CIRCUIT COURT, APRIL 1995

 The CUB filed an appeal challenging the portion of the OPUC's order in PGE's general rate case authorizing PGE to recover a return on its remaining investment in Trojan. CUB alleges that the OPUC's decision is not based upon evidence received in the rate case, is not supported by substantial evidence in the record of the case, is based on an erroneous interpretation of law and is outside the scope of the OPUC's discretion, and otherwise violates constitutional or statutory provisions. CUB seeks to have the order modified, vacated, set aside or reversed.

 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.


EXECUTIVE OFFICERS  OF  PORTLAND  GENERAL  CORPORATION  AND  PORTLAND  GENERAL
 ELECTRIC (*)


            NAME                AGE                             BUSINESS     EXPERIENCE

PGC/PGE

Ken L. Harrison                  53  Appointed to current position of Chairman of the Board and Chief Executive
  Chairman of the Board, Chief       Officer on December 1, 1988 and President of Portland General since August
  Executive Officer                  4, 1992.  Served as President of Portland General Electric from June 1987 until
  President                          September 1989.  Reappointed President of PGE on January 1, 1996.


 Alvin Alexanderson              48  Appointed to current position on December 12, 1995.  Served as Vice President,
  Senior Vice President              Rates and Regulatory Affairs from February 1991 until appointed to current
  General Counsel and Secretary      position.  Previously served as President of Portland General Exchange from May
                                     1988 until February 1991.

 Joseph M. Hirko                 39  Appointed to Senior Vice President on September 12, 1995.  Has served as
  Senior Vice President              Vice President-Finance, Chief Financial Officer and Chief Accounting Officer
  Chief Financial Officer            since December 1991.  Served as Treasurer beginning in June 1989.  Served as Vice
                                     President,  Portland General Financial Services, Inc. from November 1985 until
                                     June 1989.

 Donald F. Kielblock             54  Appointed to current position on October 4, 1989.  Previously served as General
  Vice President - PGC/PGE           Manager, Information Services of PGE until appointed to current position.
  Human Resources


 PGE

 David K. Carboneau              49  Appointed to current position on January 1, 1996.  Served as Vice President,
  Vice President                     Thermal and Power Operations from September 12, 1995 until appointed to current
  Information Technology             position.  Previously served as Vice President, Administration from October 1992 to September 1995.  Served as Vice President, Information Resources from October
                                     1989 to October 1992.  For four years prior to October 1989, served as an executive officer of PGE.

 Richard E. Dyer                 53  Appointed  to  current  position  on  September  12,  1995.   Previously served as Vice
  Senior  Vice President             President and General Manager of Power Resources and Marketing from August
  Power Supply                       1994 until appointed to current position.  Served as Vice President, PGE Marketing and Supply from July 1991 to August 1994.  Served as PGC Vice President and
                                     Assistant to the Chairman of the Board from October 1990 until July 1991.

 Peggy Y. Fowler                 44  Appointed to current position on September 12, 1995.  Served as Vice President,
  Senior Vice President              Distribution and Power Production from January 1990 until appointed to current
  Energy Services                    position.  Served as General Manager, Hydro Production and Transmission from
                                     September 1989 to January 1990.

 Frederick D. Miller             54  Appointed to current position on October 15, 1992.  Served as Director  of
  Vice President                     Executive Department, State of Oregon, from 1987 until appointed to current
  Public Affairs and Corporate       position.
  Services



  (*) Officers are listed as of January 31, 1996. The officers are elected to serve for a term of one year or until their successors are elected and qualified.

                                    Part II



 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS


 PORTLAND GENERAL CORPORATION

 Portland General's common stock is publicly held and traded on the New York and Pacific Stock Exchanges. The table below reflects the dividends on
  Portland General's common stock and the stock price ranges as reported by THE WALL STREET JOURNAL for 1995 and 1994.

                                   1995                               1994
 QUARTER            1ST       2ND      3RD     4TH      1ST      2ND      3RD      4TH

 High              20-7/8   23-1/4   25-3/4   29-1/4   20-1/2   18-7/8   18-1/4   19-3/4

 Low               18-7/8   20-1/4   21-5/8   25-1/4   17-1/4   16-3/8   16-1/2   16-1/2

 Closing price     20-7/8   22-3/8   25-5/8   29-1/8   17-1/2   17       16-7/8   19-1/4

 Cash dividends
 declared (cents)  30       30       30       30       30       30       30       30


 The approximate number of shareholders of record as of December 31, l995 was 42,051.


 PORTLAND GENERAL ELECTRIC COMPANY

 PGE is a wholly owned subsidiary of Portland General.   PGE's  common stock is
 not publicly traded. Aggregate cash dividends declared on common stock were as follows (thousands of dollars):

                       QUARTER           1995           1994
                       First           $11,545        $15,393
                       Second           11,545         15,393
                       Third            13,682         12,828
                       Fourth           13,684         12,828

  PGE is restricted, without prior OPUC approval, from making any dividend distributions to Portland General that would reduce PGE's common equity capital below 36% of total capitalization.

 ITEM 6.     SELECTED FINANCIAL DATA



 PORTLAND GENERAL CORPORATION

                                                     FOR THE YEARS ENDED DECEMBER 31
                                      1995          1994          1993          1992            1991
                                              (thousands of dollars except per share amounts)

 Operating Revenues                 $983,582      $959,409      $946,829      $883,266         $889,876
 Net Operating Income                195,576       154,296       158,181       163,500          136,531
 Income (loss) from Continuing
  Operations                          81,036{1}     93,058        89,118        89,623          (20,698){2}
 Gain (loss) from Discontinued
  Operations{3}                            -         6,472             -             -          (29,169)
 Net Income (loss)                  $ 81,036{1}   $ 99,530      $ 89,118      $ 89,623         $(49,867)
 Earnings (loss) per Average
  Common Share
   Continuing Operations              $ 1.60        $ 1.86        $ 1.88        $ 1.93{4}        $ (.43){4}
   Discontinued Operations{3}              -           .13             -             -             (.63)

                                      $ 1.60        $ 1.99        $ 1.88        $ 1.93{4}        $(1.06){4}

 Dividends Declared
  per Common Share                    $ 1.20        $ 1.20        $ 1.20        $ 1.20           $ 1.20

 Total Assets                     $3,448,017    $3,559,271    $3,449,328    $3,140,625       $3,092,596
 Long-Term Obligations{5}            930,556       885,814       912,994       937,938          967,968


 PORTLAND GENERAL ELECTRIC COMPANY

                                             FOR THE YEARS ENDED DECEMBER 31
                               1995            1994          1993         1992        1991
                                                  (thousands of dollars)

 Operating Revenues           $981,628        $958,955     $944,531     $880,098     $885,578
 Net Operating Income          195,186         153,208      154,200      160,037      139,257
 Net Income                     92,787{1}      106,118       99,744      105,562       74,075

 Total Assets               $3,245,597      $3,354,151   $3,226,674   $2,920,980   $2,912,254
 Long-Term Obligations{5}      930,556         855,814      872,994      887,938      887,952




 NOTES TO THE TABLES ABOVE:
 1 Includes a loss of $50 million from regulatory disallowances.
 2 Includes a loss of $74 million from independent power.
 3 Reflects the results of real estate operations  which Portland General discontinued in 1989.
 4 Includes $.02 for tax benefits from ESOP dividends.
 5 Includes long-term debt, preferred stock subject to mandatory redemption requirements and long-term capital lease obligations.



 ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

 GENERAL

 Portland General reported 1995 earnings of $81 million or $1.60 per share, compared to $100 million or $1.99 per share for 1994. 1995 results include a $50 million after-tax charge to income related to the OPUC's rate orders disallowing certain deferred power costs and 13% of PGE's remaining investment in Trojan. 1994 earnings include the restoration to income of $6 million, after tax, of previously recorded real estate reserves. Excluding the effect of the regulatory disallowances, income from continuing operations would have been $131 million compared to $93 million in 1994.

 PGE ACCOUNTS FOR SUBSTANTIALLY ALL OF PORTLAND GENERAL'S ASSETS, REVENUES AND NET INCOME. THE FOLLOWING DISCUSSION FOCUSES ON PGE UTILITY OPERATIONS, UNLESS OTHERWISE NOTED.

 1995 COMPARED TO 1994
 Strong operating earnings reflected the benefits of low variable  power  costs due to improved hydro conditions, lower natural gas prices and a competitive wholesale market. The Company also benefited from continued sales growth and a retail price increase.

 Retail revenues increased $32 million, or nearly 4%, due largely to the Company's general rate increase and continued load growth. An average 5%
general rate increase effective April 1, coupled with a 263,000 MWh increase in energy sales, resulted  in  $45  million of additional revenue.
 An increase in retail  customers of 14,600 and a continuing strong local economy resulted in weather-adjusted load growth of 2.8%. Industrial customers contributed the major portion of load growth for the year due to the recent expansion of high-technology and supporting industries in the region. Weather-adjusted load for residential customers increased 1.2% over last year. Over 12,900 residential customers were added during 1995.
  Retail revenue increases were partially offset by warmer than normal weather during winter heating months which decreased residential demand for energy, and a decrease in accrued revenues, a result of fewer power cost deferrals and SAVE incentive revenues.

 Wholesale sales contributed $95 million or approximately 10% of total operating revenues. The Company's aggressive marketing efforts resulted in a
  25%  increase  in   sales; however, revenues declined $11 million as average
 prices decreased 28%.

 Variable power costs fell $54 million, or 15%, despite increased Company load as the average cost of power decreased from 19.1 to 15.9 mills (10 mills = 1 cent). Improved hydro conditions, mild weather, cheaper natural gas, and competition among suppliers all contributed to abundant and low-cost supplies of secondary energy in the region. Company hydro generation increased 20%, or 412,000 MWh, reflecting good water conditions on the Clackamas River system similar to those experienced throughout the

 West.   Energy purchases were up 28% due to increased loads and thermal displacement, while abundant supplies of energy drove secondary prices below 1994 levels. Secondary purchases averaged 11.3 mills, ranging from 1.8 to 28 mills, compared to an average 20.1 mills in 1994.

 Throughout the year PGE was able to economically dispatch or displace thermal generation in response to movements in the cost of short-term power. Low-cost hydro significantly displaced PGE thermal generation, which decreased 32% from 1994. Beaver generated electricity at 38% lower cost due to favorable gas prices.

                RESOURCE MIX/VARIABLE POWER COSTS
                                                                 Average Variable
                                   Resource Mix               Power Cost (Mills/KWh)
                             1995               1994           1995           1994
 Generation                   36%                47%            8.0            10.6
 Firm Purchases               39%                33%           22.7            25.7
 Secondary Purchases          25%                20%           11.3            20.1
   Total                     100%               100%           15.9            19.1


  Operating expenses (excluding variable power costs, depreciation and income taxes) were $10 million, or 4%, higher primarily due to storm damages incurred in December 1995. A combination of wind and ice storms caused a record number of customer outages in PGE's service territory. Repair efforts to restore customers' service included around the clock efforts from PGE personnel and contract crews at a total cost exceeding $10 million, of which PGE is self-insured for the first $5 million.

  A March 1995 general rate order disallowed recovery of 13% of PGE's Trojan investment resulting in a $37 million after-tax charge to income. PGE also recorded a $13 million after-tax third quarter loss as a result of an OPUC order which disallowed recovery of a portion of the Company's deferred power costs. For further information on the OPUC order, see Note 13, Regulatory Matters.

  Depreciation  increased  $10  million,  or   8%,  largely  due  to  higher
 depreciation rates effective with the Company's general rate increase. Income taxes increased $18 million primarily due to an increase in before-tax operating income. The Company benefited from a one-time state tax refund of approximately $4 million which contributed to a lower effective tax rate for the year.

 The construction of Coyote Springs accounted for the increases in capitalized interest during each year, which partially offset a corresponding increase in interest expense. Income also includes a $5 million charge for increased charitable donations.

 1994 COMPARED TO 1993
 Portland  General's  1994  earnings of $100 million, $1.99 per share, compared favorably to 1993 earnings of $89 million, $1.88 per share. In 1994 previously recorded real estate reserves of $6 million, after tax, or $.13 per share, were restored to income as a result of the substantial completion of divestiture of real estate investments. Income from continuing operations was $93 million compared to $89 million in 1993.

 Customer growth and increased wholesale  activity  resulted  in  strong energy sales  for  the year. KWh sales increased 8% over the prior year, adding  $60
 million to revenues.   Weather-adjusted  retail  load grew approximately 2.5%
  with the addition of nearly 13,700 retail customers. Wholesale kWh sales escalated 69% reflecting the availability of low cost power for resale and the Company's active wholesale marketing of energy throughout the western United States.

 Accrued revenues of $19 million, relating to power cost deferrals, were down substantially from $67 million in 1993. PGE deferred for later collection a portion of incremental Trojan replacement power costs for nine months during 1993. Nuclear cost savings allowed PGE to operate the last nine months of 1994 without the need for additional power cost deferrals.

An  8%  increase  in  total  sales combined with a 14% decline in PGE's hydro generation contributed to a $35  million  increase  in  variable  power costs.
  Strong performance at PGE's thermal generating facilities allowed PGE to generate 47% of its total system load compared to 42% in 1993. Generation at coal fired plants increased 20%, with all plants producing above 1993 levels. Despite the increased generation at its thermal plants, average fuel
  costs decreased  by  4%  due  to  low  natural  gas  prices.   These  factors
 contributed to a reduction in total average variable power costs to 19.1 mills/kWh from 19.4 mills/kWh in 1993.

   Operating   expenses   (excluding   variable  power   costs,   depreciation,
  and  amortization)  decreased  by  $24  million.   Continued
 emphasis on cost reductions at Trojan resulted  in  $30  million  in decreased nuclear operating expenses. Since plant closure in 1993, the number of PGE nuclear employees has dropped from 984 to 166 and correspondingly annual nuclear operating expenses have declined from approximately $96 million to
  $15 million. Increases in operating costs on PGE's distribution system partially offset nuclear cost savings.

  The $4 million increase in other income reflected an increase in accrued interest on deferred power costs and a gain on the sale of non-utility property, partially offset by provisions for litigation costs. Allowance for funds used during construction increased $4 million, primarily due to the level of construction expenditures at Coyote Springs in 1994, which helped offset increased interest costs on short-term borrowings.


                              FINANCIAL CONDITION

 During 1995 regulatory actions resulted in the write-down and elimination of certain regulatory assets and liabilities. The March 1995 general rate order, discussed in Note 13, Regulatory Matters, resulted  in the write-down of 13% of PGE's investment in Trojan.
 Continued amortization and the regulatory offset of $20 million, discussed below, also contributed to the decrease in the Trojan investment balance.

 In November 1995 the Company placed Coyote Springs in service.
 Concurrently, a rate proceeding was finalized which provided recovery of the fixed and capital costs of the plant.

  The November 1995 proceeding also approved partial recovery of PGE's outstanding power costs deferrals, recorded as unbilled and accrued revenues.
 The order adopted
 the Company's proposal to offset the uncollected balances of all power cost deferrals approved for recovery, a portion of the Trojan Investment, and certain other regulatory assets against the Company's $117 million deferred gain remaining from the 1985 sale of a portion of
 Boardman and the Intertie. See Note 13, Regulatory Matters, in the Notes to the Financial Statements for additional discussion regarding the November 1995 order.


                                   CASH FLOW

 PORTLAND GENERAL CORPORATION
 Portland General requires cash to pay dividends to its common stockholders, to provide funds to its subsidiaries, to meet debt service obligations and for day-to-day operations. Sources of cash are dividends from PGE, asset sales, leasing rentals, short- and intermediate-term borrowings, and the sale of Portland General's common stock.

  During 1995, Portland General discontinued its commercial paper program.   In
 order to meet periodic liquidity and operational needs, Portland General has maintained a one-year credit facility of $15 million from which no borrowings were made during 1995.
 As of year-end 1995 Portland General had $30 million of debt which matures in 1996.

  Portland General received $50 million in dividends from PGE. In addition, Portland General received $10 million in proceeds from the issuance of new shares  of  common stock under its Dividend Reinvestment  and

  Optional  Cash
 Payment Plan (DRIP).   Beginning  in November 1995 Portland General began open
 market purchases of common stock for the DRIP program rather than issuing new shares.


 PORTLAND GENERAL ELECTRIC COMPANY

 CASH PROVIDED BY OPERATIONS is used to meet the day-to-day cash requirements of PGE. Supplemental cash is obtained from external borrowings as needed.

  A significant portion of cash from operations comes from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash. Improved cash flow for the current year reflects the Company's general price increase  and  lower variable power costs.  Cash  flows  were  not  adversely affected by the $50 million non-cash charge to income for regulatory disallowances. 1994 cash flows were affected by a $20 million tax prepayment related to a 1985 WNP-3 abandonment loss deduction which was challenged by the IRS. During 1995 Portland General reached a settlement with the IRS regarding the deduction. The settlement did not materially affect the
   Company's cash requirements (see Note 3, Income Taxes, for further information).

 INVESTING ACTIVITIES include generation, transmission and distribution facilities improvements, as well as energy efficiency programs. 1995 capital expenditures of $232 million were primarily for the expansion and upgrade of its transmission and distribution system and completion of Coyote Springs. Annual capital expenditures are expected to be approximately $170 million over the next few years. The majority of anticipated capital expenditures are for improvements to the Company's expanding distribution system to support the addition of new customers to PGE's service territory.

  The Company plans to proceed with obtaining required site permits for potential new generating resources but does not anticipate new construction in the foreseeable future. The Company will continue to make energy efficiency expenditures but at approximately 50% of 1995 levels.

 FINANCING ACTIVITIES provide supplemental cash for day-to-day operations and capital requirements as needed. During 1996 internal funding is expected to cover the Company's capital expenditures.

  PGE maintains varying levels of short-term debt, primarily in the form of commercial paper, which serve as the primary form of daily liquidity with
  1995 balances ranging from $30 million to $170 million. PGE has committed borrowing facilities totaling $200 million which are used primarily as backup for PGE's $200 million commercial paper facility. In July 1995, PGE extended the life of its $200 million credit facility to five years and reduced the annual commitment fee to ensure adequate liquidity and take advantage of an attractive market for credit.

  In  1995  PGE redeemed $80 million of preferred stock including a $10 million
 sinking fund  payment.   To  fund  the  redemption,  PGE issued $75 million of
 Junior Subordinated Deferrable Interest Debentures due 2035, which are listed on the NYSE.

 In May 1995 PGE issued $75 million of medium term notes secured by its First Mortgage Bond Indenture with maturities ranging from 5 to 12 years. Concurrently with the issuance of the debt, PGE settled two outstanding forward interest rate swap agreements, each with a notional amount of $25 million, which were initiated in November 1994. The termination resulted in a $5 million payment which was deferred and will be amortized over the average life of the bonds issued.

 PGE filed a shelf registration statement for $250 million providing for the issuance of secured debt as well as unsecured senior and junior debentures. The registration statement allows for the debt to be issued for terms ranging from nine months to 40 years as either fixed or floating rate debt. With the issuance  of the $75 million
  of debentures discussed above, PGE currently has $175 million of debt issuance capacity under its existing shelf registration.

 The issuance of additional preferred stock and First Mortgage Bonds requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds.
  As of December 31, 1995, PGE could issue $408 million of preferred stock and $455 million of additional First Mortgage Bonds.

 In January  1996  the  Company   issued  a $35 million variable rate note to a
  commercial bank maturing in January 1997 to fund the early redemption of 7.75% and 7.95% First Mortgage Bonds.


                        FINANCIAL AND OPERATING OUTLOOK

 COMPETITION
 The Energy Policy Act of 1992 (Energy Act) set the stage for change in federal and state regulations aimed at increasing both wholesale and retail competition in the electric industry. The Energy Act eased restrictions on independent power production and granted authority to FERC to mandate open access for the wholesale transmission of electricity.

 FERC has taken steps to provide a framework for increased  competition  in the
  electric  industry.   In March 1995 it issued a Notice of Proposed Rulemaking
 (NOPR) regarding non-discriminatory open access transmission requirements for all public utilities. The proposed rules address several issues including stranded asset recovery and open access transmission of electricity. If adopted, the proposed open access transmission requirements would give wholesale competitors access to PGE's transmission facilities and, in turn, give PGE access to others' transmission facilities. PGE filed an open access transmission tariff with FERC but has not yet received an order.

 Since the passage of the Energy Act, various  state  utility  commissions have addressed proposals which would gradually allow customers direct access to generation suppliers, marketers, brokers and other service providers in a competitive marketplace for energy services. Although presently operating in a cost-based regulated environment, PGE expects increasing competition from other forms of energy and other suppliers of electricity. While the Company is unable to determine the future impact of increased competition, it believes that ultimately it will result in reduced wholesale and retail prices.


 OREGON REGULATORY ENVIRONMENT
 The OPUC is approaching  the  issues  of  retail  competition  on an informal, utility-by-utility basis, rather than through generic, broad-based proceedings. The OPUC has had a long-standing policy of allowing special contracts for customers  that  have  competitive  options, and  many  of PGE's largest customers receive power under such contracts. In addition, the OPUC approved an innovative rate schedule under which PGE is sharing some of the risks and rewards of a more competitive wholesale market with large industrial and commercial customers not already under special contract. The OPUC is exploring performance-based ratemaking in a rate case for another Oregon investor-owned utility and, with regard to PGE, has expressed interest in receiving proposals for accelerated recovery of regulatory assets.

 Recent rate orders have substantially reduced the Company's regulatory risks, particularly the uncertainty associated with the recovery of various regulatory assets. The OPUC approved recovery of 87% of PGE's remaining investment in Trojan and full recovery of Trojan's decommissioning costs (see
  Item 3, Legal Proceedings, for discussion on legal challenges to the OPUC's authorization). The OPUC also approved a proposal under which PGE simultaneously eliminated  certain regulatory assets and liabilities (see
 Note 13, Regulatory Matters, for further discussion of 1995 rate orders).

 It remains to be determined what effect future competitive factors may have on retail rates in Oregon and the Company's ability to fully recover remaining regulatory assets.

 CUSTOMER GROWTH AND ENERGY SALES
 The growth of PGE's retail customer  base  by  over  14,600  contributed to an average 2.8% increase in weather-adjusted retail kWh sales. The Company continues to benefit from consistent growth in its residential customer class.
  During 1995, the addition of approximately 12,900 residential customers resulted in a 1.2% load growth for this customer class. Over the past 10 years increases in the number of residential customers has resulted in an average annual residential load growth of 1.2%.

 In 1995, industrial  customers  expanded  their  demand for energy by  4.9%, making them the most rapidly growing customer class within PGE's service territory. Above average growth in this class is expected to contribute to an overall retail load growth of approximately 4.6% in 1996.

 COMMODITY PRICE RISK MANAGEMENT
 The Company is exposed to market risk arising from the need to purchase fuel for its generating units (both natural gas and coal) as well as the direct purchase and sale of wholesale electricity in support of its retail and wholesale markets. PGE operates without a power cost adjustment tariff, and therefore adjustments for power costs above or below those used in existing general tariffs are not automatically reflected in retail customers' rates. Through the formation of the trading floor, PGE has integrated its wholesale marketing, fuels, power operations and price risk management functions. This has led to a more efficient energy production and procurement process, as well as an expansion of the Company's ability to offer its customers a variety of energy solutions and pricing. This expansion of product offerings, in conjunction with the development of a broader, more competitive wholesale electricity market, means the Company must actively manage its market price risk.

 The Company uses financial instruments, such as commodity futures, options, forwards and swaps, to hedge the price of natural gas and electricity and reduce the Company's exposure to market fluctuations in the price of natural gas and electricity. In addition to hedging activities, Company policy has been expanded to allow for the use of financial instruments for trading purposes in support of Company operations although no trading of financial instruments was done during the year. In 1995, transactions consisted primarily of fixed for floating swap agreements where the Company receives or makes payments based on the differential between a specified price and the actual price of natural gas or electricity.
Swap contracts
 generally require monthly cash settlements over the term of the  contract.
 The Company is exposed to credit risk in the event of non-performance by the counterparties and has established guidelines to mitigate that risk.

 POWER & FUEL SUPPLY
  PGE's base of hydro and thermal generating capacity provides the Company with the flexibility needed to respond to seasonal fluctuations in the demand for electricity both within its Oregon service territory and from its wholesale customers. PGE plans to generate 35% of its energy requirements during 1996, approximately the same level achieved during 1995.

 PGE maintains flexibility in fuel supply contracts to allow for the economic dispatch of PGE's thermal resources in conjunction with hydro operations and the current market price of wholesale power. The Company benefits from a strategic location which places it adjacent to two competing natural gas
   pipelines  with  access  to  three  significant  producing   basins.    Firm
 transportation on both pipelines provides an adequate supply of natural gas to meet plant generating capacities. In addition, the Company maintains a flexible portfolio of physical supply which relies heavily on short-term agreements and spot-market purchases to fuel plant operations.

 During 1995 the Company relied on wholesale purchases to supply approximately 64% of its energy needs, and PGE expects to purchase approximately 65% of its 1996 load requirements. PGE has long-term power contracts with four hydro projects on the mid-Columbia River which provide PGE with 590 MW. Early predictions of 1996 water conditions indicate they will be about normal; however, efforts to restore salmon runs on the Columbia and Snake Rivers may affect the supply and price of purchased power (see Restoration of Salmon Runs below). Additional factors that could affect purchased power include weather conditions in the Northwest during winter months and in the Southwest during summer months, as well as the performance of major generating facilities in both regions.

  PGE has increasingly relied upon short-term purchases to meet its energy needs. The Company anticipates that an active wholesale market and surplus of generating capacity within the WSCC (see the Power Supply discussion under Item 1, Business, for further information regarding the WSCC) should provide sufficient wholesale energy available at competitive prices to supplement Company generation and purchases under existing firm power contracts.

  RESTORATION OF SALMON RUNS - Several species of Snake River salmon are protected as threatened under the Endangered Species Act (ESA). The federal government has taken emergency actions that have reduced the amount of electricity generated at the Columbia and Snake River dams in an attempt to save the endangered fish. In January 1995 the National Marine Fisheries Service (NMFS) released a draft plan calling for altering the management of federal dams and reservoirs in the Columbia River basin in order to protect dwindling salmon stocks. The plan takes steps to boost river flows while young salmon are migrating and further reduces the water available for generation.  The  release  of  the NMFS final plan is scheduled for early 1996 and is expected to call for salmon protection measures similar to those adopted by the draft plan. NMFS is empowered by the ESA to require salmon protection measures by the U.S. Bureau of Reclamation and the U.S. Army Corps of Engineers which operate the federal dams.

  The Columbia River and its tributaries produce nearly two thirds of the electricity used in the region. PGE purchases power from many sources, including the mid-Columbia dams. Reductions in the amount of water allowed to flow through the dams' turbines reduce generation and increase the cost of
 power  available  to  purchase  on a non-contract, or secondary, basis.   The
 attempt to improve fish passage by releasing more water from the reservoirs in the spring and summer could mean less water available in the fall and winter when the demand for electricity in the Pacific Northwest is the highest and could lead to higher power costs.

 HYDRO RELICENSING
 PGE HYDRO - PGE's hydroelectric plants are some of the Company's most valuable resources supplying economical generation and flexible load following capabilities. Company-owned hydro generation produced 2.4 million MWh of renewable energy in 1995, meeting 11% of PGE's load. PGE's hydroelectric plants, which operate under federal licenses, will be up for renewal between the years 2001 and 2006. The license for the 408-MW Pelton/Round Butte project - the Company's largest hydro resource - is the first up for renewal. PGE will file a notice of intent with FERC officially beginning the anticipated minimum five year relicensing process. Should the relicensing process not be completed prior to the expiration of the original license, annual licenses will be issued, usually under the original terms and conditions.

  The relicensing process includes the involvement of numerous interested parties such as governmental agencies, public interest groups and communities, with much of the focus on environmental concerns. PGE has already performed many pre-filing activities including nearly 50 public meetings with such groups.  The cost of relicensing includes legal and filing fees as well as the cost  of  environmental  studies, possible fish passage measures and  wildlife habitat enhancements. Relicensing cost may be a significant factor in determining whether a project remains cost-effective after a new license is obtained, especially for smaller projects. Although FERC has never denied an application or issued a license to anyone other than the incumbent licensee, this is no assurance that a new license will be granted.

MID-COLUMBIA HYDRO - PGE's long-term power purchase contracts with certain public utility districts in the state of Washington expire between 2005 and 2017. Certain Idaho Electric Utility Co-operatives have initiated proceedings with FERC seeking to change the allocation of generation from the Priest Rapids and Wanapum dams between electric utilities in the region upon expiration of the current contracts. FERC is expected to rule on the matter during 1996.
PGE will seek renewal of these contracts under terms and conditions similar to the original. However, an unfavorable FERC ruling could result in a reduction of the amount of power from the two projects that PGE could acquire beyond the expiration dates of the current contracts. For further information regarding the power purchase contracts on the mid-Columbia dams, including Priest Rapids and Wanapum, see Note 9, Commitments, in the Notes to Financial Statements.

NUCLEAR DECOMMISSIONING
 In January 1995 PGE submitted its Trojan decommissioning  plan  to the NRC and
  EFSC. The plan, which estimates PGE's cost to decommission Trojan at $358 million in nominal dollars (actual dollars to be spent in each year), represents a site-specific decommissioning estimate performed for Trojan by an engineering firm experienced in decommissioning nuclear plants. This estimate assumes that the majority of decommissioning activities will occur between 1997 and 2001, beginning with the removal of certain large plant components while construction of a temporary dry spent fuel storage facility is taking place. The plan anticipates final site restoration activities will begin in 2018 after PGE completes shipment of spent fuel to a USDOE facility (see Note
  11, Trojan Nuclear Plant, for further discussion of the decommissioning plan and other Trojan issues). PGE anticipates approval of its decommissioning plan during 1996 following the completion of a review process.
 During 1995, PGE successfully   completed  the  removal  and
 burial  of
 certain of Trojan's large components. Meanwhile, the Company is pursuing the licensing and planning issues in preparation for decommissioning activities to begin following plan approval.

 NEW ACCOUNTING STANDARDS
 SFAS No. 121, "Accounting for  the  Impairment  of Long-Lived Assets and Long-
  Lived Assets to be Disposed Of", imposes a stricter criterion for continuing to carry regulatory assets, requiring that such assets be probable of recovery at each balance sheet date. As of December 31, 1995, all regulatory assets are being collected in rates charged to customers.

 The Company's accounting policies conform to generally accepted accounting principles and consider the effects of ratemaking practices. The Company has recorded certain regulatory assets and is dependent upon the regulatory process to ensure that future revenues will be provided to recover these costs. In the event that all or a portion of the Company's operations are no longer subject to cost-based regulation (due to a change in regulation or the effects of competition), the Company could be required to recognize the impairment of and write down its long-lived assets to their fair value as well as write off any remaining regulatory assets.

SFAS No. 123, "Accounting for Stock-Based Compensation", effective in 1996, encourages companies to recognize compensation expense for the fair value of stock-based compensation. The Company has limited use of stock-based compensation and does not anticipate that the adoption of this standard will have a material impact on the financial position or results of operations or cash flows of the Company. For further information on the Company's stock compensation plans see Note 4, Common and Preferred Stock, in the Notes to Financial Statements.

 NONUTILITY
 BONNEVILLE PACIFIC LITIGATION - Portland General, Holdings, and certain affiliated individuals, along with others, have been named as defendants in a class action by investors in Bonneville Pacific and in a suit filed by the bankruptcy trustee for Bonneville Pacific. The class action includes allegations of various violations of federal and Utah securities laws and of the Racketeer Influenced and Corrupt Organizations Act (RICO). The suit by the bankruptcy trustee for Bonneville Pacific alleges RICO violations and RICO conspiracy, collusive tort, civil conspiracy, common law fraud, negligent misrepresentation, breach of fiduciary duty, liability as a partner for the debts of a partnership and other actionable wrongs.

 Holdings has filed a complaint seeking approximately $228 million  in  damages against Deloitte & Touche and certain parties associated with Bonneville Pacific alleging that it relied on fraudulent and negligent statements and omissions when it acquired a 46% interest in and made loans to Bonneville Pacific.

 A detailed report released in June 1992 by a U.S. Bankruptcy examiner outlined a number of questionable transactions that resulted in gross exaggeration of
  Bonneville Pacific's assets prior to Holdings' investment. This report includes the examiner's opinion that there was significant mismanagement and very likely fraud at Bonneville Pacific. For additional information and further details, see Note 14, Legal Matters, in the Notes to Financial Statements.

 Appendix (Electronic Filing Only)

 Omitted graphic material:

 Page 7 Retail Price v. Inflation graph comparing
 PGE retail price (cents per KWh) to Portland CPI:

                Retail Price        CPI

 1986           5.0                 108.2
 1987           4.93                110.9
 1988           4.77                114.7
 1989           4.69                120.3
 1990           4.57                127.4
 1991           4.69                134
 1992           4.79                139.9
 1993           4.86                144.7
 1994           4.97                148.9
 1995           5.16                153.2

 Page 12 January reserve margin for WSCC region available capability less peak load (megawatts & percent)

                Megawatts           Percent

 1992           34,689              35.2
 1993           22,997              21.7
 1994           31,033              31.0
 1995           31,018              28.8
 1996           32,076              29.3
 1997           30,578              27.4
 1998           31,970              28.1
 1999           31,883              27.6
 2000           30,943              26.3
 2001           29,039              24.3

 Page 13 1995 Actual Power Sources pie chart:
 (megawatt hours)

 Combustion Turbines:  11% (2,272,000)
 PGE Hydro:  11% (2,434,000)
 Coal:  14% (2,933,000)
 Purchased Power:  64% (13,948,000)

 Page 13 1996 Forecasted Power Sources pie chart:
 (megawatt hours)

 PGE Hydro:  10% (2,384,000)
 Coal:  12% (2,903,000)
 Combustion Turbines:  13% (3,236,000)
 Purchased Power:  65% (16,159,000)

Page 18 Map of PGE's Oregon service territory and location of generating facilities.


 Page 26 Operating Revenue and Net Income (Loss) graph:
 ($ Millions):
                Operating           Net
                Revenue             Income

 1991           890                 (50)
 1992           883                 90
 1993           947                 89
 1994           959                 100
 1995           984                 81

 Page 26 PGE Electricity Sales graph:
 (Billions of kWh)

 1991           Residential         6.5
                Commercial          5.6
                Industrial          3.6
                Wholesale           3.9

 1992           Residential         6.3
                Commercial          5.8
                Industrial          3.6
                Wholesale           2.7

 1993           Residential         6.8
                Commercial          6.0
                Industrial          3.8
                Wholesale           1.6

 1994           Residential         6.7
                Commercial          6.2
                Industrial          3.9
                Wholesale           2.7

 1995           Residential         6.6
                Commercial          6.4
                Industrial          4.1
                Wholesale           3.3


 Page 26 Retail Revenues and Power Costs Graph:
 (excluding effect of RPA credit) (Mills/kWh)

                Net Variable        Retail
                Power               Revenues

 1991           10                  52
 1992           11                  53
 1993           17                  56
 1994           16                  53
 1995           14                  54

 Page 27  Operating Expenses graph:
 ($ Millions)

 1991       Operating Costs     361
            Variable Power      226
            Depreciation        112

 1992       Operating Costs     327
            Variable Power      222
            Depreciation         99

 1993       Operating Costs     283
            Variable Power      311
            Depreciation        122

 1994       Operating Costs     262
            Variable Power      347
            Depreciation        124

 1995       Operating Costs     271
            Variable Power      294
            Depreciation        134

 Page 29 Utility Capital Expenditures graph:
 ($ Millions)

 1991           150
 1992           159
 1993           149
 1994           243
 1995           232

 Page 31 Residential Customers graph:
 (Thousands)

 1985           461076
 1986           470136
 1987           476481
 1988           484293
 1989           496165
 1990           512913
 1991           526699
 1992           536111
 1993           545410
 1994           557338
 1995           570253



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

 Portland General's Board of Directors includes  an  Audit  Committee  composed entirely of outside directors. It reviews with management, internal auditors and independent auditors the adequacy of internal controls, financial reporting, and other audit matters.

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

 Joseph M. Hirko
 Senior Vice President,
 Chief Financial Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 To the Board of Directors and Shareholders of Portland General Corporation:

 We have audited the accompanying consolidated balance sheets of Portland General Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portland General Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                                           Arthur Andersen LLP
 Portland, Oregon,
 January 24, 1996

 ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME

 FOR THE YEARS ENDED DECEMBER 31                                          1995              1994              1993

                                       (THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
 OPERATING REVENUES                                                    $   983,582       $   959,409       $   946,829
 OPERATING EXPENSES
    Purchased power and fuel                                               293,589           347,125           311,713
    Production and distribution                                             63,841            61,891            73,576
    Maintenance and repairs                                                 47,532            47,391            55,320
    Administrative and other                                               108,067           100,596           100,321
    Depreciation and amortization                                          134,423           124,081           122,218
    Taxes other than income taxes                                           51,490            52,151            55,730
                                                                           698,942           733,235           718,878
 OPERATING INCOME BEFORE INCOME TAXES                                      284,640           226,174           227,951
 INCOME TAXES                                                               89,064            71,878            69,770
 NET OPERATING INCOME                                                      195,576           154,296           158,181
 OTHER INCOME (DEDUCTIONS)
   Regulatory disallowances - net of income taxes of $25,542               (49,567)                -                 -
    Interest expense                                                       (79,128)          (71,653)          (70,802)
    Allowance for funds used during construction                            11,065             4,314               785
    Preferred dividend requirement - PGE                                    (9,644)          (10,800)          (12,046)
    Other - net of income taxes                                             12,734            16,901            13,000
 INCOME FROM CONTINUING OPERATIONS                                          81,036            93,058            89,118
 DISCONTINUED OPERATIONS
    Gain on disposal of real estate operations -
     net of income taxes of $4,226                                               -             6,472                 -
 NET INCOME                                                            $    81,036       $    99,530       $    89,118
 COMMON STOCK
    Average shares outstanding                                          50,766,916        49,896,685        47,392,185
    Earnings per average share
      Continuing operations                                                  $1.60             $1.86             $1.88
      Discontinued operations                                                    -              0.13                 -
    Earnings per average share                                               $1.60             $1.99             $1.88
    Dividends declared per share                                             $1.20             $1.20             $1.20

                                           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
 FOR THE YEARS ENDED DECEMBER 31                                          1995              1994              1993
                                                                                           (THOUSANDS OF DOLLARS)
 BALANCE AT BEGINNING OF YEAR                                          $   118,676       $    81,159       $    50,481
 NET INCOME                                                                 81,036            99,530            89,118
 ESOP TAX BENEFIT AND OTHER                                                 (2,872)           (1,705)           (1,524)
                                                                           196,840           178,984           138,075
 DIVIDENDS DECLARED ON COMMON STOCK                                         60,955            60,308            56,916
 BALANCE AT END OF YEAR                                                $   135,885       $   118,676       $    81,159
 The accompanying notes are an integral part of these consolidated statements.

                 PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

 AT DECEMBER 31                                                                               1995                1994
                                                                                               (THOUSANDS OF DOLLARS)
                                                          ASSETS
 ELECTRIC UTILITY PLANT - ORIGINAL COST
    Utility plant (includes Construction Work
      in Progress of $33,382 and $148,267)                                              $  2,754,280        $  2,563,476
    Accumulated depreciation                                                              (1,040,014)           (958,465)
                                                                                           1,714,266           1,605,011
    Capital leases - less amortization of $27,966 and $25,796                                  9,353              11,523
                                                                                           1,723,619           1,616,534
 OTHER PROPERTY AND INVESTMENTS
    Leveraged leases                                                                         152,666             153,332
    Trojan decommissioning trust, at market value                                             68,774              58,485
    Corporate owned life insurance less loans of $26,432  and $21,731                         74,574              65,687
    Other investments                                                                         28,603              40,188
                                                                                             324,617             317,692
 CURRENT ASSETS
    Cash and cash equivalents                                                                 11,919              17,542
    Accounts and notes receivable                                                            104,815              91,418
    Unbilled and accrued revenues                                                             64,516             162,151
    Inventories, at average cost                                                              38,338              31,149
    Prepayments and other                                                                     16,953              34,455
                                                                                             236,541             336,715
 DEFERRED CHARGES
  Unamortized regulatory assets
    Trojan investment                                                                        301,023             402,713
    Trojan  decommissioning                                                                  311,403             338,718
    Income taxes recoverable                                                                 217,366             217,967
    Debt reacquisition costs                                                                  29,576              32,245
    Energy efficiency programs                                                                77,945              58,894
    Other                                                                                     27,611              47,787
  WNP-3 settlement exchange agreement                                                        168,399             173,308
  Miscellaneous                                                                               29,917              16,698
                                                                                           1,163,240           1,288,330
                                                                                        $  3,448,017        $  3,559,271
                                              CAPITALIZATION  AND LIABILITIES
 CAPITALIZATION
    Common stock equity
      Common stock, $3.75 par value per share 100,000,000 shares authorized,
      51,013,549 and 50,495,492 shares outstanding                                      $    191,301        $    189,358
      Other paid-in capital - net                                                            574,468             563,915
    Unearned compensation                                                                     (8,506)            (13,636)
    Retained earnings                                                                        135,885             118,676
                                                                                             893,148             858,313
    Cumulative preferred stock of subsidiary
      Subject to mandatory redemption                                                         40,000              50,000
      Not subject to mandatory redemption                                                          -              69,704
    Long-term debt                                                                           890,556             835,814
                                                                                           1,823,704           1,813,831
 CURRENT LIABILITIES
    Long-term debt and preferred stock due within one year                                   105,114              81,506
    Short-term borrowings                                                                    170,248             148,598
    Accounts payable and other accruals                                                      133,405             104,254
    Accrued interest                                                                          16,247              19,915
    Dividends payable                                                                         16,668              18,109
    Accrued taxes                                                                             15,151              27,778
                                                                                             456,833             400,160
 OTHER
    Deferred income taxes                                                                    652,846             687,670
    Deferred investment tax credits                                                           51,211              56,760
    Deferred gain on sale of assets                                                                -             118,939
    Trojan decommissioning and transition obligation                                         379,179             396,873
    Miscellaneous                                                                             84,244              85,038
                                                                                           1,167,480           1,345,280
                                                                                        $  3,448,017        $  3,559,271
 The accompanying notes are an integral part of these consolidated balance sheets.

                 PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

 FOR THE YEARS ENDED DECEMBER 31                                     1995            1994           1993
                                                                                (THOUSANDS OF DOLLARS)
 CASH PROVIDED (USED) BY -
 OPERATIONS:
   Net income                                                   $   81,036      $   99,530     $   89,118
   Adjustment to reconcile net income to net cash
    provided by operations:
      Depreciation and amortization                                102,266          94,217         89,749
      Amortization of WNP-3 exchange agreement                       4,910           4,695          4,489
      Amortization of Trojan investment                             24,884          26,738         26,329
      Amortization of Trojan decommissioning                        13,336          11,220         11,220
      Amortization of deferred charges - other                      (1,777)          2,712          6,713
      Deferred income taxes - net                                   (9,555)         37,396         61,086
      Other noncash revenues                                        (5,037)         (2,570)        (1,926)
      Regulatory Disallowances                                      49,567               -              -
   Changes in working capital:
      (Increase) Decrease in receivables                           (14,687)        (22,952)       (74,123)
      (Increase) Decrease in inventories                            (7,189)          3,264         15,017
      Increase (Decrease) in payables                               22,122          (5,105)       (29,837)
      Other working capital items - net                              1,957         (18,104)        13,759
   Trojan decommissioning expenditures                             (10,927)         (3,360)        (1,625)
   Deferred charges - other                                         (9,472)         13,987         (3,331)
   Miscellaneous - net                                              15,108           5,897         17,728
                                                                   256,542         247,565        224,366
 INVESTING ACTIVITIES:
   Utility construction - new resources                            (49,096)        (87,537)       (28,666)
   Utility construction - other                                   (158,198)       (131,675)      (101,692)
   Energy efficiency programs                                      (25,013)        (23,745)       (18,149)
   Rentals received from leveraged leases                           21,204          20,886         15,530
   Nuclear decommissioning trust deposits                          (16,598)        (11,220)       (11,220)
   Nuclear decommissioning trust withdrawals                        13,521               -              -
   Discontinued operations                                               -          26,288          2,600
   Other                                                           (1,465)        (14,058)       (10,763)
                                                                  (215,645)       (221,061)      (152,360)
 FINANCING ACTIVITIES:
   Short-term borrowings - net                                      21,650         (10,816)        18,736
   Borrowings from Corporate Owned Life Insurance                    4,679          21,731              -
   Long-term debt issued                                           147,138          74,631        249,782
   Long-term debt retired                                          (69,445)        (49,882)      (279,986)
   Repayment of nonrecourse borrowings for
     leveraged leases                                              (18,741)        (18,046)       (13,095)
   Preferred stock retired                                         (79,704)        (20,000)        (3,600)
   Common stock issued                                              10,299          50,074          9,520
   Dividends paid                                                  (62,396)        (59,856)       (56,850)
                                                                   (46,520)        (12,164)       (75,493)
 INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                 (5,623)         14,340         (3,487)
 CASH AND CASH EQUIVALENTS AT THE BEGINNING
   OF YEAR                                                          17,542           3,202          6,689
 CASH AND CASH EQUIVALENTS AT THE END
   OF YEAR                                                      $   11,919      $   17,542      $   3,202
 Supplemental disclosures of cash flow information
   Cash paid during the year:
     Interest, net of amounts capitalized                       $   66,584       $  60,852      $  73,476
     Income taxes                                                   86,778          31,539         12,259
 The accompanying notes are an integral part of these
 consolidated statements.

 PORTLAND GENERAL CORPORATION AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS

NATURE OF OPERATIONS
Portland General Corporation is an electric utility  holding company.  PGE, an
electric   utility  company  and  Portland  General's  principal   operating
subsidiary, accounts for substantially all of Portland General's assets, revenues and net income.

  PGE is engaged in the generation, purchase, transmission, distribution, and sale of electricity in the State of Oregon. PGE also sells energy to wholesale customers, predominately utilities throughout the western United States. PGE's Oregon service area is 3,170 square miles, including 54 incorporated cities, of which Portland and Salem are the largest, within a state-approved service area allocation of 4,070 square miles. At the end of 1995 PGE's service area population was approximately 1.4 million, constituting approximately 44% of the state's population. At December 31, 1995, PGE served approximately 650,000 customers.

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 CONSOLIDATION PRINCIPLES
 The consolidated financial statements include the accounts of Portland General and all of its majority-owned subsidiaries. Significant intercompany balances and transactions have been eliminated.

 BASIS OF ACCOUNTING
  Portland General and its subsidiaries' financial statements conform to generally accepted accounting principles. In addition, PGE's accounting policies are in accordance with the requirements and the ratemaking practices of regulatory authorities having jurisdiction.

 USE OF ESTIMATES
 The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 RECLASSIFICATIONS
  Certain amounts in prior years have been reclassified for comparative purposes.

 REVENUES
 PGE accrues estimated unbilled revenues for services provided from the meter read date to month-end.

 PURCHASED POWER
 PGE credits purchased  power  costs  for  the  net amount of benefits received through a power purchase and sale contract with the BPA. Reductions in purchased power costs that result from this exchange are passed directly to PGE's residential and small farm customers in the form of lower prices.

 DEPRECIATION
 PGE's depreciation is computed  on  the  straight-line  method  based  on  the estimated average service lives of the various classes of plant in service. Depreciation expense as a percent of the related average depreciable plant in service was approximately 4.0% in 1995, 3.8% in 1994 and 3.9% in 1993.

 The cost of renewal and replacement of property units is charged to plant, and repairs and maintenance are charged to expense as incurred. The cost of utility property units retired, other than land, is charged to accumulated depreciation.

 ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC)
  AFDC represents the pretax cost of borrowed funds used for construction purposes and a reasonable rate for equity funds. AFDC is capitalized as part of the cost of plant and is credited to income but does not represent current cash earnings. The average rates used by PGE were 7.16%, 4.65%, and 3.52% for the years 1995, 1994 and 1993, respectively.

 INCOME TAXES
 Portland General files a consolidated federal  income  tax  return.   Portland
  General's policy is to collect for tax liabilities from subsidiaries that generate taxable income and to reimburse subsidiaries for tax benefits
  utilized  in  its tax return.   Deferred  income  taxes  are
 provided for temporary differences between financial and income tax reporting. Amounts recorded for Investment Tax Credits (ITC) have been deferred and are being amortized to income over the approximate lives of the related properties, not to exceed 25 years. See Notes 3 and 3A, Income Taxes, for more details.

 INVESTMENT IN LEASES
 CWL, a subsidiary of Holdings, acquires and leases  capital equipment.  Leases that qualify as direct financing leases and are substantially financed with nonrecourse debt at lease inception are accounted for as leveraged leases. Recorded investment in leases is the sum of the net contracts receivable and the estimated residual value, less unearned income and deferred ITC. Unearned income and deferred ITC are amortized to income over the life of the leases to provide a level rate of return on net equity invested.

 The components of CWL's net investment in leases as of December 31, 1995 and 1994, are as follows (thousands of dollars):

                                           1995                 1994
 Lease contracts receivable              $508,190             $550,620
 Nonrecourse debt service                (389,619)            (434,542)
    Net contracts receivable              118,571              116,078
 Estimated residual value                  84,610               86,202
 Less - Unearned income                   (41,134)             (39,391)
    Investment in leveraged leases        162,047              162,889
 Less - Deferred ITC                       (9,381)              (9,557)
    Investment in leases, net            $152,666             $153,332


 CASH AND CASH EQUIVALENTS
 Highly liquid investments with original maturities of three months or less are classified as cash equivalents.

 DERIVATIVE FINANCIAL INSTRUMENTS
 PGE uses financial instruments such as commodity futures, options, forwards and swaps to hedge against exposures to interest rate, foreign currency and commodity price risks. The objective of PGE's hedging program is to mitigate risks due to market fluctuations associated with external financings or the purchase of natural gas, electricity and related products. Gains and losses from derivatives that reduce commodity price risks are recognized as fuel or purchased power expense. Gains and losses on financial instruments that reduce interest rate risk of future debt issuances are deferred and amortized over the life of the related debt as an adjustment to interest expense.

 Company policy also allows the use of the financial instruments, noted above, for trading purposes. Gains or losses on financial instruments that are used for trading purposes, or otherwise do not qualify for hedge accounting, are recognized in income on a current basis (see Note 7, Other Financial Instruments, for further information).

 WNP-3 SETTLEMENT EXCHANGE AGREEMENT
 The WNP-3 Settlement Exchange Agreement, which has been excluded from PGE's rate base, is carried at present value and amortized on a constant return basis.

 REGULATORY ASSEETS AND LIABILITIES
 The Company is subject to the provisions of Statement of Financial Accounting Standards
 No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS
 No. 71). When the requirements of SFAS No. 71 are met, PGE defers, or accrues revenue for, certain costs which would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs (regulatory assets). In addition PGE defers, or accrues a liability for, certain revenues, gains or cost reductions which would otherwise be reflected in income but through the ratemaking process ultimately will be credited to customers (regulatory liabilities). These regulatory assets and liabilities are reflected as deferred charges, accrued revenues and other liabilities in the financial statements and are amortized over the period in which they are included in billings to customers.

 Regulatory assets and liabilities reflected in the Consolidated Balance Sheets of December 31 relate to the following:

                                                   1995           1994

     Regulatory Assets
      Power cost deferrals                       $      -     $   96,216
      Trojan-related assets                       612,426        741,431
      Income taxes recoverable                    217,366        217,967
      Debt reacquisition and other                 57,187         80,032
      Energy efficiency programs                   77,945         58,894
                Total Regulatory Assets          $964,924     $1,194,540

     Regulatory Liabilities
      Deferred gain on sale of assets            $      -     $  118,939
      Miscellaneous                                11,801         19,114
                Total Regulatory Liabilities     $ 11,801     $  138,053

As of December 31, 1995, all of the Company's regulatory assets and liabilities are being reflected in rates charged to customers over periods ranging from approximately 3 to 28 years. Based on rates in place at year-end 1995, the Company estimates that it will collect the majority of its regulatory assets within the next 10 years and substantially all of its regulatory assets within the next 20 years. During 1995 the Company wrote down and offset certain regulatory assets and liabilities in conjunction with regulatory actions taken by the OPUC. For further discussion of the write-down and elimination of certain regulatory assets in 1995 see Note 13, Regulatory Matters.


 NOTE 2 - EMPLOYEE BENEFITS

 PENSION PLAN
  Portland  General  has  a  non-contributory defined pension plan (the Plan)
  covering
 substantially all of its employees.   Benefits  under  the  Plan  are based on
  years of service, final average pay and covered compensation. Portland General's policy is to contribute annually to the Plan at least the minimum required under the Employee Retirement Income Security Act of 1974 but not
  more than the maximum amount deductible for income tax purposes. The Plan's assets are held in a trust and consist primarily of investments in common stocks, corporate bonds and U.S. government issues.

 Portland General determines net periodic  pension  expense  according  to  the principles of SFAS No. 87, "Employers' Accounting for Pensions". Differences between the actual and expected return on Plan assets are included in net amortization and deferral and are considered in the determination of future pension expense.

 The following table sets forth the Plan's  funded status and amounts recognized in Portland General's financial statements (thousands of dollars):


                                                         1995                    1994
 Actuarial present value of benefit obligations:
    Accumulated benefit obligation, including
      vested benefits of $174,694 and $142,082          $187,977                $154,320
    Effect of projected future compensation levels        34,345                  35,134
    Projected benefit obligation (PBO)                   222,322                 189,454
 Plan assets at fair value                               295,516                 245,225
 Plan assets in excess of PBO                             73,194                  55,771
 Unrecognized net experience gain                        (71,691)                (54,391)
 Unrecognized prior service costs amortized
    over 13- to 16-year periods                           13,180                  12,935
 Unrecognized net transition asset being
    recognized over 18 years                             (17,618)                (19,575)
 Pension liability                                      $ (2,935)               $ (5,260)


                                                            1995              1994              1993
 ASSUMPTIONS:
    Discount rate used to calculate PBO                     7.00%             8.50%             7.25%
    Rate of increase in future compensation levels          5.00              6.50              5.25
    Long-term rate of return on assets                      8.50              8.50              8.50





 COMPONENTS OF NET PERIODIC PENSION
 EXPENSE (THOUSANDS OF DOLLARS):
 Service cost                                    $  5,500          $  6,199          $   6,151
 Interest cost on PBO                              15,722            14,693             14,241
 Actual return on plan assets                     (61,377)            6,011            (48,231)
 Net amortization and deferral                     37,830           (25,971)            29,839
 Net periodic pension expense/(benefit)          $ (2,325)         $    932          $   2,000


 OTHER POST-RETIREMENT BENEFIT PLANS
 Portland General accrues for health, medical and life insurance costs during the employees' service years, in accordance with SFAS No. 106. PGE receives recovery for the annual provision in customer rates. Employees are covered under a Defined Dollar Medical Benefit Plan which limits Portland General's obligation by
 establishing a maximum contribution per  employee.   The  accumulated  benefit
   obligation for post-retirement health and life insurance benefits at December 31, 1995 was $30 million, for which there were $28 million of assets held in trust. The benefit obligation for post-retirement health and life insurance benefits at December 31, 1994 was $27 million.

 Portland General also provides senior officers with additional benefits under an unfunded Supplemental Executive Retirement Plan (SERP). Projected benefit obligations for the SERP are $15 million at December 31, 1995 and 1994.

 DEFERRED COMPENSATION
 Portland General provides certain employees with benefits under an unfunded Management Deferred Compensation Plan (MDCP). Obligations for the MDCP are $25 million and $21 million at December 31, 1995 and 1994, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN
  Portland General has an Employee Stock Ownership Plan (ESOP) which is a part of its 401(k) retirement savings plan. Employee contributions up to 6% of base pay are matched by employer contributions in the form of ESOP common stock. Shares of common stock to be used to match contributions by PGE employees were purchased from a $36 million loan from PGE to the ESOP trust in late 1990. This loan is presented in the common equity section as unearned compensation. Cash contributions from PGE and dividends on shares held in the trust are used to pay the debt service on PGE's loan. As the loan is retired, an equivalent amount of stock is allocated to employee accounts. Contributions to the ESOP of $4 million for 1995 and $5 million for each of 1994 and 1993 combined with dividends on unallocated shares of $1 million for each of 1995 and 1994 and

 $2 million for 1993 were used to pay principal and interest on PGE's loan. Shares of common stock used to match contributions by employees of Portland General and its subsidiaries are purchased on the open market.


 NOTE 3 - INCOME TAXES

 The following table shows the detail of taxes on income and the items used in computing the differences between the statutory federal income tax rate and Portland General's effective tax rate. NOTE: The table does not include income taxes related to 1994 gains on discontinued real estate operations (thousands of dollars):

                                            1995            1994            1993
 Income Tax Expense:
   Currently payable
      Federal                             $ 77,845        $ 41,833        $  7,874
      State                                  9,230           7,072          (4,885)
                                            87,075          48,905           2,989
   Deferred income taxes
       Federal                             (15,359)         22,269          63,534
       State                                (6,741)          4,472           9,355
                                           (22,100)         26,741          72,889
   Investment tax credit adjustments        (5,725)         (4,145)         (4,356)
                                          $ 59,250        $ 71,501        $ 71,522
 Provision Allocated to:
   Operations                             $ 89,064        $ 71,878        $ 69,770
   Other income and deductions             (29,814)           (377)          1,752
                                          $ 59,250        $ 71,501        $ 71,522
 Effective Tax Rate Computation:
   Computed tax based on
    statutory federal income
    tax rates applied to
    income before income taxes            $ 49,101        $ 57,596        $ 56,224

   Increases (Decreases) resulting from:
    Flow through depreciation                6,715           8,283          10,748
    Regulatory disallowance                  3,470               -               -
    State and local taxes - net              4,857           8,953           3,288
    State of Oregon refund                  (3,668)              -               -
    Investment tax credits                  (5,725)         (4,145)         (4,356)
    Excess deferred taxes                     (700)           (767)         (3,419)
    USDOE nuclear fuel assessment                -               -           5,075
    Preferred dividend requirement           3,155           3,526           3,935
    Other                                    2,045          (1,945)             27
                                          $ 59,250        $ 71,501        $ 71,522
    Effective tax rate                       42.2%           43.5%           44.5%

 As of December 31, 1995 and 1994,  the significant components of the Company's
 deferred income tax assets and liabilities  were  as  follows   (thousands  of
 dollars):

                                        1995               1994
 DEFERRED TAX ASSETS
 Plant-in-service                    $  86,721          $  72,012
 Deferred gain on sale of assets             -             47,134
 Other                                  60,245             51,924
                                       146,966            171,070
 DEFERRED TAX LIABILITIES
 Plant-in-service                     (448,049)          (444,546)
 Energy efficiency programs            (30,314)           (23,024)
 Trojan abandonment                    (54,335)           (80,944)
 WNP-3 exchange contract               (60,489)           (68,698)
 Replacement power costs                     -            (38,136)
 Leasing                              (142,606)          (146,468)
 Other                                 (43,470)           (40,829)
                                      (779,263)          (842,645)
 Less current deferred taxes              (414)             4,040
 Less valuation allowance              (20,135)           (20,135)
 Total                               $(652,846)         $(687,670)

 Portland General has recorded deferred
 tax assets and liabilities for all temporary differences between the financial statement and tax bases of assets and liabilities. Valuation allowances represent capital loss carryforwards that presently cannot be offset with capital gains.

 Portland General reached a settlement with the IRS on all issues regarding the 1985-1990 tax returns, including PGE's WNP-3 abandonment loss deduction. During 1996, Portland General will be filing amended state returns to reflect appropriate audit adjustments. The settlement did not have a material adverse impact on the results of current operations or cash flows of Portland General.

 NOTE 4 - COMMON AND PREFERRED STOCK


 COMMON AND PREFERRED STOCK

                                                    CUMULATIVE PREFERRED
                              COMMON STOCK              OF SUBSIDIARY       Other
                           Number    $3.75 Par       Number    $100 Par     No-Par    Paid-in      Unearned
                         OF SHARES     VALUE       OF SHARES     VALUE      VALUE     CAPITAL    COMPENSATION*
(thousands of dollars
 except share amounts)


December 31, 1992       47,099,701    $176,624    1,533,040    $123,304    $30,000   $509,802     $(23,478)
Sales of stock             534,952       2,006            -           -          -      8,802            -
Redemption of stock              -           -      (36,000)     (3,600)         -      2,130            -
Repayment of ESOP loan
 and other                       -           -            -           -          -     (1,676)       4,327

December 31, 1993       47,634,653     178,630    1,497,040     119,704     30,000    519,058      (19,151)
Sales of stock           2,864,839      10,743            -           -          -     40,390            -
Redemption of stock         (4,000)        (15)    (200,000)    (20,000)         -      2,055            -
Repayment of ESOP loan
 and other                       -           -            -           -          -      2,412        5,515

December 31, 1994       50,495,492     189,358    1,297,040      99,704     30,000    563,915      (13,636)
Sales of stock             539,057       2,022            -           -          -      9,355            -
Redemption of stock        (21,000)        (79)    (797,040)    (79,704)         -      2,778            -
Repayment of ESOP loan
 and other                       -           -            -           -          -     (1,580)       5,130
December 31, 1995       51,013,549    $191,301      500,000    $ 20,000    $30,000   $574,468     $ (8,506)


 *See the discussion of stock compensation plans below and Note 2, Employee Benefits, for a description of the ESOP.


 COMMON STOCK
  As of December 31, 1995, Portland General had reserved 2,493,351 and 17,533 authorized but unissued common shares for issuance under its dividend reinvestment plan and employee stock purchase plan, respectively.


 CUMULATIVE PREFERRED STOCK
 The 7.75% series preferred stock has an annual sinking fund requirement  which requires the redemption of 15,000 shares at $100 per share beginning in 2002. At its option, PGE may redeem, through the sinking fund, an additional 15,000 shares each year. All remaining shares shall be mandatorily redeemed by sinking fund in 2007. This series is only redeemable by operation of the sinking fund.

 The 8.10% series preferred stock has an annual sinking fund requirement which requires the redemption of 100,000 shares at $100 per share. At its option, PGE may redeem, through the sinking fund, an additional 100,000 shares each year. This series is redeemable at the option of PGE at $101 per share up to April 14, 1996 and at reduced amounts thereafter.

 PGE's cumulative preferred stock consisted of:
 At December 31,                                     1995                 1994
                                                        (thousands of dollars)
 Subject to mandatory redemption
 No par value 30,000,000 shares authorized
    7.75% Series 300,000 shares outstanding        $30,000              $30,000
 $100 par value, 2,500,000 shares authorized
    8.10% Series 200,000 and 300,000 shares         20,000               30,000
 outstanding
         Current sinking fund                      (10,000)             (10,000)
                                                    40,000               50,000
 Not subject to mandatory redemption, $100 par
 value
    7.95% Series, 298,045 shares outstanding             -               29,804
    7.88% Series, 199,575 shares outstanding             -               19,958
    8.20% Series, 199,420 shares outstanding             -               19,942
                                                         -               69,704

                                                   $40,000             $119,704

 No dividends may be paid on common stock or any class  of stock over which the preferred stock has priority unless all amounts required to be paid for dividends and sinking fund payments have been paid or set aside, respectively.

 COMMON DIVIDEND RESTRICTION OF SUBSIDIARY
 PGE is restricted from  paying  dividends  or  making  other  distributions to
  Portland General without prior OPUC approval to the extent such payment or distribution would reduce PGE's common stock equity capital below 36% of its total capitalization. At December 31, 1995, PGE's common stock equity capital was 48% of its total capitalization.

 STOCK COMPENSATION PLANS
 Portland General has a plan under which 2.3 million shares of Portland General common stock are authorized for stock-based incentives including a stock option plan and restricted common shares. At December 31, 1995, 1.2 million common shares were available for issuance under the plan. Upon termination, expiration or lapse of certain types of awards, any shares remaining subject to the award are again available for grant under the plan. Stock option plan activity is as follows:


                                                      Option Price
                                   Options              Per Share
 December 31, 1992                 838,750           $14-$19
    Granted                         65,300           $17.125-$22.25
    Canceled                       (47,250)          $14-$19
 December 31, 1993                 856,800           $14-$22.25
    Granted                         32,000           $13-$18.125
    Exercised                      (10,000)          $15.75
    Canceled                       (43,500)          $14-$22.25
 December 31, 1994                 835,300           $13-$22.25
    Granted                         88,600           $17-$25
    Exercised                     (114,400)          $14.75-$18.125
    Canceled                       (17,000)          $14-$20
 December 31, 1995                 792,500           $13-$25
 Stock options exercisable
   at December 31, 1995            362,600           $13-$15.75


  During 1995, Portland General issued 18,839 (net of cancellations) restricted common shares to officers and selected employees of Portland General and PGE. As of December 31, 1995, 139,721 restricted common shares under the plan were outstanding for officers and employees.

 NOTE 5 - SHORT-TERM BORROWINGS

 At December 31, 1995, Portland General  had  total  committed  lines of credit of $215 million. Portland General has a $15 million committed facility expiring in July 1996. PGE has a committed facility of $200 million expiring in July 2000. These lines of credit have annual fees of 0.10% and do not require compensating cash balances. The facilities are used primarily as backup for both commercial paper and borrowings from commercial banks under uncommitted lines of credit. At December 31, 1995, there were no outstanding borrowings under the committed facilities.

  PGE has a $200 million commercial paper facility. Unused committed lines of credit must be at least equal to the amount of PGE's commercial paper outstanding. Commercial paper and lines of credit borrowings are at rates reflecting current market conditions.

 Short-term borrowings  and  related  interest  rates  were  as  follows:


                                                     1995          1994          1993
                                                           (thousands of dollars)
 AS OF YEAR-END:
    Aggregate short-term debt outstanding
      Commercial paper                             $170,248      $148,598      $159,414
    Weighted average interest rate*
      Commercial paper                                 6.1%          6.2%          3.5%
     Unused committed lines of credit              $215,000      $215,000      $240,000
 FOR THE YEAR ENDED:
     Average daily amounts of short-term
     debt outstanding
      Bank loans                                   $    206      $  1,273      $ 10,949
      Commercial paper                              111,366       138,718       123,032
     Weighted daily average interest rate*
      Bank loans                                       6.5%          4.3%          3.6%
      Commercial paper                                 6.3           4.5           3.5
     Maximum amount outstanding
      during the year                              $170,248      $174,082      $171,208


      * Interest rates exclude the effect of commitment fees, facility fees and other financing fees.

NOTE 6 - LONG-TERM DEBT

 The Indenture securing PGE's  First Mortgage Bonds constitutes a direct
  first  mortgage  lien  on  substantially   all  utility  property  and
 franchises, other than expressly excepted property.

  In 1995, PGE issued $75 million in 8.25 Junior Subordinated Deferrable Interest Debentures, listed below, which pay interest quarterly and are traded on the NYSE. PGE may redeem the debentures at its option beginning on October 1, 2000 at a redemption price equal to 100% of the principal amount plus any accrued interest.


 Schedule of long-term debt at December 31,                      1995                        1994
                                                                        (thousands of dollars)
 First Mortgage Bonds
    Maturing 1995 through 2000
       4.70% Series due March 1, 1995                                                        $3,045
       5.875% Series due June 1, 1996                             5,066                       5,216
       6.60%  Series due October 1, 1997                         15,363                      15,363
      Medium-term notes 5.65% - 9.27%                           210,000                     251,000
   Maturing 2001 - 2007  6.47% - 9.07%                          260,595                     210,845
   Maturing 2021 - 2023  7.75% - 9.46%                          195,000                     195,000
                                                                686,024                     680,469
 Pollution Control Bonds
   Port of Morrow, Oregon, variable rate
     (Average 3.8% for 1995), due 2013                           23,600                      23,600
   City of Forsyth, Montana, variable rate
     (Average variable rates 3.8% - 4.0% for 1995),
     due 2013-2016                                              118,800                     118,800
   Amount held by trustee                                        (8,152)                     (8,355)
   Port of St. Helens, Oregon, variable rate due 2010
     and 2014 (Average variable rates 3.8% - 4.0% for 1995)      51,600                      51,600

                                                                185,848                     185,645
 Other
   8.25% Junior Subordinated Deferrable Interest                 75,000
     Debentures, Series A, due 2035                                                               -
   Portland General medium-term notes 8.09% due                  30,000                      30,000
     1996
   Capital lease obligations                                      9,353                      11,523
   Other                                                           (555)                       (317)
                                                                113,798                      41,206
                                                                985,670                     907,320
   Long-term debt due within one year                           (95,114)                    (71,506)
      Total long-term debt                                     $890,556                    $835,814


 The following principal amounts of long-term debt become due through early redemptions and maturities (thousands of dollars):

                          1996        1997        1998        1999        2000
  Maturities:
    PGC (Parent only)   $30,000     $     -     $     -     $     -     $     -
    PGE                  65,114      86,985      64,745      45,383      25,000
                        $95,114     $86,985     $64,745     $45,383     $25,000

 NOTE 7 - OTHER FINANCIAL INSTRUMENTS

  HEDGING ACTIVITIES

  COMMODITY - Company policy  allows
 the  use  of  financial instruments  such as
  commodity  futures, options and swaps to hedge the price
 of natural gas  and electricity  and reduce the Company's
  exposure  to  market   fluctuations in these commodities.
In  1995  transactions
 consisted primarily of fixed for floating swap agreements where the Company receives or makes payments based on the differential between a specified price and an index reference price of natural gas or electricity.
Swap contracts generally require monthly cash settlements
 over the term of the contract.  The Company is exposed to
  credit risk in the event of non-performance by the counterparties and has established guidelines to mitigate this risk.

 At December 31, 1995, the  Company  had  outstanding swap
  and  option contracts for the net purchases  of  4.6 billion cubic  feet of natural gas over the following 14
  months.  Electric  swap  and  option  contracts  totaled
 256,000 MWh  of  electricity  over  the  following  nine
  months.   Recognition of gains or losses on the hedging instruments
  is deferred until the underlying physical transaction occurs. See the discussion in Note 8, Fair Value of
 Financial Instruments, for the estimated fair value of these contracts.

 INTEREST RATE - In November 1994 PGE entered into two 10-year forward interest rate swap agreements, each with a notational amount of $25 million to hedge the future issuance costs of debt. PGE settled the swap agreements for approximately $5 million in 1995  concurrently  with  the
  issuance   of   $75  million  of  long-term  debt.   The
 settlement amount was deferred and will be amortized over
  10 years. This amortization does not materially affect the Company's weighted average borrowing rate.

TRADING ACTIVITIES
In addition to hedging activities, Company policy allows the use of the financial instruments, noted above, for trading purposes in support of Company operations. Gains or losses on financial instruments that do not qualify as hedges are recognized in income on a current basis. During 1995 no trading activity took place.


 NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

 INTEREST RATE SWAPS
 The fair value of the Company's 1994 interest rate swap agreements was based on the estimated termination value at December 31, 1994.

 NATURAL GAS AND ELECTRICITY SWAPS
  The fair value of natural gas and electricity swaps is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current market rates.

 The estimated fair values of financial instruments are as follows (thousands of dollars):


                                               1995                             1994
                                     Carrying           Fair           Carrying           Fair
                                      Amount           Value            Amount           Value
 Preferred stock subject to
    mandatory redemption             $ 50,000        $   52,900        $ 60,000        $ 60,000
 Long-term debt
   PGC (Parent only)                 $ 30,000        $   30,531        $ 30,000        $ 29,887
   PGE                                946,872           994,996         866,114         824,211
                                     $976,872        $1,025,527        $896,114        $854,098

Interest rate swaps in net
 (payable) position                         -                 -               -            (401)

Commodity swaps in net
 (payable) position:
   Natural gas                              -              (261)              -            (598)
   Electricity                              -              (335)              -               -


 NOTE 9 - COMMITMENTS

 NATURAL GAS AGREEMENTS
 PGE  has long-term agreements for transmission of natural
 gas from  domestic  and  Canadian sources to natural gas-
 fired generating facilities.  The agreements provide firm
 pipeline capacity.  Under the terms of these  agreements,
  PGE  is  committed  to  paying   capacity   charges   of
  approximately $15 million annually in 1996 through 1999, and $149 million over the remaining years of the contracts which expire at varying dates from 1998 to 2015. PGE has the right to assign unused capacity to other parties.

 RAILROAD SERVICE AGREEMENT
 PGE has a railroad service agreement  to  deliver coal from
  Wyoming to Boardman and is required to contribute $5 million over the 4 years remaining in the contract.

 PURCHASE COMMITMENTS
  Other  purchase  commitments   outstanding  (principally
 construction at PGE) totaled approximately $61 million at
  December  31,  1995.   Cancellation  of  these  purchase
 agreements could result in cancellation charges.

 PURCHASED POWER
 PGE has long-term power purchase  contracts  with certain
  public utility districts in the state of Washington and with the City of Portland, Oregon. PGE is required to pay its proportionate share of the operating and debt service costs of the hydro projects whether or not they are operable.

Selected information is summarized as follows (thousands of dollars):

                                             ROCKY       PRIEST                                PORTLAND
                                             REACH       RAPIDS      WANAPUM        WELLS        HYDRO
Revenue bonds outstanding at
 December 31, 1995                         $210,322     $128,360     $183,135     $189,540     $ 38,045
PGE's current share of:
  Output                                      12.0%        13.9%        18.7%        21.8%         100%
  Net capability (megawatts)                    144          156          156          175           27
  Annual cost, including debt service:
      service:
        1995                                 $4,900       $3,900       $4,700       $5,700       $4,300
        1994                                  4,500        3,400        4,800        6,600        4,600
        1993                                  4,000        3,800        5,400        5,500        4,800
 Contract expiration date                      2011         2005         2009         2018         2017


 PGE's share of debt service costs, excluding interest, will be approximately $9 million for 1996, $4 million annually for 1997 and 1998 and $6 million annually for 1999 and 2000. The minimum payments through the remainder of the contracts are estimated to total $93 million.

 PGE has entered  into  long-term  contracts  to  purchase
  power from other utilities in the West. These contracts will require fixed payments of up to $37 million in 1996, $27 million in 1997, and $26 million in both 1998 and 1999 and $21 million in 2000. After that date, capacity contract charges will average $19 million annually until 2016.

 LEASES
 PGE  has  operating  and capital leasing arrangements for
 its headquarters complex,  combustion  turbines  and  the
  coal-handling  facilities  and certain railroad cars for
  Boardman.  PGE's aggregate rental  payments  charged  to
 expense  amounted  to  $21 million for 1995, and $22 million annually for
  1994  and  1993.   PGE has  capitalized  its  combustion
 turbine leases. However, these leases are considered operating leases for ratemaking purposes.

 Future minimum lease payments under non-cancelable leases are as follows (thousands of dollars):

         YEAR ENDING                               OPERATING LEASES
         DECEMBER 31      CAPITAL LEASES      (NET OF SUBLEASE RENTALS)        TOTAL
  1996                       $ 3,016                   $ 19,127              $ 22,143
  1997                         3,016                     18,326                21,342
  1998                         3,016                     18,403                21,419
  1999                         1,388                     19,454                20,842
  2000                             -                     19,768                19,768
  Remainder                        -                    152,756               152,756
     Total                    10,436                   $247,834              $258,270
  Imputed Interest           (1,083)
  Present Value of
  Minimum Future
  Net Lease Payments         $ 9,353

  Included in the future minimum operating lease payments schedule above is approximately $129 million for Portland General's and PGE's headquarters complex.

NOTE 10 - JOINTLY OWNED PLANT

 At December 31, 1995,  PGE  had the following investments
   in  jointly owned  generating  plants   (thousands   of
 dollars):

                                                    MW          PGE %         PLANT        ACCUMULATED
   FACILITY           LOCATION         FUEL      CAPACITY     INTEREST     IN SERVICE     DEPRECIATION
 Boardman          Boardman, OR        Coal        508        65.0         $370,721       $176,365
 Colstrip 3&4      Colstrip, MT        Coal      1,440        20.0          451,176        189,799
 Centralia         Centralia, WA       Coal      1,310         2.5            9,649          5,665


 The  dollar  amounts  in  the table above represent PGE's
 share of each jointly owned  plant.   Each participant in
  the  above  generating  plants  has  provided   its  own
  financing.  PGE's share of the direct expenses of  these
  plants   is  included  in  the  corresponding  operating
 expenses on Portland General's and PGE's consolidated income statements.


 NOTE 11 - TROJAN NUCLEAR PLANT

  PLANT  SHUTDOWN AND TRANSITION COSTS - PGE  is  a  67.5%
 owner of  Trojan.   In  early 1993, PGE ceased commercial
 operation of the nuclear plant.  Since plant closure, PGE
 has committed itself to a  safe and economical transition
  toward  a  decommissioned plant.   Remaining  transition
 costs associated  with   operating  and  maintaining  the
   spent   fuel   pool   and   securing  the  plant  until
 dismantlement begins in 1998 are estimated at $37 million and will be paid from current operating funds.

   DECOMMISSIONING   -   In   1995,   PGE    submitted   a
  decommissioning  plan  to  the  NRC and EFSC.  The  plan
  estimates  PGE's  cost to decommission  Trojan  at  $358
 million, reflected in  nominal  dollars  (actual  dollars
  expected to be spent in each year).  The plan represents
 a  site-specific  decommissioning  estimate performed for
 Trojan by an engineering firm experienced  in  estimating
   the  cost  of  decommissioning  nuclear  plants.   This
 estimate  assumes  that  the  majority of decommissioning
 activities will occur between 1997  and  2001, while fuel
  management  costs  extend through the year 2018.   Final
 site restoration activities  are  anticipated to begin in
  2018 after PGE completes shipment of  spent  fuel  to  a
 USDOE  facility (see the Nuclear Fuel Disposal discussion
 below).   The cost estimate is adjusted periodically  due
  to  refinement  of  the  timing  and  scope  of  certain
 dismantlement  activities.   Stated  in 1995 dollars, the
 current decommissioning cost estimate is $246 million.

  Until plan approval, PGE is prohibited  from  initiating
   any   major   decommissioning   activities.    However,
 decommissioning planning and licensing activities are continuing. PGE anticipates approval by the NRC and EFSC of its decommissioning proposal during 1996.

 PGE is collecting $14 million annually through  2011 from
  customers for decommissioning costs.  These amounts  are
 deposited  in an external trust fund which  is limited to
  reimbursing  PGE  for  activities  covered  in  Trojan's
 decommissioning  plan.   Funds were withdrawn during 1995
  to cover the costs of large  component  removal.  Trojan
 decommissioning  trust  assets  are invested primarily in
  investment-grade,  tax-exempt and U.S. Treasury bonds.   Year-end
 balances are valued at market.

 Earnings on the trust  are  used  to reduce the amount of
  decommissioning  costs to be collected  from  customers.
   PGE   expects   any   future   changes   in   estimated
  decommissioning costs to be incorporated in future revenues to be collected from customers.

 INVESTMENT RECOVERY - The  OPUC  issued an order in March
  1995  authorizing PGE to recover all  of  the  estimated
 costs of  decommissioning Trojan and 87% of the remaining
 investment  in  the  plant.   Amounts are to be collected
 over Trojan's original license period ending in 2011. The
 disallowed portion of the Trojan investment was comprised
  of  $17  million  of  post-1991 capital  expenditures,
 primarily related to steam  generator  repair activities,
  and  $20 million of general Trojan investment.   As  a
 result of this disallowance, PGE recorded an after-tax charge to income of $37 million.

 The OPUC's order and  the  agency's  authority  to  grant
  recovery of the Trojan investment under Oregon law are being challenged in state courts. Management believes that the authorized recovery of the Trojan investment and decommissioning costs will be upheld and that these legal challenges will not have a material adverse impact on the results of operations or financial condition of the Company for any future reporting period.

 NUCLEAR FUEL DISPOSAL  AND  CLEANUP  OF FEDERAL PLANTS -
 PGE contracted with the USDOE for permanent  disposal  of
 its spent nuclear fuel in federal facilities at a cost of
  .1 cent  per net kilowatt-hour sold at Trojan which the
  Company paid  during  the  period  the  plant  operated.
 Significant  delays  are expected in the USDOE acceptance
  schedule of spent fuel  from  domestic  utilities.   The
 federal  repository,  which  was  originally scheduled to
  begin operations in 1998, is now estimated  to  commence
  operations no   earlier   than  2010.   This  may  create
  difficulties for PGE in disposing of its high-level radioactive waste by 2018. However, federal legislation has been introduced which, if passed, would require USDOE to provide interim storage for high level waste until a permanent site is established. PGE intends to build an interim storage facility at Trojan to house the nuclear fuel until a federal site is available.

 The  Energy  Policy Act of 1992 provided for the creation
 of a Decontamination  and Decommissioning Fund to finance
  the  cleanup of USDOE gas  diffusion  plants.   Funding
 comes from  domestic  nuclear  utilities  and the federal
 government.  Each utility contributes based  on the ratio
   of  the  amount  of  enrichment  services  the  utility
 purchased  to  the  total  amount  of enrichment services
  purchased  by  all  domestic  utilities   prior  to  the
  enactment  of  the legislation.  Based on Trojan's  1.1%
  usage of total industry enrichment services, PGE's portion of the funding requirement is approximately $17 million. Amounts are funded over 15 years beginning with the USDOE's fiscal year 1993. Since enactment, PGE has made the first four of the 15 annual payments with the first payment made in September 1993.

 NUCLEAR INSURANCE  - The Price-Anderson Amendment of 1988
 limits public liability  claims  that  could arise from a
 nuclear incident and provides for loss sharing  among all
 owners of nuclear reactor licenses.   Because Trojan  has
  been permanently defueled, the NRC has exempted PGE from
 participation  in  the  secondary insurance pool covering
 losses in excess of $200 million at other nuclear plants.
 In addition, the NRC has  reduced  the  required  primary
  nuclear  insurance coverage for Trojan from $200 million
 to $100 million  following  a  3 year cool-down period of
  the  nuclear fuel that is still on-site.   The  NRC  has
 allowed  PGE  to self-insure for on-site decontamination.
  PGE  continues  to   carry   non-contamination  property
 insurance on the Trojan plant at the $155 million level.

 NOTE 12 - WNP-3 SETTLEMENT EXCHANGE AGREEMENT

 PGE is selling energy received  under  a  WNP-3  Settlement Exchange Agreement
 (WSA) to WAPA for 25 years, which began October 1990. Revenues from the WAPA sales contract are expected to be sufficient to support the carrying value of PGE's investment.

 The energy received by PGE under WSA is the result of a settlement  related to litigation surrounding the abandonment of WNP-3. PGE receives about 65 average annual MW for approximately 30 years from BPA under the WSA. In exchange, PGE will make available to BPA energy from its combustion turbines or from other available resources at an agreed-to price.


 NOTE 13 - REGULATORY MATTERS

 SETTLEMENT REACHED - Pursuant to the agreement adopted by the OPUC in the order discussed below, the Marion County Circuit Court approved PGE's request for dismissal of its dispute with the Commission regarding the allocation of the gain on a sale of a portion of Boardman and the Intertie in PGE V. RONALD EACHUS, MYRON KATZ, NANCY RYLES AND THE OREGON PUBLIC UTILITY COMMISSION.

1995 Rate Orders - On March 29, 1995 the OPUC issued an order on PGE's 1993 general rate request. The order, based on a two-year test period, authorized a single average rate increase of 5% representing additional revenues of $51 million in 1995 and $52 million in 1996. The order established PGE's return on equity at
  11.6% for both 1995 and 1996. This is a decrease from the previously authorized 12.5%. The order authorized PGE to recover all of the estimated
  Trojan decommissioning costs and 87% of its remaining investment in Trojan which will be collected over Trojan's original license period ending in 2011. As a result of the disallowance of 13% of PGE's investment in Trojan, the Company recorded a $37 million after-tax charge to income. The order also adopted a mechanism to decouple short-term profits from retail kilowatt-hour sales. For further information regarding the Trojan disallowance see Note 11, Trojan Nuclear Plant.

 On November 21, 1995 the Commission issued an order granting PGE an average 2.7% rate increase to recover the capital and fixed costs associated with
  Coyote Springs and BPA's October 1995 price increase. The order also addressed recovery of PGE deferred power costs and proposed elimination of certain regulatory assets.

 The order authorized full recovery of $11 million of power costs deferred from January through March 1995 and allowed recovery of only $9 million of the $50 million of power costs deferred from July 1993 through March 1994. The order also authorized the immediate recovery of approximately $29 million in incentive revenues associated with prior years' achievements of the Company's energy efficiency programs. PGE recorded a $13 million after-tax charge to income based on the order.

 The  order  implemented  the  Company's  proposal to offset certain regulatory assets, including the uncollected balance of all power cost deferrals, incentive revenues and a portion of the remaining Trojan investment, against PGE's unamortized gain on the prior sale of a portion of Boardman. The offset allowed  for  recovery of the deferred power  costs  and  incentive  revenues
  discussed  above,   without  increasing   customer  rates, while eliminating
 approximately $117 million of regulatory assets and liabilities from the Company's balance sheets.

An application for reconsideration of the November 1995 order was filed with the OPUC by a party to the proceeding. A decision from the OPUC is pending.

 NOTE 14 - LEGAL MATTERS

 BONNEVILLE PACIFIC CLASS ACTION AND LAWSUIT
  In April 1992 legal action was filed by Bonneville Pacific against Portland General, Holdings, and certain individuals affiliated with Portland General or Holdings alleging breach of fiduciary duty, tortious interference, breach of contract, and other actionable wrongs related to Holdings' investment in
  Bonneville Pacific. Following his appointment, the Bonneville Pacific bankruptcy trustee, on behalf of Bonneville Pacific, filed numerous amendments to the complaint. The complaint now includes allegations of RICO violations and RICO conspiracy, collusive tort, civil conspiracy, common law fraud, negligent misrepresentation, breach of fiduciary duty, liability as a partner for the debts of a partnership, and other actionable wrongs. The Court has rejected the Trustee's previously filed damage study which is expected to be revised and refiled.

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

                  QUARTERLY COMPARISON FOR 1995 AND 1994 (UNAUDITED)

 PORTLAND GENERAL CORPORATION

                                     MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                         (THOUSANDS  OF  DOLLARS EXCEPT PER SHARE AMOUNTS)
 1995
 Operating revenues                  $259,177        $219,892       $222,612        $281,901
 Net operating income                  49,553          47,179         40,266          58,578
 Net income/(loss)                     (1,954)         32,403         14,181          36,406
 Common stock
 Average shares outstanding        50,591,449      50,697,040     50,798,082      50,976,781
 Earnings/(loss) per
  average share{1}                      $(.04)           $.64           $.28            $.71


 1994
 Operating revenues                  $278,014        $202,110       $214,180        $265,105
 Net operating income                  55,920          30,019         27,525          40,832
 Net income                            39,165          23,965         11,887          24,513
 Common stock
 Average shares outstanding        48,670,211      50,145,565     50,285,669      50,461,348
 Earnings per average share{1}           $.80            $.48           $.24            $.49


  {1}As a result of dilutive effects of shares issued during the period, quarterly earnings per share cannot be added to arrive at annual earnings per share.




 PORTLAND GENERAL ELECTRIC COMPANY

                             MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 31
                                             (THOUSANDS OF DOLLARS)
 1995
 Operating revenues         $258,891     $218,476    $222,240       $282,021
 Net operating income         49,388       46,499      39,902         59,397
 Net income/(loss)               640       34,800      16,789         40,558
 Income available for
  common stock                (1,943)      32,383      14,409         38,294


 1994
 Operating revenues          $277,672    $201,773    $213,897        $265,613
 Net operating income          53,555      27,734      26,342          45,577
 Net income                    41,187      18,540      14,807          31,584
 Income available for
  common stock                 38,199      15,894      12,224          29,001

 ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE


 None.


                                   Part III


 ITEMS 10-13   INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS
               OF THE REGISTRANT



 PORTLAND GENERAL CORPORATION

  Information for Items 10-13 is incorporated by reference to Portland General's definitive proxy statement to be filed on or about March 27, 1996. Executive officers of Portland General are listed on page 23 of this report.

 PORTLAND GENERAL ELECTRIC COMPANY

  Information for Items 10-13 is incorporated by reference to Portland General's definitive proxy statement to be filed on or about March 27, 1996. Executive officers of Portland General Electric are listed on page 23 of this report.

                                    Part IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K


 PORTLAND GENERAL CORPORATION AND PORTLAND GENERAL ELECTRIC COMPANY


(a)  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                                                       PAGE NO.
                                                                      PGC   PGE
     FINANCIAL STATEMENTS
     Report of Independent Public Accountants                          34    65
     Consolidated Statements of Income for each of the three years
      in the period ended December 31, 1995                            35    66
     Consolidated Statements of Retained Earnings for each of the
      the three years in the period ended December 31, 1995            35    66
     Consolidated Balance Sheets at December 31, 1995 and 1994         36    67
     Consolidated Statement of Cash Flows for each of the three
      years in the period ended December 31, 1995                      37    68
    Notes to Financial Statements                                      38    69

    FINANCIAL STATEMENT SCHEDULES
    Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

    EXHIBITS
    See Exhibit Index on Page 59 of this report.

 (b)  REPORT ON FORM 8-K
                                                                      PGC   PGE
    November 21, 1995 - Item 5.  Other Events:                         X     X
    The OPUC issued an order on PGE's August 1995 consolidated filing.

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Portland General Corporation



 February 29, 1996        By      /S/ KEN L. HARRISON
                                         Ken L. Harrison

                                Chairman of the Board and
                                Chief Executive Officer


 Pursuant to the requirements of  the  Securities  Exchange  Act  of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              Chairman of the Board and
/S/ KEN L. HARRISON           Chief Executive Officer         February 29, 1996
   Ken L. Harrison


                              Senior Vice President,
/S/ JOSEPH M. HIRKO           Chief Financial Officer         February 29, 1996
    Joseph M. Hirko


*Gwyneth Gamble Booth
*Peter J. Brix
*Carolyn S. Chambers
*John W. Creighton, Jr.
*Ken L. Harrison
*Jerry E. Hudson              Directors                       February 29, 1996
*Warren E. McCain
*Jerome J. Meyer
*Randolph L. Miller
*Bruce G. Willison

*By       /S/ JOSEPH E. FELTZ
      (Joseph E. Feltz, Attorney-in-Fact)

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
  Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Portland General Electric Company



 February 29, 1996       By     /S/ KEN L. HARRISON
                                      Ken L. Harrison

                              Chairman of the Board and
                              Chief Executive Officer


 Pursuant  to  the  requirements  of  the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              Chairman of the Board and
/S/ KEN L. HARRISON           Chief Executive Officer         February 29, 1996
   Ken L. Harrison


                              Senior Vice President
/S/ JOSEPH M. HIRKO           Chief Financial Officer         February 29, 1996
    Joseph M. Hirko



*Gwyneth Gamble Booth
*Peter J. Brix
*Carolyn S. Chambers
*John W. Creighton, Jr.
*Ken L. Harrison
*Jerry E. Hudson              Directors                       February 29, 1996
*Warren E. McCain
*Jerome J. Meyer
*Randolph L. Miller
*Bruce G. Willison


*By              /S/ JOSEPH E. FELTZ
      (Joseph E. Feltz, Attorney-in-Fact)

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                   EXHIBIT INDEX

 NUMBER                         EXHIBIT                                     PGC    PGE

 (3)      Articles of Incorporation and bylaws

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

        * Form of Articles of Amendment of the New Preferred
          Stock of Portland General Electric Company
          [Registration No. 33-21257, Exhibit (4)].                                 X

        * Bylaws of Portland General Corporation as amended on
          February 5, 1991 [Form 10-K for the fiscal year
          ended December 31, 1990, Exhibit (10)].                            X

        * Bylaws of Portland General Electric Company as
          amended on October 1, 1991 [Form 10-K for the fiscal
          year ended December 31, 1991, Exhibit (3)].                               X

 (4) Instruments defining the rights of security holders, including indentures

        * Portland General Electric Company Indenture of Mortgage and Deed of Trust dated July 1, 1945;

        * Fifteenth Supplemental Indenture, dated June 1, 1966;
          Eighteenth Supplemental Indenture, dated November 1, 1970;
          Twentieth Supplemental Indenture, dated November 1, 1972;
          Twenty-First Supplemental Indenture, dated April 1, 1973;
          (Registration No. 2-61199, Exhibit 2.d-1).                         X      X

        * Fortieth Supplemental Indenture, dated October 1,
          1990 [Form 10-K for the fiscal year ended December 31,
          1990, Exhibit (4)].                                                X      X





                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                   EXHIBIT INDEX

 NUMBER                         EXHIBIT                                     PGC    PGE


 (4)    * Forty-First Supplemental Indenture dated December 31,
Cont.     1991 [Form 10-K for the fiscal year ended December 31,
          1991, Exhibit (4)].                                                X      X

        * Forty-Second Supplemental Indenture dated April 1, 1993
          [Form 10-Q for the quarter ended March 31,1993,
          Exhibit (4)].                                                      X      X

        * Forty-Third Supplemental Indenture dated July 1, 1993
          [Form 10-Q for the quarter ended September 30, 1993,
          Exhibit (4)].                                                      X      X

        * Forty-Fourth Supplemental Indenture dated August 1, 1994
          [Form 10-Q for the quarter ended September 30, 1994,
          Exhibit (4)].                                                      X      X

        * Forty-Fifth Supplemental Indenture dated May 1, 1995
          [Form 10-Q for the quarter ended June 30, 1995,
          Exhibit (4)].                                                      X      X

          Other instruments which define the rights of holders of long-term debt not required to be filed herein will be furnished upon written request.

 (10)     Material Contracts

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

        * Long-term Power Sale Agreement, dated November 5, 1985
          [Form 10-K for the fiscal year ended December 31, 1985,
          Exhibit (10)].                                                     X      X

        * Long-term Transmission Service Agreement, dated
          November 5, 1985 [Form 10-K for the fiscal year
          ended December 31, 1985, Exhibit (10)].                            X      X

        * Participation Agreement, dated December 30, 1985
          [Form 10-K for the fiscal year ended December 31,
          1985, Exhibit (10)].                                               X      X

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                   EXHIBIT INDEX

 NUMBER                         EXHIBIT                                     PGC    PGE

 (10)   * Lease Agreement, dated December 30, 1985 [Form 10-K
 Cont.    for the fiscal year ended December 31, 1985,
          Exhibit (10)].                                                     X      X

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

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                   EXHIBIT INDEX

 NUMBER                         EXHIBIT                                     PGC    PGE

 (10)   * Portland General Corporation Outside Directors Life
 Cont.    Insurance Benefit Plan, Amendment No. 2 dated
          December 3, 1989 [Form 10-K for the fiscal year ended
          December 31, 1989, Exhibit (10)].                                  X      X

        * Portland General Corporation Outside Directors' Stock
          Compensation Plan, Amended and Restated December 6,
          1989 [Form 10-K for the fiscal year ended December 31,             X
          1991, Exhibit (10)].

        * Portland General Corporation outside Directors' Stock
          Compensation Plan, Amendment No. 1 dated February 8,
          1994 [Form 10-Q for the quarter ended March 31, 1994,
          Exhibit (10)].                                                     X

          EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

          Portland General Corporation Management Deferred
          Compensation Plan, 1994 Restatement dated October 1,
          1994 (filed herewith).                                             X      X

          Portland General Corporation Management Deferred
          Compensation Plan, Amendment No. 1 dated April 1,
          1995 (filed herewith).                                             X      X

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

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                   EXHIBIT INDEX

 NUMBER                         EXHIBIT                                     PGC    PGE

 (10)   * Portland General Corporation Supplemental Executive
 Cont.    Retirement Plan, Amendment No. 1 dated January 1, 1991,
          [Form 10-K for the fiscal year ended December 31, 1991,            X      X
          Exhibit (10)].

        * Change in Control Severance Agreement, effective October 1,
          1994 [Form 10-K for the fiscal year ended December 31,
          1994, Exhibit 10(a)].                                              X      X

        * Portland General Corporation Amended and Restated 1990
          Long-Term Incentive Master Plan, amended July 1993
          [Form 10-K for the fiscal year ended December 31, 1993,
          Exhibit (10)].                                                     X

        * Portland General Corporation 1990 Long-Term Incentive
          Master Plan, Amendment No. 1 dated February 8, 1994
          [Form 10-K for the fiscal year ended December 31, 1993,
          Exhibit (10)].                                                     X

 (23)     Consents of experts and counsel

          Portland General Corporation Consent of Independent
          Public Accountants (filed herewith).                               X

          Portland General Electric Company Consent of Independent
          Public Accountants (filed herewith).                                      X

 (24)     Power of attorney

          Portland General Corporation Power of Attorney
          (filed herewith).                                                  X

          Portland General Electric Company Power of Attorney
          (filed herewith).                                                         X

 (99)     Additional exhibits

          Form 11-K relating to Employee Stock Purchase Plan of
          Portland General Corporation (filed herewith).                     X

* Incorporated by reference as indicated.

Note: Although the Exhibits furnished to the Securities and Exchange Commission with the Form 10-K have been omitted herein, they will be supplied upon written request and payment of a reasonable fee for reproduction costs. Requests should be sent to:

            Joseph M. Hirko
            Senior Vice President
            Chief Financial Officer

            Portland General Corporation
            121 SW Salmon Street
            Portland, OR 97204

                                    APPENDIX




                        PORTLAND GENERAL ELECTRIC COMPANY




                                TABLE OF CONTENTS


PART II

                                                                           Page
 Item 8.       Financial Statements and Notes ............................. 66

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

  PGE's  Board of Directors includes an Audit Committee  composed  entirely  of
  outside  directors.   It  reviews  with  management,  internal  auditors  and
 independent auditors the adequacy of internal controls, financial reporting, and other audit matters.

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

 Joseph M. Hirko
 Senior Vice President,
 Chief Financial Officer


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 To the Board of Directors and Shareholders of Portland General Electric Company:

 We have audited the  accompanying  consolidated  balance  sheets  of  Portland
  General Electric Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management.
  Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portland General Electric Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                                         Arthur Andersen LLP

 Portland, Oregon,
 January 24, 1996

               PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

 FOR THE YEARS ENDED DECEMBER 31                                          1995           1994           1993
                                                                               (THOUSANDS OF DOLLARS)
  OPERATING REVENUES                                                   $  981,628    $  958,955     $  944,531
  OPERATING EXPENSES
   Purchased power and fuel                                               293,589       347,125        311,713
   Production and distribution                                             63,841        61,891         73,576
   Maintenance and repairs                                                 47,532        47,389         55,320
   Administrative and other                                               106,128        97,987         98,408
   Depreciation and amortization                                          134,340       124,003        121,898
   Taxes other than income taxes                                           51,489        52,038         55,676
   Income taxes                                                            89,523        75,314         73,740
                                                                          786,442       805,747        790,331
 NET OPERATING INCOME                                                     195,186       153,208        154,200
 OTHER INCOME (DEDUCTIONS)
 Regulatory disallowances - net of income taxes of $25,542                (49,567)            -              -
   Allowance for equity funds used during construction                      3,257           271              -
   Other                                                                    8,415        15,500         11,771
   Income taxes                                                             4,272           377         (1,752)
                                                                          (33,623)       16,148         10,019
 INTEREST CHARGES
   Interest on long-term debt and other                                    69,667        61,493         61,817
   Interest on short-term borrowings                                        6,917         5,788          3,443
   Allowance for borrowed funds used during construction                   (7,808)       (4,043)          (785)
                                                                           68,776        63,238         64,475
 NET INCOME                                                                92,787       106,118         99,744
 PREFERRED DIVIDEND REQUIREMENT                                             9,644        10,800         12,046
 INCOME AVAILABLE FOR COMMON STOCK                                      $  83,143    $   95,318      $  87,698


                                                      PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

 FOR THE YEARS ENDED DECEMBER 31                                            1995          1994           1993
                                                                                  (THOUSANDS OF DOLLARS)
 BALANCE AT BEGINNING OF YEAR                                           $ 216,468    $  179,297      $ 165,949
 NET INCOME                                                                92,787       106,118         99,744
 ESOP TAX BENEFIT AND OTHER                                                (3,570)       (1,705)        (1,524)
                                                                          305,685       283,710        264,169
 DIVIDENDS DECLARED
   Common stock                                                            50,456        56,442         72,826
   Preferred stock                                                          8,947        10,800         12,046
                                                                           59,403        67,242         84,872
 BALANCE AT END OF YEAR                                                 $ 246,282    $  216,468      $ 179,297

 The accompanying notes are an integral part of these consolidated statements.


               PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


AT DECEMBER 31                                             1995                  1994
                                                              (THOUSANDS OF DOLLARS)

                                    ASSETS
ELECTRIC UTILITY PLANT - ORIGINAL COST
  Utility plant (includes Construction Work in
   Progress of $33,382 and $148,267)                    $  2,754,280          $  2,563,476
  Accumulated depreciation                                (1,040,014)             (958,465)
                                                           1,714,266             1,605,011
  Capital leases - less amortization of                        9,353                11,523
   $27,966 and $25,796
                                                           1,723,619             1,616,534
OTHER PROPERTY AND INVESTMENTS
  Trojan decommissioning trust, at market                     68,774                58,485
   value
  Corporate owned life insurance, less loans                  44,635                40,034
   of $ 26,432 and $21,731
  Other investments                                           24,943                26,074
                                                             138,352               124,593
CURRENT ASSETS
  Cash and cash equivalents                                    2,241                 9,590
  Accounts and notes receivable                              102,592                91,672
  Unbilled and accrued revenues                               64,516               162,151
  Inventories, at average cost                                38,338                31,149
  Prepayments and other                                       15,619                33,148
                                                             223,306               327,710
DEFERRED CHARGES
  Unamortized regulatory assets
    Trojan investment                                        301,023               402,713
    Trojan  decommissioning                                  311,403               338,718
    Income taxes recoverable                                 217,366               217,967
    Debt reacquisition costs                                  29,576                32,245
    Energy efficiency programs                                77,945                58,894
    Other                                                     27,611                47,787
  WNP-3 settlement exchange agreement                        168,399               173,308
  Miscellaneous                                               26,997                13,682
                                                           1,160,320             1,285,314
                                                        $  3,245,597          $  3,354,151

                        CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity
    Common stock, $3.75 par value per share,
     100,000,000 shares authorized,
     42,758,877 shares outstanding                      $    160,346          $    160,346
    Other paid-in capital - net                              466,325               457,412
    Retained Earnings                                        246,282               216,468
  Cumulative preferred stock
    Subject to mandatory redemption                           40,000                50,000
    Not subject to mandatory redemption                            -                69,704
  Long-term debt                                             890,556               805,814
                                                           1,803,509             1,759,744
CURRENT LIABILITIES
  Long-term debt and preferred stock due                      75,114                81,506
   within one year
  Short-term borrowings                                      170,248               148,598
  Accounts payable and other accruals                        132,064               104,612
  Accrued interest                                            15,442                19,084
  Dividends payable                                           14,956                15,702
  Accrued taxes                                               12,870                32,820
                                                             420,694               402,322
OTHER
  Deferred income taxes                                      525,391               549,160
  Deferred investment tax credits                             51,211                56,760
  Deferred gain on sale of assets                                  -               118,939
  Trojan decommissioning and transition costs                379,179               396,873
  Miscellaneous                                               65,613                70,353
                                                           1,021,394             1,192,085
                                                        $  3,245,597          $  3,354,151

The accompanying notes are an integral part of these consolidated balance sheets.

                                      67

               PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

 FOR THE YEARS ENDED DECEMBER 31                                     1995            1994             1993
                                                                            (THOUSANDS OF DOLLARS)
 CASH PROVIDED (USED IN)
   OPERATIONS:
       Net Income                                                 $  92,787       $  106,118       $  99,744
       Non-cash items included in net income:
           Depreciation and amortization                            102,183           94,140          89,718
           Amortization of WNP-3 exchange agreement                   4,910            4,695           4,489
           Amortization of Trojan investment                         24,884           26,738          26,329
           Amortization of Trojan decommissioning                    13,336           11,220          11,220
           Amortization of deferred charges - other                  (1,777)           2,712           6,713
           Deferred income taxes - net                                1,714           25,720          60,721
           Other noncash revenues                                    (3,257)            (271)              -
           Regulatory disallowances                                  49,567                -               -
      Changes in working capital:
          (Increase) Decrease in receivables                        (11,539)         (29,678)        (68,717)
          (Increase) Decrease in inventories                         (7,189)           3,264          15,017
           Increase (Decrease) in payables                           13,196           (3,470)        (26,588)
          Other working capital items - net                           1,946          (20,754)         11,886
      Trojan decommissioning expenditures                           (10,927)          (3,360)         (1,625)
      Deferred charges - other                                       (9,472)          13,987          (3,331)
      Miscellaneous - net                                            12,128            7,374          15,869
                                                                    272,490          238,435         241,445
 INVESTING ACTIVITIES:
      Utility construction - new resources                          (49,096)         (87,537)        (28,666)
      Utility construction - other                                 (158,198)        (131,675)       (101,692)
      Energy efficiency programs                                    (25,013)         (23,745)        (18,149)
      Nuclear decommissioning trust deposits                        (16,598)         (11,220)        (11,220)
      Nuclear decommissioning trust withdrawals                      13,521                      -                -
      Other investments                                              (8,624)          (9,954)         (7,133)
                                                                   (244,008)        (264,131)       (166,860)
 FINANCING ACTIVITIES:
      Short-term debt - net                                          21,650           18,678          29,855
      Borrowings from Corporate Owned Life Insurance                  4,679           21,731               -
      Long-term debt issued                                         147,138           74,631         249,782
      Long-term debt retired                                        (69,445)         (29,882)       (266,986)
      Preferred stock retired                                       (79,704)         (20,000)         (3,600)
      Common stock issued                                                 -           41,055               -
      Dividends paid                                                (60,149)         (73,026)        (84,951)
                                                                    (35,831)          33,187         (75,900)
 INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                  (7,349)           7,491          (1,315)
 CASH AND CASH EQUIVALENTS AT THE BEGINNING
   OF YEAR                                                            9,590            2,099           3,414
 CASH AND CASH EQUIVALENTS AT THE END
   OF YEAR                                                        $   2,241       $    9,590       $   2,099
 Supplemental disclosures of cash flow information
    Cash paid during the year:
       Interest, net of amounts capitalized                       $  64,136       $   55,995       $   67,447
       Income taxes                                                  94,327           44,918           17,242

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

                                                                   PAGE

 Notes to Financial Statements
    Note 1A.   Summary of Significant Accounting Policies           38
    Note 2A.   Employee Benefits                                    40
    Note 4B.   Preferred Stock                                      44
    Note 5A.   Short Term Borrowings                                46
    Note 6A.   Long-Term Debt                                       47
    Note 7A.   Other Financial Instruments                          48
    Note 8A.   Fair Value of Financial Instruments                  48
    Note 9A.   Commitments                                          49
    Note 10A.  Jointly Owned Plant                                  51
    Note 11A.  Trojan Nuclear Plant                                 51
    Note 12A.  WNP-3 Settlement Exchange Agreement                  53
    Note 13A.  Regulatory Matters                                   53
    Note 14A.  Legal Matters                                        54

 Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                26

NOTE 3A -INCOME TAXES


The following table shows the detail of taxes on income and the items used in computing the differences between the statutory federal income tax rate and PGE's effective tax rate (thousands of dollars):

                                            1995            1994            1993
  Income Tax Expense
    Currently payable
       Federal                            $ 74,089        $ 40,680        $ 12,495
       State & local                         9,448           8,536           1,591
                                            83,537          49,216          14,086
    Deferred income taxes
       Federal                             (11,631)         24,856          53,718
       State & local                        (6,648)          4,811          11,763
                                           (18,279)         29,667          65,481
    Investment tax credit adjustments       (5,549)         (3,946)         (4,075)
                                          $ 59,709        $ 74,937        $ 75,492
  Provision Allocated to:
    Operations                            $ 89,523        $ 75,314        $ 73,740
    Other income and deductions            (29,814)           (377)          1,752
                                          $ 59,709        $ 74,937        $ 75,492
  Effective Tax Rate Computation:
   Computed tax based on statutory
   federal income tax rates applied
   to income before income taxes          $ 53,374        $ 63,369        $ 61,333
    Flow through depreciation                7,389           8,080           9,207
    Regulatory disallowance                  3,456               -               -
    State and local taxes - net              5,552           9,839           9,783
    State of Oregon refund                  (4,346)              -               -
    Investment tax credits                  (5,549)         (3,946)         (4,075)
    USDOE nuclear fuel assessment                -               -           5,050
    Excess deferred tax                       (700)           (767)         (3,419)
    Other                                     (533)         (1,638)         (2,387)
                                          $ 59,709        $ 74,937        $ 75,492
    Effective tax rate                       39.2%           41.4%           43.1%


 As of December 31, 1995 and 1994, the significant components of PGE's deferred income tax assets and liabilities were as follows (thousands of dollars):

                                      1995                   1994
 DEFERRED TAX ASSETS
 Plant-in-service                    $   86,721        $   72,012
 Deferred gain on sale of assets              -            47,134
 Other                                   23,339            22,246
                                        110,060           141,392
 DEFERRED TAX LIABILITIES
 Plant-in-service                      (448,049)         (444,546)
 Energy efficiency programs             (30,314)          (23,024)
 Trojan abandonment                     (54,335)          (80,944)
 Replacement power costs                      -           (38,136)
 WNP-3 exchange contract                (60,489)          (68,698)
 Other                                  (42,470)          (39,826)
                                       (635,657)         (695,174)
 Less current deferred taxes                206             4,622
 Total                               $ (525,391)       $ (549,160)


PGE has recorded deferred tax assets and liabilities for all temporary differences between the financial statement bases and tax bases of assets and liabilities.

 Portland General has reached a settlement with the IRS on all issues regarding the 1985-1990 tax returns including PGE's WNP-3 abandonment loss deduction. During 1996, Portland General will be filing amended state returns to reflect appropriate audit adjustments. The settlement did not have a material adverse impact on the results of current operations or cash flows of Portland General Electric.


NOTE 4A - COMMON STOCK

                                          COMMON   STOCK             Other
                                       Number        $3.75 Par      Paid-In        Unearned
                                     of  Shares        Value        Capital      Compensation
                                                            (thousands of dollars)

December 31, 1992                    40,458,877      $151,721      $431,673        $(23,267)
 Redemption of preferred stock                -             -         2,130               -
 Repayment of ESOP loan and other             -             -           175           5,468
December 31, 1993                    40,458,877       151,721       433,978         (17,799)
 Sales of stock                       2,300,000         8,625        32,430               -
 Redemption of preferred stock                -             -         2,119               -
 Repayment of ESOP loan and other             -             -         1,481           5,203
December 31, 1994                    42,758,877       160,346       470,008         (12,596)
 Redemption of preferred stock                 -             -         3,093               -
 Repayment of ESOP loan and other              -             -           338           5,482
December 31, 1995                    42,758,877      $160,346      $473,439        $ (7,114)



 COMMON STOCK
  Portland General is the sole shareholder of PGE common stock. PGE is restricted, without prior OPUC approval, from paying dividends or making other distributions to Portland General to the extent such payment or distribution would reduce PGE's common stock equity capital below 36% of total capitalization. At December 31, 1995, PGE's common stock equity capital was 48% of its total capitalization.