Form 10-Q
period 1996-03-31
PORTLAND GENERAL ELECTRIC CO /OR/; PORTLAND GENERAL CORP /OR
filed 1996-05-03
CIK 784977, 79636

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q





     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended MARCH 31, 1996


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

 The number of shares outstanding of the registrants' common stocks as of April 30, 1996 are:

                   Portland General Corporation                  51,103,657
                   Portland General Electric Company             42,758,877
                            (owned by Portland General Corporation)

                                     INDEX



                                                                       PAGE
                                                                      NUMBER


 PART I.   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
           FINANCIAL INFORMATION

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations             3

              Consolidated Statements of Income                        10

              Consolidated Statements of Retained Earnings             10

              Consolidated Balance Sheets                              11

              Consolidated Statements of Cash Flow                     12

              Notes to Consolidated Financial Statements               13

              Portland General Electric Company and
              Subsidiaries Financial Information                       16

 PART II.  OTHER INFORMATION

              Item 1 - Legal Proceedings                               19

              Item 6 - Exhibits and Reports on Form 8-K                20

              Signature Page                                           21

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

  Portland General Electric Company (PGE or the Company), an electric utility company and the principal operating subsidiary of Portland General Corporation (Portland General or PGC), accounts for substantially all of
  Portland General's assets, revenues and net income. The following discussion focuses on utility operations, unless otherwise noted.

 1996 COMPARED TO 1995 FOR THE THREE MONTHS ENDED MARCH 31

  Portland General earned $49 million or $0.97 per share for the first quarter of 1996 compared to a loss of $2 million or $0.04 per share in 1995. 1995 earnings include a one time $37 million after tax charge to income relating to the writeoff of 13% of PGE's investment in the Trojan Nuclear Plant (Trojan). Excluding the Trojan loss, 1995 earnings would have been $35 million or $0.69 per share. Improved 1996 operating earnings include the effects of very favorable hydro conditions, cooler temperatures and continued retail load growth.

 Retail revenues increased by $22 million,  or  9%,  for the period, due to both higher rates and a 4% overall increase in energy sales. The Company's April 1995 general rate increase and subsequent rate adjustment for Coyote Springs in November 1995 resulted in approximately $13 million of  additional  revenue.  Energy  sales increased 180,421  megawatt-hours
  (MWh), primarily due to cooler weather resulting in approximately $9 million of additional revenue. Average temperatures in January and
 February were significantly cooler than in 1995. PGE set record peak-loads during the first week of February as temperatures dropped below freezing.

  Weather adjusted sales were up only 1%. The continued strong growth in the high tech sector was offset by a decrease in overall industrial sales, primarily due to production cutbacks by paper manufacturing. Nevertheless, commercial and residential sales were strong with the addition of over 4,170 retail customers during the quarter. On average PGE served over 15,400 more retail customers than in 1995.

 Wholesale revenues increased $17 million or 82% from 1995  despite  a  49%
  decrease in average sale prices. Aggressive marketing of abundant hydro generated power combined with a higher demand for power increased sales to 3 1/2 times last year's levels.

 Purchased power and fuel expense decreased $5.4 million despite a 33% increase in total system load as the average cost of power decreased from
  17.9 to 12.9 mills (10 mills = 1 cent). Record rainfall resulted in excellent hydro conditions which contributed to significant supplies of low cost secondary energy in the region and kept thermal plants idle.

 PGE hydro generation increased 15%, or 109,900 MWh, reflecting good water conditions on the Clackamas River system. PGE thermal generation decreased
  1,103,500 MWh and accounted for only 5% of total Company energy requirements compared to 27% last year.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


  Energy purchases were up 88% due to thermal displacement and increased load while abundant supplies of energy drove wholesale prices below 1995 levels. Firm purchases averaged 14.6 mills compared to 26.3 mills last year due to favorable hydro conditions on the mid-Columbia. Spot market purchases averaged 9.3 mills compared to an average 11.9 mills in 1994.

     RESOURCE MIX/VARIABLE POWER COSTS
                                                               Average Variable
                        Resource Mix                        Power Cost (Mills/KWh)
                     1996           1995                       1996         1995
 Generation            17%            40%                       4.4           7.9
 Firm Purchases        67             44                       14.6          26.3
 Spot Purchases        16             16                        9.3          11.9
   Total Resources    100%           100%       Average        12.9          17.9



  PGE  does  not have a fuel adjustment clause as part  of  its
  retail  rate  structure;   therefore,  changes  in  fuel  and
 purchased power expenses are reflected currently in earnings.

 Operating expenses (excluding variable power, depreciation and income taxes) were nearly $14 million higher than last year. The increase included approximately $5 million in storm and flood related expenditures and maintenance of the distribution system deferred from last year, $4 million in incremental firm natural gas transportation capacity to support Coyote Springs operations and additional firm capacity at Beaver as well as increased marketing and support costs to serve PGE's growing base of retail customers.

 Depreciation increased $6 million, or 19%, largely due to new depreciation rates and Coyote Springs being placed in service.
  Income taxes increased $10 million primarily due to an increase in before tax operating income. Preferred stock dividends decreased  due  to less preferred stock outstanding.
  During 1995 PGE redeemed nearly $80 million of preferred stock.

 Allowance for Funds Used During Construction has dropped to levels which reflect no further significant investment in new generating resources. In addition, the 1995 period included approximately  $3  million  in  accrued  interest  income  on regulatory assets primarily related to the Company's outstanding power cost deferrals.

 Due to seasonal  fluctuations in electricity sales, as well as the price of wholesale energy and fuel costs, quarterly operating earnings are not necessarily indicative of results to be expected for calendar year 1996.

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

 In February 1996, the Board of Directors approved an increase in PGC's quarterly dividend from $.30 to $.32 per share. This is the first change to Portland General's dividend since April
 1990.

 Portland General received $13.7 million in dividends  from PGE during the first quarter of 1996 and $1.4 million in proceeds from the exercise of stock options and purchases under the Employee Stock Purchase Plan. Beginning in November 1995 PGC began open market purchases of common stock for its Dividend Reinvestment and Optional Cash Payment Plan.

 PORTLAND GENERAL ELECTRIC COMPANY

  CASH PROVIDED BY OPERATIONS is used to meet the day-to-day cash requirements of PGE. Supplemental cash is obtained from external borrowings as needed.

 A significant portion  of  cash  from  operations  comes  from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash. Improved cash flow for the current year reflects a higher percentage of cash revenues combined with lower variable power costs.

  INVESTING ACTIVITIES include improvements to generation, transmission and distribution facilities and continued
   investment   in   energy   efficiency   programs.    Capital
  expenditures for 1996 of approximately $170 million are expected to be fully funded by operating cash flows. Through
  March 31, 1996 nearly $33 million has been expended for capital projects, primarily improvements to the Company's distribution system to support the addition of new customers to PGE's service territory.

 PGE funds an external trust for Trojan decommissioning costs. The April 1995 general rate order authorized PGE to increase its collections from customers and its corresponding contribution to the trust from $11 million to $14 million annually. The trust invests in investment-grade tax-exempt and U.S. Treasury bonds. The Company makes regular
   withdrawals   from   the   trust   for   reimbursement    of
 decommissioning expenditures.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

  FINANCING ACTIVITIES - In January 1996 the Company called $47.6 million of the 7 3/4% and the 7.95% First Mortgage Bonds due in 2002 and 2003 respectively. In addition, in March 1996 PGE retired a $35 million variable rate note which the Company had issued to a commercial bank in January 1996. The note was not due to mature until January 1997.

 On April 15, 1996 PGE redeemed the  200,000 outstanding shares
  of  its  8.10%  preferred  stock, at par.   The  $20  million
   redemption  leaves  only  the  Company's   7.75%   preferred
 stock outstanding which has sinking fund requirements beginning in 2002.

 In March 1996 both Standard & Poor's Investor Services (S&P) and Moody's Investor Services (Moody's) upgraded PGE's debt ratings. S&P upgraded PGE's senior secured debt from A- to A, its unsecured debt from BBB+ to A-, and commercial paper from A2 to A1 with a Stable Outlook. Similarly Moody's upgraded the Company's debt ratings, raising PGE's secured debt from A3 to A2, unsecured debt from Baa1 to A3 and commercial paper from P2 to P1. The improved ratings, especially on short-term debt, should help lower the Company's future borrowing costs.

 The issuance of additional preferred  stock and First Mortgage
  Bonds  requires  PGE to meet earnings coverage  and  security provisions set forth  in  the  Articles  of  Incorporation and
 Indenture securing its First Mortgage Bonds.   As of March 31,
 1996, PGE has the capability to issue up to approximately $800 million of preferred stock and $500 million of additional First Mortgage Bonds.


 FINANCIAL AND OPERATING OUTLOOK

 UTILITY

 COMPETITION

 The Energy Policy Act of 1992 (Energy Act) set the  stage  for change in federal and state regulations aimed at increasing both wholesale and retail competition in the electric industry. The Energy Act eased restrictions on independent power production and granted authority to the Federal Energy Regulatory Commission (FERC) to mandate open access for the wholesale transmission of electricity.

  FERC has taken steps to provide a framework for increased competition in the electric industry. On April 24, 1996 FERC issued final rules requiring non-discriminatory open access transmission by all public utilities that own interstate
  transmission.   The  final  rule requires utilities  to  file
 tariffs that offer others the  same transmission services they provide themselves under comparable terms and conditions. This rule allows public utilities to recover stranded costs resulting from investment made to provide services to wholesale
   customers.    The  new  ruling  requires  reciprocity   from
 municipals, cooperatives and federal power marketers receiving
 service under the  new  tariff.   The  new  rules will go into
 effect mid-year 1996 and are expected to result in increased competition, lower prices and more choices to wholesale energy customers.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 The FERC action applies only to the wholesale transmission  of electricity and does not proscribe terms and conditions of retail transmission service which is subject to individual state regulation. Since the passage of the Energy Act, various state utility commissions have addressed proposals which would gradually allow retail customers direct access to generation suppliers, marketers, brokers and other service providers in a competitive marketplace for energy services. Although presently operating in a cost-based regulated environment, PGE expects increasing competition from other forms of energy and other suppliers of electricity. While the
  Company is unable to determine the future impact of increased competition, it believes that ultimately it will result in reduced retail as well as wholesale prices.

 RETAIL CUSTOMER GROWTH AND ENERGY SALES

 During the first quarter of 1996, over 4,170 retail customers were added to PGE's service territory. Weather adjusted retail energy sales growth for the three months ended March 31, 1996 was approximately 1.0%. Commercial and residential weather adjusted sales increased 2.2% and 2.1% respectively. High-tech and transportation industrial sales were strong; however, production cutbacks by paper manufacturing caused total industrial sales to be off approximately 3.8% for the quarter. The Company expects annual 1996 retail energy sales growth to be approximately 4.6%.

 WHOLESALE MARKETING

 The current surplus of electric generating capability in the Western U.S., the entrance of numerous wholesale marketers and brokers into the market, and open access transmission will contribute to increasing pressure on the price of power. In addition the development of financial markets and the NYMEX futures trading (discussed below) have led to increased information available to market participants, further adding to the competitive pressure on wholesale prices.

 Despite increasing competition, Company wholesale revenues continue to make a growing contribution providing nearly 13% of total operating revenues and increasing almost 82% compared to first quarter of 1995. The growth in wholesale sales is attributed to PGE's aggressive sales efforts as part of the
  Company's plan to expand its existing marketing capabilities and activities throughout the Western U.S.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


POWER SUPPLY

 Current projections forecast the annual runoff of the Columbia River at the Dalles to be 20 percent above normal, assuming normal precipitation for the rest of the season. Precipitation during the 1995-96 winter season has been 128 percent of normal. Not since the early 1980's has the region had more favorable hydro conditions. Current water conditions should result in continued high levels of hydro generation during the January - July run-off season as well as provide ample water supplies to refill reservoirs for the remainder of the year. As a result of the availability of low-cost hydro generation, thermal plants operated by PGE are currently in economic shutdown. Given current forecasts prove accurate it is likely that hydro generation will continue to be a major factor in the availability of low-cost secondary power and the economic dispatch of higher cost thermal generation.

 COMMODITY PRICE RISK MANAGEMENT

  The Company is exposed to market risk arising from the need to purchase fuel for its generating units (both natural gas and coal) as well as the direct purchase and sale of wholesale electricity in support of its retail and wholesale markets. The Company uses financial instruments, such as commodity futures, options, forwards and swaps, to hedge the price of natural gas and electricity and reduce the Company's exposure to market fluctuations in the price of natural gas and electricity as well as for trading purposes.

  Hedging transactions consist primarily of fixed for floating swap agreements and the use of electric futures contracts. In 1996 the Company began active trading of financial instruments. Trading activities include the use of electric and natural gas swap agreements, the sale of electric and natural gas options, and participation in the recent sale and trading of electric futures contracts. PGE's total market risk is evaluated on an on-going basis and monitored against risk limits approved by PGE's Board of Directors.

 ELECTRIC FUTURES TRADING - The Company has been an active participant in the electric futures market since the contracts began trading on the New York Mercantile Exchange (NYMEX) on
  March 29, 1996. The futures contracts allow for delivery of 736 MWh of electricity at the California-Oregon Border or at Palo-Verde.

 REGULATORY MATTERS

 APPLICATION FOR RECONSIDERATION DENIED - On  March 4, 1996 the
  Public Utility Commission of Oregon (OPUC or the Commission) denied the Citizens' Utility Board's (CUB) application for reconsideration of a November 1995 order allowing PGE to recover the capital and fixed costs associated with Coyote Springs.

 CUB's appeal requested review of the adequacy  of  natural gas
  forecasts   in  light  of  recent reductions

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

  in the price  of
 natural gas.  In denying the  application the Commission found that this issue was adequately addressed in the November order. However, the Commission stated their recognition of the importance of the issue raised by CUB and the eventual need for such reductions, if they continue, to benefit customers. PGE has agreed to work with OPUC staff and other interested parties to develop a plan for dealing with the issue in 1997.

For further information on  the  November  1995 Coyote Springs order  or  the  Company's March 1995 general rate  order  see
 Portland General's and PGE's reports on Form 10-K for the year ended December 31, 1995.

 TROJAN INVESTMENT RECOVERY - On April 4, 1996 a circuit court judge in Marion County, Oregon contradicted a November 1994 ruling from the same court, finding that the OPUC could not authorize PGE to collect a return on its undepreciated investment in Trojan currently in PGE's rate base. The ruling was the result of an appeal of PGE's 1995 general rate order which granted PGE recovery of, and a return on, 87% of its remaining investment in Trojan.

 The November 1994 ruling, by a different  judge  of  the  same court,  upheld  the Commission's 1993 Declaratory Ruling (DR-
 10). In DR-10 the OPUC ruled that PGE could recover and earn a return on its undepreciated Trojan investment, provided certain conditions were met. The Commission relied on a 1992 Oregon Department of Justice opinion issued by the Attorney General's office stating that the Commission had the authority to set prices including recovery of and on investment in plant that is no longer in service.

 The 1994 ruling was appealed to the Oregon Court of Appeals and stayed pending the appeal of the Commission's March 1995 order. PGE has appealed the April 1996 ruling which will likely be combined with the appeal of the November 1994 ruling at the Oregon Court of Appeals.

 For further information regarding the legal challenges to the OPUC's authority to grant recovery of PGE's Trojan investment see  Item  3, Legal proceedings, of  Portland  General's  and
 PGE's Forms 10-K for the year ended December 31, 1995.

 TROJAN DECOMMISSIONING  -  In  early  1996  both  the  Nuclear
  Regulatory Commission (NRC) and the Oregon Energy Facility Siting Council (EFSC) approved the Trojan Decommissioning
 Plan. Approval of the plan by these regulatory agencies will allow PGE to commence decommissioning activities, the majority of which will occur between 1997 and 2001.

 LITIGATION SETTLEMENT REACHED

 WESTINGHOUSE - PGE and Westinghouse Electric Corporation have reached a settlement in PGE's lawsuit which was filed in 1993 against Westinghouse regarding steam generators supplied by Westinghouse to Trojan. Terms of the settlement are confidential.  The Company  does  not expect the settlement to have a material effect on the PGE's results of operations, cash flows or financial condition for any future reporting period.

        PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME FOR THE
         THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                          (Unaudited)

                                                                          Three Months Ended
                                                                               March  31
                                                                        1996            1995
                                                                        (Thousands of Dollars)
 OPERATING REVENUES                                                $   300,581     $   259,177
 OPERATING EXPENSES
    Purchased power and fuel                                            82,297          87,696
    Production and distribution                                         21,952          15,153
    Maintenance and repairs                                             13,249           9,933
    Administrative and other                                            27,685          25,140
    Depreciation and amortization                                       37,533          31,458
    Taxes other than income taxes                                       14,893          13,757
                                                                       197,609         183,137

 OPERATING INCOME BEFORE INCOME TAXES                                  102,972          76,040

 INCOME TAXES                                                           36,228          26,487

 NET OPERATING INCOME                                                   66,744          49,553

 OTHER INCOME (DEDUCTIONS)
    Regulatory disallowance - net of income taxes of $25,542                 -         (36,708)
    Interest expense                                                   (19,768)        (19,195)
    Allowance for funds used during construction                           242           2,148
    Preferred dividend requirement - PGE                                  (986)         (2,583)
    Other - net of income taxes                                          3,130           4,831

 NET INCOME/(LOSS)                                                 $    49,362     $    (1,954)

 COMMON STOCK
    Average shares outstanding                                      51,063,105      50,591,449
    Earnings/(Loss) per average share                                    $0.97          ($0.04)
    Dividends declared per share                                         $0.32           $0.30


                         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE
                              THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                              (Unaudited)
                                                                          Three Months Ended
                                                                               March 31
                                                                        1996            1995
                                                                       (Thousands of Dollars)
 BALANCE AT BEGINNING OF PERIOD                                    $   135,885     $   118,676
 NET INCOME/(LOSS)                                                      49,362          (1,954)
 ESOP TAX BENEFIT AND OTHER                                               (530)           (474)
                                                                       184,717         116,248
 DIVIDENDS DECLARED ON COMMON                                           16,352          15,185
 STOCK
 BALANCE AT END OF PERIOD                                          $   168,365     $   101,063

 The accompanying notes are an integral part of these consolidated statements.

        PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
          AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                          (Unaudited)

                                                                                      (Unaudited)
                                                                                        March 31          December 31
                                                                                          1996                1995
                                                                                           (Thousands of Dollars)
                                          ASSETS
 ELECTRIC UTILITY PLANT - ORIGINAL COST
    Utility plant (includes Construction Work in Progress of
       $43,483 and $33,382)                                                         $  2,785,437          $  2,754,280
    Accumulated depreciation                                                          (1,066,333)           (1,040,014)
                                                                                       1,719,104             1,714,266
    Capital leases - less amortization of $28,508 and $27,966                              8,810                 9,353
                                                                                       1,727,914             1,723,619
 OTHER PROPERTY AND INVESTMENTS
    Leveraged leases                                                                     152,417               152,666
    Trojan decommissioning trust, at market value                                         71,204                68,774
    Corporate owned life insurance, less loans of $27,763 and $26,432                     74,093                74,574
    Other investments                                                                     35,267                28,603
                                                                                         332,981               324,617
 CURRENT ASSETS
    Cash and cash equivalents                                                             11,342                11,919
    Accounts and notes receivable                                                        110,231               104,815
    Unbilled and accrued revenues                                                         58,202                64,516
    Inventories, at average cost                                                          38,859                38,338
    Prepayments and other                                                                 25,491                16,953
                                                                                         244,125               236,541
 DEFERRED CHARGES
  Unamortized regulatory assets
    Trojan investment                                                                    295,577               301,023
    Trojan  decommissioning                                                              306,768               311,403
    Income taxes recoverable                                                             213,842               217,366
    Debt reacquisition costs                                                              29,929                29,576
    Energy efficiency programs                                                            79,074                77,945
    Other                                                                                 27,126                27,611
  WNP-3 settlement exchange agreement                                                    167,103               168,399
  Miscellaneous                                                                           29,461                29,917
                                                                                       1,148,880             1,163,240
                                                                                    $  3,453,900          $  3,448,017

                              CAPITALIZATION  AND LIABILITIES
 CAPITALIZATION
    Common stock equity
      Common stock, $3.75 par value per share, 100,000,000 shares authorized,
        51,100,857 and 51,013,549 shares outstanding                                $    191,628          $    191,301
      Other paid-in capital - net                                                        576,104               574,468
      Unearned compensation                                                               (7,291)               (8,506)
      Retained earnings                                                                  168,365               135,885
                                                                                         928,806               893,148
    Cumulative preferred stock of subsidiary
      Subject to mandatory redemption                                                     30,000                40,000
    Long-term debt                                                                       865,962               890,556
                                                                                       1,824,768             1,823,704
 CURRENT LIABILITIES
    Long-term debt and preferred stock due within one year                                91,554               105,114
    Short-term borrowings                                                                172,399               170,248
    Accounts payable and other accruals                                                  110,148               133,405
    Accrued interest                                                                      17,903                16,247
    Dividends payable                                                                     17,717                16,668
    Accrued taxes                                                                         64,001                15,151
                                                                                         473,722               456,833
 OTHER
    Deferred income taxes                                                                645,904               652,846
    Deferred investment tax credits                                                       49,898                51,211
    Trojan decommissioning and transition obligation                                     376,870               379,179
    Miscellaneous                                                                         82,738                84,244
                                                                                       1,155,410             1,167,480
                                                                                    $  3,453,900          $  3,448,017
 The accompanying notes are an integral part of these consolidated balance sheets.

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE
                    THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31
                                                                      1996                1995
                                                                       (Thousands of Dollars)
 CASH PROVIDED (USED) BY -
 OPERATIONS:
   Net income                                                      $  49,362           $  (1,954)
   Adjustment to reconcile net income to net cash
    provided by operations:
      Depreciation and amortization                                   29,113              23,806
      Amortization of WNP-3 exchange agreement                         1,296               1,228
      Amortization of Trojan investment                                5,825               6,463
      Amortization of Trojan decommissioning                           3,510               2,805
      Amortization of deferred items - other                          (1,473)             (1,011)
      Deferred income taxes - net                                     (4,772)             (3,732)
      Other noncash revenues                                            (383)               (403)
      Regulatory disallowance                                              -              36,708
   Changes in working capital:
      (Increase) Decrease in receivables                                 404               4,887
      (Increase) Decrease in inventories                                (521)             (6,645)
      Increase (Decrease) in payables                                 26,896              24,666
      Other working capital items - net                               (8,538)            (11,050)
   Trojan decommissioning expenditures                                  (530)             (1,374)
   Deferred items - other                                             (2,083)              1,504
   Miscellaneous - net                                                 4,704               2,813
                                                                     102,810              78,711
 INVESTING ACTIVITIES:
   Utility construction - new resources                                  (11)            (15,959)
   Utility construction - other                                      (33,274)            (28,434)
   Energy efficiency programs                                         (2,711)             (3,902)
   Rentals received from leveraged leases                              5,576               4,423
   Nuclear decommissioning trust deposits                             (4,439)             (2,805)
   Nuclear decommissioning trust withdrawals                           1,356               4,938
   Other                                                              (7,008)              5,216
                                                                     (40,511)            (36,523)
 FINANCING ACTIVITIES:
   Short-term borrowings - net                                         2,151             (23,627)
   Borrowings from Corporate Owned Life Insurance                      1,312               2,589
   Long-term debt issued                                              35,000                   -
   Long-term debt retired                                            (82,595)             (3,045)
   Repayment of nonrecourse borrowings for
     leveraged leases                                                 (4,874)             (3,871)
   Common stock issued                                                 1,433               2,349
   Dividends paid                                                    (15,303)            (15,068)
                                                                     (62,876)            (40,673)
 INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                     (577)              1,515
 CASH AND CASH EQUIVALENTS AT THE BEGINNING
   OF PERIOD                                                          11,919              17,542
 CASH AND CASH EQUIVALENTS AT THE END
   OF PERIOD                                                       $  11,342           $  19,057

 Supplemental disclosures of cash flow
 information
   Cash paid during the period:
     Interest, net of amounts capitalized                          $  16,901           $  15,403
     Income taxes                                                          -                   -

 The accompanying notes are an integral part of these consolidated statements.

           PORTLAND   GENERAL  CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

 NOTE 1

 PRINCIPLES OF INTERIM STATEMENTS

  The  interim  financial statements  have
 been prepared by Portland General and, in
  the opinion of management,  reflect  all
 material  adjustments which are necessary
 to a fair statement  of  results  for the
   interim   period   presented.   Certain
 information and footnote disclosures made
 in the last annual report  on  Form  10-K
  have  been  condensed or omitted for the
 interim statements.   Certain  costs  are
 estimated for the full year and allocated
 to interim periods based on the estimates
   of   operating  time  expired,  benefit
 received  or activity associated with the
 interim period.   Accordingly, such costs
 are subject to year-end  adjustment.   It
  is Portland General's opinion that, when
  the   interim  statements  are  read  in
 conjunction  with  the 1995 Annual Report
   on  Form  10-K,  the  disclosures   are
  adequate   to   make   the   information
 presented not misleading.

 RECLASSIFICATIONS
 Certain amounts in prior years have been reclassified for comparative purposes.


 NOTE 2

 LEGAL MATTERS

   BONNEVILLE  PACIFIC  CLASS  ACTION  AND
 LAWSUIT
 In  April  1992 legal action was filed by
  Bonneville  Pacific   against   Portland
 General, Portland General Holdings,  Inc.
   (Holdings),   and  certain  individuals
  affiliated  with  Portland  General  and
  Holdings  alleging breach  of  fiduciary
 duty, tortious  interference,  breach  of
  contract,  and  other  actionable wrongs
   related  to  Holdings'  investment   in
  Bonneville   Pacific.    Following   his
   appointment,   the  Bonneville  Pacific
   bankruptcy  trustee,   on   behalf   of
  Bonneville   Pacific,   filed   numerous
   amendments   to   the  complaint.   The
  complaint  now includes  allegations  of
  RICO violations and RICO conspiracy, collusive tort, civil conspiracy, common law fraud, negligent misrepresentation, breach of fiduciary duty, liability as a partner for the debts of a partnership, and other actionable wrongs. The amount of damages sought is not specified in the complaint. The Court has rejected the Trustee's previously filed damage study which is expected to be revised and refiled.

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

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


 NOTE 3 - TROJAN NUCLEAR PLANT

 INVESTMENT RECOVERY
 On April 4, 1996 a circuit court judge in
  Marion  County,  Oregon  contradicted  a
 November 1994 ruling from the same court,
 finding that the OPUC could not authorize
   PGE   to   collect  a  return  on   its
 undepreciated  investment  in  Trojan
 currently in PGE's rate base. The ruling was the result of an appeal of PGE's 1995 general rate order which granted PGE recovery of, and a return on, 87% of its remaining investment in Trojan.

  The November 1994 ruling, by a different
 judge  of  the  same  court,  upheld  the
 Commission's 1993 Declaratory Ruling (DR-
  10).   In DR-10 the  OPUC ruled that PGE
 could recover  and  earn  a return on its
 undepreciated Trojan investment, provided
   certain   conditions  were  met.    The
  Commission  relied   on  a  1992  Oregon
 Department of Justice opinion  issued  by
  the Attorney General's office stating that the Commission had the authority to set prices including recovery of and on investment in plant that is no longer in service.

  The  1994   ruling  was  appealed to the
  Oregon  Court  of  Appeals  and   stayed
  pending  the  appeal of the Commission's
 March 1995 order.   PGE  has appealed the
  April 1996 ruling which will likely be combined with the appeal of the November
  1994 ruling at the Oregon Court of Appeals.

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

        PORTLAND GENERAL ELECTRIC  COMPANY AND SUBSIDIARIES
           FINANCIAL STATEMENTS AND RELATED INFORMATION



                         TABLE OF CONTENTS


                                                            PAGE
                                                           NUMBER

    Management Discussion and Analysis of
    Financial Condition and Results of Operations*          3-10

    Financial Statements                                   16-18

    Notes to Financial Statements**                        13-14





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

                      Portland General Electric Company and Subsidiaries

                         CONSOLIDATED  STATEMENTS OF INCOME FOR THE
                        THREE MONTHS ENDED  MARCH  31, 1996 AND 1995
                                         (UNAUDITED)

                                                                                Three Months Ended
                                                                                     March 31
                                                                               1996            1995
                                                                              (Thousands of Dollars)
  OPERATING REVENUES                                                       $  300,195       $  258,891
  OPERATING EXPENSES
   Purchased power and fuel                                                    82,297           87,696
   Production and distribution                                                 21,952           15,153
   Maintenance and repairs                                                     13,249            9,933
   Administrative and other                                                    27,070           24,817
   Depreciation and amortization                                               37,512           31,437
   Taxes other than income taxes                                               14,847           13,721
   Income taxes                                                                36,452           26,746
                                                                              233,379          209,503
 NET OPERATING INCOME                                                          66,816           49,388
 OTHER INCOME (DEDUCTIONS)
 Regulatory disallowance - net of income taxes of $25,542 in 1995                   -          (36,708)
 Allowance for equity funds used during construction                                -              121
 Other                                                                          1,748            4,690
 Income taxes                                                                     323             (344)
                                                                                2,071          (32,241)
 INTEREST CHARGES
   Interest on long-term debt and other                                        16,537           16,347
   Interest on short-term borrowings                                            2,488            2,187
   Allowance for borrowed funds used during construction                         (242)          (2,027)

                                                                               18,783           16,507
 NET INCOME                                                                    50,104              640
 PREFERRED DIVIDEND REQUIREMENT                                                   986            2,583
 INCOME/(LOSS) AVAILABLE FOR COMMON STOCK                                  $   49,118       $   (1,943)
 COMMON STOCK

                    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE
                         THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                         (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31
                                                                               1996             1995
                                                                               (Thousands of Dollars)
 BALANCE AT BEGINNING OF PERIOD                                            $  246,282       $  216,468
 NET INCOME                                                                    50,104              640
 ESOP TAX BENEFIT AND OTHER                                                      (530)            (474)
                                                                              295,856          216,634
 DIVIDENDS DECLARED
   Common stock                                                                14,966           11,545
   Preferred stock                                                                986            2,583
                                                                               15,952           14,128
 BALANCE AT END OF PERIOD                                                  $  279,904       $  202,506

 The accompanying notes are an integral part of these consolidated statements.

                                      16

                  PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                      AS OF MARCH 31, 1996 AND DECEMBER 31, 1995


                                                                          (Unaudited)
                                                                            March 31         December 31
                                                                              1996              1995
                                                                                (Thousands of Dollars)
                                                    ASSETS
 ELECTRIC UTILITY PLANT - ORIGINAL COST
  Utility plant (includes Construction Work in Progress of
   $43,483 and $33,382)                                                   $  2,785,437       $  2,754,280
  Accumulated depreciation                                                  (1,066,333)        (1,040,014)
                                                                             1,719,104          1,714,266
  Capital leases - less amortization of $28,508 and $27,966                      8,810              9,353
                                                                             1,727,914          1,723,619
 OTHER PROPERTY AND INVESTMENTS
  Trojan decommissioning trust, at market value                                 71,204             68,774
  Corporate owned life insurance, less loans of $27,763 and $26,432             43,853             44,635
  Other investments                                                             31,156             24,943
                                                                               146,213            138,352
 CURRENT ASSETS
  Cash and cash equivalents                                                      9,141              2,241
  Accounts and notes receivable                                                110,001            102,592
  Unbilled and accrued revenues                                                 58,202             64,516
  Inventories, at average cost                                                  38,859             38,338
  Prepayments and other                                                         24,356             15,619
                                                                               240,559            223,306
 DEFERRED CHARGES
  Unamortized regulatory assets
   Trojan investment                                                           295,577            301,023
   Trojan  decommissioning                                                     306,768            311,403
   Income taxes recoverable                                                    213,842            217,366
   Debt reacquisition costs                                                     29,929             29,576
   Energy efficiency programs                                                   79,074             77,945
   Other                                                                        27,126             27,611
   WNP-3 settlement exchange agreement                                         167,103            168,399
   Miscellaneous                                                                27,573             26,997
                                                                             1,146,992          1,160,320
                                                                          $  3,261,678       $  3,245,597

                                        CAPITALIZATION AND LIABILITIES
 CAPITALIZATION
  Common stock equity
   Common stock, $3.75 par value per share, 100,000,000 shares
    authorized, 42,758,877 shares outstanding                             $    160,346       $    160,346
   Other paid-in capital - net                                                 468,043            466,325
   Retained earnings                                                           279,904            246,282
  Cumulative preferred stock
   Subject to mandatory redemption                                              30,000             40,000
  Long-term debt                                                               865,962            890,556
                                                                             1,804,255          1,803,509
 CURRENT LIABILITIES
  Long-term debt and preferred stock due within one year                        61,554             75,114
  Short-term borrowings                                                        172,399            170,248
  Accounts payable and other accruals                                          111,526            132,064
  Accrued interest                                                              17,703             15,442
  Dividends payable                                                             16,239             14,956
  Accrued taxes                                                                 66,877             12,870
                                                                               446,298            420,694
 OTHER
  Deferred income taxes                                                        520,399            525,391
  Deferred investment tax credits                                               49,898             51,211
  Trojan decommissioning and transition costs                                  376,870            379,179
  Miscellaneous                                                                 63,958             65,613
                                                                             1,011,125          1,021,394
                                                                          $  3,261,678       $  3,245,597


The accompanying notes are an integral part of these consolidated balance sheets.

                 PORTLAND  GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                    CONSOLIDATED  STATEMENTS OF CASH FLOW FOR THE
                     THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                    (Unaudited)

                                                                                             Three Months Ended
                                                                                                   March 31
                                                                                           1996              1995
                                                                                           (Thousands of Dollars)
 CASH PROVIDED (USED IN)
   OPERATIONS:
       Net Income                                                                      $  50,104         $     640
       Non-cash items included in net income:
           Depreciation and amortization                                                  29,092            23,785
           Amortization of WNP-3 exchange agreement                                        1,296             1,228
           Amortization of Trojan investment                                               5,825             6,463
           Amortization of Trojan decommissioning                                          3,510             2,805
           Amortization of deferred items - other                                         (1,473)           (1,011)
           Deferred income taxes - net                                                    (2,600)              (28)
           Other noncash revenues                                                              -              (121)
           Regulatory disallowance                                                             -            36,708
      Changes in working capital:
          (Increase) Decrease in receivables                                              (1,589)            3,661
          (Increase) Decrease in inventories                                                (521)           (6,645)
          Increase (Decrease) in payables                                                 35,447            28,969
          Other working capital items - net                                               (8,737)          (11,839)
      Trojan decommissioning expenditures                                                   (530)           (1,374)
      Deferred items - other                                                              (2,083)            1,504
      Miscellaneous - net                                                                  4,047             2,171
                                                                                         111,788            86,916
 INVESTING ACTIVITIES:
      Utility construction - new resources                                                   (11)          (15,959)
      Utility construction - other                                                       (33,274)          (28,434)
      Energy efficiency programs                                                          (2,711)           (3,902)
      Nuclear decommissioning trust deposits                                              (4,439)           (2,805)
      Nuclear decommissioning trust withdrawals                                            1,356             4,938
      Other investments                                                                   (7,008)             (501)
                                                                                         (46,087)          (46,663)
 FINANCING ACTIVITIES:
      Short-term debt - net                                                                2,151           (23,608)
      Borrowings from Corporate Owned Life Insurance                                       1,312             2,589
      Long-term debt issued                                                               35,000                 -
      Long-term debt retired                                                             (82,595)           (3,045)
      Dividends paid                                                                     (14,669)          (15,409)
                                                                                         (58,801)          (39,473)
 INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                        6,900               780
 CASH AND CASH EQUIVALENTS AT THE BEGINNING
   OF PERIOD                                                                               2,241             9,590
 CASH AND CASH EQUIVALENTS AT THE END
   OF PERIOD                                                                           $   9,141         $  10,370

 Supplemental disclosures of cash flow information
    Cash paid during the period:
       Interest, net of amounts capitalized                                            $  15,713         $  14,178
       Income taxes                                                                       (7,437)             (697)

 The accompanying notes are an integral part of these consolidated statements.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                  PART   II.   OTHER INFORMATION

ITEM  1.    LEGAL PROCEEDINGS

 For further information, see Portland General's and PGE's reports on Form 10-K for the year ended December 31, 1995.

                             UTILITY

 SOUTHERN CALIFORNIA EDISON COMPANY V. PGE, U.S. DISTRICT COURT FOR THE DISTRICT OF OREGON

  On March 29, 1996 PGE and SCE reached a settlement (Termination Agreement)
  in the complaint filed  by SCE  regarding  a long-term   power sale and
  exchange agreement (Power  Agreement).    The
  complaint filed in August    1994 claimed that PGE's closure   of  the
  Trojan Nuclear Plant allowed SCE to terminate the contract. The settlement will amend and ultimately terminate the long-term contract. If approved by
  FERC and the California Public   Utility Commission  the Termination
  Agreement will release all previous claims asserted in the legal dispute. Until termination, SCE will continue to make annual payments under the Power Agreement of $16.9 million to PGE. Upon approval of the settlement and termination of the long-term agreement, SCE's annual payments under the Termination Agreement will be $15 million through
   1999   and   $32 million from 2000 through 2002.

 CITIZENS' UTILITY BOARD OF OREGON V. PUBLIC UTILITY COMMISSION OF OREGON and UTILITY REFORM PROJECT AND COLLEEN O'NEIL V. PUBLIC UTILITY COMMISSION OF OREGON, MARION COUNTY OREGON CIRCUIT COURT

 On April 4, 1996 a circuit court judge in Marion County, Oregon contradicted
 a November    1994 ruling  from  the same    court, finding  that  the OPUC
 could  not authorize  PGE  to collect  a return on its undepreciated
 investment  in Trojan  currently in   PGE's  rate base. The  ruling
 was  the result of an appeal of PGE's 1995 general  rate order    which
 granted PGE recovery of, and a return on, 87% of its remaining investment in Trojan.

  The November 1994 ruling,   by   a different judge of the  same  court,
     upheld     the Commission's  1993 Declaratory Ruling (DR-10).  In DR-10
  the   OPUC  ruled that  PGE  could recover and earn a return   on   its
      undepreciated Trojan investment, provided  certain conditions   were
      met.      The Commission  relied on  a 1992 Oregon Department    of
   Justice  opinion issued   by   the Attorney General's office   stating
      that      the Commission had the authority  to set prices  including
 recovery of and on investment    in plant  that is no longer in service.

  The  1994  ruling was  appealed  to the Oregon  Court of   Appeals  and
 stayed pending the appeal   of   the Commission's March 1995  order.  PGE
  has appealed  the April  1996 ruling which will  likely be  combined with
 the appeal  of the November   1994 ruling   at   the Oregon  Court  of
 Appeals.

  PORTLAND  GENERAL ELECTRIC  COMPANY V.  WESTINGHOUSE ELECTRIC CORPORATION,
  U.S. DISTRICT COURT FOR THE    WESTERN DISTRICT     OF PENNSYLVANIA

  PGE and Westinghouse Electric Corporation have reached a settlement in PGE's 1993 lawsuit against Westinghouse regarding steam generators supplied by Westinghouse to Trojan. Terms of the settlement are confidential.

           PORTLAND GENERAL CORPORATION   AND SUBSIDIARIES
         PORTLAND GENERAL  ELECTRIC COMPANY AND SUBSIDIARIES

                   PART   II.   OTHER INFORMATION


ITEM 6.   EXHIBITS AND  REPORTS   ON FORM 8-K

 a.  Exhibits

     NUMBER     EXHIBIT                                    PGC     PGE

       10       Officers Employment Agreement (Form of)     X       X

       27       Financial Data Schedule - UT                X       X
                (Electronic Filing Only)


 b.   Reports  on Form 8-K

      March  29,  1996 - Item  5.   Other Events: Litigation Settlement
                         reached with Southern California Edison.

      April  4,  1996  - Item  5.   Other Events:   Marion County   Circuit
                         Court  ruling  on Trojan investment recovery.





                             SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.


                         PORTLAND GENERAL CORPORATION
                         PORTLAND GENERAL ELECTRIC COMPANY
                                    (Registrants)



 May 3, 1996             By    /S/ JOSEPH M. HIRKO
                                     Joseph M. Hirko
                                   Sr. Vice President,
                                 Chief Financial Officer