Form 10-Q
period 1996-06-30
PORTLAND GENERAL ELECTRIC CO /OR/; PORTLAND GENERAL CORP /OR
filed 1996-08-13
CIK 784977, 79636

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q





     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended JUNE 30, 1996



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

  The number of shares outstanding of the registrants' common stocks as of July 31, 1996 are:

              Portland General Corporation                       51,167,274
              Portland General Electric Company                  42,758,877
                  (owned by Portland General Corporation)

                           TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER

 DEFINITIONS ............................................................  2

 PART I.   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
           FINANCIAL INFORMATION

             Management's Discussion and Analysis of
              Financial Condition and Results of Operations .............  3
             Consolidated Statements of Income .......................... 11
             Consolidated Statements of Retained Earnings ............... 11
             Consolidated Balance Sheets ................................ 12
             Consolidated Statements of Cash Flow ....................... 13
             Notes to Consolidated Financial Statements ................. 14
             Portland General Electric Company and
              Subsidiaries Financial Information ........................ 17

 PART II.  OTHER INFORMATION

             Item 1 - Legal Proceedings ................................. 20
             Item 4 - Submission of Matters to a Vote of Security Holders 20
             Item 6 - Exhibits and Reports on Form 8-K .................. 21
             Signature Page ............................................. 22


                              DEFINITIONS

 Bonneville Pacific .................Bonneville Pacific Corporation
 BPA ...............................Bonneville Power Administration
 Coyote Springs ....................Coyote Springs Generation Plant
 Enron .................................................Enron Corp.
 FERC .........................Federal Energy Regulatory Commission
 Holdings ..........................Portland General Holdings, Inc.
 kWh .................................................Kilowatt-Hour
 MWa .............................................Average megawatts
 MWh .................................................Megawatt-hour
 NYMEX ................................New York Mercantile Exchange
 OPUC or the Commission ...........Oregon Public Utility Commission
 Portland General or PGC ..............Portland General Corporation
 PGE or the Company ..............Portland General Electric Company
 PUHCA ..................Public Utility Holding Company Act of 1935
 Trojan .......................................Trojan Nuclear Plant
 USDOE ..........................United States Department of Energy

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 FINANCIAL AND OPERATING OUTLOOK

 PORTLAND GENERAL CORPORATION - HOLDING COMPANY

 Portland General Corporation (Portland General or PGC), an electric utility holding company, was organized in December 1985. Portland General Electric
  Company (PGE or the Company), an electric utility company and Portland General's principal operating subsidiary, accounts for substantially all of Portland General's assets, revenues and net income.

 PROPOSED MERGER

  On July 20, 1996, Portland General entered into an Agreement and Plan of Merger with Enron, a Delaware corporation, to merge in a tax-free, stock-for-stock transaction. The transaction which has been approved by both companies' boards of directors, will entitle Portland General shareholders to receive one share of Enron common stock for each share of Portland General common stock held by them.

 Under the terms of merger agreement, Enron will reincorporate in Oregon to allow it to qualify as an intrastate holding company that is exempt from the registration requirements of PUHCA. In the event that PUHCA is amended or repealed in a manner that would make this reincorporation no longer necessary, PGC will merge directly into the present Enron, a Delaware corporation. PGE, Portland General's utility subsidiary, will retain its name and most of its functions, becoming the fifth business unit of Enron. It will join the existing four Enron business units: Enron Operations;
 Enron  Development/Enron Global Power and Pipelines;
 Enron Capital and Trade Resources; and Enron Oil and Gas Company.

  The merger is conditioned, among other things, upon the approvals of each company's shareholders at special meetings planned for the fall of 1996 and the completion of regulatory procedures including those at the OPUC and FERC. The companies are hopeful that the regulatory procedures can be completed in less than 12 months from the date of the agreement.

 The merger agreement may be terminated by Enron if the average  of the closing prices of Enron Common Stock during the 20 consecutive trading day period ending five trading days prior to the date of the special meeting of the shareholders of Portland General is more than $47.25 per share, and may be terminated by PGC if the average of the closing prices of Enron Common Stock during such period is less than $36.25 per share.

 APPROVALS AND CONSENTS

  OPUC - Upon completion of the PGC merger, Enron will  be  the owner of the common stock of PGE.  PGE
 is  subject  to  the  jurisdiction  of  the  OPUC with respect to its electric utility operations. Under Oregon statute, the OPUC must approve any transaction in which a person acquires the power to exercise any substantial influence over the policies and actions of a public utility subject to its jurisdiction. Enron and Portland General will file a joint application with the
  Commission seeking approval of the merger. The OPUC will address whether the merger will serve the customers of PGE in the public interest. In making that finding the OPUC considers whether the change in ownership of the public utility will impair the ability of the utility to provide adequate service at just and reasonable rates. Concurrent with working with the Commission on the merger approval issues and process, PGE has presented a rate plan to the OPUC that proposes to reduce prices and provide new options and services for customers, as well as commits to no general price increase

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 through December 31, 1998 (see discussion below).

 FERC - The Federal Power  Act  provides that no public utility shall sell or otherwise dispose of its jurisdictional facilities or, directly or indirectly, merge or consolidate such facilities with those of any other person or acquire any security of any other public utility without first having obtained authorization from FERC. The Approval of FERC is required in order to consummate the Merger. Under the Federal Power Act, FERC will approve the merger if it finds such merger consistent with the public interest. In reviewing a merger, FERC generally evaluates: whether the merger will adversely affect competition; whether the merger will adversely affect operating costs and rates; whether the merger will impair the effectiveness of regulation; whether the purchase price is reasonable; whether the merger is the result of coercion; and whether the accounting treatment is reasonable.

OTHER - The merger will require the consent and approval of various other regulatory agencies. PGC and Enron will seek to obtain all necessary consents and approvals in order to consummate the merger. It is anticipated that these regulatory procedures can be completed in less than 12 months.



 PORTLAND GENERAL ELECTRIC COMPANY - ELECTRIC UTILITY

 REGULATORY MATTERS

 RATE PROPOSAL  - On August 6, 1996 PGE presented a plan to the OPUC to address
 issues related to lower than expected power and natural gas costs.   The  plan
  seeks Commission approval for change to certain PGE tariffs. Changes include expansion of PGE's market based retail rates, a 3.5 percent reduction in residential customer rates, development of tariffs for time of day and direct access experimental programs for residential and small commercial customers, a potential extension beyond its 1996 expiration of a rate mechanism to decouple short-term profits from retail kilowatt-hour sales and acceleration of the Trojan investment recovery.


  PGE's current rates were established after a lengthy formal public process ending in March 1995. Since PGE's last general rate case the Company has benefited from significant savings as a result of falling natural gas and power purchase prices.  In early 1996, PGE agreed
 to develop a plan for sharing some of these savings
 with customers beginning in 1997. If approved, the rate plan will provide approximately $50 million in annual rate reductions, benefiting all customer classes, as well as accelerating PGE's recovery of its Trojan investment.

  The proposal is based on forecasts that assume  regulatory approval of the merger between Portland General and Enron. The Company has included in the plan a request to accelerate certain of the rate reductions
 upon the OPUC's approval of the merger application.   PGE's  goal  is
 to  obtain Commission
 approval for both the rate plan and the merger application this fall.

  TROJAN INVESTMENT RECOVERY - In April 1996 a circuit court judge in Marion County, Oregon contradicted a November 1994 ruling from the same court, finding that the OPUC could not authorize PGE to collect a return on its undepreciated investment in Trojan currently in PGE's rate base. The ruling was the result of an appeal of PGE's 1995 general rate order which granted PGE recovery of, and a return on, 87 percent of its remaining investment in Trojan.

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

 The 1994 ruling was appealed to the Oregon Court of Appeals and stayed pending the appeal of the Commission's March 1995 order. Both PGE and the
  OPUC have separately appealed the April 1996 ruling which was combined with the appeal of the November 1994 ruling at the Oregon Court of Appeals.

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

 FERC has taken steps to provide a framework for  increased  competition in the
  electric  industry.   In  1996  FERC  issued Order 888 requiring non-
  discriminatory open access transmission by all public utilities that own interstate transmission. The final rule requires utilities to file tariffs that offer others the same transmission services they provide themselves under comparable terms and conditions. This rule also allows public utilities to recover stranded costs in accordance with the terms, conditions and procedures set forth in Order 888. The ruling requires reciprocity from municipals, cooperatives and federal power marketers receiving service under the tariff. The new rules became effective July 9, 1996 and are expected to result in increased competition, lower prices and more choices to wholesale energy customers.

 The FERC action applies only to the wholesale transmission of electricity and does not proscribe terms and conditions of retail transmission service which is subject to individual state regulation. Since the passage of the Energy Act, various state utility commissions have addressed proposals which would gradually allow retail customers direct access to generation suppliers, marketers, brokers and other service providers in a competitive marketplace for energy services (retail wheeling). Although presently operating in a cost-based regulated environment, PGE expects increasing competition from other forms of energy and other suppliers of electricity. While the Company is unable to determine the future impact of increased competition, it believes that ultimately it will result in reduced retail as well as wholesale prices.

  OREGON RESTRUCTURING WORKSHOP - In April 1996, FERC concluded that each state should decide, given its own unique circumstances and objectives, whether and how retail wheeling of electric power should occur. The OPUC began its investigation into restructuring the state's electric utility on June 19, 1996, meeting with state utility executives, customers, environmental advocates and other interested parties.  The workshop included a discussion on how different
  electric  industry  structures  would  meet  public  policy objectives.   The
  discussion centered on how competition in the generation of electric power could be introduced and when to allow customers access to competing power suppliers. The Commission's objective is to ensure that all electric utility customers are able to benefit from any savings resulting from a restructured electric industry.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 Four specific issues will be the focus of subsequent meetings:
 how an electricity distribution company would operate and be regulated; how energy efficiency and other public purpose programs will be offered and funded in a restructured environment; what treatment is appropriate for utility investment in a generating plant that is no longer economic;
 and whether vertical integration of electrical utilities should be discouraged or prohibited. The Commission intends to use future discussions to prepare itself to act on the competitive initiatives that can be implemented under its direct authority and to work with the legislature in assessing proposals for restructuring or allowing greater customer access to the electric generation market.

 RETAIL CUSTOMER GROWTH AND ENERGY SALES

 Weather adjusted retail energy sales were relatively flat for the three months
 ended June 30, 1996 compared to the same period last year.   Residential  and
 commercial sales increased 2.5 percent
 and 1.7 percent respectively with the addition of 3,740 new customers during the quarter. High-tech and transportation industrial sales were strong as well; however, production cutbacks by paper and metal manufacturers caused total industrial sales to be off approximately
 4.1 percent for the year. Energy sales have also been adversly affected by the lingering impact of the December 1995 wind storms and February 1996
flooding which interrupted services for extended periods.   As a  result  the
Company has revised its projected retail energy sales growth to be less than 1 percent for 1996.

 WHOLESALE MARKETING

  The surplus of electric generating capability in the Western U.S., the entrance of numerous wholesale marketers and brokers into the market, and open access transmission will contribute to increasing pressure on the price of power. In addition the development of financial markets and the NYMEX futures trading have led to increased information available to market participants, further adding to the competitive pressure on wholesale prices.

 Company wholesale revenues continue to make a growing contribution providing nearly 14 percent of total operating revenues; this represents an 89 percent increase compared to the second quarter of 1995. The growth in wholesale sales is in part attributed to PGE's aggressive sales efforts as part of the Company's plan to expand its existing marketing capabilities and activities throughout the Western U.S.


 INDEPENDENT TRANSMISSION GRID OPERATOR

  PGE has signed a memorandum of understanding with six other Northwest utilities to create an independent transmission grid operator called "IndeGo". The plan between PGE, Idaho Power Company, Montana Power Company, PacifiCorp, Puget Sound Power & Light Company, Sierra Pacific Power Company and The Washington Water Power Company is scheduled to be filed with FERC by the end of the year, in anticipation of operations commencing mid-1997.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


  IndeGo's purpose is to ensure non-discriminatory open access to electricity transmission facilities in compliance with FERC rules. FERC has required open transmission access in its recent Order 888, as part of deregulation of the electric utility industry. Under the agreement, IndeGo would assume responsibility for day to day operation of main transmission lines which are directly owned by the seven utilities. Each of the companies would maintain ownership of the lines, as well as responsibility for repair and upgrades.

 RESULTS OF OPERATIONS

  The following discussion focuses on utility operations, unless otherwise noted. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and fuel costs, quarterly operating earnings are not necessarily indicative of results to be expected for calendar year 1996.

 1996 COMPARED TO 1995 FOR THE THREE MONTHS ENDED JUNE 30

 Portland General earned $34 million or $0.66 per share for the second  quarter of 1996 compared to earnings of $32 million or $0.64 per share in 1995. Improved 1996 operating earnings include continued strong growth in residential sales and wholesale sales, the benefits of an abundant,  low cost supply of electricity resulting from very favorable water conditions and a competitive wholesale power market.

 Operating revenues  increased  $14  million  or 6 percent over the same period last year primarily driven by an 89 percent jump in wholesale revenues. Power marketing efforts led to increased sales as PGE was able to purchase and remarket abundant northwest hydro-generated power. Wholesale sales were profitable despite a 57 percent decrease in the average sales price which remained well above the Company's average cost of power.

 Retail revenues of $199  million  were  comparable  to  1995.
 Residential sales remained strong,
  increasing 2.9 percent and providing $6 million in additional revenue. Residential weather-adjusted sales were 2.5 percent above 1995. This increase was propelled by the addition of 3,664 residential customers for the quarter. The Company served an average of 14,300 more customers than in 1995.
  Commercial sales were in line with 1995 but an increase in average prices contributed nearly $3 million to revenues. However, industrial sales are off last years pace despite robust demand from high-tech customers as paper and metals manufacturers experienced cutbacks due to weak paper markets and competitive pressures. The Company deferred $6 million in revenues related to a one time Oregon state excise tax reduction for refund to customers which offseet retail revenue increases.

 Variable power costs of $46 million approximated the level incurred in 1995 despite a 36 percent increase in total energy sales. An abundant supply of power available in the market, much of it hydro-generated, displaced more expensive thermal generation throughout the region.  PGE took advantage of competitive market prices and purchased 87 percent of its power needs with an additional 10 percent generated by PGE hydro-electric plants.

Company generation, primarily hydro, provided 13 percent of PGE's power needs.
  Hydro plant generation increased 7 percent from 1995, or 44,480 MWh, reflecting good water conditions on the Clackamas River system. PGE thermal generation accounted for only 3 percent of total Company energy requirements compared to 9 percent last year.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


       RESOURCE MIX/VARIABLE POWER COSTS

                                                      Average Variable
                       Resource Mix                 Power Cost (Mills/kWh)
                      1996     1995                    1996     1995
 Generation            13%      22%                     3.6      4.6
 Firm Purchases        72       29                     10.3     22.4
 Spot Purchases        15       49                      8.8     10.0
   Total Resources    100%     100%     Average        10.4     13.7



 PGE does not have a fuel adjustment  clause  as  part  of  its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.

 Energy purchases were up 48 percent due to higher loads and thermal displacement. A competitive market and abundant supplies of energy drove wholesale prices below 1995 levels saving PGE almost $25 million. Firm purchases, primarily from mid-Columbia projects, averaged 10.3 mills compared to 22.4 mills while spot market purchases averaged 8.8 mills compared to an average 10.0 mills in 1995.

 Operating expenses (excluding variable power, depreciation and income taxes) were $5 million higher than last year. Operating costs associated with the new Coyote Springs facility, including higher firm natural gas transportation costs, and increased customer marketing and service
 costs contributed  to  this  increase.   Decreased operations and
 maintenance costs at Company generating plants helped partially offset the increases for the quarter. PGE effectively utilized personnel from its idle thermal plants to reduce expenditures for temporary, contract and overtime labor as well as assist in Trojan decommissioning activities.

 Depreciation, Decommissioning and Amortization increased $4 million due to depreciation taken on Coyote Springs as well as depreciation taken on other general plant investment completed since the second quarter of 1995.

  Other income decreased nearly $3 million due to discontinuation of carrying costs accruals on regulatory assets. Interest charges were 9 percent above 1995 due to higher levels of short-term debt, decreased AFDC accruals since the completion of Coyote Springs in November 1995 and the refinancing of $80 million in preferred stock with Junior Subordinated Deferrable Interest Debentures. This refinancing of preferred stock has lowered the preferred dividend requirement by nearly $2 million.

 1996 COMPARED TO 1995 FOR THE SIX MONTHS ENDED JUNE 30

 Portland General earned $83 million or $1.63 per share for the six months ended June 30, 1996 compared to $30 million or $0.60 per share in 1995.
  1995 earnings include a one time $37 million after tax charge to income relating to the regulatory disallowance of 13 percent of PGE's investment in Trojan. Excluding the Trojan charge, 1995 earnings would have been $67 million. Improved earnings for the year reflect the benefits of record water conditions, cooler temperatures coupled with a growing residential customer base and the Company's aggressive wholesale marketing efforts.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Retail Revenues exceeded 1995 by $23 million or 5 percent largely due to April 1995 and November 1995 rate increases accompanied by a 2.2 percent growth in energy sales. Significantly colder mean temperatures in January and February, 2.6 and 4.5 degrees respectively, contributed to higher energy sales in both residential and commercial sectors. For the year the Company has seen a 13 percent increase in residential heating days. In addition, residential load growth has contributed significantly to increased revenues with PGE serving an average of over 16,000 more retail customers during the period. Although industrial loads have benefited from the anticipated growth in high-tech industries weak demand from paper and metals manufacturers has led to a 4 percent decline in industrial sales for the year.

 Aggressive marketing and active trading  enabled  the  Company to increase wholesale sales by 291 percent contributing $32 million in additional revenues. A competitive marketplace led to a reduction in the average sales price by nearly 53 percent.

  Variable power costs were $6 million or 4 percent below 1995. Steep reductions in the cost of purchased power helped more than offset a 34 percent increase in energy needs. Optimal hydro conditions brought sharp declines in the cost of firm power purchased from the mid-Columbia projects as well as Company owned hydro projects on the Clackamas River system. Power purchases amounted to 85 percent of total PGE load at an average cost of 11.9 mills compared to 18.3 mills in 1995. PGE hydro projects generated 11 percent of the Company is energy needs with a 12 percent increase in production levels. PGE's thermal plants were largely displaced contributing to reduced fuel expenditures.

                    RESOURCE MIX/VARIABLE POWER COSTS

                                                      Average Variable
                      Resource Mix                 Power Cost (Mills/KWh)
                     1996     1995                     1996     1995
 Generation           15%      32%                      4.1      6.9
 Firm Purchases       70       37                      12.5     24.8
 Spot Purchases       15       31                       9.1     10.5
   Total Resources   100%     100%     Average         11.7     16.0


  PGE does not have a fuel adjustment clause as part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.

  Operating expenses (excluding variable power, depreciation and income taxes) were $18 million higher than last year. The increase is primarily due to an additional $7 million in fixed natural gas transportation costs, approximately $7 million in increased costs for transmission and distribution most of which is related to storm related repair costs and maintenance deferred from December 1995, and an increase in planned customer marketing and support costs to meet 1996 marketing objectives and improve to PGE's
 Customer Information System.

   Depreciation, Decommissioning and Amortization increased $10 million, or 15 percent, due to depreciation taken on Coyote
  Springs, new depreciation rates effective April 1, 1995 and depreciation taken on other general plant investment completed since the second quarter of 1995.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 Excluding the Trojan write-down, other  income  declined $6 million due to the discontinuance of accruals of carrying costs on regulatory assets in late 1995. Interest charges are $4 million above 1995 due to the lack of AFDC accruals in 1996 as well as higher levels of short-term debt. PGE's preferred dividend requirement is down $3 million due to the refinancing of nearly $80 million in preferred stock in 1995.


 CASH FLOW

 PORTLAND GENERAL CORPORATION

 Portland General requires  cash  to  pay  dividends  to  its common shareholders, to provide funds to its subsidiaries, to meet debt service obligations and for day to day operations. Sources of cash are dividends from PGE, leasing rentals, short- and intermediate-
 term borrowings and the sale  of  its  common  stock.   During  the
  second quarter of 1996 Portland General received $15 million in dividends from PGE. The retirement of Portland General's $30 million in medium term notes which mature in September 1996 is expected to be funded through a special cash dividend from PGE.

 Portland General has agreed, as to itself, PGE and other subsidiaries, to certain limitations on its ability to declare or pay dividends on or repurchase or redeem its securities, issue securities, and incur indebtedness pending consummation of the merger agreement with Enron.
This is not expected to interfere with the ability of Portland General or PGE to declare dividends, obtain financing or conduct its business operations in a manner consistent with past practice. For further details regarding these limitations please see Portland General's Form 8-K dated July 20, 1996.


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

   INVESTING ACTIVITIES include improvements to generation, transmission and distribution facilities and continued investment in energy efficiency programs. Capital expenditures for 1996 of approximately $170 million are expected to be fully funded by operating cash flows. Through June 30, 1996 nearly $ 98 million has been expended for capital projects, including energy efficiency programs, primarily for improvements to the Company's distribution system to support the addition of new customers to PGE's service territory.

  PGE funds an external trust for Trojan decommissioning costs through customer collections at a rate of $14 million annually. The trust invests in investment-grade tax-exempt and U.S. Treasury bonds. The Company makes withdrawals from the trust, as necessary, for reimbursement of decommissioning expenditures.

 FINANCING ACTIVITIES - On April 15, 1996  PGE  redeemed the 200,000 outstanding shares of its 8.10 percent preferred stock, at par. The $20 million redemption leaves outstanding only the Company's
 7.75 percent preferred stock which has sinking fund requirements beginning in 2002.

 The issuance of additional preferred stock and First Mortgage Bonds requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and Indenture securing its First Mortgage Bonds. As of June 30, 1996, PGE has the capability to issue in excess of $500 million each of preferred stock and additional First Mortgage Bonds under the earnings coverage test.

             PORTLAND   GENERAL  CORPORATION  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME FOR THE
          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (Unaudited)

                                                             Three Months Ended                     Six  Months Ended
                                                                  June  30                               June 30
                                                           1996               1995               1996               1995
                                                                                (Thousands of Dollars)
 OPERATING REVENUES                                    $  233,425         $  219,892         $  534,006         $  479,069

 OPERATING EXPENSES
    Purchased power and fuel                               46,262             46,616            128,559            134,312
    Production and distribution                            20,018             16,288             41,970             31,441
    Maintenance and repairs                                11,845             11,384             25,094             21,317
    Administrative and other                               27,566             26,409             55,251             51,549
    Depreciation and amortization                          38,550             34,785             76,083             66,243
    Taxes other than income taxes                          12,766             13,026             27,659             26,783
                                                          157,007            148,508            354,616            331,645
 OPERATING INCOME BEFORE INCOME TAXES                      76,418             71,384            179,390            147,424

 INCOME TAXES                                              24,743             24,205             60,971             50,692

 NET OPERATING INCOME                                      51,675             47,179            118,419             96,732

 OTHER INCOME (DEDUCTIONS)
    Regulatory disallowance - net of income
      taxes of  $17,101                                         -                  -                  -            (36,708)
    Interest expense                                      (19,835)           (20,134)           (39,603)           (39,329)
    Allowance for funds used during construction              500              2,926                742              5,074
    Preferred dividend requirement - PGE                     (645)            (2,417)            (1,631)            (5,000)
    Other - net of income taxes                             1,984              4,849              5,114              9,680

 NET INCOME                                             $  33,679          $  32,403          $  83,041          $  30,449

 COMMON STOCK
     Average shares outstanding                        51,109,790         50,697,040         51,086,325         50,644,415
     Earnings per average share                             $0.66              $0.64              $1.63              $0.60
     Dividends declared per share                           $0.32              $0.30              $0.64              $0.60



                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE
                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                      (Unaudited)

                                                             Three Months Ended                     Six  Months Ended
                                                                  June  30                               June 30
                                                           1996               1995               1996               1995
                                                                                (Thousands of Dollars)
 BALANCE AT BEGINNING OF PERIOD                        $  168,365         $  101,063         $  135,885         $  118,676

 NET INCOME                                                33,679             32,403             83,041             30,449

 ESOP TAX BENEFIT AND OTHER                                  (605)              (474)              (1,135)            (948)
                                                          201,439            132,992            217,791            148,177

 DIVIDENDS DECLARED ON COMMON STOCK                        16,358             15,215             32,710             30,400

 BALANCE AT END OF PERIOD                              $  185,081         $  117,777         $  185,081         $  117,777

 The accompanying notes are an integral part of these consolidated statements.


                    PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE  30,  1996  AND DECEMBER 31, 1995


                                                                          (Unaudited)
                                                                             June 30             December 31
                                                                               1996                  1995
                                                                               (Thousands of Dollars)
                               ASSETS
 ELECTRIC UTILITY PLANT - ORIGINAL COST
    Utility plant (includes Construction Work in Progress of
       $49,011 and $33,382)                                               $  2,828,860           $  2,754,280
    Accumulated depreciation                                                (1,089,073)            (1,040,014)
                                                                             1,739,787              1,714,266
    Capital leases - less amortization of $29,388 and $27,966                    7,980                  9,353

                                                                             1,747,767              1,723,619
 OTHER PROPERTY AND INVESTMENTS
    Leveraged leases                                                           151,911                152,666
    Trojan decommissioning trust, at market value                               75,170                 68,774
    Corporate owned life insurance, less loans of $27,763 and $26,432           78,481                 74,574
    Other investments                                                           36,752                 28,603
                                                                               342,314                324,617
 CURRENT ASSETS
    Cash and cash equivalents                                                    7,549                 11,919
    Accounts and notes receivable                                              101,115                104,815
    Unbilled and accrued revenues                                               45,438                 64,516
    Inventories, at average cost                                                38,269                 38,338
    Prepayments and other                                                       16,670                 16,953
                                                                               209,041                236,541
 DEFERRED CHARGES
  Unamortized regulatory assets
    Trojan investment                                                          289,897                301,023
    Trojan  decommissioning                                                    300,382                311,403
    Income taxes recoverable                                                   210,318                217,366
    Debt reacquisition costs                                                    29,306                 29,576
    Energy efficiency programs                                                  82,092                 77,945
    Other                                                                       26,640                 27,611
  WNP-3 settlement exchange agreement                                          166,239                168,399
  Miscellaneous                                                                 30,388                 29,917
                                                                             1,135,262              1,163,240
                                                                          $  3,434,384           $  3,448,017

                   CAPITALIZATION  AND LIABILITIES

 CAPITALIZATION
    Common stock equity
    Common stock, $3.75 par value per share, 100,000,000 shares
       authorized, 51,116,367 and 51,013,549 shares outstanding           $    191,686           $    191,301
    Other paid-in capital - net                                                576,929                574,468
    Unearned compensation                                                       (6,208)                (8,506)
    Retained earnings                                                          185,081                135,885
                                                                               947,488                893,148
    Cumulative preferred stock of subsidiary
      Subject to mandatory redemption                                           30,000                 40,000
    Long-term debt                                                             865,067                890,556
                                                                             1,842,555              1,823,704
 CURRENT LIABILITIES
    Long-term debt and preferred stock due within one year                      66,542                105,114
    Short-term borrowings                                                      226,532                170,248
    Accounts payable and other accruals                                         85,990                133,405
    Accrued interest                                                            16,754                 16,247
    Dividends payable                                                           17,318                 16,668
    Accrued taxes                                                               23,500                 15,151
                                                                               436,636                456,833
 OTHER
    Deferred income taxes                                                      635,991                652,846
    Deferred investment tax credits                                             48,944                 51,211
    Trojan decommissioning and transition obligation                           372,933                379,179
    Miscellaneous                                                               97,325                 84,244
                                                                             1,155,193              1,167,480
                                                                          $  3,434,384           $  3,448,017

 The accompanying notes are an integral part of these consolidated balance sheets.


                           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE
                     THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                         (UNAUDITED)

                                                           Three Months Ended                      Six Months Ended
                                                                 June 30                                 June 30
                                                        1996                1995                1996                1995
                                                                             (Thousands of Dollars)
 CASH PROVIDED (USED) BY -
 OPERATIONS:
   Net income                                          $  33,679           $  32,403           $  83,041           $  30,449
   Adjustment to reconcile net income to net cash
    provided by operations:
      Depreciation and amortization                       30,503              27,039              59,616              50,845
      Amortization of WNP-3 exchange agreement               864               1,227               2,160               2,455
      Amortization of Trojan investment                    5,935               5,946              11,760              12,409
      Amortization of Trojan decommissioning               3,511               3,510               7,021               6,315
      Amortization of deferred charges - other             1,355                 833                (118)               (178)
      Deferred income taxes - net                         (7,087)               (140)            (11,859)             (3,872)
      Other noncash revenues                                (416)             (1,405)               (799)             (1,687)
   Regulatory disallowance                                     -                   -                   -              36,708
   Changes in working capital:
      (Increase) Decrease in receivables                  22,321               5,914              22,725              10,801
      (Increase) Decrease in inventories                     590                (946)                 69              (7,591)
      Increase (Decrease) in payables                    (59,441)            (41,773)            (32,545)            (17,107)
      Other working capital items - net                    8,821              11,835                 283                 785
   Nuclear decommissioning expenditures                   (1,609)             (2,497)             (2,139)             (3,871)
   Deferred items - other                                 13,709              (7,373)             11,626              (5,869)
   Miscellaneous - net                                    (1,557)              2,351               3,147               5,043

                                                          51,178              36,924             153,988             115,635
 INVESTING ACTIVITIES:
   Utility construction - new resources                       (4)            (13,452)                (15)            (29,411)
   Utility construction - other                          (56,922)            (36,729)            (90,196)            (65,163)
   Energy efficiency programs                             (4,694)             (5,050)             (7,405)             (8,952)
   Rentals received from leveraged leases                 10,516               7,262              16,092              11,685
   Nuclear decommissioning trust deposits                 (3,511)             (7,702)             (7,950)            (10,507)
   Nuclear decommissioning trust withdrawals                  91               1,670               1,447               6,608
   Other                                                  (3,594)             (2,969)            (10,602)              2,247
                                                         (58,118)            (56,970)            (98,629)            (93,493)
 FINANCING ACTIVITIES:
   Short-term borrowings - net                            54,133             (24,898)             56,284             (48,525)
   Borrowings from corporate owned life insurance              -                   -               1,312               2,589
   Long-term debt issued                                       -              75,000              35,000              75,000
   Long-term debt retired                                 (5,066)                  -             (87,661)             (3,045)
   Repayment of nonrecourse borrowings for
     leveraged leases                                     (9,516)             (6,757)            (14,390)            (10,628)
   Preferred stock retired                               (20,000)            (10,000)            (20,000)            (10,000)
   Common stock issued                                       353               2,148               1,786               4,562
   Dividends paid                                        (16,757)            (15,406)            (32,060)            (30,539)
                                                           3,147              20,087             (59,729)            (20,586)
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (3,793)                 41              (4,370)              1,556
 CASH AND CASH EQUIVALENTS AT THE BEGINNING
   OF PERIOD                                              11,342              19,057              11,919              17,542
 CASH AND CASH EQUIVALENTS AT THE END
   OF PERIOD                                           $   7,549           $  19,098           $   7,549           $  19,098

 Supplemental disclosures of cash flow information
   Cash paid during the period:
     Interest, net of amounts capitalized              $  19,273           $  18,248           $  36,174           $  31,623
     Income taxes                                         67,670              41,390              67,670              41,390

 The accompanying notes are an integral part of these consolidated statements.


                PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

 NOTE 1 - PRINCIPLES    OF    INTERIM   STATEMENTS

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

 RECLASSIFICATIONS - Certain  amounts   in  prior years have been reclassified
 for comparative purposes.


 NOTE 2 - LEGAL MATTERS

  BONNEVILLE   PACIFIC  LAWSUIT - In  April  1992 legal action
   was  filed  by   Bonneville
  Pacific   against   Portland
    General,   Holdings,   and
      certain      individuals
  affiliated   with   Portland
 General and Holdings alleging
  breach  of  fiduciary  duty,
 tortious interference, breach
   of   contract,   and  other
 actionable wrongs related  to
   Holdings'   investment   in
      Bonneville      Pacific.
  Following  his  appointment,
    the   Bonneville   Pacific
 bankruptcy trustee, on behalf
 of Bonneville  Pacific, filed
  numerous amendments  to  the
 complaint.  The complaint now
 includes allegations of civil
     conspiracy,     negligent
 misrepresentation,  breach of
 fiduciary duty, and breach of
  contract.   The  amount   of
   damages   sought   is   not
  specified  in the complaint.
  The Court has  rejected  the
  Trustee's  previously  filed
   damage   study   which   is
 expected  to  be  revised and
 refiled.

 OTHER LEGAL MATTERS - Portland General and  certain
 of its subsidiaries are party
   to  various  other  claims,
 legal  actions and complaints
  arising   in   the  ordinary
  course  of business.   These
  claims  are  not  considered
 material.

 SUMMARY - While    the     ultimate
 disposition  of these matters
  may  have an impact  on  the
 results  of  operations for a
   future  reporting   period,
 management believes, based on
 discussion  of the underlying
 facts and circumstances  with
  legal  counsel,  that  these
   matters  will  not  have  a
 material  adverse  effect  on
  the  financial  condition of
 Portland General.

                PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


 NOTE 3 - TROJAN NUCLEAR PLANT

 INVESTMENT RECOVERY - On April  4,  1996  a circuit
 court judge in Marion County,
    Oregon    contradicted   a
 November 1994 ruling from the
 same court, finding  that the
 OPUC could not authorize  PGE
  to  collect  a return on its
  undepreciated investment  in
  Trojan  currently  in  PGE's
 rate base. The ruling was the
 result  of an appeal of PGE's
 1995 general rate order which
 granted PGE  recovery of, and
  a return on, 87  percent  of
 its  remaining  investment in
 Trojan.

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
 order.  Both PGE and the OPUC
  have separately appealed the
 April  1996 ruling which  was combined  with the
  appeal of the November  1994
 ruling at the Oregon Court of
 Appeals.

 Management  believes that the
  authorized recovery  of  the
   Trojan    investment    and
 decommissioning costs will be
  upheld  and that these legal
 challenges  will  not  have a
  material  adverse impact  on
 the results  of operations or
  financial condition  of  the
  Company   for   any   future
 reporting period.


 NOTE 4 - SUBSEQUENT EVENT

 PROPOSED MERGER - On  July  20, 1996, Portland
  General  entered   into   an
  Agreement and Plan of Merger
 with  Enron  Corp. (Enron), a
   Delaware  corporation,   to
 merge  in  a tax-free, stock-
 for-stock transaction  .  The
  transaction  which  has been
  approved  by both companies'
  boards  of  directors,  will
   entitle  Portland   General
 shareholders  to  receive one
  share of Enron common  stock
 for  each  share  of Portland
 General common stock  held by
    them.    The   merger   is
  conditioned,   among   other
 things, upon the approvals of
  each  company's shareholders at special meetings planned for the fall of
  1996 and   the   completion   of regulatory     procedures including
  those at the OPUC and FERC. The companies are hopeful that the regulatory procedures can be completed in less than 12 months from the date of the agreement.

 The  merger  agreement may be
 terminated by  Enron  if  the
 average of the closing prices
  of Enron Common Stock during
 the  20  consecutive  trading
   day   period   ending  five
  trading  days prior  to  the
 date of the  meeting  of  the
  shareholders  of the Company expected to be held this fall is  more
  than  $47.25   per share, and may be terminated by  the Company if the
  aveage of the closing prices of Enron Common Stock during such period is less than $36.25 per share.

                PORTLAND GENERAL ELECTRIC COMPANY SUBSIDIARIES

                 FINANCIAL STATEMENTS AND RELATED INFORMATION



                         TABLE OF CONTENTS


                                                             PAGE
                                                            NUMBER

   Management Discussion and Analysis of
    Financial Condition and Results of Operations *           3-10

   Financial  Statements                                     17-19

   Notes  to  Financial Statements **                        14-15





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

               Portland General Electric Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF INCOME FOR THE
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                            Three Months Ended            Six Months Ended
                                                   June 30                      June 30
                                             1996          1995           1996          1995
                                                          (Thousands of Dollars)

  OPERATING REVENUES                     $  232,921    $  218,476     $  533,116    $  477,367

  OPERATING EXPENSES
   Purchased power and fuel                  46,262        46,616        128,559       134,312
   Production and distribution               20,018        16,288         41,970        31,441
   Maintenance and repairs                   11,845        11,384         25,094        21,317
   Administrative and other                  27,066        26,144         54,136        50,961
   Depreciation and amortization             38,529        34,765         76,041        66,202
   Taxes other than income taxes             12,746        13,014         27,593        26,735
   Income taxes                              24,605        23,766         61,057        50,512
                                            181,071       171,977        414,450       381,480

 NET OPERATING INCOME                        51,850        46,499        118,666        95,887

 OTHER INCOME (DEDUCTIONS)
 Regulatory disallowance - net
   of income taxes of $17,101                     -             -              -       (36,708)
  Allowance for equity funds used
    during construction                           -           565              -           686
  Other                                       1,643         4,814          3,391         9,504
  Income taxes                                  105            84            428          (260)
                                              1,748         5,463          3,819       (26,778)
 INTEREST CHARGES
  Interest on long-term debt and other       16,413        17,464         32,950        33,811
  Interest on short-term borrowings           2,771         2,059          5,259         4,246
  Allowance for borrowed funds used
    during construction                        (500)       (2,361)          (742)       (4,388)
                                             18,684        17,162         37,467        33,669
 NET INCOME                                  34,914        34,800         85,018        35,440

 PREFERRED DIVIDEND REQUIREMENT                 645         2,417          1,631         5,000

 INCOME AVAILABLE FOR COMMON STOCK       $   34,269    $   32,383     $   83,387    $   30,440


                    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE
                  THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                         (Unaudited)

                                            Three Months Ended            Six Months Ended
                                                   June 30                      June 30
                                             1996          1995           1996          1995
                                                          (Thousands of Dollars)

 BALANCE AT BEGINNING OF PERIOD          $  279,904    $  202,506     $  246,282    $  216,468
 NET INCOME                                  34,914        34,800         85,018        35,440
 ESOP TAX BENEFIT AND OTHER                    (605)         (474)        (1,135)         (948)
                                            314,213       236,832        330,165       250,960

 DIVIDENDS DECLARED
   Common stock                              17,958        11,545         32,924        23,090
   Preferred stock                              645         2,417          1,631         5,000
                                             18,603        13,962         34,555        28,090
 BALANCE AT END OF PERIOD                $  295,610    $  222,870     $  295,610    $  222,870

 The accompanying notes are an integral part of these consolidated statements.


        PORTLAND   GENERAL   ELECTRIC  COMPANY  AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995


                                                                         (Unaudited)
                                                                           June 30                December 31
                                                                             1996                     1995
                                                                                  (Thousands of Dollars)
                                              ASSETS

 ELECTRIC UTILITY PLANT - ORIGINAL COST
   Utility plant (includes Construction Work in Progress of
    $49,011 and $33,382)                                                 $  2,828,860            $  2,754,280
   Accumulated depreciation                                                (1,089,073)             (1,040,014)
                                                                            1,739,787               1,714,266
   Capital leases - less amortization of $29,388 and $27,966                    7,980                   9,353

                                                                            1,747,767               1,723,619
 OTHER PROPERTY AND INVESTMENTS
  Trojan decommissioning trust, at market value                                75,170                  68,774
  Corporate owned life insurance, less loans of $27,763 and $26,432            46,508                  44,635
  Other investments                                                            32,461                  24,943
                                                                              154,139                 138,352
 CURRENT ASSETS
  Cash and cash equivalents                                                     6,533                   2,241
  Accounts and notes receivable                                               101,551                 102,592
  Unbilled and accrued revenues                                                45,438                  64,516
  Inventories, at average cost                                                 38,269                  38,338
  Prepayments and other                                                        15,733                  15,619
                                                                              207,524                 223,306
 DEFERRED CHARGES
  Unamortized regulatory assets
   Trojan investment                                                          289,897                 301,023
   Trojan  decommissioning                                                    300,382                 311,403
   Income taxes recoverable                                                   210,318                 217,366
   Debt reacquisition costs                                                    29,306                  29,576
   Energy efficiency programs                                                  82,092                  77,945
   Other                                                                       26,640                  27,611
  WNP-3 settlement exchange agreement                                         166,239                 168,399
          Miscellaneous                                                        28,518                  26,997
                                                                            1,133,392               1,160,320
                                                                         $  3,242,822            $  3,245,597


                                        CAPITALIZATION AND LIABILITIES

 CAPITALIZATION
  Common stock equity
   Common stock, $3.75 par value per share, 100,000,000 shares
    authorized, 42,758,877 shares outstanding                            $    160,346                 160,346
   Other paid-in capital - net                                                469,815                 466,325
  Retained earnings                                                           295,610                 246,282
  Cumulative preferred stock
   Subject to mandatory redemption                                             30,000                  40,000
  Long-term debt                                                              865,067                 890,556
                                                                            1,820,838               1,803,509

 CURRENT LIABILITIES
  Long-term debt and preferred stock due within one year                       36,542                  75,114
  Short-term borrowings                                                       224,332                 170,248
  Accounts payable and other accruals                                          86,056                 132,064
  Accrued interest                                                             15,937                  15,442
  Dividends payable                                                            18,827                  14,956
  Accrued taxes                                                                26,981                  12,870
                                                                              408,675                 420,694

 OTHER
  Deferred income taxes                                                       513,527                 525,391
  Deferred investment tax credits                                              48,944                  51,211
  Trojan decommissioning and transition costs                                 372,933                 379,179
  Miscellaneous                                                                77,905                  65,613
                                                                            1,013,309               1,021,394
                                                                         $  3,242,822            $  3,245,597

 The accompanying notes are an integral part of these consolidated balance sheets.

                    PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                       CONSOLIDATED  STATEMENTS OF CASH FLOW FOR THE
                 THREE  MONTHS  AND SIX  MONTHS ENDED JUNE 30, 1996 AND 1995
                                        (Unaudited)


                                                                 Three Months Ended                  Six Months Ended
                                                                   June 30                             June 30
                                                          1996               1995              1996              1995
                                                                              (Thousands of Dollars)
 CASH PROVIDED (USED IN)
   OPERATIONS:
     Net Income                                        $  34,914         $  34,800          $  85,018         $  35,440
     Non-cash items included in net income:
       Depreciation and amortization                      30,485            27,019             59,577            50,804
       Amortization of WNP-3 exchange agreement              864             1,227              2,160             2,455
       Amortization of Trojan investment                   5,935             5,946             11,760            12,409
       Amortization of Trojan decommissioning              3,511             3,510              7,021             6,315
       Amortization of deferred charges - other            1,355               833               (118)             (178)
       Deferred income taxes - net                        (4,120)             (662)            (6,720)             (690)
       Regulatory disallowance                                 -                 -                  -            36,708
     Changes in working capital:
       (Increase) Decrease in receivables                 21,655             9,997             20,066            13,658
       (Increase) Decrease in inventories                    590              (946)                69            (7,591)
       Increase (Decrease) in payables                   (60,888)          (47,866)           (25,441)          (18,897)
       Other working capital items - net                   8,623            11,629               (114)             (210)
     Nuclear decommissioning expenditures                 (1,609)           (2,497)            (2,139)           (3,871)
     Deferred items - other                               13,709            (7,373)            11,626            (5,869)
     Miscellaneous - net                                  (1,282)            2,242              2,765             4,292
                                                          53,742            37,859            165,530           124,775
 INVESTING ACTIVITIES:
   Utility construction - new resources                       (4)          (13,452)               (15)          (29,411)
   Utility construction - other                          (56,922)          (36,729)           (90,196)          (65,163)
   Energy efficiency programs                             (4,694)           (5,050)            (7,405)           (8,952)
   Nuclear decommissioning trust deposits                 (3,511)           (7,702)            (7,950)          (10,507)
   Nuclear decommissioning trust withdrawals                  91             1,670              1,447             6,608
   Other investments                                      (2,162)           (2,477)            (9,170)           (2,978)
                                                         (67,202)          (63,740)          (113,289)         (110,403)
 FINANCING ACTIVITIES:
   Short-term debt - net                                  51,933           (24,904)            54,084           (48,512)
   Borrowings from corporate owned life insurance              -                 -              1,312             2,589
   Long-term debt issued                                       -            75,000             35,000            75,000
   Long-term debt retired                                 (5,066)                -            (87,661)           (3,045)
   Preferred stock retired                               (20,000)          (10,000)           (20,000)          (10,000)
   Dividends paid                                        (16,015)          (14,170)           (30,684)          (29,579)
                                                          10,852            25,926            (47,949)          (13,547)
 INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        (2,608)               45              4,292               825
 CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF PERIOD                                                9,141            10,370              2,241             9,590
 CASH AND CASH EQUIVALENTS AT THE END
  OF PERIOD                                            $   6,533         $  10,415          $   6,533         $  10,415


 Supplemental disclosures of cash flow information
   Cash paid during the period:
     Interest, net of amounts capitalized              $  19,454         $  18,243          $  34,884         $  30,393
     Income taxes                                         64,072            45,818             56,635            45,121


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

 At pre-trial hearings held in early May and most recently on August 2, 1996 the court dismissed claims by the trustee regarding RICO violations  and  RICO  conspriacy,  collusive  tort, common law fraud and
 liability as a partner for the debts of a partnership.   The  dismissal of
  these claims significantly reduces the amount of damages the defendants could be held liable for if the court were to rule in favor of the plaintiff  on  the remaining claims.  See Note 2 - Legal Matters  in  the
  Notes  to  Consolidated   Financial  Statements  for  further  discussion
 regarding this case.


 ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

 At the Annual Meeting of Shareholders held on May 7, 1996 the matters voted upon and the results of voting were as follows:

                                               FOR         AGAINST     WITHHELD
 Election of Class I Directors:
   Richard Geary                           43,370,772      308,778     597,304
   Jerry E. Hudson                         43,321,567      391,809     563,478
   Bruce G. Willison                       43,324,390      373,420     579,044

                                               FOR         AGAINST     ABSTAIN
 Ratification of the appointment of
 Arthur Andersen LLP as independent
 public accountants for the year 1996:     43,184,628      652,352     439,874


 Shareholder proposal to require new
 public accountants every four years:       3,703,691   29,491,385   1,059,178


 Shareholder proposal regarding
 confidential voting:                       6,565,088   26,383,627   1,305,539

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                    PART II.  OTHER INFORMATION


                                              FOR        AGAINST      ABSTAIN

 Shareholder proposal regarding
 executive compensation upon change
 in control:                               12,206,248   19,551,457   2,496,549


 Names of other directors whose terms of office as director continued after the meeting are:

      CLASS II                 CLASS III
 Carolyn S. Chamers     Gwyneth E. Gamble Booth
 Ken L. Harrison        Peter J. Brix
 Jerome J. Meyer        John W. Creighton
                        Randolph L. Miller



 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a.  Exhibits

     NUMBER     EXHIBIT                                            PGC     PGE

       10       Portland General Corporation Retirement Plan
                for Outside Directors, 1996 Restatement dated
                January 1, 1996, filed herewith                     X       X

                Portland General Corporation Management
                Deferred Compensation Plan, 1996 Restatement
                dated January 1, 1996, filed herewith               X       X

                Portland General Corporation Supplemental
                Executive Retirement Plan, 1996 Restatement
                dated January 1, 1996, filed herewith               X       X

                Portland General Corporation Outside Directors'
                Life Insurance Benefit Plan, 1996 Restatement
                dated January 1, 1996, filed herewith               X       X

                Portland General Corporation Outside Directors'
                Deferred Compensation Plan, 1996 Restatement
                dated January 1, 1996, filed herewith               X       X

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                    PART II.  OTHER INFORMATION


     NUMBER     EXHIBIT                                            PGC     PGE

       10       Portland General Corporation Outside Directors'
                Stock Compensation  Plan, Amended and
                Restated February 6, 1996, filed herewith           X       X

       24       Power of Attorney                                   X       X

       27       Financial Data Schedule - UT                        X       X
                (Electronic Filing Only)


 b.  Reports on Form 8-K

 July 22, 1996 - Item 5.  Other Events: Merger Agreement with Enron Corp.


                            SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.


                        PORTLAND GENERAL CORPORATION
                        PORTLAND GENERAL ELECTRIC COMPANY
                                   (Registrants)




 August 12 , 1996       By     /S/ JOSEPH E. FELTZ
                                       Joseph E. Feltz
                                    Assistant Controller
                                    Assistant Treasurer


                                     *Joseph M. Hirko
                                   Sr. Vice President and
                                   Chief Financial Officer


                        *Signed on behalf of this person.



 August 12 , 1996       By     /S/ JOSEPH E. FELTZ
                                       Joseph E. Feltz
                                     (Attorney-in-Fact)