Form 10-Q
period 1996-09-30
PORTLAND GENERAL ELECTRIC CO /OR/; PORTLAND GENERAL CORP /OR
filed 1996-10-25
CIK 784977, 79636

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q





     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended SEPTEMBER 30, 1996



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

  The number of shares outstanding of the registrants' common stocks as of September 30, 1996 are:

        Portland General Corporation                     51,203,763
        Portland General Electric Company                42,758,877
             (owned by Portland General Corporation)

                           TABLE OF CONTENTS

                                                                 PAGE
                                                                NUMBER

 DEFINITIONS ......................................................2

 PART I.   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
           FINANCIAL INFORMATION

              Management's Discussion and Analysis of
               Financial Condition and Results of Operations ..... 3
              Consolidated Statements of Income ..................12
              Consolidated Statements of Retained Earnings .......12
              Consolidated Balance Sheets ........................13
              Consolidated Statements of Cash Flow ...............14
              Notes to Consolidated Financial Statements .........15
              Portland General Electric Company and
               Subsidiaries Financial Information ................18

 PART II.  OTHER INFORMATION

              Item 1 - Legal Proceedings .........................21
              Item 6 - Exhibits and Reports on Form 8-K ..........21
              Signature Page .....................................23


                              DEFINITIONS

 AFDC .................Allowance For Funds Used During Construction
 Bonneville Pacific .................Bonneville Pacific Corporation
 BPA ...............................Bonneville Power Administration
 Coyote Springs ....................Coyote Springs Generation Plant
 Enron .................................................Enron Corp.
 FERC .........................Federal Energy Regulatory Commission
 Holdings ..........................Portland General Holdings, Inc.
 kWh .................................................Kilowatt-Hour
 MWa .............................................Average megawatts
 MWh .................................................Megawatt-hour
 NYMEX ................................New York Mercantile Exchange
 OPUC or the Commission ...........Oregon Public Utility Commission
 Portland General or PGC ..............Portland General Corporation
 PGE or the Company ..............Portland General Electric Company
 PUHCA ..................Public Utility Holding Company Act of 1935
 Trojan .......................................Trojan Nuclear Plant
 USDOE ..........................United States Department of Energy
 WAPA .................................Western Area Power Authority
 WNP-3 ................Washington Public Power Supply Systen Unit 3

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

Under the terms of the merger agreement, Enron will reincorporate in Oregon to allow it to qualify as an intrastate holding company that is exempt from the registration requirements of PUHCA. In the event that PUHCA is amended or repealed in a manner that would make this reincorporation no longer necessary, PGC will merge directly into the present Enron. PGE, Portland General's utility subsidiary, will retain its name, most of its functions and maintain its principal corporate offices in Portland, Oregon.

  The merger is subject to the approval of each company's shareholders. Both Enron and PGC have scheduled special shareholder meetings each of which will take place on November 12, 1996 in which shareholders of record for each corporation as of September 23, 1996 will vote upon a proposal to approve the Merger Agreement. The affirmative vote of holders of a majority of the shares of both the PGC Common Stock and Enron Voting Stock outstanding is required for merger approval under the state laws where each company is incorporated. In addition the merger is conditioned upon, among other things, regulatory approvals including those already initiated at the OPUC and the FERC. It is anticipated that the regulatory procedures can be completed in less than 12 months from the date of the merger agreement.

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

 APPROVALS AND CONSENTS

OPUC - Upon completion of the merger, Enron will be the owner of the PGE common stock.  PGE is subject to the jurisdiction of the  OPUC with respect to its electric utility operations. The approval of the OPUC is required for any transaction in which a person acquires the power to exercise any substantial influence over the policies and actions of a public utility subject to its jurisdiction. On August 30, 1996, Enron filed an application with the Commission seeking approval of the merger. The OPUC must approve the merger if they find that it will serve the customers of PGE in the public interest. In making that finding the OPUC may consider whether the change in ownership of the public utility will impair the ability of the utility to provide  adequate  service at just and reasonable rates.  Enron has requested OPUC action on its application by early 1997. There is no assurance, however, that the OPUC will have taken any action by such time.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 In addition to Enron's application for approval of the merger, PGE has filed an application seeking the OPUC's approval to change certain provisions of PGE's tariffs. PGE will also seek OPUC approval for the separation from PGE of certain nonutility business and activities (see the PGE, Rate Proposal discussion below).

 FERC - The approval of the FERC is required to consummate the merger under the Federal Power Act, which provides that no public utility may sell or otherwise dispose of its jurisdictional facilities or, directly or indirectly, merge or consolidate such facilities with those of any other person or acquire any security of any other public utility without first having obtained authorization from the FERC. Under the Federal Power Act, the FERC will approve a merger if it finds such merger "consistent with the public interest". On September 20, 1996, Enron and PGC filed an application with the FERC seeking approval of the merger under the Federal Power Act. It is expected that the FERC will not take action on the application until sometime in 1997.

  OTHER - The merger will require the consent and approval of various other regulatory agencies. PGC and Enron will seek to obtain all necessary consents and approvals in order to consummate the merger. It is anticipated that regulatory procedures can be completed in less than 12 months from the date of the merger agreement.


 PORTLAND GENERAL ELECTRIC COMPANY - ELECTRIC UTILITY

 REGULATORY MATTERS

 RATE PROPOSAL - On August 6, 1996 PGE submitted a proposed rate plan to the OPUC which included approximately $25 million in proposed rate reductions for
  1997 and acceleration of the recovery of PGE's Trojan investment. Trojan ceased commercial operations in early 1993 and in March 1995, the OPUC authorized the recovery in rates of PGE's remaining investment in Trojan. The price  and earnings reductions in PGE's proposal stem primarily from savings in variable power costs representing, in part, benefits from PGE's decision to close Trojan. PGE believes it appropriate to apply a portion of such savings to offset the accelerated amortization of the Trojan investment. PGE believes acceleration of the amortization of the Trojan investment would benefit PGE customers by reducing their total payment over time and is consistent with PGE's objective of reducing its level of regulatory assets in anticipation of an increasingly competitive market. PGE's proposed amortization  would  result  in  an  additional $18 million of before tax expense for calendar year 1997 and, based on current forecasts, would reduce the total amortization period by as much as nine years. PGE's proposed plan, if adopted, would result in a $43 million before tax ($28 million after tax) reduction to PGE's 1997 earnings, consisting of a $25 million before tax ($15 million after tax) decrease due to the rate reductions and an $18 million before tax ($13 million after tax) decrease due to accelerated amortization of its Trojan investment. As part of the plan, PGE proposed acceleration of eligibility for PGE's market-based retail rates for certain customers; reductions in the rate charged to PGE's residential customers; a direct access experiment for certain large industrial customers; development of tariffs for time of day and direct access experiments for residential and small commercial customers.

  In response to PGE's plan, the OPUC staff proposed to recommend adoption of the proposals included in PGE's plan but with a modification of the rate consequences of the Trojan accelerated amortization, plus an additional $51 million in rate reductions for 1997. The OPUC staff's proposal, if adopted, would result in a $93 million before tax ($57 million after tax) reduction to PGE's 1997 earnings. Formal settlement discussions with the OPUC staff are currently scheduled for November 1996.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


PGE's rate plan is based on a forecast that assumes regulatory approval of the merger between Portland General and Enron. The Company has included in the plan a request to accelerate certain of the rate reductions upon the OPUC's approval of the merger application.

 TROJAN INVESTMENT RECOVERY - In April 1996 a circuit court judge in Marion County, Oregon found that the OPUC could not authorize PGE to collect a return on its undepreciated investment in Trojan contradicting a November 1994 ruling from the same court. The ruling was the result of an appeal of PGE's 1995 general rate order which granted PGE recovery of, and a return on, 87 percent of its remaining investment in Trojan.

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

  The 1994 ruling was appealed to the Oregon Court of Appeals and stayed pending the appeal of the Commission's March 1995 order. Both PGE and the OPUC have separately appealed the April 1996 ruling which were combined with the appeal of the November 1994 ruling at the Oregon Court of Appeals.

 For further information regarding the legal challenges to the OPUC's authority to grant recovery of PGE's Trojan investment see Item 3, Legal proceedings, of Portland General's and PGE's Forms 10-K for the year ended December 31, 1995.

 LEAST COST ENERGY PLANNING - On August 26, 1996 the OPUC acknowledged PGE's 1995-1997 Integrated Resource Plan (IRP). The OPUC adopted Least Cost Energy Planning for all energy utilities in Oregon with the goal of selecting the mix of options that yields an adequate and reliable supply of energy at the least cost to the utilities and customers. The IRP reflects: a recognition that the geographic area we presently serve no longer defines our customer base; the accelerated pace of technological change; transition of a key fuel, natural gas, to a market commodity;  and  the  development of a vibrant  electricity marketplace. The IRP outlines a strategy which emphasizes: (1) the purchase of energy in the marketplace at competitive prices, (2) acquisition of energy efficiency at reduced levels while maintaining market presence and capability for possible future increases when justified, (3) economical use of our existing assets and (4) the use of other supply-side actions, including acquisition of renewable resources.

 BONDABLE CONSERVATION INVESTMENT - The OPUC designated $81 million of PGE's energy efficiency investment as Bondable Conservation Investment, pursuant to recent Oregon legislation, and approved PGE's request to issue conservation bonds collateralized by the future revenue stream assured by the OPUC designation. Subsequently, PGE issued a 10 year conservation bond which is expected to provide an estimated $21 million in present value savings to customers while granting PGE immediate recovery of its energy efficiency program expenditures. Future revenues collected from customers will pay debt service obligations. Once the Commission designates a Bondable Conservation Investment it may not revalue or affect the timing of the revenue stream. Therefore, the OPUC may not remove the debt service obligation from rates.

 COMPETITION

 The Energy Policy Act of 1992 (Energy Act) set the stage for change in federal
  and  state  regulations  aimed  at   increasing  both  wholesale  and  retail
 competition in the electric industry.   The  Energy  Act eased

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 restrictions on
 independent power production and granted authority to the FERC to mandate open access for the wholesale transmission of electricity.

 The FERC has taken steps to provide a framework for increased  competition  in the electric industry. In 1996 the FERC issued Order 888 requiring non-discriminatory open access transmission by all public utilities that own interstate transmission. The final rule requires utilities to file tariffs that offer others the same transmission services they provide themselves under comparable terms and conditions. This rule also allows public utilities to recover stranded costs in accordance with the terms, conditions and procedures set forth in Order 888. The ruling requires reciprocity from municipals, cooperatives and federal power marketers receiving service under the tariff. The new rules became effective July 1996 and are expected to result in increased competition, lower prices and more choices to wholesale energy customers.

 The FERC action applies only to the wholesale transmission of electricity and does not proscribe terms and conditions of retail transmission service which is subject to individual state regulation. Since the passage of the Energy Act, various state utility commissions have addressed proposals which would allow retail customers direct access to generation suppliers, marketers, brokers and other service providers in a competitive marketplace for energy services (retail wheeling). Although presently operating in a cost-based regulated environment, PGE expects increasing competition from other forms of energy and other suppliers of electricity. While the Company is unable to determine the future impact of increased competition, it believes that ultimately it will result in reduced retail as well as wholesale prices.


 RETAIL CUSTOMER GROWTH AND ENERGY SALES

 Weather adjusted retail energy sales  grew  0.5%  for  the  nine  months ended
  September 30, 1996 compared to the same period last year. Residential sales grew 1.7% while commercial sales increased 2.3%. High-tech and transportation industrial sales were strong as well; however, continued
 production cutbacks by paper and metal  manufacturers  caused total industrial sales to decline approximately 4.4% for the year. Year-to-date energy sales also reflect the impact of the winter windstorms and flooding which
 interrupted service  for  extended  periods.   As  a result, the Company has
 revised its projected weather adjusted retail energy load growth to be less than 1 percent for 1996. Actual sales growth (non-weather adjusted) is projected to be approximately 3.5%.

 <GRAPH>

 Graph Descripton:

 Quarterly Increase in Retail Customers

 Quarter/Year  Residential         Commercial/Industrial
 2Q 94         2476                550
 3Q 94         2219                454
 4Q 94         4247                379
 1Q 95         3010                270
 2Q 95         2194                509
 3Q 95         2145                435
 4Q 95         5566                554
 1Q 96         3633                539
 2Q 96         3664                76
 3Q 96         3021                594

 </GRAPH>


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

 Company wholesale revenues continue to make a growing contribution providing nearly 22% of total

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 operating revenues for the quarter and 16% year to date, representing a significant increase over the same periods in 1995. The growth in wholesale sales is in part attributed to PGE's aggressive sales efforts as part of the Company's plan to expand its existing marketing capabilities and activities throughout the Western U.S.

POWER SUPPLY

Hydro conditions for the year have been extremely favorable. 1996 January-to-July runoff on the Columbia River was the fourth largest since 1930 and totaled 132% of normal. As a result, the Company has benefited from lower variable power costs due to the abundance of hydro generation throughout the region. However, hydro conditions for the remainder of the year are highly dependent upon levels of precipitation. The runoff season has left the region with reservoir levels in the region at approximately 97% of capacity compared to 91% in 1995. Nearly full reservoirs will allow the region to use rainfall for generation of electricity rather than to fill reservoirs for electric generation during the winter months.



 RESULTS OF OPERATIONS

  The following discussion focuses on utility operations, unless otherwise noted. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and fuel costs, quarterly operating earnings are not necessarily indicative of results to be expected for calendar year 1996.

 1996 COMPARED TO 1995 FOR THE THREE MONTHS ENDED SEPTEMBER 30

  Portland General earned $21 million or $0.40 per share for the third quarter of 1996 compared to earnings of $14 million or $0.28 per share in 1995. Earnings for 1996 include $10 million in after tax charges for
 Enron/PGC merger related costs and revenue refund  provisions.   Earnings  for
  1995 include a $13 million, after tax, regulatory disallowance related to unrecoverable deferred power costs. Operating earnings improved over 1995 due to decreases in wholesale power prices driven by favorable hydro conditions coupled with a competitive wholesale market, continued growth of residential and high-tech industrial demand and the success of Company wholesale marketing efforts. Decreased demand from paper and wood products customers adversely impacted revenues and earnings.

 Operating revenues of $260 million increased 17% compared to the same period last year. Retail revenues of $199 million were comparable to the third quarter last year, while wholesale revenues of $58 million, increased 177%. Continued robust sales to high-tech customers as well as residential and commercial classes, along with positive effects of higher average sales prices, contributed to revenue increases from these customers. However, production cutbacks by paper manufacturers, PGE's largest manufacturing customer group coupled with $10 million in revenue refund provisions related to energy efficiency programs kept total retail revenues comparable to 1995.

 Residential and Commercial sales benefited from warm  summer  weather, increasing 3.4% and  2.3%
 respectively.  Mean temperatures for July and August
  exceeded those of last year, with a resultant increase in air conditioning loads for the residential and commercial customer classes. Additionally, there was a 17,600 increase in total retail customers compared to the end of the quarter last year.
 The number of residential customers grew 2.8%  over  the past twelve
  months,  exceeding  the  Company's 10 year annual growth rate of 2.2%.   High
 tech, construction and services industries together represented growth of 7.2%,

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 high tech was 11.8%, for the quarter which helped compensate for weakness in lumber and paper industries.

 Wholesale revenues jumped $37 million from 1995, despite a 44% drop in average sale prices. Company marketing efforts increased the level of sales as PGE was able to profitably broker much of the surplus NW hydro-generated power. For the quarter, wholesale sales comprised 42% of total kWh sales.

 Continued decline in the price per kWh of variable power was reflected in earnings as total costs increased only $19 million or 29% to support a 50%
  increase in total Company sales.  An abundant  supply  of  wholesale power, much of it hydro-generated, kept more expensive thermal generation below 1995 levels throughout the region. PGE took advantage of competitive wholesale prices and purchased 67% of its power requirements. However, PGE had good performance from its generating facilities which provided 33% of total Company loads at an average cost of 7.4 mills (10 mills = 1 cent)
  compared to 8.4 mills in 1995. Coyote Springs provided nearly 6% of total energy requirements at 5.7 mills. Hydro plant generation also provided 6% of total loads, with increased production reflecting improved water conditions on the Clackamas River system. Energy purchases were up 84% providing nearly all of the incremental energy to support the demand created by wholesale sales. Increased mid-Columbia generation helped reduce the average cost of firm purchases.


                         RESOURCE MIX/VARIABLE POWER COSTS

                                                         Average Variable
                        Resource Mix                  Power Cost (Mills/kWh)
                       1996      1995                 1996              1995
 Generation             33%       46%                  7.4               8.4
 Firm Purchases         54        35                  14.7              24.5
 Spot Purchases         13        19                   8.7              11.4
   Total Resources     100%      100%     Average     12.9              16.0



 PGE does not have a fuel adjustment clause  as  part  of  its  retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.

 Operating expenses (excluding  variable  power,  depreciation  and  income taxes) increased $10 million or 16% compared to 1995 primarily due to additional firm natural gas transportation capacity and operating costs related to Coyote Springs. Additionally, efforts to complete distribution projects deferred as a result of the winter storms and increased customer marketing and service costs also contributed to this increase. Lower operating costs at Company coal generating plants as well as a decrease in general administration costs helped partially offset the increases for the quarter.

  Other Income decreased $11 million, excluding the 1995 $13 million regulatory disallowance, due to Enron/PGC merger costs, lower interest income on regulatory asset balances and decreased AFDC.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

 1996 COMPARED TO 1995 FOR THE NINE MONTHS ENDED SEPTEMBER 30

  Portland General earned $103 million or $2.03 per share for the nine months ended September 30, 1996 compared to $45 million or $0.88 per share in 1995. 1995 earnings include regulatory disallowances of $50 million after tax. Excluding the disallowances, 1995 earnings would have been $94 million. Improved earnings for the year include the benefits of plentiful water conditions, favorable weather conditions, a growing residential customer  base
  and the Company's aggressive wholesale marketing efforts. These factors also contributed to the Company achieving record sales during the year as well as establishing new record peak loads for both the summer and winter seasons.

 Operating revenues of $794 million increased $92 million compared to the same period last year driven by a $69 million increase in wholesale
 revenues combined with $23 million of retail revenue increases.   Retail
  revenue gains were largely due to 1995 rate increases accompanied by 2% higher energy sales. These gains were partially offset by a $16 million revenue refund provision related to energy efficiency programs and Oregon excise tax "kicker" benefits.

 Favorable  weather  conditions  contributed to higher energy sales in both residential and commercial classes with significantly colder mean temperatures in January and February by 2.6 and 4.5 degrees respectively, and warmer mean summer weather in July and August by 1.4 and 3.1 degrees respectively. Industrial loads have benefited from the growth in high-tech industries; however, weak demand from paper and metals manufacturers has led to a 6.8% decline in sales for the year. Wholesale revenues comprised 36% of PGE loads and an additional 5.5 million in MWh sales. The average sales price was 49% below last year.

 The price per kWh of variable power dropped 24% keeping total variable power costs to a $13 million increase despite a 39% rise in total Company energy requirements. Optimal hydro conditions brought steep reductions in the cost of wholesale power in general as well as the cost of firm power purchased from the mid-Columbia projects. PGE hydro projects generated 9% of the Company's energy needs, with an 11% increase in production levels. PGE's thermal plants operated efficiently, however, excluding Coyote
   Springs, thermal plant generation was down 50% due to economic displacement early in the year as power purchases provided 79% of total PGE loads.

                         RESOURCE MIX/VARIABLE POWER COSTS

                                                         Average Variable
                        Resource Mix                  Power Cost (Mills/KWh)
                       1996      1995                 1996              1995
 Generation             21%       37%                  5.9               7.5
 Firm Purchases         64        36                  13.2              24.7
 Spot Purchases         15        27                   9.0              10.7
   Total Resources     100%      100%     Average     12.1              16.0


 PGE does not have a fuel adjustment  clause  as  part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.


  Operating expenses (excluding variable power, depreciation and income taxes) were $28 million or 14% higher than last year. The
  increase  is  primarily   due  to  additional  operating costs related
  to Coyote Springs including fixed  natural  gas
  transportation  costs,   increased   costs  for  transmission  and
 distribution most of

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

  which is related to storm related repair costs and maintenance projects deferred during winter storms, and an increase in planned customer marketing and support costs  to  meet
 1996  marketing  objectives.    PGE realized decreased costs at its
 coal generating facilities due to lower levels of operation.

  Depreciation, Decommissioning and Amortization increased $15 million, or 15%, due to depreciation taken on Coyote Springs and other 1995 plant additions. Excluding regulatory disallowances of $50 million, other income and deductions declined $15 million due to merger costs, the absence of carrying costs on regulatory assets for  the current year and decreased AFDC.


 CASH FLOW

 PORTLAND GENERAL CORPORATION

  Portland General requires cash to pay dividends to its common shareholders, to provide funds to its subsidiaries, to meet debt service obligations and for day to day operations. Sources of cash are dividends from PGE, leasing rentals, short- and intermediate-term borrowings and the sale of its common stock. During the third quarter  of  1996  Portland General received $56 million  in  cash
 dividends from PGE.   Portland  General  used  a portion of these
 proceeds to retire $30 million in medium term notes which matured in September 1996.

   Portland General has agreed, as to itself, PGE and other subsidiaries, to certain limitations on its ability to declare or pay dividends on or repurchase or redeem its securities, issue securities,  or incur indebtedness pending consummation  of  the
 merger with  Enron.   This  is  not expected to interfere
 with the ability of Portland General or PGE  to  declare dividends, obtain financing or conduct its business operations in a manner consistent with past practice. For further information regarding these limitations please see the Merger Agreement included with Portland General's Form 8-K dated July 20, 1996.

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

  INVESTING ACTIVITIES include improvements to generation, transmission and distribution facilities and continued investment
 in energy efficiency  programs.   Capital  expenditures for 1996 of
  approximately $170 million are expected to be fully funded by operating cash flows. Through September 30, 1996 nearly $144 million has been expended for capital projects, including energy efficiency programs, primarily for improvements to the Company's distribution system to support the addition of new customers to PGE's service territory.

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

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 FINANCING ACTIVITIES - In August 1996 PGE issued $50 million in additional medium-term notes due September 1999. The proceeds were used to pay down outstanding short-term debt. The Company has entered into an interest rate swap agreement for the same period which effectively puts PGE in a floating rate position on the additional $50 million of long term debt.

 In early October 1996 the Company issued a 10 year $81 million energy conservation bond with a coupon rate of 6.91%. The bond is collateralized by the OPUC's designation of a portion of the Company's energy efficiency investments as Bondable
 Conservation Investment.

 The issuance of additional preferred stock and First Mortgage Bonds requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and Indenture securing its First Mortgage Bonds. As of September 30, 1996, PGE has the
  capability to issue preferred stock and additional First Mortgage Bonds in amounts sufficient to meet capital requirements.

                           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME FOR THE
           THREE  MONTHS  AND  NINE  MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                            (UNAUDITED)


                                                           Three Months Ended           Nine  Months Ended
                                                              SEPTEMBER 30                 September 30
                                                        1996           1995            1996           1995
                                                                       (Thousands of Dollars)
 OPERATING REVENUES                                 $  260,091     $  222,612      $  794,097      $  701,681
 OPERATING EXPENSES
   Purchased power and fuel                             83,073         64,428         211,632         198,740
   Production and distribution                          22,698         15,963          64,668          47,404
   Maintenance and repairs                              12,016         10,563          37,110          31,880
   Administrative and other                             27,653         25,346          82,904          76,895
   Depreciation and amortization                        38,889         33,340         114,972          99,583
   Taxes other than income taxes                        12,336         11,889          39,995          38,672
                                                       196,665        161,529         551,281         493,174
 OPERATING INCOME BEFORE INCOME TAXES                   63,426         61,083         242,816         208,507
 INCOME TAXES                                           18,684         20,817          79,655          71,509
 NET OPERATING INCOME                                   44,742         40,266         163,161         136,998
 OTHER INCOME (DEDUCTIONS)
   Regulatory disallowances - net of income
    taxes of  $8,441 and $25,542                             -        (12,859)              -         (49,567)
   Interest expense                                    (20,894)       (19,592)        (60,497)        (58,921)
   Allowance for funds used during construction            609          3,608           1,351           8,682
   Preferred dividend requirement - PGE                   (581)        (2,380)         (2,212)         (7,380)
   Other - net of income taxes                          (3,335)         5,138           1,779          14,818
 NET INCOME                                         $   20,541     $   14,181      $  103,582      $   44,630
 COMMON STOCK
   Average shares outstanding                       51,158,923     50,798,082      51,110,760      50,696,185
   Earnings per average share                            $0.40          $0.28           $2.03           $0.88
   Dividends declared per share                          $0.32          $0.30           $0.96           $0.90


                                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE
                                  THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                            (Unaudited)

                                                           Three Months Ended           Nine  Months Ended
                                                              SEPTEMBER 30                 September 30
                                                        1996           1995            1996           1995
                                                                       (Thousands of Dollars)
 BALANCE AT BEGINNING OF PERIOD                     $  185,081     $  117,777      $  135,885      $  118,676
 NET INCOME                                             20,541         14,181         103,582          44,630
 ESOP TAX BENEFIT AND OTHER                               (530)          (470)         (1,665)         (1,418)
                                                       205,092        131,488         237,802         161,888
 DIVIDENDS DECLARED ON COMMON STOCK                     16,384         15,247          49,094          45,647
 BALANCE AT END OF PERIOD                           $  188,708     $  116,241      $  188,708      $  116,241


 The accompanying notes are an integral part of these consolidated statements.


                           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                          AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                                               (Unaudited)
                                                                               September 30        December 31
                                                                                   1996               1995
                                                                                     (Thousands of Dollars)
                                       ASSETS
 ELECTRIC UTILITY PLANT - ORIGINAL COST
   Utility plant (includes Construction Work in Progress of
     $50,616 and $33,382)                                                       $2,856,770         $2,754,280
   Accumulated depreciation                                                     (1,104,274)        (1,040,014)
                                                                                 1,752,496          1,714,266
   Capital leases - less amortization of $29,953 and $27,966                         7,365              9,353
                                                                                 1,759,861          1,723,619
 OTHER PROPERTY AND INVESTMENTS
   Leveraged leases                                                                150,721            152,666
   Trojan decommissioning trust, at market value                                    77,726             68,774
   Corporate owned life insurance, less loans of $27,763 and $26,432                77,639             74,574
   Other investments                                                                40,463             28,603
                                                                                   346,549            324,617
 CURRENT ASSETS
   Cash and cash equivalents                                                        17,114             11,919
   Accounts and notes receivable                                                   113,356            104,815
   Unbilled and accrued revenues                                                    25,527             64,516
   Inventories, at average cost                                                     34,832             38,338
   Prepayments and other                                                            25,629             16,953
                                                                                   216,458            236,541
 DEFERRED CHARGES
   Unamortized regulatory assets
     Trojan investment                                                             283,888            301,023
     Trojan  decommissioning                                                       294,077            311,403
     Income taxes recoverable                                                      206,794            217,366
     Debt reacquisition costs                                                       28,682             29,576
     Energy efficiency programs                                                     83,222             77,945
     Other                                                                          26,153             27,611
   WNP-3 settlement exchange agreement                                             164,512            168,399
   Miscellaneous                                                                    29,051             29,917
                                                                                 1,116,379          1,163,240
                                                                                $3,439,247         $3,448,017
                           CAPITALIZATION  AND LIABILITIES
 CAPITALIZATION
   Common stock equity
   Common stock, $3.75 par value per share, 100,000,000 shares authorized,
     51,203,763 and 51,013,549 shares outstanding                               $  192,010         $  191,301
   Other paid-in capital - net                                                     579,346            574,468
   Unearned compensation                                                            (6,275)            (8,506)
   Retained earnings                                                               188,708            135,885
                                                                                   953,789            893,148
   Cumulative preferred stock of subsidiary
     Subject to mandatory redemption                                                30,000             40,000
   Long-term debt                                                                  869,059            890,556
                                                                                 1,852,848          1,823,704
 CURRENT LIABILITIES
   Long-term debt and preferred stock due within one year                           81,582            105,114
   Short-term borrowings                                                           174,893            170,248
   Accounts payable and other accruals                                              96,781            133,405
   Accrued interest                                                                 17,385             16,247
   Dividends payable                                                                17,347             16,668
   Accrued taxes                                                                    51,364             15,151
                                                                                   439,352            456,833
 OTHER
   Deferred income taxes                                                           631,608            652,846
   Deferred investment tax credits                                                  48,031             51,211
   Trojan decommissioning and transition obligation                                368,036            379,179
   Miscellaneous                                                                    99,372             84,244
                                                                                 1,147,047          1,167,480
                                                                                $3,439,247         $3,448,017

 The accompanying notes are an integral part of these consolidated balance sheets.


                           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE
                  THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                            (UNAUDITED)


                                                           Three Months Ended           Nine  Months Ended
                                                              SEPTEMBER 30                 September 30
                                                        1996           1995            1996           1995
                                                                       (Thousands of Dollars)
 CASH PROVIDED (USED) BY -
 OPERATIONS:
   Net income                                       $   20,541     $   14,181      $  103,582      $   44,630
   Adjustments to reconcile net income to net
     cash provided by operations:
      Depreciation and amortization                     30,212         24,695          89,828          75,540
      Amortization of WNP-3 exchange agreement           1,727          1,227           3,887           3,682
      Amortization of Trojan investment                  6,358          6,456          18,118          18,865
      Amortization of Trojan decommissioning             3,510          3,511          10,531           9,826
      Amortization of deferred charges - other             472            (30)            354            (208)
      Deferred income taxes - net                       (1,663)         2,221         (13,522)         (1,651)
      Other noncash revenues                              (419)        (2,282)         (1,218)         (3,969)
      Regulatory disallowance                                -         12,859               -          49,567
      Changes in working capital:
        (Increase) Decrease in receivables               7,177          8,175          29,902          18,976
        (Increase) Decrease in inventories               3,437          5,228           3,506          (2,363)
        Increase (Decrease) in payables                 39,946         16,931           7,401            (176)
        Other working capital items - net               (8,959)       (12,132)         (8,676)        (11,347)
      Trojan decommissioning expenditures               (2,697)        (2,343)         (4,836)         (6,214)
      Deferred items - other                             1,215         (1,122)         12,841          (6,991)
      Miscellaneous - net                                2,679          6,670           5,826          11,713
                                                       103,536         84,245         257,524         199,880
 INVESTING ACTIVITIES:
   Utility construction - new resources                    156         (8,386)            141         (37,797)
   Utility construction - other                        (43,289)       (43,056)       (133,485)       (108,219)
   Energy efficiency programs                           (2,838)        (4,439)        (10,243)        (13,391)
   Rentals received from leveraged leases               11,165          8,050          27,257          19,735
   Nuclear decommissioning trust deposits               (3,742)        (3,046)        (11,692)        (13,553)
   Nuclear decommissioning trust withdrawals             1,782          1,805           3,229           8,413
   Other                                                  (674)         1,638         (11,276)          3,885
                                                       (37,440)       (47,434)       (136,069)       (140,927)
 FINANCING ACTIVITIES:
   Short-term borrowings - net                         (51,639)       (25,856)          4,645         (74,381)
   Borrowings from Corporate Owned Life Insurance            -              -           1,312           2,589
   Long-term debt issued                                50,000              -          85,000          75,000
   Long-term debt retired                              (30,000)             -        (117,661)         (3,045)
   Repayment of nonrecourse borrowings for
     leveraged leases                                   (9,321)        (6,815)        (23,711)        (17,443)
   Preferred stock retired                                   -              -         (20,000)        (10,000)
   Common stock issued                                     784          2,303           2,570           6,865
   Dividends paid                                      (16,355)       (15,218)        (48,415)        (45,757)
                                                       (56,531)       (45,586)       (116,260)        (66,172)
 INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      9,565         (8,775)          5,195          (7,219)
 CASH AND CASH EQUIVALENTS AT THE BEGINNING
   OF PERIOD                                             7,549         19,098          11,919          17,542
 CASH AND CASH EQUIVALENTS AT THE END
   OF PERIOD                                        $   17,114     $   10,323      $   17,114      $   10,323
 Supplemental disclosures of cash flow
 information
   Cash paid during the period:
     Interest, net of amounts capitalized           $   19,738     $   12,589      $   55,912      $  44,212
     Income taxes                                       11,460         26,220          79,130         67,610

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


 NOTE 2 - LEGAL MATTERS

 BONNEVILLE PACIFIC LAWSUIT - On October 7, 1996 the bankruptcy court approved the settlement entered into by Portland General and Portland General Holdings (collectively referred to as Portland General) with the Bonneville Pacific
  Corporation's (Bonneville) bankruptcy trustee (Trustee). Pursuant to the settlement, Bonneville and its estate will release all claims and causes of action, including those asserted in the Trustee's civil action against Portland General and its current and former officers and directors. In exchange, Portland General will release any and all claims against Bonneville, its estate and related entities and individuals relating to its equity investment in and loans to Bonneville except that Portland General will retain ownership of 2 million shares of Bonneville common stock. The settlement will not have a material impact on Portland General's results of operations.

 Portland General will pursue recovery of certain litigation and settlement costs from its Director and Officer liability carrier. Any such revenues would be recognized into income during periods received.

 TROJAN INVESTMENT RECOVERY - In April 1996 a circuit court judge in Marion County, Oregon found that the OPUC could not authorize PGE to collect a return on its undepreciated investment in Trojan contradicting a November 1994 ruling from the same court. The ruling was the result of an appeal of PGE's 1995 general rate order which granted PGE recovery of, and a return on, 87 percent of its remaining investment in Trojan.

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

 The 1994  ruling was appealed  to  the  Oregon  Court  of  Appeals  and stayed pending the appeal of the Commission's March 1995 order. Both PGE and the OPUC have separately appealed the April 1996 ruling which were combined with the appeal of the November 1994 ruling at the Oregon Court of Appeals.

 Management believes that the authorized recovery of and on the Trojan investment and decommissioning costs will be upheld and that these legal challenges will not have a material adverse impact on the results of operations or financial condition of the Company for any future reporting period.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


 OTHER LEGAL MATTERS - Portland General and certain of its subsidiaries are party to various other claims, legal actions and complaints arising in the ordinary course of business. These claims are not considered material.


 NOTE 3 - WNP-3 SETTLEMENT EXCHANGE AGREEMENT

 PGE is selling energy received under a WNP-3 Settlement Exchange Agreement
 (WSA) to WAPA for 25 years, which began October 1990. Revenues from the WAPA contract are used to support the carrying value of the WSA asset. A portion of the energy under the WSA contract is sold at market prices. In light of reduced prices for wholesale power the Company is performing an evaluation for potential impairment of the WSA asset. This evaluation is expected to be completed during the fourth quarter of 1996.


 NOTE 4 - PROPOSED MERGER

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

Under the terms of the merger agreement, Enron will reincorporate in Oregon to allow it to qualify as an intrastate holding company that is exempt  from  the registration requirements of PUHCA. In the event that PUHCA is amended or repealed in a manner that would make this reincorporation no longer necessary, PGC will merge directly into the present Enron. PGE, Portland General's utility subsidiary, will retain its name, most of its functions and maintain its principal corporate offices in Portland, Oregon.

  The merger is subject to the approval of each company's shareholders. Both Enron and PGC have scheduled special shareholder meetings each of which will take place on November 12, 1996 in which shareholders of record for each corporation as of September 23, 1996 will vote upon a proposal to approve the Merger Agreement. The affirmative vote of holders of a majority of the shares of both the PGC Common Stock and Enron Voting Stock outstanding is required for merger approval under the state laws where each company is incorporated. In addition the merger is conditioned, among other things, upon and the completion of regulatory procedures including those already initiated at the
  OPUC and the FERC. The companies are hopeful that the regulatory procedures can be completed in less than 12 months from the date of the agreement.

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

 NOTE 5 - SUBSEQUENT EVENT

 Bondable Conservation Investment - In early October 1996 the Company issued a 10 year $81 million conservation bond with a coupon rate of 6.91%. The issuance was authorized by the OPUC which earlier designated
 $81 million of PGE's energy efficiency investment as Bondable Conservation Investment. The bond is collateralized by the future revenue stream assured by the OPUC designation. The financing provides an estimated $21 million in present value savings for customers while granting PGE immediate recovery of its energy efficiency program expenditures. Future revenues collected from customers will pay debt service obligations. Once the Commission designates a Bondable Conservation Investment it may not revalue or affect the timing of the revenue stream. Therefore, the OPUC may not remove the debt service obligation from rates.


           PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

             FINANCIAL STATEMENTS AND RELATED INFORMATION



                           TABLE OF CONTENTS


                                                         PAGE
                                                        NUMBER

     Management Discussion and Analysis of
      Financial Condition and Results of Operations*      3-11

     Financial Statements                                18-20

     Notes to Financial Statements**                     15-17




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

                        Portland General Electric Company and Subsidiaries

                             CONSOLIDATED STATEMENTS OF INCOME FOR THE
                  THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                             (UNAUDITED)


                                                           Three Months Ended           Nine  Months Ended
                                                              SEPTEMBER 30                 September 30
                                                        1996           1995            1996           1995
                                                                       (Thousands of Dollars)

 OPERATING REVENUES                                 $  259,656     $  222,240      $  792,772      $  699,607
 OPERATING EXPENSES
   Purchased power and fuel                             83,074         64,428         211,633         198,740
   Production and distribution                          22,698         15,963          64,668          47,404
   Maintenance and repairs                              12,016         10,563          37,110          31,880
   Administrative and other                             26,726         24,943          80,862          75,904
   Depreciation and amortization                        38,868         33,318         114,909          99,520
   Taxes other than income taxes                        12,325         11,915          39,918          38,650
   Income taxes                                         18,435         21,208          79,492          71,720
                                                       214,142        182,338         628,592         563,818
 NET OPERATING INCOME                                   45,514         39,902         164,180         135,789
 OTHER INCOME (DEDUCTIONS)
 Regulatory disallowances - net of income
     taxes of  $8,441 and $25,542                            -        (12,859)              -         (49,567)
   Allowance for equity funds used
    during construction                                      -          1,274               -           1,960
   Other                                                 2,043          5,348           5,434          14,852
   Income taxes                                             48           (258)            476            (518)
                                                         2,091         (6,495)          5,910         (33,273)
 INTEREST CHARGES
   Interest on long-term debt and other                 17,770         17,735          50,720          51,546
   Interest on short-term borrowings                     2,525          1,217           7,784           5,463
   Allowance for borrowed funds used
    during construction                                   (609)        (2,334)         (1,351)         (6,722)
                                                        19,686         16,618          57,153          50,287
 NET INCOME                                             27,919         16,789         112,937          52,229
 PREFERRED DIVIDEND REQUIREMENT                            581          2,380           2,212           7,380
 INCOME AVAILABLE FOR COMMON STOCK                  $   27,338     $   14,409      $  110,725      $   44,849


                         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE
                    THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                              (Unaudited)


                                                           Three Months Ended           Nine  Months Ended
                                                              SEPTEMBER 30                 September 30
                                                        1996           1995            1996           1995
                                                                       (Thousands of Dollars)

 BALANCE AT BEGINNING OF PERIOD                     $  295,610     $  222,870      $  246,282      $  216,468
 NET INCOME                                             27,919         16,789         112,937          52,229
 ESOP TAX BENEFIT AND OTHER                               (530)          (470)         (1,665)         (1,418)
                                                       322,999        239,189         357,554         267,279
 DIVIDENDS DECLARED
   Common stock                                         56,014         13,682          88,938          36,772
   Preferred stock                                         581          2,380           2,212           7,380
                                                        56,595         16,062          91,150          44,152
 BALANCE AT END OF PERIOD                           $  266,404     $  223,127      $  266,404      $  223,127

 The accompanying notes are an integral part of these consolidated statements.



                       PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                          AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                                               (Unaudited)
                                                                               September 30        December 31
                                                                                   1996               1995
                                                                                     (Thousands of Dollars)
                                       ASSETS
 ELECTRIC UTILITY PLANT - ORIGINAL COST
   Utility plant (includes Construction Work in Progress of
     $50,616 and $33,382)                                                       $2,856,770         $2,754,280
   Accumulated depreciation                                                     (1,104,274)        (1,040,014)
                                                                                 1,752,496          1,714,266
   Capital leases - less amortization of $29,953 and $27,966                         7,365              9,353

                                                                                 1,759,861          1,723,619
 OTHER PROPERTY AND INVESTMENTS
   Trojan decommissioning trust, at market value                                    77,726             68,774
   Corporate owned life insurance, less loans of $27,763 and $26,432                47,096             44,635
   Other investments                                                                35,096             24,943
                                                                                   159,918            138,352
 CURRENT ASSETS
   Cash and cash equivalents                                                         4,561              2,241
   Accounts and notes receivable                                                   113,145            102,592
   Unbilled and accrued revenues                                                    25,527             64,516
   Inventories, at average cost                                                     34,832             38,338
   Prepayments and other                                                            24,316             15,619
                                                                                   202,381            223,306
 DEFERRED CHARGES
   Unamortized regulatory assets
    Trojan investment                                                              283,888            301,023
    Trojan decommissioning                                                         294,077            311,403
    Income taxes recoverable                                                       206,794            217,366
    Debt reacquisition costs                                                        28,682             29,576
    Energy efficiency programs                                                      83,222             77,945
    Other                                                                           26,153             27,611
   WNP-3 settlement exchange agreement                                             164,512            168,399
   Miscellaneous                                                                    27,178             26,997
                                                                                 1,114,506          1,160,320
                                                                                $3,236,666         $3,245,597

                                        CAPITALIZATION AND LIABILITIES

 CAPITALIZATION
   Common stock equity
   Common stock, $3.75 par value per share, 100,000,000 shares
    authorized, 42,758,877 shares outstanding                                   $  160,346            160,346
   Other paid-in capital - net                                                     471,522            466,325
   Retained earnings                                                               266,404            246,282
   Cumulative preferred stock
    Subject to mandatory redemption                                                 30,000             40,000
   Long-term debt                                                                  869,059            890,556
                                                                                 1,797,331          1,803,509
 CURRENT LIABILITIES
   Long-term debt and preferred stock due within one year                           81,582             75,114
   Short-term borrowings                                                           174,525            170,248
   Accounts payable and other accruals                                              97,656            132,064
   Accrued interest                                                                 16,015             15,442
   Dividends payable                                                                17,117             14,956
   Accrued taxes                                                                    48,473             12,870
                                                                                   435,368            420,694
 OTHER
   Deferred income taxes                                                           508,555            525,391
   Deferred investment tax credits                                                  48,031             51,211
   Trojan decommissioning and transition costs                                     368,036            379,179
   Miscellaneous                                                                    79,345             65,613
                                                                                 1,003,967          1,021,394
                                                                                $3,236,666         $3,245,597

The accompanying notes are an integral part of these consolidated balance sheets.


                        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE
           THREE MONTHS  AND  NINE  MONTHS  ENDED SEPTEMBER 30, 1996 AND 1995
                                            (Unaudited)


                                                           Three Months Ended           Nine  Months Ended
                                                              SEPTEMBER 30                 September 30
                                                        1996           1995            1996           1995
                                                                       (Thousands of Dollars)

 CASH PROVIDED (USED) BY -
  OPERATIONS:
    Net Income                                      $   27,919     $   16,789      $  112,937      $   52,229
    Adjustments to reconcile net income to net
    cash provided by operations:
      Depreciation and amortization                     30,188         24,729          89,765          75,533
       Amortization of WNP-3 exchange agreement          1,727          1,227           3,887           3,682
       Amortization of Trojan investment                 6,358          6,456          18,118          18,865
       Amortization of Trojan decommissioning            3,510          3,511          10,531           9,826
       Amortization of deferred charges - other            472            (30)            354            (208)
       Deferred income taxes - net                      (2,180)         2,113          (8,900)          1,423
       Regulatory disallowances                              -         12,859               -          49,567
       Changes in working capital:
          (Increase) Decrease in receivables             7,824          7,997          27,890          21,655
          (Increase) Decrease in inventories             3,437          5,228           3,506          (2,363)
          Increase (Decrease) in payables               33,337         19,678           7,896             781
          Other working capital items - net             (8,583)       (10,946)         (8,697)        (11,156)
      Trojan decommissioning expenditures               (2,697)        (2,343)         (4,836)         (6,214)
      Deferred items - other                             1,215         (1,122)         12,841          (6,991)
      Miscellaneous - net                                1,675          4,864           4,440           9,156
                                                       104,202         91,010         269,732         215,785
 INVESTING ACTIVITIES:
   Utility construction - new resources                    156         (8,386)            141         (37,797)
   Utility construction - other                        (43,289)       (43,056)       (133,485)       (108,219)
   Energy efficiency programs                           (2,838)        (4,439)        (10,243)        (13,391)
   Nuclear decommissioning trust deposits               (3,742)        (3,046)        (11,692)        (13,553)
   Nuclear decommissioning trust withdrawals             1,782          1,805           3,229           8,413
   Other investments                                     (131)            (70)         (9,301)         (3,048)
                                                      (48,062)        (57,192)       (161,351)       (167,595)
 FINANCING ACTIVITIES:
   Short-term debt - net                              (49,807)        (25,869)          4,277         (74,381)
   Borrowings from Corporate Owned Life Insurance           -               -           1,312           2,589
   Long-term debt issued                               50,000               -          85,000          75,000
   Long-term debt retired                                   -               -         (87,661)         (3,045)
   Preferred stock retired                                  -               -         (20,000)        (10,000)
   Dividends paid                                     (58,305)        (13,926)        (88,989)        (43,505)
                                                      (58,112)        (39,795)       (106,061)        (53,342)
 INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                    (1,972)         (5,977)          2,320          (5,152)
 CASH AND CASH EQUIVALENTS AT THE BEGINNING
   OF PERIOD                                            6,533          10,415           2,241           9,590
 CASH AND CASH EQUIVALENTS AT THE END
   OF PERIOD                                        $   4,561      $    4,438      $    4,561      $    4,438
 Supplemental disclosures of cash flow information
    Cash paid during the period:
       Interest, net of amounts capitalized         $  18,601      $   11,375      $   53,485      $   41,768
       Income taxes                                    19,032          27,721          75,667          72,842

 The accompanying notes are an integral part of these consolidated statements.


           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                    PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

 For further information, see Portland General's and PGE's reports on Form 10-K for the year ended December 31, 1995.

                              NONUTILITY


 ROGER G. SEGAL, AS THE CHAPTER 11 TRUSTEE FOR BONNEVILLE  PACIFIC  CORPORATION
 V. PORTLAND GENERAL CORPORATION, PORTLAND GENERAL HOLDINGS, INC. ET AL, U.S. DISTRICT COURT FOR THE DISTRICT OF UTAH
  and PORTLAND GENERAL HOLDINGS, INC. V. THE BONNEVILLE GROUP AND RAYMOND L. HIXSON, THIRD JUDICIAL DISTRICT COURT FOR SALT LAKE COUNTY

 On October 7, 1996 the bankruptcy court approved the settlement entered into by Portland General and Portland General Holdings (collectively referred to as
  Portland General) with the Bonneville Pacific Corporation's (Bonneville) bankruptcy trustee (Trustee). Pursuant to the settlement, Bonneville and its estate will release all claims and causes of action, including those asserted in the Trustee's civil action against Portland General and its current and former officers and directors. In exchange, Portland General will release any and all claims against Bonneville, its estate and related entities and individuals relating to its equity investment in and loans to Bonneville except that Portland General will retain ownership of 2 million shares of common stock of Bonneville. For further information regarding the settlement see Portland General's report on Form 8-K dated August 23, 1996.


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a.  Exhibits

      NUMBER     EXHIBIT                                              PGC   PGE

        10       Portland General Corporation Management
                 Deferred Compensation Plan, 1996 Restatement,
                 Amendment No. 1, dated October 18, 1996,
                 filed herewith                                        X     X

                 Portland General Corporation Outside Directors'
                 Life Insurance Benefit Plan, 1996 Restatement
                 Amendment No. 1, dated October 22, 1996,
                 filed herewith                                        X     X

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                    PART II.  OTHER INFORMATION


      NUMBER     EXHIBIT                                              PGC   PGE

        10       Portland General Corporation Outside Directors'
                 Deferred Compensation Plan, 1996 Restatement
                 Amendment No. 1, dated October 18, 1996,
                 filed herewith                                        X     X

                 Portland General Corporation Senior Officers'
                 Life Insurance Benefit Plan, 1996 Restatement,
                 Amendment No. 1, dated October 22, 1996,
                 filed herewith                                        X     X

        27       Financial Data Schedule - UT                          X     X
                 (Electronic Filing Only)

b.  Reports on Form 8-K

    August 23, 1996    - Item 5.  Other Events:  Litigation Settlement between
                         PGC and Bonneville Pacific trustee.

    September 6, 1996  - Item 5.  Other Events:  OPUC's response to PGE's rate proposal.

    September 11, 1996 - Item 5.  Other  Events:   Postponement of settlement
                         discussions on rate proposal.

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


                          PORTLAND GENERAL CORPORATION
                          PORTLAND GENERAL ELECTRIC COMPANY
                                               (Registrants)


 October 24, 1996         By         /S/ JOSEPH M. HIRKO
                                        Joseph M. Hirko
                                    Sr. Vice President and
                                    Chief Financial Officer