Form 10-K
period 1996-12-31
PORTLAND GENERAL ELECTRIC CO /OR/; PORTLAND GENERAL CORP /OR
filed 1997-03-06
CIK 784977, 79636

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-K

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended DECEMBER 31, 1996





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

  Portland General Electric Company,
       7.75% Series, Cumulative Preferred Stock, no par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes   X      No ______.

The aggregate market value of Portland General Corporation voting stock held by non-affiliates of the registrant as of February 28, 1997 (based on the last sales price on the New York Stock Exchange as of such date) was $2 billion.

The number of shares outstanding of the registrants' common stocks as of February 28, 1997 was:
                       Portland General Corporation               51,391,536
                       Portland General Electric Company          42,758,877
                         (owned by Portland General Corporation)


                      DOCUMENT INCORPORATED BY REFERENCE

The information required to be included in Part III hereof is incorporated by reference from Portland General Corporation's definitive proxy statement to be filed on or about May 27, 1997.

                                  DEFINITIONS


The following abbreviations or acronyms used in the text and notes are defined below:


Abbreviations
 OR ACRONYMS                        TERM
Beaver..............................Beaver Combustion Turbine Plant
Bethel..............................Bethel Combustion Turbine Plant
Boardman............................Boardman Coal Plant
Bonneville Pacific..................Bonneville Pacific Corporation
BPA.................................Bonneville Power Administration
Centralia...........................Centralia Coal Plant
COB.................................California/Oregon Border
Colstrip............................Colstrip Units 3 and 4 Coal Plant
Coyote Springs......................Coyote Springs Generation Plant
CUB.................................Citizen's Utility Board
CWL.................................Columbia Willamette Leasing, Inc.
DEQ.................................Oregon Department of Environmental Quality
EFSC................................Oregon Energy Facility Siting Counsel
Enron...............................Enron Corp
EPA.................................Environmental Protection Agency
FASB................................Financial Accounting Standards Board
FERC................................Federal Energy Regulatory Commission
Financial Statements................Refers to Financial Statements of Portland General
                                    included in Part II, Item 8 of this report.
Holdings............................Portland General Holdings, Inc.
Intertie............................Pacific  Northwest  Intertie   Transmission Line
IOUs................................Investor-Owned Utilities
IRS.................................Internal Revenue Service
kWh.................................Kilowatt-Hour
MMBtu...............................Million British thermal units
MW..................................Megawatt
MWa.................................Average megawatts
MWh.................................Megawatt-hour
NRC.................................Nuclear Regulatory Commission
NYMEX...............................New York Mercantile Exchange
OPUC or the Commission..............Oregon Public Utility Commission
Portland General or PGC.............Portland General Corporation
PGE or the Company..................Portland General Electric Company
PUD.................................Public Utility District
Regional Power Act..................Pacific Northwest Electric Power Planning
                                    and Conservation Act
SFAS................................Statement of Financial Accounting Standards
                                    issued by the FASB
WPPSS or Supply System..............Washington Public Power Supply System
Trojan..............................Trojan Nuclear Plant
Tule................................Tule Hub Services Company
USDOE...............................United States Department of Energy
WAPA................................Western Area Power Authority
WNP-3...............................Washington Public Power Supply System  Unit 3
                                    Nuclear Project
WSCC................................Western Systems Coordinating Council


                              TABLE OF CONTENTS
                                                                          PAGE

Definitions................................................................. 3

PART I
      Item 1.  Business..................................................... 5
                 Portland General Corporation............................... 5
                 Portland General Electric Company.......................... 5
                 Portland General Holdings, Inc............................ 16

      Item 2.  Properties.................................................. 17

      Item 3.  Legal Proceedings........................................... 19

      Item 4.  Submission of Matters to a Vote of Security
               Holders..................................................... 20

               Executive Officers of the Registrant........................ 21

PART II
      Item 5.  Market for Registrant's Common Equity and
               Related Stockholder Matters................................. 22

      Item 6.  Selected Financial Data..................................... 23

      Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 24

      Item 8.  Financial Statements and Supplementary Data................. 35

      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................... 55

PART III
      Item 10. Directors and Executive Officers of the Registrant.......... 55

      Item 11. Executive Compensation...................................... 55

      Item 12. Security Ownership of Certain Beneficial Owners
               and Management.............................................. 55

      Item 13. Certain Relationships and Related Transactions.............  55

PART IV
      Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K......................................... 55

Signatures................................................................. 57

Exhibit Index.............................................................. 59

Appendix - PGE Financial Information....................................... 65

                                    PART I



ITEM 1. BUSINESS



PORTLAND GENERAL CORPORATION - HOLDING COMPANY

                                    GENERAL

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

As of December 31, 1996, Portland General and its subsidiaries had 2,649 employees compared to 2,562 and 2,536 at December 31, 1995 and 1994, respectively.


                                PROPOSED MERGER

During 1996 Portland General entered into an Amended and Restated Agreement and Plan of Merger (Merger Agreement) with Enron Corp (Enron) and Enron Oregon Corp. (New Enron), a wholly-owned subsidiary of Enron. Under the terms of the Merger Agreement Portland General will merge into New Enron (Merger) and each share of the common stock of Portland General will be converted into one share of the common stock of New Enron. Immediately prior to the consummation of the Merger, Enron will merge into New Enron for the purpose of reincorporating Enron in Oregon (Reincorporation Merger). The Merger Agreement provides that if certain regulatory reforms are enacted, the structure of the transaction contemplated by the Merger Agreement will be revised to eliminate the Reincorporation
Merger.   The Merger has been approved by both companies'  boards  of
directors, shareholders, and the FERC.   However,  before  the  Merger  can be
completed, approvals and consents must be obtained from the NRC and the OPUC (see Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations).

PORTLAND GENERAL ELECTRIC COMPANY - ELECTRIC UTILITY

                                    GENERAL

PGE, incorporated in 1930, is an electric utility engaged in the generation, purchase, transmission, distribution, and sale of electricity in the State of Oregon. PGE also sells energy to wholesale customers throughout the western United States. PGE's Oregon service area is 3,170 square miles, including 54 incorporated cities of which Portland and Salem are the largest, within a state-approved service area allocation of 4,070 square miles. PGE estimates that at the end of 1996 its service-area population was approximately
1.4 million, constituting approximately 44% of the state's population. At December 31, 1996 PGE served approximately 668,000 customers.

As of December 31, 1996, PGE had 2,587 employees. This compares to 2,533 and 2,502 PGE employees at December 31, 1995 and 1994, respectively.

                              OPERATING REVENUES

PGE serves a diverse retail customer base. Residential customers constitute the largest customer class and account for 40% of the retail demand and 44% of retail revenues. Residential demand is highly sensitive to the effects of weather. Commercial customers consume 39% and industrial customers 17% of retail revenues. Since 1994 commercial demand has grown by nearly 10%, making this the Company's most rapidly growing customer class. Despite a 20% increase in sales to high technology customers during 1996, industrial demand decreased nearly 3% in 1996 due to continued production cut backs by both paper manufacturers and metal fabricators. The commercial and industrial classes are not dominated by any single industry. While the 20 largest customers constitute 20% of retail demand, they represent 10 different industrial groups including paper manufacturing, high technology, metal fabrication, transportation equipment, and health services. No single customer represents more than 5% of PGE's retail load.

Wholesale revenues continue to make a significant contribution to Company revenues providing over 17% of total operating revenues for 1996. PGE actively markets wholesale power throughout the western United States and has more than tripled its level of sales since 1994. A majority of PGE's wholesale sales were to its traditional customers comprised of IOUs, federal agencies, municipalities and PUDs. However, most of the Company's wholesale growth has come through sales to marketers and brokers, relatively new entrants to the increasingly competitive wholesale electric energy market. These sales are predominantly of a short-term nature.

Sustained revenue growth will be more challenging in future periods. During 1996 PGE worked with the OPUC staff and other interested parties to develop a plan that addressed significant savings resulting from lower natural gas and purchased power prices. This resulted in a $55 million annual rate reduction effective December 1, 1996. Also, in a move to position for the future, PGE has launched several experimental programs that allow certain of its largest customers to acquire electricity at market based prices. These programs resulted in annual rate reductions of $15 million.

As the electric utility industry moves toward deregulation retail customers will ultimately have the ability to purchase energy from any electric utility or power supplier. Consequently PGE will have to compete with other energy suppliers for customers within its traditionally exclusive service territory. Increased competition is expected to result in lower prices and less revenue per customer.

While PGE's participation in the wholesale marketplace has resulted in significant increases in wholesale revenues, primarily from short-term transactions, these revenues are also vulnerable to industry changes. FERC mandated open access to transmission facilities, the advent of NYMEX electricity contracts, and the entrance of power marketers, brokers, and independent power producers has resulted in increased competition, reduced margins and increased risks associated with all transactions, especially the long-term ones.

PGE's operating revenues from customers peak during the winter season. The following table summarizes operating revenues and kWh sales for the years ended December 31:

                                        1996         1995       1994
Operating Revenues (thousands)
     Residential                        $  426,777   $379,485   $360,651
     Commercial                            345,646    335,607    315,156
     Industrial                            149,289    153,347    147,347
     Public Street Lighting                 11,108     11,311     11,205
         Tariff Revenues                   932,820    879,750    834,359
         Accrued (Collected) Revenues      (27,142)    (2,973)    10,644
     Retail                                905,678    876,777    845,003
     Wholesale                             193,726     94,967    105,911
     Other                                  10,427      9,884      8,041
         Total Operating Revenues       $1,109,831   $981,628   $958,955
Kilowatt-Hours Sold (millions)
     Residential                             7,073      6,622      6,704
     Commercial                              6,475      6,285      6,142
     Industrial                              3,909      4,056      3,863
     Public Street Lighting                    102        102         93
        Retail                              17,559     17,065     16,802
        Wholesale                           10,188      3,383      2,701
           Total kWh Sold                   27,747     20,448     19,503


For additional information on year-to-year revenue trends, see Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  REGULATION

The OPUC, a three-member commission appointed by the Governor, approves PGE's retail rates and establishes conditions of utility service. The OPUC ensures that prices are fair and equitable and provides PGE an opportunity to earn a fair return on its investment. In addition, the OPUC regulates the issuance of securities and prescribes the system of accounts to be kept by Oregon utilities.

PGE is also subject to the jurisdiction of the FERC with regard to the transmission and sale of wholesale electric energy, licensing of hydroelectric projects and certain other matters.

Construction of new generating facilities requires a permit from EFSC.

The NRC regulates the licensing and decommissioning of nuclear power plants. In 1993 the NRC issued a possession-only license amendment to PGE's Trojan operating license and in early 1996 approved the Trojan Decommissioning Plan. Approval of the Trojan Decommissioning Plan by the NRC and EFSC has allowed PGE to commence decommissioning activities. Trojan will be subject to NRC regulation until Trojan is fully decommissioned, all nuclear fuel is removed from the site and the license is terminated. The Oregon Department of Energy also monitors Trojan.

                           OREGON REGULATORY MATTERS

INDUSTRY RESTRUCTURING
Historically the OPUC has approached the issues of retail competition on an informal, utility-by-utility basis, rather than through generic, broad-based proceedings. However, in June 1996 the OPUC began an investigation into restructuring the state's electric utility industry by meeting with state utility executives, customers, environmental advocates and other interested parties to discuss how competition in the generation of electric power could be introduced and when to allow customers access to competing power suppliers.

Four specific issues were the focus of subsequent meetings: how an electricity distribution company would operate and be regulated; how energy efficiency and other public purpose programs will be offered and funded in a restructured environment; what treatment is appropriate for utility investment in a generating plant that is no longer economic; and whether vertical integration of electrical utilities should be discouraged or prohibited. The OPUC has stated its intent to use these discussions to prepare itself for action on the competitive initiatives that can be implemented under its direct authority and to work with the legislature in assessing proposals for restructuring.

The staff of the OPUC has recommended that the commission open a proceeding to develop a policy for the treatment of transition costs for electric utilities. Transition or stranded costs are costs a utility would not recover in a fully competitive environment. The proposed issues to be discussed include: how should a utility's transition costs be determined; what portion of these costs should be recovered from customers; and what types of charges should be used for transition cost recovery. Discussions have begun on an informal basis to sort through issues and establish consensus before moving to a more formal process of written comments and a proposed order.

MARGINAL COST
In February 1997 the OPUC held a prehearing conference to establish a framework for investigating methods for estimating the marginal cost of service for electric utilities. Marginal costs are the cost of adding an additional customer to a utility system. This investigation was prompted by challenges from the CUB that current methods assign too much cost to the residential customer class. The OPUC anticipates adoption of an order in 1997. Specific marginal cost estimates and rate spread and rate decisions will be made in subsequent rate cases and other proceedings as needed.

Retail Price v. Inflation graph comparing
PGE retail price (cents per KWh) to Portland CPI:

                Retail Price          CPI

1987            4.93                  110.9
1988            4.77                  114.7
1989            4.69                  120.3
1990            4.57                  127.4
1991            4.69                  134
1992            4.79                  139.9
1993            4.86                  144.7
1994            4.97                  148.9
1995            5.16                  153.2
1996            5.31                  158.6

1996 RATE SETTLEMENT
During 1996 PGE worked with the OPUC staff and other interested parties to develop a plan for dealing with significant savings which resulted from lower natural gas and power purchase prices. This decision resulted in $55 million in annual rate reductions that began December 1, 1996. The rate reductions will result in an after tax earnings decrease of approximately $32 million for 1997. In addition, the order incorporated $15 million in rate reductions previously approved by the OPUC resulting in total 1997 rate reductions of $70 million.

TROJAN INVESTMENT RECOVERY
In April 1996 a circuit court judge in Marion County, Oregon found that the OPUC could not authorize PGE to collect a return on its undepreciated investment in Trojan contradicting a November 1994 ruling from the same court. The ruling was the result of an appeal of PGE's 1995 general rate order which granted PGE recovery of, and a return on, 87 percent of its remaining investment in Trojan.

The November 1994 ruling, by a different judge of the same court, upheld the Commission's 1993 Declaratory Ruling (DR-10). In DR-10 the OPUC ruled that PGE could recover and earn a return on its undepreciated Trojan investment, provided certain conditions were met. The Commission relied on a 1992 Oregon Department of Justice opinion issued by the Attorney General's office stating that the Commission had the authority to set prices including recovery of and return on investment in plant that is no longer in service.

The 1994 ruling was appealed to the Oregon Court of Appeals and stayed pending the appeal of the Commission's March 1995 order. Both PGE and the OPUC have separately appealed the April 1996 ruling which was combined with the appeal of the November 1994 ruling at the Oregon Court of Appeals.

For further information regarding the legal challenges to the OPUC's authority to grant recovery for PGE's Trojan investment see Item 3, Legal proceedings.

LEAST COST ENERGY PLANNING
In  August 1996 the OPUC acknowledged PGE's 1995-1997 Integrated Resource  Plan
(IRP). The OPUC adopted Least Cost Energy Planning for all energy utilities in Oregon with the goal of selecting the mix of options that yields an adequate and reliable supply of energy at the least cost to the utilities and customers. The 1995-1997 IRP reflects: the recognition that the geographic area PGE presently serves no longer defines its customer base; the accelerated pace of technological change; transition of a key fuel, natural gas, to a market commodity; and the development of a vibrant electricity marketplace. The IRP outlines a strategy which emphasizes: (1) the purchase of energy in the marketplace at competitive prices, (2) acquisition of energy efficiency at reduced levels while maintaining market presence and capability for possible future increases when justified, (3) economical use of existing assets and (4) the use of other supply-side actions, including acquisition of renewable resources.

RESIDENTIAL EXCHANGE PROGRAM
The Regional Power Act (RPA), passed in 1980,  attempted  to  resolve growing power supply and cost inequities between customers of government and publicly owned utilities, who have priority access to the low-cost power from the federal hydroelectric system, and the customers of IOUs. The RPA created the residential exchange program which exists to ensure that all residential and farm customers in the region, the vast majority of which are served by IOUs, receive similar benefits from the publicly funded federal power system. Exchange program benefits are passed directly to residential and farm customers. The exchange benefit for PGE residential and small farm customers totaled $58 million for calendar year 1996. In its 1996 rate case, the BPA initially proposed a $33 million annual reduction in the exchange benefit beginning
October 1, 1996.   However,
recent congressional  legislation  partially  restored  the RPA exchange benefit so
that the reduction was only $14 million for the BPA's 1997 fiscal year. The amount of future residential exchange benefits is among the subjects of current regional discussions regarding BPA's role in the region. PGE and the BPA have engaged in negotiations about the possibility of a BPA buy out and termination of the exchange program.

DECOUPLING
An experimental decoupling program adopted by the OPUC set monthly revenue targets associated with retail loads. To the extent weather-adjusted retail revenues exceeded or fell short of target revenues, PGE will refund or collect the difference from customers over an 18-month period. At the end of 1996 PGE's estimated liability to customers was $5 million. The program expired at the end of 1996.

ENERGY EFFICIENCY
PGE has promoted the efficient use of electricity for over two decades and has invested over $80 million in Demand Side Management (DSM) measures.

Current DSM programs provide a range of services to all classes of PGE customers. These programs seek to capitalize on windows of opportunity in which DSM measures are most cost-effective, such as new residential and commercial construction, and the replacement and renovation markets. PGE continues to provide a weatherization program for eligible low-income families.

PGE recognizes the value of and remains committed to encouraging the efficient use of energy. With the prospect of increased competition and customer choice, PGE is focusing its DSM programs more toward customer needs and wants. PGE is also focusing on developing a regional solution to funding and delivering energy efficiency in a competitive environment.

BONDABLE CONSERVATION INVESTMENT
In late 1996, the OPUC designated $81 million of PGE's energy efficiency investment as Bondable Conservation Investment, pursuant to recent Oregon legislation, and authorized the issuance of conservation bonds collateralized
by an OPUC assured future revenue stream. Subsequently, PGE issued a 10 year conservation bond which is expected to provide an estimated $21 million in present value savings to customers while granting PGE immediate recovery of its
energy  efficiency  program   expenditures.  The OPUC assured future  revenues
collected  from
customers will pay the debt service obligations on the bond.


                           COMPETITION AND MARKETING

GENERAL
Recent progress toward greater customer choice and direct access to customers by all competitors has been dramatic and underscores the theme of competition and prospective deregulation in the electric utility industry. The National Energy Policy Act of 1992 (Energy Act) granted the FERC authority to order wholesale wheeling between utilities. In 1996 the FERC issued Order 888 requiring non-discriminatory open access transmission by all public utilities that own interstate transmission. The Energy Act reserved the right to order true "retail wheeling" to the individual states. Retail wheeling is the movement of electric energy produced and sold by another entity over an electric utility's transmission and distribution system to a retail customer in the utility's service territory. Retail wheeling would permit retail customers to purchase electric capacity and energy from any electric utility or power supplier. In 1996 the OPUC began an investigation into restructuring the state's electric utility industry by meeting with state utility executives, customers, environmental advocates and other interested parties. The Governor of Oregon has issued objectives for restructuring and it is expected that several bills proposing retail competition will be introduced during the 1997 Oregon Legislative session.


RETAIL COMPETITION AND MARKETING
PGE operates within a state-approved service area and under current regulation is substantially free from direct retail competition with other electric utilities. PGE's competitors within its Oregon service territory include other fuel suppliers, such as the local natural gas company, which compete with PGE for the residential and commercial space and water heating market. In addition there is the potential of a loss of PGE service territory to the creation of public utility districts by voters. In the near term much of the Company's business is likely to remain regulated with progress toward increased retail competition taking place in stages. For example, basic residential electric service is likely to remain regulated with competition introduced slowly, while industrial service may see the rapid development of competition. Deregulation of other industries such as telecommunications has led to a host of new suppliers, products and services. The same is expected for the electric industry as more and more groups of customers will have increasing degrees of choice and alternative suppliers from whom to purchase.

Increased competition presents both a threat and an opportunity. Portland General is preparing to meet varying levels of competition from traditional and non-traditional sources in the various retail markets within PGE's service territory as well as throughout the western United States. Much of Portland General's growth potential may no longer be limited by service territory boundaries or activities traditionally subject to regulation. Portland General has begun to look beyond traditional boundaries for opportunities to serve customers with energy related products and services allowable in the current regulated markets and the emerging unregulated markets. For example, Portland General, through a wholly-owned non-regulated subsidiary was recently selected to be the City of Palm Springs new energy services partner in a strategic alliance designed to help the city develop a municipal utility.

PGE  will  continue  to deliver quality electric  service
within the core  markets  that  make  up  PGE's  current service territory by  focusing  on
traditional values like reliability, cost management, resource acquisition, effective energy efficiency services, safe operations and responsive customer-oriented service. In addition, Portland General, through PGE and new non-regulated subsidiaries, will continue to develop and provide an array of products and services to PGE's existing and prospective customers. This includes power quality-related services and lighting maintenance; power services, such as load following and system control; utility services, such as automated billing services and outage management; and retail services, such as power quality and time-of-day rates.

PGE has implemented several experimental tariff schedules during the past two years that have allowed certain of its larger customers to acquire electricity at market based prices. Eligible customers have the opportunity to purchase energy at prices that reflect actual market conditions. The tariffs are presently limited to a combined 250 MW of participating customer load or 12% of total PGE retail load.

PGE is evaluating a power delivery service tariff which, if approved by the OPUC, will allow large industrial and commercial customers to purchase a portion of their electricity needs from any provider.

In November  1996  Portland General and Enron committed to submit to the OPUC within 60 days of the Merger completion, a plan to open PGE's service area to
competition.   The plan will  allow  residential,  commercial  and  industrial customers to choose their energy provider and will include a proposal to separate PGE generating facilities from its transmission and distribution system. In addition, this plan will include a proposal for the treatment of transition or stranded costs. This action will position the generating side of the organization to compete more effectively in an open marketplace, and will allow the distribution side to focus on customer service.

WHOLESALE COMPETITION AND MARKETING
During the last few years, the western United States has become a vibrant marketplace for the trading of electricity in which PGE has been an active
participant.   Wholesale sales continue to contribute  to
Company revenues.   During  1996  PGE's  wholesale revenues increased 104% over
1995 levels with wholesale activities accounting for 18% of total revenues and 37% of total sales.
The advent of NYMEX electricity contracts and broker markets has increased price discovery. This, along with the entrance of numerous power marketers, brokers, and independent power producers has reduced margins significantly and increased risks. During 1996, the average price of PGE's wholesale sales decreased 33%.

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

PGE, along with a number of other public and private Northwest utilities and the BPA have signed a memorandum of understanding to create an independent transmission grid operator (IndeGo). Under the agreement, IndeGo would assume responsibility for day to day operation of main transmission lines which are directly owned by the various parties. The parties would maintain ownership of the lines, as well as responsibility for repair and upgrades.

                                 POWER SUPPLY

Growth within PGE's service territory as well as its aggressive wholesale marketing plans have underscored the Company's need for sources of reliable, low-cost energy supplies. The demand for energy within PGE's service territory has experienced an average annual growth rate of approximately 2.5% over the last 10 years. Wholesale demand has experienced significant increases. In 1996 alone PGE's wholesale sales increased by over 200%. PGE has relied increasingly on short-term purchases to supplement its existing base of generating resource and long-term power contracts to meet its energy needs. Short-term purchases include spot market, or secondary, purchases as well as firm purchases for periods less than one year in duration. The availability of short-term firm purchase agreements and PGE's ability to renew these contracts on a month by month basis has enabled PGE to minimize risk and enhance its ability to provide reliable low cost energy to retail customers. The emergence of NYMEX electricity futures contracts and open transmission are expected to place competitive pressures on the price of short-term power as well as enhance its availability. Northwest hydro conditions also have a significant impact on regional power supply. Plentiful water conditions can lead to surplus power and the economic displacement of more expensive thermal generation.

GENERATING CAPABILITY
PGE's existing hydroelectric, coal-fired and gas-fired plants are important resources for the Company, providing 2,119 MW of generating capability (see Item 2., Properties, for a full listing of PGE's generating facilities). PGE's lowest-cost producers are its eight hydroelectric projects on the Clackamas, Sandy, Deschutes, and Willamette rivers in Oregon. In 1996 generation from PGE's hydroelectric facilities met 9% of the Company's total load. These facilities, operate under federal licenses, which will be up for renewal between the years 2001 and 2006.

PURCHASED POWER
PGE has long-term power contracts with four hydro projects on the mid-Columbia River which provide PGE with 590 MW of firm capacity. PGE also has firm contracts, ranging in term from one to 30 years, to purchase 675 MW, primarily hydro-generated, from other Pacific Northwest utilities. In addition, PGE has long-term exchange contracts with summer-peaking Southwest utilities to help meet its winter-peaking requirements. These resources, along with short-term contracts, provide PGE with sufficient firm capacity to serve its peak loads.

January reserve margin for WSCC region
available capability less peak load (megawatts & percent)

                MEGAWATTS             PERCENT

1992            34,689                35.2
1993            22,997                21.7
1994            31,033                31.0
1995            28,693                28.8
1996            31,125                29.3
1997            27,490                27.4
1998            29,671                28.1
1999            29,234                27.6
2000            28,500                26.3
2001            25,340                24.3

SYSTEM RELIABILITY AND THE WSCC
PGE relies on wholesale market purchases within the WSCC in conjunction with its base of generating resources to supply its resource needs and maintain system reliability. The WSCC is geographically the largest of the nine regional electric reliability councils. The WSCC performs an essential role in developing and monitoring established reliability criteria guides and procedures to ensure continued reliability of the electric system. During the last few years, the area covered by WSCC has become a dynamic marketplace for the trading of electricity. This area, which includes 11 Western states, is very diverse in climates. Peak loads occur at different times of the year in the different regions within the WSCC area. Energy loads in the Southwest peak in summer due to air conditioning; northern loads peak during winter heating months. Further, according to WSCC forecasts, the nearly 80 electric organizations participating in the WSCC, which include utilities, independent power producers and transmission utilities, have sufficient generating capacity to cover loads 25% to 30% greater than anticipated peak loads for each month of the year beyond the year 2000, even assuming adverse water conditions.
Favorable water conditions have the ability to further increase energy supplies.

This generating capacity and the resultant wholesale power in the WSCC has made the traditional utility reserve margin less relevant. The need for an individual utility to maintain a reserve margin of 20% or higher in order to assure that it has the capacity to meet, without interruption, customer peak energy needs is no longer necessary.

TRADING FLOOR OPERATIONS
PGE's  trading   floor  operation integrates  the  Company's  wholesale
trading, fuels, energy supply, power operations and price risk management functions. The trading floor activities seek to enhance PGE's low-cost supply of energy to meet retail and wholesale loads.

1996 Actual Power Sources pie chart:
(megawatt hours)

Combustion Turbines: 7% (1,864,000)
PGE Hydro: 9% (2,702,000)
Coal:  9% (2,657,000)
Purchased Power: 75% (21,813,000)

1997 Forecasted Power Sources pie chart:
(megawatt hours)

PGE Hydro:  9% (3,048,000)
Coal: 9% (3,390,000)
Combustion Turbines: 7% (2,330,000)
Purchased Power: 73% (23,889,000)

YEAR IN REVIEW
PGE generated 25% of its load requirements in 1996 compared with 36% in 1995. Firm and secondary purchases met the remaining load. Low gas prices, increased competition, and abundant hydro power resulting from above average precipitation in the Columbia River basin contributed to the availability of inexpensive power and the economic displacement of more expensive thermal generation.

During 1996, PGE's  peak  load  was  3,888  MW,  of  which  49% was met through
economical  short-term  purchases.   PGE's  firm  resource capacity,  including
short-term purchase agreements totaled approximately 4,759 MW as of December 31, 1996.

1997 OUTLOOK
The early predictions of water conditions indicate they will be above normal in 1997 but not quite as favorable as those experienced in 1996. Efforts to restore salmon runs on the Columbia and Snake rivers may reduce hydro generation which would adversely affect the supply and price of purchased power.

RESTORATION OF SALMON RUNS
Several species of salmon found in the Snake River, a major tributary of the Columbia River, have been granted protection under the Federal Endangered Species Act (ESA). In an effort to help restore these fish, the federal government has reduced the amount of water allowed to flow through the turbines at the hydro electric dams on the Snake and Columbia River while the young salmon are migrating to the ocean. This has resulted in reduced amounts of electricity generated at the dams. Favorable hydro conditions helped mitigate the affect of these actions in 1996. Similar conditions are expected in 1997. If this practice is continued in future years it could mean less water available in the fall and winter for generation when demand for electricity in the Pacific Northwest is highest. Although PGE does not own any hydroelectric facilities on the Columbia and Snake rivers, it does buy large amounts of energy from the agencies which do.

Several other species of salmon have been proposed for protection under the ESA. Actions taken to protect these species will not be in affect for several years. It is unclear how these potential ESA listings will impact future hydro operations.

PGE's hydroelectric projects are located on rivers with depressed but not endangered salmon runs. PGE biologists are working with state and federal natural resource agencies to ensure PGE's hydro operations are compatible with the survival and enhancement of these populations of salmon. PGE does not expect that any actions will be taken that will have an adverse impact on PGE hydro operations in the foreseeable future.

                                  FUEL SUPPLY

PGE manages its fuel supply contracts as part of its trading floor operations. Fuel supply contracts are negotiated to support annual planned plant operations. Flexibility in contract terms is sought to allow for the most economic dispatch of PGE's thermal resources in conjunction with the current market price of wholesale power.

COAL

BOARDMAN
PGE has an agreement to purchase coal for Boardman through the year 2000. The agreement does not require a minimum amount of coal to be purchased, allowing PGE to obtain coal from other sources. During 1996 PGE did not take deliveries under this contract but purchased coal under favorable short-term agreements. Coal purchases in 1996 contained less than 0.4% of sulfur by weight and emitted less than the EPA allowable limit of 1.2 pounds of sulfur dioxide per MMBtu when burned. The coal, from surface mining operations in Montana and Wyoming, was subject to federal, state and local regulations. Coal is delivered to Boardman by rail under a contract which expires in 2002.

COLSTRIP
Coal for Colstrip Units 3 and 4, located in southeastern Montana, is provided under contract with Western Energy Company, a wholly owned subsidiary of Montana Power Company. The contract provides that the coal delivered will not exceed a maximum sulfur content of 1.5% by weight. The Colstrip plant has sulfur dioxide removal equipment to allow operation in compliance with EPA's source-performance emission standards.

CENTRALIA
Coal for Centralia Units 1 and 2, located in Southwestern Washington, is provided under contract with PacifiCorp doing business as PacifiCorp Electric Operations. Most of Centralia's coal requirements are expected to be provided under this contract for the foreseeable future.


                                SULFUR            TYPE OF POLLUTION
PLANT                           CONTENT           CONTROL EQUIPMENT
Boardman, OR                    0.3%              Electrostatic precipitators
Centralia, WA                   0.7%              Electrostatic precipitators
Colstrip, MT                    0.7%              Scrubbers and precipitators


NATURAL GAS

In addition to the agreements discussed below, the Company utilizes short-term and spot market purchases to secure transportation capacity and gas supplies sufficient to fuel plant operations.

BEAVER
PGE owns 90% of the Kelso-Beaver Pipeline which directly connects its Beaver generating station to Northwest Pipeline, an interstate gas pipeline operating between British Columbia and New Mexico. During 1996, PGE had access to 76,000 MMBtu/day of firm transportation capacity, enough to operate Beaver at a 70% load factor.

COYOTE SPRINGS
The  Coyote  Springs  generating  station  utilizes  41,000  MMBtu/day  of firm transportation on three interconnected pipeline systems accessing the gas fields in Alberta, Canada. Coyote Spring's two-year gas supply  contracts  expire  in  October 1997.  Gas supplies and transportation capacity are sufficient to fully fuel Coyote Springs. Minimum purchase requirements represent 75% of the plant's capacity.

                             ENVIRONMENTAL MATTERS

PGE  operates  in  a  state recognized  for  environmental  leadership.   PGE's
environmental stewardship policy emphasizes minimizing waste in its operations, minimizing environmental risk and promoting energy efficiency.

ENVIRONMENTAL REGULATION
PGE's current and historical operations are subject to a wide range of environmental protection laws covering air and water quality, noise, waste disposal, and other environmental issues. PGE is also subject to the Federal Rivers and Harbors Act of 1899 and similar Oregon laws under which it must obtain permits from the U.S. Army Corps of Engineers or the Oregon Division of State Lands to construct facilities or perform activities in navigable waters of the State. The EPA regulates the proper use, transportation, cleanup and disposal of polychlorinated biphenyls (PCBs). State agencies or departments which have direct jurisdiction over environmental matters include the Environmental Quality Commission, the DEQ, the Oregon Department of Energy and EFSC. Environmental matters regulated by these agencies include the siting and operation of generating facilities and the accumulation, cleanup and disposal of toxic and hazardous wastes.

ENVIRONMENTAL CLEANUP
PGE is involved with others in the environmental clean-up of PCB contaminants at various sites as a potentially responsible party (PRP). The cleanup effort is considered complete at several sites which are awaiting consent orders from the appropriate regulatory agencies. These and future cleanup costs are not expected to be material.

AIR/WATER QUALITY
The Clean Air Act (Act) requires significant reductions in emissions of sulfur dioxide, nitrogen oxide and other contaminants over the next several years. Coal-fired plant operations will be affected by these emission limitations. State governments are also charged with monitoring and administering certain portions of the Act. Each state is required to set guidelines that at least equal the federal standards.

Boardman was assigned sufficient emission allowances by the EPA to operate after the year 2000 at a 60% to 67% capacity factor without having to further reduce emissions. If needed PGE will purchase additional allowances to meet excess capacity needs. Centralia will be required to reduce emissions by the year 2000. The owner-operator utility has recommended the installation of scrubbers. It is not anticipated that Colstrip will be required to reduce emissions because it utilizes scrubbers. However, future legislation, if adopted, could affect plant operations and increase operating costs or reduce coal-fired capacity.

Boardman's air contaminant discharge permit, issued by the DEQ, has no limitations on power production. This permit expires in the year 2001. The water pollution control facilities permit for Boardman expired in May 1991. The DEQ is processing the permit application and renewal is expected. In the interim, Boardman is permitted to continue operating under the terms of the original permit.

DEQ air contaminant discharge permits for the combustion turbine generators at Bethel expired in 1995 and were replaced by new federal permits. Bethel was one of the first plants in the nation to successfully pass the more rigorous federal permitting process. DEQ still limits night operations of Bethel to one unit due to noise considerations. Maximum plant operations are allowed during the day. The combustion turbines are allowed to operate on either natural gas or oil.

PGE is no longer accepting oil shipments by river for its Beaver plant in order to eliminate the risk of an oil spill into the Columbia River. Instead, the rail off-loading facility has been upgraded. This plant is normally fired by natural gas, and only small amounts of oil are used.

PORTLAND GENERAL HOLDINGS, INC. - NONUTILITY BUSINESSES

                                    GENERAL

Holdings is a wholly owned subsidiary of Portland General and is the parent company of Portland General's subsidiaries engaged in leveraged leasing, administrative services for electric futures trading, telecommunications and non-regulated energy services. Holdings has provided organizational separation from PGE and financial flexibility and support for the operation of non-utility businesses. The assets and businesses of Holdings are primarily its investments in its subsidiaries.

                                    LEASING

COLUMBIA WILLAMETTE LEASING (CWL)
CWL acquires and leases capital equipment on a leveraged basis. During 1996, CWL made no new investments in leveraged leases. CWL's investment portfolio consists of six commercial aircraft, two container ships, approximately 5,500 containers, coal, tank, and hopper railroad cars, a truck assembly plant, an acid treatment facility, and a wood chipping facility, totaling $151 million of net investment. No new investments are expected or planned for the foreseeable future.

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

                                    OREGON

Generating facilities owned by PGE are set forth in the following table:

                                                                   PGE Net MW
                                                                   Capability
FACILITY                 Location               Fuel
WHOLLY OWNED:
  Faraday                Clackamas River        Hydro               44
  North Fork             Clackamas River        Hydro               54
  Oak Grove              Clackamas River        Hydro               44
  River Mill             Clackamas River        Hydro               23
  Pelton                 Deschutes River        Hydro              108
  Round Butte            Deschutes River        Hydro              300
  Bull Run               Sandy River            Hydro               22
  Sullivan               Willamette River       Hydro               16
  Beaver                 Clatskanie, OR         Gas/Oil            500
  Bethel                 Salem, OR              Gas/Oil            116
  Coyote Springs         Boardman, OR           Gas/Oil            241
                                                                                PGE
JOINTLY OWNED:                                                                  INTEREST
  Boardman               Boardman, OR           Coal               330  @       65.0%
  Centralia              Centralia, WA          Coal                33  @        2.5%
  Colstrip 3 & 4         Colstrip, MT           Coal               288  @       20.0%
  Trojan                 Rainier, OR            Nuclear              -  @       67.5%
                                                                 2,119


PGE holds licenses under the Federal Power Act for its hydroelectric generating plants. Five licenses expire during the years 2001 to 2006.  FERC requires that
a notice of intent to relicense these projects be filed approximately five years prior to expiration of the license. PGE is actively pursuing the renewal of these licenses. The State of Oregon also has licensed all or portions of five hydro plants. For further information see the Hydro Relicensing discussion in Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations.

Following the 1993 Trojan closure, PGE was granted a possession-only license amendment by the NRC. In early 1996 PGE received NRC approval of its Trojan decommissioning plan. See Note 12, Trojan Nuclear Plant, in the Notes to the Financial Statements for further information.

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

                                    UTILITY

SOUTHERN CALIFORNIA EDISON COMPANY V. PGE, U.S. DISTRICT COURT FOR THE DISTRICT OF OREGON

The settlement by PGE and SCE of this case has been approved by the FERC and the California Public Utility Commission and needs no further approvals.
The settlement terminates a long-term  contract  and  releases all
previous  claims  asserted in the legal dispute.   SCE's annual payments  under
the settlement will be $15 million from 1997 through 1999 and $32 million from 2000 through 2002.

UTILITY REFORM PROJECT V. OPUC, MULTNOMAH COUNTY CIRCUIT COURT

On February 18, 1992 the Utility Reform Project (URP) filed a complaint in Multnomah County Oregon Circuit Court asking the OPUC to set aside and rescind OPUC Order No. 91-1781 which authorized PGE a temporary rate increase to recover a portion of the excess power costs incurred during the 1991 Trojan outage. URP and the OPUC agreed to stay the case pending OPUC hearings on the OPUC order. On February 22, 1992 the
OPUC issued an order approving the rate increase. The case is currently under a stay. PGE has not intervened in this case. This case remains inactive.

COLUMBIA STEEL CASTING CO., INC. V. PGE, PACIFICORP, AND MYRON KATZ, NANCY RYLES AND RONALD EACHUS, NINTH CIRCUIT COURT OF APPEALS

On June 19, 1990 Columbia Steel filed a complaint for declaratory judgment, injunctive relief and damages in U.S. District Court for the District of Oregon contending that a 1972 territory allocation agreement between PGE and PacifiCorp, dba Pacific Power & Light Company (PP&L), which was subsequently approved by the OPUC and the City of Portland, does not give PGE the exclusive right to serve them nor does it allow PP&L to deny service to them. Columbia Steel is seeking an unspecified amount in damages amounting to three times the excess power costs paid over a 10 year period.

On July 3, 1991 the Court ruled that the Agreement did not allocate customers for the provision of exclusive services and that the 1972 order of the OPUC approving the Agreement did not order the allocation of territories and customers. Subsequently, on August 19, 1993 the Court ruled that Columbia Steel was entitled to receive from PGE approximately $1.4 million in damages which represented the additional costs incurred by Columbia Steel for electric service from July 1990 to July 1991, trebled, plus costs and attorney's fees.

PGE appealed to the U.S. Court of Appeals for the Ninth Circuit which, on July 20, 1995, issued an opinion in favor of PGE, reversing the judgment and
ordering  judgment  to  be entered in favor of PGE.   Columbia  Steel
filed  a
petition for reconsideration and on December 27, 1996 , the Ninth Circuit Court of Appeals reversed its earlier decision, ruling in favor of Columbia Steel. The case has been remanded to the US District Court for a new determination of damages for service rendered from early 1989 to July 1991.
PGE has asked for reconsideration by the Ninth Circuit.

CITIZEN'S UTILITY BOARD OF OREGON V. PUBLIC UTILITY COMMISSION OF OREGON AND UTILITY REFORM PROJECT AND COLLEEN O'NEIL V. PUBLIC UTILITY COMMISSION OF OREGON, MARION COUNTY OREGON CIRCUIT COURT

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

In PGE's 1995 general rate case, the OPUC issued an order granting PGE full recovery of Trojan Decommissioning costs and 87% of its remaining investment in the plant. The URP filed an appeal of the OPUC's order. URP alleges that the OPUC lacks authority to allow PGE to recover Trojan costs through its rates. The complaint seeks to remand the case back to the OPUC and have all costs related to Trojan immediately removed from PGE's rates.

The CUB also filed an appeal challenging the portion of the OPUC's order issued in PGE's 1995 general rate case that authorized PGE to recover a return on its remaining investment in Trojan. CUB alleges that the OPUC's decision is not based upon evidence received in the rate case, is not supported by substantial evidence in the record of the case, is based on an erroneous interpretation of law and is outside the scope of the OPUC's discretion, and otherwise violates constitutional or statutory provisions. CUB seeks to have the order modified, vacated, set aside or reversed.

On April 4, 1996 a circuit court judge in Marion County, Oregon rendered a decision that contradicted a November 1994 ruling from the same court. The 1996 decision found that the OPUC could not authorize PGE to collect a return on its undepreciated investment in Trojan currently in PGE's rate base. Both the 1994 and 1996 circuit court decisions have been appealed to the Oregon Court of Appeals where they have been consolidated.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At a special shareholder meeting on November 12, 1996 in Portland, Oregon the shareholders of Portland General's common stock voted to approve the transactions contemplated by the Merger Agreement between Portland General, Enron Corp, and Enron Oregon Corp. The results of voting were as follows:

               FOR             AGAINST     ABSTAIN
               39,250,549      716,681     505,289

EXECUTIVE OFFICERS OF PORTLAND GENERAL CORPORATION AND PORTLAND GENERAL ELECTRIC (*)


NAME                              AGE   BUSINESS EXPERIENCE

PGC/PGE

Ken L. Harrison                   54    Appointed to current position of
 Chairman of the Board, Chief           Chairman of the Board and Chief
 Executive Officer                      Executive Officer on December 1, 1988
 President                              and President of Portland General since
                                        August 4, 1992.  Served as President of
                                        Portland General Electric from June 1987
                                        until September 1989.  Reappointed
                                        President of PGE on January 1, 1996.

Alvin Alexanderson                49    Appointed to current position on
 Senior Vice President                  December 12, 1995.  Served as Vice
 General Counsel and Secretary          President, Rates and Regulatory Affairs
                                        from February 1991 until appointed to
                                        current position.  Previously served
                                        as President of Portland General
                                        Exchange from May 1988 until February
                                        1991.

David K. Carboneau                50    Appointed  to  current  position  on
 Vice President                         January  28, 1997.  Served as Vice
 Utility Service and                    President, Information Technology
 Telecommunications                     from January 1, 1996 until appointed
                                        to current position. Previously
                                        served as Vice President, Thermal
                                        and Power Operations from September
                                        1995 to January 1996.  Served as Vice
                                        President, Administration from October
                                        1992 to September 1995.  Served as Vice
                                        President, Information Resources from
                                        October 1989 to October 1992.  For four
                                        years prior to October 1989, served as
                                        an executive officer of PGE.

Joseph M. Hirko                   40    Appointed to Senior Vice President on
 Senior Vice President                  September 12,  1995.  Has served as
 Chief Financial Officer                Vice President-Finance, Chief Financial
                                        Officer and Chief Accounting Officer
                                        since December 1991.  Served as
                                        Treasurer beginning in June 1989.
                                        Served as Vice President,  Portland
                                        General Financial Services, Inc. from
                                        November 1985 until June 1989.

Donald F. Kielblock               55    Appointed to current position on October
 Vice President - PGC/PGE               4, 1989.  Previously served as General
 Human Resources                        Manager, Information Services of PGE
                                        until appointed to current position.



PGE

Richard E. Dyer                   54    Appointed  to  current  position on
 Senior Vice President                  September 12, 1995.   Previously  served
 Power Supply                           as  Vice President and General Manager
                                        of Power Resources and Marketing from
                                        August 1994 until appointed to current
                                        position.  Served as Vice President, PGE
                                        Marketing and Supply from July 1991 to
                                        August 1994.  Served as PGC Vice
                                        President and Assistant to the Chairman
                                        of the Board from October 1990 until
                                        July 1991.

Peggy Y. Fowler                   45    Appointed to current position  on
 Executive Vice President               November 5, 1996.  Served as Senior Vice
 Chief Operating Officer                President,  Energy  Services  from
                                        September 1995 until appointed to
                                        current  position.  Served  as  Vice
                                        President, Distribution and Power
                                        Production  from January 1990 to
                                        September 1995.  Served as General
                                        Manager, Hydro Production and
                                        Transmission from September 1989 to
                                        January 1990.

Pamela Lesh                       40    Appointed to current position on
 Vice President                         November 5, 1996.  Served as Director of
 Rates and Regulatory Affairs           Marketing Strategy from May 1996 until
                                        appointed to current position.  Served
                                        as Director of Rates and Regulatory
                                        Affairs from January 1992 to May 1996.

Frederick D. Miller               55    Appointed to Senior Vice President on
 Senior Vice President                  November 5, 1996.  Served as Director of
 Public Affairs and Corporate           Executive Department, State of Oregon,
 Services                               from 1987 until appointed to Vice
                                        President, Public Affairs and Corporate
                                        Services on October 15, 1992.



(*)  Officers are listed as of January 31, 1997.   The  officers are elected to
serve for a term of one year or until their successors are elected and qualified.



                                   PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS



PORTLAND GENERAL CORPORATION

Portland General's common stock is publicly held and traded on the New York and Pacific Stock Exchanges. The table below reflects the dividends on Portland General's common stock and the stock price ranges as reported by THE WALL STREET JOURNAL for 1996 and 1995.

                             1996                           1995
QUARTER          1ST     2ND     3RD     4TH     1ST     2ND     3RD     4TH
High             31-1/2  30-7/8  38-5/8  44-3/4  20-7/8  23-1/4  25-3/4  29-1/4

Low              28-1/2  27-3/4  28      37-5/8  18-7/8  20-1/4  21-5/8  25-1/4

Closing price    30-3/4  30-7/8  38-3/8  42      20-7/8  22-3/8  25-5/8  29-1/8

Cash dividends
declared (cents) 32      32      32      32      30      30      30      30


The approximate number of shareholders of record as of December 31, l996 was 38,189.


PORTLAND GENERAL ELECTRIC COMPANY

PGE is a wholly owned subsidiary of Portland General. PGE's common stock is not publicly traded. Aggregate cash dividends declared on common stock were as follows (thousands of dollars):

                       QUARTER         1996           1995
                       First           $14,966        $11,545
                       Second           17,959         11,545
                       Third            56,014         13,682
                       Fourth           16,248         13,684

PGE is restricted, without prior OPUC approval, from making any dividend distributions to Portland General that would reduce PGE's common equity capital below 36% of total capitalization.

ITEM 6.     SELECTED FINANCIAL DATA



PORTLAND GENERAL CORPORATION

                                                FOR  THE  YEARS  ENDED DECEMBER 31
                               1996            1995            1994         1993         1992
                                       (thousands of dollars except per share amounts)
Operating Revenues             $1,111,816        $983,582        $959,409     $946,829     $883,266
Net Operating Income              224,559         195,576         154,296      158,181      163,500
Income from Continuing
 Operations                       129,536{1}       81,036{2}       93,058       89,118       89,623
Gain from Discontinued
 Operations{3}                          -               -           6,472            -            -
Net Income                       $129,536{1}     $ 81,036{2}     $ 99,530     $ 89,118     $ 89,623
Earnings per Average
 Common Share
  Continuing Operations            $ 2.53          $ 1.60          $ 1.86       $ 1.88       $ 1.93
  Discontinued Operations{3}            -               -             .13            -            -

                                   $ 2.53          $ 1.60          $ 1.99       $ 1.88       $ 1.93
Dividends Declared
 per Common Share                  $ 1.28          $ 1.20          $ 1.20       $ 1.20       $ 1.20

Total Assets                   $3,583,249      $3,448,017      $3,559,271   $3,449,328   $3,140,625
Long-Term Obligations{4}          963,042         930,556         885,814      912,994      937,938

PORTLAND GENERAL ELECTRIC COMPANY

                     FOR THE YEARS ENDED DECEMBER 31
                           1996            1995            1994         1993         1992
                                                  (thousands of dollars)
Operating Revenues         $1,109,831        $981,628        $958,955     $944,531     $880,098
Net Operating Income          224,746         195,186         153,208      154,200      160,037
Net Income                    155,915          92,787{2}      106,118       99,744      105,562

Total Assets               $3,398,212      $3,245,597      $3,354,151   $3,226,674   $2,920,980
Long-Term Obligations{4}      963,042         930,556         855,814      872,994      887,938


NOTES TO THE TABLES ABOVE:
1 Includes $18 million charge for merger costs
2 Includes a loss of $50 million from regulatory disallowances.
3 Reflects the results of discontinued real estate operations.
4 Includes long-term debt, preferred stock subject to mandatory redemption requirements and long-term capital lease obligations.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                    GENERAL

Portland General reported 1996 earnings of $130 million or $2.53 per share, compared to $81 million or $1.60 per share for 1995. 1996 results include $18 million of after-tax merger related costs. 1995 earnings include a $50 million after-tax charge to income related to the OPUC's rate orders disallowing certain deferred power costs and 13% of PGE's remaining investment in Trojan.

Excluding the effect of merger related costs and regulatory disallowances, income from continuing operations would have been $148 million and $131 million, respectively.

PGE ACCOUNTS FOR SUBSTANTIALLY ALL OF PORTLAND GENERAL'S ASSETS, REVENUES AND NET INCOME. THE FOLLOWING DISCUSSION FOCUSES ON PGE UTILITY OPERATIONS, UNLESS OTHERWISE NOTED.

Operating Revenue and Net Income (Loss) graph:
($ Millions):

                Operating             Net
                Revenue               Income

1992            883                   90
1993            947                   89
1994            959                   100
1995            984                   81
1996            1112                  130

PGE Electricity Sales graph:
(Billions of kWh)
1992            Residential           6.3
                Commercial            5.8
                Industrial            3.6
                Wholesale             2.7

1993            Residential           6.8
                Commercial            6.0
                Industrial            3.8
                Wholesale             1.6

1994            Residential           6.7
                Commercial            6.2
                Industrial            3.9
                Wholesale             2.7

1995            Residential           6.6
                Commercial            6.4
                Industrial            4.1
                Wholesale             3.3

1996            Residential           7.1
                Commercial            6.6
                Industrial            3.9
                Wholesale             10.2

1996 COMPARED TO 1995
Strong operating earnings reflected the benefits of low variable power costs due to optimal hydro conditions and a competitive wholesale market. Sales growth due to a growing retail customer base, along with favorable weather conditions contributed to new record peak loads for both the summer and winter periods.

Retail revenues exceeded the prior year by $29 million, largely due to rate increases accompanied by 3% higher energy sales. These increases were partially offset by revenue refund provisions for SAVE adjustments and certain state tax benefits.

  Favorable weather conditions contributed to higher energy sales in both residential and commercial classes. In January and February mean temperatures were colder than average by 2.6 and 4.5 degrees respectively, and temperatures in August and September were warmer than average by 3.1 and 3.2 degrees respectively.

Industrial loads declined 3.8% due to weak demand from paper manufacturers and metals fabricators despite benefiting from growth in the high-tech industries.

During 1996, PGE revenues decreased $20 million due to adjustments related to SAVE refund provisions, decoupling revenues and certain state tax benefits.

Wholesale  revenues  exceeded  1995  levels  by  $99  million due to aggressive
marketing  efforts.   Sales increased by 6.8 million MWh  over  1995,  however,
average sales prices decreased by  33%.

The price of variable power dropped 18% in 1996, averaging 13 mills versus 15.9 mills (10 mills = 1 cent) last year. Total costs increased only $23 million or 8%, despite a 36% rise in total Company energy requirements. Optimal hydro conditions brought steep reductions in the cost of secondary power, as well as the cost of firm power purchased from the mid-Columbia projects. Power purchases amounted to 75% of total PGE load in 1996 at an average cost of 13.9 mills compared to 18.3 mills in 1995.

PGE hydro projects generated 9% of the Company's energy needs, an 11% increase in production levels. PGE's thermal plants operated efficiently, and with the addition of Coyote Springs, average overall costs dropped to 6.1 mills from 8.0 mills in 1995. Excluding Coyote Springs, thermal plants generation was down 13% due to economic displacement early in the year.

                RESOURCE MIX/VARIABLE POWER COSTS

                                       Average Variable
                      Resource Mix     Power Cost (Mills/KWh)

                      1996   1995      1996   1995

Generation             25%    36%       6.1    8.0
Firm Purchases         62%    39%      14.6   22.7
Secondary Purchases    13%    25%      10.4   11.3
  Total               100%   100%      13.0   15.9


Operating expenses (excluding variable power, depreciation and income taxes) were $32 million or 12% higher than 1995. The increase is primarily due to additional costs associated with fixed natural gas transportation, storm related repair and maintenance projects and increased customer support. Incremental operating costs associated with Coyote Springs, which was placed in operation in late 1995, were offset by decreased costs at other thermal facilities resulting from economic displacement. Throughout the year PGE was able to economically dispatch or displace thermal generation in response to movements in the cost of short-term power and the availability of low-cost hydro power.

Depreciation and amortization increased $20 million, or 15%, due primarily to depreciation related to Coyote Springs.

Excluding regulatory disallowances of $50 million in 1995, other income declined $9 million due to a reduced return on regulatory assets and the absence of equity AFDC.

Interest charges are $7 million above 1995 due to reduced AFDC and higher levels of short-term debt. Preferred dividend requirements were down $7 million due to the retirement of nearly $80 million in preferred stock in 1995.

Operating Expenses graph:
($ Millions)

1992            Operating Costs       327
                Variable Power        222
                Depreciation           99

1993            Operating Costs       283
                Variable Power        311
                Depreciation          122

1994            Operating Costs       262
                Variable Power        347
                Depreciation          124

1995            Operating Costs       271
                Variable Power        294
                Depreciation          134

1996            Operating Costs       306
                Variable Power        317
                Depreciation          155

1995 COMPARED TO 1994
Strong operating earnings reflected the benefits of low variable power costs due to improved hydro conditions, lower natural gas prices and a competitive wholesale market. The Company also benefited from continued sales growth and a retail price increase.

Retail revenues increased $32 million, or nearly 4%, due largely to the Company's general rate increase and continued load growth. An average 5% general rate increase effective in 1995, coupled with a 263,000 MWh increase in energy sales, resulted in $45 million of additional revenue. An increase in retail customers of 14,600 and a continuing strong local economy resulted in weather-adjusted load growth of 2.8%. Industrial customers contributed the major portion of load growth for the year due to the recent expansion of high-technology and supporting industries in the region. Weather-adjusted load for residential customers increased 1.2% over 1994. Over 12,900 residential customers were added during 1995. Retail revenue increases were partially offset by warmer than normal weather during winter heating months which decreased residential demand for energy, and a decrease in accrued revenues, a result of fewer power cost deferrals and SAVE incentive revenues.

Wholesale sales contributed $95 million or approximately 10% of total operating revenues. The Company's aggressive marketing efforts resulted in a 25% increase in sales; however, revenues declined $11 million as average prices decreased 28%.

Variable power costs fell $54 million, or 15%, despite increased Company load as the average cost of power decreased from 19.1 to 15.9 mills (10 mills = 1 cent). Improved hydro conditions, mild weather, cheaper natural gas, and competition among suppliers all contributed to abundant and low-cost supplies of secondary energy in the region. Company hydro generation increased 20%, or 412,000 MWh, reflecting good water conditions on the Clackamas River system similar to those experienced throughout the West. Energy purchases were up 28% due to increased loads and economic displacement of thermal generation, while abundant supplies of energy drove secondary prices below 1994 levels. Secondary purchases averaged 11.3 mills, ranging from 1.8 to 28 mills, compared to an average 20.1 mills in 1994.

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

Depreciation increased $10 million, or 8%, largely due to higher depreciation rates effective with the Company's general rate increase. Income taxes increased $18 million primarily due to an increase in before- tax operating income. The Company benefited from a one-time state tax refund of approximately $4 million which contributed to a lower effective tax rate for the year.

The construction of Coyote Springs accounted for the increases in capitalized interest during each year, which partially offset a corresponding increase in interest expense. Income also includes a $5 million charge for increased charitable donations.


                                   CASH FLOW

Utility Capital Expenditures graph:
($ Millions)

1992            159
1993            149
1994            243
1995            232
1996            185

PORTLAND GENERAL CORPORATION
Portland General requires cash to pay dividends to its common shareholders, to provide funds to its subsidiaries, to meet debt service obligations and for day-to-day operations. Sources of cash are dividends from PGE, leasing rentals, short- and intermediate-term borrowings, and the sale of Portland General's common stock. In order to meet periodic liquidity and operational needs, Portland General maintains a $20 million one-year credit facility.

In February 1996 the Board of Directors approved an increase in PGC's quarterly dividend from $.30 to $.32 per share. This was the first change in Portland General's dividend since 1990.

Portland General received $103 million in dividends from PGE. In addition, Portland General received $3 million in proceeds from the issuance of new shares of common stock under its Dividend Reinvestment and Optional Cash Payment Plan (DRIP).

PORTLAND GENERAL ELECTRIC COMPANY
CASH PROVIDED BY OPERATIONS is used to meet the day-to-day cash requirements of PGE. Supplemental cash is obtained from external borrowings as needed.

PGE maintains varying levels of short-term debt, primarily in the form of commercial paper, which serve as the primary form of daily liquidity with 1996 balances ranging from $83 million to $251 million. PGE has committed borrowing facilities totaling $200 million which are used as backup for PGE's commercial paper facility.

A significant portion of cash provided by operations comes from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash. Improved cash flow for 1996 reflects a higher percentage of cash revenues combined with lower variable power costs.

INVESTING ACTIVITIES include generation, transmission and distribution facilities improvements, as well as energy efficiency programs. 1996 capital expenditures of $185 million were primarily for the expansion and upgrade of the transmission and distribution system. Annual capital expenditures are expected to be approximately $170 million over the next few years. The majority of anticipated capital expenditures are for improvements to the Company's expanding distribution system to support the addition of new customers.

The Company does not anticipate construction of new generating resources in the
foreseeable  future.   The  Company  will continue to  make  energy  efficiency
expenditures similar to 1996 levels.

FINANCING ACTIVITIES provide supplemental cash for day-to-day operations and capital requirements as needed. During 1996 both Standard & Poor's Investor Services (S&P) and Moody's Investor Services (Moody's) reviewed and upgraded PGE's debt ratings. S&P upgraded PGE's senior secured debt from A- to A, its unsecured debt from BBB+ to A-, and commercial paper from A2 to A1 with a Stable Outlook. Similarly Moody's upgraded the Company's debt ratings, raising PGE's secured debt from A3 to A2, unsecured debt from Baa1 to A3 and commercial paper from P2 to P1. The improved ratings, especially on short-term debt, should help lower the Company's future borrowing costs. During 1997 internal funding is expected to cover the Company's capital expenditures.

During 1996 the Company issued $170.6 million of long-term debt. The proceeds were used to retire $97.6 million in long-term debt and to pay down outstanding short-term debt.

Also in 1996 PGE redeemed the final 200,000 outstanding shares  of  its
8.10% preferred stock,  at  par.   The  $20  million redemption leaves only the
Company's 7.75% preferred stock outstanding which has sinking fund requirements beginning in 2002.

The issuance of additional First Mortage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of December 31, 1996, PGE had the capability to issue additional First Mortgage Bonds and preferred stock in amounts sufficient to meet its capital requirements.

FINANCIAL AND OPERATING OUTLOOK

PORTLAND GENERAL CORPORATION - HOLDING COMPANY

                                PROPOSED MERGER

GENERAL
During 1996 Portland General entered into an Amended and Restated Agreement and Plan of Merger (Merger Agreement) with Enron Corp (Enron) and Enron Oregon Corp. (New Enron), a wholly-owned subsidiary of Enron. Under the terms of the Merger Agreement Portland General will merge into New Enron (Merger) and each share of the common stock of Portland General will be converted into one share of the common stock of New Enron. Immediately prior to the consummation of the Merger, Enron will merge into New Enron for the purpose of reincorporating Enron in Oregon (Reincorporation Merger). The Merger Agreement provides that if certain regulatory reforms are enacted, the structure of the transaction contemplated by the Merger Agreement will be revised to eliminate the Reincorporation Merger. The Merger has been approved by both companies' boards of directors, shareholders, and the FERC. However, before the Merger can be completed, approvals and consents must be obtained from the NRC and the OPUC.

APPROVALS AND CONSENTS
OPUC - PGE is subject to the jurisdiction of the OPUC with respect to its electric utility operations. The approval of the OPUC is required for any transaction in which a person seeks to acquire the power to exercise any substantial influence over the policies and actions of a public utility subject to the OPUC's jurisdiction. Upon completion of the Merger, Enron will be the sole owner of PGE common stock. On August 30, 1996, Enron filed an application with the OPUC seeking approval of the Merger. The OPUC must approve the merger if they find that it will serve the customers of PGE in the public interest. In making that finding the OPUC may consider whether the change in ownership of PGE will impair the ability of the utility to provide adequate service at just and
reasonable  rates.   The  Staff  of  the  OPUC  issued  a
preliminary recommendation that the OPUC approve the merger application, subject to certain conditions. Portland General and Enron have entered into discussions with the Staff which are intended to settle differences over the proposed conditions. There is no assurance that the parties will reach agreement. An OPUC decision on the merger application was expected by the end of March 1997. However, there is no assurance that the OPUC will have rendered a decision by that time.

FERC - The FERC approved the Merger, without conditions, on February 26, 1997.

OTHER  -  Consent and approval  of the Merger is still pending before the NRC.

OPERATIONS AFTER THE BUSINESS COMBINATION
When the merger is complete, Portland General will cease to exist. PGE, Portland General's utility subsidiary will retain its name, most of its functions and maintain its principal corporate offices in Portland, Oregon. It will be a subsidiary of Enron, an integrated natural gas company headquartered in Houston, Texas. Essentially all of Enron's operations are conducted through its subsidiaries and affiliates which are principally engaged in the gathering, transportation and wholesale marketing of natural gas; the exploration and production of natural gas and crude oil; the production, purchase, transportation and marketing of natural gas liquids and refined petroleum products; the independent development, promotion, construction and operation of power plants, natural gas liquids facilities and pipelines; and the non-price regulated purchasing and marketing of energy related commitments.

ACCOUNTING TREATMENT
The Merger will be accounted for by Enron as a purchase for financial reporting purposes. PGE will continue to report its assets and liabilities at historical cost.

PORTLAND GENERAL ELECTRIC COMPANY - ELECTRIC UTILITY

COMPETITION
The Energy Policy Act of 1992 (Energy Act) set the stage for change in federal and state regulations aimed at increasing both wholesale and retail competition in the electric industry. The Energy Act eased restrictions on independent power production and granted authority to the FERC to mandate open access for the wholesale transmission of electricity.

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

In February 1997 PGE signed a long-term transmission agreement with Washington Water Power (WWP) under these new rules. WWP will receive 100 MW of firm transmission capacity through the end of 1997 and a total 200 MW of firm transmission capacity from January 1998 through the end of the year 2001.

PGE, along with a number of other public and private Northwest utilities and the BPA have signed a memorandum of understanding to create an independent transmission grid operator (IndeGo). Under the agreement, IndeGo would assume responsibility for day to day operation of main transmission lines which are directly owned by the various parties. The parties would maintain ownership of the lines, as well as responsibility for repair and upgrades.

FERC actions apply only to the wholesale transmission of electricity. Terms and conditions of retail transmission service are subject to individual state regulation. Since the passage of the Energy Act, various state utility commissions have addressed proposals which would allow retail customers direct access to generation suppliers, marketers, brokers and other service providers in a competitive marketplace for energy services (retail wheeling). It is expected that several bills proposing retail competition will be introduced during the 1997 Oregon legislative session.

PGE has initiated several experimental tariff schedules during the past two years that have allowed certain of its larger customers to acquire electricity at market based prices. Eligible customers have the opportunity to purchase energy at prices that reflect actual market conditions. The tariffs are limited to a total of 250 MW or 12% of total PGE retail load.

PGE has filed a tariff which, upon approval by the OPUC, will allow large industrial and commercial customers to purchase as much as one-third of their electricity needs from any provider. This Power Delivery Service Tariff initially will be available for up to 75 megawatts of load per year. If the OPUC approves the merger of Portland General and Enron, affected customers will be allowed to purchase 100 percent of their electricity through the tariff, up to 225 megawatts per year. Absent OPUC approval of the merger, PGE will phase in the tariff over a longer period of time.

In November 1996 Portland General and Enron committed to submit to the OPUC within 60 days of the merger completion a plan to open PGE's service area to competition. The plan will allow residential, commercial and industrial customers to choose their energy provider and will include a proposal to separate PGE generating facilities from its transmission and distribution system. In addition, the plan will include a proposal for the treatment of transition or stranded costs. The action will position the generating side of the organization to compete more effectively in an open marketplace, and will allow the distribution side to focus on quality of service, safety and reliability.

REGULATORY MATTERS
Industry Restructuring - Historically the OPUC has approached the issues of retail competition on an informal, utility-by-utility basis, rather than through generic, broad-based proceedings. However, in June 1996 the OPUC began an investigation into restructuring the state's electric utility industry by meeting with state utility executives, customers, environmental advocates and other interested parties to discuss how competition in the generation of electric power could be introduced and when to allow customers access to competing power suppliers.

Four specific issues were the focus of subsequent meetings: how an electricity distribution company would operate and be regulated; how energy efficiency and other public purpose programs will be offered and funded in a restructured environment; what treatment is appropriate for utility investment in a generating plant that is no longer economic; and whether vertical integration of electrical utilities should be discouraged or prohibited. The OPUC has stated its intent to use these discussions to prepare for action on the competitive initiatives that can be implemented under its direct authority and to work with the legislature in assessing proposals for restructuring.

It remains to be determined what effect future competitive factors may have on retail rates in Oregon and the Company's ability to fully recover remaining regulation assets.

1996 RATE SETTLEMENT - During 1996 PGE worked with the OPUC staff and other interested parties to develop a plan for dealing with significant savings which resulted from lower natural gas and power purchase prices. This resulted in $55 million in annual rate reductions that began December 1, 1996. The rate reductions will result in an after tax earnings decrease of approximately $32 million for 1997. In addition, the order incorporated $15 million in rate reductions previously approved by the OPUC resulting in total 1997 rate reductions of $70 million.

BONDABLE CONSERVATION INVESTMENT - In late 1996, the OPUC designated $81 million of PGE's energy efficiency investment as Bondable Conservation Investment, pursuant to recent Oregon legislation, and authorized issuance of conservation bonds collateralized by an OPUC assured future revenue stream. Subsequently, PGE issued a 10 year conservation bond which is expected to provide an estimated $21 million in present value savings to customers while granting PGE immediate recovery of its energy efficiency program expenditures. The OPUC assured future revenues collected from customers will pay debt service obligations.

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

For further information regarding the legal challenges to the OPUC's authority to grant recovery for PGE's Trojan investment see Item 3., Legal proceedings.

LEAST COST ENERGY PLANNING - In August 1996 the OPUC acknowledged PGE's 1995-1997 Integrated Resource Plan (IRP). The OPUC adopted Least Cost Energy Planning for all energy utilities in Oregon with the goal of selecting the mix of options that yields an adequate and reliable supply of energy at the least cost to the utilities and customers. The 1995-1997 IRP reflects: the recognition that the geographic area PGE presently serves no longer defines our customer base; the accelerated pace of technological change; transition of a key fuel, natural gas, to a market commodity; and the development of a vibrant electricity marketplace.

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

RETAIL CUSTOMER GROWTH AND ENERGY SALES
Weather adjusted retail energy sales grew less than 1 percent during 1996, reflecting cutbacks by paper manufacturers and metal fabricators. Nevertheless, the Company benefited from continued growth in residential sales of 1.8% with the addition of nearly 15,500 new customers as well as increased commercial sales which rose 3%. Industrial sales, although negatively affected in 1996 by weak demand from the paper manufacturers and metals fabricators, continues to benefit from growth in the high-tech and transportation sectors. Rising demand from the high-tech industry in Oregon combined with continued gains in residential and commercial customer classes is expected to contribute to 6.7% load growth for 1997.

WHOLESALE SALES

The surplus of electric generating capability in the Western U.S., the entrance of numerous wholesale marketers and brokers into the market, and open access transmission is contributing to increasing pressure on the price of power. In addition the development of financial markets and NYMEX electricity contract trading has led to increased price discovery available to market participants, further adding to the competitive pressure on wholesale margins. During 1996 PGE's wholesale revenues increased 104% over 1995 levels with wholesale activity accounting for 18% of total revenues and 37% of total sales. In future years PGE will continue its participation in the wholesale marketplace to balance its supply of power to meet the needs of its retail customers, manage risk and to administer PGE's current long-term wholesale contracts. Due to increasing volatility and reduced margins resulting from increased competition, long-term wholesale marketing activites will be performed by PGE's non-regulated affiliates.

COMMODITY PRICE RISK MANAGEMENT
The Company is exposed to market risk arising from the need to purchase fuel for its generating units (both natural gas and coal) as well as the direct purchase and sale of wholesale electricity in support of its retail and wholesale markets. PGE operates without a power cost adjustment tariff, and therefore adjustments for power costs above or below those used in existing general tariffs are not automatically reflected in retail customers' rates. Through the formation of the trading floor, PGE integrated its wholesale trading, fuels, energy supply, power operations and price risk management functions. The
Company must purchase energy to serve its wholesale markets. This along with the development of a broader, more competitive wholesale electricity market, means the Company must actively hedge its market price risk.

The Company uses financial instruments, such as commodity futures, options, forwards and swaps, to hedge the price of natural gas and electricity and reduce its exposure to fluctuations in these commodities. In addition to hedging activities, financial instruments are used for trading purposes. PGE trades instruments on the New York
Mercantile Exchange as well as in the over the counter market. Consequently the Company is exposed to credit risk in the event of non-performance by the counterparties and has established guidelines to mitigate that risk.

POWER & FUEL SUPPLY
PGE's base of hydro and thermal generating capacity provides the Company with the flexibility needed to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers. PGE plans to generate 27% of its energy requirements during 1997, approximately the same level achieved during 1996.

PGE maintains flexibility in fuel supply contracts to allow for the economic dispatch of PGE's thermal resources in conjunction with hydro operations and the current market price of wholesale power. The Company benefits from a strategic location which places it adjacent to two competing natural gas pipelines with access to three significant producing basins. Firm transportation on both pipelines provides an adequate supply of natural gas to meet plant generating capacities. In addition, the Company maintains a flexible portfolio of physical supply which relies heavily on short-term agreements and spot-market purchases of fuel to meet plant operations.

During 1996 the Company relied on wholesale purchases to supply approximately 75% of its energy needs, and expects to purchase approximately 73% of its 1997 load requirements. PGE has long-term power contracts with four hydro projects on the mid-Columbia River which provide PGE with 590 MW. Early forecasts indicate above average water conditions for 1997. However, efforts to restore salmon runs on the Columbia and Snake Rivers may reduce the amount of water available for generation which could affect the supply, availability and price of purchased power. Additional factors that could affect the availability and price of purchased power include weather conditions in the Northwest during winter months and in the Southwest during summer months, as well as the performance of major generating facilities in both regions.

PGE has increasingly relied upon short-term purchases to meet its energy needs. The Company anticipates that an active wholesale market and a surplus of generating capacity within the WSCC should provide sufficient wholesale energy available at competitive prices to supplement Company generation and purchases under existing firm power contracts.

RESTORATION OF SALMON RUNS - Several species of salmon found in the Snake River, a major tributary of the Columbia River, have been granted protection under the Federal Endangered Species Act (ESA). In an effort to help restore these fish, the federal government has reduced the amount of water allowed to flow through the turbines at the hydro electric dams on the Snake and Columbia River while the young salmon are migrating to the ocean. This has resulted in reduced amounts of electricity generated at the dams. Favorable hydro conditions helped mitigate the affect of these actions in 1996. Similar conditions are expected in 1997. If this practice is continued in future years it could mean less water available in the fall and winter for generation when demand for electricity in the Pacific Northwest is highest. Although PGE does not own any hydroelectric facilities on the Columbia and Snake rivers, it does buy large amounts of energy from the agencies which do.

Several other species of salmon have been proposed for protection under the ESA. Actions taken to protect these species will not be in affect for several years. It is unclear how these potential ESA listings will impact future hydro operations.

PGE's hydroelectric projects are located on rivers with depressed but not endangered salmon runs. PGE biologists are working with state and federal natural resource agencies to ensure PGE's hydro operations are compatible with the survival and enhancement of these populations of salmon. PGE does not expect that any actions will be taken that will have an adverse impact on PGE hydro operations in the foreseeable future.

HYDRO RELICENSING
PGE HYDRO - PGE's hydroelectric plants are some of the Company's most valuable resources supplying economical generation and flexible load following capabilities. Company-owned hydro generation produced 2.7 million MWh of renewable energy in 1996, meeting 9% of PGE's load. PGE's hydroelectric plants, operate under federal licenses, which will be up for renewal between the years 2001 and 2006. PGE officially began the relicensing process for its 408-MW Pelton Round Butte Project in July 1996. The Confederated Tribes of Warm Springs, currently the licensee for a powerhouse located at the reregulating dam (one of three dams within the Pelton Round-Butte Project), have also filed a notice stating their intent to seek a license for the entire project. Should relicensing not be completed prior to the expiration of the original license, annual licenses will be issued, usually under the original terms and conditions.

The relicensing process includes the involvement of numerous interested parties such as governmental agencies, public interest groups and communities, with much of the focus on environmental concerns. PGE has already performed many pre-filing activities including nearly 50 public meetings with such groups. The cost of relicensing includes legal and filing fees as well as the cost of environmental studies, possible fish passage measures and wildlife habitat enhancements. Relicensing cost may be a significant factor in determining whether a project remains cost-effective after a new license is obtained, especially for smaller projects. Although FERC has never denied an application or issued a license to anyone other than the incumbent licensee, there is no assurance that a new license will be granted to PGE.

MID-COLUMBIA HYDRO - PGE's long-term power purchase contracts with certain public utility districts in the state of Washington expire between 2005 and 2018. Certain Idaho Electric Utility Co-operatives have initiated proceedings with FERC seeking to change the allocation of generation from the Priest Rapids and Wanapum dams between electric utilities in the region upon the expiration of the current contracts. An initial decision was issued in December 1996 by the presiding FERC administrative law judge. This decision does not substantially change PGE's share of power from these two dams. This decision is expected to be appealed.

PGE will continue to seek renewal of these contracts
under terms and conditions similar to the original. For further information regarding the power purchase contracts on the mid-Columbia dams, including Priest Rapids and Wanapum, see Note 8, Commitments, in the Notes to Financial Statements.

NUCLEAR DECOMMISSIONING
In 1996 the NRC and EFSC approved PGE's Trojan decommissioning plan. The plan, which estimates PGE's cost to decommission Trojan at $358 million in nominal dollars (actual dollars to be spent in each year), represents a site-specific decommissioning estimate performed for Trojan by an engineering firm experienced in decommissioning nuclear plants. This estimate assumes that the majority of decommissioning activities will occur between 1997 and 2001, after the spent fuel has been transferred to a temporary dry spent fuel storage facility. The plan anticipates final site restoration activities will begin in 2018 after PGE completes shipment of spent fuel to a USDOE facility (see Note 12, Trojan Nuclear Plant, for further discussion of the decommissioning plan and other Trojan issues). Current decommissioning activities are focused on the licensing, planning and construction of a temporary dry spent fuel storage facility and the removal of the Trojan reactor vessel.

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

Joseph M. Hirko
Senior Vice President,
Chief Financial Officer

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Portland General Corporation:

We have audited the accompanying consolidated balance sheets of Portland General Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portland General Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                            Arthur Andersen LLP
Portland, Oregon,
January 20, 1997

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31                                        1996               1995              1994
                                                                       (THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
OPERATING REVENUES                                                     $ 1,111,816         $ 983,582         $ 959,409
OPERATING EXPENSES
   Purchased power and fuel                                                316,729           293,589           347,125
   Production and distribution                                              81,968            63,841            61,891
   Maintenance and repairs                                                  55,508            47,532            47,391
   Administrative and other                                                115,881           108,067           100,596
   Depreciation and amortization                                           154,670           134,423           124,081
   Taxes other than income taxes                                            52,513            51,490            52,151
                                                                           777,269           698,942           733,235
OPERATING INCOME BEFORE INCOME TAXES                                       334,547           284,640           226,174
INCOME TAXES                                                               109,988            89,064            71,878
NET OPERATING INCOME                                                       224,559           195,576           154,296
OTHER INCOME (DEDUCTIONS)
   Regulatory disallowances - net of income taxes of $25,542                     -           (49,567)                -
   Interest expense                                                        (79,180)          (79,128)          (71,653)
   Allowance for funds used during construction                              1,642            11,065             4,314
   Preferred dividend requirement - PGE                                     (2,793)           (9,644)          (10,800)
   Other - net of income taxes                                             (14,692)           12,734            16,901
INCOME FROM CONTINUING OPERATIONS                                          129,536            81,036            93,058
DISCONTINUED OPERATIONS
   Gain on disposal of real estate operations -
    net of income taxes of $4,226                                                -                 -             6,472
NET INCOME                                                               $ 129,536          $ 81,036          $ 99,530
COMMON STOCK
   Average shares outstanding                                           51,144,462        50,766,916        49,896,685
   Earnings per average share
     Continuing operations                                                   $2.53             $1.60             $1.86
     Discontinued operations                                                     -                 -              0.13
   Earnings per average share                                                $2.53             $1.60             $1.99
   Dividends declared per share                                              $1.28             $1.20             $1.20


                              PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF RETAINED EARNINGS



FOR THE YEARS ENDED DECEMBER 31                                          1996              1995              1994
                                                                                  (THOUSANDS OF DOLLARS)
BALANCE AT BEGINNING OF YEAR                                             $ 135,885         $ 118,676          $ 81,159
NET INCOME                                                                 129,536            81,036            99,530
ESOP TAX BENEFIT AND OTHER                                                  (2,093)           (2,872)           (1,705)
                                                                           263,328           196,840           178,984
DIVIDENDS DECLARED ON COMMON STOCK                                          65,516            60,955            60,308
BALANCE AT END OF YEAR                                                   $ 197,812         $ 135,885         $ 118,676


The accompanying notes are an integral part of these consolidated statements.


                 PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


AT DECEMBER 31                                                                           1996                1995
                                                                                             (THOUSANDS OF DOLLARS)

                                       ASSETS
ELECTRIC UTILITY PLANT - ORIGINAL COST
   Utility plant (includes Construction Work
     in Progress of $36,919 and $33,382)                                                 $ 2,899,746         $ 2,754,280
   Accumulated depreciation                                                               (1,124,337)         (1,040,014)
                                                                                           1,775,409           1,714,266
   Capital leases - less amortization of $30,569 and $27,966                                   6,750               9,353
                                                                                           1,782,159           1,723,619
OTHER PROPERTY AND INVESTMENTS
   Leveraged leases                                                                          150,695             152,666
   Trojan decommissioning trust, at market value                                              78,448              68,774
   Corporate Owned Life Insurance less loans of $26,411 and $26,432                           83,666              74,574
   Contract termination receivable                                                           111,447                   -
   Other investments                                                                          29,745              28,603
                                                                                             454,001             324,617
CURRENT ASSETS
   Cash and cash equivalents                                                                  29,802              11,919
   Accounts and notes receivable                                                             125,314             104,815
   Unbilled and accrued revenues                                                              53,317              64,516
   Inventories, at average cost                                                               32,903              38,338
   Prepayments and other                                                                      17,613              16,953
                                                                                             258,949             236,541
DEFERRED CHARGES
 Unamortized regulatory assets
   Trojan investment                                                                         275,460             301,023
   Trojan  decommissioning                                                                   282,131             311,403
   Income taxes recoverable                                                                  195,592             217,366
   Debt reacquisition costs                                                                   28,063              29,576
   Conservation investments - secured                                                         80,102              -
   Energy efficiency programs                                                                 11,974              77,945
   Other                                                                                      22,575              24,322
 WNP-3 settlement exchange agreement                                                         163,217             168,399
 Miscellaneous                                                                                29,026              33,206
                                                                                           1,088,140           1,163,240
                                                                                         $ 3,583,249         $ 3,448,017
                           CAPITALIZATION  AND LIABILITIES
CAPITALIZATION
   Common stock equity
     Common stock, $3.75 par value per share 100,000,000 shares authorized,
     51,317,828 and 51,013,549 shares outstanding                                          $ 192,442           $ 191,301
     Other paid-in capital - net                                                             584,272             574,468
   Unearned compensation                                                                      (3,072)             (8,506)
   Retained earnings                                                                         197,812             135,885
                                                                                             971,454             893,148
   Cumulative preferred stock of subsidiary
     Subject to mandatory redemption                                                          30,000              40,000
   Long-term debt                                                                            933,042             890,556
                                                                                           1,934,496           1,823,704
CURRENT LIABILITIES
   Long-term debt and preferred stock due within one year                                     92,559             105,114
   Short-term borrowings                                                                      92,027             170,248
   Accounts payable and other accruals                                                       149,255             133,405
   Accrued interest                                                                           14,372              16,247
   Dividends payable                                                                          17,386              16,668
   Accrued taxes                                                                              30,985              15,151
                                                                                             396,584             456,833
OTHER
   Deferred income taxes                                                                     614,576             652,846
   Deferred investment tax credits                                                            47,314              51,211
   Deferred gain on contract termination                                                     112,697                   -
   Trojan decommissioning and transition costs                                               357,844             379,179
   Miscellaneous                                                                             119,738              84,244
                                                                                           1,252,169           1,167,480
                                                                                         $ 3,583,249         $ 3,448,017

The accompanying notes are an integral part of these consolidated balance sheets.

                 PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31                                1996                1995           1994
                                                                                (THOUSANDS OF DOLLARS)
CASH PROVIDED (USED) BY -
OPERATIONS:
  Net income                                                   $    129,536        $ 81,036       $ 99,530
  Adjustment to reconcile net income to net cash
   provided by operations:
     Depreciation and amortization                                  118,929         102,266         94,217
     Amortization of WNP-3 exchange agreement                         5,182           4,910          4,695
     Amortization of Trojan investment                               24,244          24,884         26,738
     Amortization of Trojan decommissioning                          14,041          13,336         11,220
     Amortization of deferred charges - other                         5,034          (1,777)         2,712
     Deferred income taxes - net                                    (19,979)         (9,555)        37,396
     Other noncash revenues                                          (1,697)         (5,037)        (2,570)
     Regulatory Disallowances                                             -          49,567              -
  Changes in working capital:
     (Increase) Decrease in receivables                              (9,381)        (14,687)       (22,952)
     (Increase) Decrease in inventories                               5,435          (7,189)         3,264
     Increase (Decrease) in payables                                 40,052          22,122         (5,105)
     Other working capital items - net                                 (644)          1,957        (18,104)
  Trojan decommissioning expenditures                                (8,231)        (10,927)        (3,360)
  Deferred charges - other                                           35,454          (9,472)        13,987
  Miscellaneous - net                                                 7,772          15,108          5,897
                                                                    345,747         256,542        247,565
INVESTING ACTIVITIES:
  Utility construction - new resources                                    -         (49,096)       (87,537)
  Utility construction - other                                     (184,717)       (158,198)      (131,675)
  Energy efficiency programs                                        (12,318)        (25,013)       (23,745)
  Rentals received from leveraged leases                             29,623          21,204         20,886
  Nuclear decommissioning trust deposits                            (15,435)        (16,598)       (11,220)
  Nuclear decommissioning trust withdrawals                           7,888          13,521              -
  Discontinued operations                                                 -               -         26,288
  Other                                                             (10,659)         (1,465)       (14,058)
                                                                   (185,618)       (215,645)      (221,061)
FINANCING ACTIVITIES:
  Short-term borrowings - net                                       (78,221)         21,650        (10,816)
  Borrowings from Corporate Owned Life Insurance                          -           4,679         21,731
  Long-term debt issued                                             170,590         147,138         74,631
  Long-term debt retired                                           (127,661)        (69,445)       (49,882)
  Repayment of nonrecourse borrowings for
    leveraged leases                                                (25,535)        (18,741)       (18,046)
  Preferred stock retired                                           (20,000)        (79,704)       (20,000)
  Common stock issued                                                 3,380          10,299         50,074
  Dividends paid                                                    (64,799)        (62,396)       (59,856)
                                                                   (142,246)        (46,520)       (12,164)
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                   17,883          (5,623)        14,340
CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF YEAR                                                            11,919          17,542          3,202
CASH AND CASH EQUIVALENTS AT THE END
  OF YEAR                                                          $ 29,802        $ 11,919       $ 17,542
Supplemental disclosures of cash flow information
  Cash paid during the year:
    Interest, net of amounts capitalized                           $ 76,105        $ 66,584       $ 60,852
    Income taxes                                                    111,630          86,778         31,539

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

During 1996 Portland General entered into an Amended and Restated Agreement and Plan of Merger (Merger Agreement) with Enron Corp (Enron) and Enron Oregon Corp. (New Enron), a wholly-owned subsidiary of Enron. The Merger will be accounted for by Enron as a purchase for financial reporting purposes. PGE will continue to report its assets and liabilities at historical cost (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

PGE is engaged in the generation, purchase, transmission, distribution, and sale of electricity in the State of Oregon. PGE also sells energy to wholesale customers, predominately utilities throughout the western United States. PGE's Oregon service area is 3,170 square miles, including 54 incorporated cities, of which Portland and Salem are the largest, within a state-approved service area allocation of 4,070 square miles. At the end of 1996, PGE's service area population was approximately 1.4 million, constituting approximately 44% of the state's population. At December 31, 1996, PGE served approximately 668,000 customers.


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

USE OF ESTIMATES
The preparation of financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

DEPRECIATION
PGE's depreciation is computed on the straight-line method based on the estimated average service lives of the various classes of plant in service. Depreciation expense as a percent of the related average depreciable plant in service was approximately 4.3% in 1996, 4.0% in 1995 and 3.8% in 1994.

The cost of renewal and replacement of property units is charged to plant, while repairs and maintenance costs are charged to expense as incurred. The cost of utility property units retired, other than land, is charged to accumulated depreciation.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC)
AFDC represents the pretax cost of borrowed funds used for construction purposes and a reasonable rate for equity funds. AFDC is capitalized as part of the cost of plant and is credited to income but does not represent current cash earnings. The average rates used by PGE were 5.52%, 7.16%, and 4.65% for the years 1996, 1995 and 1994, respectively.

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

The components of CWL's net investment in leases as of December 31, 1996 and 1995, are as follows (thousands of dollars):

                                       1996                 1995
Lease contracts receivable             $460,061             $508,190
Nonrecourse debt service               (345,450)            (389,619)
   Net contracts receivable             114,611              118,571
Estimated residual value                 84,604               84,610
Less - Unearned income                 ( 39,435)             (41,134)
   Investment in leveraged leases       159,780              162,047
Less - Deferred ITC                      (9,085)              (9,381)
   Investment in leases, net           $150,695              $152,666

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

Company policy also allows the use of the financial instruments, noted above, for trading purposes. Gains or losses on financial instruments that are used for trading purposes or otherwise do not qualify for hedge accounting are recognized in income on a current basis (see Note 7, Other Financial Instruments for further information).

WNP-3 SETTLEMENT EXCHANGE AGREEMENT
The WNP-3 Settlement Exchange Agreement, which has been excluded from PGE's rate base, is an intangible asset with the carrying amount being amortized over the life of the related agreement.

REGULATORY ASSETS AND LIABILITIES
The Company is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). When the requirements of SFAS No. 71 are met PGE defers, or accrues revenue for, certain costs which would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs (regulatory assets). In addition PGE defers, or accrues a liability for, certain revenues, gains or cost reductions which would otherwise be reflected in income but through the ratemaking process ultimately will be refunded to customers (regulatory liabilities).

These regulatory assets and liabilities are reflected as deferred charges, accrued revenues and other liabilities in the financial statements and are amortized over the period in which they are included in billings to customers.

Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of December 31 relate to the following:

                                                  1996                     1995
                                                       (thousands of dollars)
Regulatory Assets
  Trojan-related                                   557,591                  612,426
  Income taxes recoverable                         195,592                  217,366
  Debt reacquisition and other                      50,638                   53,898
  Conservation investments - secured                80,102                        -
  Energy efficiency programs                        11,974                   77,945
              Total Regulatory Assets             $895,897                 $961,635
Regulatory Liabilities
  Deferred gain on SCE Termination                $112,697                        -
  Miscellaneous                                     35,893                   11,081
               Total Regulatory Liabilities       $148,590                $  11,081

As of December 31, 1996, all of the Company's regulatory assets and liabilities are being reflected in rates charged to customers over periods ranging from approximately 5 to 28 years. Based on rates in place at year end 1996, the Company estimates that it will collect the majority of its regulatory assets within the next 10 years and substantially all of its regulatory assets within the next 20 years.

In late 1996, the OPUC designated $81 million of PGE's energy efficiency investment as Bondable Conservation Investment, pursuant to recent Oregon legislation, and approved PGE's request to issue conservation bonds collateralized by an OPUC assured future revenue stream. Subsequently, PGE issued a 10 year conservation bond providing savings to customers while granting PGE immediate recovery of its energy efficiency program expenditures. Future revenues collected from customers will pay debt service obligations.


NOTE 2 -EMPLOYEE BENEFITS

PENSION PLAN
Portland General has a non-contributory defined benefit pension plan (the Plan) covering substantially all of its employees. Benefits under the Plan are based on years of service, final average pay and covered compensation. Portland General's policy is to contribute annually to the Plan at least the minimum required under the Employee Retirement Income Security Act of 1974 but not more than the maximum amount deductible for income tax purposes. The Plan's assets are held in a trust and consist primarily of investments in common stocks, corporate bonds and U.S. government issues.

Portland General determines net periodic pension expense according to the principles of SFAS No. 87, "Employers' Accounting for Pensions". Differences between the actual and expected return on Plan assets are included in net amortization and deferral and are considered in the determination of future pension expense.

The following table sets forth the Plan's funded status and amounts recognized in Portland General's financial statements (thousands of dollars):

                                                    1996                    1995
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
     vested benefits of $174,540 and $174,694        $187,847                $187,977
   Effect of projected future compensation levels      38,841                  34,345
   Projected benefit obligation (PBO)                 226,688                 222,322
Plan assets at fair value                             323,717                 295,516
Plan assets in excess of PBO                           97,029                  73,194
Unrecognized net experience gain                      (95,055)                (71,691)
Unrecognized prior service costs amortized
   over 13- to 16-year periods                         11,846                  13,180
Unrecognized net transition asset being
   recognized over 18 years                           (15,660)                (17,618)
Pension liability                                   $  (1,840)              $  (2,935)


                                                    1996         1995          1994
ASSUMPTIONS:
   Discount rate used to calculate PBO              7.50%        7.00%         8.50%
   Rate of increase in future compensation levels   5.50         5.00          6.50
   Long-term rate of return on assets               8.50         8.50          8.50

COMPONENTS OF NET PERIODIC PENSION EXPENSE
(THOUSANDS OF DOLLARS):

   Service cost                                     $    6,940   $    5,500     $   6,199
   Interest cost on PBO                                 15,911       15,722        14,693
   Actual return on plan assets                        (39,542)     (61,377)        6,011
   Net amortization and deferral                        15,596       37,830       (25,971)
   Net periodic pension expense/(benefit)            $  (1,095)   $  (2,325)   $      932


OTHER POST-RETIREMENT BENEFIT PLANS
Portland General accrues for health, medical and life insurance costs during the employees' service years, in accordance with SFAS No. 106. PGE receives recovery for the annual provision in customer rates. Employees are covered under a Defined Dollar Medical Benefit Plan which limits Portland General's obligation by establishing a maximum contribution per employee. The accumulated benefit obligation for post-retirement health and life insurance benefits at December 31, 1996 was $27 million, for which there were $28 million of assets held in trust. The benefit obligation for post-retirement health and life insurance benefits at December 31, 1995 was $30 million.

Portland General also provides senior  officers  with additional benefits under
an unfunded Supplemental Executive Retirement Plan  (SERP).   Projected benefit
obligations for the SERP are $15 million at December 31, 1996 and 1995.

DEFERRED COMPENSATION
Portland General provides certain employees with benefits under an unfunded Management Deferred Compensation Plan (MDCP). Obligations for the MDCP are $30 million and $25 million at December 31, 1996 and 1995, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN
Portland General has an Employee Stock Ownership Plan (ESOP) which is a part of its 401(k) retirement savings plan. Employee contributions up to 6% of base pay are matched by employer contributions in the form of ESOP common stock. Shares of common stock to be used to match contributions by PGE employees were purchased from a $36 million loan from PGE to the ESOP trust in late 1990. This loan is presented in the common equity section as unearned compensation. Cash contributions from PGE and dividends on shares held in the trust are used to pay the debt service on PGE's loan. As the loan is retired, an equivalent amount of stock is allocated to employee accounts. Contributions to the ESOP, combined with dividends on unallocated shares were used to pay principal and interest on PGE's loan. These amounts are not material. Shares of common stock used to match contributions by employees of Portland General and its non-regulated subsidiaries are purchased on the open market.


NOTE 3 - INCOME TAXES

The following table shows the detail of taxes on income and the items used in computing the differences between the statutory federal income tax rate and Portland General's effective tax rate. NOTE: The table does not include income taxes related to 1994 gains on discontinued real estate operations (thousands of dollars):

                                         1996            1995             1994
Income Tax Expense:
  Currently payable
     Federal                             $102,066        $ 77,845         $41,833
     State                                 21,472           9,230           7,072
                                          123,538          87,075          48,905
  Deferred income taxes
      Federal                             (13,401)        (15,359)         22,269
      State                                (2,539)         (6,741)          4,472
                                          (15,940)        (22,100)         26,741
  Investment tax credit adjustments        (4,193)         (5,725)         (4,145)
                                         $103,405        $ 59,250        $ 71,501
Provision Allocated to:
  Operations                             $109,988        $ 89,064        $ 71,878
  Other income and deductions              (6,583)        (29,814)           (377)
                                         $103,405        $ 59,250        $ 71,501
Effective Tax Rate Computation:
  Computed tax based on
   statutory federal income
   tax rates applied to
   income before income taxes            $ 81,529        $ 49,101        $ 57,596
  Increases (Decreases) resulting from:
   Flow through depreciation                9,497           6,715           8,283
   Regulatory disallowance                      -           3,470               -
   State and local taxes - net             11,719           4,857           8,953
   State of Oregon refund                       -          (3,668)              -
   Investment tax credits                  (4,193)         (5,725)         (4,145)
   Excess deferred taxes                     (750)           (700)           (767)
   Merger expenses                          3,724               -               -
   Preferred dividend requirement             912           3,155           3,526
   Other                                      967           2,045          (1,945)
                                         $103,405        $ 59,250        $ 71,501
   Effective tax rate                       44.4%           42.2%           43.5%

As of December 31, 1996 and 1995,  the  significant components of the Company's
deferred  income tax assets and liabilities  were  as  follows   (thousands  of
dollars):

                                    1996               1995
DEFERRED TAX ASSETS
Plant-in-service                    $   64,471         $   86,721
Other                                   61,012             60,245
                                       125,483            146,966
DEFERRED TAX LIABILITIES
Plant-in-service                      (414,417)          (448,049)
Energy efficiency programs             (32,026)           (30,314)
Trojan abandonment                     (69,315)           (54,335)
WNP-3 exchange contract                (59,302)           (60,489)
Leasing                               (136,478)          (142,606)
Other                                   (7,918)           (43,470)
                                      (719,456)          (779,263)
Less current deferred taxes               (430)              (414)
Less valuation allowance               (20,173)           (20,135)
Total                                $(614,576)         $(652,846)

Portland General has recorded deferred tax assets and liabilities for all temporary differences between the financial statement and tax basis of assets and liabilities. Valuation allowances represent capital loss carryforwards that presently cannot be offset with capital gains.

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

 December 31, 1993              47,634,653    $178,630    1,497,040    $119,704    $30,000    $519,058    $(19,151)
 Sales of stock                  2,864,839      10,743            -           -          -      40,390           -
 Redemption of stock                (4,000)        (15)    (200,000)    (20,000)         -       2,055           -
 Repayment of ESOP loan
  and other                              -           -            -           -          -       2,412       5,515

 December 31, 1994              50,495,492    $189,358    1,297,040    $ 99,704    $30,000    $563,915    $(13,636)
 Sales of stock                    539,057       2,022            -           -          -       9,355           -
 Redemption of stock               (21,000)        (79)    (797,040)    (79,704)         -       2,778           -

 Repayment of ESOP loan
  and other                              -           -            -           -          -      (1,580)      5,130

 December 31, 1995              51,013,549    $191,301      500,000     $20,000     $30,000   $574,468    $ (8,506)
 Sales of stock                    350,778       1,315            -           -           -      5,335           -
 Redemption of stock               (46,499)       (174)    (200,000)    (20,000)          -        449           -
 Tax benefits stock options,
   repayment of ESOP loan
   and other                             -           -            -           -           -      4,020       5,434

 December 31, 1996              51,317,828    $192,442      300,000    $      -     $30,000   $584,272     $(3,072)


*See the discussion of stock compensation plans below and Note 2, Employee Benefits, for a description of the ESOP.


COMMON STOCK
As  of  December  31,  1996,  Portland General had reserved 2,333,386 and 8,185
authorized  but  unissued   common  shares  for  issuance  under  its  dividend
reinvestment plan and employee stock purchase plan, respectively.

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

PGE's cumulative preferred stock consisted
of:
At December 31,                               1996             1995
                                              (thousands of dollars)
Subject to mandatory redemption
No par value 30,000,000 shares authorized
   7.75% Series 300,000 shares outstanding    $30,000          $30,000
$100 par value, 2,500,000 shares authorized
   8.10% Series 200,000 shares outstanding          -           20,000
        Current sinking fund                        -          (10,000)
                                              $30,000          $40,000

No dividends may be paid on common stock or any class of stock over which the preferred stock has priority unless all amounts required to be paid for dividends and sinking fund payments have been paid or set aside, respectively.

COMMON DIVIDEND RESTRICTION OF SUBSIDIARY
PGE is restricted from paying dividends or making other distributions to Portland General without prior OPUC approval to the extent such payment or distribution would reduce PGE's common stock equity capital below 36% of its total capitalization. At December 31, 1996, PGE's common stock equity capital was 49% of its total capitalization.

STOCK COMPENSATION PLANS
Portland General has authorized 2.3 million shares of Portland General common stock under its Long-Term Incentive Plan (LTIP). Stock options represent the majority of activity under this plan. Stock option plan activity is as follows:

                                                     Option Price
                               Options               Per Share

December 31, 1993               856,800              $14-$22.25
   Granted                       32,000              $13-$18.125
   Exercised                    (10,000)             $15.75
   Canceled                     (43,500)             $14-$22.25
December 31, 1994               835,300              $13-$22.25
   Granted                       88,600              $17-$25
   Exercised                   (114,400)             $14.75 -$18.125
   Canceled                     (17,000)             $14 -$20
December 31, 1995               792,500              $13 -$25
   Granted                      373,029              $25 - $43.50
   Exercised                   (306,930)             $14 - $25
   Canceled                     (31,096)             $14 - $37.625
December 31, 1996               827,503              $13 - $43.25
Stock options exercisable
  at December 31, 1996          473,870              $13 -$25

At December 31, 1996, 831,946 common shares were available for issuance under the LTIP.

Portland General accounts for stock-based compensation  plans under APB Opinion
25. Due to a limited number of Portland General stock options granted on an annual basis, the amount of compensation expense, which would be required to be disclosed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", is not material.

NOTE 5 - SHORT-TERM BORROWINGS

At December 31, 1996, Portland General and PGE had total committed lines of credit of
$220 million. Portland General has a $20 million committed facility expiring in July 1997. PGE has a committed facility of $200 million expiring in July 2000. These lines of credit have annual fees of 0.10% and do not require compensating cash balances. The facilities are used primarily as backup for both commercial paper and borrowings from commercial banks under uncommitted lines of credit. At December 31, 1996, there were no outstanding borrowings under the committed facilities.

PGE has a $200 million commercial paper facility. Unused committed lines of credit must be at least equal to the amount of PGE's commercial paper outstanding. Commercial paper and lines of credit borrowings are at rates reflecting current market conditions.

Short-term borrowings and related interest rates were as follows:


                                                        1996              1995                1994
AS OF YEAR-END:                                               (thousands of dollars)
   Aggregate short-term debt outstanding
     Commercial paper                                   $ 83,027           $170,248           $148,598
     Bank loans                                            9,000                  -                  -
   Weighted average interest rate*
     Commercial paper                                       5.6%               6.1%               6.2%
     Bank loans                                             7.3                   -                  -
    Unused committed lines of credit                    $220,000           $215,000           $215,000
FOR THE YEAR ENDED:
    Average daily amounts of short-term
    debt outstanding
     Commercial paper                                    158,259            111,366            138,718
     Bank loans                                          $ 7,013          $     206          $   1,273
    Weighted daily average interest rate*
     Commercial paper                                       5.6                6.3                4.5
     Bank loans                                             5.8%               6.5%               4.3%
    Maximum amount outstanding
     during the year                                    $251,462           $170,248           $174,082

             * Interest rates exclude the effect of commitment fees, facility fees and other financing fees.


NOTE 6 - LONG-TERM DEBT

The Indenture securing PGE's First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility property and franchises, other than expressly excepted property.


Schedule of long-term debt at December 31                    1996                         1995
                                                                  (thousands of dollars)
First Mortgage Bonds
   Maturing 1996 through 2001
      5.875 % Series due June 1, 1996                            $       -                $   5,066
      6.60%  Series due October 1, 1997                             15,063                   15,363
     Medium-term notes 5.65% - 9.00%                               295,000                  210,000
  Maturing 2002 - 2007  6.47% - 9.07%                              168,000                  260,595
  Maturing 2021 - 2023  7.75% - 9.46%                              195,000                  195,000
                                                                   673,063                  686,024
Pollution Control Bonds
  Port of Morrow, Oregon, variable rate
    (Average 3.5% - 4.3% for 1996), due 2013 &                      29,400                   23,600
     2031
  City of Forsyth, Montana, variable rate
    (Average variable rates 3.4%- 3.5% for
     1996), due 2013-2016                                          118,800                  118,800
  Amount held by trustee                                            (8,236)                  (8,152)
  Port of St. Helens, Oregon, variable rate due
   2010 and 2014 (Average variable rates 3.4% - 3.5%                51,600                   51,600
   for 1996)
                                                                   191,564                  185,848
Other
  8.25% Junior Subordinated Deferrable Interest Debentures,
     due December 31, 2035                                          75,000                   75,000
  Portland General medium-term notes 8.09% due                           -                   30,000
   1996
  6.91% Conservation Bonds maturing monthly to                      79,790                        -
   2006
  Capital lease obligations                                          6,750                    9,353
  Other                                                               (566)                    (555)
                                                                   160,974                  113,798
                                                                 1,025,601                  985,670
  Long-term debt due within one year                               (92,559)                 (95,114)
     Total long-term debt                                    $     933,042                $ 890,556


The following principal amounts of long-term debt become due through regular maturities (thousands of dollars):

                       1997             1998             1999             2000             2001
 Maturities:
       PGE             $92,559          $71,073          $102,124         $32,222          $57,737

NOTE 7 - OTHER FINANCIAL INSTRUMENTS

FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH AND CASH EQUIVALENTS -The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

OTHER INVESTMENTS - Other investments approximate market value.

REDEEMABLE PREFERRED STOCK - The fair value of redeemable preferred stock is based on quoted market prices.

LONG-TERM DEBT - The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Portland General for debt of similar remaining maturities.

The estimated fair values of financial instruments are as follows
(thousands of dollars):

                                         1996                           1995
                               Carrying        Fair          Carrying        Fair
                               Amount          Value         Amount          Value
Preferred stock subject to
  mandatory redemption         $  30,000       $  31,455      $ 50,000        $    52,900
Long-term debt
  PGC (Parent only)            $       -       $       -     $  30,000       $     30,531
  PGE                            939,627         959,668       946,872            994,996
                                $939,627        $959,668      $976,872         $1,025,527
Interest rate swaps in net
 receivable position                   -            $582             -                  -


NON-TRADING ACTIVITIES
Commodity - Company policy allows the use of financial instruments such as commodity futures, options and swap contracts to hedge the price of natural gas and electricity and reduce the Company's exposure to market fluctuations in these commodities. In 1996 hedge transactions consisted of commodity futures and swap contracts where the Company receives from or makes payments to counterparties based on the differential between a fixed price and an index reference price for natural gas or electricity. The Company is exposed to credit risk in the event of non-performance by the counterparties and has established guidelines to mitigate this risk.

At December 31, 1996 and 1995 outstanding futures and swap contracts related to natural gas had an absolute notional contract quantity of 6,085,000 million British thermal units (MMBtu) and 4,500,000 MMBtu's, respectively. In addition, outstanding swap contracts related to electricity had an absolute notional contract quantity of 1,410,000 Mwh and 256,000 Mwh as of December 31, 1996 and 1995, respectively. The commodity futures and swap contracts extend for a period of up to three years. Recognition of gains or losses on hedging instruments is deferred until the underlying
physical transaction  occurs.   Upon  recognition, these gains or
losses are recognized in income as a reduction to or increase in purchased power and fuel expense.

The estimated  fair  value  of
outstanding  natural  gas financial instruments was $5,153,000 at
December  31, 1996
and $(261,000)  at  December  31,  1995.   The
estimated  fair   value   of  outstanding  electricity  financial
instruments was $(375,000) at December 31, 1996 and $(335,000) at December 31, 1995.

INTEREST RATE - In August 1996 PGE entered into a 3 year interest rate swap agreement with a notional amount of $50 million. This puts PGE in a floating rate position on the additional $50 million of long term debt issued in August 1996. At December 31, 1996, the fair value PGE would receive if the interest rate swap agreement was terminated is not material.

TRADING ACTIVITIES
In addition to hedging  activities, Company policy allows the use of the financial instruments  noted above for trading purposes in
support of Company operations.   Realized and unrealized gains or
losses  on  commodity-based financial  instruments  that  do  not qualify as hedges  are recognized in income on a current basis in
purchased  power and  fuel  expense.   Net  losses  arising  from
natural gas  trading  activities during the period ended December
31, 1996 were $4,481,000.   Net  gains  arising  from electricity
trading activities during the period ended December 31, 1996 were $260,000. At December 31, 1996 outstanding swap and option contracts related to natural gas had an absolute notional contract quantity of 280,000 MMBtu's. In addition, outstanding futures, swap and option contracts related to electricity had an absolute notional contract quantity of 1,099,000 Mwh as of December 31, 1996. The commodity futures, swaps and option contracts extend for a period of up to two years. The Company is exposed to credit risk in the event of non-performance by the counterparties and has established guidelines to mitigate this risk.

The fair value of the financial instruments as of December 31, 1996 and the average fair value of those instruments held during the year are as follows (thousands of dollars):

                                                                              AVERAGE FAIR VALUE
                                FAIR VALUE AS OF                            FOR THE YEAR ENDED (A)
                                    12/31/96                                       12/31/96

PRODUCT                 ASSETS                LIABILITIES             ASSETS                LIABILITIES
Natural Gas             $     48              $   360                 $     52              $    528
Electricity               $2,296               $2,469                   $1,181                $1,476

         (a) Computed using the ending balance at each month end.

NOTE 8 - COMMITMENTS

NATURAL GAS AGREEMENTS
PGE has long-term agreements for transmission of natural gas from domestic and Canadian sources to natural gas-fired generating facilities. The agreements provide firm pipeline capacity. Under the terms of these agreements, PGE is committed to paying capacity charges of approximately $16 million annually in 1997 through 2001, and $124 million over the remaining years of the contracts which expire at varying dates from 1998 to 2015. PGE has the right to assign unused capacity to other parties.

PURCHASE COMMITMENTS
Purchase commitments outstanding  (principally construction
at PGE) which include coal and railroad service agreements
totaled approximately $63 million  at  December 31, 1996.
Cancellation  of  these  purchase  agreements  could   result  in
cancellation charges.

PURCHASED POWER
PGE has long-term power purchase contracts with certain public utility districts in the state of Washington and with the City of Portland, Oregon. PGE is required to pay its proportionate share of the operating and debt service costs of the hydro projects whether or not they are operable.

Selected information is summarized as follows (thousands of dollars):

                                           ROCKY            PRIEST                                              PORTLAND
                                           REACH            RAPIDS           WANAPUM           WELLS            HYDRO
Revenue bonds outstanding at
 December 31, 1996                         $200,011         $186,785         $209,130          $183,920         $ 36,825
PGE's current share of:
   Output                                     12.0%            13.9%            18.7%             21.8%             100%
   Net capability (megawatts)                   154              128              194               177               36
   Annual cost, including debt service:
      1996                                   $5,300           $3,700           $4,700            $5,700           $4,300
      1995                                    4,900            3,900            4,700             5,700            4,300
      1994                                    4,500            3,400            4,800             6,600            4,600
Contract expiration date                       2011             2005             2009              2018             2017

PGE's share of debt service costs, excluding interest, will be approximately $8 million for 1997, $5 million for 1998, $6 million for 1999 and 2000, and $7 million for 2001. The minimum payments through the remainder of the contracts are estimated to total $87 million.

PGE has entered into long-term contracts to purchase power from other utilities in the West. These contracts will require fixed payments of up to $26 million in 1997 through 1999, $23 million in 2000, and $21 million in 2001. After that date, capacity contract charges will average $19 million annually until 2016.

LEASES
PGE has operating and capital leasing arrangements for its headquarters complex, combustion turbines and the coal-handling facilities and certain railroad cars for Boardman. PGE's aggregate rental payments charged to expense amounted to $22 million for 1996, 1995 and 1994. PGE has capitalized its combustion turbine leases. However, these leases are considered operating leases for ratemaking purposes.

Future minimum lease payments under non-cancelable leases are as follows (thousands of dollars):


YEAR ENDING                                             OPERATING LEASES
DECEMBER 31                      CAPITAL LEASES         (NET OF SUBLEASE RENTALS)   TOTAL
 1997                            $ 3,016                $ 19,988                    $ 23,004
 1998                              3,016                  19,446                      22,462
 1999                              1,388                  20,007                      21,395
 2000                                  -                  20,053                      20,053
 2001                                  -                  20,326                      20,326
Remainder                              -                 190,800                     190,800
 Total                             7,420                $290,620                    $298,040
Imputed Interest                    (670)
Present Value of
Minimum Future
Net Lease Payments               $ 6,750


Included  in the future minimum operating lease payments schedule  above
is  approximately   $124   million  for  Portland  General's  and  PGE's
headquarters complex.

NOTE 9 - WNP-3 SETTLEMENT EXCHANGE AGREEMENT

PGE  is  selling  energy received  under  a  WNP-3  Settlement  Exchange
Agreement (WSA) to WAPA for 25 years which began in October 1990. Revenues from the WAPA sales contract and market sales are used to support the carrying
value  of  PGE's  investment.   A  portion  of  the energy under the WSA
contract is sold at market prices.

The  energy  received  by PGE under WSA is the result  of  a  settlement
related  to  litigation  surrounding  the  abandonment  of  WNP-3.   PGE
receives about 65 average annual MW for approximately 30 years from BPA under the WSA which began in 1987. In exchange, PGE will make available to BPA energy from its combustion turbines or from other available sources at an agreed-to price.

In light of declining market prices for wholesale power, an evaluation of expected future cash flows was completed in late 1996. The Company's best estimates, given reasonable operating assumptions and revenue projections, show that cash flow is expected to be sufficient to support the carrying value of PGE's investment.

PGE will continue to monitor related cash flows in light of the continued competitive pressure on electricity prices, as well as possible changes in contractual terms, conditions, and obligations.


NOTE 10 - JOINTLY-OWNED PLANT

At December 31, 1996, PGE had the following investments in jointly owned generating plants (thousands of dollars):

                                                 MW                PGE %           PLANT            ACCUMULATED
FACILITY           LOCATION            FUEL      CAPACITY          INTEREST        IN SERVICE       DEPRECIATION
Boardman           Boardman, OR        Coal        508             65.0            $375,133         $188,352
Colstrip 3&4       Colstrip, MT        Coal      1,440             20.0             452,762          205,259
Centralia          Centralia, WA       Coal      1,310              2.5               9,715            5,880


The dollar amounts in the table above represent PGE's share of each jointly owned plant. Each participant in the above generating plants has provided its own financing. PGE's share of the direct expenses of these plants is included in the corresponding operating expenses on Portland General's and PGE's consolidated income statements.


NOTE 11 - LEGAL MATTERS

BONNEVILLE PACIFIC LAWSUIT - On October 7, 1996 the bankruptcy court approved the settlement entered into by Portland General and Portland General Holdings (collectively referred to as Portland) with the Bonneville Pacific Corporation's (Bonneville) bankruptcy trustee
(Trustee). Pursuant to the settlement, Bonneville and its estate released all claims and causes of action, including those asserted in the Trustee's civil action against Portland and its current and former officers and directors. In exchange, Portland released any and all claims against Bonneville, its estate and related entities and individuals relating to its equity investment in and loans to
Bonneville, except that Portland will retain ownership of 2 million shares of Bonneville common stock. The settlement with the trustee will not have a material impact on Portland General's results of operations.

In early 1997 Portland received payments for certain litigation and settlement costs in other matters related to the Bonneville Pacific
lawsuit.   These payments will be recognized into income during the
first quarter of 1997.

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


NOTE 12 - TROJAN NUCLEAR PLANT

PLANT SHUTDOWN AND TRANSITION COSTS - PGE is a 67.5% owner of Trojan. In early 1993, PGE ceased commercial operation of the nuclear plant. Since plant closure, PGE has committed itself to a safe and economical transition toward a decommissioned plant. Remaining transition costs associated with operating and maintaining the spent fuel pool and securing the plant until dismantlement begins in 1998 are estimated at $24 million and will be paid from current operating funds.

DECOMMISSIONING - In 1996, PGE received approval of the decommissioning plan submitted to the NRC and EFSC during 1995. The plan estimates PGE's cost to decommission Trojan at $358 million, reflected in nominal dollars (actual dollars expected to be spent in each year). The plan represents a site-specific decommissioning estimate performed for Trojan by an engineering firm experienced in estimating the cost of decommissioning nuclear plants. This estimate assumes that the majority of decommissioning activities will occur between 1997 and 2001, while fuel management costs extend through the year 2018. Final site restoration activities are anticipated to begin in 2018 after PGE completes shipment of spent fuel to a USDOE facility (see the Nuclear Fuel Disposal discussion below). The cost estimate is adjusted periodically due to refinement of the timing and scope of certain dismantlement activities. Stated in 1996 dollars, the current decommissioning cost estimate is $256 million.

       TROJAN DECOMMISSIONING LIABILITY
            (thousands of dollars)
Estimate - 12/31/94                 $351,294
Updates filed with NRC - 11/16/95      7,084
                                     358,378
Expenditures through 12/31/96        (24,144)
Liability - 12/31/96                $334,234

Decommissioning                     $334,234
Transition costs                      23,610
Total Trojan obligation             $357,844

PGE is collecting $14 million annually through 2011 from customers for decommissioning costs. These amounts are deposited in an external trust fund which is limited to reimbursing PGE for activities covered in Trojan's decommissioning plan. Funds were withdrawn during 1996 to cover the costs of planning and licensing activities in support of the independent spent fuel storage installation and the reactor vessel and internals removal project. Decommissioning funds are invested primarily in investment-grade, tax-exempt and U.S. Treasury bonds. Year-end balances are valued at market.

Earnings on the trust fund are used to reduce the amount of decommissioning costs to be collected from customers. PGE expects any future changes in estimated decommissioning costs to be incorporated in future revenues to be collected from customers.

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

       DECOMMISSIONING TRUST ACTIVITY
            (thousands of dollars)
Beginning Balance                   $68,774    $58,485
ACTIVITY
 Contributions                       15,435     16,598
 Gain                                 2,127      7,212
Disbursements                        (7,888)   (13,521)

Ending Balance                      $78,448    $68,774


NUCLEAR FUEL DISPOSAL AND CLEANUP OF FEDERAL PLANTS - PGE contracted with the USDOE for permanent disposal of its spent nuclear fuel in federal facilities at a cost of .1 cent per net kilowatt-hour sold at Trojan which the Company paid during the period the plant operated. Significant delays are expected in the USDOE acceptance schedule of spent fuel from domestic utilities. The federal repository, which was originally scheduled to begin operations in 1998, is now estimated to commence operations no earlier than 2010. This may create difficulties for PGE in disposing of its high-level radioactive waste by 2018. However, federal legislation has been introduced which, if passed, would require USDOE to provide interim storage for high- level waste until a permanent site is established. PGE intends to build an interim storage facility at Trojan to house the nuclear fuel until a federal site is available.

The Energy Policy Act of 1992 provided for the creation of a Decontamination and Decommissioning Fund to finance the cleanup of USDOE gas diffusion plants. Funding comes from domestic nuclear utilities and the federal government. Each utility contributes based on the ratio of the amount of enrichment services the utility purchased to the total amount of enrichment services purchased by all domestic utilities prior to the enactment of the legislation. Based on Trojan's 1.1% usage of total industry enrichment services, PGE's portion of the funding requirement is approximately $17 million. Amounts are funded over 15 years beginning with the USDOE's fiscal year 1993. Since enactment, PGE has made the first five of the 15 annual payments with the first payment made in September 1993.

NUCLEAR INSURANCE - The Price-Anderson Amendment of 1988 limits public liability claims that could arise from a nuclear incident and provides for loss sharing among all owners of nuclear reactor licenses. Because Trojan has been permanently defueled, the NRC has exempted PGE from participation in the secondary financial protection pool covering losses in excess of $200 million at other nuclear plants. In addition, the NRC has reduced the required primary nuclear insurance coverage for Trojan from $200 million to $100 million following a 3 year cool-down period of the nuclear fuel that is still on-site. The NRC has allowed PGE to self-insure for on-site decontamination. PGE continues to carry non-contamination property insurance on the Trojan plant at the $155 million level.


NOTE 13 -SCE CONTRACT TERMINATION AGREEMENT

In March 1996, PGE and SCE entered into a termination agreement for the Power Sales Agreement between the two companies. The FERC and the CPUC have approved terms and conditions of the agreement.

The agreement requires that SCE pay PGE $141 million over the next 6 years ($15 million per year in 1997 through 1999 and $32 million per year in 2000 through 2002). PGE recorded a discounted receivable in the amount of $112.7 million of which $1.25 million was received in 1996.
Disposition  of  the gain has  been
deferred pending OPUC determination of the appropriate regulatory treatment.

            QUARTERLY COMPARISON FOR 1996 AND 1995 (UNAUDITED)

PORTLAND GENERAL CORPORATION

                                       MARCH 31      JUNE 30      SEPTEMBER 30   DECEMBER 31
                                        (THOUSANDS  OF  DOLLARS EXCEPT PER SHARE AMOUNTS)
1996
Operating revenues                       $300,581      $233,425     $260,091       $317,719
Net operating income                       66,744        51,675       44,742         61,398
Net income                                 49,362        33,679       20,541         25,954
Common stock
Average shares outstanding             51,063,105    51,109,790   51,158,923     51,243,669
Earnings per average share{1}               $ .97          $.66         $.40           $.51


1995
Operating revenues                       $259,177      $219,892     $222,612       $281,901
Net operating income                       49,553        47,179       40,266         58,578
Net income/(loss)                          (1,954)       32,403       14,181         36,406
Common stock
Average shares outstanding             50,591,449    50,697,040   50,798,082     50,976,781
Earnings/(loss) per average share{1}        $(.04)         $.64         $.28           $.71

{1}As a result of dilutive effects of shares issued during the period, quarterly earnings per share cannot be added to arrive at annual earnings per share.


PORTLAND GENERAL ELECTRIC COMPANY

                                       MARCH 31      JUNE 30      SEPTEMBER 30   DECEMBER 31
                                                        (THOUSANDS OF DOLLARS)
1996
Operating revenues                     $300,195      $232,921     $259,656       $317,059
Net operating income                     66,816        51,850       45,514         60,566
Net income                               50,104        34,914       27,919         42,978
Income available for
 common stock                            49,118        34,269       27,338         42,397


1995
Operating revenues                     $258,891      $218,476     $222,240       $282,021
Net operating income                     49,388        46,499       39,902         59,397
Net income                                  640        34,800       16,789         40,558
Income/(loss) available for
 common stock                            (1,943)       32,383       14,409         38,294


ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEMS 10-13.  INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS
                       OF THE REGISTRANT


PORTLAND GENERAL CORPORATION
Information for Items 10-13 is incorporated by reference  to Portland General's
definitive proxy statement to be filed on or about May 27,  1997.   Executive
officers of Portland General are listed on page 21 of this report.

PORTLAND GENERAL ELECTRIC COMPANY
Information for Items 10-13 is incorporated by reference to Portland General's definitive proxy statement to be filed on or about May 27, 1997. Executive officers of Portland General Electric are listed on page 21 of this report.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                       ON FORM 8-K

PORTLAND GENERAL CORPORATION AND PORTLAND GENERAL ELECTRIC COMPANY

(a) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                                                    PAGE NO.
                                                                    PGC   PGE
   FINANCIAL STATEMENTS
   Report of Independent Public Accountants                         34    66
   Consolidated Statements of Income for each of the three years
    in the period ended December 31, 1996                           35    67
   Consolidated Statements of Retained Earnings for each of
     the three years in the period ended December 31, 1996          35    67
   Consolidated Balance Sheets at December 31, 1996 and 1995        36    68
   Consolidated Statement of Cash Flows for each of the three
     years in the period ended December 31, 1996                    37    69
   Notes to Financial Statements                                    38    70

   FINANCIAL STATEMENT SCHEDULES
   Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

   EXHIBITS
   See Exhibit Index on Page 59 of this report.

(B) REPORT ON FORM 8-K
                                                                     PGC   PGE

   November 1, 1996 - Item 5.  Other Events:                         X     X
   The OPUC staff revised response to rate plan.

(B) REPORT ON FORM 8-K                                               PGC   PGE

   November 12, 1996 - Item 5.  Other Events:                        X     X
   Shareholders approve merger with Enron Corp.

   November 12, 1996 - Item 5.  Other Events:                        X     X
   The OPUC staff stipulation for settlement on rate proposal.

   November 26, 1996 - Item 5.  Other Events:                        X     X
   The OPUC approves rate settlement.

   January 16, 1997 - Item 5.  Other Events:                         X     X
   Preliminary merger recommendation from the OPUC staff.

   January 24, 1997 - Item 5.  Other Events:                         X     X
   Settlement conferences suspended.

   February 14, 1997 - Item 5.  Other Events:                        X     X
   Settlement conferences continued.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Portland General Corporation



March 3, 1997                     By /S/ KEN L. HARRISON
                                         Ken L. Harrison

                                         Chairman of the Board and
                                         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                               Chairman of the Board and
/S/ KEN L. HARRISON            Chief Executive Officer        March 3, 1997
  Ken L. Harrison


                               Senior Vice President,
/S/ JOSEPH M. HIRKO            Chief Financial Officer        March 3, 1997
  Joseph M. Hirko


    *Gwyneth Gamble Booth
      Peter J. Brix
    *Carolyn S. Chambers
    *John W. Creighton, Jr.
    *Richard Geary
    *Ken L. Harrison
    *Jerry E. Hudson           Directors                      March 3, 1997
    *Jerome J. Meyer
    *Randolph L. Miller
    *Bruce G. Willison

     *By       /S/ JOSEPH E. FELTZ
         (Joseph E. Feltz, Attorney-in-Fact)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Portland General Electric Company



March 3, 1997                    By /S/ KEN L. HARRISON
                                        Ken L. Harrison

                                        Chairman of the Board and
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                             Chairman of the Board and
/S/ KEN L. HARRISON          Chief Executive Officer         March 3, 1997
Ken L. Harrison


                             Senior Vice President
/S/ JOSEPH M. HIRKO          Chief Financial Officer         March 3, 1997
Joseph M. Hirko



    *Gwyneth Gamble Booth
      Peter J. Brix
    *Carolyn S. Chambers
    *John W. Creighton, Jr.
    *Ken L. Harrison
    *Jerry E. Hudson          Directors                      March 3, 1997
    *Richard Geary
    *Jerome J. Meyer
    *Randolph L. Miller
    *Bruce G. Willison

     *By              /S/ JOSEPH E. FELTZ
              (Joseph E. Feltz, Attorney-in-Fact)

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                   EXHIBIT INDEX

NUMBER  EXHIBIT                                                       PGC   PGE

(2)       PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
          LIQUIDATION OR SUCCESSION

        * Amended and Restated Agreement and Plan of Merger, dated as of July 20, 1996 and amended and restated as of
          September 24, 1996 among Enron Corp, Enron Oregon Corp
          and Portland General Corporation [Amendment 1 to
          S4 Registration Nos. 333-13791 and 333-13791-1, dated
          October 10, 1996, Exhibit No. 2.1].                         X     X

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

(4)       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
          INCLUDING INDENTURES

        * Portland General Electric Company Indenture of Mortgage and Deed of Trust dated July 1, 1945;

        * Fortieth Supplemental Indenture, dated October 1,
          1990 [Form 10-K for the fiscal year ended December 31,
          1990, Exhibit (4)].                                         X     X

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                   EXHIBIT INDEX

NUMBER  EXHIBIT                                                       PGC   PGE

(4)     * Forty-First Supplemental Indenture dated December 1,
CONT.     1991 [Form 10-K for the fiscal year ended December 31,      X     X
          1991, Exhibit (4)].

        * Forty-Second Supplemental Indenture dated April 1, 1993
          [Form 10-Q for the quarter ended March 31, 1993,
          Exhibit (4)].                                               X     X

        * Forty-Third Supplemental Indenture dated July 1, 1993
          [Form 10-Q for the quarter ended September 30, 1993,
          Exhibit (4)].                                               X     X

        * Forty-Fourth Supplemental Indenture dated August 1, 1994
          [Form 10-Q for the quarter ended September 30, 1994,
          Exhibit (4)].                                               X     X

        * Forty-Fifth Supplemental Indenture dated May 1, 1995
          [Form 10-Q for the quarter ended June 30, 1995,
          Exhibit (4)].                                               X     X

          Forty-Sixth Supplemental Indenture dated August 1, 1996
          (Filed herewith).                                           X     X

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

_______________________________________________________________________________

        * Portland General Corporation Outside Directors'
          Deferred Compensation Plan, 1996 Restatement
          dated January 1, 1996 [Form 10-Q for the quarter
          ended June 30, 1996, Exhibit (10)].                         X     X

        * Portland General Corporation Outside Directors'
          Deferred Compensation Plan, Amendment No. 1
          dated October 18, 1996 [Form 10-Q for the quarter
          ended June 30, 1996, Exhibit (10)].                         X     X

          Portland General Corporation Outside Directors'
          Deferred Compensation Plan, 1996 Restatement,
          Amendment No. 2 dated November 4, 1996
          (filed herewith).                                           X     X

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                   EXHIBIT INDEX

NUMBER  EXHIBIT                                                       PGC   PGE

(10)    * Portland General Corporation Retirement Plan for
CONT.     Outside Directors, 1996 Restatement dated January 1, 1996
          [Form 10-Q for the quarter ended June 30, 1996,
          Exhibit (10)].                                              X     X

        * Portland General Corporation Outside Directors' Life
          Insurance Benefit Plan, 1996 Restatement dated
          January 1, 1996 [Form 10-Q for quarter ended
          June 30, 1996, Exhibit (10)].                               X     X

        * Portland General Corporation Outside Directors' Life
          Insurance Benefit Plan, 1996 Restatement, Amendment
          No. 1 dated September 10, 1996 [Form 10-Q for the
          quarter ended September 31, 1996, Exhibit (10)].            X     X

        * Portland General Corporation Outside Directors' Stock
          Compensation Plan, Amended and Restated December 6,
          1996 [Form 10-K for the fiscal year ended December 31,      X
          1991, Exhibit (10)].

          Portland General Corporation Outside Directors' Stock
          Compensation Plan, Amendment No. 1 dated October 2,
          1996 (filed herewith).                                      X

               EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

        * Portland General Corporation Management Deferred
          Compensation Plan, 1996 Restatement dated January 1,
          1996 [Form 10-Q for the quarter ended June 30, 1996,
          Exhibit (10)].                                              X     X

        * Portland General Corporation Management Deferred
          Compensation Plan, Amendment No. 1 dated October 18,
          1996  [Form 10-Q for the quarter ended June 30, 1996,
          Exhibit (10)].                                              X     X.

          Portland General Corporation Management Deferred
          Compensation Plan, 1996 Restatement, Amendment No. 2
          dated November 4, 1996 (filed herewith).                    X

        * Portland General Corporation Senior Officers Life
          Insurance Benefit Plan, 1996 Restatement Amendment No. 1
          dated October 22, 1996 [Form 10-Q for the quarter ended
          March 31, 1996, Exhibit (10)].                              X     X

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

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                   EXHIBIT INDEX

NUMBER  EXHIBIT                                                       PGC   PGE

(10)    * Portland General Electric Company Annual Incentive Master
CONT.     Plan [Form 10-K for the fiscal year ended December 31, 1987,
          Exhibit (10)].                                                   X

        * Portland General Electric Company Annual Incentive Master
          Plan, Amendments No. 1 and No. 2 dated March 5, 1990
          [Form 10-K for the fiscal year ended December 31, 1989,
          Exhibit (10)].                                                    X

        * Portland General Corporation Supplemental Executive
          Retirement Plan, 1996 Restatement dated January 1, 1996
          [Form 10-Q for the quarter ended March 31, 1996,
          Exhibit (10)].                                              X     X

        * Portland General Corporation Supplemental Executive
          Retirement Plan, Amendment No. 1 dated January 1, 1991,
          [Form 10-K for the fiscal year ended December 31, 1991,     X     X
          Exhibit (10)].

        * Change in Control Severance Agreement, effective October 1,
          1994 [Form 10-K for the fiscal year ended December 31, 1994,
          Exhibit (10)].                                              X     X

          Portland General Corporation Amended and Restated 1990
          Long-Term Incentive Master Plan, 1996 Restatement
          dated September 10, 1996 (filed herewith).                  X

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

          Portland General Electric Company Consent of Independent
          Public Accountants (filed herewith).                              X

(24)      POWER OF ATTORNEY

          Portland General Corporation Power of Attorney
          (filed herewith).                                           X

          Portland General Electric Company Power of Attorney
          (filed herewith).                                                 X

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                   EXHIBIT INDEX

NUMBER  EXHIBIT                                                       PGC   PGE

(99)      ADDITIONAL EXHIBITS

          Form 11-K relating to Employee Stock Purchase Plan of
          Portland General Corporation.                               X

_________________________________
* Incorporated by reference as indicated.



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

              Joseph M. Hirko
              Senior Vice President
              Chief Financial Officer

              Portland General Corporation
              121 SW Salmon Street
              Portland, OR 97204

                                    APPENDIX




                        PORTLAND GENERAL ELECTRIC COMPANY





                                TABLE OF CONTENTS


PART II
                                                                  PAGE

    ITEM 8.  FINANCIAL STATEMENTS AND NOTES ...................... 67

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

Joseph M. Hirko
Senior Vice President,
Chief Financial Officer


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder of Portland General Electric Company:

We have audited the accompanying consolidated balance sheets of Portland General Electric Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portland General Electric Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                           Arthur Andersen LLP

Portland, Oregon,
January 20, 1997

              PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31                                        1996          1995           1994
                                                                             (THOUSANDS OF DOLLARS)
 OPERATING REVENUES                                                    $ 1,109,831   $ 981,628      $ 958,955
 OPERATING EXPENSES
  Purchased power and fuel                                                 316,729     293,589        347,125
  Production and distribution                                               81,968      63,841         61,891
  Maintenance and repairs                                                   55,508      47,532         47,389
  Administrative and other                                                 111,308     106,128         97,987
  Depreciation and amortization                                            154,586     134,340        124,003
  Taxes other than income taxes                                             52,325      51,489         52,038
  Income taxes                                                             112,661      89,523         75,314
                                                                           885,085     786,442        805,747
NET OPERATING INCOME                                                       224,746     195,186        153,208
OTHER INCOME (DEDUCTIONS)
Regulatory disallowances - net of income taxes of $25,542                        -     (49,567)             -
  Allowance for equity funds used during construction                            -       3,257            271
  Other                                                                      5,234       8,415         15,500
  Income taxes                                                               1,451       4,272            377
                                                                             6,685     (33,623)        16,148
INTEREST CHARGES
  Interest on long-term debt and other                                      68,116      69,667         61,493
  Interest on short-term borrowings                                          9,042       6,917          5,788
  Allowance for borrowed funds used during construction                     (1,642)     (7,808)        (4,043)
                                                                            75,516      68,776         63,238
NET INCOME                                                                 155,915      92,787        106,118
PREFERRED DIVIDEND REQUIREMENT                                               2,793       9,644         10,800
INCOME AVAILABLE FOR COMMON STOCK                                       $  153,122   $  83,143       $ 95,318



                         PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


FOR THE YEARS ENDED DECEMBER 31                                        1996          1995           1994
                                                                              (THOUSANDS OF DOLLARS)
BALANCE AT BEGINNING OF YEAR                                           $ 246,282     $ 216,468      $ 179,297
NET INCOME                                                               155,915        92,787        106,118
ESOP TAX BENEFIT & OTHER                                                  (2,093)       (3,570)        (1,705)
                                                                         400,104       305,685        283,710
DIVIDENDS DECLARED
  Common stock                                                           105,187        50,456         56,442
  Preferred stock                                                          2,793         8,947         10,800
                                                                         107,980        59,403         67,242
BALANCE AT END OF YEAR                                                 $ 292,124     $ 246,282      $ 216,468

The accompanying notes are an integral part of these consolidated statements.


              PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31                                               1996                   1995
                                                                  (THOUSANDS OF DOLLARS)

                             ASSETS
ELECTRIC UTILITY PLANT - ORIGINAL COST
  Utility plant (includes Construction Work in Progress of
  $36,919 and $33,382)                                       $ 2,899,746             $ 2,754,280
  Accumulated depreciation                                    (1,124,337)             (1,040,014)
                                                               1,775,409               1,714,266
  Capital leases - less amortization of                            6,750                   9,353
   $30,569 and $27,966
                                                               1,782,159               1,723,619
OTHER PROPERTY AND INVESTMENTS
  Contract termination receivable                                111,447                       -
  Trojan decommissioning trust, at market                         78,448                  68,774
   value
  Corporate Owned Life Insurance, less loans                      51,410                  44,635
   of $ 26,411 and $26,432
  Other investments                                               20,700                  24,943
                                                                 262,005                 138,352
CURRENT ASSETS
  Cash and cash equivalents                                       19,477                   2,241
  Accounts and notes receivable                                  145,372                 102,592
  Unbilled and accrued revenues                                   53,317                  64,516
  Inventories, at average cost                                    32,903                  38,338
  Prepayments and other                                           16,476                  15,619
                                                                 267,545                 223,306
DEFERRED CHARGES
  Unamortized regulatory assets
    Trojan investment                                            275,460                 301,023
    Trojan  decommissioning                                      282,131                 311,403
    Income taxes recoverable                                     195,592                 217,366
    Debt reacquisition costs                                      28,063                  29,576
    Conservation investments - secured                            80,102                       -
    Energy efficiency programs                                    11,974                  77,945
    Other                                                         22,575                  24,322
  WNP-3 settlement exchange agreement                            163,217                 168,399
  Miscellaneous                                                   27,389                  30,286
                                                               1,086,503               1,160,320
                                                             $ 3,398,212             $ 3,245,597

                    CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity
   Common stock, $3.75 par value per share,
    100,000,000 shares authorized,
    42,758,877 shares outstanding                              $ 160,346               $ 160,346
   Other paid-in capital - net                                   475,055                 466,325
   Retained Earnings                                             292,124                 246,282
  Cumulative preferred stock
   Subject to mandatory redemption                                30,000                  40,000
  Long-term debt                                                 933,042                 890,556
                                                               1,890,567               1,803,509
CURRENT LIABILITIES
  Long-term debt and preferred stock due                          92,559                  75,114
   within one year
  Short-term borrowings                                           92,027                 170,248
  Accounts payable and other accruals                            144,712                 132,064
  Accrued interest                                                14,372                  15,442
  Dividends payable                                               17,117                  14,956
  Accrued taxes                                                   31,485                  12,870
                                                                 392,272                 420,694
OTHER
  Deferred income taxes                                          497,734                 525,391
  Deferred investment tax credits                                 47,314                  51,211
  Deferred gain on contract termination                          112,697                       -
  Trojan decommissioning and transition costs                    357,844                 379,179
  Miscellaneous                                                   99,784                  65,613
                                                               1,115,373               1,021,394
                                                             $ 3,398,212             $ 3,245,597

        The accompanying notes are an integral part of these consolidated balance sheets.


                      PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31                                   1996            1995            1994
                                                                          (THOUSANDS OF DOLLARS)
CASH PROVIDED (USED IN)
  OPERATIONS:
      Net Income                                                  $ 155,915       $  92,787        $ 106,118
      Non-cash items included in net income:
          Depreciation and amortization                             118,845         102,183           94,140
          Amortization of WNP-3 exchange agreement                    5,182           4,910            4,695
          Amortization of Trojan investment                          24,244          24,884           26,738
          Amortization of Trojan decommissioning                     14,041          13,336           11,220
          Amortization of deferred charges - other                    5,397          (1,777)           2,712
          Deferred income taxes - net                                (9,071)          1,714           25,720
          Regulatory disallowances                                        -          49,567                -
     Changes in working capital:
         (Increase) Decrease in receivables                         (32,025)        (11,539)         (29,678)
         (Increase) Decrease in inventories                           5,435          (7,189)           3,264
          Increase (Decrease) in payables                            38,233          13,196           (3,470)
         Other working capital items - net                             (841)          1,946          (20,754)
     Trojan decommissioning expenditures                             (8,231)        (10,927)          (3,360)
     Deferred items - other                                          34,772          (9,472)          13,987
     Miscellaneous - net                                              5,464           8,871            7,103
                                                                    357,360         272,490          238,435
INVESTING ACTIVITIES:
     Utility construction - new resources                                 -         (49,096)         (87,537)
     Utility construction - other                                  (184,717)       (158,198)        (131,675)
     Energy efficiency programs                                     (12,318)        (25,013)         (23,745)
     Nuclear decommissioning trust deposits                         (15,435)        (16,598)         (11,220)
     Nuclear decommissioning trust withdrawals                        7,888          13,521                -
     Other investments                                               (4,431)         (8,624)          (9,954)
                                                                   (209,013)       (244,008)        (264,131)
FINANCING ACTIVITIES:
     Short-term debt - net                                          (78,221)         21,650           18,678
     Borrowings from Corporate Owned Life Insurance                       -           4,679           21,731
     Long-term debt issued                                          170,590         147,138           74,631
     Long-term debt retired                                         (97,661)        (69,445)         (29,882)
     Preferred stock retired                                        (20,000)        (79,704)         (20,000)
     Common stock issued                                                  -               -           41,055
     Dividends paid                                                (105,819)        (60,149)         (73,026)
                                                                   (131,111)        (35,831)          33,187
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                   17,236          (7,349)           7,491
CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF YEAR                                                             2,241           9,590            2,099
CASH AND CASH EQUIVALENTS AT THE END
  OF YEAR                                                          $ 19,477         $ 2,241          $ 9,590
______________________________________________________________________________________________________________
Supplemental disclosures of cash flow information
   Cash paid during the year:
      Interest, net of amounts capitalized                         $ 73,396        $ 64,136         $ 55,995
      Income taxes                                                  108,277          94,327           44,918
______________________________________________________________________________________________________________

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

                                                                  PAGE

Notes to Financial Statements
    Note 1A.  Summary of Significant Accounting Policies           38
    Note 2A.  Employee Benefits                                    40
    Note 4B.  Preferred Stock                                      44
    Note 6A.  Long-Term Debt                                       47
    Note 7A.  Other Financial Instruments                          48
    Note 8A.  Commitments                                          49
    Note 9A.  WNP-3 Settlement Exchange Agreement                  51
    Note 10A. Jointly-Owned Plant                                  51
    Note 11A. Legal Matters                                        51
    Note 12A. Trojan Nuclear Plant                                 52
    Note 13A. SCE Contract Termination Agreement                   53


Management's Discussion and Analysis of Financial
Condition and Results of Operations                                24

NOTE 3A -INCOME TAXES


The following table shows the detail of taxes on income and the items used in computing the differences between the statutory federal income tax rate and PGE's effective tax rate (thousands of dollars):

                                        1996               1995              1994
 Income Tax Expense
   Currently payable
      Federal                           $ 98,320           $ 74,089          $ 40,680
      State & local                       21,963              9,448             8,536
                                         120,283             83,537            49,216
   Deferred income taxes
      Federal                             (4,500)           (11,631)           24,856
      State & local                         (676)            (6,648)            4,811
                                          (5,176)           (18,279)           29,667
   Investment tax credit adjustments      (3,897)            (5,549)           (3,946)
                                        $111,210           $ 59,709          $ 74,937
 Provision Allocated to:
   Operations                           $112,661           $ 89,523          $ 75,314
   Other income and deductions            (1,451)           (29,814)             (377)
                                        $111,210           $ 59,709          $ 74,937
 Effective Tax Rate Computation:
  Computed tax based on statutory
  federal income tax rates applied
  to income before income taxes         $ 93,494           $ 53,374          $ 63,369
   Flow through depreciation               9,460              7,389             8,080
   Regulatory disallowance                     -              3,456                 -
   State and local taxes - net            11,975              5,552             9,839
   State of Oregon refund                      -             (4,346)                -
   Investment tax credits                 (3,897)            (5,549)           (3,946)
   Excess deferred tax                      (750)              (700)             (767)
   Other                                     928                533            (1,638)
                                        $111,210           $ 59,709          $ 74,937
   Effective tax rate                      41.6%              39.2%             41.4%

As of December 31, 1996 and 1995, the significant components of PGE's deferred income tax assets and liabilities were as follows (thousands of dollars):

                                     1996                  1995
DEFERRED TAX ASSETS
Plant-in-service                     $   64,471            $   86,721
Other                                    20,563                23,339
                                         85,034               110,060
DEFERRED TAX LIABILITIES
Plant-in-service                       (414,417)             (448,049)
Energy efficiency programs              (32,026)              (30,314)
Trojan abandonment                      (69,315)              (54,335)
WNP-3 exchange contract                 (59,302)              (60,489)
Other                                    (7,897)              (42,470)
                                       (582,957)             (635,657)
Less current deferred taxes                 189                   206
Total                                 $(497,734)            $(525,391)

PGE has recorded deferred tax assets and liabilities for all temporary differences between the financial statement bases and tax bases of assets and liabilities.



NOTE 4A - COMMON STOCK


                                                COMMON   STOCK
                                       Number of            $3.75 Par           Other Paid-in       Unearned
                                       Shares               Value               Capital             Compensation
                                                                                    (thousands of dollars)

 December 31, 1993                     40,458,877           $151,721            $433,978            $(17,799)
   Sales of stock                       2,300,000              8,625              32,430                   -
   Redemption of preferred stock                -                  -               2,119                   -
   Repayment of ESOP loan and other             -                  -               1,481               5,203
 December 31, 1994                     42,758,877             160,346            470,008             (12,596)
   Redemption of preferred stock                -                   -              3,093                   -
   Repayment of ESOP loan and other             -                   -                338               5,482
 December 31, 1995                     42,758,877             160,346            473,439              (7,114)
   Redemption of preferred stock                -                   -              2,195                   -
   Repayment of ESOP loan and other             -                   -              1,677               4,858
 December 31, 1996                     42,758,877            $160,346           $477,311             $(2,256)

COMMON STOCK
Portland General is the sole shareholder of PGE common stock. PGE is restricted, without prior OPUC approval, from paying dividends or making other distributions to Portland General to the extent such payment or distribution would reduce PGE's common stock equity capital below 36% of total capitalization. At December 31, 1996, PGE's common stock equity capital was 49% of its total capitalization.

NOTE 5A - SHORT-TERM BORROWINGS

At December 31, 1996, PGE had total committed lines of credit of $220 million. PGE has a committed facility of $200 million expiring in July 2000. The line of credit has an annual fee of 0.10% and does not require compensating cash balances. The facilities are used primarily as backup for both commercial paper and borrowings from commercial banks under uncommitted lines of credit. At December 31, 1996, there were no outstanding borrowings under the committed facilities.

PGE has a $200 million commercial paper facility. Unused committed lines of credit must be at least equal to the amount of PGE's commercial paper outstanding. Commercial paper and lines of credit borrowings are at rates reflecting current market conditions.

Short-term borrowings and related interest rates were as follows:


                                                        1996               1995               1994
AS OF YEAR-END:                                               (thousands of dollars)
   Aggregate short-term debt outstanding
     Commercial paper                                   $ 83,027           $170,248           $148,598
     Bank loans                                            9,000                  -                  -
   Weighted average interest rate*
     Commercial paper                                       5.6%               6.1%               6.2%
     Bank loans                                             7.3
    Unused committed lines of credit                    $200,000           $200,000           $200,000
FOR THE YEAR ENDED:
    Average daily amounts of short-term
    debt outstanding
     Commercial paper                                    158,259            111,366            126,564
     Bank loans                                          $ 5,265           $    206          $   1,273
    Weighted daily average interest rate*
     Commercial paper                                       5.6                6.3                4.6
     Bank loans                                             5.7%               6.5%               4.3%
    Maximum amount outstanding
     during the year                                    $251,462           $170,248           $159,482

            * Interest rates exclude the effect of commitment fees, facility fees and other financing fees.