Form 10-Q
period 1997-03-31
PORTLAND GENERAL ELECTRIC CO /OR/; PORTLAND GENERAL CORP /OR
filed 1997-05-15
CIK 784977, 79636

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q





    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended MARCH 31, 1997



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

The number of shares outstanding of the registrants' common stocks as of April 30, 1997 are:

                   Portland General Corporation                  51,406,352
                   Portland General Electric Company             42,758,877
                            (owned by Portland General Corporation)

                           TABLE OF CONTENTS

                                                             PAGE NUMBER

DEFINITIONS........................................................2

PART I.   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
          FINANCIAL INFORMATION

             Management's Discussion and Analysis of
              Financial Condition and Results of Operations....... 3
             Consolidated Statements of Income.....................8
             Consolidated Statements of Retained Earnings..........8
             Consolidated Balance Sheets...........................9
             Consolidated Statements of Cash Flow.................10
             Notes to Consolidated Financial Statements...........11
             Portland General Electric Company and
              Subsidiaries Financial Information..................12

PART II.  OTHER INFORMATION

             Item 1 - Legal Proceedings...........................16
             Item 6 - Exhibits and Reports on Form 8-K............16
             Signature Page.......................................17


                              DEFINITIONS

AFDC...................Allowance For Funds Used During Construction
Bonneville Pacific...................Bonneville Pacific Corporation
BPA.................................Bonneville Power Administration
Coyote Springs......................Coyote Springs Generation Plant
Enron...................................................Enron Corp.
FERC...........................Federal Energy Regulatory Commission
Holdings............................Portland General Holdings, Inc.
kWh...................................................Kilowatt-Hour
Mill..........................................One tenth of one cent
MWa...............................................Average megawatts
MWh...................................................Megawatt-hour
NYMEX..................................New York Mercantile Exchange
OPUC or the Commission.............Oregon Public Utility Commission
Portland General or PGC................Portland General Corporation
PGE or the Company................Portland General Electric Company
PUHCA....................Public Utility Holding Company Act of 1935
Trojan.........................................Trojan Nuclear Plant
USDOE............................United States Department of Energy
WAPA...................................Western Area Power Authority
WNP-3..................Washington Public Power Supply System Unit 3

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


                            PROPOSED MERGER

GENERAL
During 1996 Portland General entered into an Amended and Restated Agreement and Plan of Merger (Original Merger Agreement) with Enron Corp. (Enron) and Enron Oregon Corp. (New Enron), a wholly-owned subsidiary of Enron. The Original Merger Agreement was approved by the shareholders of both Enron and PGC on November 12, 1996. In April 1997 the Original Merger Agreement was amended (Amended Merger Agreement) by the First Amendment to Amended and Restated Agreement and Plan of Merger (First Amendment). The principal effects of the First Amendment are (i) to reduce the PGC conversion ratio to 0.9825 shares of New Enron Common Stock for each share of PGC Common Stock (as compared to one share of New Enron Common Stock for each share of PGC Common Stock under the Original Merger Agreement) and (ii) to address issues raised through the merger approval process, including to provide guaranteed merger related benefits to PGE's electricity customers of $141 million.

Under the terms of the Amended Merger Agreement, Portland General will merge into New Enron (Merger) and each share of the common stock of Portland General will be converted into 0.9825 shares of the common stock of New Enron. Immediately prior to the consummation of the Merger, Enron will merge into New Enron for the purpose of reincorporating Enron in Oregon (Reincorporation Merger).

APPROVALS AND CONSENTS
OPUC - Portland General Electric (PGE), an electric utility and PGC's principal subsidiary, is subject to the jurisdiction of the OPUC with respect to its electric utility operations. The approval of the OPUC is required for any transaction in which a person seeks to acquire the power to exercise any substantial influence over the policies and actions of a public utility subject to OPUC's jurisdiction. Upon completion of the Merger, Enron will be the sole owner of PGE common stock. On August 30, 1996, Enron filed an application with the OPUC seeking approval of the Merger. The OPUC must approve the merger if they find that it will serve the customers of PGE in the public interest. In making that finding the OPUC may consider whether the change in ownership of PGE will impair the ability of the utility to provide adequate service at just and reasonable rates. On April 29, 1997, following extensive discussions, Enron and PGC finalized a settlement agreement on their proposed merger with the OPUC Staff and other interested parties. The stipulation agreement has been presented to the OPUC for approval. As one of the conditions of the agreement, under the Amended Merger Agreement, the two companies will guarantee merger related benefits to PGE's retail electricity customers of $141 million. A final order from the Commission will be issued by June 4, 1997.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


SHAREHOLDER - Approval of the Amended Merger Agreement by PGC shareholders (but not Enron shareholders) is required as a result of the First Amendment. A shareholder vote is scheduled to take place at PGC's annual shareholder meeting scheduled on June 24, 1997.

OTHER - All mandatory approvals for consummation of the Merger have been obtained except for approval by the OPUC.

OPERATIONS AFTER THE BUSINESS COMBINATION
When the merger is complete, Portland General will cease to exist. PGE, Portland General's utility subsidiary will retain its name, most of its functions, maintain its principal corporate offices in Portland, Oregon and will be a subsidiary of Enron, an integrated natural gas company headquartered in Houston, Texas. Essentially all of Enron's operations are conducted through its subsidiaries and affiliates which are principally engaged in the gathering, transportation and wholesale marketing of natural gas; the exploration and
production  of  natural   gas   and   crude   oil;  the  production,  purchase,
transportation and marketing of natural gas liquids and refined petroleum products; the independent development, promotion, construction and operation of power plants, natural gas liquids facilities and pipelines; and the non-price regulated purchasing and marketing of energy related commitments.

ACCOUNTING TREATMENT
The Merger will be accounted for by Enron as a purchase for financial reporting purposes.


PORTLAND GENERAL ELECTRIC COMPANY - ELECTRIC UTILITY

COMPETITION

The Energy Policy Act of 1992 (Energy Act) set the stage for change in federal and state regulations aimed at increasing both wholesale and retail competition in the electric industry. The Energy Act eased restrictions on independent power production and granted authority to the FERC to mandate open access for the wholesale transmission of electricity. The FERC has taken steps to provide a framework for increased competition in the electric industry. In 1996, the FERC issued Order 888 requiring non-discriminatory open access transmission by all public utilities that own interstate transmission.

FERC actions apply only to the wholesale transmission of electricity. Terms and conditions of retail transmission service are subject to individual state regulation. Since the passage of the Energy Act, various state utility commissions have addressed retail wheeling proposals which would allow retail customers direct access to generation suppliers, marketers, brokers and other service providers in a competitive marketplace for energy services. Several states have implemented pilot programs to evaluate the effects that competition will have on retail customers. Other states, such as California, have passed legislation that mandates the phase in of retail wheeling. Several bills proposing retail competition have been introduced during the 1997 Oregon legislative session. Industry restructuring bills are also being introduced at the federal level.

PGE will file a plan with the OPUC on or before 60 days after the closing of the Enron / PGC merger (see Proposed Merger Discussion above), to open PGE's service territory to competition. This plan will allow residential, commercial and industrial customers to choose their energy supplier and will include a proposal to separate PGE's competitive and monopoly businesses. In addition, the plan will include a proposal for the treatment of transition or stranded costs.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


RETAIL CUSTOMER GROWTH AND ENERGY SALES

Weather adjusted retail energy sales grew 4.7% for the three months ended March 31, 1997 compared to the same period last year. Commercial and industrial sales increased by 8.2% and 8.7%, respectively due to strong growth in most industry segments. Sales to high-tech and lumber industries increased by over 20%, whereas sales to paper manufactures remained flat. Metals manufactures have begun to rebound from prior year production cutbacks. The addition of over 5,300 customers resulted in residential sales growth of 2.1%. The Company expects 1997 retail energy sales growth to be approximately 7.0%.

QUARTERLY INCREASE IN RETAIL CUSTOMERS

QUARTER/YEAR   RESIDENTIAL   COMMERCIAL/INDUSTRIAL

4Q 94          4247          379
1Q 95          3010          270
2Q 95          2194          509
3Q 95          2145          435
4Q 95          5566          554
1Q 96          3633          539
2Q 96          3664           76
3Q 96          3021          594
4Q 96          5151          877
1Q 97          3953          509

WHOLESALE MARKETING

The surplus of electric generating capability in the Western U.S., the entrance of numerous wholesale marketers and brokers into the market, and open access transmission is contributing to increasing pressure on the price of power. In addition the development of financial markets and NYMEX electricity contract trading has led to increased price discovery available to market participants, further adding to the competitive pressure on wholesale margins. During the first quarter PGE's wholesale revenues increased $78 million compared to the same period last year, accounting for 32% of total revenues and 57% of total sales. In future years PGE will continue its participation in the wholesale marketplace to balance its supply of power to meet the needs of its retail customers, manage risk and to administer PGE's current long-term wholesale contracts. Due to increasing volatility and reduced margins resulting from increased competition, long-term wholesale marketing activities will be performed by PGE's non-regulated affiliates.

POWER SUPPLY

Current projections forecast the annual runoff of the Columbia River at The Dalles to be 144 percent of normal, assuming normal precipitation for the rest of the run-off season. Given this forecast, 1997 hydro conditions will be more favorable than those experienced in 1996. Not since the early 1980's has the region had more favorable hydro conditions. Current water conditions should result in continued high levels of hydro generation during the January - July run-off season as well as provide ample water supplies to refill reservoirs for the remainder of the year. As a result of the availability of low-cost hydro generation, most PGE thermal plants are currently in economic or maintenance shutdown. Hydro generation will continue to be a major factor in the availability of low-cost secondary power and the economic displacement of higher cost thermal generation.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following discussion focuses on utility operations, unless otherwise noted. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and fuel costs, quarterly operating earnings are not necessarily indicative of results to be expected for calendar year 1997.

1997 COMPARED TO 1996 FOR THE THREE MONTHS ENDED MARCH 31

Portland General earned $59 million or $1.16 per share for the first quarter of 1997. 1997 earnings include non-operating income items of $17 million.

Excluding the non-operating income items, 1997 quarterly earnings would have been $42 million or $0.82 per share compared to $49 million or $0.97 per share in first quarter 1996. Reduced earnings were the result of a decline in retail revenues caused by lower prices and warmer temperatures during winter heating months. Decreased operating expenses partially offset lower retail revenues.

Retail revenues were down for the period due to a December 1996 rate decrease. This decrease was partially offset by additional revenues resulting from the addition of over 17,000 retail customers since the first quarter of 1996 and sales strong growth experienced in industrial and commercial customer classes.

Wholesale revenues increased $78 million from 1996 due to increased trading activities coupled with a 3% rise in average sales prices.

Purchased power and fuel expense increased $76 million or 95% to supply the increase in wholesale and native loads. Energy purchases were up 65% due to increased wholesale activity. Firm purchases averaged 16.2 mills compared to
14.6 mills last year due to increased gas prices. Spot market purchases averaged 12.5 mills compared to an average 9.3 mills in 1996. Favorable hydro conditions led to thermal plant displacement, also increasing power purchases.

PGE thermal generation increased 208,227 MWh, but accounted for only 5% of total Company energy requirements compared to 27% two years ago.

                       RESOURCE MIX/VARIABLE POWER COSTS

                                             Average Variable
                    Resource Mix             Power Cost (Mills/kWh)

                    1997   1996              1997   1996
Generation           13%    17%               4.3    4.4
Firm Purchases       81     67               16.2   14.6
Spot Purchases        6     16               12.5    9.3
  Total Resources   100%   100%    Average   15.0   12.9

PGE does not have a fuel adjustment clause as part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Operating expenses (excluding variable power, depreciation and income taxes) decreased $9 million due to reduced production, distribution and administrative expenditures. The first quarter of 1996 included non-recurring storm and flood related expenditures.

Other Income increased primarily due to $17 million of non-operating events
representing  the   recovery   of   litigation and related costs associated
with Portland General's  non-utility businesses.


CASH FLOW

PORTLAND GENERAL CORPORATION

Portland General requires cash to pay dividends to its common stockholders, to provide funds to its subsidiaries, to meet debt service obligations and for day to day operations. Sources of cash are dividends from PGE, leasing rentals, short- and intermediate-term borrowings and the sale of its common stock. In order to meet periodic liquidity and operational needs. Portland General maintains a $20 million one-year credit facility.

Portland General received $16 million in dividends from PGE during the first quarter of 1997 and $2 million in proceeds from the exercise of stock options and purchases under the Employee Stock Purchase Plan. In addition Portland General received cash recoveries of litigation and related costs associated with Portland General's non-utility businesses.

PORTLAND GENERAL ELECTRIC COMPANY

CASH  PROVIDED  BY  OPERATIONS  is  used   to   meet  the  day-to-day  cash
requirements  of  PGE.   Supplemental  cash  is  obtained   from   external
borrowings as needed.

A significant portion of cash from operations comes from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash. Cash flows did not change significantly compared to the first quarter of 1996.

INVESTING ACTIVITIES include improvements to generation, transmission and distribution facilities and continued investment in energy efficiency programs. Through March 31, 1997 nearly $36 million has been expended for capital projects, primarily improvements to the Company's distribution system to support the addition of new customers to PGE's service territory.

PGE funds an external trust for Trojan decommissioning costs through customer collections at a rate of $14 million annually. The trust invests in investment-grade tax-exempt and U.S. Treasury bonds. The Company makes withdrawals from the trust, as necessary for reimbursement of decommissioning expenditures.

FINANCING ACTIVITIES - In March 1997 the Company retired $24 million of First Mortgage bonds. In addition, the Company reduced its short term debt balances by $19 million during the quarter.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of March 31, 1997 PGE has the capability to issue preferred stock and additional First Mortgage Bonds in amounts sufficient to meet its capital requirements.

                           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME FOR THE
                            THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                            (UNAUDITED)


                                                   Three Months Ended
                                                   March 31
                                                   1997           1996
                                                   (Thousands of Dollars)

OPERATING REVENUES                                 $   368,075    $   300,581
OPERATING EXPENSES
   Purchased power and fuel                            156,679         80,216
   Production and distribution                          20,111         21,952
   Maintenance and repairs                               7,946         13,249
   Administrative and other                             25,153         27,685
   Depreciation and amortization                        39,291         37,533
   Taxes other than income taxes                        15,297         14,893
                                                       264,477        195,528
OPERATING INCOME BEFORE INCOME TAXES                   103,598        105,053

INCOME TAXES                                            39,548         37,049

NET OPERATING INCOME                                    64,050         68,004

OTHER INCOME (DEDUCTIONS)
   Interest expense                                    (19,119)       (19,768)
   Allowance for funds used during construction            296            242
   Preferred dividend requirement - PGE                   (581)          (986)
   Other - net of income taxes ($9,378) and $726        14,731          1,870

NET INCOME                                            $ 59,377    $    49,362

COMMON STOCK
   Average shares outstanding                       51,375,172     51,063,105
   Earnings per average share                            $1.16          $0.97
   Dividends declared per share                          $0.32          $0.32

                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE
                     THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                    (Unaudited)

                                                   Three Months Ended
                                                   March 31
                                                   1997           1996
                                                   (Thousands of Dollars)

BALANCE AT BEGINNING OF PERIOD                     $   197,812    $   135,885
NET INCOME                                              59,377         49,362
ESOP TAX BENEFIT AND OTHER                                (530)          (530)
                                                       256,659        184,717
DIVIDENDS DECLARED ON COMMON STOCK                      16,449         16,352

BALANCE AT END OF PERIOD                           $   240,210    $   168,365



The accompanying notes are an integral part of these consolidated statements.

                           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                            AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                       (Unaudited)
                                                                       March 31       December 31
                                                                       1997           1996
                                                                       (Thousands of Dollars)

                                   ASSETS
ELECTRIC UTILITY PLANT - ORIGINAL COST
   Utility plant (includes Construction Work in
    Progress of $26,922 and $36,919)                                   $ 2,931,815    $ 2,899,746
   Accumulated depreciation                                             (1,152,599)    (1,124,337)
                                                                         1,779,216      1,775,409
   Capital leases - less amortization of $31,225 and $30,569                 6,094          6,750
                                                                         1,785,310      1,782,159

OTHER PROPERTY AND INVESTMENTS
   Leveraged leases                                                        150,785        150,695
   Trojan decommissioning trust, at market value                            80,153         78,448
   Corporate owned life insurance, less loans of $26,411 and $26,411        86,128         83,666
   Contract termination receivable                                         109,522        111,447
   Other investments                                                        29,770         29,745
                                                                           456,358        454,001
CURRENT ASSETS
   Cash and cash equivalents                                                65,511         29,802
   Accounts and notes receivable                                           139,115        125,314
   Unbilled and accrued revenues                                            44,577         53,317
   Inventories, at average cost                                             34,710         32,903
   Prepayments and other                                                    27,550         17,613
                                                                           311,463        258,949
DEFERRED CHARGES
 Unamortized regulatory assets
   Trojan investment                                                       269,781        275,460
   Trojan  decommissioning                                                 277,116        282,131
   Income taxes recoverable                                                189,534        195,592
   Debt reacquisition costs                                                 27,440         28,063
   Conservation investments - secured                                       78,360         80,102
   Energy efficiency programs                                               13,149         11,974
   Other                                                                    21,072         22,575
 WNP-3 settlement exchange agreement                                       161,050        163,217
 Miscellaneous                                                              30,171         29,026
                                                                         1,067,673      1,088,140
                                                                       $ 3,620,804    $ 3,583,249
                       CAPITALIZATION  AND LIABILITIES
CAPITALIZATION
   Common stock equity
   Common stock, $3.75 par value per share, 100,000,000
    shares authorized, 51,405,317 and 51,317,828 shares outstanding    $   192,788    $   192,442
   Other paid-in capital - net                                             586,251        584,272
   Unearned compensation                                                    (2,373)        (3,072)
   Retained earnings                                                       240,210        197,812
                                                                         1,016,876        971,454
   Cumulative preferred stock of subsidiary
     Subject to mandatory redemption                                        30,000         30,000
   Long-term debt                                                          930,814        933,042
                                                                         1,977,690      1,934,496
CURRENT LIABILITIES
   Long-term debt and preferred stock due within one year                   68,692         92,559
   Short-term borrowings                                                    73,422         92,027
   Accounts payable and other accruals                                     143,050        149,255
   Accrued interest                                                         15,671         14,372
   Dividends payable                                                        17,409         17,386
   Accrued taxes                                                            84,051         30,985
                                                                           402,295        396,584
OTHER
   Deferred income taxes                                                   610,384        614,576
   Deferred investment tax credits                                          46,006         47,314
   Deferred gain on contract termination                                   110,290        112,697
   Trojan decommissioning and transition obligation                        354,632        357,844
   Miscellaneous                                                           119,507        119,738
                                                                         1,240,819      1,252,169
                                                                       $ 3,620,804    $ 3,583,249
The accompanying notes are an integral part of these
consolidated balance sheets.

                       PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE
                         THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                        (UNAUDITED)



                                                   Three Months Ended
                                                   March 31
                                                   1997        1996
                                                   (Thousands of Dollars)

CASH PROVIDED (USED) BY -

OPERATIONS:
  Net income                                       $ 59,377    $ 49,362
  Adjustment to reconcile net income to net cash
   provided by operations:
     Depreciation and amortization                   31,501      29,113
     Amortization of WNP-3 exchange agreement         2,167       1,296
     Amortization of Trojan investment                6,051       5,825
     Amortization of Trojan decommissioning           3,510       3,510
     Amortization of deferred items - other           3,501      (1,473)
     Deferred income taxes - net                        552      (4,772)
     Other noncash revenues                            (349)       (383)
  Changes in working capital:
     (Increase) Decrease in receivables              (4,923)        404
     (Increase) Decrease in inventories              (1,807)       (521)
     Increase (Decrease) in payables                 48,266      26,896
     Other working capital items - net               (9,937)     (8,538)
  Trojan decommissioning expenditures                (2,626)       (530)
  Deferred items - other                             (5,214)     (2,083)
  Miscellaneous - net                                 6,174       4,704
                                                    136,243     102,810
INVESTING ACTIVITIES:
  Utility construction - new resources                    -         (11)
  Utility construction - other                      (35,832)    (33,274)
  Energy efficiency programs                         (1,746)     (2,711)
  Rentals received from leveraged leases              5,711       5,576
  Nuclear decommissioning trust deposits             (3,510)     (4,439)
  Nuclear decommissioning trust withdrawals           2,725       1,356
  Other                                              (4,250)     (7,008)
                                                    (36,902)    (40,511)
FINANCING ACTIVITIES:
  Short-term borrowings - net                       (18,605)      2,151
  Borrowings from Corporate Owned Life Insurance          -       1,312
  Long-term debt issued                                   -      35,000
  Long-term debt retired                            (25,431)    (82,595)
  Repayment of nonrecourse borrowings for
    leveraged leases                                 (4,966)     (4,874)
  Common stock issued                                 1,795       1,433
  Dividends paid                                    (16,425)    (15,303)
                                                    (63,632)    (62,876)
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   35,709        (577)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF PERIOD                                          29,802      11,919
CASH AND CASH EQUIVALENTS AT THE END
  OF PERIOD                                        $ 65,511    $ 11,342

Supplemental disclosures of cash flow information
  Cash paid during the period:
    Interest, net of amounts capitalized           $ 16,533    $ 16,901
    Income taxes                                      2,194           -

The accompanying notes are an integral part of these consolidated statements.

                PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -   PRINCIPLES   OF  INTERIM STATEMENTS

The  interim  financial statements  have
been prepared by  Portland  General and,
in  the  opinion of management,  reflect
all  material   adjustments   which  are
necessary to a fair statement of results
for   the   interim   period  presented.
Certain    information   and    footnote
disclosures  made  in  the  last  annual
report  on Form 10-K have been condensed
or omitted  for  the interim statements.
Certain costs are estimated for the full
year and allocated  to  interim  periods
based on the estimates of operating time
expired,  benefit  received  or activity
associated   with  the  interim  period.
Accordingly, such  costs  are subject to
year-end  adjustment.   It  is  Portland
General's opinion that, when the interim statements are read in conjunction with the 1996 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading.

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

            PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

             FINANCIAL STATEMENTS AND RELATED INFORMATION

                           TABLE OF CONTENTS

                                                          PAGE
                                                          NUMBER

   Management    Discussion   and Analysis of
    Financial Condition and Results of Operations*        3-7

   Financial        Statements                            13-15

   Notes to Financial Statements**                        11


 * The discussion is substantially
   the same as that disclosed by
   Portland     General    and,
   therefore, is incorporated by reference
   to the information  on the page
   numbers listed above.

** The notes are substantially  the
   same as those disclosed by
   Portland   General   and   are
   incorporated by reference to the
   information  on the page numbers
   shown above.

                        Portland General Electric Company and Subsidiaries

                             CONSOLIDATED STATEMENTS OF INCOME FOR THE
                            THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                            (UNAUDITED)

                                                          Three Months Ended
                                                          March 31
                                                          1997        1996
                                                          (Thousands of Dollars)
OPERATING REVENUES                                        $367,682    $300,195

OPERATING EXPENSES
 Purchased power and fuel                                  156,679      80,216
 Production and distribution                                20,111      21,952
 Maintenance and repairs                                     7,946      13,249
 Administrative and other                                   24,444      27,070
 Depreciation and amortization                              39,291      37,512
 Taxes other than income taxes                              15,173      14,847
 Income taxes                                               38,907      37,273
                                                           302,551     232,119
NET OPERATING INCOME                                        65,131      68,076
OTHER INCOME (DEDUCTIONS)
  Other                                                        461        (333)
  Income taxes                                               1,005       1,144
                                                             1,466         811
INTEREST CHARGES
  Interest on long-term debt and other                      18,058      16,537
  Interest on short-term borrowings                          1,071       2,488
  Allowance for borrowed funds used during construction       (296)       (242)
                                                            18,833      18,783

NET INCOME                                                  47,764      50,104

PREFERRED DIVIDEND REQUIREMENT                                 581         986

INCOME AVAILABLE FOR COMMON STOCK                         $ 47,183    $ 49,118

                         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE
                              THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                              (Unaudited)

                                                          Three Months Ended
                                                          March 31
                                                          1997        1996
                                                          (Thousands of Dollars)

BALANCE AT BEGINNING OF PERIOD                            $292,124    $246,282
NET INCOME                                                  47,764      50,104
ESOP TAX BENEFIT AND OTHER                                    (530)       (530)
                                                           339,358     295,856
DIVIDENDS DECLARED
  Common stock                                              13,682      14,966
  Preferred stock                                              581         986
                                                            14,263      15,952
BALANCE AT END OF PERIOD                                  $325,095    $279,904

The accompanying notes are an integral part of these consolidated statements.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                            AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                      (Unaudited)
                                                                      March 31       December 31
                                                                      1997           1996
                                                                      (Thousands of Dollars)

                            ASSETS
ELECTRIC UTILITY PLANT - ORIGINAL COST
  Utility plant (includes Construction Work in
   Progress of $26,922 and $36,919)                                   $ 2,931,815    $ 2,899,746
  Accumulated depreciation                                             (1,152,599)    (1,124,337)
                                                                        1,779,216      1,775,409
  Capital leases - less amortization of $31,225 and $30,569                 6,094          6,750

                                                                        1,785,310      1,782,159
OTHER PROPERTY AND INVESTMENTS
  Contract termination receivable                                         109,522        111,447
  Trojan decommissioning trust, at market value                            80,153         78,448
  Corporate owned life insurance, less loans of $26,411 and $26,411        54,143         51,410
  Other investments                                                        21,526         20,700
                                                                          265,344        262,005
CURRENT ASSETS
  Cash and cash equivalents                                                32,456         19,477
  Accounts and notes receivable                                           157,587        145,372
  Unbilled and accrued revenues                                            44,577         53,317
  Inventories, at average cost                                             34,710         32,903
  Prepayments and other                                                    26,590         16,476
                                                                          295,920        267,545
DEFERRED CHARGES
  Unamortized regulatory assets
   Trojan investment                                                      269,781        275,460
   Trojan  decommissioning                                                277,116        282,131
   Income taxes recoverable                                               189,534        195,592
   Debt reacquisition costs                                                27,440         28,063
   Conservation investments - secured                                      78,360         80,102
   Energy efficiency programs                                              13,149         11,974
   Other                                                                   21,072         22,575
  WNP-3 settlement exchange agreement                                     161,050        163,217
  Miscellaneous                                                            28,808         27,389
                                                                        1,066,310      1,086,503
                                                                      $ 3,412,884    $ 3,398,212
                    CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity
   Common stock, $3.75 par value per share, 100,000,000 shares
    authorized, 42,758,877 shares outstanding                         $   160,346    $   160,346
   Other paid-in capital - net                                            476,253        475,055
  Retained earnings                                                       325,095        292,124
  Cumulative preferred stock
   Subject to mandatory redemption                                         30,000         30,000
  Long-term debt                                                          930,814        933,042
                                                                        1,922,508      1,890,567
CURRENT LIABILITIES
  Long-term debt and preferred stock due within one year                   68,692         92,559
  Short-term borrowings                                                    73,422         92,027
  Accounts payable and other accruals                                     144,466        144,712
  Accrued interest                                                         15,656         14,372
  Dividends payable                                                        14,551         17,117
  Accrued taxes                                                            72,269         31,485
                                                                          389,056        392,272
OTHER
  Deferred income taxes                                                   492,045        497,734
  Deferred investment tax credits                                          46,006         47,314
  Deferred gain on contract termination                                   110,290        112,697
  Trojan decommissioning and transition costs                             354,632        357,844
  Miscellaneous                                                            98,347         99,784
                                                                        1,101,320      1,115,373
                                                                      $ 3,412,884    $ 3,398,212
The accompanying notes are an integral part of
these consolidated balance sheets.

                        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE
                            THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                            (Unaudited)

                                                                                             Three Months Ended

                                                                                             March 31
                                                                                             1997              1996
                                                                                             (Thousands of Dollars)
CASH PROVIDED (USED IN)
  OPERATIONS:
      Net Income                                                                             $ 47,764          $ 50,104
      Non-cash items included in net income:
          Depreciation and amortization                                                        31,501            29,092
          Amortization of WNP-3 exchange agreement                                              2,167             1,296
          Amortization of Trojan investment                                                     6,051             5,825
          Amortization of Trojan decommissioning                                                3,510             3,510
          Amortization of deferred charges - other                                              3,501            (1,473)
          Deferred income taxes - net                                                            (890)           (2,600)
     Changes in working capital:
         (Increase) Decrease in receivables                                                    (3,337)           (1,589)
         (Increase) Decrease in inventories                                                    (1,807)             (521)
          Increase (Decrease) in payables                                                      42,178            35,447
         Other working capital items - net                                                    (10,114)           (8,737)
     Trojan decommissioning expenditures                                                       (2,626)             (530)
     Deferred charges - other                                                                  (5,214)           (2,083)
     Miscellaneous - net                                                                        1,759             4,047
                                                                                              114,443           111,788
INVESTING ACTIVITIES:
     Utility construction - new resources                                                           -               (11)
     Utility construction - other                                                             (35,832)          (33,274)
     Energy efficiency programs                                                                (1,746)           (2,711)
     Nuclear decommissioning trust deposits                                                    (3,510)           (4,439)
     Nuclear decommissioning trust withdrawals                                                  2,725             1,356
     Other investments                                                                         (2,235)           (7,008)
                                                                                              (40,598)          (46,087)
FINANCING ACTIVITIES:
     Short-term debt - net                                                                    (18,605)            2,151
     Borrowings from Corporate Owned Life Insurance                                                 -             1,312
     Long-term debt issued                                                                          -            35,000
     Long-term debt retired                                                                   (25,431)          (82,595)
     Dividends paid                                                                           (16,830)          (14,669)
                                                                                              (60,866)          (58,801)
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                             12,979             6,900
CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF PERIOD                                                                                    19,477             2,241
CASH AND CASH EQUIVALENTS AT THE END
  OF PERIOD                                                                                  $ 32,456          $  9,141
Supplemental disclosures of cash flow information
   Cash paid during the period:
      Interest, net of amounts capitalized                                                   $ 16,533          $ 15,713
      Income taxes                                                                              5,304            (7,437)

The accompanying notes are an integral part of these consolidated statements.

           PORTLAND GENERAL CORPORATION AND SUBSIDIARIES
        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                    PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For further information, see Portland General's and PGE's reports on Form 10-K for the year ended December 31, 1996.

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

PGE appealed to the U.S. Court of Appeals for the Ninth Circuit which, on July 20, 1995, issued an opinion in favor of PGE, reversing the judgment and ordering judgment to be entered in favor of PGE. Columbia Steel filed a petition for reconsideration and on December 27, 1996 , the Ninth Circuit Court of Appeals reversed its earlier decision, ruling in favor of Columbia Steel. In early 1997 PGE's request for reconsideration by the Ninth Circuit has been denied. The case has been remanded to the US District Court for a new determination of damages for service rendered from early 1987 to July 1991.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

            NUMBER   EXHIBIT                        PGC   PGE

             24      Power of Attorney              X     X

             27      Financial Data Schedule - UT   X     X
                     (Electronic Filing Only)

b.  Reports on Form 8-K

March 12, 1997 -  Item 5.  Other Events: Settlement conferences end without settlement.

April 11, 1997 -  Item 5.  Other Events: Merger Agreement amended.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.


                        PORTLAND GENERAL CORPORATION
                        PORTLAND GENERAL ELECTRIC COMPANY
                                 (Registrants)


May 15, 1997              By          /S/ JOSEPH E. FELTZ
                                      Joseph E. Feltz
                                      Assistant Controller
                                      Assistant Treasurer

                                      * Joseph M. Hirko
                                        Sr. Vice President and
                                        Chief Financial Officer


                                      *Signed on behalf of this person.


May 15, 1997              By          /S/ JOSEPH E. FELTZ
                                      Joseph E. Feltz
                                      (Attorney-in-Fact)