Form 10-Q
period 1997-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 1997-08-14
CIK 784977

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q





    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended JUNE 30, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .  No    .

The number of shares outstanding of the registrant's common stock as of August 14, 1997 are:

                   Portland General Electric Company             42,758,877

                           TABLE OF CONTENTS

                                                                PAGE
                                                                NUMBER

DEFINITIONS........................................................2

PART I.   FINANCIAL INFORMATION

             Item 1. Financial Statements
                   Consolidated Statements of Income...............3
                   Consolidated Statements of Retained Earnings....3
                   Consolidated Balance Sheets.....................4
                   Consolidated Statements of Cash Flow............5
                   Notes to Consolidated Financial Statements......6

            Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.... 7

 PART II.  OTHER INFORMATION

             Item 1 - Legal Proceedings...........................13
             Item 6 - Exhibits and Reports on Form 8-K............13
             Signature Page.......................................14



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

           Portland General Electric Company and Subsidiaries

                  CONSOLIDATED STATEMENTS OF INCOME FOR THE
         THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (UNAUDITED)

                                         Three Months Ended               Six Months Ended
                                         June 30                          June 30
                                         1997            1996             1997           1996
                                         (Thousands of Dollars)
OPERATING REVENUES                       $307,595        $232,921         $675,277       $533,116

OPERATING EXPENSES
  Purchased power and fuel                127,835          44,875          284,514        125,091
  Production and distribution              20,982          20,018           41,093         41,970
  Maintenance and repairs                  13,663          11,845           21,609         25,094
  Administrative and other                 25,391          27,066           49,835         54,136
  Depreciation and amortization            38,939          38,529           78,230         76,041
  Taxes other than income taxes            13,626          12,746           28,799         27,593
  Income taxes                             21,291          25,420           60,198         62,693
                                         --------        --------         --------       --------
                                          261,727         180,499          564,278        412,618
                                         --------        --------         --------       --------

NET OPERATING INCOME                       45,868          52,422          110,999        120,498
                                         --------        --------         --------       --------

OTHER INCOME (DEDUCTIONS)
  Other                                       540             256            1,001            (77)
  Income taxes                                781             920            1,786          2,064
                                         --------        --------         --------       --------
                                            1,321           1,176            2,787          1,987
                                         --------        --------         --------       --------
INTEREST CHARGES
  Interest on long-term debt and other     17,846          16,413           35,904         32,950
  Interest on short-term borrowings         1,251           2,771            2,322          5,259
  Allowance for borrowed funds used
   during construction                       (334)           (500)            (630)          (742)
                                         --------        --------         --------       --------
                                           18,763          18,684           37,596         37,467
                                         --------        --------         --------       --------

NET INCOME                                 28,426          34,914           76,190         85,018

PREFERRED DIVIDEND REQUIREMENT                582             645            1,163          1,631
                                         --------        --------         --------       --------

INCOME AVAILABLE FOR COMMON STOCK        $ 27,844        $ 34,269         $ 75,027       $ 83,387
                                         ========        ========         ========       ========

                         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE
                       THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                              (Unaudited)


                                         Three Months Ended               Six Months Ended
                                         June 30                          June 30
                                         1997            1996             1997           1996
                                         (Thousands of Dollars)

BALANCE AT BEGINNING OF PERIOD           $325,095        $279,904         $292,124       $246,282
NET INCOME                                 28,426          34,914           76,190         85,018
ESOP TAX BENEFIT AND OTHER                   (529)           (605)          (1,059)        (1,135)
                                         --------        --------         --------       --------
                                          352,992         314,213          367,255        330,165
                                         --------        --------         --------       --------
DIVIDENDS DECLARED
  Common stock                             16,463          17,958           30,145         32,924
  Preferred stock                             582             645            1,163          1,631
                                         --------        --------         --------       --------
                                           17,045          18,603           31,308         34,555
                                         --------        --------         --------       --------
BALANCE AT END OF PERIOD                 $335,947        $295,610         $335,947       $295,610
                                         ========        ========         ========       ========

The accompanying notes are an integral part of these consolidated statements.


                    PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                         AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                   (Unaudited)
                                                                   June 30                 December 31
                                                                   1997                    1996
                                                                   (Thousands of Dollars)
                             ASSETS

        ELECTRIC UTILITY PLANT - ORIGINAL COST
            Utility plant (includes Construction Work in
              Progress of $34,554 and $36,919)                     $ 2,966,497             $ 2,899,746
            Accumulated depreciation                                (1,179,782)             (1,124,337)
                                                                   -----------             -----------
                                                                     1,786,715               1,775,409
            Capital leases - less amortization of                        5,438                   6,750
              $31,880 and $30,569
                                                                   -----------             -----------
                                                                     1,792,153               1,782,159
                                                                   -----------             -----------
        OTHER PROPERTY AND INVESTMENTS
          Contract termination receivable                              107,565                 111,447
            Trojan decommissioning trust, at market                     82,030                  78,448
              value
            Corporate owned life insurance, less loans                  58,091                  51,410
              of $26,411 and $26,411
            Other investments                                           21,975                  20,700
                                                                   -----------             -----------
                                                                       269,661                 262,005
                                                                   -----------             -----------
        CURRENT ASSETS
            Cash and cash equivalents                                   19,091                  19,477
            Accounts and notes receivable                              127,548                 145,372
            Unbilled and accrued revenues                               39,066                  53,317
            Inventories, at average cost                                35,300                  32,903
            Prepayments and other                                       14,605                  16,476
                                                                   -----------             -----------
                                                                       235,610                 267,545
                                                                   -----------             -----------
        DEFERRED CHARGES
          Unamortized regulatory assets
            Trojan investment                                          263,770                 275,460
            Trojan  decommissioning                                    269,887                 282,131
            Income taxes recoverable                                   183,477                 195,592
            Debt reacquisition costs                                    26,823                  28,063
            Conservation investments - secured                          76,904                  80,102
            Energy efficiency programs                                  14,318                  11,974
            Other                                                       20,583                  22,575
          WNP-3 settlement exchange agreement                          158,884                 163,217
          Miscellaneous                                                 31,873                  27,389
                                                                   -----------             -----------
                                                                     1,046,519               1,086,503
                                                                   -----------             -----------
                                                                   $ 3,343,943             $ 3,398,212
                                                                   ===========             ===========

                   CAPITALIZATION AND LIABILITIES

        CAPITALIZATION
            Common stock equity
              Common stock, $3.75 par value per share,
                100,000,000 shares authorized,
                42,758,877 shares outstanding                      $   160,346             $   160,346
              Other paid-in capital - net                              477,981                 475,055
            Retained earnings                                          335,947                 292,124
            Cumulative preferred stock
               Subject to mandatory redemption                          30,000                  30,000
            Long-term debt                                             876,741                 933,042
                                                                   -----------             -----------
                                                                     1,881,015               1,890,567
                                                                   -----------             -----------
        CURRENT LIABILITIES
            Long-term debt and preferred stock due                      95,826                  92,559
              within one year
            Short-term borrowings                                      111,087                  92,027
            Accounts payable and other accruals                        134,446                 144,712
            Accrued interest                                            13,451                  14,372
            Dividends payable                                              868                  17,117
            Accrued taxes                                               22,280                  31,485
                                                                   -----------             -----------
                                                                       377,958                 392,272
                                                                   -----------             -----------
        OTHER
            Deferred income taxes                                      485,598                 497,734
            Deferred investment tax credits                             45,248                  47,314
            Deferred gain on contract termination                      107,840                 112,697
            Trojan decommissioning and transition costs                349,058                 357,844
            Miscellaneous                                               97,226                  99,784
                                                                   -----------             -----------
                                                                     1,084,970               1,115,373
                                                                   -----------             -----------
                                                                   $ 3,343,943             $ 3,398,212
                                                                   ===========             ===========

        The accompanying notes are an integral part of these consolidated balance sheets.

                        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE
                              SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                            (Unaudited)

                                                         Six Months Ended
                                                         June 30
                                                         1997          1996
CASH PROVIDED (USED IN)
  OPERATIONS:
      Net Income                                         $ 76,190      $  85,018
      Non-cash items included in net income:
          Depreciation and amortization                    63,200         59,577
          Amortization of WNP-3 exchange agreement          4,333          2,160
          Amortization of Trojan investment                12,491         11,760
          Amortization of Trojan decommissioning            7,020          7,021
          Amortization of deferred charges (gains)         (2,899)          (118)
          Deferred income taxes - net                      (2,532)        (6,720)
     Changes in working capital:
         (Increase) Decrease in receivables                32,997         20,066
         (Increase) Decrease in inventories                (2,397)            69
          Increase (Decrease) in payables                 (19,805)       (25,441)
         Other working capital items - net                  1,871           (114)
     Trojan decommissioning expenditures                   (6,199)        (2,139)
     Deferred items - other                                 2,038         11,626
     Miscellaneous - net                                   (1,522)         2,765
                                                         --------      ---------
                                                          164,786        165,530
                                                         --------      ---------
INVESTING ACTIVITIES:
     Utility construction                                 (73,461)       (90,211)
     Energy efficiency programs                            (3,546)        (7,405)
     Nuclear decommissioning trust deposits                (7,020)        (7,950)
     Nuclear decommissioning trust withdrawals              6,074          1,447
     Other investments                                     (6,936)        (9,170)
                                                         --------      ---------
                                                          (84,889)      (113,289)
                                                         --------      ---------
FINANCING ACTIVITIES:
     Short-term debt - net                                 19,060         54,084
     Borrowings from Corporate Owned Life Insurance             -          1,312
     Long-term debt issued                                      -         35,000
     Long-term debt retired                               (51,786)       (87,661)
     Preferred stock retired                                    -        (20,000)
     Dividends paid                                       (47,557)       (30,684)
                                                         --------      ---------
                                                          (80,283)       (47,949)
                                                         --------      ---------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           (386)         4,292
CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF PERIOD                                                19,477          2,241
                                                         --------      ---------
CASH AND CASH EQUIVALENTS AT THE END
  OF PERIOD                                              $ 19,091      $   6,533
                                                         ========      =========
--------------------------------------------------------------------------------
Supplemental disclosures of cash flow information
   Cash paid during the period:
      Interest, net of amounts capitalized               $ 35,996      $  34,884
      Income taxes                                         73,185         56,635
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.


        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 1 - PRINCIPLES OF INTERIM STATEMENTS

The interim financial statements have been prepared by Portland General Electric Company (PGE) and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim period presented. Certain information and footnote disclosures made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on the estimates of operating time expired, benefit received or activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is PGE's opinion that, when the interim statements are read in conjunction with the 1996 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading.

RECLASSIFICATIONS - Certain amounts in prior years have been reclassified for comparative purposes.

NOTE 2 - LEGAL MATTERS

TROJAN INVESTMENT RECOVERY - In April 1996 a circuit court judge in Marion County, Oregon found that the OPUC could not authorize PGE to collect a return on its undepreciated investment in Trojan, contradicting a November 1994 ruling from the same court. The ruling was the result of an appeal of PGE's 1995 general rate order which granted PGE recovery of, and a return on, 87 percent of its remaining investment in Trojan.
The November 1994 ruling, by a different judge of the same court, upheld the Commission's 1993 Declaratory Ruling (DR-10). In DR-10 the OPUC ruled that PGE could recover and earn a return on its undepreciated Trojan investment, provided certain conditions were met. The Commission relied on a 1992 Oregon Department of Justice opinion issued by the Attorney General's office stating that the Commission had the authority to set prices including recovery of and on investment in plant that is no longer in service.

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

OTHER LEGAL MATTERS - PGE is party  to  various other claims, legal actions and
complaints arising in the ordinary course  of  business.   These claims are not
considered material.

NOTE 3 - SUBSEQUENT EVENT

BUSINESS COMBINATION - On July 1, 1997 Portland General Corporation (PGC), the former parent of PGE, consummated a merger transaction pursuant to the Amended and Restated Agreement and Plan of Merger by and among Enron Corp., PGC and Enron Oregon Corp. dated as of July 20, 1996 and amended and restated as of September 24, 1996 and as further amended by the First Amendment dated April 14, 1997 (Amended Merger Agreement). Pursuant to the Amended Merger Agreement, Enron Corp., a Delaware corporation merged with and into Enron Oregon Corp., an Oregon corporation (Reincorporation Merger) and the name of Enron Oregon
Corp. was changed to Enron Corp. (Enron). Promptly following the Reincorporation Merger, PGC merged with and into Enron (PGC Merger), with Enron continuing in existence as the surviving corporation. Pursuant to the Amended Merger Agreement PGE is now a wholly owned subsidiary of Enron and subject to control by the Board of Directors of Enron.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following review of Portland General Electric Company's (PGE) results of operations should be read in conjunction with the Consolidated Financial Statements.

Due to seasonal fluctuations in electricity sales, as  well  as  the  price  of
wholesale   energy  and  fuel  costs,  quarterly  operating  earnings  are  not necessarily indicative of  results to be expected for calendar year 1997.

1997 COMPARED TO 1996 FOR THE THREE MONTHS ENDED JUNE 30

PGE earned $28 million during the second quarter of 1997 compared to earnings of $34 million in 1996. Reduced earnings were the result of a decline in retail sales margins caused by lower prices and increased power costs.

Retail revenues of $205 million were 3% higher than 1996. Increased sales volume to commercial and industrial customers offset a December 1996 price decrease.

Wholesale revenues increased $69 million from 1996 due to increased trading activities.

Increased wholesale sales activity contributed to an $83 million or 185% increase in purchased power and fuel expense. Energy purchases, which were up 88%, averaged 12.6 mills compared to 10.0 mills for 1996. This increase in price was driven by tight market conditions in the southwestern United States. Company generation, primarily hydro, provided 10% of total power needs.

                     RESOURCE MIX/VARIABLE POWER COSTS
                                                              Average Variable
                     Resource Mix                             Power Cost (Mills/kWh)
                     1997            1996                     1997          1996
Generation            10%             13%                      4.4           3.6
Firm Purchases        82              72                      12.8          10.3
Spot Purchases         8              15                      10.7           8.8
                     ----            ----                     ----          ----
  Total Resources    100%            100%       Average       12.5          10.4


PGE does not have a fuel adjustment clause as part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.

Operating expenses (excluding variable power, depreciation and income taxes) were comparable to 1996. Increased maintenance expenses at PGE's generating facilities were offset by reduced Administration and General expenses.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

1997 COMPARED TO 1996 FOR THE SIX MONTHS ENDED JUNE 30

PGE earned $75 million during the six months ended June 30, 1997 compared to earnings of $83 million in 1996. Reduced earnings were the result of a decline in retail revenues caused by lower prices and warmer temperatures. Decreased operating expenses (excluding variable power, depreciation and income taxes) partially offset lower retail revenues.

Retail revenues were down for the period due to a December 1996 rate decrease. This decrease was partially offset by additional revenues resulting from strong sales growth in the industrial and commercial customer classes.

Wholesale revenues increased  $147  million  from  1996  due   to increased
trading activities.

Increased wholesale sales activity contributed to a $159 million or 127% increase in purchased power and fuel expense. Energy purchases, which were up 76%, averaged 14.3 mills compared to 11.9 mills for 1996. Increased gas prices during the winter followed by tight market conditions in the southwestern United States were the major contributors to this increase in price. Company generation, primarily hydro, provided 12% of total power needs.


                      RESOURCE MIX/VARIABLE POWER COSTS

                                                             Average Variable
                     Resource Mix                            Power Cost (Mills/kWh)
                     1997            1996                    1997          1996
Generation            12%             15%                     4.3           4.1
Firm Purchases        81              70                     14.5          12.5
Spot Purchases         7              15                     11.3           9.1
                     ----            ----                    ----          ----
  Total Resources    100%            100%       Average      13.8          11.7



PGE does not have a fuel adjustment clause as part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.

Operating expenses (excluding variable power, depreciation and income taxes) decreased $7 million due to non-recurring storm and flood related expenditures incurred during the first quarter of 1996.

Depreciation and amortization expense increases resulting from normal asset additions (primarily distribution assets) were substantially offset by the amortization of a gain associated with the termination of a power sales agreement.

CASH FLOW

CASH PROVIDED BY OPERATIONS is used to meet the day-to-day cash requirements of PGE. Supplemental cash is obtained from external borrowings as needed.

A significant portion of cash from operations comes from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash. Cash provided by operations were comparable to 1996.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

INVESTING ACTIVITIES include improvements to generation, transmission and distribution facilities and continued investment in energy efficiency programs. Through June 30, 1997 nearly $73 million has been expended for capital projects, primarily improvements to the Company's distribution system to support the addition of new customers to PGE's service territory.

PGE funds an external trust for Trojan decommissioning costs through customer collections at a rate of $14 million annually. The trust invests in investment-grade tax-exempt and U.S. Treasury bonds. The Company makes withdrawals from the trust, as necessary for reimbursement of decommissioning expenditures. During the first two quarters of 1997 PGE has withdrawn $6 million from the trust.

FINANCING ACTIVITIES - Cash used for financing activities totaled $80 million in 1997 compared to $48 million in 1996. Through June 30, 1997 PGE made three dividend payments totaling $46 million to PGC compared to two dividend payments of $29 million during the same period in 1996. PGE redeemed $49 million of First Mortgage bonds during 1997.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of June 30, 1997 PGE has the capability to issue preferred stock and additional First Mortgage Bonds in amounts sufficient to meet its capital requirements.


FINANCIAL AND OPERATING OUTLOOK

BUSINESS COMBINATION

On July 1, 1997 Portland General Corporation (PGC), the former parent of PGE, consummated a merger transaction pursuant to the Amended and Restated Agreement and Plan of Merger by and among Enron Corp., PGC and Enron Oregon Corp. dated as of July 20, 1996 and amended and restated as of September 24, 1996 and as further amended by the First Amendment dated April 14, 1997 (Amended Merger Agreement). Pursuant to the Amended Merger Agreement, Enron Corp., a Delaware corporation merged with and into Enron Oregon Corp., an Oregon corporation (Reincorporation Merger) and the name of Enron Oregon Corp. was changed to Enron Corp. (Enron). Promptly following the Reincorporation Merger, PGC merged with and into Enron (PGC Merger), with Enron continuing in existence as the surviving corporation. Pursuant to the Amended Merger Agreement PGE is now a wholly owned subsidiary of Enron and subject to control by the Board of Directors of Enron.

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

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

COMPETITION

Since the passage of the Energy Policy Act of 1992 and the advent of open access for the wholesale transmission of electricity, various state utility commissions have addressed proposals which would allow retail customers direct access to generation suppliers, marketers, brokers and other service providers in a competitive marketplace for energy services. Several states have implemented pilot programs to evaluate the effects that competition will have on retail customers. Other states, such as California, have passed legislation that mandates the phase in of customer access to energy suppliers. Although several bills proposing retail competition were introduced during the 1997 Oregon legislative session, none were approved.
Industry restructuring bills have also been introduced at the federal level.

In a move to prepare for future retail competition, PGE recently submitted to the OPUC a proposal for an introductory Customer Choice
Plan to allow 50,000 PGE customers in four cities to buy their power from competing energy service providers by the end of this year.
This program will allow certain customers in Oregon to experience a competitive electricity market on an introductory basis. The
program  will  be   available   to residential, small business  and
commercial customers in the four cities, and industrial customers
throughout the service territory. If approved   by  the  OPUC,  these
customers could begin receiving electricity from a company of their choice by December, 1997. PGE is working closely with the OPUC and other interested parties to address their goals of customer benefits through customer choice with the desire to have as many qualified energy service providers participating in this program as possible. Although customers may choose to purchase electricity from companies other than PGE, the power will be delivered over PGE's existing distribution system. PGE will continue to maintain all wires, power poles and equipment and will make all repairs in the event of an outage. Safety and
reliability remain a high   priority  for PGE. This program is being
launched to provide information to PGE and the OPUC on the effects of future retail competition on PGE and its customers.

As a condition to the OPUC's approval of the Enron/PGC merger, on or before September 1, 1997 PGE will submit to the OPUC a plan to open it's entire service territory to competition. This plan will allow residential, commercial and industrial customers to choose their energy provider and will include a proposal to separate PGE generating facilities from its transmission and distribution system. This action will allow the generating assets to be used more effectively to compete in an open marketplace, and will allow distribution assets to be focused on providing quality service, safety and reliability. In addition the plan will include a proposal for the treatment of transition costs or the costs a utility would not recover in a fully competitive environment. The amount of these transition costs has yet to be determined.

PGE is dependent upon the regulatory process to ensure that future revenues will be provided for the recovery of regulatory assets and the transition costs mentioned above. In the event that all or a portion of PGE's operations are no longer subject to cost-based regulation (due to a change in regulation or the effects of competition), PGE could have write-offs associated with these costs if they are not recovered through another regulatory mechanism.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RETAIL CUSTOMER GROWTH AND ENERGY SALES

Weather adjusted retail energy sales were up 5.6% for the six months ended June 30, 1997 compared to the same period last year. Industrial and commercial sales increased by 12.6% and 4.8%, respectively due to strong growth in most industry segments. Sales to high-tech and lumber industrial customers increased by 15% to 20%. Most commercial sectors grew between 3% and 8%. The addition of over 10,017 customers resulted in residential sales growth of 2.3%. The Company expects 1997 retail energy sales growth to be approximately 6%.

Quarterly Increase in Retail Customers

Quarter/Year   Residential         Commercial/Industrial

1Q 95          3010                270
2Q 95          2194                509
3Q 95          2145                435
4Q 95          5566                554
1Q 96          3633                539
2Q 96          3664                 76
3Q 96          3021                594
4Q 96          5151                877
1Q 97          3953                509
2Q 97          4693                537

WHOLESALE MARKETING

The surplus of electric generating capability in the Western U.S., the entrance of numerous wholesale marketers and brokers into the market, and open access transmission is contributing to increasing pressure on the price of power. In addition, the development of financial markets and NYMEX electricity contract trading has led to increased price discovery available to market participants, further adding to the competitive pressure on wholesale margins. During the first six months of 1997 PGE's wholesale revenues increased $147 million compared to the same period last year, accounting for 32% of total revenues and 60% of total sales volume. In future years PGE will continue its participation in the wholesale marketplace to balance its supply of power to meet the needs of its retail customers, manage risk and to administer PGE's current long-term wholesale contracts. Due to increasing volatility and reduced margins resulting from increased competition, long-term wholesale marketing activities will eventually be performed by PGE's non-regulated affiliates.

POWER SUPPLY

Current projections forecast the annual runoff of the Columbia River at The Dalles to be 149 percent of normal, assuming normal precipitation for the rest of the run-off season. If this forecast holds true, this year's runoff will be the largest since record keeping began. The last record was set in 1974. 1997 hydro conditions should provide more than ample water supplies to refill reservoirs for the remainder of the year. Hydro generation will continue to be a major factor in the availability of low-cost secondary power and the economic displacement of higher cost thermal generation.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. The primary components include net income as well as adjustments for foreign currency translation, minimum pension liability and unrealized gains and losses on securities. The new standard requires that comprehensive income be shown on the financial statements effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. PGE does not expect the adoption of this statement to have a significant effect on its financial position and results of operation.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 131, Disclosures About Segments of Enterprise and Related Information". This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. This standard will be effective for fiscal years beginning after December 15, 1997. Since PGE has only one major operating segment that is material to its operations, PGE does not expect the adoption of this statement to have a significant effect on its financial position and results of operation.

The SEC has amended rules and forms to clarify and expand existing disclosure requirements for derivative financial instruments, other financial instruments, and derivative commodity instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements outside the financial statements and related notes to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. These amended rules are effective for filings that include financial statements for fiscal periods ending after June 15, 1997. PGE does not expect the adoption of this statement to have a significant effect on its financial position and results of operation.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although PGE believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, political developments affecting federal and state regulatory agencies, the pace of deregulation of retail electricity, environmental regulations, changes in the cost of power and adverse weather conditions during the periods covered by the forward looking statements.

           PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                    PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For further information, see PGE's report on Form 10-K for the year ended December 31, 1996.

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

PGE appealed  to  the  U.S.  Court  of Appeals for the Ninth Circuit
which, on July 20, 1995, issued an opinion in favor of PGE, reversing the judgment and ordering judgment to be entered in favor of PGE. Columbia Steel filed a petition for reconsideration and on December 27, 1996 , the Ninth Circuit Court of Appeals reversed its earlier decision, ruling in favor of Columbia Steel. In early 1997 PGE's request for reconsideration by the Ninth Circuit was denied. The case was remanded to the US District Court for a new determination of damages for service rendered from early 1987 to July 1991. On July 2, 1997 PGE filed a request for certiorari with the US Supreme Court. A response is expected during the latter part of 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

            NUMBER                                EXHIBIT

             27                                   Financial Data Schedule - UT
                                                  (Electronic Filing Only)

b.  Reports on Form 8-K

June 4, 1997 -    Item 5.  Other Events: OPUC approves merger.

June 24, 1997 -   Item 5.   Other  Events:  Shareholders  approve
                  merger.

July 1, 1997 -    Item 1.  Changes  in  Control  of  Registrant:  Merger
                  consummated.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.



                          PORTLAND GENERAL ELECTRIC COMPANY
                                    (Registrants)


August 14, 1997           By         /S/ STEVEN N. ELLIOTT
                                       Steven N. Elliott
                                    Vice President, Finance,
                                         and Treasurer


August 14, 1997           By         /S/ JOSEPH E. FELTZ
                                        Joseph E. Feltz
                                          Controller
                                      Assistant Treasurer