Form 10-Q
period 1997-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 1997-11-14
CIK 784977

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q





    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended SEPTEMBER 30, 1997


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

The number of shares outstanding of the registrant's common stock as of November 14, 1997 are:

                   Portland General Electric Company             42,758,877

                                   TABLE OF CONTENTS

                                                                    PAGE
                                                                    NUMBER

DEFINITIONS..........................................................2

PART I.   FINANCIAL INFORMATION

             Item 1. Financial Statements
                Consolidated Statements of Income.....................3
                Consolidated Statements of Retained Earnings..........3
                Consolidated Balance Sheets...........................4
                Consolidated Statements of Cash Flow..................5
                Notes to Consolidated Financial Statements............6

            Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........8

PART II.  OTHER INFORMATION

            Item 1 - Legal Proceedings...............................16
            Item 6 - Exhibits and Reports on Form 8-K................16
            Signature Page...........................................17



                                      DEFINITIONS

AFDC...............................Allowance For Funds Used During Construction
Bonneville Pacific...............................Bonneville Pacific Corporation
BPA.............................................Bonneville Power Administration
Coyote Springs..................................Coyote Springs Generation Plant
Enron...............................................................Enron Corp.
FERC.......................................Federal Energy Regulatory Commission
Holdings........................................Portland General Holdings, Inc.
kWh...............................................................Kilowatt-Hour
Mill......................................................One tenth of one cent
MWa...........................................................Average megawatts
MWh...............................................................Megawatt-hour
NYMEX..............................................New York Mercantile Exchange
OPUC or the Commission.........................Oregon Public Utility Commission
Portland General or PGC............................Portland General Corporation
PGE or the Company............................Portland General Electric Company
PUHCA................................Public Utility Holding Company Act of 1935
Trojan.....................................................Trojan Nuclear Plant
USDOE........................................United States Department of Energy
WAPA...............................................Western Area Power Authority
WNP-3..............................Washington Public Power Supply System Unit 3

           Portland   General   Electric   Company   and Subsidiaries

                     CONSOLIDATED  STATEMENTS  OF INCOME  FOR THE
           THREE  MONTHS  AND NINE MONTHS ENDED SEPTEMBER  30, 1997 AND 1996
                                  (UNAUDITED)



                                         Three Months Ended         Nine Months Ended
                                         September 30               September 30
                                         1997          1996         1997            1996
                                                      (Thousands of Dollars)

OPERATING REVENUES                       $390,883      $259,656     $1,066,160      $792,772

OPERATING EXPENSES
  Purchased power and fuel                223,694        80,299        508,208       205,390
  Production and distribution              20,099        22,698         61,192        64,668
  Maintenance and repairs                  11,381        12,016         32,990        37,110
  Administrative and other                 25,936        26,726         75,771        80,862
  Depreciation and amortization            36,661        38,868        114,891       114,909
  Taxes other than income taxes            13,857        12,325         42,656        39,918
  Income taxes                             13,703        19,243         73,901        81,936
                                         --------      --------     ----------      --------
                                          345,331       212,175        909,609       624,793
                                         --------      --------     ----------      --------

NET OPERATING INCOME                       45,552        47,481        156,551       167,979
                                         --------      --------     ----------      --------

OTHER INCOME (DEDUCTIONS)
  Other                                   (24,111)         (732)       (23,110)         (809)
  Income taxes                             10,867           856         12,653         2,920
                                         --------      --------     ----------      --------
                                          (13,244)          124        (10,457)        2,111
                                         --------      --------     ----------      --------

INTEREST CHARGES
  Interest on long-term debt and other     16,788        17,770         52,692        50,720
  Interest on short-term borrowings         1,377         2,525          3,699         7,784
  Allowance for borrowed funds used
   during construction                       (365)         (609)          (995)       (1,351)
                                         --------      --------     ----------      --------
                                           17,800        19,686         55,396        57,153
                                         --------      --------     ----------      --------

NET INCOME                                 14,508        27,919         90,698       112,937

PREFERRED DIVIDEND REQUIREMENT                581           581          1,744         2,212
                                         --------      --------     ----------      --------
INCOME AVAILABLE FOR COMMON STOCK        $ 13,927      $ 27,338     $   88,954      $110,725
                                         ========      ========     ==========      ========


                    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE
               THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                         (Unaudited)

                                         Three Months Ended         Nine Months Ended
                                         September 30               September 30
                                         1997          1996         1997            1996
                                                      (Thousands of Dollars)


BALANCE AT BEGINNING OF PERIOD           $335,947      $295,610     $  292,124      $246,282
NET INCOME                                 14,508        27,919         90,698       112,937
ESOP TAX BENEFIT AND OTHER                   (530)         (530)        (1,589)       (1,665)
                                         --------      --------     ----------      --------
                                          349,925       322,999        381,233       357,554
                                         --------      --------     ----------      --------

DIVIDENDS DECLARED
  Common stock - cash                      16,676        56,014         46,821        88,938
  Common stock - property                  96,941             -         96,941             -
  Preferred stock                             581           581          1,744         2,212
                                         --------      --------     ----------      --------
                                          114,198        56,595        145,506        91,150
                                         --------      --------     ----------      --------
BALANCE AT END OF PERIOD                 $235,727      $266,404     $  235,727      $266,404
                                         ========      ========     ==========      ========

_____________________________________________________________________________
The accompanying notes are an integral part of these consolidated statements.

        PORTLAND    GENERAL    ELECTRIC   COMPANY   AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                          AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                        (Unaudited)
                                                                        September 30            December 31
                                                                        1997                    1996
                                                                             (Thousands of Dollars)

                                                    ASSETS

        ELECTRIC UTILITY PLANT - ORIGINAL COST
            Utility plant (includes Construction Work in
             Progress of $28,435 and $36,919)                           $ 3,002,771             $ 2,899,746
            Accumulated depreciation                                     (1,206,639)             (1,124,337)
                                                                        -----------             -----------
                                                                          1,796,132               1,775,409
            Capital leases - less amortization of $32,536 and $30,569         4,783                   6,750
                                                                        -----------             -----------
                                                                          1,800,915               1,782,159
                                                                        -----------             -----------

        OTHER PROPERTY AND INVESTMENTS
            Contract termination receivable                                 105,576                 111,447
            Receivable from parent                                          105,870                       -
            Trojan decommissioning trust, at market value                    86,091                  78,448
            Corporate owned life insurance, less loans
             of $26,411 and $26,411                                          58,552                  51,410
            Other investments                                                17,460                  20,700
                                                                        -----------             -----------
                                                                            373,549                 262,005
                                                                        -----------             -----------

        CURRENT ASSETS
            Cash and cash equivalents                                        27,288                  19,477
            Accounts and notes receivable                                   146,657                 145,372
            Unbilled and accrued revenues                                    39,779                  53,317
            Inventories, at average cost                                     30,883                  32,903
            Prepayments and other                                            26,266                  16,476
                                                                        -----------             -----------
                                                                            270,873                 267,545
                                                                        -----------             -----------
        DEFERRED CHARGES
          Unamortized regulatory assets
            Trojan investment                                               257,599                 275,460
            Trojan  decommissioning                                         261,325                 282,131
            Income taxes recoverable                                        177,419                 195,592
            Debt reacquisition costs                                         26,315                  28,063
            Conservation investments - secured                               75,423                  80,102
            Energy efficiency programs                                       14,628                  11,974
            Other                                                            20,065                  22,575
          WNP-3 settlement exchange agreement                                     -                 163,217
          Miscellaneous                                                      33,638                  27,389
                                                                        -----------             -----------
                                                                            866,412               1,086,503
                                                                        -----------             -----------
                                                                        $ 3,311,749             $ 3,398,212
                                                                        ===========             ===========

                                        CAPITALIZATION AND LIABILITIES

        CAPITALIZATION
            Common stock equity
              Common stock, $3.75 par value per share,
                 100,000,000 shares authorized,
                 42,758,877 shares outstanding                          $   160,346                 160,346
              Other paid-in capital - net                                   478,522                 475,055
            Retained earnings                                               235,727                 292,124
            Cumulative preferred stock
               Subject to mandatory redemption                               30,000                  30,000
            Long-term debt                                                  839,598                 933,042
                                                                        -----------             -----------
                                                                          1,744,193               1,890,567
                                                                        -----------             -----------

        CURRENT LIABILITIES
            Long-term debt and preferred stock due within one year           85,962                  92,559
            Short-term borrowings                                           114,517                  92,027
            Accounts payable and other accruals                             158,255                 144,712
            Accrued interest                                                 14,743                  14,372
            Dividends payable                                                   868                  17,117
            Accrued taxes                                                   102,252                  31,485
                                                                        -----------             -----------
                                                                            476,597                 392,272
                                                                        -----------             -----------

        OTHER
            Deferred income taxes                                           366,596                 497,734
            Deferred investment tax credits                                  44,242                  47,314
            Deferred gain on contract termination                           105,346                 112,697
            Merger obligation                                               104,359                       -
            Trojan decommissioning and transition costs                     342,094                 357,844
            Miscellaneous                                                   128,322                  99,784
                                                                        -----------             -----------
                                                                          1,090,959               1,115,373
                                                                        -----------             -----------
                                                                        $ 3,311,749             $ 3,398,212
                                                                        ===========             ===========
-----------------------------------------------------------------------------------------------------------
        The accompanying notes are an integral part of these consolidated balance sheets.

                      PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE
                          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                          (UNAUDITED)


                                                                                            Nine Months Ended
                                                                                            September 30
                                                                                            1997              1996
                                                                                            (Thousands of Dollars)

CASH PROVIDED (USED IN)
  OPERATIONS:
      Net Income                                                                            $  90,698         $ 112,937
      Non-cash items included in net income:
          Depreciation and amortization                                                        92,541            89,765
          Amortization of WNP-3 exchange agreement                                              6,500             3,887
          Amortization of Trojan investment                                                    19,037            18,118
          Amortization of Trojan decommissioning                                               10,531            10,531
          Amortization of deferred charges (credits)                                           (3,264)              354
          Deferred income taxes - net                                                         (56,656)           (8,900)
          Other non-cash expenses                                                              24,000                 -
     Changes in working capital:
         (Increase) Decrease in receivables                                                    11,702            27,890
         (Increase) Decrease in inventories                                                     2,020             3,506
          Increase (Decrease) in payables and accrued taxes                                    85,268             7,896
          Other working capital items - net                                                    (9,790)           (8,697)
     Trojan decommissioning expenditures                                                      (11,057)           (4,836)
     Deferred items - other                                                                     5,550            12,841
     Miscellaneous - net                                                                       10,421             4,440
                                                                                             --------         ---------
                                                                                              277,501           269,732
                                                                                             --------         ---------

INVESTING ACTIVITIES:
     Utility construction                                                                    (115,560)         (133,344)
     Energy efficiency programs                                                                (4,543)          (10,243)
     Nuclear decommissioning trust deposits                                                   (10,530)          (11,692)
     Nuclear decommissioning trust withdrawals                                                  8,469             3,229
     Other investments                                                                         (6,936)           (9,301)
                                                                                             --------         ---------
                                                                                             (129,100)         (161,351)
                                                                                             --------         ---------
FINANCING ACTIVITIES:
     Short-term debt - net                                                                     22,490             4,277
     Borrowings from Corporate Owned Life Insurance                                                 -             1,312
     Long-term debt issued                                                                          -            85,000
     Long-term debt retired                                                                   (98,267)          (87,661)
     Preferred stock retired                                                                        -           (20,000)
     Dividends paid                                                                           (64,813)          (88,989)
                                                                                             --------         ---------
                                                                                             (140,590)         (106,061)
                                                                                             --------         ---------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                              7,811             2,320
CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF PERIOD                                                                                    19,477             2,241
                                                                                             --------         ---------
CASH AND CASH EQUIVALENTS AT THE END
  OF PERIOD                                                                                  $ 27,288         $   4,561
                                                                                             ========         =========
_______________________________________________________________________________________________________________________
Supplemental disclosures of cash flow information
   Cash paid during the period:
      Interest, net of amounts capitalized                                                   $ 51,535         $  53,485
      Income taxes                                                                             73,185            75,667

_______________________________________________________________________________________________________________________
The accompanying notes are an integral part of these consolidated statements.


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

NOTE 2 - BUSINESS COMBINATION

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

PGE's consolidated financial statements have been prepared on the historical cost basis and do not reflect an allocation of the purchase price to PGE that was recorded by Enron as a result of the PGC Merger.

NOTE 3 - WNP-3 SETTLEMENT EXCHANGE AGREEMENT

On August 28, 1997, PGE's Board of Directors declared a special dividend in the form of a transfer of PGE's rights and certain obligations under the WNP-3 Settlement Exchange Agreement (WSA) and the long-term power sale agreement with the Western Area Power Administration (WAPA). This transaction was recorded during the third quarter of 1997 with the transfer of PGE's net investment in these contracts to Enron Corp., PGE's parent and sole common stockholder. The FERC is currently reviewing this transaction with approval expected by the end of 1997.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


NOTE 4 - LEGAL MATTERS

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


1997 COMPARED TO 1996 FOR THE THREE MONTHS ENDED SEPTEMBER 30

PGE earned $15 million for the third quarter of 1997 which includes a $14 million (net of income taxes) non-recurring loss provision recorded for future costs associated with non-utility property. Excluding this provision 1997 third quarter earnings would have been $29 million compared to earnings of $28 million in 1996. Increased retail sales volume offset the effects of a December 1996 price decrease.

Retail revenues of $204 million were 2% higher than 1996. Increased sales volume to all customer classes more than offset a December 1996 price decrease. Commercial and industrial MW sales benefitted from a strong economy. Additionally there was an 18,697 or 3% increase in the number of residential customers compared to last year.


           KILOWATT HOURS SOLD (MILLIONS)

                         1997             1996

Retail                   4,364            4,103

Wholesale                8,665            2,913


Wholesale revenues increased $124 million from 1996 due to increased trading activities.

The increase in wholesale sales activity along with increased retail sales volume contributed to a $143 million or 179% increase in purchased power and fuel expense. Energy purchases, which were up 124%, averaged 18.6 mills compared to 13.4 mills for 1996.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


This increase in price was driven by increased natural gas prices along with tight power supply conditions in the southwestern United States. Company generation provided 16% of total power needs.

                             KILOWATT/VARIABLE POWER COSTS

                                                                   Average Variable
                    Kilowatt-Hours (millions)                      Power Cost (Mills/kWh)
                    1997               1996                        1997           1996

Generation           2,288             2,427                        9.1            9.3
Firm Purchases      10,104             3,990                       19.2           14.8
Spot Purchases         916               934                       11.8            8.3
                    ------             -----                       ----           ----
  Total Send-Out    13,308             7,351      Average          17.0           12.0
                    ======             =====                       ====           ====


PGE does not have a fuel adjustment clause as part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.

Operating expenses (excluding variable power, depreciation and income taxes) decreased $2 million due to productivity improvements at PGE's generating facilities.

Other Income (deductions) reflects a loss provision recorded for future demolition and removal costs associated with non-utility property.

1997 COMPARED TO 1996 FOR THE NINE MONTHS ENDED SEPTEMBER 30

PGE earned $89 million for the nine months ended September 30, 1997 which includes a $14 million (net of income taxes) non-recurring loss provision recorded for future costs associated with non-utility property. Excluding this provision 1997 earnings would have been $103 million compared to earnings of $111 million in 1996. Reduced earnings were the result of a decline in retail revenues caused by lower prices and warmer temperatures during the first quarter. Decreased operating expenses (excluding variable power, depreciation and income taxes) partially offset lower retail revenues.

Retail revenues were down for the period due to a December 1996 rate decrease. This decrease was partially offset by additional revenues resulting from strong sales growth in the industrial and commercial customer classes.

           KILOWATT HOURS SOLD (MILLIONS)

                        1997             1996

Retail                  13,370           12,770
Wholesale               22,043            7,152

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Wholesale  revenues  increased  $271 million from 1996  due   to  increased
trading activities.

The increase in wholesale sales activity along with increased retail sales volume contributed to a $303 million or 147% increase in purchased power and fuel expense. Energy purchases, which were up 90%, averaged 15.7 mills compared to 12.4 mills for 1996. Increased natural gas prices during the first quarter followed by tight power supply conditions in the southwestern United States were the major contributors to this increase in price. Company generation, primarily hydro, provided 13% of total power needs.


      KILOWATT HOURS/VARIABLE POWER COSTS
                                                                   Average Variable
                   Kilowatt hours (millions)                       Power Cost (Mills/kWh)
                   1997               1996                         1997           1996

Generation          4,965              4,455                        5.3            6.9
Firm Purchases     28,818             13,436                       16.2           13.2
Spot Purchases      2,528              3,034                        9.8            9.0
                   ------             ------                       ----           ----
  Total Send out   36,311             20,925      Average          14.2           11.2
                   ======             ======                       ====           ====



PGE does not have a fuel adjustment clause as part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.

Operating expenses (excluding variable power, depreciation and income taxes) decreased $10 million due to productivity improvements at PGE's generating facilities. Non-recurring storm and flood related expenditures were incurred during the first quarter of 1996.

Depreciation and amortization expense increases resulting from normal asset additions (primarily distribution assets) were substantially offset by the amortization of a gain associated with the termination of a power sales agreement.

Other Income (deductions) reflects a loss provision recorded for future demolition and removal costs associated with non-utility property.

FINANCIAL CONDITION

During the third quarter PGE's net worth decreased $97 million due to the declaration of a special non-cash dividend by PGE's Board of Directors. This transaction resulted in the transfer of PGE's rights and certain obligations under the WNP-3 Settlement Exchange Agreement (WSA) and the long-term power sale agreement with the Western Area Power Administration (WAPA). This transaction was recorded during the third quarter of 1997 with the transfer of PGE's net investment in these contracts to Enron Corp., PGE's parent and sole common stockholder. The FERC is currently reviewing this transaction with approval expected by the end of 1997.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


CASH FLOW

CASH PROVIDED BY OPERATIONS is used to meet the day-to-day cash requirements of PGE. Supplemental cash is obtained from external borrowings as needed.

A significant portion of cash from operations comes from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash. Improved cash flows in the current year were due to reduced operating and maintenance expenditures.

INVESTING ACTIVITIES include improvements to generation, transmission and distribution facilities and continued investment in energy efficiency programs. Through September 30, 1997 nearly $116 million has been expended for capital projects, primarily improvements to the Company's distribution system to support the addition of new customers to PGE's service territory.

PGE funds an external trust for Trojan decommissioning costs through customer collections at a rate of $14 million annually. The trust invests in investment-grade tax-exempt and U.S. Treasury bonds. The Company makes withdrawals from the trust, as necessary for reimbursement of decommissioning expenditures. During the first three quarters of 1997 PGE has withdrawn $8 million from the trust.

FINANCING ACTIVITIES - Cash used for financing activities totaled $141 million in 1997 compared to $106 million in 1996. PGE has issued no new long-term debt in 1997 and has instead relied on short-term borrowings to manage its day to day financing requirements. Through September 30, 1997 PGE's cash dividend payments to its parents totaled $65 million compared to $89 million in 1996.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of September 30, 1997 PGE has the capability to issue preferred stock and additional First Mortgage Bonds in amounts sufficient to meet its capital requirements.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


FINANCIAL AND OPERATING OUTLOOK


RETAIL CUSTOMER GROWTH AND ENERGY SALES

Weather adjusted retail energy sales were up 6.3% for the nine months ended September 30, 1997 compared to the same period last year. Industrial and commercial sales increased by 13.0% and 4.3%, respectively due to strong growth in most industry segments. Sales to Paper and High-Tech industrial customers have increased by more than 300 million kWh compared to last year accounting for almost 70% of the 440 million kWh growth in sales in this sector. Most commercial sectors grew between 3% and 8%. The addition of over 13,546 customers resulted in residential sales growth of 3.7%. The Company expects 1997 retail energy sales growth to be approximately 6%.

QUARTERLY INCREASE IN RETAIL CUSTOMERS

Quarter/Year      Residential      Commercial/Industrial

2Q 95             2,194            509
3Q 95             2,145            435
4Q 95             5,566            554
1Q 96             3,633            539
2Q 96             3,664             76
3Q 96             3,021            594
4Q 96             5,151            877
1Q 97             3,953            509
2Q 97             4,693            537
3Q 97             3,529            388


RESIDENTIAL EXCHANGE PROGRAM - The Regional Power Act (RPA), passed in 1980, attempted to resolve growing power supply and cost inequities between customers of government and publicly owned utilities, who have priority access to the low-cost power from the federal hydroelectric system, and the customers of investor owned utilities ( IOU). The RPA created the residential exchange program which exists to ensure that all residential and farm customers in the region, the vast majority of which are served by IOUs, receive similar benefits from the publicly funded federal power system. Exchange program benefits are passed directly to residential and farm customers. The exchange benefit provided PGE residential and small farm customers totaled $44 million for the 12 months ended September 30, 1997. PGE and the BPA are engaged in negotiations about the possibility of a BPA buy out and termination of the current exchange program. Proceeds received from the possible buy out will be used to establish future Residential Benefits.

WHOLESALE MARKETING

The surplus of electric generating capability in the Western U.S., the entrance of numerous wholesale marketers and brokers into the market, and open access transmission is contributing to increasing pressure on the price of power. In addition, the development of financial markets and NYMEX electricity contract trading has led to increased price discovery available to market participants, further adding to the competitive pressure on wholesale margins. During the first nine months of 1997 PGE's wholesale revenues increased $270 million compared to the same period last year, accounting for 37% of total revenues and 62% of total sales volume. PGE will continue its participation in the wholesale marketplace in order to balance its supply of power to meet the needs of its retail customers, manage risk and to administer PGE's current long-term wholesale contracts. However, due to increasing volatility and reduced margins resulting from increased competition, long-term wholesale marketing activities are being transferred to PGE's non-regulated affiliates. As a result PGE expects that its future revenues from the wholesale marketplace will decline.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



POWER SUPPLY

Hydro conditions for the year have been extremely favorable. The 1997 January-to-July runoff on the Columbia River was 150% of normal representing the largest runoff since consistent record keeping began in 1929. Reservoirs were 95% full at the end of July which will allow the region to use rainfall for generation of electricity rather than to fill reservoirs. Hydro conditions for the remainder of the year are highly dependant upon levels of precipitation.

Several species of salmon found in the Snake River, a major tributary of the Columbia River, have been granted protection under the Federal Endangered Species Act (ESA). In an effort to help restore these fish, the federal government has reduced the amount of water allowed to flow through the turbines at the hydro electric dams on the Snake and Columbia River while the young salmon are migrating to the ocean. This has resulted in reduced amounts of electricity generated at the dams. Favorable hydro conditions helped mitigate the affect of these actions in 1996 and 1997. If this practice is continued in future years it could mean less water available in the fall and winter for generation when demand for electricity in the Pacific Northwest is highest. Although PGE does not own any hydroelectric facilities on the Columbia and Snake rivers, it does buy energy from the agencies which do.

In early 1997, the State of Oregon proposed an aggressive recovery plan for the Oregon coastal Coho salmon. The National Marine Fisheries Service (NMFS) accepted this recovery plan and as a result this run of salmon was not listed for federal protection. PGE has no hydro electric projects that will be impacted by this action.

A petition to protect winter steelhead trout under the federal endangered species act has been filed. The affected areas include the lower Columbia River tributaries in Oregon and Washington. PGE biologists along with state natural resource agencies and various stakeholders are developing a set of recommendations as an alternative to a federal listing. This will culminate in a state sponsored recovery plan which will be presented to the NMFS in early 1998. If this plan is accepted the steelhead will not be listed as endangered or threatened. Regardless of the outcome of this decision, PGE's hydro electric projects on the Willamette, Clackamas and Sandy Rivers will not be impacted for at least another year. PGE is examining ways to operate its hydro facilities to further enhance these populations of steelhead.

YEAR 2000

PGE utilizes software and related technologies that will be affected by the date change in the year 2000. An internal program is currently underway to determine the full scope, related costs and action plan to insure that PGE's systems continue to meet its internal needs and those of its customers.

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

PGE's consolidated financial statements have been prepared on the historical cost basis and do not reflect an allocation of the purchase price to PGE that was recorded by Enron as a result of the PGC Merger.


CUSTOMER CHOICE

GENERAL
As a condition to the OPUC's approval of the Enron/PGC merger, PGE filed with the OPUC a plan to open it's entire service territory to competition. This plan will allow all residential, commercial and industrial customers to choose their energy provider. This plan also outlines how PGE proposes to separate its regulated businesses from
it's  potentially  competitive  businesses   of  electricity  sales,
customer service and generation. Under the plan,  PGE  will cease to
sell   electricity,   focusing   instead  on  the  transmission  and
distribution of electricity. This  action  will allow the generating
assets  to  be  used   more  effectively  and  compete  in  an  open
marketplace, and will allow distribution assets to be focused on providing quality service, safety and reliability. Enron Energy Services, an unregulated affiliated company, will compete with other energy service providers, but will not use the PGE name. PGE will seek 100 percent recovery of its transition costs, the difference between the cost of certain assets and the market value of those assets. The amount of these transition costs has yet to be determined.

PGE is dependent upon the regulatory process to ensure that future revenues will be provided for the recovery of regulatory assets, including the transition costs mentioned above. In the event that the regulatory process does not provide revenues for recovery of transition costs, PGE could be required to write-off all or a portion of such amounts from its balance sheet.

INTRODUCTORY PROGRAM
In a move to prepare for future retail competition, PGE submitted to the OPUC a proposal for an introductory Customer Choice Plan to allow 50,000 PGE customers in four cities to buy their power from competing energy service providers by the end of 1997. This program will allow certain customers in Oregon to experience a competitive electricity market. The program, which received OPUC approval, will be available to residential, small business and commercial customers in the four cities, and industrial customers throughout PGE's service territory. Effective October 22, 1997 PGE's large industrial customers throughout its service territory have the opportunity to purchase up to 50 percent of their electricity from from competiting electricity providers. Residential, small business and commercial customers can begin receiving electricity from a company of their choice as early as December 1, 1997

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Seven energy service providers have been certified by the OPUC and given the approval to begin offering to eligible customers electricity and other energy products and services. PGE is also encouraging the
development   of   aggregators.   Aggregators   are   companies   or
organizations  that  combine  the  power  needs  of  their  existing
members,  customers  or  constituents.   By  pooling the electricity
load, the aggregators can make larger, more economical electricity purchases and deliver more competitive prices to the individual customer. Although customers may choose to purchase electricity from companies other than PGE, the power will be delivered over PGE's existing distribution system. PGE will continue to maintain all wires, power poles and equipment and will make all repairs in the event of an outage. Safety and reliability remain the highest priority for PGE. PGE does not expect that this program will have a materially adverse impact on operating margins. This program, which terminates on December 31, 1998, is being undertaken to provide information to PGE and the OPUC on the effects of future retail competition on PGE and its customers.


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

PGE appealed to the U.S. Court of Appeals for the Ninth Circuit which, on July 20, 1995, issued an opinion in favor of PGE, reversing the judgment and ordering judgment to be entered in favor of PGE. Columbia Steel filed a petition for reconsideration and on December 27, 1996 , the Ninth Circuit Court of Appeals reversed its earlier decision, ruling in favor of Columbia Steel. In early 1997 PGE's request for reconsideration by the Ninth Circuit was denied.
The case was remanded to the US District Court for a new determination of damages for service rendered from early 1987 to July 1991. On July 2, 1997 PGE filed a request for certiorari with the US Supreme Court. A response is not expected before 1998. On August 2, 1997 the US District Court entered a new judgement in favor of Columbia Steel for approximately $3.7 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

            NUMBER                      EXHIBIT

             27                         Financial   Data Schedule - UT
                                        (Electronic Filing Only)

b.  Reports on Form 8-K

None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.



                          PORTLAND GENERAL ELECTRIC COMPANY
                                               (Registrants)


November 14 , 1997        By      /S/ STEVEN N. ELLIOTT
                                  Steven N. Elliott
                                  Vice President Finance
                                  and Treasurer




November 14 , 1997        By      /S/ JOSEPH E. FELTZ
                                  Joseph E. Feltz
                                  Controller
                                  Assistant Treasurer