Form 10-K
period 1997-12-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 1998-03-30
CIK 784977

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-K

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                          OR
    [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
           For the Transition period from ________________ to _______________

                            Commission File Number 1-5532-99

                            PORTLAND GENERAL ELECTRIC COMPANY
                 (Exact name of registrant as specified in its charter)

OREGON                                                      93-0256820
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                 121 SW SALMON STREET, PORTLAND, OREGON 97204
              (Address of principal executive offices) (zip code)

      Registrant's telephone number, including area code: (503) 464-8000

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

TITLE OF CLASS
Portland General Electric Company,
 7.75% Series, Cumulative Preferred Stock, no par value        None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes   X      No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998: $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1998: 42,758,877 shares of Common Stock, $3.75 par value. (All shares are owned by Enron Corp.)

                                  DEFINITIONS


The following abbreviations or acronyms used in the text and notes are defined below:

Abbreviations
 OR ACRONYMS                         TERM

Beaver..............................Beaver Combustion Turbine Plant
Bethel..............................Bethel Combustion Turbine Plant
Boardman............................Boardman Coal Plant
BPA.................................Bonneville Power Administration
Centralia...........................Centralia Coal Plant
COB.................................California/Oregon Border
Colstrip............................Colstrip Units 3 and 4 Coal Plant
Coyote Springs......................Coyote Springs Generation Plant
CUB.................................Citizens' Utility Board
DEQ.................................Oregon Department of Environmental Quality
EFSC................................Oregon Energy Facility Siting Council
Enron...............................Enron Corp
EPA.................................Environmental Protection Agency
FASB................................Financial Accounting Standards Board
FERC................................Federal Energy Regulatory Commission
Financial Statements................Refers to Financial Statements of Portland
                                    General Electric
                                    Company included in Part II, Item 8 of this
                                    report.
Intertie............................Pacific Northwest Intertie Transmission
                                    Line
IOUs................................Investor-Owned Utilities
IRS.................................Internal Revenue Service
kWh.................................Kilowatt-Hour
MMBtu...............................Million British thermal units
MW..................................Megawatt
MWa.................................Average megawatts
MWh.................................Megawatt-hour
NRC.................................Nuclear Regulatory Commission
NYMEX...............................New York Mercantile Exchange
OPUC or the Commission..............Oregon Public Utility Commission
Portland General or PGC.............Portland General Corporation
PGE or the Company..................Portland General Electric Company
PUD.................................Public Utility District
Regional Power Act..................Pacific Northwest Electric Power Planning
                                    and Conservation Act
SFAS................................Statement of Financial Accounting Standards
                                    issued by the FASB
WPPSS or Supply System..............Washington Public Power Supply System
Trojan..............................Trojan Nuclear Plant
USDOE...............................United States Department of Energy
WAPA................................Western Area Power Authority
WNP-3...............................Washington Public Power Supply System Unit 3
                                    Nuclear Project
WSCC................................Western Systems Coordinating Council

                               TABLE OF CONTENTS
                                                                          PAGE

Definitions................................................................. 2

PART I
      Item 1.  Business....................................................  4

      Item 2.  Properties.................................................. 12

      Item 3.  Legal Proceedings........................................... 14


PART II
      Item 5.  Market for Registrant's Common Equity and
               Related Stockholder Matters................................. 16

      Item 6.  Selected Financial Data..................................... 16

      Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 17

      Item 8.  Financial Statements and Supplementary Data................. 27

      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................... 44

PART III
      Item 10. Directors and Executive Officers of the Registrant.......... 45

      Item 11. Executive Compensation...................................... 48

      Item 12. Security Ownership of Certain Beneficial Owners
               and Management.............................................. 54

      Item 13. Certain Relationships and Related Transactions.............  55

PART IV
      Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K......................................... 56

Signatures................................................................. 57

Exhibit Index.............................................................. 58

                                Part I



ITEM 1. BUSINESS


                                    GENERAL

PGE, incorporated in 1930, is an electric utility engaged in the generation, purchase, transmission, distribution, and sale of electricity in the State of
Oregon.   PGE  also  sells energy to wholesale customers throughout the western
United States. PGE's Oregon service area is 3,170 square miles, including 54 incorporated cities, of which Portland and Salem are the largest, within a
state-approved  service area allocation of 4,070 square miles.   PGE  estimates
that  at  the  end  of  1997  its  service area  population  was  approximately
1.5 million, constituting approximately 44% of the state's population. At December 31, 1997 PGE served approximately 685,000 customers.

On July 1, 1997 Portland General Corporation (PGC), the former parent of PGE, merged with Enron Corp. (Enron) with Enron continuing in existence as the surviving corporation. PGE is now a wholly owned subsidiary of Enron and subject to control by the Board of Directors of Enron.

As of December 31, 1997, PGE had 2,729 employees. This compares to 2,587 and 2,533 PGE employees at December 31, 1996 and 1995, respectively.


                              OPERATING REVENUES

RETAIL
PGE serves a diverse retail customer base. Residential customers constitute the largest customer class and account for 44% of retail revenues. Residential demand is highly sensitive to the effects of weather. Commercial customers consume 40% and industrial customers 16% of retail revenues. Since 1995 commercial demand has grown by 9%, making this the Company's most rapidly growing retail customer class. Sales to industrial customers rebounded in 1997 after a 4% decline in 1996. The commercial and industrial classes are not dominated by any single industry. While the 20 largest customers constitute 21% of retail demand, they represent 10 different industrial groups including paper manufacturing, high technology, metal fabrication, transportation equipment, and health services. No single customer represents more than 10% of PGE's retail load. PGE's retail revenues peak during the winter season.

In late 1997 PGE filed a proposal before the OPUC which would give all its customers a choice of electricity providers as early as January 1, 1999. PGE's Customer Choice Implementation Proposal includes new price tariffs and a new structure for the company. If the proposal is approved by the OPUC, PGE would become a regulated transmission and distribution company focused on delivering, but not selling electricity.

WHOLESALE
Wholesale revenues continued to make a significant contribution to overall revenues, providing over 35% of total operating revenues for 1997. During the last several years PGE has actively marketed wholesale power throughout the western United States and has experienced record sales growth since 1994. Most of the Company's wholesale growth has come through sales to marketers and brokers. These sales are predominantly of a short-term nature. Due to increasing volatility and reduced margins resulting from increased competition, long-term wholesale marketing activities have been transferred to PGE's non-regulated affiliates. PGE expects that its future revenues from the wholesale marketplace will decline.

The following table summarizes operating revenues and MWh sales for the years ended December 31:

                                                 1997              1996              1995
Operating Revenues (Millions)
     Residential                                 $   391           $   427           $   380
     Commercial                                      343               346               336
     Industrial                                      143               149               153
     Public Street Lighting                           11                11                11
         Tariff Revenues                             888               933               880
         Accrued (Collected) Revenues                 10              (27)               (3)
     Retail                                          898               906               877
     Wholesale                                       497               194                95
     Other                                            21                10                10
         Total Operating Revenues                $ 1,416           $ 1,110           $   982
Megawatt-Hours Sold (Thousands)
     Residential                                   6,999             7,073             6,622
     Commercial                                    6,873             6,475             6,285
     Industrial                                    4,247             3,909             4,056
     Public Street Lighting                          100               102               102
        Retail                                    18,219            17,559            17,065
        Wholesale                                 26,934            10,188             3,383
           Total MWh Sold                         45,153            27,747            20,448


For additional information on year-to-year revenue trends, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

                           OREGON REGULATORY MATTERS

CUSTOMER CHOICE

Proposal
In late 1997 PGE filed a proposal before the OPUC which would give all of its customers a choice of electricity providers and provide a price decrease of
about 10% as early as January  1,  1999.   PGE's Customer Choice Implementation
Proposal includes new tariffs and a new structure for the company. If the proposal is approved by the OPUC, PGE would become a regulated
transmission  and   distribution company focused on delivering, but not selling electricity. PGE would continue to operate and maintain the electricity delivery system and handle outage restoration, while other competitive companies would market power to customers over that system. To effect this restructuring PGE is asking for OPUC approval to sell all its generating assets, which represent approximately 27% of PGE's total assets, and power supply and purchase contracts. A sale of PGE's supply portfolio would allow the OPUC to put a dollar value on "transition costs," the costs that a regulated utility company would be unable to recover in a competitive market. PGE is seeking full recovery of these transition costs.

PGE is dependent upon the regulatory process to ensure that future revenues will be provided for the recovery of regulatory assets, including the transition costs mentioned above. In the event that the regulatory process does not provide revenues for recovery of transition costs, PGE could be required to write off all or a portion of such amounts from its balance sheet.

INTRODUCTORY PROGRAM
In a move to prepare for future retail competition, PGE initiated an introductory Customer Choice Plan to allow 50,000 PGE customers in four cities to buy their power from competing energy service providers. This program allows certain customers in Oregon to experience a competitive electricity market. The program, which received OPUC approval, is available to residential, small business and commercial customers in the four cities, and industrial customers throughout PGE's service territory. Since October 1997 PGE's large industrial customers throughout its service territory have had the opportunity to purchase up to 50 percent of their electricity from competing electricity providers. Residential, small business and commercial customers were given the option of receiving electricity from a company of their choice in December 1997. Under this program, customers in the four cities can pool or aggregate their electric load in order to negotiate a cheaper rate from energy suppliers. To date over 7,000 retail customers have selected alternative energy service providers. This program, which terminates on December 31, 1998, is being undertaken to provide information to PGE and the OPUC on the effects of future retail competition on PGE and its customers. PGE does not expect that this program will have a materially adverse impact on operating margins.

LEAST COST ENERGY PLANNING
The OPUC adopted Least Cost Energy Planning for all energy utilities in Oregon with the goal of selecting the mix of resources that yields a reliable supply of energy at the least cost to customers. In September 1997 PGE submitted its 1998-1999 Integrated Resource Plan (IRP) to the OPUC. This plan recognizes the fundamental changes occurring in the electric industry and establishes a transition strategy for the next two years. The plan will maintain PGE's delivery capability and provides a bridge to a competitive environment in which funding for public purposes is provided from a System Benefit Charge.

RESIDENTIAL EXCHANGE PROGRAM
The Regional Power Act (RPA), passed in 1980, attempted to resolve growing power supply and cost inequities between customers of government and publicly owned utilities, who have priority access to the low-cost power from the federal hydroelectric system, and the customers of IOUs. The RPA created the residential exchange program to ensure that all residential and farm customers in the region, the vast majority of which are served by IOUs, receive similar benefits from the publicly funded federal power system. Exchange benefits, and any related changes in the amount of benefits, have generally passed directly to PGE's customers in the form of price increases or decreases. Effective January 1998 rates for PGE's residential and small farm customers increased 11.9% due to the Bonneville Power Administration's (BPA) elimination of the Residential Exchange Credit. PGE has contested this decision and is working with the BPA to resolve the issue.

ENERGY EFFICIENCY
PGE has promoted the efficient use of electricity for over two decades. Current Demand Side Management (DSM) programs provide a range of services to  all  classes  of  PGE
customers. DSM programs seek to capitalize on windows of opportunity in which efficiency measures are most cost-effective both for PGE's ratepayers and the
specific  customers.   In  order  to  do  this PGE is focusing on commercial or
industrial new construction and industrial process improvements. PGE continues to provide a weatherization program for eligible low-income families. PGE is also focusing on developing a regional solution to funding and delivering energy efficiency in a competitive environment.


                           COMPETITION AND MARKETING

GENERAL
At the onset of nationwide electricity deregulation PGE is maintaining its commitment to service excellence while assisting with the formation of a competitive electricity market in the Northwest. Its Customer Choice Implementation Proposal was filed with the OPUC in December 1997 and an introductory program has been put in place. The proposal addresses five key principles: bringing true market conditions to the industry, separating the regulated and non-regulated portions of utility services, removing the incumbent utility advantage, transferring commercial customer relationships to the energy service provider and allowing the market to determine the cost of transitioning from a regulated to a deregulated environment. The proposal, if approved by the OPUC, will create one of the nation's first regulated electricity transmission and distribution companies focused on delivering, but not selling, power. In the new environment, PGE would continue to operate and maintain the electricity delivery system and handle outages, while other competitive companies would market power to customers over that system.

RETAIL COMPETITION AND MARKETING
PGE operates within a state-approved service area and under current regulation is substantially free from direct retail competition with other electric utilities. PGE's competitors within its Oregon service territory include other fuel suppliers, such as the local natural gas company, which compete with PGE for the residential and commercial space and water heating market. In addition, there is the potential of a loss of PGE service territory to the creation of public utility districts or municipal utilities by voters. In the future PGE will focus on transitioning to a regulated transmission and distribution company.

WHOLESALE COMPETITION AND MARKETING
During the last few years, the western United States has become a vibrant marketplace for the trading of electricity and PGE has been an active participant. During 1997 PGE's wholesale revenues increased 156% over 1996 levels with wholesale activities accounting for 35% of total revenues and 60% of total megawatt-hour sales. However, due to increasing volatility and reduced margins resulting from increased competition, long-term wholesale marketing activities have been transferred to PGE's non-regulated affiliates.

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

                                 POWER SUPPLY

Growth within PGE's service territory, as well as its wholesale trading activities has underscored the Company's need for sources of reliable, low-cost energy supplies. The demand for energy within PGE's service territory has experienced an average annual growth rate of approximately 2.5% over the last 10 years. Wholesale demand has experienced significant increases. In 1996 and 1997 PGE's wholesale sales increased approximately 200% annually. Although wholesale activity is expected to decline, PGE's retail demand should continue its upward trend. PGE has relied increasingly on short-term purchases to supplement its existing base of generating resource and long-term power contracts to meet its energy needs. Short-term purchases include spot market, or secondary, purchases as well as firm purchases for periods less than one year in duration. The availability of short-term firm purchase agreements and PGE's ability to renew these contracts on a month-by-month basis have enabled PGE to minimize risk and enhance its ability to provide reliable low-cost energy to retail customers. Increased competition has placed competitive pressures on the price of short-term power as well as enhanced its availability. Northwest hydro conditions also have a significant impact on regional power supply. Plentiful water conditions can lead to surplus power and the economic displacement of more expensive thermal generation.

GENERATING CAPABILITY
PGE's existing hydroelectric, coal-fired and gas-fired plants are important resources for the Company, providing 2,120 MW of generating capability (see
Item 2. Properties, for a full listing of PGE's generating facilities). PGE's lowest-cost producers are its eight hydroelectric projects on the Clackamas, Sandy, Deschutes, and Willamette rivers in Oregon. These facilities operate under federal licenses, which will be up for renewal between the years 2001 and 2006.

PURCHASED POWER
PGE has long-term power contracts with four hydro projects on the mid-Columbia River which provide PGE with 590 MW of firm capacity. PGE also has firm contracts, ranging in term from one to 30 years, to purchase 512 MW, primarily hydro-generated, from other Pacific Northwest utilities. In addition, PGE has long-term exchange contracts with summer-peaking Southwest utilities to help meet its winter-peaking requirements. These resources, along with short-term contracts, provide PGE with sufficient firm capacity to serve its peak loads.

SYSTEM RELIABILITY AND THE WSCC
PGE relies on wholesale market purchases within the WSCC in conjunction with its base of generating resources to supply its resource needs and maintain
system reliability.   The  WSCC  is  the  largest  and  most diverse of the 10
regional electric reliability councils.  The WSCC performs an essential role in
developing  and  monitoring  established  reliability  criteria   guides   and
procedures to ensure continued reliability of the electric system. During the last few years, the area covered by WSCC has become a dynamic marketplace for the trading of electricity. This area, which extends from Canada to Mexico and includes 14 Western states, is very diverse in climates. Peak loads occur at different times of the year in the different regions within the WSCC area. Energy loads in the Southwest peak in summer due to air conditioning; northern loads peak during winter heating months. Further, according to WSCC forecasts, the nearly 80 electric organizations participating in the WSCC, which include utilities, independent power producers and transmission utilities, have sufficient generating capacity to meet forecast demand and energy requirements during the next 10 years. Favorable water conditions have the ability to further increase energy supplies.

JANUARY RESERVE MARGIN WSCC REGION

          MEGAWATTS       PERCENT
1993       22,997         0.217
1994       31,033         0.310
1995       28,693         0.288
1996       24,500         0.221
1997       36,246         0.325
1998       37,145         0.326
1999       33,240         0.286
2000       33,735         0.286
2001       32,680         0.273
2002       30,842         0.253

During  1997,  PGE's  peak  load  was  3,448  MW,  of which 52% was met through
economical  short-term  purchases.   PGE's  firm resource  capacity,  including
short-term purchase agreements, totaled approximately 4,714 MW as of December 31, 1997.

RESTORATION OF SALMON RUNS
Several species of salmon found in the Snake River and the Columbia rivers, have
been granted protection under the federal Endangered Species Act (ESA).   In an
effort to help restore these fish, the federal government has reduced the amount of water allowed to flow through the turbines at the hydroelectric dams on the Snake and Columbia rivers while the young salmon are migrating to the ocean. This has resulted in reduced amounts of electricity generated at the dams. Favorable hydro conditions helped mitigate the effect of these actions in 1996 and 1997. If this practice is continued in future years it could mean less water available in the fall and winter for generation when demand for electricity in the Pacific Northwest is highest. Although PGE does not own any hydroelectric facilities on the Columbia and Snake rivers, it does buy energy from both utilities and federal agencies which do.

In early 1997, the State of Oregon proposed an aggressive recovery plan for the Oregon coastal Coho salmon. The National Marine Fisheries Service (NMFS) accepted this recovery plan and as a result this run of salmon was not listed for federal protection. PGE has no hydroelectric projects that will be impacted by this action.

Also in 1997, a petition to protect winter steelhead trout under the federal Endangered Species Act was reviewed by NMFS. In early 1998 NMFS listed this species as threatened. The affected areas include the lower Columbia River tributaries in Oregon and Washington. PGE is currently evaluating what impact this listing will have on the operation of its hydroelectric projects on the Willamette, Clackamas and Sandy rivers.

                                  FUEL SUPPLY

Fuel supply contracts are negotiated to support annual planned plant operations. Flexibility in contract terms is sought to allow for the most economic dispatch of PGE's thermal resources in conjunction with the current market price of wholesale power.

COAL

BOARDMAN
PGE has an agreement to purchase coal for Boardman through the year 2000. The agreement does not require a minimum amount of coal to be purchased, allowing PGE to obtain coal from other sources. During 1997 PGE did not take deliveries under this contract but purchased coal under favorable short-term agreements. Coal purchases in 1997 contained less than 0.4% of sulfur by weight and emitted less than the EPA allowable limit of 1.2 pounds of sulfur dioxide per MMBtu when burned. The coal, from surface mining operations in Montana and Wyoming, was subject to federal, state and local regulations. Coal is delivered to Boardman by rail under a contract which expires in 2002.

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


                                SULFUR                  TYPE OF POLLUTION
      PLANT                     CONTENT                 CONTROL EQUIPMENT
      Boardman, OR              0.4%                    Electrostatic precipitators
      Centralia, WA             0.7%                    Electrostatic precipitators
      Colstrip, MT              0.7%                    Scrubbers and precipitators


NATURAL GAS

In addition to the agreements discussed below, the Company utilizes short-term and spot market purchases to secure transportation capacity and gas supplies sufficient to fuel plant operations.

BEAVER
PGE owns 90% of the Kelso-Beaver Pipeline which directly connects its Beaver generating station to Northwest Pipeline, an interstate gas pipeline operating between British Columbia and New Mexico. During 1997, PGE had access to 76,000 MMBtu/day of firm transportation capacity, enough to operate Beaver at a 70% load factor.

COYOTE SPRINGS
The  Coyote  Springs  generating  station  utilizes  41,000  MMBtu/day  of firm transportation on three interconnected pipeline systems accessing the gas fields in Alberta, Canada. Coyote Springs' one and two-year gas supply contracts expire in November 1998 and November 1999. Gas supplies and transportation capacity are sufficient to fully fuel Coyote Springs. Minimum purchase requirements represent 50% of the plant's capacity.

                             ENVIRONMENTAL MATTERS

PGE operates in a state recognized for environmental leadership. PGE's environmental stewardship policy emphasizes minimizing waste in its operations, minimizing environmental risk and promoting energy efficiency.

REGULATION
PGE's current and historical operations are subject to a wide range of environmental protection laws covering air and water quality, noise, waste
disposal, and other environmental  issues.   PGE is also subject to the Federal
Rivers and Harbors Act of 1899 and similar Oregon laws under which it must obtain permits from the U.S. Army Corps of Engineers or the Oregon Division of State Lands to construct facilities or perform activities in navigable waters
of the State.   The  EPA  regulates the proper use, transportation, cleanup and
disposal of polychlorinated  biphenyls  (PCBs).   State agencies or departments
which  have  direct  jurisdiction  over  environmental  matters   include   the
Environmental Quality Commission, the DEQ, the Oregon Department of Energy and EFSC. Environmental matters regulated by these agencies include the siting and operation of generating facilities and the accumulation, cleanup, and disposal of toxic and hazardous wastes.

CLEANUP
PGE is involved with others in the environmental cleanup of PCB contaminants at various sites as a potentially responsible party (PRP). The cleanup effort is considered complete at several sites which are awaiting consent orders from the appropriate regulatory agencies. These and future cleanup costs are not expected to be material.

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

Boardman was assigned sufficient emission allowances by the EPA to operate after the year 2000 at a 60% to 67% capacity factor without having to further reduce emissions. If needed PGE will purchase additional allowances to meet excess capacity needs. Centralia will be required to reduce emissions by the year 2000. The owner-operator utility is considering the installation of scrubbers. It is not anticipated that Colstrip will be required to reduce emissions because it utilizes scrubbers. However, future legislation, if adopted, could affect plant operations and increase operating costs or reduce coal-fired capacity.

Air contaminant discharge permits or federal operating permits, issued by the DEQ, have been obtained for all of PGE's fossil fuel generating facilities with only one limitation, at the Bethel plant, on power production. DEQ limits night operations of Bethel to one unit due to noise considerations. Maximum plant operations are allowed during the day.

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

ITEM 2.           PROPERTIES



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

                                    OREGON

Generating facilities owned by PGE are set forth in the following table:

                                                                       PGE Net MW
Facility                 Location                      Fuel            Capability
WHOLLY OWNED:
  Faraday                Clackamas River               Hydro              44
  North Fork             Clackamas River               Hydro              54
  Oak Grove              Clackamas River               Hydro              44
  River Mill             Clackamas River               Hydro              23
  Pelton                 Deschutes River               Hydro             108
  Round Butte            Deschutes River               Hydro             300
  Bull Run               Sandy River                   Hydro              22
  Sullivan               Willamette River              Hydro              16
  Beaver                 Clatskanie, OR                Gas/Oil           500
  Bethel                 Salem, OR                     Gas/Oil           116
  Coyote Springs         Boardman, OR                  Gas/Oil           241
                                                                                         PGE
JOINTLY OWNED:                                                                           INTEREST
  Boardman               Boardman, OR                  Coal              331  @          65.0%
  Centralia              Centralia, WA                 Coal               33  @           2.5%
  Colstrip 3 & 4         Colstrip, MT                  Coal              288  @          20.0%
  Trojan                 Rainier, OR                   Nuclear           -    @          67.5%
                                                                       2,120


PGE holds licenses under the Federal Power Act for its hydroelectric generating plants. All of its licenses expire during the years 2001 to 2006. FERC requires that a notice of intent to relicense these projects be filed approximately five years prior to expiration of the license. PGE is actively pursuing the renewal of these licenses. The State of Oregon also has licensed all or portions of five hydro plants. For further information see the Hydro Relicensing discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Following  the  1993 Trojan closure, PGE was granted a possession-only  license
amendment by the  NRC.   In  early 1996 PGE received NRC approval of its Trojan
decommissioning plan. See Note 11, Trojan Nuclear Plant, in the Notes to the Financial Statements for further information.

LEASED PROPERTIES
Combustion turbine generators at Bethel and Beaver are leased by PGE. These leases expire in 1998 and 1999. PGE is currently evaluating its renewal options. PGE leases its headquarters complex in downtown Portland and the coal-handling facilities and certain railroad cars for Boardman.

ITEM 3. LEGAL PROCEEDINGS

                                    UTILITY

UTILITY REFORM PROJECT V. OPUC, MULTNOMAH COUNTY CIRCUIT COURT

On February 18, 1992 the Utility Reform Project (URP) filed a complaint in Multnomah County Oregon Circuit Court asking the court to set aside OPUC Order No. 91-1781 which authorized deferred accounting, suspended certain rate schedules and opened an investigation on PGE's request for a temporary rate increase to recover a portion (approximately $22 million) of the excess power costs incurred during the 1991 Trojan outage. URP's challenge was stayed pending the outcome of a similar jurisdictional issue in another case already on appeal. That other case has been decided, and the URP challenge will now proceed. PGE plans to intervene in this case shortly.

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

PGE appealed to the U.S. Court of Appeals for the Ninth Circuit which, on July 20, 1995, issued an opinion in favor of PGE, reversing the judgment and
ordering  judgment  to  be entered in favor of PGE.   Columbia  Steel  filed  a
petition for reconsideration and on December 27, 1996 , the Ninth Circuit Court of Appeals reversed its earlier decision, ruling in favor of Columbia Steel and remanding the case to the U.S. District Court for a new determination of damages for service rendered from early 1987 to July 1991. In early 1997 PGE's request for reconsideration by the Ninth Circuit was denied. On July 2, 1997 PGE filed a request for certiorari with the U.S. Supreme Court. A response is expected in 1998. On August 2, 1997 the U.S. District Court entered a new judgment in favor of Columbia Steel for approximately $3.7 million.

CITIZENS' UTILITY BOARD OF OREGON V. PUBLIC UTILITY COMMISSION OF OREGON AND UTILITY REFORM PROJECT AND COLLEEN O'NEIL V. PUBLIC UTILITY COMMISSION OF OREGON, MARION COUNTY OREGON CIRCUIT COURT

The Citizens' Utility Board (CUB) appealed a 1994 ruling from the Marion County Circuit Court which upheld the order of the OPUC in its Declaratory Ruling proceeding (DR-10). In the DR-10 proceeding, PGE filed an Application with the OPUC requesting a Declaratory Ruling regarding recovery of the Trojan investment and decommissioning costs. On August 9, 1993 the OPUC issued the declaratory ruling. In its ruling, the OPUC agreed with an opinion issued by the Oregon Department of Justice (Attorney General) stating that under current law, the OPUC has authority to allow recovery of and a return on Trojan investment and future decommissioning costs.

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

On April 4, 1996 a circuit court judge in Marion County, Oregon rendered a decision that contradicted a November 1994 ruling from the same court. The 1996 decision found that the OPUC could not authorize PGE to collect a return on its undepreciated investment in Trojan currently in PGE's rate base. Both the 1994 and 1996 circuit court decisions have been appealed to the Oregon Court of Appeals where they have been consolidated. PGE expects a ruling in 1998.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


PGE is a wholly owned subsidiary of Enron. PGE's common stock is not publicly traded. Aggregate cash dividends declared on common stock were as follows (millions of dollars):

                  QUARTER             1997           1996
                  First               $14            $15
                  Second               16             18
                  Third                17             56
                  Fourth                -             16

PGE is restricted, without prior OPUC approval, from making any dividend distributions to Enron that would reduce PGE's common equity capital below 48% of total capitalization.



ITEM 6.   SELECTED FINANCIAL DATA




                        FOR THE YEARS ENDED DECEMBER 31
                           1997       1996      1995        1994      1993
                                     (millions of dollars)

Operating Revenues         $1,416     $1,110    $  982      $  959    $  945
Net Operating Income          208        230       201         159       160
Net Income                    126        156        93{1}      106       100

Total Assets               $3,256     $3,398    $3,246      $3,354    $3,227
Long-Term Obligations{2}    1,038        963       931         856       873

NOTES TO THE TABLE ABOVE:
1 Includes a loss of $50 million from regulatory disallowances.
2 Includes long-term debt, preferred stock subject to mandatory redemption requirements, long-term capital lease obligations and short-term debt intended to be refinanced.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                    GENERAL

1997 COMPARED TO 1996
Portland General Electric's net income for 1997 was $126 million, including a $14 million non-recurring loss provision associated with non-utility property. Excluding this provision 1997 net income would have been $140 million compared to $156 million in 1996. PGE's strong operating performance reflected the addition of over 17,000 new customers in one of the fastest growing service territories in the U.S. Continued customer growth helped mitigate the impact of a December 1996 rate settlement which resulted in a $70 million annual rate reduction for PGE's regulated retail customers.

Retail revenues decreased $8 million primarily due to the price decrease mentioned above.

OPERATING REVENUE AND NET INCOME (LOSS) GRAPH:
($ MILLIONS):

               OPERATING        NET
               REVENUE          INCOME
1993            945             100
1994            959             106
1995            982              93
1996           1110             156
1997           1416             126


Wholesale revenues totaled $497 million in 1997, an all-time record for PGE and an increase of over $300 million from 1996 levels. Favorable market conditions prompted PGE to increase its participation in the wholesale marketplace.


PGE ELECTRICITY SALES GRAPH:
(BILLIONS OF KWH)

1993    Residential     6.8
        Commercial      6.0
        Industrial      3.8
        Wholesale       2.7

1994    Residential     6.7
        Commercial      6.2
        Industrial      3.9
        Wholesale       2.7

1995    Residential     6.6
        Commercial      6.4
        Industrial      4.1
        Wholesale       3.4

1996    Residential     7.1
        Commercial      6.5
        Industrial      3.9
        Wholesale      10.2

1997    Residential     7.0
        Commercial      7.0
        Industrial      4.2
        Wholesale      26.9



                            MEGAWATT-HOURS SOLD
                                    (THOUSANDS)

                               1997             1996
Retail                         18,219           17,559
Wholesale                      26,934           10,188


Purchased power and fuel costs rose $367 million or 119% to support increased wholesales sales volume. Energy purchases were up 79%, with prices averaging
16.2 mills compared to 13.8 mills for 1996. Increased gas prices during the winter followed by tight market conditions in the southwestern United States and increased competition in the wholesale marketplace were the major contributors to this increase in price. Company generation provided 16% of total power needs.



                   MEGAWATT-HOURS/VARIABLE POWER COSTS

                           Megawatt-Hours                                     Average Variable
                           (thousands)                                        Power Cost (Mills/KWh)
                           1997               1996                            1997             1996
Generation                  7,326              7,223                           6.3              6.6
Firm Purchases             36,014             18,099                          16.5             14.5
Secondary Purchases         2,958              3,714                          12.2             10.4
  Total                    46,298             29,036                          14.6             12.0


Operating expenses (excluding purchased power, fuel, depreciation and taxes) were comparable to 1996.

Depreciation expense increased $6 million or 5% due to recent capital additions to PGE's distribution system.

Amortization expense decreased $13 million primarily due to the amortization of regulatory credits. These items were partially offset by the amortization of bondable conservation investments.

Other Income decreased due to loss provisions recorded for the future removal of non-utility property.

OPERATING EXPENSES GRAPH:
($ MILLIONS)

1993    Depreciation            125
        Operating Costs         357
        Variable Power          303

1994    Depreciation            128
        Operating Costs         334
        Variable Power          338

1995    Depreciation            140
        Operating Costs         356
        Variable Power          285

1996    Depreciation            162
        Operating Costs         410
        Variable Power          308

1997    Depreciation            155
        Operating Costs         378
        Variable Power          675


1996 COMPARED TO 1995
PGE reported 1996 net income of $156 million compared to $93 million for 1995. 1995 net income included a $50 million after-tax charge to income related to the OPUC's rate orders disallowing certain deferred power costs and 13% of PGE's remaining investment in Trojan.

Excluding the effect of regulatory disallowances, net income in 1995 would have been $143 million.

Strong operating earnings reflected the benefits of low variable power costs due to optimal hydro conditions and a competitive wholesale market. Sales growth due to a growing retail customer base, along with favorable weather conditions, contributed to new record peak loads for both the summer and winter periods.

Retail revenues exceeded the prior year by $29 million, largely due to rate increases accompanied by 3% higher energy sales. These increases were partially offset by revenue refund provisions for SAVE adjustments and certain state tax benefits.

Wholesale revenues exceeded 1995 levels by $99 million due to increased trading activities.

The price of purchased power and fuel dropped 25% in 1996, averaging 12 mills versus 15.9 mills last year. Total costs increased only $23 million or 8%,
despite a 36%  rise  in  total  Company energy requirements.   Optimal  hydro
conditions brought steep reductions in the cost of secondary power, as well as the cost of firm power purchased from the mid-Columbia projects. Power purchases amounted to 75% of total PGE load in 1996 at an average cost of
13.8 mills compared to 18.3 mills in 1995.

PGE hydro projects generated 9% of the Company's energy needs, an 11% increase in production levels. PGE's thermal plants operated efficiently, and with the addition of Coyote Springs, average overall costs dropped to 6.6 mills from 8.0 mills in 1995. Excluding Coyote Springs, thermal plants generation was down 13% due to economic displacement early in the year.

Operating  expenses  (excluding purchased power, fuel, depreciation and taxes)
were $30 million or 14% higher than 1995. The increase is primarily due to additional costs associated with fixed natural gas transportation, storm related repair and maintenance projects, and increased customer support. Incremental operating costs associated with Coyote Springs, which was placed in operation in late 1995, were offset by decreased costs at other thermal facilities resulting from economic displacement. Throughout the year PGE was able to economically dispatch or displace thermal generation in response to movements in the cost of short-term power and the availability of low-cost hydro power.

Depreciation and amortization increased $22 million, or 16%, due primarily to depreciation related to Coyote Springs.

Excluding regulatory disallowances of $50 million in 1995, other income declined $9 million due to a reduced return on regulatory assets and the absence of equity AFDC.

Interest charges  were  $7  million  above  1995  due to reduced AFDC and higher
levels  of  short-term  debt.   Preferred dividend requirements  were  down  $7
million due to the retirement of nearly $80 million in preferred stock in 1995.


                                   CASH FLOW

CASH PROVIDED BY OPERATIONS is used to meet the day-to-day cash requirements of PGE. Supplemental cash is obtained from external borrowings as needed.

PGE maintains varying levels of short-term debt, primarily in the form of commercial paper, which serves as the primary form of daily liquidity. In 1997 monthly balances ranged from $73 million to $115 million. PGE has committed borrowing facilities totaling $200 million which are used as backup for PGE's commercial paper facility.

A significant portion of cash provided by operations comes from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current period cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash. Decreased cash flow was due to price and related retail revenue decreases.

CAPITAL EXPENDITURES GRAPH:
($ MILLIONS)

1993            149
1994            246
1995            234
1996            200
1997            180


INVESTING ACTIVITIES include generation, transmission and distribution facilities improvements, energy efficiency programs and decommissioning expenditures. 1997 capital expenditures of $180 million were primarily for the expansion and upgrade of PGE's distribution system. Annual capital expenditures are expected to be approximately $170 million over the next few years. The majority of anticipated capital expenditures are for improvements to the Company's expanding distribution system to support the addition of new customers.

PGE does not anticipate construction of new generating resources in the foreseeable future. PGE will continue to make energy efficiency expenditures similar to 1997 levels.

FINANCING ACTIVITIES provide supplemental cash for day-to-day operations and capital requirements as needed. PGE has issued no new long-term debt in 1997 and has instead relied on short-term borrowings to manage its day-to-day financing requirements. During 1997 PGE's cash dividend payments to its parent totaled $65 million compared $106 million in 1996.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of December 31, 1997, PGE had the capability to issue preferred stock and additional First Mortgage Bonds in amounts sufficient to meet its capital requirements.

FINANCIAL AND OPERATING OUTLOOK

PORTLAND GENERAL ELECTRIC COMPANY - ELECTRIC UTILITY

BUSINESS COMBINATION

On July 1, 1997 Portland General Corporation (PGC), the former parent of PGE, merged with Enron Corp. (Enron) with Enron continuing in existence as the surviving corporation. PGE is now a wholly owned subsidiary of Enron and subject to control by the Board of Directors of Enron.

CUSTOMER CHOICE

Proposal
In late 1997 PGE filed a proposal before the OPUC which would give all of its customers a choice of electricity providers and provide a price decrease of
about 10% as early as January  1,  1999.   PGE's Customer Choice Implementation
Proposal includes new tariffs and a new structure for the company. If the proposal is approved by the OPUC, PGE would become a regulated
transmission  and   distribution company focused on delivering, but not selling electricity. PGE would continue to operate and maintain the electricity delivery system and handle outage restoration, while other competitive companies would market power to customers over that system. To effect this restructuring PGE is asking for OPUC approval to sell all its generating assets, which represent approximately 27% of PGE's total assets, and power supply and purchase contracts. A sale of PGE's supply portfolio would allow the OPUC to put a dollar value on "transition costs," the costs that a regulated utility company would be unable to recover in a competitive market. PGE is seeking full recovery of these transition costs.

PGE is dependent upon the regulatory process to ensure that future revenues will be provided for the recovery of regulatory assets, including the transition costs mentioned above. In the event that the regulatory process does not provide revenues for recovery of transition costs, PGE could be required to write off all or a portion of such amounts from its balance sheet.

INTRODUCTORY PROGRAM
In a move to prepare for future retail competition, PGE initiated an introductory Customer Choice Plan to allow 50,000 PGE customers in four cities to buy their power from competing energy service providers. This program allows certain customers in Oregon to experience a competitive electricity market. The program, which received OPUC approval, is available to residential, small business and commercial customers in the four cities, and industrial customers throughout PGE's service territory. Since October 1997 PGE's large industrial customers throughout its service territory have had the opportunity to purchase up to 50 percent of their electricity from competing electricity providers. Residential, small business and commercial customers were given the option of receiving electricity from a company of their choice in December 1997.
Under this program, customers in the four cities can pool or aggregate their electric load in order to negotiate a cheaper rate from energy suppliers. To date over 7,000 retail customers have selected alternative energy service providers. This program, which terminates on December 31, 1998, is being undertaken to provide information to PGE and the OPUC on the effects of future retail competition on PGE and its customers. PGE does not expect that this program will have a materially adverse impact on operating margins.

REGULATION AND COMPETITION

FEDERAL
The Energy Policy Act of 1992 (Energy Act) set the stage for change in federal and state regulations aimed at increasing both wholesale and retail competition in the electric industry. The Energy Act eased restrictions on independent power production and granted authority to the FERC to mandate open access for the wholesale transmission of electricity.

The FERC has taken steps to provide a framework for increased competition in the electric industry. In 1996 the FERC issued Order 888 requiring non-discriminatory open access transmission by all public utilities that own interstate transmission. The final rule requires utilities to file tariffs that offer others the same transmission services they provide themselves under comparable terms and conditions. This rule also allows public utilities to recover stranded costs in accordance with the terms, conditions and procedures set forth in Order 888. The ruling requires reciprocity from municipals, cooperatives and federal power marketers receiving service under the tariff. The new rules which became effective July 1996 have resulted in increased competition, lower prices and more choices to wholesale energy customers.

STATE
Since the passage of the Energy Act, various state utility commissions have addressed proposals which would allow retail customers direct access to generation suppliers, marketers, brokers and other service providers in a competitive marketplace for energy services (retail wheeling). Although several bills proposing retail competition were introduced during the 1997 Oregon legislative session, none were approved. Industry restructuring bills have also been introduced at the federal level.

RETAIL CUSTOMER GROWTH AND ENERGY SALES
During 1997 weather adjusted retail energy sales grew 5.7%. Commercial and industrial sales increased by 4.2% and 12% respectively due to strong growth in most industry segments. The addition of over 17,000 customers resulted in residential sales growth of 2.9%. PGE expects retail energy sales growth to be approximately 3%.

Effective January 1998 rates for PGE's residential and small farm customers increased 11.9 percent due to the Bonneville Power Administration's (BPA) elimination of the Residential Exchange Credit. PGE has contested this decision and is working with the BPA to resolve the issue. Exchange benefits, and any related changes in the amount of benefits, have generally passed directly to PGE's customers in the form of price increases or decreases.

WHOLESALE SALES
The surplus of electric generating capability in the Western U.S., the entrance of numerous wholesale marketers and brokers into the market, and open access transmission is contributing to increasing pressure on the price of power. In addition, the development of financial markets and NYMEX electricity contract trading has led to increased price discovery available to market participants, further adding to the competitive pressure on wholesale margins. During 1997 PGE's wholesale revenues increased over $300 million compared to the same period last year, accounting for 35% of total revenues and 60% of total sales volume. PGE will continue its participation in the wholesale marketplace in order to balance its supply of power to meet the needs of its retail customers, manage risk and to administer PGE's current long-term wholesale contracts. Due to increasing volatility and reduced margins resulting from increased competition, long-term wholesale marketing activities have been transferred to PGE's non-regulated affiliates. PGE expects that its future revenues from the wholesale marketplace will decline.

POWER & FUEL SUPPLY
PGE's base of hydro and thermal generating capacity provides the Company with the flexibility needed to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers. PGE has long-term power contracts with four hydro projects on the mid-Columbia River which provide PGE with 590 MW. Early forecasts indicate slightly below average water conditions for 1998. Efforts to restore salmon runs on the
Columbia and Snake rivers may reduce the amount of water available for generation which could affect the supply, availability and price of purchased power. Additional factors that could affect the availability and price of purchased power include weather conditions in the Northwest during winter months and in the Southwest during summer months, as well as the performance of major generating facilities in both regions.

During 1997 PGE generated approximately 40% of its retail load requirements, with firm and secondary purchases meeting the remaining load. Purchases were used to support PGE's wholesale sales activity. During 1997 PGE relied on purchases to supply approximately 84% of its total energy needs. PGE expects purchases will decline in 1998 due to the transfer of wholesale marketing activities to non-regulated affiliates.

PGE has increasingly relied upon short-term purchases to meet its energy needs. The Company anticipates that an active wholesale market and a surplus of generating capacity within the WSCC should provide sufficient wholesale energy available at competitive prices to supplement Company generation and purchases under existing firm power contracts.

RESTORATION OF SALMON RUNS - Several species of salmon found in the Snake River and the Columbia River have been granted protection under the federal Endangered Species Act (ESA). In an effort to help restore these fish, the federal government has reduced the amount of water allowed to flow through the turbines at the hydroelectric dams on the Snake and Columbia rivers while the young salmon are migrating to the ocean. This has resulted in reduced amounts
of electricity generated  at  the  dams.   Favorable  hydro  conditions  helped
mitigate the effect of these actions in 1996 and 1997. If this practice is continued in future years it could mean less water available in the fall and winter for generation when demand for electricity in the Pacific Northwest is
highest.   Although  PGE  does  not  own  any hydroelectric facilities  on  the
Columbia and Snake rivers, it does buy energy from both utilities and federal agencies which do.

In early 1997, the State of Oregon proposed an aggressive recovery plan for the Oregon coastal Coho salmon. The National Marine Fisheries Service (NMFS) accepted this recovery plan and as a result this run of salmon was not listed for federal protection. PGE has no hydroelectric projects that will be impacted by this action.

Also in 1997, a petition to protect winter steelhead trout under the federal Endangered Species Act was reviewed by NMFS. In early 1998 NMFS listed this species as threatened. The affected areas include the lower Columbia River tributaries in Oregon and Washington. PGE is currently evaluating what impact this listing will have on the operation of its hydroelectric projects on the Willamette, Clackamas and Sandy rivers.

HYDRO RELICENSING
PGE HYDRO - PGE's hydroelectric plants are some of the Company's most valuable resources supplying economical generation and flexible load following capabilities. Company-owned hydro generation produced 2.9 million MWh of renewable energy in 1997, meeting 6% of PGE's load. PGE's hydroelectric plants operate under federal licenses, which will be up for renewal between the years 2001 and 2006. PGE continued the relicensing process for its 408-MW Pelton Round Butte Project throughout 1997. The Confederated Tribes of Warm Springs, currently the licensee for a powerhouse located at the reregulating dam (one of three dams within the Pelton Round-Butte Project), also proceeded with their competing relicensing process for the entire project. Several meetings with federal and state agencies, as well as members of the public and non-governmental organizations were conducted in 1997 in support of relicensing PGE's four Westside hydroelectric projects, with license expiration dates in 2004 and 2006 and combined generating capacity of 230 MW. Should relicensing not be completed prior to the expiration of the original license, annual licenses will be issued, usually under the original terms and conditions.

The relicensing process includes the involvement of numerous interested parties such as governmental agencies, public interest groups and communities, with much of the focus on environmental concerns. PGE has already performed many pre-filing activities including more than 50 public meetings with such groups. The cost of relicensing includes legal and filing fees as well as the cost of environmental studies, possible fish passage measures and wildlife habitat enhancements. Relicensing cost may be a significant factor in determining whether a project remains cost-effective after a new license is obtained, especially for smaller projects. Although FERC has never denied an application or issued a license to anyone other than the incumbent licensee, there is no assurance that a new license will be granted to PGE.

MID-COLUMBIA HYDRO - PGE's long-term power purchase contracts with certain public utility districts in the state of Washington expire between 2005 and 2018. Certain Idaho Electric Utility Co-operatives have initiated proceedings with FERC seeking to change the allocation of generation from the Priest Rapids and Wanapum dams between electric utilities in the region upon the expiration of the current contracts. In early 1998 the FERC ruled that the portion of the output from these dams to be made available to purchasers such as PGE be reduced to 30%. FERC also ruled that such purchases be at market-based rather than cost-based prices. This decision could substantially change PGE's share of power from these facilities, as well as the price of such power. PGE, along with other purchasers, has filed for a rehearing on this decision.

For further information regarding the power purchase contracts on the mid-Columbia dams, including Priest Rapids and Wanapum, see Note 7, Commitments, in the Notes to Financial Statements.

NUCLEAR DECOMMISSIONING
PGE currently estimates the cost to decommission Trojan at $339 million in nominal dollars (actual dollars to be spent in each year). This estimate assumes that the majority of decommissioning activities will be completed by 2002, after the spent fuel has been transferred to a temporary dry spent fuel storage facility. The plan anticipates final site restoration activities will begin in 2018 after PGE completes shipment of spent fuel to a USDOE facility (see Note 11, Trojan Nuclear Plant, for further discussion of the decommissioning plan and other Trojan issues).

Trojan's single-package reactor vessel removal concept and spent fuel storage concept are first-of-a-kind designs requiring approval by federal and state regulatory agencies. The precedent-setting nature of these designs has prompted intense scrutiny and has resulted in schedule delays. Further, financial concerns associated with the spent fuel facility vendor have resulted in cost increases to the spent fuel project.

In 1998, PGE will focus on the licensing and construction of a temporary dry spent fuel storage facility and preparation for the removal of the Trojan reactor vessel. Equipment removal and disposal activities will also continue. These efforts position PGE to safely dispose of all radiological hazards, other than spent nuclear fuel, on the Trojan site and to initiate a final radiation survey, thereby proving these hazards are no longer present. PGE expects the final site survey to be completed by the end of 2002.

YEAR 2000
PGE utilizes software and related technologies that will be affected by the date change in the year 2000. In 1997 PGE developed an inventory of date sensitive software, equipment and embedded processors. PGE is currently assessing the impact of the date change on these systems and is developing a remediation plan. PGE expects to complete remediation activities by mid 1999. PGE does not expect that Year 2000 remediation will have a material effect on its operation, liquidity or capital resources.

In 1998, PGE will survey its major vendors and suppliers to assess their Year 2000 compliance.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although PGE believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political developments affecting federal and state regulatory agencies, the pace of electric industry deregulation in Oregon and in the United States, environmental regulations, changes in the cost of power, adverse weather conditions, and the effects of the Year 2000 date change during the periods covered by the forward looking statements.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


The following financial statements of Portland General Electric Company and subsidiaries (collectively, PGE) were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and necessarily include some amounts that are based on the best estimates and judgments of management.

The system of internal controls of PGE is designed to provide reasonable assurance as to the reliability of financial statements and the protection of assets from unauthorized acquisition, use or disposition. This system is augmented by written policies and guidelines and the careful selection and training of qualified personnel. It should be recognized, however, that there are inherent limitations in the effectiveness of any system of internal control. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to the preparation of reliable financial statements and safeguarding of assets. Further, because of changes in conditions, internal control system effectiveness may vary over time.

PGE assessed its internal control system for the years ended December 31, 1997, 1996 and 1995, relative to current standards of control criteria. Based upon this assessment, management believes that its system of internal controls was adequate during the periods to provide reasonable assurance as to the reliability of financial statements and the protection of assets against unauthorized acquisition, use or disposition.

Arthur Andersen LLP was engaged to audit the financial statements of PGE and issue reports thereon. Their audits included developing an overall understanding of PGE's accounting systems, procedures and internal controls and conducting tests and other auditing procedures sufficient to support their opinion on the financial statements. Arthur Andersen LLP was also engaged to examine and report on management's assertion about the effectiveness of PGE's system of internal controls over financial reporting and the protection of assets against unauthorized acquisition, use or disposition. The Reports of Independent Public Accountants appear in this Annual Report.

The adequacy of PGE's financial controls and the accounting principles employed in financial reporting are under the general oversight of the Audit Committee of Enron Corp.'s Board of Directors. No member of this committee is an officer or employee of Enron or PGE. The independent public accountants have direct access to the Audit Committee, and they meet with the committee from time to time, with and without financial management present, to discuss accounting, auditing and financial reporting matters.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Portland General Electric Company:

We have examined management's assertion that the system of internal control of Portland General Electric Company and its subsidiaries for the year ended December 31, 1997 was adequate to provide reasonable assurance as to the reliability of financial statements and the protection of assets against unauthorized acquisition, use or disposition, included in the accompanying report on Management's Responsibility for Financial Reporting.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the system of internal control over financial reporting and the protection of assets against unauthorized acquisition, use or disposition, testing and evaluating the design and operating effectiveness of the system of internal control and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any system of internal control, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the system of internal control to future periods are subject to the risk that the system of internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that the system of internal control of Portland General Electric Company and its subsidiaries for the year ended December 31, 1997 was adequate to provide reasonable assurance as to the reliability of financial statements and the protection of assets against unauthorized acquisition, use or disposition is fairly stated, in all material respects, based upon criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.





                                                           Arthur Andersen LLP

Portland, Oregon
January 20 , 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Portland General Electric Company:

We have audited the accompanying consolidated balance sheets of Portland General Electric Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portland General Electric Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                           Arthur Andersen LLP

Portland, Oregon,
January 20, 1998

FOR THE YEARS ENDED DECEMBER 31                                       1997           1996           1995
(MILLIONS  OF DOLLARS)
 OPERATING REVENUES                                                   $ 1,416        $ 1,110        $   982
 OPERATING EXPENSES
  Purchased power and fuel                                                675            308            285
  Production and distribution                                             132            138            112
  Administrative and other                                                107            104            100
  Depreciation and amortization                                           155            162            140
  Taxes other than income taxes                                            56             52             51
  Income taxes                                                             83            116             93
                                                                        1,208            880            781
NET OPERATING INCOME                                                      208            230            201
OTHER INCOME (DEDUCTIONS)
  Regulatory disallowances - net of income taxes of $26                     -              -            (50)

  Miscellaneous                                                          (21)             (3)             3
  Income taxes                                                            13               5              8
                                                                          (8)              2            (39)
INTEREST CHARGES
  Interest on long-term debt and other                                    69              67             62
  Interest on short-term borrowings                                        5               9              7
                                                                          74              76             69
NET INCOME                                                               126             156             93
PREFERRED DIVIDEND REQUIREMENT                                             2               3             10
INCOME AVAILABLE FOR COMMON STOCK                                     $  124          $  153        $    83


                                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
FOR THE YEARS ENDED DECEMBER 31
                                                                      1997            1996          1995
                                                                                  (MILLIONS OF DOLLARS)
BALANCE AT BEGINNING OF YEAR                                          $  292          $  246        $   216
NET INCOME                                                               126             156             93
MISCELLANEOUS                                                             (2)             (2)            (4)
                                                                         416             400            305
DIVIDENDS DECLARED
  Common stock - cash                                                     47             105             50
  Common stock - property                                                 97               -              -
  Preferred stock                                                          2               3              9
                                                                         146             108             59
BALANCE AT END OF YEAR                                                $  270          $  292        $   246
The accompanying notes are an integral part of these consolidated statements.

              PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


AT DECEMBER 31                                                                 1997              1996
                                                        (MILLIONS OF DOLLARS)
                                                  ASSETS
        ELECTRIC UTILITY PLANT - ORIGINAL COST
            Utility plant (includes Construction Work in Progress of
            $27 and $37)                                                       $ 3,078           $ 2,937
            Accumulated depreciation and amortization                           (1,260)           (1,155)
                                                                                 1,818             1,782
        OTHER PROPERTY AND INVESTMENTS
            Contract termination receivable                                        104               112
            Receivable from parent                                                 106                 -
            Trojan decommissioning trust, at market value                           84                78
            Corporate Owned Life Insurance, less loans of $30 and $26              58                51
            Miscellaneous                                                           17                21
                                                                                   369               262
        CURRENT ASSETS
            Cash and cash equivalents                                                3                19
            Accounts and notes receivable                                          125               145
            Unbilled and accrued revenues                                           46                53
            Inventories, at average cost                                            30                33
            Prepayments and other                                                   21                17
                                                                                   225               267
        DEFERRED CHARGES
          Unamortized regulatory assets                                            819               896
          WNP-3 settlement exchange agreement                                        -               163
          Miscellaneous                                                             25                28
                                                                                   844             1,087
                                                                               $ 3,256           $ 3,398

                                        CAPITALIZATION AND LIABILITIES
        CAPITALIZATION
            Common stock equity
               Common stock, $3.75 par value per share, 100,000,000 shares authorized,
                 42,758,877 shares outstanding                                 $   160           $   160
               Other paid-in capital - net                                         480               475
               Retained earnings                                                   270               292
            Cumulative preferred stock
               Subject to mandatory redemption                                      30                30
            Long-term obligations                                                1,008               933
                                                                                 1,948             1,890
        CURRENT LIABILITIES
            Long-term debt due within one year                                       -                93
            Short-term borrowings                                                    -                92
            Accounts payable and other accruals                                    167               145
            Accrued interest                                                        11                14
            Dividends payable                                                        1                17
            Accrued taxes                                                           63                31
                                                                                   242               392
        OTHER
            Deferred income taxes                                                  363               498
            Deferred investment tax credits                                         43                47
            Trojan decommissioning and transition costs                            313               358
            Unamortized regulatory liabilities                                     258               149
            Miscellaneous                                                           89                64
                                                                                 1,066             1,116
                                                                               $ 3,256           $ 3,398
        The accompanying notes are an integral part of
        these consolidated balance sheets.

              PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


FOR THE YEARS ENDED DECEMBER 31                                     1997            1996             1995
                                                                                    (MILLIONS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net income to net cash provided by (used in)
    operating activities
      Net Income                                                    $   126         $   156          $   93
      Non-cash items included in net income:
          Depreciation and amortization                                 127             119             102
          Amortization of Trojan investment                              39              38              38
          Amortization of deferred charges (credits)                     (1)             11               3
          Deferred income taxes - net                                   (58)             (9)              2
          Regulatory disallowances                                        -               -              50
          Other non-cash expenses                                        24               -               -
     Changes in working capital:
         (Increase) Decrease in receivables                              27             (32)            (12)
         (Increase) Decrease in inventories                               3               5              (7)
          Increase (Decrease) in payables and accrued taxes              51              38               13
         Other working capital items - net                               (4)             (1)               2
     Other, net                                                          25              44                1
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     359             369              285
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures & energy efficiency programs                 (180)           (200)            (234)
     Trojan decommissioning expenditures                                (19)             (8)             (11)
     Trojan  decommissioning trust activity                               -              (8)              (3)
     Other, net                                                          (9)             (5)              (9)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (208)           (221)            (257)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in short-term borrowings                     8             (78)              22
     Borrowings from Corporate Owned Life Insurance                       5               -                5
     Issuance of long-term debt                                           -             171              147
     Repayment of long-term debt                                       (115)            (98)             (69)
     Retirement of Preferred stock                                        -             (20)             (80)
     Dividends paid                                                     (65)           (106)             (60)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (167)           (131)             (35)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (16)             17               (7)
CASH AND CASH EQUIVALENTS, THE BEGINNING OF YEAR                         19               2                9
CASH AND CASH EQUIVALENTS, END OF YEAR                              $     3         $    19          $     2
Supplemental disclosures of cash flow information
   Cash paid during the year:
      Interest, net of amounts capitalized                          $    71         $    73          $    64
      Income taxes                                                       96             108               94
The accompanying notes are an integral part of these
consolidated statements.

              PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS


PORTLAND  GENERAL  ELECTRIC   COMPANY   AND  SUBSIDIARIES  NOTES  TO  FINANCIAL
STATEMENTS


NATURE OF OPERATIONS
On July 1, 1997 Portland General Corporation (PGC), the former parent of PGE, merged with Enron Corp. (Enron) with Enron continuing in existence as the surviving corporation. PGE is now a wholly owned subsidiary of Enron and subject to control by the Board of Directors of Enron. PGE is engaged in the generation, purchase, transmission, distribution, and sale of electricity in the State of Oregon. PGE also sells energy to wholesale customers, predominately utilities, marketers and brokers throughout the western United States. PGE's Oregon service area is 3,170 square miles, including 54 incorporated cities, of which Portland and Salem are the largest, within a state-approved service area allocation of 4,070 square miles. At the end of 1997, PGE's service area population was approximately 1.5 million, constituting approximately 44% of the state's population and serving approximately 685,000 customers.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION PRINCIPLES
The  consolidated  financial statements include the accounts  of  PGE  and  its
majority-owned subsidiaries.   Intercompany balances and transactions have been
eliminated.

BASIS OF ACCOUNTING
PGE and its subsidiaries' financial statements conform to generally accepted accounting principles. In addition, PGE's accounting policies are in accordance with the requirements and the ratemaking practices of regulatory authorities having jurisdiction. PGE's consolidated financial statements do not reflect an allocation of the purchase price that was recorded by Enron as a result of the PGC Merger.

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

PURCHASED POWER
PGE credits purchased power costs for the benefits received through a power purchase and sale contract with the BPA. Reductions in purchased power costs that result from this exchange are passed directly to PGE's residential and small farm customers in the form of lower prices. BPA terminated these benefits in October 1997 resulting in no future purchased power credits and a retail price increase of 11.9%.

DEPRECIATION
PGE's depreciation is computed on the straight-line method based on the estimated average service lives of the various classes of plant in service. Depreciation expense as a percent of the related average depreciable plant in service was approximately 4.3% in 1997 and 1996, and 4.0% in 1995.

The cost of renewal and replacement of property units is charged to plant, while repairs and maintenance costs are charged to expense as incurred. The cost of utility property units retired, other than land, is charged to accumulated depreciation.

PGE's capital leases are amortized over the life of the lease. As of December 31, 1997 and 1996 accumulated amortization for capital leases totaled $33 and $31 million, respectively.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC)
AFDC represents the pretax cost of borrowed funds used for construction purposes and a reasonable rate for equity funds. AFDC is capitalized as part of the cost of plant and is credited to income but does not represent current cash earnings. The average rates used by PGE were 5.5%, 5.5% and 7.2% for the years 1997, 1996 and 1995, respectively.

INCOME TAXES
PGE's federal income taxes are a part of its parent company's consolidated federal income tax return. PGE pays for its tax liabilities when it generates taxable income and is reimbursed for its tax benefits by the parent company on
a  stand-alone  basis.  Deferred  income  taxes  are   provided   for  temporary
differences between financial and income tax reporting. Amounts recorded for Investment Tax Credits (ITC) have been deferred and are being amortized to income over the approximate lives of the related properties, not to exceed 25 years. See Note 3, Income Taxes, for more details.

CASH AND CASH EQUIVALENTS
Highly liquid investments with original maturities of three months or less are classified as cash equivalents.

DERIVATIVE FINANCIAL INSTRUMENTS
PGE uses financial instruments such as forwards and swaps to hedge against exposures to interest rate risks. The objective of PGE's hedging program is to mitigate risks due to market fluctuations associated with external financings. Gains and losses on financial instruments that reduce interest rate risk of future debt issuances are deferred and amortized over the life of the related debt as an adjustment to interest expense.

REGULATORY ASSETS AND LIABILITIES
The Company is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). When the requirements of SFAS No. 71 are met PGE defers certain costs which would otherwise be charged to expense, if it is probable that future prices will permit recovery of such costs. In addition PGE defers certain revenues, gains or cost reductions which would otherwise be reflected in income but through the ratemaking process ultimately will be refunded to customers.

Regulatory assets and liabilities are reflected as deferred charges, and other liabilities in the financial statements are amortized over the period in which they are included in billings to customers.

Amounts in the Consolidated Balance Sheets as of December 31 relate to the following:

                                                   1997                     1996
                                                       (millions of dollars)
Regulatory Assets
  Trojan-related                                   $488                    $ 557
  Income taxes recoverable                          174                      196
  Debt reacquisition and other                       47                       51
  Conservation investments - secured                 72                       80
  Energy efficiency programs                         19                       12
  Regional Power Act                                 19                        -
              Total Regulatory Assets              $819                    $ 896
Regulatory Liabilities
  Deferred gain on SCE termination                 $103                    $ 113
  Merger payment obligation                         103                        -
  Miscellaneous                                      52                       36
              Total Regulatory Liabilities         $258                    $ 149

As of December 31, 1997, a majority of the Company's regulatory assets and liabilities are being reflected in rates charged to customers. Based on rates in place at year-end 1997, the Company estimates that it will collect the majority of its regulatory assets within the next 10 years and substantially all of its regulatory assets within the next 20 years.

CONSERVATION INVESTMENTS - SECURED - In 1996, $81 million of PGE's energy efficiency investment was designated as Bondable Conservation Investment upon PGE's issuance of 10-year conservation bonds collateralized by an OPUC assured future revenue stream. These bonds provide savings to customers while granting PGE immediate recovery of its prior energy efficiency program expenditures. Future revenues collected from customers will pay debt service obligations.

DEFERRED GAIN ON SCE TERMINATION - In 1996, PGE and SCE entered into a termination agreement for the Power Sales Agreement between the two companies. The agreement requires that SCE pay PGE $141 million over 6 years ($15 million per year in 1997 through 1999 and $32 million per year in 2000 through 2002).

MERGER PAYMENT OBLIGATION - Pursuant to the Enron/PGC merger agreement PGE customers are guaranteed $105 million in compensation and benefits, payable over an eight-year period, in the form of reduced prices. These benefits are being paid by Enron, received by PGE and passed on to PGE's retail customers.

TRANSACTIONS WITH RELATED PARTIES
As part of its ongoing operations,  PGE  also provides and receives incidental
services from Enron affiliated companies.   Amounts  paid  and received are not
material.

NOTE 2 - EMPLOYEE BENEFITS

PENSION PLAN
PGE participates in a non-contributory  defined  benefit pension plan  (the
Plan) with other affiliated companies. Substantially all of the plan members are current or former PGE employees. Benefits under the Plan are based on
years of service,  final  average pay and covered  compensation.   PGE's
policy is to contribute annually to the Plan at least the minimum required under the Employee Retirement Income Security Act of 1974 but not more than the maximum amount deductible for income tax purposes. The Plan's assets are held in a trust and consist primarily of investments in common stocks, corporate bonds and U.S. government issues.

PGE determines net periodic pension expense according to the principles of SFAS No. 87, "Employers' Accounting for Pensions". Differences between the actual and expected return on Plan assets are considered in the determination of future pension expense. The following table sets forth the Plan's funded status and amounts recognized in PGE's financial statements (millions of dollars):

                                                         1997                    1996
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
     vested benefits of $187 and $171                    $  201                 $  184
   Effect of projected future compensation levels            39                     38
   Projected benefit obligation (PBO)                       240                    222
Plan assets at fair value                                   375                    315
Plan assets in excess of PBO                                135                     93
Unrecognized net experience gain                           (128)                   (90)
Unrecognized prior service costs amortized
   over 13- to 16-year periods                               11                     12
Unrecognized net transition asset being
 recognized over 18 years                                   (14)                   (16)
Pension prepaid asset/(liability)                        $    4                 $   (1)


                                                         1997                   1996                 1995
ASSUMPTIONS:
   Discount rate used to calculate PBO                   7.25%                  7.50%                7.00%
   Rate of increase in future compensation levels        5.25                   5.50                 5.00
   Long-term rate of return on assets                    9.00                   8.50                 8.50

COMPONENTS OF NET PERIODIC PENSION EXPENSE
 (MILLIONS OF DOLLARS):
   Service cost                                          $   6                  $   7                $   5
   Interest cost on PBO                                     17                     15                   15
   Actual return on plan assets                            (71)                   (38)                 (59)
   Net amortization and deferral                            43                     15                   37
   Net periodic pension expense/(benefit)                $  (5)                $   (1)               $  (2)

OTHER POST-RETIREMENT BENEFIT PLANS
PGE accrues for health, medical and life insurance costs during the employees' service years, in accordance with SFAS No. 106. PGE receives recovery for the annual provision in customer rates. Employees are covered under a Defined Dollar Medical Benefit Plan which limits PGE's obligation by establishing a maximum contribution per employee. The accumulated benefit obligation for post-retirement health and life insurance benefits at December 31, 1997 was $27 million, for which there were $32 million of assets held in trust.

PGE also provides senior officers with additional benefits under an unfunded Supplemental Executive Retirement Plan (SERP). Projected benefit obligations for the SERP are $12 million and $10 million at December 31, 1997 and 1996, respectively.

DEFERRED COMPENSATION
PGE provides certain employees with benefits under an unfunded Management Deferred Compensation Plan (MDCP). Obligations for the MDCP were $26 million and $21 million at December 31, 1997 and 1996, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN
PGE participates in an Employee Stock Ownership Plan (ESOP) which is a part of its 401(k) retirement savings plan. One-half of employee contributions up to 6% of base pay are matched by employer contributions in the form of ESOP common stock. Shares of common stock to be used to match contributions by PGE employees are purchased from Enron Corp. at current market prices.

NOTE 3 - INCOME TAXES

The following table shows the detail of taxes on income and the items used in computing the differences between the statutory federal income tax rate and PGE's effective tax rate (millions of dollars):

                                          1997             1996              1995
 Income Tax Expense
   Currently payable
      Federal                             $114             $ 98              $ 74
      State & local                         14               22                10
                                           128              120                84
   Deferred income taxes
      Federal                              (45)              (4)              (11)
      State & local                         (9)              (1)               (7)
                                           (54)              (5)              (18)
   Investment tax credit adjustments        (4)              (4)               (6)
                                         $  70             $111              $ 60
 Provision Allocated to:
   Operations                            $  83             $112              $ 90
   Other income and deductions             (13)              (1)              (30)
                                         $  70             $111              $ 60
 Effective Tax Rate Computation:
  Computed tax based on statutory
  federal income tax rates applied
  to income before income tax            $ 69              $ 93              $ 53
   Flow through depreciation                6                 9                7
   Regulatory disallowance                  -                 -                3
   State and local taxes - net             13                12                6
   State of Oregon refund                  (9)                -               (4)
   Investment tax credits                  (4)               (3)              (5)
   Excess deferred tax                     (1)               (1)              (1)
   Other                                   (4)                1                1
                                         $ 70              $111              $ 60
   Effective tax rate                    35.7%             41.6%             39.2%

As of December 31, 1997 and 1996, the significant components of PGE's deferred income tax assets and liabilities were as follows (millions of dollars):

                                         1997                   1996
DEFERRED TAX ASSETS
Plant-in-service                         $  56                  $  64
Other                                       50                     21
SCE termination payment                     49                      -
                                           155                     85
DEFERRED TAX LIABILITIES
Plant-in-service                          (402)                  (415)
Energy efficiency programs                 (32)                   (32)
Trojan abandonment                         (65)                   (69)
WNP-3 exchange contract                      -                    (59)
Other                                      (19)                    (8)
                                          (518)                  (583)
Total                                    $(363)                 $(498)

PGE has recorded deferred tax assets and liabilities for all temporary differences between the financial statement bases and tax basis of assets and liabilities.

NOTE 4 - COMMON AND PREFERRED STOCK


COMMON AND PREFERRED STOCK

                                   COMMON STOCK                  CUMULATIVE PREFERRED              Other
                                   Number         $3.75 Par      Number                $100 Par    No-Par   Paid-in    Unearned
                                   OF SHARES      VALUE          OF SHARES             VALUE       VALUE    CAPITAL    COMPENSATION*

 (millions of dollars)
  except share amounts)


 December 31, 1994                 42,758,877     $     160      1,297,040              $100       $30      $470       $(12)
 Redemption of preferred stock                                    (797,040)              (80)        -         3          -
 Repayment of ESOP loan
  and other                                 -             -              -                 -         -         -          5

 December 31, 1995                 42,758,877     $     160        500,000              $ 20       $30      $473       $ (7)
 Redemption of preferred stock                                    (200,000)              (20)        -         2          -
 Repayment of ESOP loan
  and other                                 -             -              -                 -         -         2          5

 December 31, 1996                 42,758,877     $     160        300,000                 -       $30      $477       $ (2)
 Repayment of ESOP loan
   and other                                -             -              -                 -         -         3          2

 December 31, 1997                 42,758,877     $     160        300,000              $  -       $30      $480       $  -



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

PGE's cumulative preferred stock consisted of:

At December 31,                                         1997         1996
                                                        (millions of dollars)
Subject to mandatory redemption
No par value 30,000,000 shares authorized
   7.75% Series 300,000 shares outstanding              $30          $30

No dividends may be paid on common stock or any class of stock over which the preferred stock has priority unless all amounts required to be paid for dividends and sinking fund payments have been paid or set aside, respectively.

COMMON DIVIDEND RESTRICTION OF SUBSIDIARY
Enron Corp. is the sole shareholder of PGE common stock. PGE is restricted from paying dividends or making other distributions to Enron Corp. without prior OPUC approval to the extent such payment or distribution would reduce PGE's common stock equity capital below 48% of its total capitalization.

NOTE 5 - CREDIT FACILITIES AND DEBT

At December 31, 1997, PGE had total committed lines of credit of $200 million expiring in July 2000. These lines of credit have an annual fee of 0.10% and do not require compensating cash balances. These lines of credit are used primarily as backup for both commercial paper and borrowings from commercial banks under uncommitted lines of credit. At December 31, 1997, there were no outstanding borrowings under the committed lines of credit.

PGE has a $200 million commercial paper facility. Unused committed lines of credit must be at least equal to the amount of PGE's commercial paper outstanding. Commercial paper and lines of credit borrowings are at rates reflecting current market conditions.

PGE sells commercial paper to provide financing for various corporate purposes. As of December 31, 1997, commercial paper borrowings of $100 million have been classified as long-term debt based upon the availability of committed credit facilities with expiration dates exceeding one year and management's intent to maintain such amounts in excess of one year. Similarly, at December 31, 1997, $71 million of long-term debt due within one year is classified as long-term.

Short-term borrowings and related interest rates were as follows:


                                                       1997                  1996               1995
AS OF YEAR-END:                                                (millions of dollars)
   Aggregate short-term debt outstanding
     Commercial paper                                  $100                  $ 83               $170
     Bank loans                                           -                     9                  -
   Weighted average interest rate*
     Commercial paper                                   6.0%                  5.6%               6.1%
     Bank loans                                           -                   7.3                  -
    Committed lines of credit                          $200                  $200               $200

FOR THE YEAR ENDED:
    Average daily amounts of short-term
    debt outstanding
     Commercial paper                                  $ 89                  $158               $111
     Bank loans                                           -                     5                  -
    Weighted daily average interest rate*
     Commercial paper                                  5.6%                  5.6%               6.3%
     Bank loans                                           -                  5.7                   -
    Maximum amount outstanding
     during the year                                   $115                  $251               $170

* Interest rates exclude the effect of commitment fees, facility fees and other financing fees.

The Indenture securing PGE's First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility property and franchises, other than expressly excepted property.

Schedule of long-term debt at December 31                            1997          1996
                                                                      (millions of dollars)
First Mortgage Bonds
   Maturing 1997 through 2002
      6.60%  Series due October 1, 1997                              $    -        $   15
     Medium-term notes 5.65% - 8.88%                                    241           295
  Maturing 2003 - 2007  6.47% - 9.07%                                   153           168
  Maturing 2021 - 2023  7.75% - 9.46%                                   170           195
                                                                        564           673
Pollution Control Bonds
  Port of Morrow, Oregon, variable rate
    (Average 3.7% - 3.8% for 1997), due 2013 &                           29            29
     2031
  City of Forsyth, Montana, variable rate
    (Average variable rates 3.6%- 3.7% for                              119           119
     1997), due 2013-2016
  Amount held by trustee                                                 (8)           (8)
  Port of St. Helens, Oregon, variable rate due 2010
    and 2014 (Average variable rates 3.6% - 3.7%                         52            52
     for 1997
                                                                        192           192
Other
  8.25% Junior Subordinated Deferrable Interest Debentures,
     due December 31, 2035                                               75            75
  6.91% Conservation Bonds maturing monthly to 2006                      73            80
Capital lease obligations                                                 4             7
  Amount reclassified from short-term debt                              100             -
  Other                                                                   -            (1)
                                                                        252           161
                                                                      1,008         1,026
Long-term debt due within one year                                        -           (93)
     Total long-term debt                                            $1,008        $  933


The following principal amounts of long-term debt become due through regular maturities (millions of dollars):

                       1998             1999             2000             2001             2002
 Maturities:
       PGE             $71              $102             $32              $53              $23

NOTE 6 - OTHER FINANCIAL INSTRUMENTS

FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

CASH AND CASH EQUIVALENTS - The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

OTHER INVESTMENTS - Other investments approximate market value.

REDEEMABLE PREFERRED STOCK - The fair value of redeemable preferred stock is based on quoted market prices.

LONG-TERM DEBT - The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to PGE for debt of similar remaining maturities.

The estimated fair values of debt and equity instruments are as follows (millions of dollars):


                               1997                                 1996

                               Carrying                 Fair        Carrying                 Fair
                               Amount                   Value       Amount                   Value
Preferred stock subject to
   mandatory redemption        $ 30                     $ 34        $ 30                     $ 31

Long-term debt                 $831                     $861        $940                     $960



INTEREST RATE SWAPS - In August 1996 PGE entered into a 3-year interest rate swap agreement with a notional amount of $50 million. This puts PGE in a floating rate position on the additional $50 million of long-term debt issued in August 1996. In December 1997 PGE canceled this agreement. The amount received at cancellation was not material.


NOTE 7 - COMMITMENTS

NATURAL GAS AGREEMENTS
PGE has long-term agreements for transmission of natural gas from domestic and Canadian sources to natural gas-fired generating facilities. The agreements provide firm pipeline capacity. Under the terms of these agreements, PGE is committed to paying capacity charges of approximately $16 million annually in 1998 through 2002 and $137 million over the remaining years of the contracts. These contracts expire at varying dates from 2001 to 2015. PGE has the right to assign unused capacity to other parties.

PURCHASE COMMITMENTS
Purchase commitments outstanding, which include construction, coal, and railroad service agreements, totaled approximately $28 million at December 31, 1997. Cancellation of these purchase agreements could result in cancellation charges.

PURCHASED POWER
PGE has long-term power purchase contracts with certain public utility districts in the state of Washington and with the City of Portland, Oregon. PGE is required to pay its proportionate share of the operating and debt service costs of the hydro projects whether or not they are operable.

Selected information is summarized as follows (millions of dollars):

                                                 ROCKY           PRIEST                                             PORTLAND
                                                 REACH           RAPIDS           WANAPUM            WELLS          HYDRO
Revenue bonds outstanding at
 December 31, 1997                               $ 235           $ 174            $ 207              $ 178          $  36
PGE's current share of:
   Output                                         12.0%           13.9%            18.7%              20.4%          100%
   Net capability (megawatts)                      154             128              194                171             36
   Annual cost, including debt service:
      1997                                       $   7           $   3            $   4              $   6          $   4
      1996                                           5               4                5                  6              4
      1995                                           5               4                5                  6              4
Contract expiration date                          2011            2005             2009               2018           2017

PGE's share of debt service costs, excluding interest, will be approximately $5 million for 1998, $6 million for 1999 and 2000, and $7 million for 2001 and 2002. The minimum payments through the remainder of the contracts are estimated to total $84 million.

PGE has entered into long-term contracts to purchase power from other utilities in the West. These contracts will require fixed payments of up to $23 million in 1998 through 1999, $20 million in 2000, and $19 million in 2001 through 2002. After that date, capacity contract charges will average $19 million annually until 2016.

LEASES
PGE has operating and capital leasing arrangements for its headquarters complex, combustion turbines and the coal-handling facilities and certain railroad cars for Boardman. PGE's aggregate rental payments charged to expense amounted to $24 million for 1997, and $22 million for 1996 and 1995. PGE has capitalized its combustion turbine leases. However, these leases are considered operating leases for ratemaking purposes.
Future minimum lease payments under non-cancelable leases are as follows (millions of dollars):


           YEAR ENDING                                  OPERATING LEASES
           DECEMBER 31           CAPITAL LEASES         (NET OF SUBLEASE RENTALS)              TOTAL
 1998                            $       3              $ 22                                   $ 25
 1999                                    1                23                                     24
 2000                                    -                23                                     23
 2001                                    -                23                                     23
 2002                                    -                11                                     11
      Remainder                          -               174                                    174
        Total                            4              $276                                   $280
      Imputed Interest                   -
      Present Value of
      Minimum Future
      Net Lease Payments         $       4


Included in the future minimum operating lease payments schedule above is approximately $119 million for PGE's headquarters complex.

NOTE 8 - WNP-3 SETTLEMENT EXCHANGE AGREEMENT

During 1997 PGE transferred its rights and certain obligations under the WNP-3 Settlement Exchange Agreement (WSA) and the long-term power sale agreement with the Western Area Power Administration (WAPA). The transfer of PGE's net investment in these contracts to Enron Corp., PGE's parent and sole common stockholder transaction was executed in the form of a special non-cash dividend.


NOTE 9 - JOINTLY OWNED PLANT

At December 31, 1997, PGE had the following investments in jointly owned generating plants (millions of dollars):

                                                       MW               PGE %           PLANT          ACCUMULATED
     FACILITY        LOCATION            FUEL          CAPACITY         INTEREST        IN SERVICE     DEPRECIATION
  Boardman           Boardman, OR        Coal            508            65.0            $376           $197
  Colstrip 3&4       Colstrip, MT        Coal          1,440            20.0             453            220
  Centralia          Centralia, WA       Coal          1,310            2.5               10              6


The dollar amounts in the table above represent PGE's share of each jointly owned plant. Each participant in the above generating plants has provided its own financing. PGE's share of the direct expenses of these plants is included in the corresponding operating expenses on PGE's consolidated income statements.


NOTE 10 - LEGAL MATTERS

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

Management believes that the authorized recovery of and return on the Trojan investment and decommissioning costs will be upheld and that these legal challenges will not have a material adverse impact on the results of operations or financial condition of the Company for any future reporting period.

OTHER LEGAL MATTERS - PGE and certain of its subsidiaries are party to various other claims, legal actions and complaints arising in the ordinary course of business. These claims are not considered material.


NOTE 11 - TROJAN NUCLEAR PLANT

PLANT SHUTDOWN AND TRANSITION COSTS - PGE is a 67.5% owner of Trojan. In early 1993, PGE ceased commercial operation of the nuclear plant. Since plant closure, PGE has committed itself to a safe and economical transition toward a decommissioned plant. Remaining transition costs associated with operating and maintaining the spent fuel pool and securing the plant until fuel is transferred to dry storage in 1999 are estimated at $17 million and will be paid from current operating funds.

DECOMMISSIONING - In December 1997, PGE filed an updated decommissioning plan estimate with the OPUC. The plan estimates PGE's cost to decommission Trojan at $339 million, reflected in nominal dollars (actual dollars expected to be spent in each year). The primary reason for the reduction in decommissioning estimate is a lower inflation rate, coupled with accelerating certain decommissioning activities and partially offset by cost increases related to the spent fuel storage project. The current estimate assumes that the majority of decommissioning activities will occur between 1998 and 2002, while fuel management costs extend through the year 2018. The original plan represents a site-specific decommissioning estimate performed for Trojan by an engineering firm experienced in estimating the cost of decommissioning nuclear plants. Updates to plan's original estimate have been prepared by PGE. Final site restoration activities are anticipated to begin in 2018 after PGE completes shipment of spent fuel to a USDOE facility (see the Nuclear Fuel Disposal discussion below). Stated in 1997 dollars, the decommissioning cost estimate is $286 million.

TROJAN DECOMMISSIONING LIABILITY
      (millions of dollars)

Estimate - 12/31/94                      $351
Upates files with NRC - 11/16/95            7
Updates filed with OPUC - 12/01/97        (19)
                                          339
Expenditures through 12/31/97             (43)
Liability - 12/31/97                     $296

Decommissioning                          $296
Transition costs                           17
Total Trojan obligation                  $313


PGE is collecting $14 million annually through 2011 from customers for decommissioning costs. These amounts are deposited in an external trust fund which is limited to reimbursing PGE for activities covered in Trojan's decommissioning plan. Funds were withdrawn during 1997 to cover the costs of planning and licensing activities in support of the independent spent fuel storage installation and the reactor vessel and internals removal project. Decommissioning funds are invested primarily in investment-grade, tax-exempt and U.S. Treasury bonds. Year-end balances are valued at market.

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

DECOMMISSIONING TRUST ACTIVITY
      (millions of dollars)
                                         1997          1996
Beginning Balance                        $78           $69
 ACTIVITY
  Contributions                           14            15
  Gain                                     6             2
Disbursements                            (14)           (8)

  Ending Balance                         $84           $78


NUCLEAR FUEL DISPOSAL AND CLEANUP OF FEDERAL PLANTS - PGE contracted with the USDOE for permanent disposal of its spent nuclear fuel in federal facilities at a cost of .1<cent> per net kilowatt-hour sold at Trojan which the Company paid during the period the plant operated. Significant delays are expected in the USDOE acceptance schedule of spent fuel from domestic utilities. The federal repository, which was originally scheduled to begin operations in 1998, is now estimated to commence operations no earlier than 2010. This may create difficulties for PGE in disposing of its high-level radioactive waste by 2018. However, federal legislation has been introduced which, if passed, would require USDOE to provide interim storage for high-level waste until a permanent site is established. PGE intends to build an interim storage facility at Trojan to house the nuclear fuel until a federal site is available.

The Energy Policy Act of 1992 provided for the creation of a Decontamination and Decommissioning Fund to finance the cleanup of USDOE gas diffusion plants. Funding comes from domestic nuclear utilities and the federal government. Each utility contributes based on the ratio of the amount of enrichment services the utility purchased to the total amount of enrichment services purchased by all domestic utilities prior to the enactment of the legislation. Based on Trojan's 1.1% usage of total industry enrichment services, PGE's portion of the funding requirement is approximately $17 million. Amounts are funded over 15 years beginning with the USDOE's fiscal year 1993. Since enactment, PGE has made the first six of the 15 annual payments with the first payment made in September 1993.

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

                QUARTERLY COMPARISON FOR 1997 AND 1996 (UNAUDITED)



                             MARCH 31    JUNE 30    SEPTEMBER 30 DECEMBER 31
                             (MILLIONS OF DOLLARS)
1997
Operating revenues           $368        $308         $391       $349
Net operating income           65          46           46         51
Net income                     48          28           15         35
Income available for
 common stock                  47          28           14         35


1996
Operating revenues           $300        $233         $260       $317
Net operating income           68          52           47         63
Net income                     50          35           28         43
Income/(loss) available for
 common stock                  49          34           27         43






ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE


None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



DIRECTORS OF THE REGISTRANT (*)


JAMES V. DERRICK, JR., age 53
  Director since 1997
  Mr. Derrick has served as Senior Vice President and General Counsel of Enron Corp. since June 1991. Prior to joining Enron Corp. In 1991, Mr. Derrick was a partner at the law firm of Vinson & Elkins L.L.P. for more than 13 years.

KEN L. HARRISON, age 55
  Director since 1987
  Mr. Harrison serves as a Director and Vice Chairman of Enron Corp. and has served as Chairman of the Board and Chief Executive Officer of Portland General Electric Company since 1987.

JOSEPH M. HIRKO, age 41
 Director since 1997.
  Mr. Hirko serves as Senior Vice President of Enron Corp. and Portland General Electric Company. Mr. Hirko also serves as President and Chief Executive Officer of First Point Communications. From 1991 to 1998 he served as Vice President-Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer of Portland General Electric Company.

KENNETH L. LAY, age 55
  Director since 1997
  For over five years, Mr.  Lay  has  been  Chairman  of  the  Board  and Chief
  Executive  Officer  of  Enron Corp.   Mr. Lay is also a Director of Eli Lilly
  and
  Company, Compaq Computer Corporation, Enron Oil & Gas Company, EOTT Energy Corp. (the general partner of EOTT Energy Partners, L.P.) and Trust Company of the West.

JEFFREY K. SKILLING, age 44
  Director since 1997
  Since  January  1,  1997,  Mr  Skilling  has  served  as  President and Chief
  Operating Officer of Enron Corp. From June 1995 until December 1996 he served as Chief Executive Officer and Managing Director of Enron Capital & Trade Resources Corp ("ECT"). From August 1990 until June 1995, Mr. Skilling served ECT in a variety of managerial positions.


(*)Directors of PGE hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified.

EXECUTIVE OFFICERS OF THE REGISTRANT (*)



NAME                           AGE  BUSINESS     EXPERIENCE

Ken L. Harrison                55   Appointed to current position of Chairman of the Board and Chief Executive  Officer on
  Chairman of the Board, Chief      December 1, 1988.
  Executive Officer, PGE

Alvin Alexanderson             50   Appointed to current position on December 12, 1995.  Served as Vice President, Rates and
  Senior Vice President             Regulatory Affairs from February 1991 until appointed to current position.
  General Counsel and Secretary

Arleen Barnett                 45   Appointed to current position on February 23, 1998.  Served as Manager, Human Resources
  Vice President                    from 1989 until appointed to current position.
  Human Resources

David K. Carboneau             51   Appointed to current position in October 1989.  Served as Vice President, Utility Service
  Vice President                    and Telecommunications from January 1997 until July 1997.  Served as Vice President,
                                    Information Technology from January 1996 until January 1997.  Served as Vice President,
                                    Thermal and Power Operations from September 1995 to January 1996.  Served as Vice
                                    President, PGE Administration from October 1992 to September 1995.

Steven N. Elliott              37   Appointed to current position on February 23, 1998.  Served as Vice President, Finance and
  Vice President                    Treasurer from July 1997 until appointed to current position.  Served as Manager, Corporate
  Chief Financial Officer and       Finance and Assistant Treasurer from April 1992 until July 1997.
  Treasurer

Joseph E. Feltz                43   Appointed to current position on July 1, 1997.  Previously served as Assistnat Controller
  Controller and                    and Assistant Treasurer for over five years.
  Chief Accounting Officer


Peggy Y. Fowler                46   Appointed to current position  on  July  1,  1997.  Served as Executive Vice President
  President                         and Chief Operating Officer, PGE from November 1996 until appointed to current position.
  Chief Operating Officer           Served as Senior Vice President, Energy Services from September 1995 until  November 1996.
  Distribution Operations           Served as Vice President, Distribution and Power Production from  January  1990 to
                                    September 1995.


Stephen R. Hawke               48   Appointed to current position on July 1, 1997.  Served as General Manager, System
  Vice President                    Planning and Engineering until appointed to current position.  Served as Manager,
  Delivery System Planning &        Response and Restoration from May 1993 until May 1995.  Served as Manager, Western
  Engineering                       Region from August 1990 until May 1993.


Joseph M. Hirko                41   Appointed to current position on September 12, 1995.  Served as Vice President-Finance
  Senior Vice President             from December 1991 until July 1997.  Served as Chief Financial Officer from December
                                    1991 until February 1998.  Served as Chief Accounting Officer from December 1991 until
                                    July 1997.  Served as Treasurer from June 1989 to July 1997.

Joe A. McArthur                50   Appointed to current position on July 1, 1997.  Served as Manager of Western Region
  Vice President                    from May 1996 until appointed to current position.  Served as Manager, System
  Substation and Line Operations    Planning from May 1995 to May 1996.  Served as Commercial and Industrial Market
                                    Manager from 1993 to 1995.  Served as Substation Maintenance and Metering Manager from
                                    1980 to 1993.


James J. Piro                  45   Appointed  to  current  position on February 23, 1998.  Served as General Manager, Planning Vice
President                           Support and Analysis from November 1992 until appointed to current position.



NAME                           AGE  BUSINESS      EXPERIENCE


Frederick D. Miller            55   Appointed  to current position on July 1, 1997.  Served as Senior Vice President, Public  Senior
  Vice President                    Affairs and Corporate Services from November 1996 until appointed to current position.  Served
  Public Policy and                 as Director of Executive Department, State of Oregon, from 1987 until appointed to Vice
  Administrative                    President, Public Affairs and Corporate Services in October 1992.
  Services and Distribution
  System Services


Walter E. Pollock              55   Appointed to  current  position  on  July  1, 1997.  Served as Vice President, Enron
  Senior Vice President             Capital and Trade and Senior Vice President, First Point Utility Solutions from
  Power Supply                      November 1996 until appointed to current position.  Served as Group Vice President,
                                    Marketing Conservation and Production at Bonneville Power Administration (BPA)
                                    from April 1994 to November 1996.  Served as Assistant Administrator at BPA, Office
                                    of Power Sales from January 1988 until March 1994.


Christopher D. Ryder           48   Appointed to current position on July 1, 1997.  Served as General Manager, Customer
  Vice President                    Services and Southern Region Operations from 1996 until appointed to current
  Customer and Line Operations      position.  Served as General Manager, Customer Services and Marketing from 1992 to 1996.


(*) Officers are listed as of February 28, 1998. The officers are elected to serve for a term of one year or until their successors are elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION


                          Summary Compensation Table

The following table sets forth the total compensation earned for each year ended December 31, 1997, 1996, 1995 by the Chief Executive Officer and the four most highly compensated executive officers of PGE.

                                                                                         Long-Term
                                                   Annual Compensation                   Compensation           All Other

                                                   Salary ($)          Bonus ($)         Restricted Stock       Compensation
Name and Principal Position           Year         (1)                 (1)               Awards ($) (2)         ($) (3)

Ken L. Harrison (4)                   1997         $243,570            $236,592          $204,755               $68,051
  Chairman of the Board,              1996          399,510             252,193           251,410                40,480
  Chief Executive Officer             1995          417,113             325,439           305,250                59,646

Peggy Fowler                          1997          230,000             160,000           230,185                29,406
  President, Distribution Operations  1996          202,504             106,379           150,500                24,045
  Chief Operating Officer             1995          165,213              78,836           111,000                18,185

Richard E. Dyer (5)                   1997          219,306             165,250           215,060                27,209
   Senior Vice President,             1996          209,196             111,002           150,500                23,428
   Power Supply                       1995          198,297             104,655           111,000                11,979

Frederick D. Miller                   1997          175,020             105,000                 -                48,906
   Senior Vice President, Public      1996          161,259              73,811            75,250                36,400
   Policy, Administrative             1995          137,634              62,341            55,500                32,517
   Services and Distribution
   System Services

Joseph M. Hirko (4) (6)               1997           89,835             158,270           125,038                22,885
   Senior Vice President              1996          103,934              95,509           114,277                18,477
                                      1995          204,646             100,296           138,750                18,540


(1) Amounts shown include cash compensation earned and received by the executive officer, as well as amounts earned but deferred at the election of the officer.

(2) Restricted stock awards are valued at the closing price of $41.4375 per share of Enron Corp. common stock for the July 1, 1997 grant, which will vest 20% on July 1, 1998 and 20% on each of the following four anniversaries of the date of grant. Dividend equivalents for the July 1, 1997 grant accrue from the date of grant and are paid upon vesting. Restricted stock awards are valued at the closing price of $37.625 per share of PGC common stock for the
                         September 10, 1996 grant. The September 10, 1996 grant converted to Enron shares on the effective date of the Merger. Dividends on this grant are paid as declared. Restricted stock awards are valued at $27.75 per share of PGC common stock for the November 6, 1995 grant. This grant vested November 1996 upon PGC shareholder approval for the original Merger Agreement. Aggregate restricted stock holdings listed below are valued at $41.5625 per share, the closing price of the Enron Corp. common stock on December 31, 1997.

                          Aggregate Restricted Stock Holdings

                                         AGGREGATE SHARES (#)  VALUE ($)
   Ken L. Harrison                            23,477           $975,763
   Peggy Fowler                                9,485            394,220
   Richard E. Dyer                             9,120            379,050
   Frederick D. Miller                         1,965             81,670
   Joseph M. Hirko                            10,947            454,985

(3) Other compensation includes: (i) company-paid split dollar insurance premiums; (ii) the dollar value of life insurance benefits as determined under the Commission's methodology for valuing such benefits; (iii) company contributions to the RSP and the MDCP; and
        (iv) earnings on amounts in the MDCP which are greater than 120 percent of the federal long-term rate which was in effect at the time the rate was set. The following table lists the amount for 1997:


                                                    Dollar Value of
                                 Split Dollar       Life Insurance   Contributions to    Above Market
                               Insurance Premium                     401 (k) and MDCP    Interest on MDCP
                                                                                                                   Total
Ken L. Harrison                $  968              $ 2,038           $11,615             $53,430                   $68,051

Peggy Fowler                      705                8,833            13,800               6,068                    29,406

Richard E. Dyer                 1,290                9,862            10,886               5,171                    27,209

Frederick D. Miller               925               21,031            13,700              13,250                    48,906

Joseph M. Hirko                   321                2,833             8,963              10,768                    22,885


(4) Mr. Harrison and Mr. Hirko also serve as executive officers of Enron Corp. The compensation shown represents the amount allocated to PGE.

(5) Richard E. Dyer retired from Portland General Electric Company as of February 1, 1998.

(6) Joseph M. Hirko resigned his position as Chief Financial Officer of Portland General Electric Company as of February 23, 1998.

The following table lists information concerning the stock options to purchase shares of Enron Corp. common stock that were granted to PGE's five highest paid officers during 1997. No stock appreciation rights were granted during 1997.

                        Options/SAR Grants in Last Fiscal Year


                            Number of         % of Total
                            Securities        Options/                                           Potential Realized Value at
                            Underlying        SARs Granted                                       Assumed Annual Rates of Stock
                            Options/          to Employees in   Exercise or                      Price Appreciation for Option
                            SARs{(1)}         Fiscal Year       Base Price        Expiration     Term

NAME                        GRANTED           FISCAL YEAR       ($/SH)            DATE           5%                10%

Ken L. Harrison             120,000{(2)}      0.71%             $41.4375          07/01/07       $3,127,178        $7,924,884
                             33,335{(5)}      0.20%              41.5625          12/31/04          564,032         1,314,434
                              7,430{(6)}      0.04%              41.5625          12/31/07          194,209           492,163

Peggy Y. Fowler              30,000{(2)}      0.18%             $41.4375          07/01/07       $  781,795        $1,981,221
                             10,260{(5)}      0.06%              41.5625          12/31/04          173,600           404,563
                              3,255{(6)}      0.02%              41.5625          12/31/07           85,081           215,611

Joseph M. Hirko              50,000{(2)}      0.30%             $41.4375          07/01/07       $1,302,991        $3,302,035
                             25,000{(3)}      0.15%              38.8750          10/13/07          611,207         1,548,919
                              4,525{(4)}      0.03%              39.8750          12/08/07          113,474           287,566
                             12,825{(5)}      0.08%              41.5625          12/31/04          217,000           505,703
                              3,680{(6)}      0.02%              41.5625          12/31/07           96,190           243,763

Richard E. Dyer              30,000{(2)}      0.18%             $41.4375          07/01/07       $  781,795        $1,981,221
                              3,045{(6)}      0.02%              41,5625          12/31/07           79,591           201,701

Frederick D. Miller          25,000{(2)}      0.15%             $41.4375          07/01/07       $   651,496       $1,651,018
                              3,850{(5)}      0.02%              41.5625          12/31/04            65,142          151,809
                              2,480{(6)}      0.01%              41.5625          12/31/07            64,823          164,275


(1)If a "Change of Control" (as defined in the Enron Corp. 1991 Stock Plan) were to occur before the options became exercisable and are exercised, the vesting described below will be accelerated and all such outstanding options shall be surrendered and the optionee shall receive a cash payment by Enron in an amount equal to the value of the surrendered options (as defined in the 1991 Stock Plan).
(2)Represents stock options awarded on July 1, 1997, which vested 20% at grant and 20% each anniversary date thereafter.
(3)Represents stock options awarded on October 13, 1997, which cliff vest 100% on the 4th anniversary date of the grant.
(4)Represents stock options awarded on December 8, 1997, which cliff vest 100% on the 4th anniversary date of the grant.
(5)Represents stock options awarded under the Long-Term Incentive Program for 1998. Stock options awarded on December 31, 1997 became 20% vested on the date of grant with an additional 20% vested on the anniversary of the date of grant until 100% vested December 31, 2001.
(6)Represents shares issued on December 31, 1997, as a new employee under the All Employee Stock Option Program.

The following table lists information concerning the options to purchase shares of Enron Corp. common stock that were exercised by the officers named above during 1997 and the total options and their value held by each at year-end 1997.

                                                   Aggregate  Stock Options/SAR
Exercised During 1997
                                                   and Stock Options/SAR Values
at December 31, 1997



                                                                 Number of Securities Underlying
                                                                 Unexercised Options/SAR           Value of Unexercised In-the-Money
                                                                 AT DECEMBER 31, 1997              Options/SARs
                                                                                                   AT DECEMBER 31, 1997
                               Shares

                           Acquired            Value                              Un-EXERCISABLE                    Un-EXERCISABLE
NAME                       ON EXERCISE (#)     REALIZED ($)      EXERCISABLE                       EXERCISABLE

Ken L. Harrison            20,000              $449,390          128,567          130,098          $2,502,583       $ 12,000
Peggy Y. Fowler              -                     -               9,552           33,963                 938          2,813
Joseph M. Hirko              -                     -              42,040           83,465             763,806         79,823
Richard E. Dyer              -                     -               7,500           25,545                 937          2,812
Frederick D. Miller          -                     -               7,020           24,310                 781          2,344


Estimated annual retirement benefits payable upon normal retirement at age 65 for the named executive officers are shown in the table below. Amounts in the table reflect payments from the Portland General
Holdings, Inc. Pension Plan and Supplemental Executive Retirement Plan ("SERP") combined.

                                     Pension Plan Table
                            Estimated Annual Retirement Benefit
                               Straight-Life Annuity, Age 65


                                Years of Service
    Final Average
    EARNINGS OF:               15                  20                 25

      175,000                   78,750              91,875            105,000
      200,000                   90,000             105,000            120,000
      225,000                  101,250             118,125            135,000
      250,000                  112,500             131,250            150,000
      300,000                  135,000             157,500            180,000
      400,000                  180,000             210,000            240,000
      500,000                  225,000             262,500            300,000
      600,000                  270,000             315,000            360,000
    1,000,000                  450,000             525,000            600,000

Compensation used to calculate benefits under the combined Pension Plan and SERP is based on a three-year average of base salary and bonus amounts earned (the highest 36 consecutive months within the last 10 years), as reported in the Summary Compensation Table. SERP participants may retire without age-based reductions in benefits when their age plus years of service equals 85. Surviving spouses receive one half the participant's retirement benefit from the SERP, plus the joint and survivor benefit, if any, Social Security
Supplement is paid until the participant is eligible for Social Security retirement benefits. Retirement benefits are not subject to any deduction for Social Security.

The executive officers named in the table have had the following number of service years with the Company: Ken L. Harrison, 22; Peggy Y. Fowler, 23; Richard E. Dyer, 30; Joseph M. Hirko, 17; Frederick D. Miller, 5. Under the Company's SERP, the named executives are eligible to retire without a reduction in benefits upon attainment of the following ages: Ken L. Harrison, 59; Peggy
Y. Fowler, 55; Richard  E.  Dyer, 55; Joseph M. Hirko, 55; Frederick D. Miller,
62.

EMPLOYMENT CONTRACTS
Mr. Harrison entered into an employment agreement with Enron on July 1, 1997, the effective date of the merger between Enron Corp. and Portland General Corp.
(PGC), the former parent of PGE, pursuant to which he will serve as Vice Chairman of Enron and Chairman and Chief Executive Officer of PGE. The
agreement is for a period  of  five  years  and expires on June 30, 2002.   Per
the terms of the agreement, Mr. Harrison will receive an annual base salary of not less than $525,000 and was granted 120,000 stock options which have a 10-year term and which vest 20% on the date of grant and 20% on each of the first five anniversaries of the date of grant and in accordance with the terms of his agreement. Mr. Harrison also received 12,670 shares of restricted stock which vest 20%
on each of the four anniversaries of the date of grant.  Also,
Mr. Harrison will receive an annual bonus of not less than $525,000, of which 20% will be paid in stock options and 80% will be paid in cash. In the event of his involuntary termination, Mr. Harrison will receive amounts prescribed in the agreement through the term of the agreement. If Mr. Harrison terminates his employment voluntarily during a Window Period (defined as one of the 30-day periods beginning on the second, third, or fourth anniversaries of the effective date of the merger between Enron Corp. and PGE), he will be entitled to the insurance coverage equivalent to that under certain of Enron's insurance plans for active employees and to all payments of his annual base salary and bonus at such time and in such manner as if his employment had continued for the balance of the initial term, provided that, if the initial term would have continued beyond the second anniversary of the termination date, then Enron will pay Mr. Harrison a lump sum amount on such second anniversary date equal to the amount which would have been paid to Mr. Harrison during the balance of the initial term if his employment had continued during such period. In the event that the severance or other payments payable under the agreement constitute "excess parachute payments" within the meaning of Section 280G of the Code, and Mr. Harrison becomes liable for any excise tax or penalties or interest thereon, Enron will make a cash payment to him in an amount equal to the tax penalties plus an amount equal to any additional tax for which he will be liable as a result of receipt of the payment for such tax penalties and payment for such reimbursement  for  additional tax.  The employment agreement  contains
noncompete   provisions  in  the  event  of  Mr. Harrison's termination of employment.

Mr. Hirko's employment  agreement  is  similar  in  structure to Mr. Harrison's
agreement.   Under  his  agreement,  Mr.  Hirko will serve  as  a  Senior  Vice
President of Enron and as a senior executive officer of PGE for a period of five years, subject to certain termination provisions similar to those in Mr. Harrison's agreement, and thereafter as Mr. Hirko and Enron may agree. Mr. Hirko will receive an annual base salary of not less than $250,000 and was granted 50,000 stock options which have a 10-year term and will vest 20% on the date of grant and 20% on each succeeding anniversary of the Effective Date, except in the case of Mr. Hirko's Involuntary Termination (as defined in the agreement), but not including a voluntary termination during a Window Period or a Change in Control (as defined in the agreement) of Enron or PGE, in which case the option will vest immediately. Mr. Hirko also received 6,035 shares of Restricted Stock which vest in 20% increments on each of the first five anniversaries of the date of grant and are subject to forfeiture upon
termination of Mr. Hirko's employment.   Mr. Hirko will receive an annual bonus
of not less than $250,000, of which 20% will be paid in immediately vested stock options and 80% will be paid in cash. Following termination of Mr. Hirko's employment for any reason, he or his surviving spouse will be entitled to a Supplemental Retirement Benefit (as defined in the agreement) to ensure that the aggregate pension benefits he or his spouse receives, taking account of all pension benefits from PGC and Enron, are at least equal to the aggregate pension benefits he or his spouse would have received under PGC's Pension Plan and the SERP had he continued to participate in such pension plan and the SERP through the date of termination of employment.

Mr. Hirko's Supplemental Retirement Benefit thus differs from Mr. Harrison's Supplemental Retirement Benefit described above.

The other terms of Mr. Hirko's employment agreement are substantially similar to those of Mr. Harrison's, except that, in the event of an Involuntary Termination prior to the expiration of the Initial Term, Mr. Hirko will be entitled to receive a cash amount equal to the single sum actuarial equivalent of the incremental amount that would be paid as the Supplemental Retirement Benefit if that amount were computed assuming that Mr. Hirko has attained an additional three years of age and an additional three years of service under the SERP.

Ms. Fowler, Messrs. Dyer and Miller entered into employment agreements on July 1, 1997, the effective date of the merger between Enron and PGC, the former parent of PGE. The employment agreements generally provide as follows: (i) each agreement will have a term of three years and expire on June 30, 2000; (ii) each agreement provides for severance pay in the event of involuntary termination by PGE based on the greater of two years or the remainder of the term; (iii) Mr. Dyer's agreement provides that he will be treated as having been involuntarily terminated and entitled to receive three years severance pay if he terminates his employment for any reason during a 30-day period beginning on the first anniversary of the Effective
Time; (iv) the aggregate minimum base salaries per year under such agreements equal $620,000 per year and the aggregate minimum guaranteed annual cash incentives per year under such agreements equal $328,750;
(v) each agreement provides for the grant of 30,000 options to purchase shares of Enron Common Stock, except for Mr. Miller's which provides for 25,000 options; (vi) each agreement, other than Mr. Miller's, provides for the grant of a number of restricted shares of Enron Common Stock having a market value equal to such employee's annual base salary which will vest over a five-year period; (vii) Mr. Dyer's agreement provides that the failure of PGE and Mr. Dyer to extend or enter into a new agreement in either case for one year will be treated as involuntary termination, while Ms. Fowler's and Mr. Miller's agreement provide that the failure of PGE and the employee to extend or enter into a new agreement in either case for two years will be treated as involuntary termination;
(viii) each agreement provides for a supplemental retirement benefit; (ix) each agreement provides that in the event that the severance or other payments payable under the agreement for involuntary termination
(except  for  an involuntary termination of the type described  in clause
(vii) above) constitute "excess parachute payments" within the meaning of Section 280G of the Code and the employee becomes liable for any Tax Penalties, PGE will pay in cash to the employee an amount equal to such Tax Penalties and any incremental income tax liability arising from such payments, grossing up such employee on such gross ups until the amount of the last gross up is less than one hundred dollars; and (x) each agreement includes a noncompetition covenant.

COMPENSATIONS OF DIRECTORS
There are no compensation arrangements for or fees paid to Directors of PGE.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
None

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

PGE is a wholly owned subsidiary of Enron Corp. (Enron). As of December 31, 1997 Enron owned 100% of the outstanding shares of common stock of PGE.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no relationships or transactions involving PGE's directors and executive officers.

                                Part IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                       ON FORM 8-K


(A) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   FINANCIAL STATEMENTS
   Report of Independent Public Accountants
   Consolidated Statements of Income for each of the three years in the period ended December 31, 1997
   Consolidated Statements of Retained Earnings for each of
     the three years in the period ended December 31, 1997 Consolidated Balance Sheets at December 31, 1997 and 1996 Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1997
   Notes to Financial Statements

   FINANCIAL STATEMENT SCHEDULES
   Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

   EXHIBITS
   See Exhibit Index on Page 58 of this report.

(B) REPORT ON FORM 8-K
   December 1, 1997 - Item 5.  Other Events:
      Customer Choice Implementation Proposal

      Residential Exchange Program

      WNP-3 Settlement Exchange Agreement

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Portland General Electric Company



March 27, 1998                      By     /S/ KEN L. HARRISON
                                                 Ken L. Harrison

                                         Chairman of the Board and
                                         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                               Chairman of the Board and
 /S/ KEN L. HARRISON            Chief Executive Officer         March 27, 1998
     Ken L. Harrison


                               Vice President
                                Chief Financial Officer
/S/ STEVEN N. ELLIOTT           and Treasurer                   March 27, 1998
     Steven N. Elliott


                               Controller and
/S/ JOSEPH E. FELTZ             Chief Accounting Officer        March 27, 1998
     Joseph E. Feltz



    *James Y. Derrick
    *Ken L. Harrison
    *Joseph M. Hirko           Directors                        March 27, 1998
    *Kenneth L. Lay
    *Jeffrey K Skilling


     *By              /S/ JOSEPH E. FELTZ
              (Joseph E. Feltz, Attorney-in-Fact)

                     PORTLAND GENERAL ELECTRIC COMPANY AND
                     SUBSIDIARIES

                                 EXHIBIT INDEX

NUMBER                                                                  EXHIBIT


(2)  PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

   * Amended and Restated Agreement and Plan of Merger, dated as of July 20, 1996 and amended and restated as of September 24, 1996 among Enron Corp, Enron Oregon Corp and Portland General Corporation [Amendment 1 to S4 Registration Nos. 333-13791 and 333-13791-1, dated October 10, 1996, Exhibit No. 2.1].

(3)  ARTICLES OF INCORPORATION AND BYLAWS

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

     * Bylaws of Portland General Electric Company as amended on October 1, 1991 [Form 10-K for the fiscal year ended December 31, 1991, Exhibit
       (3)].

(4)  INSTRUMENTS   DEFINING  THE  RIGHTS  OF  SECURITY  HOLDERS,  INCLUDING
     INDENTURES

     * Portland General Electric Company Indenture of Mortgage and Deed of Trust dated July 1, 1945;

     * Fortieth Supplemental Indenture, dated October 1, 1990 [Form 10-K for the fiscal year ended December 31, 1990, Exhibit (4)].

     * Forty-First Supplemental Indenture dated December 1, 1991 [Form 10-K for the fiscal year ended December 31, 1991, Exhibit (4)].

     * Forty-Second Supplemental Indenture dated April 1, 1993 [Form 10-Q for the quarter ended March 31,1993, Exhibit (4)].

     * Forty-Third Supplemental Indenture dated July 1, 1993 [Form 10-Q for the quarter ended September 30, 1993, Exhibit (4)].

     * Forty-Fourth Supplemental Indenture dated August 1, 1994 [Form 10-Q for the quarter ended September 30, 1994, Exhibit (4)].

     * Forty-Fifth Supplemental Indenture dated May 1, 1995 [Form 10-Q for the quarter ended June 30, 1995, Exhibit (4)].

     * Forty-Sixth Supplemental Indenture dated August 1, 1996 [Form 10-K for the fiscal year ended December 31, 1997, Exhibit (4)].

       Other instruments which define the rights of holders of long-term debt not required to be filed herein will be furnished upon written request.

                     PORTLAND GENERAL ELECTRIC COMPANY AND
                                  SUBSIDIARIES

                                 EXHIBIT INDEX

NUMBER                                                                  EXHIBIT


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

      The following 12 exhibits were filed in conjunction with the 1985 Boardman/Intertie Sale:

      * Long-term Power Sale Agreement, dated November 5, 1985 [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

      * Long-term Transmission Service Agreement, dated November 5, 1985 [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

      * Participation Agreement, dated December 30, 1985 [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

      * Lease Agreement, dated December 30, 1985 [Form 10-K for the fiscal year ended December 31,1985, Exhibit (10)].

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

        Portland   General   Holdings,   Inc.   Outside   Directors'  Deferred
        Compensation Plan, 1997 Restatement dated June 25, 1997 (Filed herewith).

        Portland General Holdings, Inc. Retirement Plan for Outside Directors, 1997 Restatement dated June 25, 1997 (Filed herewith).

                     PORTLAND GENERAL ELECTRIC COMPANY AND
                                  SUBSIDIARIES

                                 EXHIBIT INDEX

NUMBER                                                                  EXHIBIT


(10)    Portland  General  Holdings,  Inc.  Outside  Directors' Life Insurance
CONT.   Benefit Plan, 1997 Restatement dated June 25, 1997 (Filed herewith).

              EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

        Portland General Holdings, Inc. Management Deferred Compensation Plan, 1997 Restatement dated June 25, 1997 (Filed herewith).

        Portland General Holdings, Inc. Senior Officers Life Insurance Benefit Plan, 1997 Restatement Amendment No. 1 dated June 25, 1997 (Filed herewith).

      * Portland General Electric Company Annual Incentive MasterPlan [Form 10-K for the fiscal year ended December 31, 1987, Exhibit (10)].

      * Portland General Electric Company Annual Incentive Master Plan, Amendments No. 1 and No. 2 dated March 5, 1990 [Form 10-K for the fiscal year ended December 31, 1989, Exhibit (10)].

        Portland General Holdings, Inc. Supplemental Executive Retirement Plan, 1997 Restatement dated June 25, 1997 (Filed herewith).

(23)    CONSENTS OF EXPERTS AND COUNSEL

        Portland General Electric Company Consent of Independent Public Accountants (filed herewith).

(24)    POWER OF ATTORNEY

        Portland General Electric Company Power of Attorney (filed herewith).



* Incorporated by reference as indicated.



Note: Although the Exhibits furnished to the Securities and Exchange Commission with the Form 10-K have been omitted herein, they will be supplied upon written request and payment of a reasonable fee for reproduction costs. Requests should be sent to:

             Joseph E. Feltz
             Controller
             Chief Accounting Officer

             Portland General Electric Company
             121 SW Salmon Street
             Portland, OR 97204