Form 10-Q
period 1998-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 1998-05-14
CIK 784977

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


    [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                          OR
    [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
           For the Transition period from ________________ to _______________


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 14, 1998: 42,758,877 shares of Common Stock, $3.75 par value. (All shares are owned by Enron Corp.)

                                 TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER

DEFINITIONS                                                                   2

PART I.   FINANCIAL INFORMATION

             Item 1. Financial Statements
                     Consolidated Statements of Income                        3
                     Consolidated Statements of Retained Earnings             3
                     Consolidated Balance Sheets                              4
                     Consolidated Statements of Cash Flow                     5
                     Notes to Consolidated Financial Statements.............. 6

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations........... 7

PART II.  OTHER INFORMATION
            Item 1 - Legal Proceedings...................................... 11
            Item 6 - Exhibits and Reports on Form 8-K....................... 11
            Signature Page.................................................. 12



                                    DEFINITIONS

AFDC...............................Allowance For Funds Used During Construction
Bonneville Pacific...............................Bonneville Pacific Corporation
BPA.............................................Bonneville Power Administration
Coyote Springs..................................Coyote Springs Generation Plant
Enron...............................................................Enron Corp.
ESP.....................................................Energy Service Provider
FERC.......................................Federal Energy Regulatory Commission
Holdings........................................Portland General Holdings, Inc.
kWh...............................................................Kilowatt-Hour
Mill......................................................One tenth of one cent
MWa...........................................................Average megawatts
MWh...............................................................Megawatt-hour
NYMEX..............................................New York Mercantile Exchange
OPUC or the Commission.........................Oregon Public Utility Commission
Portland General or PGC............................Portland General Corporation
PGE or the Company............................Portland General Electric Company
PUHCA................................Public Utility Holding Company Act of 1935
Trojan.....................................................Trojan Nuclear Plant
USDOE........................................United States Department of Energy
WAPA...............................................Western Area Power Authority
WNP-3..............................Washington Public Power Supply System Unit 3

                        Portland General Electric Company and Subsidiaries

                             CONSOLIDATED STATEMENTS OF INCOME FOR THE
                            THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                      (UNAUDITED)

                                                                       Three Months Ended
                                                                       March 31
                                                                       1998           1997
                                                                       (Millions of Dollars)
 OPERATING REVENUES                                                    $ 314          $ 368
 OPERATING EXPENSES
  Purchased power and fuel                                               123            157
  Production and distribution                                            34             28
  Administrative and other                                               27             24
  Depreciation and amortization                                          37             40
  Taxes other than income taxes                                          16             15
  Income taxes                                                           25             39
                                                                         262            303
NET OPERATING INCOME                                                     52             65
OTHER INCOME (DEDUCTIONS)
  Miscellaneous                                                          2              -
  Income taxes                                                           1              1
                                                                         3              1
INTEREST CHARGES
  Interest on long-term debt and other                                   17             17
  Interest on short-term borrowings                                      1              1
                                                                         18             18
NET INCOME                                                               37             48
PREFERRED DIVIDEND REQUIREMENT                                           1              1
INCOME AVAILABLE FOR COMMON STOCK                                      $ 36           $ 47

                         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE
                              THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                              (Unaudited)

                                                                       Three Months Ended
                                                                       March 31
                                                                       1998           1997
                                                                       (Millions of Dollars)
BALANCE AT BEGINNING OF PERIOD                                         $ 270          $ 292
NET INCOME                                                               37             48
MISCELLANEOUS                                                            -              (1)
                                                                         307            339
DIVIDENDS DECLARED
  Common stock                                                           -              13
  Preferred stock                                                        1              1
                                                                         1              14
BALANCE AT END OF PERIOD                                               $ 306          $ 325

The accompanying notes are an integral part of these consolidated statements.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                            AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                                           (Unaudited)
                                                           March 31                December 31
                                                           1998                    1997
                                                           (Millions of Dollars)

                                             ASSETS
ELECTRIC UTILITY PLANT - ORIGINAL COST
    Utility plant (includes Construction Work in
     Progress of $26 and $27)                              $ 3,106                 $ 3,078
    Accumulated depreciation and amortization              (1,289)                 (1,260)
                                                           1,817                   1,818
OTHER PROPERTY AND INVESTMENTS
    Contract termination receivable                        102                     104
    Receivable from parent                                 104                     106
    Trojan decommissioning trust, at market                79                      84
     value
    Corporate owned life insurance, less loans             63                      58
     of  $27 and $31
    Miscellaneous                                          17                      17
                                                           365                     369
CURRENT ASSETS
    Cash and cash equivalents                              4                       3
    Accounts and notes receivable                          125                     125
    Unbilled and accrued revenues                          33                      46
    Inventories, at average cost                           30                      30
    Prepayments and other                                  32                      21
                                                           224                     225
DEFERRED CHARGES
  Unamortized regulatory assets                            809                     819
  Miscellaneous                                            24                      25
                                                           833                     844
                                                           $ 3,239                 $ 3,256

                 CAPITALIZATION AND LIABILITIES

CAPITALIZATION
    Common stock equity
      Common stock, $3.75 par value per share,
       100,000,000 shares authorized,
       42,758,877 shares outstanding                       $ 160                   $ 160
      Other paid-in capital - net                          480                     480
    Retained earnings                                      306                     270
    Cumulative preferred stock
       Subject to mandatory redemption                     30                      30
    Long-term obligations                                  1,005                   1,008
                                                           1,981                   1,948
CURRENT LIABILITIES
    Accounts payable and other accruals                    134                     167
    Accrued interest                                       14                      11
    Dividends payable                                      1                       1
    Accrued taxes                                          54                      63
                                                           203                     242
OTHER
    Deferred income taxes                                  363                     363
    Deferred investment tax credits                        42                      43
    Trojan decommissioning and transition costs            307                     313
    Unamortized regulatory liabilities                     254                     258
    Miscellaneous                                          89                      89
                                                           1,055                   1,066
                                                           $ 3,239                 $ 3,256

The accompanying notes are an integral part of these consolidated balance sheets.

                        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE
                            THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                            (Unaudited)

                                                                                                 Three Months Ended
                                                                                                 March 31
                                                                                                 1998                  1997
                                                                                                 (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Reconciliation of net income to net cash provided by (used in)
     operating activities
      Net Income                                                                                 $ 37                  $ 48
      Non-cash items included in net income:
          Depreciation and amortization                                                            33                    31
          Amortization of Trojan investment                                                        9                     9
          Amortization of deferred charges (credits)                                               (3)                   2
          Deferred income taxes - net                                                              -                     (1)
     Changes in working capital:
         (Increase) Decrease in receivables                                                        12                    (3)
         (Increase) Decrease in inventories                                                        -                     (2)
          Increase (Decrease) in payables and accrued taxes                                        (39)                  42
         Other working capital items - net                                                         (11)                  (10)
     Other - net                                                                                   1                     1
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                39                    117
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures & energy efficiency programs                                             (31)                  (37)
     Trojan decommissioning expenditures                                                           (6)                   (3)
     Trojan decommissioning trust activity                                                         4                     (1)
     Other - net                                                                                   -                     (2)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                (33)                  (43)
CASH FLOW FROM FINANCING ACTIVITIES:
     Net increase (decrease) in short-term borrowings                                              -                     (19)
     Borrowings from Corporate Owned Life Insurance                                                (4)                   -
     Repayment of long-term debt                                                                   -                     (25)
     Dividends paid                                                                                (1)                   (17)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                (5)                   (61)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   1                     13
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     3                     19
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $ 4                   $ 32
Supplemental disclosures of cash flow information
   Cash paid during the period:
      Interest, net of amounts capitalized                                                       $ 14                  $ 17
      Income taxes                                                                                 40                    5

The accompanying notes are an integral part of these consolidated statements.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


NOTE 1 - PRINCIPLES OF INTERIM STATEMENTS

The interim financial statements have been prepared by Portland General Electric Company (PGE) and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim period presented. Certain information and footnote disclosures made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on the estimates of operating time expired, benefit received or activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is PGE's opinion that, when the interim statements are read in conjunction with the 1997 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading.

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

NOTE 3 - COMPREHENSIVE INCOME

Effective  January  1,  1998,  PGE  adopted  Statement  of Financial Accounting
Standards (SFAS) No. 130, "Reporting Comprehensive Income".   Items  includable
in Comprehensive Income are immaterial.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following review of Portland General Electric Company's (PGE) results of operations should be read in conjunction with the Consolidated Financial Statements.

Due  to seasonal fluctuations in electricity sales, as well  as  the  price  of
wholesale   energy  and  fuel  costs,  quarterly  operating  earnings  are  not necessarily indicative of results to be expected for calendar year 1998.

1998 COMPARED TO 1997 FOR THE THREE MONTHS ENDED MARCH 31

PGE earned $36 million during the first quarter of 1998 compared to earnings of
$47 million in  1997.   Reduced  earnings  were  the result of lower margins on
electric sales and higher operating costs.

Revenues declined $54 million compared to the first quarter 1997 due to the transfer of wholesale trading activities to a non-regulated affiliate. Retail revenues were flat. The number of retail customers increased by 15,000 since the first quarter of 1997. However, due to warmer temperatures, use per customer was down 5.5%.

           MEGAWATT-HOURS SOLD (THOUSANDS)
                   1998             1997
Retail             4,726            4,836
Wholesale          3,575            6,419

Energy purchases declined by 40 percent due to the decline in both wholesale demand and retail usage, contributing to a $34 million reduction in power costs. Firm prices remained flat at 16.3 mills compared to last year. Below normal water conditions raised the spot market prices to an average 14.2 mills compared to 12.2 mills in 1997. As a result, PGE thermal and gas production increased 61 percent or 959,450 MWh and represented 30 percent of PGE's total power needs.



         MEGAWATT/VARIABLE POWER COSTS
                                                                   Average Variable
                     Megawatt-Hours (thousands)                 Power Cost (Mills/kWh)
                     1998             1997                         1998          1997
Generation           2,543            1,584                        7.0           4.3
Firm Purchases       5,648            9,293                        16.3          16.3
Spot Purchases       377              692                          14.2          12.2
  Total Send-Out     8,568            11,569

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


PGE does not have a fuel adjustment clause as part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.

Operating expenses (excluding variable power, depreciation and income taxes) increased $9 million due the January ice storm repair costs and higher administrative expense.

Depreciation and amortization expense increases resulted from normal asset additions (primarily distribution assets).

CASH FLOW

CASH PROVIDED BY OPERATIONS is  used  to  meet  the  day-to-day   cash
requirements   of   PGE.   Supplemental  cash  is  obtained  from  external
borrowings as needed.

A significant portion of cash from operations comes from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash. Decreased cash flow was substantially due to current tax payments of $40 million compared to $5 million in first quarter 1997.

INVESTING ACTIVITIES include improvements to generation, transmission and distribution facilities and continued investment in energy efficiency programs. Through March 31, 1998, $31 million has been expended for capital projects, primarily improvements to PGE's distribution system to support the addition of new customers to PGE's service territory.

PGE funds an external trust for Trojan decommissioning costs through customer collections at a rate of $14 million annually. The trust invests in investment-grade tax-exempt and U.S. Treasury bonds. Withdrawals from the trust are made as necessary for reimbursement of decommissioning expenditures. During the first quarter of 1998 nearly $7 million was withdrawn from the trust.

FINANCING ACTIVITIES - Cash used for financing activities totaled $5 million in the first quarter 1998 compared to $61 million in 1997. PGE has issued no new long-term debt in 1997 and has instead relied on short-term borrowings and cash from operations to manage its day to day financing requirements. No long-term debt was retired during the first quarter 1998.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of March 31, 1998 PGE has the capability to issue preferred stock and additional First Mortgage Bonds in amounts sufficient to meet its capital requirements.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


FINANCIAL AND OPERATING OUTLOOK

CUSTOMER CHOICE

PROPOSAL

In late 1997 PGE filed a proposal before the OPUC which would give all of its customers a choice of electricity providers and provide a price decrease of about 10 percent as early as first quarter 1999. If the proposal is approved, PGE would become a regulated transmission and distribution company focused on delivering, but not selling, electricity. As part of this restructuring PGE is asking for OPUC approval to sell all its generating assets, power supply and purchase contracts. A sale of PGE's supply portfolio would allow the OPUC to put a dollar value on "transition costs", the costs that a regulated utility company would be unable to recover in a competitive market. PGE is seeking full recovery of these transition costs.

PGE is dependent upon the regulatory process to ensure that future revenues will be provided for the recovery of regulatory assets, including the transition costs mentioned above. In the event that the regulatory process does not provide revenues for recovery of transition costs, PGE could be required to write off all or a portion of such amounts from its balance sheet.

INTRODUCTORY PROGRAM

PGE initiated the Customer Choice Introductory Program to allow over 50,000 PGE customers in four cities to buy their power from competing energy service providers. To date, over 8,600 or 16 percent of eligible retail customers have selected alternate energy service providers. There are fourteen certified energy service providers, with eight currently scheduling and selling power. This program, which terminates on December 31, 1998, is providing valuable information to PGE, the OPUC and legislators on the effects of retail competition on PGE and its customers. PGE does not expect that this program will have a material adverse impact on 1998 operating margins.

RETAIL CUSTOMER GROWTH AND ENERGY SALES

Weather adjusted retail energy sales grew by 1 percent for the three months ended March 31, 1998 compared to the same period last year. PGE expects 1998 retail energy sales growth of approximately 3 percent over 1997. Commercial and manufacturing sales were slightly higher in the first quarter compared to last year. For 1998, manufacturing is expected to grow 4 percent, which includes high tech, PGE's fastest growing segment.

RESIDENTIAL EXCHANGE PROGRAM - In January 1998 rates for PGE's residential and small farm customers increased 11.9 percent due to the Bonneville Power Administration's (BPA)


QUARTERLY INCREASE IN RETAIL CUSTOMERS

QUARTER/YEAR            RESIDENTIAL             COMMERCIAL/INDUSTRIAL
    4Q95                    5566                        554
    1Q96                    3633                        539
    2Q96                    3664                        76
    3Q96                    3021                        594
    4Q96                    5151                        877
    1Q97                    3953                        509
    2Q97                    4693                        537
    3Q97                    3529                        388
    4Q97                    3698                        12
    1Q98                    2762                        670

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


elimination  of  the  Residential  Exchange  Credit.   PGE  contested  this
decision and has recently come to an agreement with BPA which allows PGE customers access to federal power in a manner comparable to the access provided public power customers. Under the agreement (expected to be finalized in late May 1998) BPA will pay PGE $25.5 million, which will be used to reduce the retail rates of PGE's residential and small farm customers over the next few years.

In June 1998, rates for PGE's residential and small farm customers will decrease by 5 percent, incorporating the Residential Exchange benefits mentioned above.

POWER SUPPLY

Hydro conditions in the region are below normal. Current projections forecast the January-to-July runoff to be 86 percent of normal, assuming normal precipitation for the rest of the run-off season, compared to 150 percent of normal last year. Efforts to restore salmon has reduced the amount of water available for generation which, if continued, may mean less water available in the fall and winter for generation when demand for electricity in the Pacific Northwest is highest.

PGE's base of hydro and thermal generating capacity and the surplus of electric generating capability in the Western U.S. provides PGE the flexibility needed to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers.

WHOLESALE MARKETING

Wholesale sales declined in the first quarter 1998 due to the transfer of PGE's long-term wholesale marketing activities to its non-regulated affiliates. PGE is participating in the wholesale marketplace to balance its supply of power to meet the needs of its retail customers, manage risk and to administer PGE's current long-term wholesale contracts.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although PGE believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, political developments affecting federal and state regulatory agencies, the pace of electric industry deregulation in Oregon and in the United States, environmental regulations, changes in the cost of power, adverse weather conditions, and the effects of the Year 2000 date change during the periods covered by the forward looking statements.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                      PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

For further information, see PGE's report on Form 10-K for the year ended December 31, 1997.

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

PGE appealed to the U.S. Court of Appeals for the Ninth Circuit which, on July 20, 1995, issued an opinion in favor of PGE, reversing the judgment and ordering judgment to be entered in favor of PGE. Columbia Steel filed a petition for reconsideration and on December 27, 1996, the Ninth Circuit Court of Appeals reversed its earlier decision, ruling in favor of Columbia Steel. In early 1997 PGE's request for reconsideration by the Ninth Circuit was denied. The case was remanded to the US District Court for a new determination of damages for service rendered from early 1987 to July 1991. On July 2, 1997 PGE filed a request for certiorari with the US Supreme Court. On August 2, 1997 the US District Court entered a new judgement in favor of Columbia Steel for approximately $3.7 million.

On May 4, 1998, the US Supreme Court indicated it would not review the Ninth Circuit Court decision.

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



                          PORTLAND GENERAL ELECTRIC COMPANY
                                   (Registrants)




May 14, 1998              By        /S/ STEVEN N. ELLIOTT
                                        Steven N. Elliott
                                    Vice President Finance,
                                     Chief Operating Officer
                                            and Treasurer




May 14, 1998              By         /S/ JOSEPH E. FELTZ
                                         Joseph E. Feltz
                                             Controller
                                       Chief Accounting Officer