Form 10-Q
period 1998-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 1998-08-14
CIK 784977

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


    [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                          OR
    [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
           For the Transition period from ________________ to _______________


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1998: 42,758,877 shares of Common Stock, $3.75 par value. (All shares are owned by Enron Corp.)

                                 TABLE OF CONTENTS

                                                                      PAGE
                                                                     NUMBER

DEFINITIONS ........................................................    2

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements
              Consolidated Statements of Income ....................    3
              Consolidated Statements of Retained Earnings .........    3
              Consolidated Balance Sheets ..........................    4
              Consolidated Statements of Cash Flow .................    5
              Notes to Consolidated Financial Statements ...........    6

          Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ........    7

 PART II.  OTHER INFORMATION

              Item 1 - Legal Proceedings ...........................   15
              Item 6 - Exhibits and Reports on Form 8-K ............   15
              Signature Page .......................................   16




                                    DEFINITIONS



AFDC...............................Allowance For Funds Used During Construction
BPA.............................................Bonneville Power Administration
Coyote Springs..................................Coyote Springs Generation Plant
Enron...............................................................Enron Corp.
ESP.....................................................Energy Service Provider
FERC.......................................Federal Energy Regulatory Commission
kWh...............................................................Kilowatt-Hour
Mill......................................................One tenth of one cent
MWa...........................................................Average megawatts
MWh...............................................................Megawatt-hour
NYMEX..............................................New York Mercantile Exchange
OPUC or the Commission.........................Oregon Public Utility Commission
PGE or the Company............................Portland General Electric Company
PUHCA................................Public Utility Holding Company Act of 1935
Trojan.....................................................Trojan Nuclear Plant
USDOE........................................United States Department of Energy

                        Portland General Electric Company and Subsidiaries

                             CONSOLIDATED STATEMENTS OF INCOME FOR THE
                     THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (UNAUDITED)

                                     Three Months Ended                Six Months Ended
                                     June 30                           June 30
                                     1998             1997             1998           1997
                                     (Millions of Dollars)
 OPERATING REVENUES                  $260             $307             $574           $675
 OPERATING EXPENSES
  Purchased power and fuel             89              128              212            285
  Production and distribution          34               35               68             63
  Administrative and other             28               25               55             49
  Depreciation and amortization        37               39               74             79
  Taxes other than income taxes        13               14               29             29
  Income taxes                         18               21               43             60
                                     ----             ----             ----           ----
                                      219              262              481            565
                                     ----             ----             ----           ----
NET OPERATING INCOME                   41               45               93            110
OTHER INCOME (DEDUCTIONS)
  Miscellaneous                         1                1                3              1
  Income taxes                          -                1                1              2
                                     ----             ----             ----           ----
                                        1                2                4              3
                                     ----             ----             ----           ----
INTEREST CHARGES
  Interest on long-term debt and       16               19               33             36
   other
  Interest on short-term                2                1                3              2
   borrowings
  Allowance for borrowed funds
   used during construction             -               (1)               -             (1)
                                     ----             ----             ----           ----
                                       18               19               36             37
                                     ----             ----             ----           ----
NET INCOME                             24               28               61             76
PREFERRED DIVIDEND REQUIREMENT          -                -                1              1
                                     ----             ----             ----           ----
INCOME AVAILABLE FOR COMMON          $ 24             $ 28             $ 60           $ 75
STOCK
                                     ====             ====             ====           ====


                         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE
                       THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                              (Unaudited)

                                     Three Months Ended                Six Months Ended
                                     June 30                           June 30
                                     1998             1997             1998           1997
                                     (Millions of Dollars)
BALANCE AT BEGINNING OF PERIOD       $306             $325             $270           $292
NET INCOME                             24               28               61             76
MISCELLANEOUS                           -                -                -             (1)
                                     ----             ----             ----           ----
                                      330              353              331            367
                                     ----             ----             ----           ----
DIVIDENDS DECLARED
  Common stock                         16               17               16             30
  Preferred stock                       -                -                1              1
                                     ----             ----             ----           ----
                                       16               17               17             31
                                     ----             ----             ----           ----
BALANCE AT END OF PERIOD             $314             $336             $314           $336
                                     ====             ====             ====           ====

The accompanying notes are an integral part of these consolidated statements.


        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                             AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                  (Unaudited)
                                                                  June 30                 December 31
                                                                  1998                    1997
                                                                  (Millions of Dollars)
                            ASSETS

        ELECTRIC UTILITY PLANT - ORIGINAL COST
           Utility plant (includes Construction Work in
            Progress of $34 and $27)                              $ 3,138                 $ 3,078
           Accumulated depreciation and amortization               (1,319)                 (1,260)
                                                                  -------                 -------
                                                                    1,819                   1,818
                                                                  -------                 -------
        OTHER PROPERTY AND INVESTMENTS
           Contract termination receivable                             99                     104
            Receivable from parent                                    101                     106
            Trojan decommissioning trust, at market                    77                      84
             value
            Corporate owned life insurance, less loans                 64                      58
             of $27 and $30
            Miscellaneous                                              17                      17
                                                                  -------                 -------
                                                                      358                     369
                                                                  -------                 -------
        CURRENT ASSETS
            Cash and cash equivalents                                  13                       3
            Accounts and notes receivable                             112                     125
            Unbilled and accrued revenues                              29                      46
            Inventories, at average cost                               31                      30
            Prepayments and other                                      27                      21
                                                                  -------                 -------
                                                                      212                     225
                                                                  -------                 -------
        DEFERRED CHARGES
          Unamortized regulatory assets                               794                     819
          Miscellaneous                                                21                      25
                                                                  -------                 -------
                                                                      815                     844
                                                                  -------                 -------
                                                                  $ 3,204                 $ 3,256
                                                                  =======                 =======

                   CAPITALIZATION AND LIABILITIES

        CAPITALIZATION
          Common stock equity
           Common stock, $3.75 par value per share,
            100,000,000 shares authorized,
            42,758,877 shares outstanding                         $   160                 $   160
           Other paid-in capital - net                                480                     480
           Retained earnings                                          314                     270
           Cumulative preferred stock
            Subject to mandatory redemption                            30                      30
           Long-term obligations                                    1,023                   1,008
                                                                  -------                 -------
                                                                    2,007                   1,948
                                                                  -------                 -------
        CURRENT LIABILITIES
           Accounts payable and other accruals                        119                     167
           Accrued interest                                            11                      11
           Dividends payable                                            1                       1
           Accrued taxes                                               29                      63
                                                                  -------                 -------
                                                                      160                     242
                                                                  -------                 -------
        OTHER
           Deferred income taxes                                      363                     363
           Deferred investment tax credits                             41                      43
           Trojan decommissioning and transition costs                298                     313
           Unamortized regulatory liabilities                         249                     258
           Miscellaneous                                               86                      89
                                                                  -------                 -------
                                                                    1,037                   1,066
                                                                  -------                 -------
                                                                  $ 3,204                 $ 3,256
                                                                  =======                 =======

        The accompanying notes are an integral part of these consolidated balance sheets.


                        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE
                              SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                            (Unaudited)

                                                                         Six Months Ended
                                                                         June 30
                                                                         1998           1997
                                                                         (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Reconciliation of net income to net cash provided by
   (used in) operating activities
      Net Income                                                         $  62          $ 76
      Non-cash items included in net income:
          Depreciation and amortization                                     67            63
          Amortization of Trojan investment                                 18            20
          Amortization of deferred charges                                  (7)            1
           (credits)
          Deferred income taxes - net                                        -            (3)
      Changes in working capital:
          (Increase) Decrease in receivables                                30            33
          (Increase) Decrease in inventories                                (2)           (2)
          Increase (Decrease) in payables and                              (82)          (20)
           accrued taxes
          Other working capital items - net                                 (6)            2
      Other - net                                                            8             1
                                                                         -----          ----
NET CASH PROVIDED BY (USED IN) OPERATING                                    88           171
 ACTIVITIES
                                                                         -----          ----

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures & energy efficiency                             (68)          (77)
       programs
      Trojan decommissioning expenditures                                  (13)           (6)
      Trojan decommissioning trust activity                                  9            (1)
      Other - net                                                            -            (7)
                                                                         -----          ----
NET CASH PROVIDED BY (USED IN) INVESTING                                   (72)          (91)
 ACTIVITIES                                                              -----          ----


CASH FLOW FROM FINANCING ACTIVITIES:
      Net increase (decrease) in short-term                                 38            19
       borrowings
      Borrowings from Corporate Owned Life                                  (4)            -
       Insurance
      Long-term obligations issued                                         142             -
      Repayment of long-term obligations                                  (164)          (52)
      Dividends paid                                                       (18)          (47)
                                                                         -----          ----
NET CASH PROVIDED BY (USED IN) FINANCING                                    (6)          (80)
 ACTIVITIES                                                              -----          ----


INCREASE (DECREASE) IN CASH AND CASH                                        10             -
 EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               3            19
                                                                         -----          ----
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  13          $ 19
                                                                         =====          ====
--------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow
 information
      Cash paid during the period:
       Interest, net of amounts capitalized                              $  33          $ 36
       Income taxes                                                         78            73

--------------------------------------------------------------------------------------------

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


NOTE 2 - LEGAL MATTERS

TROJAN INVESTMENT RECOVERY - On June 24, 1998, the Oregon Court of Appeals ruled that the Oregon Public Utility Commission (OPUC) does not have the authority to allow Portland General Electric (PGE) to recover a return on its undepreciated investment in the Trojan generating facility. The court upheld the OPUC's authorization of PGE's recovery of its undepreciated investment in Trojan.

The Court of Appeals decision was a result of combined appeals from earlier circuit court rulings. In April 1996, a Marion County Circuit Court judge ruled that the OPUC could not authorize PGE to collect a return on its undepreciated investment in Trojan, contradicting a November 1994 ruling from the same court upholding the OPUC's authority. The 1996 ruling was the result of an appeal of PGE's 1995 general rate order which granted PGE recovery of, and a return on, 87 percent of its remaining investment in Trojan.

Both the Company and OPUC plan to file petitions for review with the Oregon Supreme Court. The Company cannot predict the outcome of the appeal. Additionally, due to uncertainties in the regulatory process, management cannot predict, with certainty, what ultimate rate making action the OPUC will take regarding PGE's recovery of a rate of return on its Trojan investment.

At June 30, 1998, PGE's after-tax Trojan plant investment was $179 million. PGE is presently collecting annual revenues of approximately $23 million which represent a return on its undepreciated investment. Revenue amounts allowed to recover a return on the Trojan investment decline through the recovery period which ends in the year 2011.

Management  believes that the ultimate outcome will not have a material adverse
impact on the  financial  condition  of  the  Company.   However, it may have a
material impact on the results of operations for a future reporting period.

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

1998 COMPARED TO 1997 FOR THE THREE MONTHS ENDED JUNE 30

PGE earned $24 million during the second quarter of 1998 compared to earnings of $28 million in 1997. Reduced earnings were the result of lower margins on sales of electricity.

Revenues declined $47 million compared to the second quarter 1997 due to the transfer of wholesale trading activities to a non-regulated affiliate. Retail revenues increased 2.7%. The number of retail customers increased by 17,000 since the second quarter of 1997.

           MEGAWATT-HOURS SOLD (THOUSANDS)

                         1998             1997

Retail                   4,243            4,171
Wholesale                2,382            6,958

Energy purchases declined by 53 percent due to the decline in wholesale activity, contributing to a $39 million reduction in power costs. Firm and spot market prices both increased compared to 1997. Overall, purchased power prices increased to an average 14.1 mills compared to 12.2 mills for the 1997 period. As a result of rising purchased power prices, PGE generation increased 72 percent or almost 800 thousand MWh, representing 29 percent of PGE's total power needs.

         MEGAWATT/VARIABLE POWER COSTS

                     Megawatt-Hours                              Average Variable
                     (thousands)                                 Power Cost (Mills/kWh)
                     1998             1997                       1998           1997

Generation           1,880             1,093                       6.6            4.4
Firm Purchases       4,347             9,410                      14.3           12.3
Spot Purchases         482               930                      12.4           10.7
                     -----            ------                      ----           ----
  Total Send-Out     6,709            11,433                     *13.2          *12.1
                     =====            ======                      ====           ====

(*includes wheeling costs)


        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



Operating expenses (excluding variable power, depreciation and income taxes) were comparable to 1997 level.

1998 COMPARED TO 1997 FOR THE SIX MONTHS ENDED JUNE 30

PGE earned $60 million during the six months ended June 30, 1998 compared to earnings of $75 million in 1997. Reduced earnings were the result of lower margins on sales of electricity and higher operating costs.

Revenues declined $101 million compared to the first half of 1997, primarily due to the transfer of wholesale trading activities to a non-regulated affiliate. Wholesale revenues declined by $110 from
1997. Retail revenues for the first half of 1998 increased slightly. Additional revenues from the residential sector were mostly offset by a decline in revenues from industrial and commercial customers. Megawatt-hours sold to retail customers were flat when compared to the 1997 period. Additional sales resulting from an increase in the number of retail customers was offset by warmer temperatures which reduced the average use per customer.

           MEGAWATT-HOURS SOLD (THOUSANDS)

                         1998              1997

Retail                   8,969              9,006
Wholesale                5,957             13,377

Lower wholesale sales activity contributed to a significant decline in energy purchases and a $73 million reduction in power costs. Average prices for energy have increased when compared to the 1997 period. As a result of rising purchase power prices, PGE increased its generation by 65% or almost
1.8 million MWH. Company generation provided 28% of total power needs

            MEGAWATT/VARIABLE POWER COSTS

                      Megawatt-Hours                                    Average Variable
                      (thousands)                                       Power Cost (Mills/kWh)
                      1998              1997                            1998             1997

Generation             4,423             2,677                            6.8              4.3
Firm Purchases         9,996            18,703                           15.4             14.3
Spot Purchases           858             1,622                           13.2             11.3
                      ------            ------                           ----             ----
  Total Send-Out      15,277            23,002                          *13.9            *13.4
                      ======            ======                           ====             ====

(*includes wheeling costs)


        PORTLAND    GENERAL    ELECTRIC    COMPANY    AND
SUBSIDIARIES

         MANAGEMENT'S    DISCUSSION   AND   ANALYSIS   OF
FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



Operating expenses (excluding variable power, depreciation and income taxes) increased $11 million due to the January ice storm repair costs and higher administrative expenses.

Depreciation expenses resulting from normal asset additions (primarily distribution assets) were more than offset by amortization credits associated with benefits resulting from the termination of a power sales agreement and the Enron merger agreement.


CASH FLOW

CASH PROVIDED BY OPERATIONS is used to meet the day-to-day cash requirements of PGE. Supplemental cash is obtained from external borrowings, as needed.

A significant portion of cash from operations comes from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash. Decreased cash flow was primarily due to higher tax related payments and a significant reduction in accounts payable.

INVESTING ACTIVITIES include improvements to generation, transmission and distribution facilities and continued investment in energy efficiency programs. Through June 30, 1998, $68 million has been expended for capital projects, primarily improvements to PGE's distribution system to support the addition of new customers to PGE's service territory.

PGE deposits funds into an external trust for Trojan decommissioning costs. Funds are collected from customers at a rate of $14 million annually. The trust invests in investment-grade tax-exempt and U.S. Treasury bonds. Withdrawals from the trust are made as necessary for reimbursement of decommissioning expenditures.

FINANCING ACTIVITIES - PGE has relied on commercial paper borrowings and cash from operations to manage its day to day financing requirements. In June 1998, PGE redeemed $142 million of its variable rate pollution control bonds and in turn issued fixed rate bonds maturing through 2033.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of June 30, 1998 PGE has the capability to issue preferred stock and additional First Mortgage Bonds in amounts sufficient to meet its capital requirements.

        PORTLAND    GENERAL    ELECTRIC    COMPANY    AND
SUBSIDIARIES

         MANAGEMENT'S    DISCUSSION   AND   ANALYSIS   OF
FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

FINANCIAL AND OPERATING OUTLOOK

CUSTOMER CHOICE

PROPOSAL

In late 1997 PGE filed a proposal before the OPUC which would give all of its customers a choice of electricity providers as early as first quarter 1999. If the proposal is approved, PGE would become a regulated transmission and distribution company focused on delivering, but not selling, electricity. As part of this restructuring PGE is asking for OPUC approval to sell all its generating assets, power supply and purchase contracts. A sale of PGE's supply portfolio would allow the OPUC to put a dollar value on "transition costs", the costs that a regulated utility company would be unable to recover in a competitive market. PGE is seeking full recovery of these transition costs.

In July 1998, the OPUC staff issued its position, disagreeing with PGE's proposal for full customer choice. The OPUC staff instead recommends a "portfolio model" over PGE's plan and also rejects PGE's request to sell hydroelectric assets. Under the OPUC staff proposal, residential and small business customers would make choices from a portfolio program offered by PGE while industrial customers would choose their electricity provider through direct access. PGE will file its response to OPUC staff and intervenor testimony in mid to late August 1998.

INTRODUCTORY PROGRAM

PGE initiated the Customer Choice Introductory Program to allow over 50,000 PGE customers in four cities to buy their power from competing energy service providers. As of June 30, 1998, over 8,700 or almost 17 percent of eligible retail customers had selected alternate energy service providers. There are fourteen certified energy service providers, with eight currently scheduling and selling power. This program, which terminates on December 31, 1998, is providing valuable information to PGE, the OPUC and legislators on the effects of retail competition on PGE and its customers. PGE does not expect that this program will have a material adverse impact on 1998 operating margins. PGE plans to resume service to those customers who switched to an alternate energy provider during the introductory program.

RETAIL CUSTOMER GROWTH AND ENERGY SALES


Weather adjusted retail energy sales grew by 2.1 percent for the six months ended June 30, 1998 compared to the same period last year. PGE expects 1998 retail energy sales growth of approximately 2.2 percent over 1997. Sales growth has slowed in the manufacturing sector as sales to high-tech customers return to average growth rates (from above average sales growth experienced in the last two years).

QUARTERLY INCREASE IN RETAIL CUSTOMERS

QUARTER/YEAR   RESIDENTIAL   COMMERCIAL/INDUSTRIAL

1Q 96          3,633         539
2Q 96          3,664          76
3Q 96          3,021         594
4Q 96          5,151         877
1Q 97          3,953         509
2Q 97          4,693         537
3Q 97          3,529         388
4Q 97          3,698          12
1Q 98          2,762         670
2Q 98          4,710         603

        PORTLAND    GENERAL    ELECTRIC    COMPANY    AND
SUBSIDIARIES

         MANAGEMENT'S    DISCUSSION   AND   ANALYSIS   OF
FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


RESIDENTIAL EXCHANGE PROGRAM - In early 1998 rates for PGE's residential and small farm customers increased 11.9 percent due to the Bonneville Power Administration's (BPA) elimination of the Residential Exchange Credit. PGE contested this decision and has recently come to an agreement with BPA which will allow PGE customers access to federal power in a manner comparable to the access provided public power customers. Under the agreement (presently being reviewed by BPA and other third partners), BPA will also pay PGE $25.5 million which will be used to reduce the retail rates of PGE's residential and small farm customers over the next few years.

POWER SUPPLY

Hydro conditions in the region are below normal. Current projections forecast the January-to-July runoff to be 94 percent of normal, assuming normal precipitation for the rest of the run-off season, compared to 150 percent of normal last year. Efforts to restore salmon has reduced the amount of water available for generation which, if continued, may mean less water available in the fall and winter for generation when demand for electricity in the Pacific Northwest is highest.

PGE's base of hydro and thermal generating capacity and the surplus of electric generating capability in the Western U.S. provides PGE the flexibility needed to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers.

WHOLESALE MARKETING

Wholesale sales declined dramatically in the first half of 1998 due to the transfer of PGE's long-term wholesale marketing activities to its non-regulated affiliates. PGE is participating in the wholesale marketplace to balance its supply of power to meet the needs of its retail customers,
manage  risk  and  to  administer   PGE's   current  long-term
wholesale contracts.

TROJAN INVESTMENT RECOVERY

On June 24, 1998, the Oregon Court of Appeals ruled that the Oregon Public Utility Commission (OPUC) does not have the authority to allow Portland General Electric (PGE) to recover a return on its undepreciated investment in the Trojan generating facility. The court upheld the OPUC's authorization of PGE's recovery of the undepreciated balance of its investment in Trojan.

The Court of Appeals decision was a result of combined appeals from earlier circuit court rulings. In April 1996, a Marion County Circuit Court judge ruled that the OPUC could not authorize PGE to collect a return on its undepreciated investment in Trojan, contradicting a November 1994 ruling from the same court upholding the OPUC's authority. The 1996 ruling was the result of an appeal of PGE's 1995 general rate order which granted PGE recovery of, and a return on, 87 percent of its remaining investment in Trojan.

Both the Company and OPUC plan to file petitions for review with the Oregon Supreme Court.

        PORTLAND    GENERAL    ELECTRIC    COMPANY    AND
SUBSIDIARIES

         MANAGEMENT'S    DISCUSSION   AND   ANALYSIS   OF
FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


For further information, regarding the legal challenges to the OPUC's authority to grant recovery for PGE's Trojan investment see Part II, Other Information, Item 1. - Legal Proceedings.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The new standard requires that changes in the derivative's value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is to be effective in 1999. PGE has not yet quantified the impacts of adopting SFAS No. 133 or determined the timing of adoption.

YEAR 2000

The Year 2000 problem results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. The use of two digits was a common practice for decades when computer storage and processing was much more expensive than today. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. For example, computer programs that have date-sensitive features may recognize a date represented by "00" as the year 1900, instead of 2000. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and
function.    The   effects   of  the  Year  2000  problem  are
exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. This interdependence certainly is true for PGE and PGE's suppliers, trading partners, and customers.

PGE YEAR 2000 PLAN

PGE's Board of Directors has been briefed about the Year 2000 problem generally and as it may affect PGE business activity. PGE is implementing a Year 2000 plan (the "Plan") covering all of PGE's activities, which will be modified as events warrant. Under the Plan, PGE has inventoried its computer hardware and software systems and embedded chips and software; expects to complete its assessment of the effects of Year 2000 problems on its systems by September 1998; remedy those problems to the maximum practicable extent by June 1999; verify and test the systems to which remediation efforts have been applied; and attempt to ameliorate those aspects of the Year 2000 problem that cannot practicably be remediated by January 1, 2000, including the development of contingency plans to cope with the consequences of Year 2000 problems that have not been identified or remediated by that date. PGE also has engaged certain outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

The Plan also recognizes that the computer, telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") play a major role in the conduct of PGE's business. PGE does not have control of these Outside Entities or Outside Systems. However, PGE's Plan includes an ongoing process of contacting Outside Entities whose systems have, or may have, a substantial effect on PGE's ability to continue to conduct business without disruption from

        PORTLAND    GENERAL    ELECTRIC    COMPANY    AND
SUBSIDIARIES

         MANAGEMENT'S    DISCUSSION   AND   ANALYSIS   OF
FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



Year 2000  problems.  The Plan envisions PGE's attempting
to assess the extent to which these Outside Systems may not be "Year 2000 ready" or "Year 2000 compatible" (that is, able to process data reliably both before and after January 1, 2000, without disruption due to an inability reliably to process date information). PGE will attempt diligently to coordinate with these Outside Entities in an ongoing effort to obtain assurance that these Outside Systems will be Year 2000 compatible well before January 1, 2000. Consequently, PGE will work prudently with Outside Entities in a reasonable attempt to assess, remediate, verify and test PGE's connections to Outside Systems to ascertain the extent to which they are, or can be made to be, Year 2000 ready and compatible with PGE's remediation of its own systems. In that regard, PGE is working with the North American Electric Reliability Council (NERC) to coordinate Year 2000 efforts so that electricity production and delivery systems maintain reliability during the Year 2000 transition. The USDOE has asked the NERC to assume a leadership role in preparing the U.S. electric industry for the transition to the Year 2000. To the extent that Outside Systems are not reasonably expected to be Year 2000 ready, PGE intends to develop contingency plans in an attempt to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities.

Although it is difficult to estimate the total costs of implementing the Plan, through January 1, 2000 and beyond, PGE's preliminary estimate is that such costs will not be material. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs. To date, PGE has expended approximately $3 million since inception of the project in 1997.

OUTLOOK

From a forward-looking perspective, the extent and magnitude of the Year 2000 Problem as it will affect PGE, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important are the difficulty of locating "embedded" chips that may be in a great variety of hardware used for plant control, environmental, transportation, access, communications and other systems. PGE believes that it will be able to identify and remediate mission-critical systems containing embedded chips and will have contingency plans to deal with these systems. Other important difficulties relate to the lack of control over, and difficulty inventorying, assessing, remediating, verifying and testing. Outside Systems connected, and vital to PGE's computer, telecommunications or other mission-critical systems; the difficulty of locating all software (computer code) internal to PGE that is not Year 2000 compatible; and the unavailability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians and other personnel to perform adequate remediation, verification and testing of PGE systems or Outside Systems. Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. There can be no assurance for example that all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to PGE's business. If, despite PGE's diligent, prudent efforts under its Year 2000 Plan, there are Year 2000-related failures that create substantial disruptions to PGE's business, the adverse impact on PGE's business could be material. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite PGE's implementation of the Plan.

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

CITIZENS' UTILITY BOARD OF OREGON V. PUBLIC UTILITY COMMISSION
OF  OREGON and UTILITY REFORM  PROJECT,  COLLEEN  O'NEILL  AND
LLOYD MARBET V. OREGON PUBLIC UTILITY COMMISSION, the Court of
Appeals of the State of Oregon.

On June 24, 1998, the Court of Appeals of the State of Oregon ruled that the Oregon Public Utility Commission (OPUC) does not have the authority to allow Portland General Electric
(PGE) to recover a rate of return on its undepreciated investment in the Trojan generating facility. The court upheld the OPUC's authorization of PGE's recovery of its investment in Trojan.

In April 1996, a circuit court judge in Marion County, Oregon ruled against the OPUC, contradicting a November 1994 ruling from the same court upholding the OPUC's authority. These decisions were appealed to the Court of Appeals.

PGE's after-tax Trojan investment at June 30, 1998 is $179 million. PGE is presently collecting annual revenues of approximately $23 million which represent a return on its undepreciated investment. Revenue amounts allowed for recovery of a return on the Trojan investment decline through the recovery period which ends in the year 2011.

Management believes that  the ultimate outcome will not have a material adverse impact on  the  financial  condition  of  the
Company.   However,  it  may  have  a  material  impact on the
results of operations for a future reporting period.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

           NUMBER      EXHIBIT

             27        Financial Data Schedule - UT
                       (Electronic Filing Only)

b.  Reports on Form 8-K

    June 24, 1998 - Item 5. Other Events: Legal Matters, Trojan Recovery.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.



                          PORTLAND GENERAL ELECTRIC COMPANY
                                    (Registrants)




August 14, 1998           By       /S/ ALVIN ALEXANDERSON
                                   Alvin Alexanderson
                                   Senior Vice President
                                   General Counsel and Secretary




August 14, 1998           By       /S/ MARY K. TURINA
                                   Mary K. Turina
                                   Controller
                                   Chief Accounting Officer