Form 10-Q
period 1998-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 1998-11-13
CIK 784977

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


    [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                          OR
    [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
           For the Transition period from ________________ to _______________


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1998: 42,758,877 shares of Common Stock, $3.75 par value. (All shares are owned by Enron Corp.)

                                 TABLE OF CONTENTS
                                                                          PAGE
                                                                         NUMBER

DEFINITIONS .............................................................   2

PART I.    FINANCIAL INFORMATION

             Item 1. Financial Statements
                Consolidated Statements of Income .......................   3
                Consolidated Statements of Retained Earnings.............   3
                Consolidated Balance Sheets..............................   4
                Consolidated Statements of Cash Flow.....................   5
                Notes to Consolidated Financial Statements...............   6

             Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations............   8

 PART II.  OTHER INFORMATION

             Item 1 - Legal Proceedings..................................  19
             Item 6 - Exhibits and Reports on Form 8-K...................  19
             Signature Page..............................................  20





                                    DEFINITIONS


kWh...............................................................Kilowatt-Hour
Mill......................................................One tenth of one cent
MWh...............................................................Megawatt-hour
OPUC or the Commission.........................Oregon Public Utility Commission
PGE or the Company............................Portland General Electric Company
Trojan.....................................................Trojan Nuclear Plant

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME FOR THE
        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)



                                  Three Months Ended          Nine Months Ended
                                   September 30                 September 30
                                1998          1997         1998            1997
                               (Millions of Dollars)



 OPERATING REVENUE                $ 274       $ 391        $ 848       $ 1,066

 OPERATING EXPENSES
 Purchased power and fuel           101         223          313           508
  Production and distribution        32          31          100            94
  Administrative and other           29          26           84            76
  Depreciation and amortization      40          37          113           115
  Taxes other than income taxes      14          14           44            42
  Income taxes                       17          14           60            74
                                  -----       -----        -----       -------
                                    233         345          714           909
                                  -----       -----        -----       -------
NET OPERATING INCOME                 41          46          134           157
                                  -----       -----        -----       -------
OTHER INCOME (DEDUCTIONS)
 Other                                2         (24)           5           (23)
 Income taxes                         1          11            3            12
                                  -----       -----        -----       -------
                                      3         (13)           8           (11)
                                  -----       -----        -----       -------
INTEREST CHARGES
 Interest on long-term debt and
    other                            17          17           50            52
 Interest on short-term borrowing     2           1            5             4
 Allowance for borrowed funds used
   during construction               (1)          -           (1)           (1)
                                   -----      -----        -----       -------
                                      18         18           54            55
                                   -----      -----        -----       -------

NET INCOME                            26         15           88            91
PREFERRED DIVIDEND REQUIREMENT         1          1            2             2
                                   -----      -----        -----       -------

INCOME AVAILABLE FOR COMMON STOCK  $  25      $  14        $  86       $    89
                                   =====      =====         =====       =======



                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE
            THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                        (Unaudited)

                              Three Months Ended             Nine Months Ended
                                 September 30                   September 30
                               1998          1997             1998         1997
                             (Millions of Dollars)


BALANCE AT BEGINNING OF PERIOD     $ 314         $ 336    $ 270        $   292
NET INCOME                            26            15       88             91
ESOP TAX BENEFIT AND OTHER             -           (1)        -            (2)
                                   -----         -----    -----        -------
                                     340           350      358            381
                                   -----         -----    -----        -------
DIVIDENDS DECLARED
 Common stock - cash                  16            16       33             46
 Common stock - property               -            97        -             97
 Preferred stock                       1             1        2              2
                                   -----         -----    -----        -------
                                      17           114       35            145
                                   -----         -----    -----        -------
BALANCE AT END OF PERIOD           $ 323         $ 236    $ 323        $   236
                                   =====         =====    =====        =======

The accompanying notes are an integral part of these consolidated statements.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS
        AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                   (Unaudited)
                                                    September 30    December 31
                                                    1998                1997
                                                          (Millions of Dollars)
                                                         ASSETS

ELECTRIC UTILITY PLANT - ORIGINAL COST
 Utility plant (includes Construction Work in
  Progress of $31 and $27)                           $ 3,167          $ 3,078
 Accumulated depreciation                             (1,350)          (1,260)
                                                     -------          -------
                                                       1,817            1,818
                                                     -------          -------
OTHER PROPERTY AND INVESTMENTS
 Contract termination receivable                          97              104
 Receivable from parent                                   99              106
 Trojan decommissioning trust, at market value            76               84
 Corporate owned life insurance, less loans of
   $0 and $30                                             92               58
 Other investments                                        16               17
                                                     -------          -------
                                                         380              369
                                                     -------          -------
CURRENT ASSETS
 Cash and cash equivalents                                28                3
 Accounts and notes receivable                           108              125
 Unbilled and accrued revenues                            33               46
 Inventories, at average cost                             28               30
 Prepayments and other                                    40               21
                                                     -------          -------
                                                         237              225
                                                     -------          -------

 DEFERRED CHARGES
  Unamortized regulatory assets                          756              819
  Miscellaneous                                           18               25
                                                     -------          -------
                                                         774              844
                                                     -------          -------
                                                     $ 3,208          $ 3,256
                                                     =======          =======



                                        CAPITALIZATION AND LIABILITIES
CAPITALIZATION
 Common stock equity
 Common stock, $3.75 par value per share,
   100,000,000 shares authorized, 42,758,877
   shares outstanding                               $   160           $   160
 Other paid-in capital - net                            480               480
 Retained earnings                                      323               270
 Cumulative preferred stock
   Subject to mandatory redemption                       30                30
 Long-term debt                                         990             1,008
                                                    -------            ------
                                                      1,983             1,948
                                                    -------            ------
 CURRENT LIABILITIES
  Accounts payable and other accruals                   129               167
  Accrued interest                                       14                11
  Dividends payable                                      17                 1
  Accrued taxes                                          38                63
                                                    -------            ------
                                                        198               242
  OTHER
   Deferred income taxes                                363               363
   Deferred investment tax credits                       40                43
   Unamortized regulatory liabilities                   249               258
   Trojan decommissioning and transition costs          289               313
   Miscellaneous                                         86                89
                                                    -------            ------
                                                      1,027             1,066
                                                    -------            ------
                                                    $ 3,208           $ 3,256
                                                    =======           =======

The accompanying notes are an integral part of these consolidated balance sheets.


                        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE
                           NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                            (Unaudited)

                                                        Nine Months Ended
                                                            September 30
                                                       1998           1997
                                                      (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Reconciliation of net income to net cash
  provided by (used in) operating activities
 Net Income                                             $   88         $    91
 Depreciation and amortization                             113             125
 Deferred income taxes                                       -            (57)
 Other non-cash expenses                                     -              24
 (Increase) Decrease in receivables                         30              12
 Increase (Decrease) in payables                           (59)              85
 Other working capital items - net                         (10)             (8)
 Other - net                                                44               6
                                                        ------         -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        206             278
                                                        ------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                      (96)           (120)
 Other - net                                               (10)             (9)
                                                        ------         -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (106)           (129)
                                                        ------         -------
CASH FLOW FROM FINANCING ACTIVITIES:
 Repayment of long-term debt                              (211)            (98)
 Issuance of long-term debt                                185              22
 Dividends paid                                            (18)            (65)
 Other - net                                               (31)              -
                                                        ------         -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (75)           (141)
                                                        ------         -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            25               8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               3              19
                                                        ------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $   28         $    27
                                                        ======         =======

Supplemental disclosures of cash flow information
 Cash paid during the period:
 Interest, net of amounts capitalized                   $   45         $    52
 Income taxes                                              109              73

The accompanying notes are an integral part of these consolidated statements.


                         PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                (Unaudited)


NOTE 1 - PRINCIPLES OF INTERIM STATEMENTS

The interim financial statements have been prepared by PGE and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim period presented. Certain information and footnote disclosures made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on the estimates of operating time expired, benefit received or activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is PGE's opinion that, when the interim statements are read in conjunction with the 1997 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading.

RECLASSIFICATIONS - Certain amounts in prior years have been reclassified to conform to current year presentation.


NOTE 2 - LEGAL MATTERS

TROJAN INVESTMENT RECOVERY - On June 24, 1998, the Oregon Court of Appeals ruled that the OPUC does not have the authority to allow PGE to recover a return on its undepreciated investment in the Trojan generating facility. The court upheld the OPUC's authorization of PGE's recovery of its undepreciated investment in Trojan.

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

On August 26, 1998, PGE and the OPUC filed a Petition for Review with the Oregon Supreme Court, supported by amicus briefs filed by three other major utilities seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's return on its undepreciated investment in Trojan. If the Supreme Court declines to hear the case, it would be referred back to the OPUC. Due to uncertainties in the regulatory process, management cannot predict, with certainty, what ultimate rate making action the OPUC will take regarding PGE's recovery of a rate of return on its Trojan investment.

Also on August 26, 1998, the Utility Reform Project filed a Petition for Review with the Oregon Supreme Court seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's recovery of its undepreciated investment in Trojan.

At September 30, 1998, PGE's after-tax Trojan plant investment was $174 million. PGE is presently collecting annual revenues of approximately $23 million which represent a return on its undepreciated investment. Revenue amounts reflecting a recovery of a return on the Trojan investment decline through the recovery period which ends in the year 2011.

                              PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     (UNAUDITED)


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

                           PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The  following  review  of   PGE's  results of operations  should  be  read  in
conjunction with the 1997 Annual Report on Form 10K.

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

1998 COMPARED TO 1997 FOR THE THREE MONTHS ENDED SEPTEMBER 30

PGE earned $25 million during the third quarter of 1998 compared to $14 million in 1997. Increased earnings were largely attributable to a $14 million after-tax non-recurring loss provision for future costs associated with non-utility property, recorded in 1997.

Total revenues declined $117 million compared to the third quarter of 1997 due to the transfer of wholesale trading activities to a non-regulated affiliate. Retail revenues, adjusted for the accounting effect of BPA payments received under the Exchange Provisions of the Regional Power Act (fully offset in
"Purchased Power and Fuel") increased 1.4% The average number of retail customers increased by approximately 16,000 since the third quarter of 1997.

                        MEGAWATT-HOURS SOLD (THOUSANDS)

                        1998             1997
Retail                  4,389            4,364
Wholesale               2,675            8,665


Energy purchases declined by 63 percent due to the decline in wholesale activity, contributing to a $122 million reduction in power costs. Firm prices decreased slightly and spot market prices increased compared to 1997, due primarily to regional hydro conditions and gas prices. Overall, purchased power prices increased to an average 21.1 mills compared to 18.6 mills for the 1997 period. Generation increased 34 percent as plants operated to produce power more economically than the cost to purchase. Total generation increased from 2.3 million MWh in 1997 to 3.1 million MWh in 1998, and accounted for 43% of total Company energy, up from 17%.


                        MEGAWATT/VARIABLE POWER COSTS

                        Megawatt-Hours                      Average Variable
                        1998             1997               1998          1997
Generation              3,060             2,288               9.6          9.1
Firm Purchases          3,359            10,113              18.8         19.1
Spot Purchases            723               907              32.1         12.9
                        -----            ------             -----         -----
 Total Send-Out         7,142            13,308     Average *17.3         *17.7

                                                     (*includes wheeling costs)

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Operating expenses (excluding variable power, depreciation and income taxes) were comparable to 1997 levels.

Other Income (Deductions) for 1997 reflects a loss provision recorded for future demolition and removal costs associated with non-utility property.

1998 COMPARED TO 1997 FOR THE NINE MONTHS ENDED SEPTEMBER 30

PGE earned $86 million during the nine months ended September 30, 1998, compared to earnings of $89 million in 1997. Reduced earnings were the result of lower margins on sales of electricity and higher operating costs. In addition, the 1997 period included the $14 million after tax non-recurring loss provision for future costs associated with non-utility property.

Revenues declined $218 million compared to the first nine months of 1997, due almost entirely to the transfer of wholesale trading activities to a
non-regulated affiliate.   Retail revenues declined slightly as additional sales
to the residential sector were offse by a decline in revenues from industrial and commercial customers. Megawatt-hours sold to retail customers were flat when compared to the 1997 period. Additional sales resulting from an increase in the number of retail customers were offset by warmer temperatures in the first quarter of the year, reducing the average use per customer.

                       MEGAWATT-HOURS SOLD (THOUSANDS)

                       1998             1997
Retail                 13,358           13,370
Wholesale               8,632           22,043


Lower wholesale sales activity contributed to a significant decline in energy purchases and a $195 million reduction in power costs. Average prices for energy have increased when compared to the 1997 period due to both regional hydro conditions and gas prices. As a result of rising purchase power prices, PGE increased its generation by 51%, or about 2.5 million MWh. Company generation provided 33% of total power needs.

                      MEGAWATT/VARIABLE POWER COSTS
                      Megawatt-Hours                                 Average Variable
                      (thousands)                                    Power Cost (Mills/kWh)
                       1998              1997                         1998             1997
Generation             7,483             4,965                         8.0              5.3
Firm Purchases        13,355            28,815                        16.3             16.0
Spot Purchases         1,582             2,529                        21.8             11.9
  Total Send-Out      22,420            36,311          Average      *15.0            *15.0

                                                      (*includes wheeling costs)

                        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                        MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                CONDITION AND RESULTS OF OPERATIONS


Operating expenses (excluding variable power, depreciation and income taxes) increased $16 million due to repair costs of the January ice storm and to higher administrative expenses.

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

Decreased cash flow was primarily due to higher tax related payments and a significant reduction in accounts payable. In addition, the 1997 period includes a non-cash loss provision of $24 million related to future costs associated with non-utility property ("Other non-cash expenses") and deferred income taxes of $42 million on a capital gain associated with the termination of the SCE Power Sales Agreement (in "Deferred income taxes").

INVESTING ACTIVITIES include improvements to generation, transmission and distribution facilities and continued investment in energy efficiency programs. Through September 30, 1998, $96 million has been expended for capital projects, primarily improvements to PGE's distribution system to support the addition of new customers to PGE's service territory.

PGE deposits funds into an external trust for Trojan decommissioning costs. Funds are collected from customers at a rate of $14 million annually. The trust invests in investment-grade tax-exempt and U.S. Treasury bonds. Withdrawals from the trust are made as necessary for reimbursement of decommissioning expenditures.

FINANCING ACTIVITIES - PGE has relied on commercial paper borrowings and cash from operations to manage its day-to-day financing requirements. In June 1998, PGE issued fixed rate bonds maturing through 2033 and in turn redeemed
$142 million of its variable rate pollution control bonds.

In September 1998, Moody's Investor Services reaffirmed PGE's debt ratings, with secured debt rated A2, unsecured debt rated A3, and commercial paper rated P1. These ratings should enable continued low borrowing costs.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of September 30, 1998 PGE has the capability to issue preferred stock and additional First Mortgage Bonds in amounts sufficient to meet its capital requirements.

                          PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION AND RESULTS OF OPERATIONS


FINANCIAL AND OPERATING OUTLOOK

CUSTOMER CHOICE

PROPOSAL

In late 1997 PGE filed a proposal with the OPUC which would give all of its customers a choice of electricity providers as early as 1999. If the proposal is approved, PGE would become a regulated transmission and distribution company focused on delivering, but not selling, electricity. As part of this restructuring, PGE asked for OPUC approval to sell all its generating assets, power supply and purchase contracts. The sale of PGE's supply portfolio would allow the OPUC to put a dollar value on "transition costs", the costs that a regulated utility company would be unable to recover in a competitive market. PGE is seeking full recovery of these costs.

In July 1998, the OPUC staff issued its position, disagreeing with PGE's proposal for full customer choice. The OPUC staff instead recommended that PGE continue to provide electricity and a regulated cost-of-service rate in conjunction with a "portfolio model". OPUC Staff also rejected PGE's request to sell hydroelectric assets. Under the OPUC staff proposal, all customers would make choices from a portfolio program and a cost-of-service rate offered by PGE while industrial customers would also be able to choose their electricity provider through direct access. PGE filed its response to OPUC Staff and inter-venor testimony in August, reaffirming its commitment to provide choice to all of its customers and offering the idea of trust ownership of PGE's hydro-electric assets.

As of September 30, 1998, the parties have been unable to resolve their differ-ences and reach a settlement. The OPUC is scheduled to issue its restructuring order in January 1999. OPUC Commissioners have indicated that they will likely refer the issue of restructuring and their decision to the 1999 Oregon Legislature.

INTRODUCTORY PROGRAM

PGE initiated the Customer Choice Introductory Program as a one-year pilot to test deregulation readiness by allowing over 50,000 PGE customers in four cities to buy their power from competing energy service providers. At its peak, over 8,700 - almost 17 percent of eligible retail customers - had selected from among eight participating energy service providers. All participating customers will be returned to PGE by the December 31, 1998 termination of the pilot program. PGE does not expect that this program will have a material adverse effect on 1998 operating margins.

The program has provided valuable information to PGE, the OPUC and legislators on the effects of retail competition on PGE and its customers. An independent assessment of the program will be completed by year-end and made available to interested parties, including the State Legislature.

        PORTLAND GENERAL  ELECTRIC COMPANY  AND SUBSIDIARIES

         MANAGEMENT'S    DISCUSSION  AND  ANALYSIS   OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RETAIL CUSTOMER GROWTH AND ENERGY SALES

Weather adjusted retail energy sales grew by 2.7 percent for the nine months ended September 30, 1998 compared to the same period last year. PGE expects 1998 retail energy sales growth of approximately 2.2 percent over 1997. Sales growth has slowed in the manufacturing sector as sales to high-tech customers return to average growth rates (from above average sales growth experienced in the last two years).

QUARTERLY INCREASE IN RETAIL CUSTOMERS

QUARTER/YEAR    RESIDENTIAL      COMMERCIAL/INDUSTRIAL
2Q 96              3664                     76
3Q 96              3021                    594
4Q 96              5151                    877
1Q 97              3953                    509
2Q 97              4693                    537
3Q 97              3529                    388
4Q 97              3698                    12
1Q 98              2762                    670
2Q 98              4710                    603
3Q 98              3822                    671


RESIDENTIAL EXCHANGE PROGRAM - In early 1998, rates for PGE's residential and small farm customers increased 11.9 percent due to the Bonneville Power Administration's (BPA) elimination of the Residential Exchange Credit. PGE had contested BPA's 1996 rate case decision that caused the increase and on September 4, 1998 signed a "Residential Exchange Termination Agreement" which provides for BPA payments to PGE totaling $34.5 million over the next two years (through September
2000). The agreement further provides that such amount be passed to residential and small farm customers in the form of a tariff-based billing credit, which will reduce the previous rate increase to approximately 5.7 percent for all eligible customers through the middle of the year 2001.

POWER SUPPLY

Hydro conditions in the region during the year have been slightly below normal, with the January-to-July runoff at 94 percent of normal; such runoff, however, was sufficient to fill regional reservoirs. Projections of hydro conditions for next year will not be available until near year end. Efforts to restore salmon will continue to reduce the amount of water available for generation under less than normal hydro conditions.

PGE's base of hydro and thermal generating capacity and the surplus of electric generating capability in the Western U.S. provide PGE the flexibility needed to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers.

On November 1, 1998, PGE signed a definitive agreement to sell its 20 percent interest in coal-fired generating units 3 and 4 of the Colstrip power plant, located in eastern Montana. The agreement, subject to both state and federal approval, would transfer ownership of PGE's 322 megawatt interest in the plant to PP&L Global, a subsidiary of PP&L Resources, for $230.5 million. Regulatory approval of this agreement is expected to take about one year. It is not anticipated that the sale will have an adverse impact on the results of operations.

WHOLESALE MARKETING

Wholesale sales declined from 1997 levels consistent with PGE's plan to participate in the wholesale marketplace to balance its supply of power to meet the needs of its retail customers, manage risk, and administer its long-term wholesale contracts.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


TROJAN INVESTMENT RECOVERY

On June 24, 1998, the Oregon Court of Appeals ruled that the OPUC does not have the authority to allow PGE to recover a
return  on  its  undepreciated   investment   in   the  Trojan
generating facility. The court upheld the OPUC's authorization of PGE's recovery of the undepreciated balance of its investment in Trojan.

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

On  August  26,  1998,  PGE and the OPUC filed a Petition  for
Review with the Oregon Supreme  Court.   If  the Supreme Court
declines to hear the case, it would be referred back to the Commission.

Also on August 26, 1998, the Utility Reform Project filed a Petition for Review with the Oregon Supreme Court seeking review of that portion of the Oregon Court of Appeals relating to PGE's recovery of its undepreciated investment in Trojan.

For further information, regarding the legal challenges to the OPUC's authority to grant recovery for PGE's Trojan investment see Part II, Other Information, Item 1. - Legal Proceedings.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", to be effective January 1, 2000. SFAS No. 133 established standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The new standard requires that changes in the derivative's value be recognized currently in earnings unless specific hedge accounting criteria are met. PGE has not yet quantified the impacts of adopting SFAS No. 133 or determined the timing of adoption.

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

STATE OF READINESS

PGE's Board of Directors has adopted the Enron Corp Year 2000 plan (the "Plan"), which covers all of PGE's and other Enron
Corp subsidiaries' activities. The aim of the plan is to take reasonable steps to prevent Enron's mission-critical functions from being impaired due to the Year 2000 problem. "Mission-critical" functions are those critical functions whose loss would cause an immediate stoppage of or significant impairment to major business areas (a major business area is one of material importance to Enron's business).

PGE's Year 2000 plan has been assigned to a centralized staff under the direction of a Year 2000 Project Manager, who coordinates the implementation of the Plan within all affected areas of the company. PGE has also engaged outside consultants, technicians and other external resources to aid in implementing the Plan.

PGE is implementing the Plan, which  will  be  modified  as
events warrant.   Under  the  Plan,  PGE will  continue  to
inventory its mission-critical computer hardware and software systems and embedded chips (computer chips with date-related functions, contained in a wide variety of devices, assess the effects of Year 2000 problems on the mission-critical functions of PGE's business; remedy systems, software and embedded chips in an effort to avoid material disruptions or other material adverse effects on mission-critical functions, processes and systems, verify and test the mission-critical systems to which remediation efforts have been applied; and attempt to mitigate those mission-critical aspects of the Year 2000 problem that are not remediated by January 1, 2000, including the development of contingency plans to cope with the mission-critical consequences of Year 2000 problems that have not been identified or remediated by that date.

The Plan recognizes that the computer, telecommunications, and
other   systems  ("Outside  Systems")  of  outside  entitities
("Outside  Entities")  have  the potential for major, mission-
critical, adverse effects on the  conduct  of  PGE's business.
PGE does not have control of these Outside Entities or Outside Systems. However, the Plan includes an ongoing process of identifying and contacting Outside Entities whose systems in PGE's judgment have, or may have, a substantial effect on PGE's ability to continue to conduct  the  mission-critical aspects of its business without disruption from  Year 2000 problems.  The Plan envisions PGE's attempting to inventory  and  assess the extent to which these
Outside Systems may not be "Year  2000  ready"  or  "Year 2000
compatible."   PGE will attempt reasonably to coordinate  with
these  Outside  Entities   in  an  ongoing  effort  to  obtain
assurance that the Outside Systems  that  are mission-critical to  PGE  will be Year 2000 compatible well before  January  1,
2000.  Consequently,  PGE  will  work  prudently  with Outside
Entities   in  a  reasonable  attempt  to  inventory,  assess,
analyze,  convert   (where   necessary),   test,  and  develop
contingency plans for PGE's connections to these mission-critical Outside Systems and to ascertain the extent to which they are, or can be made to be, Year 2000 ready and compatible with PGE's mission-critical systems.

It   is   important   to  recognize  that  the  processes   of
inventorying,   assessing,    analyzing,   converting   (where
necessary),  testing,  and developing  contingency  plans  for mission-critical items in  anticipation of the Year 2000 event
are necessarily iterative processes.   That  is, the steps are
repeated as PGE learns more about the Year 2000 problem and its effects on PGE's internal systems and on Outside Systems, and about the

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


effects that embedded chips may have on PGE's systems and Outside Systems. As the steps are repeated, it is likely that new problems will be identified and addressed. PGE anticipates that it will continue with these processes through January 1, 2000 and, if necessary based on experience, into the Year 2000 in order to assess and remediate problems that reasonably can be identified only after the start of the new century.

As of November 1998, PGE is at various stages in implementation of the Plan, as shown in the following table, which lists the status of both mission-critical internal systems (including embedded chips) and Outside Systems. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed. PGE will continue closely to monitor work under the Plan and to revise estimated completion dates for the initial iteration of each listed process.


                                                          YEAR 2000 READINESS PLAN

                         MISSION-CRITICAL INTERNAL ITEMS           MISSION-CRITICAL OUTSIDE ENTITIES
                          STATUS          COMPLETION DATE            STATUS           COMPLETION DATE

Inventory              Complete           December 1997          Complete             October 1998
Assessment             Complete           October 1998           In Process           November 1998
Analysis               Complete           October 1998           In Process           November 1998
Conversion             In Process         June 1999              In Process           June 1999
Testing                In Process         September 1999         To Be Initiated      June 1999
Y2K-Ready              In Process         September 1999         To Be Initiated      June 1999
Contingency Plan       In Process         June 1999              To Be Initiated      June 1999



COSTS TO ADDRESS YEAR 2000 ISSUES

Under the Plan, PGE has not incurred material historical costs for Year  2000  awareness,  inventory,  assessment,  analysis, conversion,  testing,  or contingency planning.  Further,  PGE
anticipates  that  its  future   costs   for  these  purposes,
including those for implementing its Year 2000 contingency plans, will not have a material adverse effect on the results of operations.

Although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the "Outlook" section, below, that the actual costs of implementing the plan will not differ materially from the estimated costs or that PGE will not be materially adversely affected by Year 2000 issues.

YEAR 2000 RISK FACTORS

REGULATORY   REQUIREMENTS.   PGE  expects   to   satisfy   all
requirements of regulatory authorities for achieving Year 2000 readiness. If its reasonable expectations in this regard are in error, the adverse effect on PGE could be material.
Outside Entities could force temporary cessation of operations that materially adversely affect PGE.

SHORTAGE OF  RESOURCES.   Between  now  and 2000 there will be
increased competition for people skilled in the technical and managerial skills necessary to deal with the Year 2000 taking substantial precautions to recruit and retain sufficient people skilled in dealing with the Year 2000 problem and has hired consultants who bring additional skilled people to deal with the Year 2000 problem as it

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

affects PGE, PGE could face shortages of skilled personnel or other resources, such as Year 2000 ready computer chips, and these shortages might delay or otherwise impair PGE's ability to assure that its mission-critical systems are Year 2000 ready. Outside Entities could force similar problems that materially adversely affect PGE. PGE believes that the possible import of the shortage of skilled people is not, and will not be, unique to PGE.

POTENTIAL  SHORTCOMING.    PGE  estimates  that  its  mission-
critical systems, will be Year 2000-ready substantially before January 1, 2000. However, there is no assurance that the Plan
will  succeed   in accomplishing  its  purposes  or that unforeseen
circumstances will not arise during implementation of the Plan that would materially and adversely affect PGE.

CASCADING EFFECT.  PGE is taking reasonable steps to identify, assess,  and  where appropriate, replace devices that  contain embedded chips.  Despite these reasonable efforts, there is no assurance that  PGE  will  be  able  to find and remediate all embedded chips in its systems. Further, there is no assurance that Outside Entities on which PGE depends will be able to find and remediate all embedded chips in their systems.  Some of the
embedded  chips that fail to operate or that produce anomalous results may  create  system  disruptions or failures.  Some of these disruptions or failures  may  spread from the systems in which they are located to other systems  in  a cascade.  These cascading failures may have adverse effects upon PGE's ability to maintain safe operations and may also have  adverse effects upon  PGE's  ability  to serve its customers and otherwise  to fulfill certain contractual  and other legal obligations.  The embedded chip problem is widely  recognized as one of the more difficult aspects of the Year 2000  problem  across industries
and  throughout  the  world.   PGE believes that the  possible
adverse impact of the embedded chip problem is not, and will not be, unique to PGE.

THIRD PARTIES. PGE cannot assure that suppliers upon which it depends for essential goods and services will convert and test their mission-critical systems and processes in a timely manner. Failure or delay by all or some of these entities, including U.S. federal, state or local governments, could create substantial disruptions having a material adverse effect on PGE's business.

CONTINGENCY PLANS

As part of the Plan, PGE is developing contingency plans that deal with two aspects of the Year 2000 problem: (1) that PGE, despite its good-faith, reasonable efforts, may not have satisfactorily remediated all of its internal mission-critical systems; and (2) that Outside Systems may not be Year 2000 ready, despite PGE's good-faith, reasonable efforts to work with Outside Entities. PGE's contingency plans are being designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these mission-critical functions or systems, and to facilitate the early identification and remediation of mission-critical Year 2000 problems that first manifest themselves after January 1, 2000.

PGE's  contingency plans will contemplate an assessment of all its mission-critical  internal  information technology systems and its internal operational systems  that  use computer-based controls.  This process will commence in the  early minutes of
January  1, 2000, and continue for hours, days,  or  weeks  as
circumstances  require.   Further, PGE will in that time frame
assess any mission-critical disruptions due to Year 2000-related failures that are external to PGE. The assessment process will cover, for example, loss of electrical power from other utilities; telecommunications services from carriers; or building access, security, or elevator service in facilities occupied by PGE.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


PGE's contingency plans will include the creation of teams that will be standing by on the eve of the new millennium, prepared to respond rapidly and otherwise as necessary to mission-critical Year 2000-related problems as soon as they become known. The composition of teams that are assigned to deal with Year 2000 problems will vary according to the nature, mission-criticality, and location of the problem.

WORST CASE SCENARIO

The Securities and Exchange Commission requires that companies must forecast the most reasonably likely worst case Year 2000 scenario, assuming that the company's Year 2000 plan is not effective. Analysis of the most reasonably likely worst case Year 2000 scenarios PGE may face leads to contemplation of the following possibilities which, though unlikely in some or many cases, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving PGE; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for PGE and its employees, contractors, suppliers, and customers; significant disruption to PGE's ability to gain access to, and remain working in,
office   buildings   and  other  facilities;  the  failure  of
substantial numbers of PGE's mission-critical information (computer) hardware and software systems, including both internal business systems and systems (such as those with embedded chips) controlling operational facilities such as electrical generation, transmission, and distribution systems; and the failure of Outside Systems, the effects of which would have a cumulative material adverse impact on PGE's mission-
critical   systems.   Among  other  things,  PGE  could   face
substantial  claims  by  customers  or loss of revenues due to
service   interruptions,  inability  to  fulfill   contractual
obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation,
stabilization   of   operations   following   mission-critical
failures, and the execution of contingency plans.   PGE  could
also experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to PGE. Under these circumstances, the adverse effect on PGE, and the diminution of PGE's revenues, would be material, although not
quantifiable  at  this  time.   Further  in this scenario, the
cumulative effect of these failures could  have  a substantial
adverse    effect    on    the   economy,   domestically   and
internationally.   The  adverse   effect   on   PGE,  and  the
diminution   of  its  revenues,  from  a  domestic  or  global
recession or depression also is likely to be material, although not quantifiable at this time.

PGE will continue to monitor business conditions with the aim of assessing and quantifying material adverse effects, if any, that result from the Year 2000 problem.

SUMMARY

PGE  has a Plan to deal  with  the  Year  2000  challenge  and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission critical systems that it
controls.   From a forward-looking perspective, the extent and
magnitude of the Year 2000 problem as it will affect PGE, both before  and  for  some  period  after  January  1,  2000,  are difficult to predict  or  quantify  for  a  number of reasons.
Among  these are: the difficulty of locating "embedded"  chips that may  be  in  a great variety of mission-critical hardware
used   for   process   or    flow    control,   environmental,
transportation, access, communications  and other systems; the difficulty of inventorying, assessing, remediating,  verifying and  testing  Outside Systems; the difficulty in locating  all mission-critical software (computer code) internal to PGE that is not Year 2000 compatible; and the unavailability of certain necessary internal or external resources, including but not limited to trained hardware
and  software   engineers, technicians   and   other   personnel
to  perform   adequate remediation,  verification  and  testing  of
PGE  systems  or Outside Systems.  Accordingly, there can be  no

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


assurance that all of PGE's systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by
January 1, 2000, or by some earlier date,  so as not to create a  material disruption to PGE's business.  If,  despite  PGE's reasonable  efforts  under the Plan,  there  are
mission-critical   Year   2000-related  failures  that  create
substantial disruptions to  PGE's business, the adverse impact
on PGE's business could be material.   Additionally, Year 2000
costs  are  difficult  to  estimate  accurately   because   of
unanticipated   vendor  delays,  technical  difficulties,  the
impact  of  tests  of  Outside  Systems  and  similar  events.
Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite
PGE's implementation of the Plan.

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

On August 26, 1998, PGE and the OPUC filed a Petition for Review with the Oregon Supreme Court, supported by amicus briefs filed by three other major utilities seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's return on its undepreciated investment in Trojan. If the Supreme Court declines to hear the case, it would be referred back to the OPUC.

Also on August 26, 1998, the Utility Reform Project filed a Petition for Review with the Oregon Supreme Court seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's recovery of its undepreciated investment in Trojan.

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



                          PORTLAND GENERAL ELECTRIC COMPANY
                                    (Registrants)




November 12, 1998         By    /s/ Bradley K. Alford
                                    Bradley K. Alford
                                     Vice President
                             Chief Financial Officer and
                                       Treasurer



November 12, 1998         By    /s/ Mary K. Turina
                                    Mary K. Turina
                                      Controller
                                Chief Accounting Officer