Form 10-Q
period 1999-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 1999-05-10
CIK 784977

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-Q


[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1999: 42,758,877 shares of Common Stock, $3.75 par value. (All shares are owned by Enron Corp.)

                     TABLE OF CONTENTS


                                                         PAGE
                                                       NUMBER

DEFINITIONS..............................................................  2
PART I.   FINANCIAL INFORMATION

    Item 1. Financial Statements


            Consolidated Income Statement................................. 3
            Consolidated Statements of Retained Earnings.................. 3
            Consolidated Balance Sheet ................................... 4
            Consolidated Statement of Cash Flow .......................... 5
            Notes to Consolidated Financial Statements ................... 6


    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ................ 8


PART II.  OTHER INFORMATION



    Item 1. Legal Proceedings ............................................ 21
    Item 6. Exhibits and Reports on Form 8-K ............................. 22





                        DEFINITIONS



BPA ........................................ Bonneville Power Administration
Enron ...........................................................Enron Corp.
KWh .......................................................... Kilowatt-Hour
Mill ................................................. One tenth of one cent
MWh .......................................................... Megawatt-hour
OPUC or the Commission .................... Oregon Public Utility Commission
PGE or the Company ....................... Portland General Electric Company
Trojan ................................................ Trojan Nuclear Plant
      `

                                           PART I

            PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                       CONSOLIDATED INCOME STATEMENT
                               (Unaudited)



                                         THREE MONTHS ENDED
                                              MARCH 31,
                                     1999                   1998
                                        (MILLIONS OF DOLLARS)
OPERATING REVENUES                   $299                   $314

OPERATING EXPENSES
 Purchased power and fuel             100                    123
 Production and distribution           33                     34
 Administrative and other              22                     27
 Depreciation and amortization         39                     37
 Taxes other than income taxes         17                     16
 Income taxes                          30                     25
                                      241                    262
NET OPERATING INCOME                   58                     52

OTHER INCOME (DEDUCTIONS)
 Miscellaneous                          4                      2
 Income taxes                           2                      1
                                        6                      3
INTEREST CHARGES
 Interest on long-term debt and other  17                     17
 Interest on short-term borrowings      2                      1
                                       19                     18

NET INCOME                             45                     37

PREFERRED DIVIDEND REQUIREMENT          1                      1

INCOME AVAILABLE FOR
COMMON STOCK                         $ 44                   $ 36


                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE
                            THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                            (Unaudited)

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                     1999                   1998
                                        (MILLIONS OF DOLLARS)
BALANCE AT BEGINNING OF PERIOD       $356                   $270
NET INCOME                             45                     37
                                      401                    307

DIVIDENDS DECLARED
 Common stock                          20                      -
 Preferred stock                        1                      1
                                       21                      1
BALANCE AT END OF PERIOD             $380                   $306

The accompanying notes are an integral part of these consolidated financial statements.

           PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)


                                         MARCH 31,              DECEMBER 31,
                                           1999                     1998
                                               (MILLIONS OF DOLLARS)
ASSETS

 Electric Utility Plant - Original Cost
   Utility plant (includes Construction
   Work in Progress of $35 and $35)       $3,207                   $3,182
 Accumulated depreciation and             (1,396)                  (1,363)
   amortization                            1,811                    1,819

OTHER PROPERTY AND INVESTMENTS
 Contract termination receivable              93                       95
 Receivable from parent                       96                       97
 Nuclear decomissioning trust, at
   market value                               66                       72
 Corporate owned life insurance,
   less loans of $30 and $30                  65                       63
 Miscellaneous                                16                       15
                                             336                      342
CURRENT ASSETS
 Cash and cash equivalents                     5                        4
 Accounts and notes receivable               123                      135
 Unbilled and accrued revenues                40                       45
 Inventories, at average cost                 31                       28
 Prepayments and other                        48                       31
                                             247                      243
DEFERRED CHARGES
 Unamortized regulatory assets               721                      731
 Miscellaneous                                27                       27
                                             748                      758
                                          $3,142                   $3,162

CAPITALIZATION AND LIABILITIES

Capitalization
 Common stock equity
  Common stock, $3.75 par value per
    share, 100,000,000 shares authorized;
    42,758,877 shares outstanding         $  160                   $  160
  Other paid-in capital - net                480                      480
  Retained earnings                          380                      356
 Cumulative preferred stock
   Subject to mandatory redemption            30                       30
 Long-term obligations                       959                      951

                                           2,009                    1,977
CURRENT LIABILITIES
 Accounts payable and other accruals         132                      145
 Accrued interest                             15                       11
 Dividends payable                             1                        1
 Accrued taxes                                15                       35
                                             163                      192

OTHER
 Deferred income taxes                       351                      351
 Deferred investment tax credits              37                       39
 Trojan decommissioning and transition
   costs                                     263                      274
 Unamortized regulatory liabilities          224                      237
 Miscellaneous                                95                       92
                                             970                      993
                                           $3,142                  $3,162
The accompanying notes are an integral part of these consolidated financial statements.

           PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOW
                              (Unaudited)

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                     1999                   1998
                                        (MILLIONS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Reconciliation of net income to net cash
 provided by (used in) operating activities
 Net Income                          $  45                  $  37
 Non-cash items included in net
   income:
   Depreciation and amortization        39                     37
   Deferred income taxes                (3)                     -
 Changes in working capital:
   Decrease in receivables              16                     12
  (Decrease) in payables               (31)                   (39)
   Other working capital
     items - net                       (17)                   (11)
 Other-net                              (2)                     3
NET CASH PROVIDED BY OPERATIING
   ACTIVITIES                           47                     39

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                  (29)                   (31)
 Other-net                              (3)                    (2)
 NET CASH USED IN INVESTING
   ACTIVITIES                          (32)                   (33)

CASH FLOWS FROM  FINANCING
   ACTIVITIES:
 Repayment of long-term debt           (26)                     -
 Issuance of long-term debt             35                      -
 Dividends paid                        (21)                    (1)
 Other-net                              (2)                    (4)
NET CASH USED IN FINANCING
   ACTIVITIES                          (14)                    (5)

INCREASE IN CASH AND CASH
   EQUIVALENTS                           1                      1
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                   4                      3
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                     $   5                  $   4

Supplemental disclosures of cash flow information
 Cash paid during the period:
   Interest, net of amounts
     capitalized                     $  10                  $  14
   Income taxes                         54                     40

The accompanying notes are an integral part of these consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Note 1 - Principles of Interim Statements

The interim financial statements have been prepared by PGE and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim period presented. Certain information and footnote disclosures made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on the estimates of operating time expired, benefit received or activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is PGE's opinion that, when the interim statements are read in conjunction with the 1998 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading.

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

On August 26, 1998, PGE and the OPUC filed petitions for review with the Oregon Supreme Court, supported by amicus briefs filed by three other major utilities seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's return on its undepreciated investment in Trojan.

Also on August 26, 1998, the Utility Reform Project filed a Petition for Review with the Oregon Supreme Court seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's recovery of its undepreciated investment in Trojan.

On April 12, 1999, the Oregon House of Representatives approved and sent to the Oregon Senate House Bill 3220, a measure that would affirm the OPUC's authority to allow PGE's recovery of a return on its undepreciated investment in Trojan.

<PAGE?

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



On April 29, 1999, the Oregon Supreme Court accepted the petitions for review of the June 24, 1998, Oregon Court of Appeals decision.

At March 31, 1999, PGE's after-tax Trojan plant investment was $165 million. PGE is presently collecting annual revenues of approximately $21 million, which represent a return on its undepreciated investment. Revenue amounts reflecting a recovery of a return on the Trojan investment decline through the recovery period, which ends in the year 2011.

If the Supreme Court were to affirm the Court of Appeals ruling that the OPUC cannot authorize PGE to earn a return on its investment in Trojan, the matter would be referred back to the OPUC. Due to uncertainties in the regulatory process, management cannot predict, with certainty, what ultimate rate making action the OPUC would take regarding PGE's recovery of a rate of return on its Trojan investment.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following review of PGE's results of operations should be read in conjunction with the Consolidated Financial Statements.

Due  to  seasonal  fluctuations  in  electricity sales, as well as the price of
wholesale  energy  and  fuel  costs,  quarterly   operating  earnings  are  not
necessarily indicative of results to be expected for calendar year 1999.

PGE does not have a fuel adjustment clause as part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.

1999 COMPARED TO 1998 FOR THE THREE MONTHS ENDED MARCH 31

PGE earned $44 million during the first quarter of 1999 compared to $36 million in 1998. Increased earnings were largely attributable to higher retail energy sales and reduced operating expenses.

Total revenues declined $15 million compared to the first quarter of 1998 due primarily to a reduction in wholesale energy sales, reflecting PGE's decision to limit wholesale trading to those short-term transactions necessary to the efficient management of power supplies required for retail customers. Retail revenues increased $26 million, or 11%, due to an increase in energy sales caused by a 21,000 increase in total customers served and colder weather during the first quarter of 1999. Wholesale revenues decreased $39 million, with a 63% reduction in energy sales partially offset by slightly higher prices than in last year's first quarter. Other operating revenues decreased $2 million.


            MEGAWATT-HOURS SOLD (THOUSANDS)

                  1999           1998
Retail            5,178          4,621
Wholesale         1,338          3,575


Total power costs decreased $23 million, or 19%, due largely to a decline in energy purchases. Decreased purchases made to support PGE's wholesale sales were partially offset by increased generation costs to serve increased retail load. The average price of purchased power was comparable to the first quarter of 1998 as both firm and spot market prices changed only slightly. Generation approximated last year's first quarter and accounted for 35% of total load, up from 31% last year.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


                              MEGAWATT/VARIABLE POWER COSTS

                   Megawatt-Hours                       Average Variable
                    (thousands)                      Power Cost (Mills/kWh)
                   1999         1998                      1999       1998
Generation         2,403       2,543                       8.0        7.0
Firm Purchases     3,205       5,648                      16.7       16.3
Spot Purchases     1,196         377                      15.0       14.2
Total Send-Out    6,805        8,568                      15.0*      14.4*

                                                  (*includes wheeling costs)

Operating expenses (excluding purchased power and fuel, depreciation, and income taxes) decreased $5 million, or 6%, due in part to a reduction in pension accruals as a result of negotiated changes to union pension and Retirement Savings Plan enhancements.

Depreciation and amortization expense increased $2 million, or 5%, due to both normal capital additions and higher amortization of regulatory assets.

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

Cash provided by operating activities totaled $47 million in the first quarter of 1999 as compared to $39 million in the same period last year. The increase reflects higher net income in 1999, adjusted for the net effects of non-cash items included therein.

INVESTING ACTIVITIES consist primarily of improvements to PGE's distribution, transmission, and generation facilities, as well as continued energy efficiency program expenditures. Capital expenditures of $29 million through March 31, 1999 were primarily for the expansion and improvement of PGE's distribution system to support the addition of new customers within PGE's service territory.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


FINANCING ACTIVITIES provide supplemental cash for day-to-day operations and capital requirements as needed. PGE relies on commercial paper borrowings and cash from operations to manage its day-to-day financing requirements. During the first quarter of 1999, commercial paper borrowings increased $35 million. In January 1999, the Company retired $24 million of First Mortgage Bonds and in March paid common stock dividends of $20 million to its parent. On April 30, 1999, PGE filed a $200 million shelf registration statement with the Securities and Exchange Commission for the purpose of issuing new long-term debt, the proceeds from which will be used to refund fixed and variable rate securities, reduce short-term debt, and fund planned construction and other expenditures; no debt has been issued under this registration.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of March 31, 1999, PGE has the capability to issue preferred stock and additional First Mortgage Bonds in amounts sufficient to meet its capital requirements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


FINANCIAL AND OPERATING OUTLOOK

OREGON REGULATORY MATTERS

In late 1997, PGE filed its "Customer Choice" proposal with the Oregon Public Utility Commission (OPUC), designed to give all of its customers a choice of electricity providers as early as 1999. In conjunction with its proposal, PGE initiated the Customer Choice Introductory Program as a one-year pilot to test deregulation readiness by allowing certain customers to buy their power from competing energy service providers; this program terminated as scheduled at the end of 1998, with all participating customers returned to PGE.

In response to PGE's proposal, the OPUC in January 1999 issued an order containing an alternate restructuring proposal significantly different from the fully competitive model proposed by PGE. The proposal recommends that PGE offer customers a limited set of options, including the ability to continue to purchase rate-regulated electricity. Most commercial and industrial customers (those with demand exceeding 30kW) would be able to choose their electricity provider through direct access. Although the order would allow PGE to sell its coal- and gas- fired generation plants, it rejected PGE's request to sell its hydroelectric assets. The Commission's order further requires PGE to refile a new rate case should it choose to adopt the plan recommended by the order, which is also contingent upon the adoption of certain statutory changes by the Oregon Legislature.

The issue of restructuring is currently being addressed by the 1999 Oregon Legislature. On April 20, 1999, the Oregon Senate approved and sent to the House of Representatives Senate Bill 1149, a measure that would give commercial and industrial customers access to competing electricity suppliers and gradually introduce residential customers to competition beginning October 1, 2001. Residential customers could choose between a regulated rate similar to what they now have, a "green" plan that offers energy from renewable resources, or a market rate that would fluctuate with wholesale electricity prices. The measure would give the Commission broad authority to control the pace and structure of deregulation. PGE may support the measure if additional amendments are made.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



RETAIL CUSTOMER GROWTH AND ENERGY SALES

Weather adjusted retail energy sales grew by 4.3 percent for the three months ended March 31, 1999 compared to the same period last year. PGE forecasts retail energy sales growth of approximately 3 percent in 1999. Commercial sales growth remains strong at 5.6% over last year's first quarter;
manufacturing sector energy sales have remained flat as the metals and high tech industries return to average growth rates from those experienced in the last two years.

Quarterly Increase in Retail Customers

                   Residential            Commercial/Industrial
   1Q99               3860                         473
   4Q98               5244                         646
   3Q98               3822                         671
   2Q98               4710                         603
   1Q98               2762                         670
   4Q97               3698                          12
   3Q97               3529                         388
   2Q97               4693                         537
   1Q97               3953                         509
   4Q96               5151                         877
   3Q96               3021                         594
   2Q96               3664                          76
   1Q96               3633                         539



RESIDENTIAL EXCHANGE PROGRAM - The Regional Power Act (RPA) was passed in 1980 to reduce power supply and cost inequities between customers of government and publicly-owned utilities, who have priority access to low-cost power from the federal hydroelectric system, and the customers of investor-owned utilities. The RPA created the Residential Exchange Program to ensure that all residential and small farm customers in the region receive similar benefits from the publicly funded federal power system. Exchange program benefits, which averaged in excess of $64 million a year from inception of the program through 1997, are passed directly to PGE's residential and small farm customers in the form of price adjustments contained in OPUC-approved tariffs. In January 1998, the Bonneville Power Administration (BPA) eliminated the Residential Exchange Credit and rates for PGE's residential and small farm customers increased 11.9%. PGE contested this decision and in September 1998 signed a Residential Exchange Termination Agreement with BPA that provides for BPA payments to PGE totaling $34.5 million over the next two years (through September 2000). The agreement further provides that such amount be passed to residential and small farm customers in the form of a tariff-based billing credit, which reduced the previous rate increase to approximately 5.7 percent for all eligible customers through the middle of the year 2001. The current customer credit under the Residential Exchange Program approximates 1% to 2% on the average monthly electricity bill.

POWER SUPPLY

Hydro conditions in the region are significantly above normal this year. Current projections forecast the January-to-July runoff at 115 percent of normal, compared to 86 percent of normal last year. A significant number of salmon species in the Pacific Northwest have been granted or are being evaluated for protection under the federal Endangered Species Act (ESA).
Although the impacts to date have been minimal for PGE and current hydro conditions are favorable, efforts to restore salmon will continue to reduce the amount of water available for generation.

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

On November 1, 1998, PGE signed a definitive agreement to sell its 20 percent interest in coal-fired generating units 3 and 4 of the Colstrip power plant, located in eastern Montana. The agreement, subject to both state and federal approval, would transfer ownership of PGE's 322 megawatt interest in the plant to PP&L Global, a subsidiary of PP&L Resources, for $230.4 million. On April 7, 1999, PGE filed an application for approval of the sale with the OPUC; such application includes a $23.2 million (2.3%) retail rate reduction, which would become effective on the date of the sale. Further approval by the Federal Energy Regulatory Commission (FERC) is required for the sale of associated transmission facilities. It is not anticipated that the sale will have an adverse impact on the results of operations.

WHOLESALE MARKETING

Wholesale sales have declined from 1997 and 1998 levels consistent with PGE's plan to participate in the wholesale marketplace primarily to balance its supply of power to meet the needs of its retail customers, manage risk, and administer its long-term wholesale contracts.

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

On April 12, 1999, the Oregon House of Representatives approved and sent to the Oregon Senate House Bill 3220, a measure that would affirm the OPUC's authority to allow PGE's recovery of a return on its undepreciated investment in Trojan.

On April 29, 1999, the Oregon Supreme Court accepted the petitions for review of the June 24, 1998, Oregon Court of Appeals decision.

If the Supreme Court were to affirm the Court of Appeals ruling that the OPUC cannot authorize PGE to earn a return on its investment in Trojan, the matter would be referred back to the OPUC. Due to uncertainties in the regulatory process, management cannot predict, with certainty, what ultimate rate making action the OPUC will take regarding PGE's recovery of a rate of return on its Trojan investment.

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

STATE OF READINESS

PGE's Board of Directors has adopted the Enron Corp. Year 2000 plan (the "Plan"), which covers all of PGE's and other Enron Corp. subsidiaries' activities. The aim of the plan is to take reasonable steps to prevent Enron's mission-critical functions from being impaired due to the Year 2000 problem. "Mission-critical" functions are those critical functions whose loss would

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

cause an immediate stoppage of or significant impairment to major business areas (a major business area is one of material importance to Enron's business).

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

As of May 7, 1999, PGE is at various stages in implementation of the Plan, as shown in the following table, which lists the status of both mission-critical internal systems (including embedded chips) and Outside Systems. Any notation of "complete" or reference to a "completion date" conveys the fact only that the initial iteration of this phase has been substantially completed. PGE will continue to closely monitor work under the Plan and to revise estimated completion dates for the initial iteration of each listed process.



                                          YEAR 2000 READINESS PLAN

                                MISSION-CRITICAL                      MISSION-CRITICAL
                                 INTERNAL ITEMS                       OUTSIDE ENTITIES
                          STATUS       COMPLETION DATE            STATUS       COMPLETION DATE*
Inventory                Complete      December 1997             Complete      October 1998
Assessment               Complete      October 1998              Complete      November 1998
Analysis                 Complete      October 1998              Complete      November 1998
Conversion              In Process     June 1999                In Process     June 1999
Testing                 In Process     June 1999                In Process     June 1999
Y2K-Ready               In Process     June 1999                In Process     June 1999
Contingency Plan        In Process     June 1999                In Process     June 1999

 * The June 1999 completion date for Mission-Critical Outside Entities conveys only the date when PGE anticipates it will have evaluated the progress of most Outside Entities with respect to Conversion, Testing, Y2K-Ready, and Contingency Plans.


 Completion of mission-critical work is planned for June 30, 1999, with a few exceptions.

COSTS TO ADDRESS YEAR 2000 ISSUES

Under the Plan, PGE currently estimates that it will spend approximately $20-25 million relating to Year 2000 issues, about one-third of which has been spent to date; 1999 expenditures are currently estimated at approximately $10 million. On April 19, 1999, PGE received an accounting order from the OPUC to defer 1999 incremental Y2K costs, to be amortized over a 5-year period beginning January 1, 2000. The order defers to a future proceeding whether PGE will be allowed to recover such costs in rates. PGE anticipates that its costs relating to Year 2000 issues will not have a material adverse effect on its financial condition or results of operations.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the "Outlook" section below, that the actual costs of implementing the plan will not differ materially from the estimated costs or that PGE will not be materially adversely affected by Year 2000 issues.

YEAR 2000 RISK FACTORS

REGULATORY REQUIREMENTS. PGE expects to satisfy all requirements of regulatory authorities for achieving Year 2000 readiness. If its reasonable expectations in this regard are in error, the adverse effect on PGE could be material. Outside Entities could force temporary cessation of operations that materially adversely affect PGE.

POTENTIAL SHORTCOMING. PGE estimates that its mission-critical systems will be Year 2000-ready substantially before January 1, 2000. However, there is no assurance that the Plan will succeed in accomplishing its purposes or that unforeseen circumstances will not arise during implementation of the Plan that would materially and adversely affect PGE.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 133 ("Accounting for Derivative Instruments and Hedging Activities"), to be effective January 1, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance; however, SFAS No. 133 cannot be applied retroactively. PGE has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the method of its adoption of SFAS No. 133 nor the effect on the accounting for its hedging activities or physical contracts.


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

                                   PART II

           PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES


                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

For further information, see PGE's report on Form 10-K for the year ended December 31, 1998.

CITIZENS' UTILITY BOARD OF OREGON V. PUBLIC UTILITY COMMISSION OF OREGON and UTILITY REFORM PROJECT AND COLLEEN O'NEILL V. PUBLIC UTILITY COMMISSION OF OREGON, Marion County Oregon Circuit Court, the Court of Appeals of the State of Oregon, the Oregon Supreme Court.

On April 12, 1999, the House of Representatives approved and sent to the Oregon Senate House Bill 3220, a measure that would affirm the OPUC's authority to allow PGE's recovery of a return on its undepreciated investment in Trojan.

On April 29, 1999, the Oregon Supreme Court accepted the petitions for review of the June 24, 1998, Oregon Court of Appeals decision.

COLUMBIA RIVER PEOPLE'S UTILITY DISTRICT V PORTLAND GENERAL ELECTRIC COMPANY

On December 1, 1998, the Columbia River People's Utility District (CRPUD) filed an anti-trust complaint in Federal District Court which seeks to overturn a 1984 Judgment and Acquisition Agreement that confirmed PGE's exclusive right to serve Boise Cascade Corporation. The complaint seeks to declare as invalid and unenforceable a provision establishing the amount to be paid by CRPUD upon their condemnation of PGE facilities serving Boise Cascade; it also seeks an injunction barring PGE from enforcing earlier agreements and judgments related to this matter. Attorney fees and costs were sought but no claim was made for monetary damages.

On March 24, 1999, the Court entered Summary Judgment in favor of PGE.

On April 21, 1999, CRPUD filed a Notice of Appeal, with briefing and oral argument to follow. A decision from the Ninth Circuit Court of Appeals is not anticipated until 2000.

                                   PART II


           PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES


                        OTHER INFORMATION (CONTINUED)



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


                      PORTLAND GENERAL ELECTRIC COMPANY
                                 (Registrants)




May 7, 1999                 By:              /s/ Mary K. Turina
                                                     Mary K. Turina

                                          Treasurer, Controller and
                                          Chief Accounting Officer
                                          (Principal financial officer and
                                          principal accounting officer)