Form 10-Q
period 1999-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 1999-08-13
CIK 784977

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                             OR
[  ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM __________ TO __________



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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1999: 42,758,877 shares of Common Stock, $3.75 par value. (All shares are owned by Enron Corp.)

                             TABLE OF CONTENTS

                                                             PAGE
                                                            NUMBER

DEFINITIONS.................................................. 2

PART I.   FINANCIAL INFORMATION

    Item 1. Financial Statements
            Consolidated Statement of Income ................ 3
            Consolidated Statement of Retained Earnings ..... 3
            Consolidated Balance Sheet ...................... 4
            Consolidated Statement of Cash Flow ............. 5
            Notes to Consolidated Financial Statements ...... 6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ... 8

PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings ............................... 24
    Item 6. Exhibits and Reports on Form 8-K ................ 25
    Signature Page .......................................... 26




                                DEFINITIONS


FERC..............................Federal Energy Regulatory Commission
kWh......................................................Kilowatt-Hour
Mill.............................................One tenth of one cent
MWh......................................................Megawatt-hour
OPUC or the Commission................Oregon Public Utility Commission
PGE or the Company...................Portland General Electric Company


                                 PART I


                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                            Consolidated Income Statement
                                    (Unaudited)

                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                 JUNE 30,          JUNE 30,


                               1999     1998     1999    1998

                                   (MILLIONS OF DOLLARS)

OPERATING REVENUES             $ 294    $ 260    $ 593   $  574

OPERATING EXPENSES
  PURCHASED POWER AND FUEL       118      89    218      212
  PRODUCTION AND DISTRIBUTION     35      34     68       68
  ADMINISTRATIVE AND OTHER        29      28     51       55
  DEPRECIATION AND
  AMORTIZATION                    40      37     79       74
  TAXES OTHER THAN INCOME
  TAXES                           14      13     31       29
  INCOME TAXES                    18      18     48       43
                                 254     219    495      481
NET OPERATING INCOME              40      41     98       93

OTHER INCOME (DEDUCTIONS)
  MISCELLANEOUS                    2       1      6        3
  INCOME TAXES                     -       -      2        1
                                   2       1      8        4
INTEREST CHARGES
  INTEREST ON LONG-TERM DEBT      15      16     32       33
  AND OTHER
  INTEREST ON SHORT-TERM
  BORROWINGS                       2       2      4        3
  ALLOWANCE FOR BORROWED FUNDS
   USED DURING CONSTRUCTION       (1)      -     (1)       -
                                  16      18     35       36

NET INCOME                        26      24     71       61

PREFERRED DIVIDEND REQUIREMENT     1       -      2        1

INCOME AVAILABLE FOR COMMON    $  25   $  24   $ 69   $   60
STOCK

                            Consolidated Statement Of Retained Earnings
                                            (Unaudited)


                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                 JUNE 30,          JUNE 30,

                               1999     1998     1999    1998

                                   (MILLIONS OF DOLLARS)

BALANCE AT
BEGINNING OF PERIOD             $ 380    $ 306    $ 356   $  270
NET INCOME                         26       24       71       61
                                  406      330      427      331

DIVIDENDS DECLARED
  COMMON STOCK                     20       16       40       16
  PREFERRED STOCK                   1        -        2       1
                                   21       16       42       17

BALANCE AT END
OF PERIOD                       $ 385    $ 314    $ 385    $ 314

HE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                  PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                            Consolidated Balance Sheet
                                   (Unaudited)
                                                 JUNE 30,            DECEMBER 31,
                                                  1999                 1998
                                                     (MILLIONS OF DOLLARS)

                  ASSETS
ELECTRIC UTILITY PLANT -
ORIGINAL COST
  Utility plant (includes Construction
   Work in Progress of $34 and $35)              $ 3,233              $ 3,182
  Accumulated depreciation and
   amortization                                   (1,426)              (1,363)
                                                   1,807                1,819

OTHER PROPERTY AND
INVESTMENTS
  Contract termination receivable                     91                   95
  Receivable from parent                              93                   97
  Nuclear decommissioning trust, at
   market value                                       59                   72
  Corporate owned life insurance,
   less loans of $0 and $30                           96                   63
  Miscellaneous                                       15                   15
                                                     354                  342

CURRENT ASSETS
  Cash and cash equivalents                            5                    4
  Accounts and  notes receivable                     112                  135
  Unbilled and accrued revenues                       36                   45
  Inventories, at average cost                        34                   28
  Prepayments and other                               34                   31
                                                     221                  243

DEFERRED CHARGES
  Unamortized  regulatory assets                     707                  731
  Miscellaneous                                       28                   27
                                                     735                  758
                                                 $ 3,117              $ 3,162

                               CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock equity
   Common stock,$3.75 par value per
    share, 100,000,000 shares
    authorized; 42,758,877 shares
    outstanding                                  $   160              $   160
   Other paid-in capital - net                       480                  480
  Retained earnings                                  385                  356

  Cumulative preferred stock
   Subject to mandatory redemption                    30                   30
  Long-term obligations                              974                  951
                                                   2,029                1,977

CURRENT LIABILITIES
  Accounts payable and other accruals                123                  145

  Accrued interest                                    10                   11
  Dividends payable                                    1                    1
  Accrued taxes                                       12                   35
                                                     146                  192

OTHER
  Deferred income taxes                              349                  351
  Deferred investment tax credits                     37                   39
  Trojan decommissioning
   and transition costs                              251                  274
  Unamortized regulatory liabilities                 218                  237
  Miscellaneous                                       87                   92
                                                     942                  993
                                                 $ 3,117              $ 3,162

The accompanying notes are an integral part of these consolidated financial statements.

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOW
                                     (Unaudited)
                                                         SIX MONTHS
                                                           ENDED
                                                          JUNE 30,

                                                          1999        1998
                                                       (MILLIONS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Reconciliation of net income to net cash provided by
   (used in) operating activities
  Net Income                                              $  71       $  61
  Non-cash items included in net income:
    Depreciation and amortization                            79          74
    Deferred income taxes                                    (4)          -

  Changes in working capital:
    Decrease in receivables                                  32          30
    Decrease in payables                                    (46)        (82)
    Other working capital items - net                        (9)         (8)
  Other - net                                                (9)         13
NET CASH PROVIDED BY OPERATING ACTIVITIES                   114          88

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Capital expenditures                                      (60)        (68)
  Other - net                                                (4)         (4)
NET CASH USED IN INVESTING ACTIVITIES                       (64)        (72)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                               (27)       (164)
  Issuance of long-term debt                                 52         176
  Dividends paid                                            (41)        (18)
  Repayment of loans on corporate owned life insurance      (32)          -
  Other                                                      (1)          -
NET CASH USED IN FINANCING ACTIVITIES                       (49)         (6)

INCREASE IN CASH AND CASH EQUIVALENTS                         1          10
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                4           3
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   5       $  13

Supplemental disclosures of cash flow information
  Cash paid during the period:
    Interest, net of amounts capitalized                  $  29       $  33
    Income taxes                                             77          78


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

On April 29, 1999, the Oregon Supreme Court accepted the petitions for review of the June 24, 1998, Oregon Court of Appeals decision.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


On June 16, 1999, Oregon's governor signed Oregon House Bill 3220 authorizing the OPUC to allow recovery of a return on the undepreciated investment in property retired from service. One of the effects of the bill is to affirm retroactively the OPUC's authority to allow PGE's recovery of a return on its undepreciated investment in the Trojan generating facility.

Relying on the new legislation, on July 2, 1999, the Company requested the Oregon Supreme Court to vacate the June 24, 1998, adverse ruling of the
Oregon Court of Appeals and affirm the validity of the OPUC's order allowing PGE to recover a return on its undepreciated investment in Trojan. The Utility Reform Project and the Citizens Utility Board, another party to the proceeding, opposed such request on the ground that an effort is underway to gather signatures to place on the November 2000 ballot a referendum to negate the new legislation. By law, the petitioners would have to obtain 44,424 valid signatures within 90 days of the Legislature's July 24, 1999, adjournment to place the matter on the November 2000 statewide ballot. In its July 2, 1999 filing, the Company also requested the Oregon Supreme Court to reverse its decision to review the Utility Reform Project's challenge of the OPUC's determination that PGE should be allowed to recover its investment in Trojan.

At June 30, 1999, PGE's after-tax Trojan plant investment was $161 million. PGE is presently collecting annual revenues of approximately $21 million, which represent a return on its undepreciated investment. Revenue amounts reflecting a recovery of a return on the Trojan investment decline through the recovery period, which ends in the year 2011.

Management believes that the ultimate outcome of these matters will not have a material adverse impact on the financial condition of the Company. However, it may have a material impact on the results of operations for a future reporting period.

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

1999 COMPARED TO 1998 FOR THE THREE MONTHS ENDED JUNE 30

PGE earned $26 million during the second quarter of 1999 compared to earnings of $24 million in 1998. The increase was primarily due to continued growth in PGE's retail customer base accompanied by higher margins on both retail and wholesale energy sales.

Revenues increased $34 million compared to the second quarter of 1998, with significant increases in both retail and wholesale energy sales. Retail revenues increased $14 million, or 7%, on energy sales that increased 10%; the number of retail customers increased by approximately 18,000 during the last year. Wholesale revenues increased $20 million, or 51%, due to trading activity that increased 28% and average prices that increased 18%.


      MEGAWATT-HOURS SOLD (THOUSANDS)

                            1999     1998
Retail                     4,447    4,027
Wholesale                  3,053    2,382

Purchased power and fuel increased 33% due to both the increased load and higher power prices. Power costs averaged 15.5 mills as both firm and spot market prices increased compared to 1998 and significantly higher gas prices resulted in an increased average cost of company generation. Power purchases averaged 17.1 mills, up 21% from 1998, while company generation averaged 8.7 mills, up 32% from 1998.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


      MEGAWATT/VARIABLE POWER COSTS
                    Megawatt-Hours            Average Variable
                     (thousands)           Power Cost (Mills/kWh)

                    1999      1998            1999      1998
Generation          2,202     1,880            8.7       6.6
Firm Purchases      4,776     4,347           16.8      14.3
Spot Purchases        836       482           18.5      12.4
Total Send-Out      7,813     6,709           15.5*     13.2*
                                       (*includes wheeling costs)

Operating   expenses  (excluding  variable  power  and  depreciation)  were comparable to last year's second quarter.

Depreciation and amortization increased $3 million, or 8%, due to both normal capital additions and to higher amortization of regulatory assets.

1999 COMPARED TO 1998 FOR THE SIX MONTHS ENDED JUNE 30

PGE earned $71 million during the six months ended June 30, 1999, compared to earnings of $61 million in 1998. The increase was due primarily to continued growth in PGE's retail customer base accompanied by a higher margin on retail energy sales.

Revenues increased $19 million compared to the first half of 1998; with significantly higher retail revenues partially offset by lower wholesale revenues. Retail revenues increased $38 million, or 9%, from last year, on 11% higher energy sales resulting primarily from an approximate 18,000 increase in customers served. Wholesale revenues decreased $19 million, or 18%, due to a 26% decrease in trading activity; this was partially offset by average wholesale prices that increased 12%.

MEGAWATT-HOURS SOLD (THOUSANDS)

                       1999       1998
Retail                9,625      8,648
Wholesale             4,391      5,957

Purchased power and fuel increased 3% due to increased power prices. Power costs averaged 15.2 mills, 9% higher than in 1998, with the average cost of both purchased power and company generation higher than in the first half of last year. Higher coal and gas production costs were

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


only slightly
offset  by  the effect of increased hydro generation.   As  purchase  power
prices increased, PGE increased its generation to 32% of total load from 29% in the first half of 1998.


MEGAWATT/VARIABLE POWER COSTS

               Megawatt-Hours               Average Variable
                 (thousands)             Power Cost (Mills/kWh)

                     1999     1998           1999     1998
Generation          4,605    4,423            8.4      6.8
Firm Purchases      7,981    9,996           16.8     15.4
Spot Purchases      2,033      858           16.4     13.2
Total Send-Out     14,618   15,277           15.2*    13.9*
                                      (*includes wheeling costs)

Operating expenses (excluding purchased power and fuel, depreciation, and income taxes) decreased $2 million, or 2%. A $5 million decrease related to a reduction in pension accruals from negotiated changes to union pension and Retirement Savings Plan enhancements was partially offset by an increase in city franchise fees related to higher retail revenues.

Depreciation and amortization expense increased $5 million, or 7%, due to both normal capital additions and higher amortization of regulatory assets.

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

Cash provided by operating activities totaled $114 million in the first half of 1999, compared to $88 million in the same period last year. The increase is due primarily to decreased payments for power purchases and federal income taxes and to greater margins on increased retail energy sales.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


INVESTING ACTIVITIES consist primarily of improvements to PGE's distribution, transmission, and generation facilities, as well as continued energy efficiency program expenditures. Capital expenditures of $60 million through June 30, 1999 were primarily for the expansion and improvement of PGE's distribution system to support both new and existing customers within PGE's service territory. In early August, PGE exercised its option to purchase the six combustion turbine generators at the Beaver generating plant, previously operated under terms of a 25-year lease, for $37.3 million.

FINANCING ACTIVITIES provide supplemental cash for day-to-day operations and capital requirements as needed. PGE relies on commercial paper borrowings and cash from operations to manage its day-to-day financing requirements. During the first half of 1999, commercial paper borrowings increased $52 million, of which $32 million was utilized to repay policy loans on corporate owned life insurance. The Company paid common stock dividends of $40 million to its parent and $1 million in preferred stock dividends during the first half of 1999.

In April 1999, PGE filed a $200 million shelf registration statement with the Securities and Exchange Commission for the purpose of issuing new long-term debt, the proceeds from which will be used to refund fixed and variable rate securities, reduce short-term debt, and fund planned construction and other expenditures; no debt has been issued under this registration. In July 1999, PGE received approval from the Federal Energy Regulatory Commission to issue short-term debt, including commercial paper, credit facilities, and other evidences of indebtedness up to $350 million. This approval is effective for two years and replaces and supercedes PGE's prior approval from the FERC authorizing short-term borrowing of $250 million.

In July 1999, Duff & Phelps Credit Rating Co. assigned initial ratings to PGE's debt, with senior secured debt rated 'AA-', senior unsecured debt rated 'A+', preferred stock and junior subordinated debt rated 'A', and commercial paper rated 'D1'. Also in July, Moody's Investor Services changed PGE's rating outlook from 'stable' to 'positive'.

On August 6, 1999, PGE completed a $100 million revolving credit facility with two commercial banks. This facility, combined with the Company's existing $200 million revolving credit facility, effectively increases the total committed credit for PGE to $300 million. These facilities are used primarily as backup for commercial paper and borrowings from commercial banks under uncommitted lines of credit.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of June 30, 1999, PGE has the capability to issue preferred stock and additional First Mortgage Bonds in amounts sufficient to meet its capital requirements.

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

On July 23, 1999, Oregon's governor signed into law legislation that provides large industrial and commercial customers of investor-owned utilities direct access to competing energy suppliers no later than October 1, 2001. Residential customers will be able to purchase electricity from a "portfolio" of rate options that will include a regulated cost-of-service rate, a new renewable resource rate, and a market-based rate that would fluctuate with wholesale electricity prices. The new law also provides for a 10-year public purposes charge equal to 3% of retail revenues, designed to fund cost-effective conservation measures, new renewable energy resources, and weatherization measures for low-income housing; in addition, low income electric bill assistance is provided through proportionate collections by affected utilities.

Also included in the new law is a requirement that investor-owned utilities separate the costs of service into power generation, transmission, distribution, and retail services. The law also provides for "transition" charges and credits that would allow recovery on uneconomic utility investment or a refund of benefits from economic utility investment. Incentives for the divestiture of generation assets are authorized, provided any divestiture does not deprive customers of the benefit of the utility's or the region's low cost resources. The law further requires that its implementation have no material adverse impact on the ability of investor-owned utilities to access cost-based power from the Bonneville Power Administration for its residential and small farm customers.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



PGE will continue to evaluate the effects of the new law, assess its impact on the operations of the Company, and work closely with the OPUC in determining specific actions necessary to implement its provisions. It is not yet certain what affect the new law will have on the OPUC's January 1999 order issued in response to PGE's Customer Choice proposal, as described above.

RETAIL CUSTOMER GROWTH AND ENERGY SALES

Weather adjusted retail energy sales grew by 2.5% for the three months ended June 30, 1999, compared to the same period last year. PGE forecasts retail energy sales growth of approximately 3% in 1999. Commercial sales growth remains strong at 4.2% over last year; manufacturing sector sales have remained flat as a decline in energy sales to metals customers has offset growth in other industries.

QUARTERLY INCREASE IN RETAIL CUSTOMERS

             Residential             Commercial/Industrial
2Q99            2554                          338
1Q99            3860                          473
4Q98            5244                          646
3Q98            3822                          671
2Q98            4710                          603
1Q98            2762                          670
4Q97            3698                           12
3Q97            3529                          388
2Q97            4693                          537
1Q97            3953                          509
4Q96            5151                          877
3Q96            3021                          594
2Q96            3664                           76

RESIDENTIAL EXCHANGE PROGRAM - The Regional Power Act (RPA) was passed in 1980 to reduce power supply and cost inequities between customers of government and publicly-owned utilities, who have priority access to low-cost power from the federal hydroelectric system, and the customers of investor-owned utilities. The RPA created the Residential Exchange Program to ensure that all residential and small farm customers in the region receive similar benefits from the publicly funded federal power system. Exchange program benefits, which have averaged in excess of $60 million a year since inception of the program, are passed directly to PGE's residential and small farm customers in the form of price adjustments contained in OPUC-approved tariffs. In January 1998, the Bonneville Power Administration (BPA) eliminated the Residential Exchange Credit and rates for PGE's residential and small farm customers increased 11.9%. PGE contested this decision and in September 1998 signed a Residential Exchange Termination Agreement with BPA that provides for BPA payments to PGE totaling $34.5 million over the next two years (through September 2000). The agreement further provides that such amount be passed to residential and small farm customers in the form of a tariff-based billing credit, which reduced the previous rate increase to approximately 5.7% for all eligible customers through the middle of the year 2001. The current customer credit under the Residential Exchange Program approximates 1% to 2% on the average monthly electricity bill; the total credit for 1998 was about $3 million and is estimated at $5 million for 1999.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



POWER SUPPLY

Hydro conditions in the region are significantly above normal this year. Current projections forecast the January-to-July runoff at 116% of normal, compared to 86% of normal last year. A significant number of salmon species in the Pacific Northwest have been granted or are being evaluated for protection under the federal Endangered Species Act (ESA). Although the impacts to date have been minimal for PGE and current hydro conditions are favorable, efforts to restore salmon will continue to reduce the amount of water available for generation.

PGE's base of hydro and thermal generating capacity and the surplus of electric generating capability in the Western U.S. provide PGE the flexibility needed to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers.

In conjunction with its federal relicensing process, PGE has reached agreement with the City of Portland, the State of Oregon, and the National Marine Fisheries Service to decommission its 22 MW Bull Run Hydroelectric Project, removing the Marmot and Little Sandy dams. The purpose of the agreement is to improve habitat for salmon, steelhead, and the other fish protected by the Endangered Species Act in the Little Sandy/Bull Run watersheds. The cost of removing the dams, constructed in the early 1900's, is estimated at $8 million. The regulatory approval process and dam decommissioning are expected to take approximately three years. The agreement is not expected to have a material effect on the financial condition or results of operations of the Company. There are no current plans to remove any other of the Company's hydroelectric projects.

ASSET SALES

On November 1, 1998, PGE signed a definitive agreement to sell its 20% interest in coal-fired generating units 3 and 4 of the Colstrip power plant, located in eastern Montana. The agreement, subject to both state and federal approval, would transfer ownership of PGE's 322 megawatt interest in the plant to PP&L Global, a subsidiary of PP&L Resources, for $230.4 million. On April 7, 1999, PGE filed an application for approval of the sale with the OPUC; such application includes a $23.2 million (2.3%) retail rate reduction, to become effective upon approval and sale. Further approval by the Federal Energy Regulatory Commission (FERC) is required for the sale of associated transmission facilities. It is not anticipated that the sale will have an adverse effect on the financial condition or results of operations of the Company.

On May 10, 1999, the utilities who jointly own the 1,340 MW coal-fired Centralia Power Plant announced their intention to sell their interests in the plant. PGE owns a 2.5% share of the plant, which is operated by PacifiCorp. The sale, which is subject to regulatory approval, is not expected to have a material effect on the financial condition or results of operations of the Company.

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


In June 1999, PGE reached an agreement for the sale of the Company's distribution system in four cities in Columbia County to West Oregon Electric Cooperative (West Oregon) for $7.9 million. The agreement, subject to approval by the Oregon Public Utility Commission, provides for the transfer of approximately 7,200 PGE customers to West Oregon. In conjunction with the agreement, a new unregulated company has been formed to provide utility distribution services within West Oregon's service territory. The sale is not expected to have a material effect on the financial condition or results of operations of the Company.

In July 1999, petitions were submitted by voters within the four cities in Columbia County to annex these cities to the Columbia River People's Utility District (CRPUD), with an election to be held in September. A similar petition was submitted by voters in one of these four cities to annex to the Clatskanie People's Utility District; that election is to be held in September also. If one or more of these annexations are approved, the utility district could attempt to block the sale of the Company's distribution systerm to West Oregon.

WHOLESALE MARKETING

Wholesale sales have declined from 1997 and 1998 levels consistent with PGE's movement away from term trading to trading primarily for the purpose of balancing its supply of power to meet the needs of its retail customers, managing risk, and administering its long-term wholesale contracts.

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

On April 29, 1999, the Oregon Supreme Court accepted the petitions for review of the June 24, 1998, Oregon Court of Appeals decision.

On June 16, 1999, Oregon's governor signed Oregon House Bill 3220 authorizing the OPUC to allow recovery of a return on the undepreciated investment in property retired from service. One of the effects of the bill is to affirm retroactively the OPUC's authority to allow PGE's recovery of a return on its undepreciated investment in the Trojan generating facility.

Relying on the new legislation, on July 2, 1999, the Company requested the Oregon Supreme Court to vacate the June 24, 1998, adverse ruling of the Oregon Court of Appeals and affirm the validity of the OPUC's order allowing PGE to recover a return on its undepreciated investment in Trojan. The Utility Reform Project and the Citizens Utility Board, another party to the proceeding, opposed such request on the ground that an effort is underway to gather signatures to place on the November 2000 ballot a referendum to negate the new legislation. By law, the petitioners would have to obtain 44,424 valid signatures within 90 days of the Legislature's July 24, 1999, adjournment to place the matter on the November 2000 statewide ballot. In its July 2, 1999 filing, the Company also requested the Oregon Supreme Court to reverse its decision to review the Utility Reform Project's challenge of the OPUC's determination that PGE should be allowed to recover its investment in Trojan.

For further information, see Part II, Other Information, Item 1. - Legal Proceedings.

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

PGE's Year 2000 plan has  been  assigned  to  a centralized staff under the
direction   of   a   Year   2000  Project  Manager,  who  coordinates   the
implementation of the Plan within all affected areas of the company. PGE has also engaged outside consultants, technicians and other external resources to aid in implementing the Plan. For purposes of implementing the Plan, PGE has defined "mission-critical" to be those functions necessary for PGE reliably and safely to deliver electric service.

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

As of August 6, 1999, PGE believes that its mission-critical internal systems (including embedded chips) are ready, with two exceptions, for date changes associated with the Year 2000; this was reported to the North American Electric Reliability Council on June 30, 1999. However, as explained elsewhere in this statement, that does not guarantee that these systems do not continue to contain hidden Year 2000 defects in computer code or in embedded devices. Completion dates of mission-critical internal and outside systems for the several phases of the plan are shown in the following table. Any notation of "complete" or reference to a "completion date" conveys the fact only that the initial iteration of this phase has been substantially completed. PGE will continue closely to monitor work under the Plan and to revise estimated completion dates for the initial iteration of each listed process. Because PGE's Year 2000 Plan treats Year 2000 effort as an iterative process, PGE will commence additional cycles of inventory, assessment, remediation, and validation testing, which will be conducted in parallel, and in coordination, with PGE's Year 2000 contingency planning.


                                   YEAR 2000 READINESS PLAN

                         MISSION-CRITICAL                  MISSION-CRITICAL
                          INTERNAL ITEMS                   OUTSIDE ENTITIES
                    STATUS        COMPLETION           STATUS        COMPLETION
                                     DATE                               DATE*

Inventory           Complete      December 1997        Complete       October 1998

Assessment          Complete      October 1998         Complete       November 1998

Analysis            Complete      October 1998         Complete       June 1999

Conversion          Complete      June 1999            Complete       August 1999

Testing             In Process    August 1999          Complete       August 1999

Y2K-Ready           In Process    September 1999       Complete       August 1999

Contingency Plan    In Process    November 1999        Complete       August 1999

* The completion dates for Mission-Critical Outside Entities convey the date when PGE will have evaluated the process of Outside Entities with respect to their Conversion, Testing, Y2K-Ready, and Contingency Plan efforts.


        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



Two systems, identified as mission-critical, have not yet been completed. These are the Energy Management System, used by PGE's load dispatchers to monitor and control the Company's power system, and the Interactive Voice Response System, which helps route customer calls and provides automated services to callers. Enhancement of the current back-up Energy Management System and related production system, which could be used in the event the Company's main control center experiences problems, is scheduled for completion by August 31, 1999. The current Interactive Voice Response System, a new and enhanced system that will include high-volume call answering, is scheduled for completion by September 30, 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES

Under the Plan, PGE currently estimates that it will spend approximately $20-25 million relating to Year 2000 issues, about one-half of which has been spent to date; 1999 expenditures are currently estimated at approximately $11 million. On April 19, 1999, PGE received an accounting order from the OPUC to capitalize 1999 incremental Y2K costs, to be amortized over a 5-year period beginning January 1, 2000. The order defers to a future proceeding whether PGE will be allowed to recover such costs in rates. PGE anticipates that its costs relating to Year 2000 issues will not have a material adverse effect on its financial condition or results of operations.

PGE continues to be concerned with hidden defects in computer code, including re-coding errors in remediated code; sabotage of remediated code; embedded devices with Year 2000 defects; and the potential failure of mission-critical external entities. PGE is developing reasonable contingency plans to prepare to the extent practicable to avoid substantial Year 2000-related disruptions that may have a material adverse effect on PGE. Because of the imponderable nature of potential Year 2000 deficiencies, their impact cannot be quantified. None of these problems is unique to PGE.

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

U.S.  Y2K  ACT.   PGE  may  face  additional  risk  as  a  result  of   the
uncertainties, and probable additional litigation, resulting from the enactment of the U.S. federal "Y2K Act". Because experience with this recently enacted legislation is very limited, PGE cannot at this time quantify the financial impact or potential business disruption that may result from this legislation. However, the adverse impact on PGE's business might be material.

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

On June 15, 1999, PGE filed with  the  Western Systems Coordination Council
(WSCC) its response to recommendations which, along with responses from other utilities, comprise a major portion of WSCC's contingency plan. PGE plans to perform additional contingency planning relating to its systems continually throughout the year.

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

SUMMARY

PGE has a Plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission critical systems that it controls. From a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect PGE, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" chips that may be in a great variety of mission-critical hardware used for process or flow control, environmental, transportation, access, communications and other systems; the difficulty of inventorying, assessing, remediating, verifying and testing Outside Systems; the difficulty in locating all mission-critical software (computer code) internal to PGE that is not Year 2000 compatible, or that may be subject to re-coding errors or sabotage; and the unavailability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians and other personnel to perform adequate remediation, verification and testing of PGE systems or Outside Systems. Accordingly, there can be no assurance that all of PGE's systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to PGE's business. If, despite PGE's reasonable efforts under the Plan, there are mission-critical Year 2000-related failures that create substantial disruptions to PGE's business, the adverse impact on PGE's business could be material. Additionally, Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite PGE's implementation of the Plan.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement

        PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



requires that changes in  the derivative's fair value
be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance; however, SFAS No.
133 cannot be applied  retroactively.   PGE  has  not  yet quantified  the
impacts of adopting SFAS No. 133 on its financial statements and has not determined the method of its adoption of SFAS No. 133 nor the effect on the accounting for its hedging activities or physical contracts.

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

On June 16, 1999, Oregon's governor signed Oregon House Bill 3220 authorizing the OPUC to allow recovery of a return on the undepreciated investment in property retired from service. One of the effects of the bill is to affirm retroactively the OPUC's authority to allow PGE's recovery of a return on its undepreciated investment in the Trojan generating facility.

Relying on the new legislation, on July 2, 1999, the Company requested the Oregon Supreme Court to vacate the June 24, 1998, adverse ruling of the
Oregon Court of Appeals and affirm the validity of the OPUC's order allowing PGE to recover a return on its undepreciated investment in Trojan. The Utility Reform Project and the Citizens Utility Board, another party to the proceeding, opposed such request on the ground that an effort is underway to gather signatures to place on the November 2000 ballot a referendum to negate the new legislation. By law, the petitioners would have to obtain 44,424 valid signatures within 90 days of the Legislature's July 24, 1999, adjournment to place the matter on the November 2000 statewide ballot. In its July 2, 1999 filing, the Company also requested the Oregon Supreme Court to reverse its decision to review the Utility Reform Project's challenge of the OPUC's determination that PGE should be allowed to recover its investment in Trojan.

LLOYD K. MARBET AND LAURENCE TUTTLE V OREGON WATER RESOURCES DEPT. AND OREGON PUC On June 4, 1999, the plaintiffs voluntarily dismissed their complaint with respect to the two agencies of the State of Oregon, and on June 7, 1999, the plaintiffs voluntarily dismissed their complaint with respect to PGE.

            PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                             OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

   NUMBER   EXHIBIT

       27   Financial Data Schedule - UT
            (Electronic Filing Only)

b.  Reports on Form 8-K

     None.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.


                            PORTLAND GENERAL ELECTRIC COMPANY
                                        (Registrant)



                                      By:    /s/ Mary K. Turina
Date  August 12, 1999                        Mary K. Turina
                                             Vice President
                                             Treasurer, Controller and
                                             Chief Accounting Officer
                                             (Principal financial officer and
                                              principal accounting officer)