Form 10-Q
period 1999-09-22
PORTLAND GENERAL ELECTRIC CO /OR/
filed 1999-11-15
CIK 784977

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q



[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                        OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ________________ TO _______________



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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1999: 42,758,877 shares of Common Stock, $3.75 par value. (All shares are owned by Enron Corp.)

                             TABLE OF CONTENTS

                                                           PAGE
                                                          NUMBER

DEFINITIONS................................................ 2
PART I.   FINANCIAL INFORMATION

    Item 1. Financial Statements
            Consolidated Statement of Income .............. 3
            Consolidated Statement of Retained Earnings ... 3
            Consolidated Balance Sheet .................... 4
            Consolidated Statement of Cash Flow ........... 5
            Notes to Consolidated Financial Statements .... 6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations . 8

PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings............................. 25
    Item 6. Exhibits and Reports on Form 8-K ............. 25
    Signature Page ....................................... 26




                                DEFINITIONS


FERC.....................Federal Energy Regulatory Commission
kWh.............................................Kilowatt-Hour
Mill....................................One tenth of one cent
MWh.............................................Megawatt-hour
OPUC or the Commission.......Oregon Public Utility Commission
PGE or the Company..........Portland General Electric Company

                          PART I

              PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                       Consolidated Income Statement
                               (Unaudited)


                           Three Months Ended            Nine Months Ended
                             September 30                  September 30


                                 1999     1998            1999     1998
                                       (MILLIONS OF DOLLARS)

OPERATING REVENUES              $ 408   $  274         $ 1,001   $  848

OPERATING EXPENSES
 PURCHASED POWER AND FUEL         241      101             459      313
 PRODUCTION AND DISTRIBUTION       33       32             101      100
 ADMINISTRATIVE AND OTHER          28       29              79       84
 DEPRECIATION AND                  36       40             115      113
  AMORTIZATION
 TAXES OTHER THAN INCOME           16       14              47       44
  TAXES
 INCOME TAXES                      15       17              63       60
                                  369      233             864      714

NET OPERATING INCOME               39       41             137      134

OTHER INCOME (DEDUCTIONS)
  MISCELLANEOUS                     1        2               7        5
  INCOME TAXES                      -        1               2        3
                                    1        3               9        8
INTEREST CHARGES
  INTEREST ON LONG-TERM DEBT
  AND OTHER                        14       17              46       50
  INTEREST ON SHORT-TERM
  BORROWINGS                        2        2               6        5
  ALLOWANCE FOR BORROWED FUNDS
   USED DURING CONSTRUCTION         -       (1)             (1)      (1)
                                   16       18              51       54

NET INCOME                         24       26              95       88

PREFERRED DIVIDEND REQUIREMENT      -        1               2        2

INCOME AVAILABLE FOR COMMON
 STOCK                         $   24   $   25         $    93   $   86

                    CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                    (Unaudited)

                           Three Months Ended            Nine Months Ended
                             September 30                  September 30

                              1999     1998               1999     1998
                                       (MILLIONS OF DOLLARS)
BALANCE AT BEGINNING
OF PERIOD                      $  385   $  314         $   356   $  270
NET INCOME                         24       26              95       88
                                  409      340             451      358
DIVIDENDS DECLARED
  COMMON STOCK                     20       16              60       33
  PREFERRED STOCK                   -        1               2        2
                                   20       17              62       35
BALANCE AT END
  OF PERIOD                    $  389    $ 323         $   389   $  323

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

              PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                       Consolidated Balance Sheet
                               (Unaudited)


                                             SEPTEMBER 30         DECEMBER 31
                                                1999                  1998
                                                   (MILLIONS OF DOLLARS)

               ASSETS

Electric Utility Plant -  Original Cost
  Utility plant(includes Construction
   Work in Progress of $37 and $35)           $ 3,273              $ 3,182
  Accumulated depreciation and
   amortization                                (1,426)              (1,363)
                                                1,847                1,819

OTHER PROPERTY AND INVESTMENTS
  Contract termination receivable                  88                   95
  Receivable from parent                           91                   97
  Nuclear decommissioning trust, at
   market value                                    51                   72
  Corporate and trust owned
   life insurance,less loans of
    $0 and $30                                     76                   63
  Miscellaneous                                    17                   15
                                                  323                  342

CURRENT ASSETS
  Cash and cash equivalents                        13                    4
  Accounts and notes receivable                   154                  135
  Unbilled and accrued revenues                    37                   45
  Inventories, at average cost                     34                   28
  Prepayments and other                            53                   31
                                                  291                  243

DEFERRED CHARGES
  Unamortized regulatory assets                   687                  731
  Miscellaneous                                    29                   27
                                                  716                  758
                                              $ 3,177              $ 3,162

               CAPITALIZATION AND LIABILITIES

Capitalization
  Common stock equity
    Common stock, $3.75 par value per
     share, 100,000,000 shares authorized;
      42,758,877 shares outstanding           $   160              $   160
    Other paid-in capital - net                   480                  480
   Retained earnings                              389                  356
   Cumulative preferred stock
     Subject to mandatory redemption               30                   30
   Long-term obligations                          709                  744
                                                1,768                1,770

CURRENT LIABILITIES
   Long-term debt due within one year              25                  102
   Short-term borrowings                          213                  105
   Accounts payable and other accruals            162                  145
   Accrued interest                                14                   11
   Dividends payable                               21                    1
   Accrued taxes                                   64                   35
                                                  499                  399
OTHER
   Deferred income taxes                          344                  351
   Deferred investment tax credits                 36                   39
   Trojan decommissioning and
     transition costs                             241                  274
   Unamortized regulatory liabilities             204                  237
   Miscellaneous                                   85                   92
                                                  910                  993
                                              $ 3,177              $ 3,162
The accompanying notes are an integral part of these consolidated financial statements.

              PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOW
                                 (Unaudited)


                                                 NINE MONTHS ENDED
                                                    SEPTEMBER 30
                                                  1999        1998
                                               (MILLIONS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Reconciliation of net income
    to net cash provided by (used in)
    operating activities
  Net Income                                     $  95       $  88
  Non-cash items included in net income:
    Depreciation and amortization                  115         113
    Deferred income taxes                           (4)          -
  Changes in working capital:
    (Increase) Decrease in receivables             (11)         30
    Increase (Decrease) in payables                 50         (59)
    Other working capital items - net              (28)        (10)
  Other - net                                      (16)         44
NET CASH PROVIDED BY OPERATING ACTIVITIES          201         206

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                            (133)        (96)
  Other - net                                       16         (10)
NET CASH USED IN INVESTING ACTIVITIES             (117)       (106)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                     (109)       (211)
  Increase in short-term borrowings                107         185
  Dividends paid                                   (42)        (18)
  Repayment of loans on corporate owned
    life insurance                                 (32)        (31)
  Other - net                                        1           -
NET CASH USED IN FINANCING ACTIVITIES              (75)        (75)

INCREASE IN CASH AND CASH EQUIVALENTS                9          25
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                          4           3
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                      $  13       $  28

Supplemental disclosures of cash flow
  information
  Cash paid during the period:
    Interest, net of amounts capitalized         $  41       $  45
    Income taxes                                    90         109

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

NOTE 2 - LEGAL MATTERS

TROJAN INVESTMENT RECOVERY. On June 24, 1998, the Oregon Court of Appeals ruled that the OPUC does not have the authority to allow PGE to recover a return on its undepreciated investment in the Trojan generating facility. The court upheld the OPUC's authorization of PGE's recovery of its undepreciated investment in Trojan.

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

Relying on the new legislation, on July 2, 1999, the Company requested the Oregon Supreme Court to vacate the June 24, 1998, adverse ruling of the Oregon Court of Appeals and affirm the validity of the OPUC's order allowing PGE to recover a return on its undepreciated investment in Trojan. The Utility Reform Project and the Citizens Utility Board, another party to the proceeding, opposed such request on the ground that an effort was underway to gather sufficient signatures to place on the ballot a referendum to negate the new legislation; such effort by the referendum's sponsors was successful and the referendum will appear on the November 2000 ballot.

At September 30, 1999, PGE's after-tax Trojan plant investment was $156 million. PGE is presently collecting annual revenues of approximately $21 million, representing a return on its undepreciated investment. Revenue amounts reflecting a recovery of a return on the Trojan investment decline through the recovery period, which ends in the year 2011.

Management believes that the ultimate outcome of this matter will not have a material adverse impact on the financial condition of the Company. However, it may have a material impact on the results of operations for a future reporting period.

OTHER LEGAL MATTERS.   PGE  is party to various other claims, legal actions
and complaints arising in the ordinary course of business. These claims are not considered material.

NOTE 3 - SUBSEQUENT EVENT

On November 8, 1999, Enron announced that it has entered into a purchase and sale agreement to sell Enron's wholly-owned electric utility subsidiary, PGE, to Sierra Pacific Resources for $2.1 billion, comprised of $2.02 billion in cash and the assumption of Enron's approximately $80 million merger payment obligation. Sierra Pacific Resources will also assume $1 billion in PGE debt and preferred stock. The proposed transaction, which is subject to customary regulatory approvals, is expected to close in the second half of 2000.

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION


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

1999 COMPARED TO 1998 FOR THE THREE MONTHS ENDED SEPTEMBER 30

PGE earned $24 million during the third quarter of 1999 compared to earnings of $26 million in 1998. The decrease was primarily due to the higher cost of purchased power, partially offset by a decrease in depreciation and amortization expenses.

Revenues increased $134 million compared to the third quarter of 1998, with significant increases in both retail and wholesale energy sales. Retail revenues increased $40 million, or 7%, from 11% higher energy sales, including significantly higher sales to lower-priced industrial customers; the number of retail customers increased by approximately 16,000 during the last year. Wholesale revenues increased $96 million, or 137%, as PGE sold on the wholesale market excess power purchased; sales for resale increased
84%  at average prices that increased  29%.   Other operating revenues
decreased $2 million, largely due to the decrease in power delivery service revenues received from energy service providers participating in last year's Customer Choice pilot program; such amounts are billed directly to customers and reflected in Retail revenues this year.

MEGAWATT-HOURS SOLD (THOUSANDS)
                      1999        1998
Retail               4,553       4,098
Wholesale            4,921       2,675

Purchased power and fuel costs increased $140 million due to both higher power prices and increased purchases; purchased power comprised 73% of total load. Power costs averaged 24.7 mills as the cost of firm power purchases, driven largely by the region's higher-priced thermal resources,
averaged 30.3 mills,  up  54%  from  last year.   Company  generation,
averaging 10.1 mills during the quarter, decreased 13% due to the economic displacement of one of the Company's gas-fired combustion turbine plants.

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION



MEGAWATT/VARIABLE POWER COSTS

                   Megawatt-Hours           Average Variable
                    (thousands)          Power Cost (Mills/kWh)
                   1999      1998          1999       1998
Generation         2,648    3,060          10.1        9.6
Firm Purchases     6,028    3,359          30.3       18.8
Spot Purchases     1,155      724          22.0       32.1
Total Send-Out     9,831    7,143          24.7*      17.2*
                                     (*includes wheeling costs)

Depreciation and amortization decreased $4 million, due to adjustments of depreciation recorded in prior periods.

1999 COMPARED TO 1998 FOR THE NINE MONTHS ENDED SEPTEMBER 30

PGE earned $95 million during the nine months ended September 30, 1999, compared to earnings of $88 million in 1998. The increase was due primarily to continued growth in PGE's retail customer base accompanied by a higher margin on electric energy sales.

Revenues increased $153 million compared to the first nine months of 1998, with significant increases in both retail and wholesale energy sales. Retail revenues increased $84 million, or 10%, on higher energy sales. Wholesale revenues increased $77 million, or 44%, due to sales for resale that increased 8% and average prices that increased 33%. Other operating revenues decreased $8 million from last year due primarily to decreased power delivery service revenues from energy service providers participating in last year's Customer Choice pilot program; such amounts, along with applicable amounts for delivered energy, are billed directly to customers and included in Retail revenues this year.

MEGAWATT-HOURS SOLD (THOUSANDS)
                      1999        1998
Retail              14,178      12,746
Wholesale            9,312       8,632

Purchased  power  and  fuel  increased  $146  million,  or 47%, due to both increased power prices and load. Power costs averaged 19.1 mills, 28% higher than in 1998, on total load that increased 9%. The average cost of firm power purchases increased 39% to 22.6 mills, driven largely by the higher cost of the region's thermal resources. Company generation, which comprised 30% of total load at costs averaging 9.0 mills, partially offset the higher cost of purchased power.

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION


MEGAWATT/VARIABLE POWER COSTS

                     Megawatt-Hours          Average Variable
                      (thousands)         Power Cost (Mills/kWh)

                     1999      1998           1999       1998
Generation          7,252     7,483            9.0        8.0
Firm Purchases     14,009    13,355           22.6       16.3
Spot Purchases      3,188     1,582           18.4       21.8
Total Send-Out     24,449    22,420           19.1*      14.9*
                                      (*includes wheeling costs)

Operating expenses (excluding purchased power and fuel, depreciation, and income taxes) decreased $1 million. A $5 million decrease related to a reduction in pension accruals from negotiated changes to union pension and Retirement Savings Plan enhancements was partially offset by increases in city franchise fees, payroll, and property taxes.

Depreciation and amortization expense increased $2 million, or 2%, with higher amortization of regulatory assets partially offset by an adjustment of depreciation taken in 1998.

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

Cash provided by operating activities totaled $201 million in the first nine months of 1999, compared to $206 million in the same period last year. The decrease is due to a reduction from the amount received last year from the Bonneville Power Administration under terms of the Residential Exchange Termination agreement. This was partially offset by the change in net amounts paid and received for power purchases and associated wholesale sales, as well as by greater margins on increased energy sales for the year.

INVESTING ACTIVITIES consist primarily of improvements to PGE's distribution, transmission, and generation facilities, as well as continued energy efficiency program expenditures. Capital expenditures of $133 million through September 30, 1999 were primarily for the expansion and improvement of PGE's distribution system to support both new and existing customers within

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION


PGE's service territory. On August 5, 1999, PGE exercised its option to purchase the six combustion turbine generators at the Beaver generating plant, previously operated under terms of a 25-year lease, for $37.3 million.

FINANCING  ACTIVITIES  provide supplemental cash for day-to-day  operations
and  capital requirements  as  needed.   PGE  relies  on  commercial  paper
borrowings  and  cash  from  operations  to manage its day-to-day financing
requirements.   During  the first nine months  of  1999, PGE repaid $109
million in long-term debt, including $94 million in matured First Mortgage Bonds, $5 million in other long-term debt, and the early redemption of $10 million in 7 3/4% First Mortgage Bonds due in the year 2023, funded primarily through commercial paper borrowings. The Company also repaid $30 million
($32 million less $2 million prepaid interest) in policy loans on corporate owned life insurance during this period. The Company declared $60 million and paid $40 million in common stock dividends to its parent and $2 million in preferred stock dividends during the first nine months of 1999.

In April 1999, PGE filed a $200 million shelf registration statement with the Securities and Exchange Commission for the purpose of issuing new long-term debt, the proceeds from which will be used to refund fixed and variable rate securities, reduce commercial paper borrowings, and fund planned construction and other expenditures; no debt has been issued under this registration. In July 1999, PGE received approval from the Federal Energy Regulatory Commission to issue short-term debt, including commercial paper, credit facilities, and other evidences of indebtedness up to $350 million. This approval is effective for two years and replaces and supercedes PGE's prior approval from the FERC authorizing short-term borrowing of $250 million.

In July 1999, Duff & Phelps Credit Rating Co.(DCR) assigned initial ratings to PGE's debt, with senior secured debt rated 'AA-', senior unsecured debt rated 'A+', preferred stock and junior subordinated debt rated 'A', and
commercial  paper  rated  'D1'.   Also  in  July, Moody's Investors Services
(Moody's) changed PGE's rating outlook from 'stable' to 'positive'.

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

On November 8, 1999, in response to the announced purchase and sale agreement for PGE (see Note 3 to Consolidated Financial Statements) and uncertainties regarding the future status of certain OPUC stipulations that were agreed to in its 1997 merger with Enron, credit agencies reviewed their ratings of the Company. DCR placed the Company on Rating Watch--Uncertain, Moody's placed PGE's ratings on review for possible downgrade, and Standard and Poor's placed the ratings of the Company on CreditWatch with negative

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION



implications. On November 11, 1999, Moody's confirmed the Prime-1 short-term debt rating for commercial paper issued by PGE and maturing prior to regulatory approval of the proposed purchase and sale.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of September 30, 1999, PGE has the capability to issue preferred stock and additional First Mortgage Bonds in amounts sufficient to meet its capital requirements.

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION



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

On July 23, 1999, Oregon's governor signed into law legislation that provides large industrial and commercial customers of investor-owned utilities direct access to competing energy suppliers no later than October 1, 2001. Residential customers will be able to purchase electricity from a "portfolio" of rate options that will include a regulated cost-of-service rate, a new renewable resource rate, and a market-based rate that would fluctuate with wholesale electricity prices. The new law also provides for a 10-year public purposes charge equal to 3% of retail revenues, designed to fund cost-effective conservation measures, new renewable energy resources, and weatherization measures for low-income housing. In addition, the law provides for low income electric bill assistance through proportionate collections by affected utilities, beginning January 1, 2000.

Also included in the new law is a requirement that investor-owned utilities unbundle the costs of service into power generation, transmission, distribution, and retail services. The law also provides for "transition" charges and credits that would allow recovery on uneconomic utility investment or a refund of benefits from economic utility investment.
Incentives for the divestiture of generation assets are authorized, provided any divestiture does not deprive customers of the benefit of the utility's or the region's low cost resources. The law further requires that its implementation have no material adverse impact on the ability of investor-owned utilities to access cost-based power from the Bonneville Power Administration for its residential and small farm customers.

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION


PGE continues to evaluate the effects of the new law, assess its impact on the operations of the Company, and work closely with the OPUC and other parties in determining specific actions necessary to implement its provisions. It is not yet certain what affect the new law will have on the OPUC's January 1999 order issued in response to PGE's Customer Choice proposal, as described above.

RETAIL CUSTOMER GROWTH AND ENERGY SALES

Weather adjusted retail energy sales grew by 2.2% for the nine months ended September 30, 1999, compared to the same period last year. PGE forecasts retail energy sales growth of approximately 2% in 1999. Commercial sales growth remains strong at 4% over last year; manufacturing sector sales have remained flat as a decline in energy sales to metals customers has offset growth in other industries.

QUARTERLY INCREASE IN RETAIL CUSTOMERS


                    Residential        Commercial/Industrial
3rd Qtr 99              2376                    352
2nd Qtr 99              2554                    338
1st Qtr 99              3860                    473
4th Qtr 98              5244                    646
3rd Qtr 98              3822                    671
2nd Qtr 98              4710                    603
1st Qtr 98              2762                    670
4th Qtr 97              3698                     12
3rd Qtr 97              3529                    388
2nd Qtr 97              4693                    537
1st Qtr 97              3953                    509

RESIDENTIAL EXCHANGE PROGRAM - The Regional
Power Act (RPA) was passed in 1980 to reduce power supply and cost inequities between customers of government and publicly-owned utilities, who have priority access to low-cost power from the federal hydroelectric system, and the customers of investor-owned utilities. The RPA created the Residential Exchange Program to ensure that all residential and small farm customers in the region receive similar benefits from the publicly funded federal power system. Exchange program benefits, which have averaged in excess of $60 million a year since inception of the program, are passed directly to PGE's residential and small farm customers in the form of price adjustments contained in OPUC-approved tariffs. In January 1998, the Bonneville Power Administration (BPA) eliminated the Residential Exchange Credit and rates for PGE's residential and small farm customers increased 11.9%. PGE contested this decision and in September 1998 signed a Residential Exchange Termination Agreement with BPA that provides for BPA payments to PGE totaling $34.5 million over the next two years (through September 2000). The agreement further provides that such amount be passed to residential and small farm customers in the form of a tariff-based billing credit, which reduced the previous rate increase to approximately 5.7% for all eligible customers through the middle of the year 2001. The current customer credit under the Residential Exchange Program approximates 1% to 2% on the average monthly electricity bill; the total credit for 1998 was about $3 million and is estimated at $8 million for 1999.

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION


POWER SUPPLY

Hydro conditions in the region are significantly above normal this year. The January-to-July runoff was 116% of normal, compared to 86% of normal last year. A significant number of salmon species in the Pacific Northwest have been granted or are being evaluated for protection under the federal Endangered Species Act (ESA). Although the impacts to date have been minimal for PGE and current hydro conditions are favorable, efforts to restore salmon will continue to reduce the amount of water available for generation.

PGE's base of hydro and thermal generating capacity and the surplus of electric generating capability in the Western U.S. provide PGE the flexibility needed to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers.

In conjunction with its federal relicensing process, PGE has reached a tentative agreement with the City of Portland, the State of Oregon, and the National
Marine Fisheries Service to decommission its 22 MW Bull Run Hydroelectric Project, removing the Marmot and Little Sandy dams. The purpose of the agreement is to improve habitat for salmon, steelhead, and the other fish protected by the Endangered Species Act in the Little Sandy/Bull Run watersheds. The cost of removing the dams, constructed in the early 1900's, is estimated at $8 million. The regulatory approval process and dam decommissioning are expected to take approximately three years. The agreement is not expected to have a material effect on the financial condition or results of operations of the Company. There are no current plans to remove any other of the Company's hydroelectric projects.

ASSET SALES

On November 1, 1998, PGE signed a definitive agreement to sell its 20% interest in coal-fired generating units 3 and 4 of the Colstrip power plant, located in eastern Montana. The agreement, subject to both state and federal approval, would transfer ownership of PGE's 322 megawatt interest in the plant to PP&L Global, a subsidiary of PP&L Resources, for $230.4 million. On April 7, 1999, PGE filed an application for approval of the sale with the OPUC; such application, as subsequently amended, includes a $26.6 million (excluding transition costs) retail rate reduction, to become effective upon approval and sale. OPUC Staff has since recommended that approval of the proposed sale be denied absent both a higher sales price and further retail rate reduction. The Federal Energy Regulatory Commission (FERC) has approved the sale of associated transmission facilities. It is not anticipated that the proposed sale, if it is consummated, will have an adverse effect on the financial condition or results of operations of the Company.

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION


On May 10, 1999, the utilities who jointly own the 1,340 MW coal-fired Centralia Power Plant announced their intention to sell their interests in the plant. PGE owns a 2.5% share of the plant, which is operated by PacifiCorp. Requests for regulatory approval of the sale have been filed with both the OPUC and the FERC. The sale is not expected to have a material effect on the financial condition or results of operations of the Company.

In June 1999, PGE reached an agreement for the sale of the Company's distribution system in four cities in Columbia County to West Oregon Electric Cooperative (West Oregon) for $7.9 million. The agreement, subject to approval by the Oregon Public Utility Commission, provides for the transfer of approximately 7,200 PGE customers to West Oregon.
In September  1999,  the  voters  within  three  of  the cities approved annexation to the Columbia River People's Utility District (CRPUD); voters in the remaining city approved annexation to the Clatskanie People's Utility District (Clatskanie). CRPUD and Clatskanie have taken initial steps to condemn most of the facilities PGE agreed to sell to West Oregon. PGE, West Oregon, CRPUD, Clatskanie, and the OPUC staff are negotiating to resolve issues related to this matter. Although not expected to have a material effect on the financial condition or results of operations of the Company, it is not yet certain what the ultimate outcome of these negotiations will be.

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

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION


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

Relying on the new legislation, on July 2, 1999, the Company requested the Oregon Supreme Court to vacate the June 24, 1998, adverse ruling of the
Oregon Court of Appeals and affirm the validity of the OPUC's order allowing PGE to recover a return on its undepreciated investment in Trojan. The Utility Reform Project and the Citizens Utility Board, another party to the proceeding, opposed such request on the ground that an effort was underway to gather sufficient signatures to place on the ballot a referendum to negate
the   new  legislation;  such  effort  by  the  referendum's  sponsors  was successful and the referendum will appear on the November 2000 ballot.

For further information, see Part II, Other Information, Item 1. - Legal Proceedings.

ENVIRONMENTAL MATTER

PGE received a letter dated September  27, 1999 from the Oregon Department of Environmental Quality (DEQ) requesting that PGE perform a voluntary remedial investigation of its Harborton Substation Site to confirm whether any regulated hazardous substances have been released from the substation property into a portion of the Willamette River known as the Portland Harbor. A 1997 investigation of the Portland Harbor conducted by a U.S. Environmental Protection Agency (EPA) contractor purportedly revealed significant contamination of sediments within the harbor. The DEQ has advised PGE that based on analytical results from the 1997 study, the U.S.
EPA is considering Portland Harbor for inclusion on the federal National Priority List pursuant to the federal Comprehensive Environmental Response,
Compensation, and Liability Act. The DEQ is requesting that PGE perform the remedial investigation pursuant to a DEQ-approved Voluntary Agreement, and
that  the  work  be  coordinated   with   other  Portland  Harbor  sediment
investigations currently being pursued by the DEQ that involve more than 50 potentially responsible parties. PGE met with DEQ representatives on October 20, 1999, and advised the agency that PGE does not believe it bears any responsibility for the sediment contamination in Portland Harbor. Even though PGE believes that it is not responsible for any contamination in Portland Harbor, on October 26, 1999 PGE notified DEQ that it was willing to perform a voluntary remedial investigation under DEQ oversight. The scope of the voluntary investigation will be negotiated with DEQ in November and December of 1999.

PGE does not expect this to have a material adverse impact on the financial condition or results of operations of the Company.

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION


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

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION


remediated by January 1, 2000, including the development of contingency plans to cope with the mission-critical consequences of Year 2000 problems that have not been identified or remediated by that date.

The Plan recognizes that the computer, telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct
of PGE's business.     PGE  does not have control of these Outside Entities
or Outside Systems. However, the Plan includes an ongoing process of identifying and contacting Outside Entities whose systems, in PGE's judgment, have or may have a substantial effect on PGE's ability to continue to conduct the mission-critical aspects of its business without disruption from Year 2000 problems. The Plan envisions PGE's attempting to inventory and assess the extent to which these Outside Systems may not be "Year 2000
ready"  or  "Year  2000  compatible."   PGE  continues to
coordinate with these Outside Entities in an ongoing effort to obtain assurance that the Outside Systems that are mission-critical to PGE are year 2000 compatible.

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

As of November 15, 1999, PGE believes that its mission-critical internal systems (including embedded chips) are ready; this was reported to the North American Electric Reliability Council on September 30, 1999. However, as explained elsewhere in this statement, that does not guarantee that these systems do not continue to contain hidden Year 2000 defects in computer code or in embedded devices. Completion dates of mission-critical internal and outside systems for the several phases of the plan are shown in the following table. Any notation of "complete" or reference to a "completion date" conveys the fact only that the initial iteration of this phase has been substantially completed. Because PGE's Year 2000 Plan treats Year 2000 efforts as an iterative process, PGE is continuing additional cycles of inventory, assessment, remediation, and validation testing, which will be conducted in parallel, and in coordination, with PGE's Year 2000 contingency planning.

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION



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

                STATUS      COMPLETION DATE     STATUS      COMPLETION DATE*
Inventory       Complete     December 1997      Complete     October 1998

Assessment      Complete      October 1998      Complete    November 1998

Analysis        Complete      October 1998      Complete        June 1999

Conversion      Complete         June 1999      Complete      August 1999

Testing         Complete       August 1999      Complete      August 1999

Y2K-Ready       Complete    September 1999      Complete      August 1999

Contingency
Plan            Complete     November 1999      Complete      August 1999

  * The completion dates for Mission-Critical Outside Entities convey the date when PGE will have evaluated the progress of Outside Entities with respect to their Conversion, Testing, Y2K-Ready, and Contingency Plan efforts.

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

COSTS TO ADDRESS YEAR 2000 ISSUES

Under the Plan, PGE currently estimates that it will spend approximately $20-25 million relating to Year 2000 issues, about two-thirds of which has been spent to date; 1999 expenditures are currently estimated at approximately $11 million. On April 19, 1999, PGE received an accounting order from the OPUC to capitalize 1999 incremental Y2K costs, to be amortized over a 5-year period beginning January 1, 2000. The order defers to a future proceeding whether PGE will be allowed to recover such costs in rates. PGE anticipates that its costs relating to Year 2000 issues will not have a material adverse effect on its financial condition or results of operations.

Although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the "Outlook" section below, that the actual costs of implementing the plan will not differ materially from the estimated costs or that PGE will not be materially adversely affected by Year 2000 issues.

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION


YEAR 2000 RISK FACTORS

REGULATORY  REQUIREMENTS.   PGE  expects  to satisfy  all  requirements  of
regulatory authorities for achieving Year 2000 readiness. If its reasonable expectations in this regard are in error, the adverse effect on PGE could be material. Outside Entities could force temporary cessation of operations that materially adversely affect PGE.

POTENTIAL SHORTCOMING. PGE believes that its mission-critical systems are Year 2000-ready. However, there is no assurance that the Plan has succeeded in accomplishing its purposes or that unforeseen circumstances will not arise during implementation of the Plan that would materially and adversely affect PGE.

CASCADING EFFECT. Despite PGE's reasonable efforts to identify, assess, and where appropriate, replace devices that contain embedded chips, there is no assurance that PGE will be able to find and remediate all embedded chips in its systems. Further, there is no assurance that Outside Entities on which PGE depends will be able to find
and remediate all embedded chips in  their  systems.   Some of the embedded
chips that fail to operate or that produce anomalous results may create system disruptions or failures. Some of these disruptions or failures may spread from the systems in which they are located to other systems in a
cascade.   These cascading failures may have  adverse  effects  upon  PGE's ability to maintain safe operations and may also have adverse effects upon PGE's ability to serve its customers and otherwise to fulfill certain contractual and other legal obligations. The embedded chip problem is widely recognized as one of the more difficult aspects of the Year 2000 problem across industries and throughout the world. PGE believes that the possible adverse impact of the embedded chip problem is not, and will not be, unique to PGE.

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

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION


CONTINGENCY PLANS

As part of the Plan, PGE is developing contingency plans that deal with two aspects of the Year 2000 problem: (1) that PGE, despite its good-faith, reasonable efforts, may not have satisfactorily identified and remediated all of its internal mission-critical systems; and (2) that Outside Systems may not be Year 2000 ready, despite PGE's good-faith, reasonable efforts to work with Outside Entities. PGE's contingency plans are being designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these mission-critical functions or systems, and to facilitate the early identification and remediation of mission-critical Year 2000 problems that first manifest themselves after January 1, 2000.

PGE's contingency plans contemplate an assessment of all its mission-critical internal information technology systems and its internal operational systems that use computer-based controls. This process will commence in the early minutes of January 1, 2000, and continue for hours, days, or weeks, as circumstances require. Further, PGE will in that time frame assess any mission-critical disruptions due to Year 2000-related failures that are external to PGE. The assessment process will cover, for example, loss of electrical power from other utilities; telecommunications services from carriers; or building access, security, or elevator service in facilities occupied by PGE.

On June 15, 1999, PGE filed with  the  Western Systems Coordination Council
(WSCC) its response to recommendations which, along with responses from other utilities, comprise a major portion of WSCC's contingency plan. PGE plans to perform additional contingency planning relating to its systems continually throughout the year.

PGE's contingency plans include the creation of teams that will be standing by on the eve of the new millennium, prepared to respond rapidly and otherwise as necessary to mission-critical Year 2000-related problems as soon as they become known. The composition of teams that are assigned to deal with Year 2000 problems will vary according to the nature, mission-criticality, and location of the problem.

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

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION



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

SUMMARY

PGE has a Plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission-critical systems that it controls. From a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect PGE, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" chips that may be in a great variety of mission-critical hardware used for process or flow control, environmental, transportation, access, communications and other systems; the difficulty of inventorying, assessing, remediating, verifying and testing Outside Systems; and the difficulty in locating all mission-critical software (computer code) internal to PGE that is not Year 2000 compatible, or that may be subject to re-coding errors or sabotage. Accordingly, there can be no assurance that all of PGE's systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to PGE's business. If, despite PGE's reasonable efforts under the Plan, there are mission-critical Year 2000-related failures that create substantial disruptions to PGE's business, the adverse impact on PGE's business could be material. Additionally, Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite PGE's implementation of the Plan.

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION


NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the hedge effectiveness of transactions that receive hedge accounting.

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance; however, SFAS No.
133  cannot  be  applied  retroactively.   PGE has not yet completed the
quantification of the impacts of adopting SFAS No. 133 on its financial statements.

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

Relying on the new legislation, on July 2, 1999, the Company requested the Oregon Supreme Court to vacate the June 24, 1998, adverse ruling of the Oregon Court of Appeals and affirm the validity of the OPUC's order allowing PGE to recover a return on its undepreciated investment in Trojan. The Utility Reform Project and the Citizens Utility Board, another party to the proceeding, opposed such request on the ground that an effort was underway to gather sufficient signatures to place on the ballot a referendum to negate the new legislation; such effort by the referendum's sponsors was successful and the referendum will appear on the November 2000 ballot.

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


                            PORTLAND GENERAL ELECTRIC COMPANY
                                        (Registrant)



November 15, 1999              By:    /s/ Mary K. Turina
Date                                  Mary K. Turina
                                      Vice President, Finance
                                      Chief Financial Officer and Treasurer