Form 10-K
period 2000-02-14
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2000-03-03
CIK 784977

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K


         [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                                THE
                                  SECURITIES EXCHANGE ACT OF 1934
                            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                OR
        [  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                                              OF THE
                                  SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM _______ TO _______

                               COMMISSION FILE NUMBER 1-5532-99


                                PORTLAND GENERAL ELECTRIC COMPANY
                     (Exact name of registrant as specified in its charter)




OREGON (State or other jurisdiction                                 93-0256820
ofincorporation or organization)                              (I.R.S. Employer
                                                            Identification No.)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000: $0.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2000: 42,758,877 shares of Common Stock,
      $3.75 par value. (All shares are owned by Enron Corp.)

                                   DEFINITIONS

The following abbreviations or acronyms used in the text and notes are defined below:

Abbreviations
OR ACRONYMS                       TERM

Beaver .......................... Beaver Combustion Turbine Plant
Boardman ........................ Boardman Coal Plant
BPA ............................. Bonneville Power Administration
Centralia ....................... Centralia Coal Plant
Colstrip ........................ Colstrip Units 3 and 4 Coal Plant
Coyote Springs .................. Coyote Springs Generation Plant
CUB ............................. Citizens' Utility Board
DEQ  ............................ Oregon Department of Environmental Quality
Enron ........................... Enron Corp.
EFSC ............................ Energy Facility Siting Council
EPA ............................. Environmental Protection Agency
FERC ............................ Federal Energy Regulatory Commission
Financial Statements ............ Refers to Financial Statements of Portland
                                  General Electric Company included in Part II,
                                  Item 8 of this report.
KWh ............................. Kilowatt-Hour
MW .............................. Megawatt
MWa ............................. Average megawatts
MWh ............................. Megawatt-hour
NRC ............................. Nuclear Regulatory Commission
NYMEX ........................... New York Mercantile Exchange
OPUC or the Commission .......... Oregon Public Utility Commission
PGE or the Company .............. Portland General Electric Company
PUD ............................. Public Utility District
Regional Power Act .............. Pacific Northwest Electric Power Planning and
                                  Conservation Act
SFAS ............................ Statement of Financial Accounting Standards
                                  issued by the FASB
Trojan .......................... Trojan Nuclear Plant
USDOE ........................... United States Department of Energy
WAPA ............................ Western Area Power Administration
WNP-3 ........................... Washington Public Power Supply System Unit 3
                                  Nuclear Project
WSCC ............................ Western Systems Coordinating Council

                             TABLE OF CONTENTS

                                                                       PAGE

Definitions ............................................................. 2

PART I
Item 1. Business ........................................................ 4

Item 2. Properties ..................................................... 16

Item 3. Legal Proceedings .............................................. 19

Item 4. Submission of Matters to a Vote of Security Holders ............ 20


PART II
Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters ................................... 21

Item 6.  Selected Financial Data ....................................... 21

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ........................... 22

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk ................................................... 32

Item 8.  Financial Statements and Supplementary Data ................... 33

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ........................... 55

PART III
Item 10. Directors and Executive Officers of the Registrant ............ 56

Item 11. Executive Compensation ........................................ 59

Item 12. Security Ownership of Certain Beneficial Owners
         and Management ................................................ 63

Item 13. Certain Relationships and Related Transactions ................ 63

PART IV
Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K ........................................... 64

Signatures ............................................................. 65

Exhibit Index .......................................................... 66

                                  PART I




ITEM 1.  BUSINESS


                                  GENERAL

PGE, incorporated in 1930, is an electric utility engaged in the generation, purchase, transmission, distribution, and sale of electricity in the State of Oregon. PGE also sells energy to wholesale customers throughout the western United States. PGE's Oregon service area is 3,170 square miles, including 54 incorporated cities, of which Portland and Salem are the largest, within a state-approved service area allocation of 4,070 square miles. PGE estimates that at the end of 1999 its service area population was approximately 1.5 million, comprising about 44% of the state's population. For the year 1999, the Company added approximately 15,000 customers, representing an annualized growth rate of about 2.5%. At December 31, 1999, PGE served approximately 719,000 customers.

On July 1, 1997 Portland General Corporation (PGC), the former parent of PGE, merged with Enron Corp. (Enron) with Enron continuing in existence as the surviving corporation and PGE operating as a wholly owned subsidiary subject to control by Enron.

On November 8, 1999, Enron announced that it had entered into a purchase and sale agreement to sell PGE to Sierra Pacific Resources (Sierra) for $2.1 billion, comprised of $2.02 billion in cash and the assumption of Enron's approximately $80 million merger payment obligation. The proposed transaction, which is subject to regulatory approval, is expected to close in late 2000. On January 18, 2000, Sierra filed with the OPUC an application to acquire PGE. On February 3, 2000, Sierra filed with the SEC an application to acquire PGE and also to become a registered public utility holding company.

As of December 31, 1999, PGE had 2,787 employees. This compares to 2,728 and 2,729 employees at December 31, 1998 and 1997, respectively. Currently, 1,072 employees are covered under a three-year agreement with Local Union No. 125 of the International Brotherhood of Electrical Workers that is effective from March 1, 1998 through March 1, 2001.


                            OPERATING REVENUES

RETAIL
PGE serves a diverse retail customer base. Residential customers constitute the largest customer class and account for approximately 45% of total retail revenues, with commercial and industrial customers accounting for 38% and 17%, respectively. Residential demand is highly sensitive to the effects of weather, with company revenues highest during the winter heating season. Electricity sales increased somewhat in 1999 due to the effects of PGE's Customer Choice pilot program, which in 1998 allowed some customers to buy their power from competing energy service providers; this program terminated at the end of 1998. The commercial and industrial classes are not dominated by any single industry. While the 20 largest customers constitute about 18% of retail demand, they represent 8 different industrial groups, including paper manufacturing, high technology, metal fabrication, general merchandising and health services. No single customer represents more than 3% of PGE's total retail load.

WHOLESALE
Wholesale electricity sales comprised about 26% of total operating revenues in 1999, up from about 20% in 1998. Most of PGE's wholesale sales have been to utilities and power marketers and have been predominantly short-term. PGE will continue its participation in the wholesale marketplace in order to balance its supply of power to meet the needs of its retail customers, manage risk, and administer its current long-term wholesale contracts. Such participation includes power purchases and sales resulting from daily economic dispatch decisions for its own generation; this allows PGE to secure power for its customers at the lowest cost available.

The following table summarizes operating revenues and MWh sales for the years ended December 31:

                                   1999        1998         1997
Operating Revenues (Millions)
  Residential                     $ 438       $ 432        $ 391
  Commercial(1)                     367         345          354
  Industrial                        173         132          143
   Tariff Revenues                  978         909          888
   Accrued (Collected) Revenues      26          (8)          10
  Retail                          1,004         901          898
  Wholesale                         355         234          497
  Other                              19          41           21
   Total Operating Revenues     $ 1,378      $1,176       $1,416

Megawatt-Hours Sold (Thousands)
  Residential                     7,404       7,101        6,999
  Commercial(1)                   7,392       6,781        6,973
  Industrial                      4,463       3,562        4,247
   Retail                        19,259      17,444       18,219
   Wholesale                     12,612      10,869       26,934
    Total MWh Sold               31,871      28,313       45,153

Energy Delivered to ESP
 Customers (2)                        -       1,292            2

Total MWh Sold and Delivered     31,871      29,605       45,155

(1) Includes public street lighting.
(2) Represents  energy  delivered  to customers of Energy Service Providers
   (ESPs) under PGE's Customer Choice pilot program.

For additional information on year-to-year revenue trends, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                REGULATION

PGE is subject to the jurisdiction of the OPUC, comprised of three members appointed by Oregon's governor to serve non-concurrent four-year terms. The Commission approves the Company's retail rates and establishes conditions of utility service. The Commission further ensures that prices are fair and equitable and provides PGE an opportunity to earn a fair return on its investment. In addition, the Commission regulates the issuance of securities and prescribes the system of accounts to be kept by Oregon utilities.

PGE is also subject to the jurisdiction of the FERC with regard to the transmission and sale of wholesale electric energy, licensing of hydroelectric projects and certain other matters. The Company is a "licensee" and a "public utility" as those terms are used in the Federal Power Act and is, therefore, subject to regulation by the FERC as to accounting policies and practices, certain prices, and other matters.

Construction of new thermal generating facilities requires a permit from the EFSC.

The NRC regulates the licensing and decommissioning of nuclear power plants. In 1993 the NRC issued a possession-only license amendment to PGE's Trojan operating license and in early 1996 approved the Trojan Decommissioning Plan. Approval of the Trojan Decommissioning Plan by the NRC and EFSC has allowed PGE to begin decommissioning activities, which are proceeding satisfactorily and within approved cost estimates. After receiving regulatory approval, PGE in 1999 shipped and disposed of the Trojan reactor vessel as a single package called the Reactor Vessel and Internals Removal Project (RVAIR). Equipment removal and disposal activities will also continue in 2000. Trojan is subject to NRC regulation until it is fully decommissioned, all nuclear fuel is removed from the site, and the license terminated. The Oregon Department of Energy also monitors Trojan. (For further information, see "Nuclear Decommissioning" in Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                            REGULATORY MATTERS

ELECTRIC POWER INDUSTRY RESTRUCTURING
On July 23, 1999, Oregon's governor signed into law a State Senate Bill (SB1149) that provides all industrial and commercial customers of investor-owned utilities direct access to competing energy suppliers no later than October 1, 2001. Residential customers will be able to purchase electricity from a "portfolio" of rate options that will include a cost-of-service rate, a new renewable resource rate, and a market-based rate. SB1149 also provides for a 10-year public purposes charge equal to 3% of retail revenues, designed to fund cost-effective conservation measures, new renewable energy resources, and weatherization measures for low-income housing. In addition, SB1149 provides for low-income electric bill assistance through proportionate collections by affected utilities, beginning in January 2000.

Also included in SB1149 is a requirement that investor-owned utilities unbundle the costs of service into power generation, transmission, distribution, and retail services. The law also provides for "transition" charges and credits that would allow recovery on uneconomic utility investment or a refund of benefits from economic utility investment.
Incentives for the divestiture of generation assets are authorized, provided any divestiture does not deprive customers of the benefit of the utility's or the region's low cost resources. SB1149 further requires that its implementation have no material adverse impact on the ability of investor-owned utilities to access cost-based power from the Bonneville Power Administration for its residential and small farm customers.

In October 1999, the OPUC began a series of workshops designed to discuss the issues associated with SB1149 and to develop administrative rules for implementation of the law; PGE is participating fully in these workshops. In February 2000, the OPUC began its formal rulemaking process with the expectation that rules enabling utilities to develop tariffs will be adopted in June 2000. Additional rulemakings regarding non-tariff-related items are also expected. PGE expects to file its restructuring plan, including associated tariffs, in time to allow for direct access by October 1, 2001.

LEAST COST ENERGY PLANNING
The OPUC adopted Least Cost Energy Planning for all energy utilities in Oregon, with the goal of selecting the mix of resources that yields a reliable supply of energy at the least cost to customers. PGE has received acknowledgement of its 1998-1999 Integrated Resource Plan (IRP) from the OPUC. This plan recognized fundamental changes occurring in the electric industry and established a transition strategy for the next two years. It maintained PGE's delivery capability and provided a bridge to a competitive environment in which funding for public purposes is provided from a system benefit charge.

PGE is currently holding a public process to obtain input from interested parties for its next IRP, which is scheduled for completion by the end of 2000. This Plan will help shape PGE's resource decisions under new state law adopted in 1999 that requires restructuring to be implemented by October 1, 2001.

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

In accordance with federal recommendations and the intent of both parties to replace the Residential Exchange Program with one providing more predictable and stable cash payments by BPA, PGE and BPA in September 1998 signed a Residential Exchange Termination Agreement that provides for a total of $34.5 million in BPA payments to PGE over two years. The agreement continues to provide benefits to PGE's residential and small farm customers through at least the June 2001 termination date of the agreement.

BPA has prepared its initial wholesale electric power and transmission rate proposals for the period October 2001 through September 2006, reflecting its intent to share the benefits of the Federal Columbia River Power system, restore fish and wildlife, encourage conservation and renewables development, and manage costs and risks. The rate case process is governed by the Northwest Power Act and involves workshops and hearings that give interested parties and participants the opportunity to participate fully in the process. Although it is anticipated that customers of investor-owned utilities will continue to receive benefits from the publicly funded federal power system beyond the 2001 termination of the current agreement with BPA, it has not yet been determined how this will be accomplished.

ENERGY EFFICIENCY
PGE has long promoted the efficient use of electricity. Current Demand Side Management (DSM) programs provide a range of services to all classes of PGE customers and seek to maximize those opportunities in which efficiency measures are most cost-effective for both PGE ratepayers and customers. To accomplish this, PGE focuses on both commercial and industrial new construction, industrial process improvements, and residential weatherization measures, including a program for low-income families. In the past, the costs of DSM programs have been deferred and amortized to expense over future periods. In response to new legislation that encourages a competitive marketplace for energy services and provides for a public service charge to fund conservation measures, PGE has requested OPUC approval to immediately expense all future DSM expenditures. PGE's current unamortized DSM investment would be amortized by the October 1, 2001 implementation of SB1149. These proposed changes, which would result in an approximate 2.3% average rate increase, are currently under review by the OPUC.

                         COMPETITION AND MARKETING

GENERAL
As electricity deregulation moves forward nationally, PGE continues to maintain its commitment to service excellence while assisting in the
formation  of  a  competitive  electricity  market  in the Northwest.   Its
Customer Choice pilot program was successfully implemented in 1998 and provided valuable information on the effects of retail competition on PGE and its customers. PGE will continue its efforts to bring market conditions to the industry, working closely with customers and regulators to achieve the state's policy goals. The outcome of these efforts to help create a more competitive electricity market will depend in large part on both statutory and regulatory changes.

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

In September 1999, voters within the Columbia County cities of St. Helens, Scappoose, and Columbia City approved annexation to the Columbia River People's Utility District (CRPUD); voters within the Columbia County City of Rainier approved annexation to the Clatskanie Public Utility District. These annexations would provide for the transfer of approximately 7,300 PGE customers to these two utility districts. In January 2000, a memorandum of understanding was agreed upon by the parties that provides for the payment of approximately $10 million to PGE from the utility districts in exchange for the service territories of the four cities. The proposed sale is subject to approval by the OPUC.

WHOLESALE COMPETITION AND MARKETING
Competition has transformed the electric utility industry at the wholesale level. The Energy Policy Act, passed in 1992, opened wholesale competition to energy brokers, independent power producers and power marketers, and provided a framework for increased competition in the electric industry. In 1996, the FERC issued Order 888 requiring non-discriminatory open access transmission by all public utilities that own interstate transmission, requiring investor-owned utilities to allow others access to their transmission systems for wholesale power sales. This access must be provided at the same price and terms the utilities would apply to their own wholesale customers. It also requires reciprocity from municipals, cooperatives, and federal power marketers receiving service under the tariff and allows public utilities to recover stranded costs in accordance with the terms, conditions and procedures set forth in the order.

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

                               POWER SUPPLY

Growth within PGE's service territory has underscored the Company's need for sources of reliable, low-cost energy supplies. The demand for energy within PGE's service territory has experienced an average annual growth rate of approximately 2.5% over the last 10 years and retail demand is expected to continue this upward trend. PGE has relied increasingly on short-term purchases to supplement its existing base of generating resources and long-term power contracts to meet its energy needs. Short-term purchases include both secondary as well as firm purchases for periods of less than one year in duration. The availability of short-term firm purchase agreements and PGE's ability to renew these contracts have enabled PGE to minimize risk and enhance its ability to provide reliable low-cost energy to retail customers. Increased competition has placed pressure on the price of short-term power as well as enhanced its availability. Northwest hydro conditions also have a significant impact on regional power supply. Plentiful water conditions can lead to surplus power and the economic displacement of more expensive thermal generation.

GENERATING CAPABILITY
PGE's existing hydroelectric, coal-fired, and gas-fired plants are important resources for the Company, providing 1,998 MW of generating capability (see Item 2. Properties, for a full listing of PGE's generating facilities). PGE's lowest-cost producers are its eight hydroelectric projects on the Clackamas, Sandy, Deschutes, and Willamette rivers in Oregon. These facilities operate under federal licenses, which will be up for renewal between the years 2001 and 2006. For further discussion of hydroelectric project relicensing, see "Hydro Relicensing" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In conjunction with its federal relicensing process, PGE has reached a tentative agreement with the City of Portland, the State of Oregon, and the National Marine Fisheries Service to decommission its 22-MW Bull Run
Hydroelectric Project, removing the Marmot and Little Sandy dams. The purpose of the agreement is to improve habitat for salmon, steelhead, and the other fish protected by the Endangered Species Act in the Little Sandy/Bull Run watersheds. The cost of removing the dams, constructed in the early 1900's, is estimated at $8 million. The regulatory approval process and dam decommissioning are expected to take approximately three years. In November 1999, PGE filed with the FERC a "Notice of Intent Not to File Application for New License", providing formal notice that it does not intend to relicense the Bull Run Project when its existing federal license expires in November 2004. The retirement of the Bull Run Project is not expected to have a material effect on the financial condition or results of operations of the Company. There are no current plans to remove any other of the Company's hydroelectric projects.

On November 1, 1998, PGE signed a definitive agreement to sell its 20% interest in coal-fired generating Units 3 and 4 of the Colstrip power plant, located in eastern Montana. The agreement, subject to both state and federal approval, would transfer ownership of PGE's 296 MW interest in the plant to PP&L Global, a subsidiary of PP&L Resources, for $230.4 million. On April 7, 1999, PGE filed an application for approval of the sale with the OPUC; such application, as subsequently amended, included a $26.6 million (excluding transition costs) retail rate reduction, to become effective upon approval and sale. OPUC Staff recommended that approval of the proposed sale be denied absent both a higher sales price and further retail rate reduction. On February 29, 2000, the OPUC issued an order that denied PGE's application to sell its interest in Units 3 and 4 of the Colstrip power plant.
<PAGE.

In December 1999, PGE reached preliminary agreement with the Confederated Tribes of Warm Springs (Tribes) that would result in shared ownership and control of the Company's 408-MW Pelton Round Butte Project, which provides about 20% of the Company's power-generating capacity. The agreement with the Tribes, who own some of the land on which the dams are located, would take place in three stages over a proposed 50-year license period. PGE would have majority ownership through most of the period and the Tribes would have the option to increase their ownership share to slightly over 50% by 2037, beginning with the proposed purchase of a one-third interest on December 31, 2001, in exchange for one-third of the net book value of the project. PGE would no longer be required to pay annual rent to the Tribes for use of their land. PGE would continue to operate the project, which would be managed by a joint operating committee of PGE and the Tribes, and its customers would continue to benefit from the Company's guaranteed share of a relatively low-cost power supply. The agreement requires the approval of tribal members in a referendum scheduled March 28, 2000; if approved, PGE and the Tribes would jointly pursue a 50-year license from the FERC. The proposed sale will also require approval of the OPUC. It is not anticipated that the proposed sale, if approved, will have an adverse effect on the financial condition or results of operations of the Company.

In December 1999, PGE sold its 2.5% undivided interest in the Centralia Steam Electric Generating Plant, a 1,340-MW coal fired plant located in the State of Washington, to Avista Corp. for approximately $3.5 million. PGE's 33 MW ownership share will be replaced by power purchases from the plant during the first several months of 2000 and from market purchases thereafter.

PGE's Coyote Springs generating station, a 241-MW combined cycle combustion turbine plant, was completed in 1995 and designed and equipped for a second unit to be built and jointly operated adjacent to it. The second unit would share certain assets (termed "Common Facilities") with the first unit, including equipment, real property, licenses, permits, and various other assets sized to support a second unit. PGE has decided not to develop the second facility, preferring a more flexible resource strategy, and has received OPUC approval to sell an undivided 50% interest in the Common Facilities to another party.

PURCHASED POWER
As PGE's existing base of generating resources is reduced, the Company will continue to negotiate long-term and short-term contracts to meet the retail load that it has an obligation to serve. Under the provisions of recent state legislation (SB1149) allowing large industrial and commercial customers direct access to competing energy suppliers, PGE will be obligated to serve only residential and small commercial customers beginning October 1, 2001. After October 1, 2001, this will be only its residential and small commercial load. PGE has long-term power contracts with four hydro projects on the mid-Columbia River, which provide PGE with 650 MW of firm capacity. PGE also has firm contracts, ranging in term from one to thirty years, to purchase 519 MW, primarily hydro-generated, from other Pacific Northwest utilities. In addition, PGE has a long-term exchange contract with a summer-peaking Southwest utility to help meet its winter-peaking requirements. These resources, along with short-term contracts, provide PGE with sufficient firm capacity to serve its peak loads.

SYSTEM RELIABILITY AND THE WSCC
PGE relies on wholesale market purchases within the WSCC in conjunction with its base of generating resources to supply its resource needs and maintain system reliability. The WSCC is the largest and most diverse of the 10 regional electric reliability councils. Organized in 1967, it provides coordination for operating and planning a reliable and adequate electric power system for the western part of the continental United States, Canada, and Mexico. It provides the forum for its member systems to enhance communication, coordination, and cooperation in planing and operating a reliable interconnected electric system. During the last few years, the area covered by WSCC has become a dynamic marketplace for the trading of electricity. This area, which extends from Canada to Mexico and includes 14 Western states, has great diversity in climates and peak loads occur at different times of the year in the different regions within the WSCC area. Energy loads in the Southwest peak in summer due to air conditioning; northern loads peak during winter heating months. According to WSCC forecasts, the nearly 104 electric organizations participating in the WSCC, which include utilities, independent power producers and transmission utilities, have sufficient generating capacity to meet forecast demand and energy requirements through the year 2009.

JANUARY RESERVE MARGIN
     WSCC REGION

        MEGAWATTS
2000     34,467
2001     34,133
2002     33,822
2003     32,940
2004     31,662
2005     31,496
2006     28,539
2007     27,834
2008     27,747
2009     26,320

During 1999, PGE's peak load was 3,544 MW, of which 31% was met through short-term purchases. PGE's firm resource capacity, including short-term purchase agreements, totaled approximately 5,333 MW as of December 31, 1999.

RESTORATION OF SALMON RUNS
The populations of many salmon species in the Pacific Northwest have shown significant decline over the last several decades. A significant number of these species have either been granted or are being evaluated for protection under the federal Endangered Species Act (ESA). While long term recovery plans for these species may include major operational changes to the region's hydroelectric projects, including PGE's, the impacts to date have been minimal. The biggest change has been modifying the timing of releases of water stored behind the dams in the upper part of the Columbia and Snake River basins. This change in water releases has resulted in decreased energy generation in the fall and winter. Favorable hydro conditions continued to help mitigate the effect of these actions in 1999.

In 1999, nine federal agencies involved in the management of the Columbia River system formed a Federal Caucus to develop specific options for salmon recovery. The Federal Caucus will continue its efforts throughout 2000, coordinating with other regional efforts and forums to examine opportunities for recovering listed salmon.

PGE continues to evaluate the impact of current and potential listings on the operation of its hydroelectric projects on the Deschutes, Sandy, Clackamas, and Willamette Rivers. PGE's ongoing hydroelectric relicensing efforts, in addition to discussions with the listing agency, have begun addressing issues associated with endangered salmon. Based on this, and review of the proposed rules that have been issued thus far, PGE does not anticipate any significant operational changes to its hydroelectric projects during 2000 as a result of endangered salmon recovery measures.

                                FUEL SUPPLY

Fuel supply contracts are negotiated to support annual planned plant operations. Flexibility in contract terms is sought to allow for the most economic dispatch of PGE's thermal resources in conjunction with the current market price of wholesale power.

COAL

BOARDMAN
PGE has agreements to purchase coal for Boardman that cover requirements through the year 2000. Ample supplies exist to fuel Boardman's requirements in future years. Coal purchases in 1999, totaling about 2 million tons, contained less than 0.4% of sulfur by weight and emitted less than the EPA allowable limit of 1.2 pounds of sulfur dioxide per MMBtu when burned. The coal, from surface mining operations in Wyoming and Utah, was subject to federal, state and local regulations. Coal is delivered to Boardman by rail under contracts with the Burlington Northern, Santa Fe, and Union Pacific Railroads.

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

                 SULFUR         TYPE OF POLLUTION
PLANT            CONTENT        CONTROL EQUIPMENT

Boardman, OR      0.4%       Electrostatic precipitators
Colstrip, MT      0.7%       Scrubbers and precipitators

NATURAL GAS

In addition to the agreements discussed below, the Company utilizes short-term and spot market purchases to secure transportation capacity and gas supplies sufficient to fuel plant operations. PGE remarkets any natural gas and transportation capacity that are excess to its needs.

BEAVER
PGE owns 90% of the Kelso-Beaver Pipeline, which directly connects its Beaver generating station to Northwest Pipeline, an interstate gas pipeline operating between British Columbia and New Mexico. During 1999, PGE had access to 76,000 MMBtu/day of firm transportation capacity, enough to operate Beaver at a 70% load factor. In May 1999, PGE and B-R Pipeline Co., a wholly owned subsidiary of U.S. Gypsum Co, filed a joint application with the FERC for the sale by PGE of 12% of its interest (representing a 10.5% tenancy-in-common share) in the Kelso-Beaver Pipeline to B-R Pipeline for approximately $2.5 million; the sale represents pipeline capacity in excess of PGE's current or foreseeable needs. The sale has been approved by the OPUC and has received preliminary approval, subject to environmental review, by the FERC.

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

REGULATION
PGE's current and historical operations are subject to a wide range of environmental protection laws covering air and water quality, noise, waste disposal, and other environmental issues. The EPA regulates the proper use, transportation, cleanup and disposal of polychlorinated biphenyls
(PCBs). State agencies or departments, which have direct jurisdiction over environmental matters, include the Environmental Quality Commission, the DEQ, the Oregon Office of Energy, and EFSC. Environmental matters regulated by these agencies include the siting and operation of generating facilities and the accumulation, cleanup, and disposal of toxic and hazardous wastes.

CLEANUP
PGE is involved with others in the environmental cleanup of PCB contaminants at various sites as a potentially responsible party (PRP). The cleanup effort is considered complete at several sites, which are awaiting consent orders from the appropriate regulatory agencies. These and future cleanup costs are not expected to be material.

HARBORTON
PGE received a letter dated September 27, 1999, from the Oregon Department of Environmental Quality (DEQ) requesting that PGE perform a voluntary remedial investigation of its Harborton Substation Site to confirm whether any regulated hazardous substances have been released from the substation property into a portion of the Willamette River known as the Portland Harbor. A 1997 investigation of the Portland Harbor conducted by an U.S. Environmental Protection Agency (EPA) contractor purportedly revealed significant contamination of sediments within the harbor. The DEQ has advised PGE that, based on analytical results from the 1997 study, the EPA is considering Portland Harbor for inclusion on the federal National Priority List pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act. The DEQ directed that PGE perform a remedial investigation pursuant to a DEQ approved Voluntary Agreement, and that the work be coordinated with other Portland Harbor sediment investigations currently being pursued by the DEQ that involve more than 50 PRPs. While PGE does not believe that it is responsible for any contamination in Portland Harbor, PGE entered into the Voluntary Agreement and will conduct an initial set of investigatory activities. Subsequent investigations will almost certainly be required if any significant soil or groundwater contamination is discovered during the course of the initial investigation being conducted by PGE. Remedial activities, if any, that PGE may ultimately perform with respect to this matter will depend on the results of its investigations.

PGE does not expect this to have a material adverse impact on the financial condition or results of operations of the Company.

AIR/WATER QUALITY
PGE's operations, principally its fossil-fuel electric generation plants, are subject to the federal Clean Air Act (Act) and other federal regulatory requirements. State governments are also charged with monitoring and administering certain portions of the Act and are required to set guidelines that at least equal federal standards. Oregon has air quality standards that are more stringent than federal standards. The air pollutants addressed under the Act that primarily affect PGE are sulfur dioxide ("SO{2}"), nitrogen oxides ("NO{x}"), and particulate matter. PGE manages its emissions through burning low sulfur fuel, emission controls, emission monitoring and through good combustion controls.

The SO{2} emission allowances awarded under the Act, and those allowances expected to be awarded annually in the future, are sufficient to operate Boardman at a 60% to 67% capacity factor without having to further reduce emissions. In addition, the number of emission allowances are sufficient to operate Colstrip, which utilizes scrubbers. If necessary, PGE intends to acquire a relatively small number of additional allowances in order to meet excess capacity needs. PGE sold its share of Centralia to Avista Corp. as of December 31, 1999, so PGE is no longer a party in meeting the emission requirements for this plant. It is not yet known what impacts the federal Ozone Transport, Regional Haze, or PM{2.5} regulations may have on future plant operations, operating costs, or generating capacity.

Federal operating air permits, issued by the DEQ, have  been  obtained  for all of PGE's fossil fuel generating facilities, which includes its combustion turbine plants. Two of these air permits (for the Beaver and Boardman Plants) will require renewal applications due in July 2000. The current permits are in effect until the renewal process is completed.

ITEM 2.  PROPERTIES

PGE's principal plants and appurtenant generating facilities and storage reservoirs are situated on land owned by PGE in fee or land under the control of PGE pursuant to valid existing leases, federal or state licenses, easements, or other agreements. In some cases meters and transformers are located upon the premises of customers. The Indenture securing PGE's first mortgage bonds constitutes a direct first mortgage lien on substantially all utility property and franchises, other than expressly excepted property. The map below shows PGE's Oregon service territory and location of its generating facilities:

Generating facilities owned by PGE are set forth in the following table:

                                                 PGE NET
                                                    MW
FACILITY          LOCATION            FUEL       CAPABILITY
WHOLLY OWNED:
Faraday           Clackamas River     Hydro          44
North Fork        Clackamas River     Hydro          54
Oak Grove         Clackamas River     Hydro          44
River Mill        Clackamas River     Hydro          25
Pelton            Deschutes River     Hydro         108
Round Butte       Deschutes River     Hydro         300
Bull Run          Sandy River         Hydro          22
Sullivan          Willamette River    Hydro          16
Beaver            Clatskanie, OR      Gas/Oil       500
Coyote Springs    Boardman, OR        Gas/Oil       241
                                                                 PGE
JOINTLY OWNED:                                                 INTEREST
Boardman          Boardman, OR        Coal          348  @       65.0%
Colstrip 3 & 4    Colstrip, MT        Coal          296  @       20.0%
     Total                                        1,998

PGE holds licenses under the Federal Power Act for its hydroelectric generating plants, as well as licenses from the State of Oregon for all or portions of five of the plants. All of its licenses expire during the years 2001 to 2006. The FERC requires that a notice of intent to relicense these projects be filed approximately five years prior to expiration of the license.

PGE filed for relicensing of the Pelton Round Butte Project in December 1998 and in December 1999 reached a preliminary agreement that would result in shared ownership and control of the Project with the Confederated Tribes of Warm Springs over a proposed 50-year license period. PGE would remain as the operator of the Project.

PGE has reached a tentative agreement with the City of Portland, the State of Oregon, and the National Marine Fisheries Service to decommission the Bull Run Hydroelectric Project, removing the Marmot and Little Sandy Dams. The purpose of the agreement is to improve habitat for salmon, steelhead, and other fish protected by the Endangered Species Act in the Little Sandy/Bull Run watersheds. In November 1999, PGE filed with the FERC a "Notice of Intent Not to File Application for New License" when its existing federal license expires in November 2004. The regulatory approval process and dam decommissioning are expected to take approximately three years.

PGE is actively pursuing the renewal of all other licenses for its hydroelectric generating plants.

For further information see "Hydro Relicensing" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Following the 1993 Trojan closure, PGE was granted a possession-only license amendment by the NRC. In early 1996 PGE received NRC approval of its Trojan decommissioning plan. See Note 11, Trojan Nuclear Plant, in the Notes to the Financial Statements for further information.

LEASED PROPERTIES
PGE leases its headquarters complex in downtown Portland and the coal-handling facilities and certain railroad cars for Boardman.

ITEM 3.  LEGAL PROCEEDINGS


                                  UTILITY

CITIZENS' UTILITY BOARD OF OREGON V. PUBLIC UTILITY COMMISSION OF OREGON AND UTILITY REFORM PROJECT AND COLLEEN O'NEILL V. PUBLIC UTILITY COMMISSION OF OREGON, Marion County Oregon Circuit Court, the Court of Appeals of the State of Oregon, the Oregon Supreme Court.

The Citizens' Utility Board (CUB) appealed a 1994 ruling from the Marion County Circuit Court that upheld the order of the OPUC in its Declaratory Ruling proceeding (DR-10). In the DR-10 proceeding, PGE filed an Application with the OPUC requesting a Declaratory Ruling regarding recovery of the Trojan investment and decommissioning costs. On August 9, 1993 the OPUC issued the declaratory ruling. In its ruling, the OPUC agreed with an opinion issued by the Oregon Department of Justice (Attorney General) stating that under current law, the OPUC has authority to allow recovery of and a return on Trojan investment and future decommissioning costs.

In PGE's 1995 general rate case, the OPUC issued an order granting PGE full recovery of Trojan decommissioning costs and 87% of its remaining investment in the plant. The Utility Reform Project (URP) filed an appeal of the OPUC's order. URP alleged that the OPUC lacked authority to allow PGE to recover Trojan costs through its rates. The complaint sought to remand the case to the OPUC and have all costs related to Trojan immediately removed from PGE's rates.

The CUB also filed an appeal challenging the portion of the OPUC's order issued in PGE's 1995 general rate case that authorized PGE to recover a return on its remaining investment in Trojan. The CUB alleged that the OPUC's decision was not based upon evidence received in the rate case, is not supported by substantial evidence in the record of the case, was based on an erroneous interpretation of law and is outside the scope of the OPUC's discretion, and otherwise violates constitutional or statutory provisions. The CUB sought to have the order modified, vacated, set aside or reversed.

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

On August 26, 1998, PGE filed a Petition for Review with the Oregon Supreme Court, supported by amicus briefs filed by three other major utilities seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's return on its undepreciated investment in Trojan. The OPUC also filed such a petition for review.

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

Relying on the new legislation, on July 2, 1999, the Company requested the Oregon Supreme Court to vacate the June 24, 1998, adverse ruling of the Oregon Court of Appeals and affirm the validity of the OPUC's order allowing PGE to recover a return on its undepreciated investment in Trojan. The Utility Reform Project and the Citizens Utility Board, another party to the proceeding, opposed such request on the ground that an effort was underway to gather sufficient signatures to place on the ballot a referendum to negate the new legislation; such effort by the referendum's sponsors was successful and the referendum will appear on the November 2000 ballot. The Oregon Supreme Court has stated it will hold its review of the Court of Appeals decision in abeyance until after the election.

COLUMBIA  RIVER  PEOPLE'S  UTILITY  DISTRICT  V. PORTLAND GENERAL  ELECTRIC
COMPANY
On December 1, 1998, the Columbia River People's Utility District (CRPUD) filed an anti-trust complaint in Federal District Court that seeks to overturn a 1984 Judgment and Acquisition Agreement that confirmed PGE's exclusive right to serve Boise Cascade Corporation. The complaint seeks to declare as invalid and unenforceable a provision establishing the amount to be paid by CRPUD upon its condemnation of PGE facilities serving Boise Cascade; the complaint also seeks an injunction barring PGE from enforcing earlier agreements and judgments related to this matter. Attorney fees and costs were sought but no claim was made for monetary damages.

On March 24, 1999, the Court entered Summary Judgment in favor of PGE.

On April 21, 1999, CRPUD filed a Notice of Appeal, with briefing and oral argument to follow. A decision from the Ninth Circuit Court of Appeals may be rendered in 2000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

                                  PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


PGE is a wholly owned subsidiary of Enron, which owns all 42,758,877 shares of PGE's outstanding stock. Aggregate cash dividends declared on common stock were as follows (millions of dollars):

QUARTER        1999      1998
First         $ 20       $ -
Second          20        16
Third           20        16
Fourth          21        17

PGE is restricted, without prior OPUC approval, from making any dividend distributions to Enron that would reduce PGE's common equity capital below 48% of total capitalization.



ITEM 6.  SELECTED FINANCIAL DATA


                      FOR THE YEARS ENDED DECEMBER 31

                             1999     1998     1997     1996     1995
                                    (millions of dollars)
Operating Revenues          $1,378    $1,176   $1,416   $1,110   $  982
Net Operating Income           190       200      208      230      201
Net Income                     128       137      126      156       93{1}

Total Assets                $3,167    $3,162   $3,256   $3,398   $3,246
Long-Term Obligations{2}       763       876    1,038      963      931

NOTES TO THE TABLE ABOVE:
{1} Includes a loss of $50 million from regulatory disallowances.
{2} Includes long-term debt, preferred stock subject to mandatory redemption requirements, long-term capital lease obligations, and commercial paper to be refinanced.

ITEM  7.  MANAGEMENT'S  DISCUSSION   AND   ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                  GENERAL

1999 COMPARED TO 1998
Portland General Electric's net income for 1999 was $128 million compared to $137 million for 1998. Increased property, franchise, and income taxes, as well as a reduction from 1998's gains on the sale of Company land were primarily responsible for the decrease. These were partially offset by an increased margin on higher electricity sales and by reduced interest charges.

Retail revenues increased $103 million primarily due to higher energy sales resulting from both the addition of 15,000 new customers as well as the termination of 1998's Customer Choice pilot program which enabled participating customers to purchase their electricity from other energy service providers. Revenues from power delivery services to energy service providers totaled $21 million last year; termination of the pilot program in 1999 caused the decrease in Other operating revenues.

NET INCOME

       (Millions)

1999     128
1998     137
1997     126
1996     156
1995     93

Wholesale revenues increased $121 million (52%) due to both higher energy sales volume and prices. Increased energy sales resulted largely from sales in the wholesale market of excess power obtained to meet higher anticipated retail demand. Demand was lower than expected due to mild temperatures in 1999.

OPERATING REVENUES
(Millions)

          Retail      Wholesale
1999       1004         355
1998        901         234
1997        898         497
1996        906         194
1995        877          95

Purchased power and fuel costs increased $197 million (45%) due to higher prices for increased energy purchases. Higher regional power and gas market prices increased the cost of firm power purchases, resulting in a 25% increase in average power prices. Purchases were made to supply expected higher retail demand caused by weather volatility and customer growth, including the return of those customers participating in 1998's Customer Choice pilot program. Increased purchases also reflect PGE's ability to purchase power at a price more economical than generation. Company generation decreased from 37% to 32% of total power needs, primarily due to the economic displacement of gas powered generation, which declined about 21%. Coal and hydro generation approximated that of last year.

RETAIL ENERGY SALES

          Million MWh
1999        19.259
1998        18.736
1997        18.221
1996        17.559
1995        17.065

                       MEGAWATT-HOURS/VARIABLE POWER COSTS


                          Megawatt-Hours                 Average Variable
                           (thousands)                Power Cost (Mills/KWh)
                          1999         1998                1999    1998
Generation                10,515       10,854               9.8     8.6

Firm Purchases            18,897       16,595              23.2    17.3

Spot Purchases             3,712        2,180              19.7    23.6

  Total Send-Out          33,124       29,629             *19.5   *15.6
                                                (* includes wheeling costs)

Operating expenses (excluding purchased power and fuel, depreciation and taxes) increased $2 million, or less than 1%, as increased administrative and delivery system costs were largely offset by reduced generating plant expenses.

Depreciation and amortization expense increased $6 million (4%) primarily due to the effect of 1998's non-recurring $4 million gain on the sale of land formerly occupied by PGE's Western Division offices.

OPERATING EXPENSES
(Millions)

         DEPRECIATION          OPERATING COSTS        VARIABLE POWER
1999        155                      395                    638
1998        149                      386                    441
1997        155                      378                    675
1996        162                      410                    308
1995        135                      357                    294

Taxes other than income taxes increased $4 million (7%) primarily due to higher state property taxes, caused by increases in taxable values, and city franchise fees that increased with higher electricity sales. Income taxes increased $3 million (4%) primarily because of the reversal of pre-1981 tax benefits related to the depreciation of certain regulatory assets; this was partially offset by a small decrease in net taxable income for the year.

Interest  charges  decreased   $6  million  (8%)  due  to  a  reduction  in
outstanding debt.

1998 COMPARED TO 1997
Portland General Electric's net income for 1998 was $137 million compared to $126 million for 1997. Net income in 1997 included the effect of a $14 million non-recurring loss provision associated with non-utility property. PGE's operating performance reflected the addition of over 19,000 new customers in a growing service territory.

Retail revenues increased $3 million, as the effects of warmer winter weather and the move of about 8,700 customers to other energy service providers under PGE's Customer Choice pilot program largely offset the increase in customers served. Revenues from power delivery services to energy service providers totaled $20 million for the year and caused the increase in Other operating revenues.

Wholesale revenues decreased $263 million, or 53%, reflecting PGE's decision to limit wholesale activities to transactions related to the management of system power supplies and generation.

Purchased power and fuel costs decreased $234 million, or 35%, due almost entirely to reduced wholesale trading activity. A 52% decrease in energy purchases was offset somewhat by higher average prices (16.2 mills in 1997,
18.0 mills in 1998) caused largely by increased winter gas prices and tight market conditions in the southwestern United States. Company generation provided 37% of total power needs, up from 16% in 1997; coal and gas powered generation almost tripled with average production costs significantly less than the cost to purchase.

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

PGE maintains varying levels of short-term debt, primarily in the form of commercial paper, which serves as the primary form of daily liquidity. In 1999, monthly balances ranged from $124 million to $266 million. PGE has two committed borrowing facilities: a $200 million facility maturing in July 2000 and a $100 million facility maturing in August 2000. Both facilities are used as backup for PGE's commercial paper facility.

A significant portion of cash provided by operations comes from depreciation and amortization of utility plant, charges which are recovered in customer revenues but require no current period cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash.

Cash provided by operating activities totaled $236 million in 1999, compared to $265 million in 1998. The decrease is due primarily to a reduction from the amount received in 1998 from the Bonneville Power
Administration   under  terms  of  the  Residential  Exchange   Termination
agreement.

INVESTING ACTIVITIES consist primarily of improvements to PGE's distribution, transmission, and generation facilities, as well as energy efficiency program expenditures. Capital expenditures of $188 million in 1999 were primarily for the expansion and upgrade of PGE's distribution system and also include the $37 million purchase of previously leased combustion turbine generators at the Beaver generating plant. Capital expenditures are expected to approximate $180 million in 2000. Over the next few years, anticipated expenditures are expected to approximate current levels, with the majority of expenditures comprised of improvements to the Company's expanding distribution system to support both new and existing customers within PGE's service territory.

FINANCING ACTIVITIES provide supplemental cash for day-to-day operations and capital requirements as needed. PGE relies on commercial paper borrowings and cash from operations to manage its day-to-day financing requirements. In 1999, PGE repaid $113 million in long-term debt, including $94 million in matured First Mortgage Bonds, $9 million in other long-term debt, and the early redemption of $10 million in 7 3/4 % First Mortgage Bonds due in the year 2023, funded primarily through commercial paper borrowings. The Company also repaid $30 million ($32 million less $2 million prepaid interest) in policy loans on corporate owned life insurance.

During 1999, PGE's dividend payments totaled $83 million, consisting of common stock dividends of $81 million paid to its parent and $2 million in preferred stock dividends. In 1998, PGE's dividend payments totaled $51 million, consisting of common stock dividends of $49 million paid to its parent and $2 million in preferred stock dividends.

In April 1999, PGE filed a $200 million shelf registration statement with the Securities and Exchange Commission for the purpose of issuing long-term debt from time to time, as determined in light of market conditions and other factors, the proceeds from which will be used to refund fixed and variable rate securities, reduce commercial paper borrowings, and fund planned construction and other expenditures. Subject to the above factors, PGE expects to issue debt under this shelf filing in March 2000. In July 1999, PGE received approval from the Federal Energy Regulatory Commission to issue short-term debt, including commercial paper, credit facilities, and other evidences of indebtedness up to $350 million. This approval is effective for two years and replaces and supercedes PGE's prior approval from the FERC authorizing short-term borrowing of $250 million. On August 6, 1999, PGE entered into a $100 million revolving credit facility with two
commercial banks. This facility, combined with the Company's existing $200 million revolving credit facility, effectively increases the total committed credit for PGE to $300 million. These facilities are used primarily as backup for commercial paper and borrowings from commercial banks under uncommitted lines of credit.

In July 1999, Duff & Phelps Credit Rating Co. (DCR) assigned initial ratings to PGE's debt, with senior secured debt rated 'AA-', senior unsecured debt rated 'A+', preferred stock and junior subordinated debt rated 'A', and commercial paper rated 'D1'. Also in July, Moody's Investors Services (Moody's) changed PGE's rating outlook from 'stable' to 'positive'.

On November 8, 1999, in response to the announced purchase and sale agreement for PGE and uncertainties regarding the future status of certain OPUC stipulations that were agreed to in its 1997 merger with Enron, credit rating agencies reviewed their ratings of the Company. DCR placed the Company on Rating Watch--Uncertain, Moody's placed PGE's ratings on review for possible downgrade, and Standard and Poor's placed the ratings of the Company on CreditWatch with negative implications. On November 11, 1999, Moody's confirmed the Prime-1 short-term debt rating for commercial paper issued by PGE.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of December 31, 1999, PGE has the capability to issue preferred stock and additional First Mortgage Bonds in amounts sufficient to meet its capital requirements.

FINANCIAL AND OPERATING OUTLOOK

PORTLAND GENERAL ELECTRIC COMPANY - ELECTRIC UTILITY

PROPOSED ACQUISITION
On November 8, 1999, Enron announced that it had entered into a purchase and sale agreement to sell PGE to Sierra Pacific Resources (Sierra) for $2.1 billion, comprised of $2.02 billion in cash and the assumption of Enron's approximately $80 million merger payment obligation. The proposed transaction, which is subject to regulatory approval, is expected to close in late 2000. On January 18, 2000, Sierra filed with the OPUC an application to acquire PGE. On February 3, 2000, Sierra filed with the SEC an application to acquire PGE and also to become a registered public utility holding company.

REGULATION AND COMPETITION

STATE
The electric power industry continues to experience change. The impetus for this change is public, regulatory and governmental support for replacing the traditional cost-of-service regulatory framework with an open market competitive framework where customers have a choice of energy supplier. Federal laws and regulations now provide for open access to transmission systems and several states have adopted or are considering new regulations to allow open access for all energy suppliers.

In 1999, Oregon's governor signed into law deregulation legislation giving industrial and commercial customers of investor-owned utilities direct access to energy suppliers and residential customers access to a portfolio of rate options.

PGE recognizes that when a competitive marketplace exists, customers will make their energy purchasing decisions based upon many factors, including price, service and system reliability. To meet these competitive challenges, PGE is participating in restructuring processes that will determine the shape of future markets and is pursuing strategies that capitalize on its competitive position, including the development and delivery of innovative products and services. PGE continues to develop its competitive strategy as legislation, regulation and market opportunities continue to evolve.

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

Further legislation to restructure the electric industry, including retail choice, is under active consideration at the federal level. Congressional committee hearings on electricity restructuring are expected to continue, although there remains considerable uncertainty regarding their ultimate outcome.

In 1998, PGE filed an application with the FERC to increase its rates for transmission service, in accordance with the terms of FERC Order 888 requiring open-access transmission by public utilities. Revised rates were implemented on February 11, 1999, with final settlement and filing on March 1, 1999. PGE continues to formulate strategies to meet the challenges of wholesale competition.

RETAIL CUSTOMER GROWTH AND ENERGY SALES
During 1999, weather adjusted retail energy sales grew 2.1%. Commercial and manufacturing sales increased by 3.9% and 0.3% respectively. The addition of over 15,000 customers resulted in residential sales growth of 2.0%. PGE forecasts retail energy sales growth of approximately 3.5% in 2000 with the rebound in the manufacturing sector.

WHOLESALE SALES
The availability of electric generating capability in the Western U.S., the entrance of numerous wholesale marketers and brokers into the market, and open access transmission are contributing to increasing competitive pressure on the price of power. In addition, the development of financial markets, including the NYMEX electricity contract, has led to enhanced price discovery available for market participants, further adding to the downward pressure on wholesale prices and margins. During 1999, PGE's wholesale sales accounted for about 26% of total revenues and 40% of total energy sales. PGE will continue its participation in the wholesale marketplace in order to balance its supply of power to meet the needs of its retail customers, manage risk, and administer its current long-term wholesale contracts.

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

Though early forecasts indicate above-average water conditions for 2000, efforts to restore salmon runs on the Columbia and Snake rivers may somewhat reduce the amount of water available for generation, which could affect the availability and price of purchased power. Additional factors that could affect the availability and price of purchased power include weather conditions in the Northwest during winter months and in the Southwest during summer months, as well as the performance of major generating facilities in both regions.

During 1999, PGE generated approximately 32% of its total load requirement, compared to approximately 37% in 1998. Short-term and long-term purchases were utilized to meet the remaining load.

In February 1999, PGE elected to exercise its option to purchase the six combustion turbine generators at Beaver for their $37 million fair market value. The generators, previously operated under terms of a 25-year lease that expired in August 1999, produce a net output of approximately 500 MW in combined-cycle configuration.

RESTORATION OF SALMON RUNS - PGE continues to evaluate the impact of current and potential listings of salmon species for protection under the federal Endangered Species Act on its purchased power supply and the operation of its hydroelectric projects on the Deschutes, Sandy, Clackamas, and Willamette Rivers.

ASSET SALES
In November 1998, PGE signed an agreement to sell its 20% interest in coal-fired generating Units 3 and 4 of the Colstrip power plant to PP&L Global for $230.4 million, subject to approval of the OPUC. In late February 2000, the OPUC denied the Company's application to sell its interest in the plant. In September 1999, voters within four Columbia County cities approved annexation, and transfer of approximately 7,300 PGE customers, to two separate public utility districts. Upon OPUC approval, PGE would receive approximately $10 million in exchange for its service territory in these four cities. In December 1999, PGE sold its 2.5% interest in the Centralia Steam Electric Generating Plant to Avista Corp. for approximately $3.5 million; the Company has an agreement to purchase power from the plant during the first several months of 2000. In February 2000, PGE announced an agreement with the Confederated Tribes of the Warm Springs (Tribes) allowing the purchase of portions of the Pelton Round Butte hydroelectric project over a 50-year license period. PGE would remain as the operator of the project, which provides about 20% of the Company's power-generating capacity.

HYDRO RELICENSING
PGE HYDRO - PGE's eight hydroelectric plants provide economical generation and flexible load following capabilities; in 1999, they produced 2.8 million MWh of renewable energy, about 9% of PGE's total load. The plants operate under federal licenses, which will be up for renewal between the years 2001 and 2006.

Numerous meetings were conducted in 1999 in support of relicensing PGE's hydroelectric projects on the Clackamas, Sandy, and Willamette Rivers; licenses on these plants, with combined generating capacity of 203 MW, expire in 2004 and 2006. Should relicensing not be completed prior to the expiration of the original licenses, it is anticipated that PGE will be issued annual licenses at substantially identical terms and conditions until such time as final relicensing has been completed.

In May, PGE, with support of the City of Portland and state and federal agencies, decided to prepare a license surrender application for its 22-MW Bull Run Project on the Sandy River instead of continuing the process of preparing and filing a new operating license application. In November, PGE filed with the FERC a "Notice of Intent Not to File Application for New License", providing formal notice that it does not intend to relicense the Bull Run Project when its existing federal license expires in November 2004. Uncertainty in upcoming relicensing, mitigation, and operating and maintenance costs were key factors in deciding to retire the Bull Run Project.

PGE continued the relicensing process for its 408-MW Pelton Round Butte Project throughout 1999, filing a final license application in December. The Confederated Tribes of Warm Springs, currently the licensee for a powerhouse located at a reregulating dam within the project, also proceeded with their competing relicensing process for the entire project and submitted a final license application. As a result of ongoing discussions in 1998 and 1999, PGE and the Tribes reached a preliminary agreement that would result in shared ownership and control of the project, which provides about 20% of the Company's power-generating capacity.

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

For further information regarding the power purchase contracts  on the mid-
Columbia   dams,   including   Priest  Rapids  and  Wanapum,  see  Note  7,
Commitments, in the Notes to Financial Statements.

NUCLEAR DECOMMISSIONING
PGE currently estimates the total cost to decommission Trojan at $339 million (nominal dollars), with approximately $114 million expended through 1999. The total estimate assumes that the majority of decommissioning activities will be completed after the spent fuel has been transferred to a temporary dry spent fuel storage facility in 2002. The plan anticipates final site restoration activities will begin in 2018 after PGE completes shipment of spent fuel to a USDOE facility (see Note 11, Trojan Nuclear Plant, in the Notes to Financial Statements, for further discussion of the decommissioning plan).

In 1999, PGE made significant progress in decommissioning Trojan. In August, PGE shipped the Trojan reactor vessel as a single package, called the Reactor Vessel and Internals Removal Project, to be disposed of at the Hanford Nuclear Reservation. This precedent-setting project saved several million dollars compared to the conventional segmentation approach.

PGE expects remaining transition activities to be extended through 2002 due to the continuing delay of the Independent Spent Fuel Storage Installation project. Transition activities are comprised of operating and maintaining the spent fuel pool and securing the plant until fuel is transferred to dry storage. PGE anticipates total 2000 decommissioning costs of approximately $42 million, compared to about $41 million in 1999.

These efforts position PGE to safely dispose of all radiological hazards, other than spent nuclear fuel, on the Trojan site and to initiate a final radiation survey to prove these hazards are no longer present. Decommissioning is proceeding within approved cost estimates.

YEAR 2000
A Year 2000 problem was anticipated which could have resulted from the use in computer hardware and software of two digits rather than four digits to define the applicable year. The use of two digits was a common practice for decades when computer storage and processing was much more expensive than today. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. For example, computer programs that have date-sensitive features may recognize a date represented by "00" as the year 1900 instead of 2000.PGE estimates total expenditures related to Year 2000 issues will approximate $20-22 million, about 90% of which has been spent to date. Pursuant to an April 1999 accounting order from the OPUC, PGE has capitalized approximately $10 million of incremental Year 2000 costs, which will be amortized over a 5-year period beginning January 1, 2000. The order defers to a future proceeding whether PGE will be allowed to recover the balance of any unamortized costs in rates.

PGE's efforts related to Year 2000 issues resulted in several company-wide system improvements that will benefit the Company and its customers in the
future.   These include an automated phone system
capable of handling three
times the number of phone calls as the older system, an upgrade Energy Management System, desktop computer upgrades that incorporate newest technologies, replacement of meter reading equipment, creation of contingency plans that can be used in the event of natural disasters, and a system of satellite phones for emergency communication between generating plants, load dispatchers, power marketing and substation operations.

The year 2000 problem has caused no material disruption to PGE's mission-critical facilities or operations. PGE will remain vigilant for Year 2000 related problems that may yet occur, due to hidden defects in computer hardware or software at PGE or PGE's mission-critical external entities. PGE anticipates that the Year 2000 problem will not create material disruptions to its mission-critical facilities or operations, and will not create future material costs.

NEW ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133, as of the beginning of any fiscal quarter after issuance; however, the statement cannot be applied retroactively. PGE does not plan to adopt SFAS No. 133 early and believes that the statement will not have a material impact on its accounting for price risk management activities or physical based contracts.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although PGE believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include political developments affecting federal and state regulatory agencies, the pace of electric industry deregulation in Oregon and in the United States, environmental regulations, changes in the cost of power, adverse weather conditions, and the effects of the Year 2000 date change during the periods covered by the forward-looking statements.

ITEM  7A. QUANTITATIVE AND QUALITATIVE  DISCLOSURES  ABOUT  MARKET
          RISK

The Company is exposed to market risk arising from the need to purchase fuel for its generating units (both natural gas and coal) as well as the purchase of power to meet the needs of its retail customers. This price and location risk is mitigated by PGE's use of swaps, futures and options. The use of these instruments during the year and their estimated fair values at December 31, 1999 and 1998 were not material.

In 1998, PGE entered into an interest rate swap agreement to manage interest rate exposure and cancelled these swap agreements in 1999 with an immaterial gain.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


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

PGE assessed its internal control system as of December 31, 1999, 1998 and 1997, relative to current standards of control criteria. Based upon this assessment, management believes that its system of internal controls was adequate during the periods to provide reasonable assurance as to the reliability of financial statements and the protection of assets against unauthorized acquisition, use or disposition.

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

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To  the  Board of Directors and Shareholders of Portland  General  Electric
Company:

We have examined management's assertion that the system of internal control of Portland General Electric Company and its subsidiaries as of December 31, 1999, 1998 and 1997, was adequate to provide reasonable assurance as to the reliability of financial statements and the protection of assets against unauthorized acquisition, use or disposition, included in the accompanying report on Management's Responsibility for Financial Reporting. Management is responsible for maintaining effective internal control over the reliability of the financial statements and the protection of assets against unauthorized acquisition, use or disposition. Our responsibility is to express an opinion on management's assertion based on our examination.

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

In our opinion, management's assertion that the system of internal control of Portland General Electric Company and its subsidiaries as of December 31, 1999, 1998, and 1997 was adequate to provide reasonable assurance as to the reliability of financial statements and the protection of assets against unauthorized acquisition, use or disposition is fairly stated, in all material respects, based upon current standards of control criteria.



                                                        Arthur Andersen LLP

Portland, Oregon
February 29, 2000

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To  the  Board  of  Directors and Shareholders of Portland General Electric
Company:

We have audited the accompanying consolidated balance sheets of Portland General Electric Company (an Oregon corporation), and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flow for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portland General Electric Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                        Arthur Andersen LLP

Portland, Oregon
February 29, 2000

            PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31          1999        1998         1997
                                             (MILLIONS  OF DOLLARS)

OPERATING REVENUES                   $  1,378    $  1,176     $  1,416

OPERATING EXPENSES
  Purchased power and fuel                638         441          675
  Production and distribution             135         134          132
  Administrative and other                115         114          107
  Depreciation and amortization           155         149          155
  Taxes other than income taxes            61          57           56
  Income taxes                             84          81           83
                                        1,188         976        1,208

NET OPERATING INCOME                      190         200          208

OTHER INCOME (DEDUCTIONS)
  Miscellaneous                            13          13          (21)
  Income taxes                             (6)         (1)          13
                                            7          12           (8)
INTEREST CHARGES
  Interest on long-term debt and           61          68           69
  other
  Interest on short-term borrowings         8           7            5
                                           69          75           74

NET INCOME                                128         137          126

PREFERRED DIVIDEND REQUIREMENT              2           2            2

INCOME AVAILABLE FOR COMMON STOCK    $    126    $    135     $    124


                  PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

FOR THE YEARS ENDED DECEMBER 31          1999        1998         1997
                                             (MILLIONS OF DOLLARS)

BALANCE AT BEGINNING OF YEAR         $    356    $    270     $    292
NET INCOME                                128         137          126
MISCELLANEOUS                               -           -           (2)
                                          484         407          416
DIVIDENDS DECLARED
        Common stock - cash                81          49           47
        Common stock - property             -           -           97
        Preferred stock                     2           2            2
                                           83          51          146
BALANCE AT END OF YEAR               $    401    $    356     $    270

The accompanying notes are an integral part of these consolidated financial statements.

            PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31                                       1999            1998
                                                    (MILLIONS OF DOLLARS)

                             ASSETS

ELECTRIC UTILITY PLANT - ORIGINAL COST
  Utility plant (includes Construction work
    in progress of $44 and $35)                   $ 3,295         $ 3,182
  Accumulated depreciation                         (1,430)         (1,363)
                                                    1,865           1,819
OTHER PROPERTY AND INVESTMENTS
  Contract termination receivable                      85              95
  Receivable from parent                               89              97
  Nuclear decommissioning trust, at market
    value                                              42              72
  Corporate owned life isurance, less loans
    of $0 and $32                                      85              63
  Miscellaneous                                        17              15
                                                      318             342

CURRENT ASSETS
  Cash and cash equivalents                             -               4
  Accounts and notes receivable                       140             135
  Unbilled and accrued revenues                        49              45
  Inventories, at average cost                         37              28
  Prepayments and other                                41              31
                                                      267             243
DEFERRED CHARGES
  Unamortized regulatory assets                       691             731
  Miscellaneous                                        26              27
                                                      717             758
                                                  $ 3,167         $ 3,162

                        CAPITALIZATION AND LIABILITIES
CAPITALIZATION
   Common stock equity
     Common stock, $3.75 par value per
      share, 100,000,000 shares
      authorized, 42,758,877 shares
      outstanding                                 $   160         $   160
      Other paid-in capital - net                     480             480
      Retained earnings                               401             356
   Cumulative preferred stock
      Subject to mandatory redemption                  30              30
   Long-term obligations                              701             744
                                                    1,772           1,770
CURRENT LIABILITIES
   Long-term debt due within one year                  32             102
   Short-term borrowings                              266             105
   Accounts payable and other accruals                167             145
   Accrued interest                                    11              11
   Dividends payable                                    1               1
   Accrued taxes                                       12              35
                                                      489             399

OTHER
   Deferred income taxes                              351             351
   Deferred investment tax credits                     36              39
   Trojan decommissioning and transition costs        234             274
   Unamortized regulatory liabilities                 197             237
   Miscellaneous                                       88              92
                                                      906             993
                                                  $ 3,167         $ 3,162

The accompanying notes are an integral part of these consolidated financial statements.

            PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW


FOR THE YEARS ENDED DECEMBER 31                 1999        1998       1997
                                                   (MILLIONS  OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Reconciliation of net income to net cash
 provided by (used in) operating activities
   Net income                                $   128     $   137    $   126
   Non-cash items included in net income:
     Depreciation and amortization               155         149        155
     Deferred income taxes and investment
       tax credit                                 (3)         (5)       (58)
     Other non-cash expenses                      24           -         24
   Changes in working capital:
     (Increase) decrease in receivables           (9)         (8)        27
     Increase (decrease) in payables              (1)        (50)        51
     Other working capital items - net           (18)         (1)        (1)
   Other -  net                                  (16)         43         35
NET CASH PROVIDED BY OPERATING ACTIVITIES:       236         265        359

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         (188)       (144)      (180)
   Other - net                                    14          (4)       (28)
NET CASH USED IN INVESTING ACTIVITIES           (174)       (148)      (208)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt                  (113)       (214)      (115)
   Issuance of long-term debt and
    commercial paper                             161         148          8
   Dividends paid                                (83)        (51)       (65)
   Repayment of loans on corporate
    owned life insurance                         (32)          -          -
   Other - net                                     1           1          5
                                                 (66)       (116)      (167)
NET CASH USED IN FINANCING ACTIVITIES:
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                             (4)          1        (16)
CASH AND CASH EQUIVALENTS,
 THE BEGINNING OF YEAR                             4           3         19
CASH AND CASH EQUIVALENTS,
 END OF YEAR                                  $    -     $     4    $     3

Supplemental disclosures of cash flow
 information
   Cash paid during the year:
     Interest, net of amounts capitalized     $   60     $    63    $    71
  Income taxes                                   139         133         96

The accompanying notes are an integral part of these consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL
STATEMENTS


NATURE OF OPERATIONS
On July 1, 1997 Portland General Corporation (PGC), the former parent of PGE, merged with Enron Corp. (Enron) with Enron continuing in existence as the surviving corporation. PGE is currently a wholly owned subsidiary of Enron and subject to control by the Board of Directors of Enron. PGE is engaged in the generation, purchase, transmission, distribution, and sale of electricity in the State of Oregon. PGE also sells energy to wholesale customers, predominately utilities, marketers and brokers throughout the western United States. PGE's Oregon service area is 3,170 square miles, including 54 incorporated cities, of which Portland and Salem are the largest, within a state-approved service area allocation of 4,070 square miles. At the end of 1999, PGE's service area population was approximately
1.5 million, comprising about 44% of the state's population and serving approximately 719,000 customers.

On November 8, 1999, Enron announced that it had entered into a purchase and sale agreement to sell PGE to Sierra Pacific Resources (Sierra) for $2.1 billion, comprised of $2.02 billion in cash and the assumption of Enron's approximately $80 million merger payment obligation. The proposed transaction, which is subject to regulatory approval, is expected to close in late 2000.

On January 18, 2000, Sierra filed with the OPUC an application to acquire PGE. On February 3, 2000, Sierra filed with the SEC an application to acquire PGE and also to become a registered public utility holding company.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION PRINCIPLES
The consolidated financial statements include the accounts of PGE and its majority-owned subsidiaries. Intercompany balances and transactions have been eliminated.

BASIS OF ACCOUNTING
PGE and its subsidiaries' financial statements conform to accounting principles generally accepted in the United States. In addition, PGE's accounting policies are in accordance with the requirements and the rate making practices of regulatory authorities having jurisdiction. PGE's consolidated financial statements do not reflect an allocation of the purchase price that was recorded by Enron as a result of the PGC merger.

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

PURCHASED POWER
PGE credits purchased power costs for the benefits received through a power purchase and sale contract with the BPA. Reductions in purchased power costs that result from this exchange are passed directly to PGE's residential and small farm customers in the form of lower prices. PGE and the BPA reached a new agreement in September 1998, which will continue to provide benefits to PGE's residential and small farm customers through at least June 30, 2001.

DEPRECIATION
PGE's depreciation is computed on the straight-line method based on the estimated average service lives of the various classes of plant in service. Depreciation expense as a percent of the related average depreciable plant in service was approximately 4.2% in 1999 and 4.3% in 1998 and 1997.

The cost of renewal and replacement of property units is charged to plant, while repairs and maintenance costs are charged to expense as incurred. The cost of utility property units retired, other than land, is charged to accumulated depreciation.

PGE exercised its option to purchase six leased combustion turbine generators at the Beaver generating plant for approximately $37 million at the August 1999 termination of the lease. No gain or loss was recognized on this transaction.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC)
AFDC represents the pre tax cost of borrowed funds used for construction purposes and a reasonable rate for equity funds. AFDC is capitalized as part of the cost of plant and is credited to income but does not represent current cash earnings. The average rate used by PGE was 5.3%.

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

REGULATORY ASSETS AND LIABILITIES
The Company is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". When the requirements of SFAS No. 71 are met, PGE defers certain costs, which would otherwise be charged to expense if it is probable that future prices will permit recovery of such costs. In addition, PGE defers certain revenues, gains, or cost reductions which would normally be reflected in income but through the rate making process ultimately will be refunded to customers. Regulatory assets and liabilities reflected as deferred charges and other liabilities in the financial statements are amortized over the period in which they are included in billings to customers.

Amounts in the Consolidated Balance Sheets as of December 31 relate to the following:


                                                     1999         1998
                                                   (millions of dollars)
Unamortized regulatory assets:
  Trojan-related                                     $398         $438
  Income taxes recoverable                            165          165
  Debt reacquisition costs                             23           25
  Conservation investments - secured                   61           64
  Energy efficiency programs                           22           21
  Miscellaneous                                        22           18
                 Total                               $691         $731
Unamortized regulatory liabilities:
  Deferred gain on SCE termination                   $ 81         $ 92
  Merger payment obligation                            88           96
  Miscellaneous                                        28           49
                 Total                               $197         $237

As of December 31, 1999, a majority of the Company's regulatory assets and liabilities are being reflected in rates charged to customers. Based on rates in place at year-end 1999, the Company estimates that it will collect substantially all of its regulatory assets within the next 12 years.

CONSERVATION INVESTMENTS - SECURED - In 1996, $81 million of PGE's energy efficiency investment was designated as Bondable Conservation Investment upon PGE's issuance of 10-year 6.91% Conservation Bonds collateralized by OPUC-assured future revenues. These bonds provide savings to customers while granting PGE immediate recovery of its prior energy efficiency program expenditures. Revenues collected from customers fund the debt service obligation on the conservation bonds. At December 31, 1999, the outstanding balance on the bonds was $61 million.

DEFERRED GAIN ON SOUTHERN CALIFORNIA EDISON COMPANY (SCE) TERMINATION - In 1996, PGE and SCE entered into a termination agreement for the Power Sales Agreement between the two companies. The agreement requires that SCE pay PGE $141 million over 6 years ($15 million per year in 1997 through 1999 and $32 million per year in 2000 through 2002). The gain is being recognized in income consistent with current rate making treatment.

MERGER PAYMENT OBLIGATION - Pursuant to the Enron/PGC merger agreement, PGE customers are guaranteed $105 million in compensation and benefits, payable over an eight-year period, in the form of reduced prices. These benefits are being paid by Enron, received by PGE, and passed on to PGE's retail customers.

NOTE 2 - EMPLOYEE BENEFITS

PENSION AND OTHER POST-RETIREMENT PLANS
PGE participates in a non-contributory defined benefit  pension  plan  (the
Plan) with other affiliated companies. Substantially all of the plan members are current or former PGE employees. The plan's assets are held in a trust.

PGE also participates in non-contributory post-retirement health and life insurance plans ("Other Benefits" below). Employees are covered under a Defined Dollar Medical Benefit Plan which limits PGE's obligation by establishing a maximum contribution per employee. Contributions are made to a voluntary employee's beneficiary association to fund these plans.

The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of plans' assets, a statement of the
funded  status,  and  components  of  net  periodic   pension  expense  (in
millions):
                                  PENSION BENEFITS           OTHER BENEFITS
                                 1999           1998        1999        1998

RECONCILIATION OF BENEFIT
 OBLIGATION:
Obligation at January 1          $284           $254       $  29       $  26
Service cost                        8              7           1           0
Interest cost                      20             18           2           2
Plan amendments                     6              -           -           -
Curtailments(a)                    (8)             -           -           -
Participants' contributions         -              -           -           1
Actuarial loss (gain)             (25)            18          (1)          2
Benefit payments                  (18)           (13)         (2)         (2)
Obligation at December 31        $267           $284       $  29       $  29

RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets
  at January 1                   $401           $375       $  33       $  32
Actual return on plan assets       55             38           3           1
Participants' contributions         -              -           1           1
Company contributions               1              1           -           1
Benefit payments                  (18)           (13)         (2)         (2)
Fair value of plan assets at
  December 31                    $439           $401       $  35       $  33

FUNDED STATUS:
Funded status at December 31     $172           $117        $  6       $  4
Unrecognized transition (asset)    (9)           (11)          4          4
Unrecognized prior service cost    13             11           2          2
Unrecognized gain                (162)          (117)        (13)       (10)
Prepaid Pension Cost            $  14           $  0        $ (1)      $  0

ASSUMPTIONS:
Discount rate used to calculate
  benefit obligation             7.75%          6.75%       7.75%      6.75%
Rate of increase in future
  compensation levels       4.0 - 9.5%       4.0-9.5%    4.0-9.5%   4.0-9.5%
Long-term rate of return
  on assets                      9.00%          9.00%       9.50%      9.50%

COMPONENTS OF NET PERIODIC PENSION EXPENSE:
Service cost                   $    8          $    7     $    1     $    1
Interest cost  on benefit
  obligation                       20              18          2          2
Expected return on plan assets    (31)            (28)        (2)        (2)
Amortization of transition asset   (2)             (2)         -          -
Amortization of prior service
  cost                              1               1          -          -
Recognized gain                    (3)             (3)        (1)        (1)
Effect of curtailment(a)           (5)              -          -          -
Net periodic pension
  (benefit)                    $  (12)         $   (7)    $    0     $    0

(a). Represents one-time nonrecurring event associated with certain union employees ceasing participation in the pension plan as a result of union negotiations.

Included in the above Pension Benefits amounts are the unfunded obligations for the supplemental executive retirement plan. At December 31, 1999 and 1998, respectively, the projected benefit obligation for this plan was $12 million and $13 million.

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease .5% per year to 5.0% in 2010 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in millions):

                                        1-Percentage          1-Percentage
                                            POINT                 POINT
                                          INCREASE              DECREASE
Effect  on  total  of service and
 interest cost components                   $0.1                 $(0.1)
Effect on post-retirement benefit
 obligation                                 $0.8                 $(0.8)


DEFERRED COMPENSATION
PGE  provides  certain employees with benefits under an unfunded Management
Deferred Compensation  Plan  (MDCP).   Obligations  for  the  MDCP were $34
million and $29 million at December 31, 1999 and 1998, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN
PGE participated in the PGH Retirement Savings Plan through June 30, 1999. On July 1, 1999, the plan merged into the Enron Savings Plan and PGE continued participation. The successor plan includes an Employee Stock Ownership Plan (ESOP). One-half of employee contributions up to 6% of base pay are matched by employer contributions in the form of Enron common stock.

ALL EMPLOYEE STOCK OPTION PLAN
Enron stock options were granted to PGE employees on December 31, 1997. The options were granted at the fair value of the stock at the date of the grant. One-third of the options vested in 1998, one-third vested in 1999, and one-third will vest in 2000. PGE pays Enron the estimated value of the shares vesting each year. The fair value of shares that vested in 1999 and 1998 were $4 million and $5 million, respectively. It is estimated that shares valued at $4 million will vest in 2000. The value is calculated using the Black-Scholes option-pricing model.

NOTE 3 - INCOME TAXES

The following table shows the detail of taxes on income and the items used in computing the differences between the statutory federal income tax rate and PGE's effective tax rate (millions of dollars):

                                            1999       1998       1997
Income Tax Expense
  Currently payable
    Federal                                $  78      $  75       $114
    State and local                           16         13         14
                                              94         88        128
Deferred income taxes
    Federal                                   (1)        (1)       (45)
    State and local                            2         (1)        (9)
                                               1         (2)       (54)

Investment tax credit adjustments             (4)        (4)        (4)

                                           $  91      $  82      $  70

Provision Allocated to:
   Operations                              $  84      $  81      $  83
   Other income and deductions                 7          1        (13)

                                           $  91      $  82      $  70
Effective Tax Rate Computation:
Computed tax based on statutory federal
income tax ratesapplied to income before
income taxes                               $  77      $  77      $  69
Flow through depreciation                      7          4          6
State and local taxes - net                   11          7         13
State of Oregon refund                         -          -         (9)
Investment tax credits                        (4)        (4)        (4)

Excess deferred tax                           (1)        (1)        (1)

Other                                          1         (1)        (4)
                                           $  91      $  82      $  70

Effective tax rate                          41.5%      37.5%      35.7%

As of December 31, 1999 and 1998, the significant components of PGE's deferred income tax assets and liabilities were as follows (millions of dollars):

                                   1999       1998
DEFERRED TAX ASSETS
Depreciation and amortization     $  24      $  27
SCE termination payment              36         42
Other regulatory liabilities         15         14
Employee fringe benefits             15         15
Other                                 5          4
                                     95        102

DEFERRED TAX LIABILITIES
Depreciation and amortization     $(356)     $(378)
Price risk management                (9)        (9)
Trojan abandonment                  (55)       (56)
Other regulatory assets             (16)        (3)
Other                               (10)        (7)
                                   (446)      (453)
Total                             $(351)     $(351)

PGE has recorded deferred tax assets and liabilities for all temporary differences between the financial statement basis and tax basis of assets and liabilities.

NOTE 4 - COMMON AND PREFERRED STOCK



                      COMMON STOCK CUMULATIVE PREFERRED

                          NUMBER    $3.75 PAR   NUMBER    NO- PAR   PAID-IN
(millions of dollars     OF SHARES    VALUE    OF SHARES   VALUE    CAPITAL
except share amounts)

December 31, 1997       42,758,877     $160     300,000      $30     $480

December 31, 1998       42,758,877      160     300,000       30      480

December 31, 1999       42,758,877      160     300,000       30      480

CUMULATIVE PREFERRED STOCK
PGE has authorized 30 million shares of cumulative preferred stock, no par value; there are 300,000 shares of the 7.75% series outstanding. The 7.75% series preferred stock has an annual sinking fund requirement, which requires the redemption of 15,000 shares at $100 per share beginning in 2002. At its option, PGE may redeem, through the sinking fund, an
additional   15,000  shares  each  year.  All  remaining  shares  shall  be mandatorily redeemed by sinking fund in 2007. This series is only redeemable by operation of the sinking fund.

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

NOTE 5 - CREDIT FACILITIES AND DEBT

At December 31, 1999, PGE had committed lines of credit totaling $300 million. Credit lines of $200 million, with an annual fee of 0.10%, expire in July 2000; credit lines of $100 million, with an annual fee of 0.125%, expire in August 2000. These lines of credit, which do not require compensating cash balances, are used primarily as backup for both commercial paper and borrowings from commercial banks under uncommitted lines of credit.

Unused committed lines of credit must be at least equal to the amount of PGE's commercial paper outstanding. Commercial paper and lines of credit borrowings are at rates reflecting current market conditions.

Short-term borrowings and related interest rates were as follows:

                                                1999         1998
                                              (millions of dollars)
AS OF YEAR-END
  Aggregate short-term debt outstanding
    Commercial paper                            $266         $105
  Weighted average interest rate*
    Commercial paper                             6.1%         5.2%

    Committed lines of credit                   $300         $200

FOR THE YEAR ENDED:
  Average daily amounts of short-term
    debt outstanding
    Commercial paper                            $162         $113
  Weighted daily average interest rate*
    Commercial paper                             5.5%         5.4%
  Maximum amount outstanding during the year    $266         $144

* Interest rates exclude the effect of commitment fees, facility fees and other financing fees.

The Indenture securing PGE's First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility property and franchises, other than expressly excepted property.


Schedule of long-term debt at December 31            1999         1998
                                                   (millions of dollars)
First Mortgage Bonds
  Maturing 1999 - 2004  6.47% - 8.88%             $   170      $   219
  Maturing 2005 - 2008 7.15% - 9.07%                   68          113
  Maturing 2021 - 2023  7.75% - 9.46%                 160          170
                                                      398          502
Pollution Control Bonds

 Port of Morrow, Oregon, variable rate,
 due 2013 &  2031 (Average rate 3.4% for
  1999, 3.5% for 1998)                                  6            6
 Port of Morrow, Oregon, variable rate,
   due 2031 & 2033 (4.60%  fixed  rate to 2003)         23           23
 City of Forsyth, Montana, variable rate, due
  2033 (4.60%-4.75% fixed rate to 2003)                119          119
 Port of St. Helens, Oregon, variable  rate  due
  2010 & 2014 (4.80%  - 5.25% fixed rate to 2003)       47           47
 Port of St. Helens, Oregon, due 2014 (7.13%
  fixed rate)                                            5            5
                                                       200          200

Other
  8.25% Junior Subordinated Deferrable Interest
   Debentures, due December 31, 2035                    75           75
  6.91% Conservation Bonds maturing monthly to 2006     61           68
  Capital lease obligations                              -            1
  Unamortized debt discounts                            (1)           -
                                                       135          143
                                                       733          846

 Long-term debt due within one year                    (32)        (102)
 Total long-term debt                              $   701      $   744

The following principal amounts of long-term debt (excluding commercial paper) become due through regular maturities (millions of dollars):

                                2000     2001    2002    2003    2004
  Maturities:
    PGE                          $32      $53     $23     $49     $55

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

INTEREST RATE SWAPS - At December 31, 1998, PGE had entered into interest rate swap agreements with a notional principal amount of $142 million to manage interest rate exposure. In March 1999, PGE cancelled these agreements; the amount received at cancellation was not material.

The estimated fair values of debt and equity instruments are as follows (millions of dollars):

                                                   1999             1998
                                              Carrying Fair     Carrying Fair
                                               Amount  Value     Amount  Value
Preferred stock subject to mandatory
redemption                                    $ 30     $ 32      $ 30    $ 35

Long-term debt including
  current maturities                          $734     $714      $845    $892

Interest rate swaps in net
receivable position                           $  -     $  -      $  -    $  1

NOTE 7 - COMMITMENTS

NATURAL GAS AGREEMENTS
PGE has long-term agreements for transmission of natural gas from domestic and Canadian sources to natural gas-fired generating facilities. The agreements provide firm pipeline capacity. Under the terms of these agreements, PGE is committed to paying capacity charges of approximately $15 million annually in 2000 through 2004 and $107 million over the remaining years of the contracts. PGE's capacity payments amounted to $16 million in 1999 and 1998, and $16 million in 1997. These contracts expire at varying dates from 2001 to 2015. PGE has the right to assign unused capacity to other parties.

PURCHASE COMMITMENTS
Certain commitments have been made related to capital expenditures planned for 2000. Obligations related to these expenditures totaled $8 million as of December 31, 1999. Cancellation of these purchase agreements could result in cancellation charges. In addition, PGE is committed to its hydro relicensing efforts, and has certain obligations related to these projects.

PURCHASED POWER
PGE has long-term power purchase contracts with certain public utility districts in the state of Washington and with the City of Portland, Oregon. PGE is required to pay its proportionate share of the operating and debt service costs of the hydro projects whether or not they are operable.

Selected information is summarized as follows (millions of dollars):


                         ROCKY   PRIEST                          PORTLAND
                         REACH   RAPIDS    WANAPUM     WELLS     HYDRO
Revenue bonds
 outstanding at
 December 31, 1999       $229    $169       $186        $183      $  33

PGE's current share of:
  Output                 12.0%   13.9%      18.7%       20.3%       100%

Net capability
(megawatts)               154     131        194         171         36

Annual cost, including debt service:
 1999                    $  6    $  4       $  6        $  6       $  4
 1998                       6       4          6           6          4
 1997                       7       3          4           6          4
Contract expiration
  date                   2011    2005       2009        2018       2017

PGE's share of debt service costs, excluding interest, will be approximately $6 million for 2000, $7 million for 2001 through 2002, $8 million for 2003, and $7 million for 2004. The minimum payments through the remainder of the contracts are estimated to total $66 million.

PGE has entered into long-term contracts to purchase power from other utilities in the region. These contracts will require fixed payments of up to $20 million in 2000 and $19 million in 2001 through 2003. After that date, capacity contract charges will average $19 million annually until 2016. Long-term contract payments amounted to $22 million in 1999, $22 million in 1998, and $23 million in 1997.

LEASES
PGE has operating lease arrangements for its headquarters complex, coal-handling facilities and certain railroad cars for Boardman. PGE's aggregate rental payments charged to expense totaled $24 million in 1999, $23 million in 1998, and $24 million in 1997.

Future minimum lease payments under non-cancelable leases are as follows (millions of dollars):


           YEAR ENDING           OPERATING LEASES
           DECEMBER 31       (NET OF SUBLEASE RENTALS)
              2000                    $ 20
              2001                      20
              2002                      10
              2003                      10
              2004                      10
         Remainder                     157
         Total                        $227

Included in the future minimum operating lease payments schedule above is approximately $109 million for PGE's headquarters complex.

NOTE 8 - PROPERTY DIVIDEND

During 1997, PGE transferred its rights and certain obligations under the WNP-3 Settlement Exchange Agreement (WSA) and the long-term power sale agreement with the Western Area Power Administration (WAPA) to Enron in the form of a special non-cash dividend.


NOTE 9 - JOINTLY OWNED PLANT

At December 31, 1999, PGE had the following investments in jointly owned generating plants (millions of dollars):

                               MW          PGE %      PLANT        ACCUMULATED
FACILITY   LOCATION     FUEL   CAPACITY    INTEREST   IN SERVICE   DEPRECIATION
Boardman   Boardman,OR  Coal     561        65.0      $381         $221
Colstrip
 3&4       Colstrip,MT  Coal   1,556        20.0       455          250

The dollar amounts in the table above represent PGE's share of each jointly owned plant. Each participant in the above generating plants has provided its own financing. PGE's share of the direct expenses of these plants is included in the corresponding operating expenses on PGE's consolidated income statements.

NOTE 10 - LEGAL MATTERS

TROJAN INVESTMENT RECOVERY - On June 24, 1998, the Oregon Court of Appeals ruled that the OPUC does not have the authority to allow PGE to recover a rate of return on its undepreciated investment in the Trojan generating facility. The court upheld the OPUC's authorization of PGE's recovery of its undepreciated investment in Trojan.

The Court of Appeals decision was a result of combined appeals from earlier circuit court rulings. In April 1996, a Marion County Circuit Court judge ruled that the OPUC could not authorize PGE to collect a return on its undepreciated investment in Trojan, contradicting a November 1994 ruling from the same court upholding the OPUC's authority. The 1996 ruling was the result of an appeal of PGE's 1995 general rate order, which granted PGE recovery of, and a return on, 87% of its remaining investment in Trojan.

On August 26, 1998, PGE and the OPUC filed a petition for review with the Oregon Supreme Court, supported by amicus briefs filed by three other major utilities seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's return on its undepreciated investment in Trojan

Also on August 26, 1998, the Utility Reform Project filed a petition for review with the Oregon Supreme Court seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's recovery of its undepreciated investment in Trojan.

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

Relying on the new legislation, on July 2, 1999, the Company requested the Oregon Supreme Court to vacate the June 24, 1998, adverse ruling of the Oregon Court of Appeals and affirm the validity of the OPUC's order allowing PGE to recover a return on its undepreciated investment in Trojan. The Utility Reform Project and the Citizens Utility Board, another party to the proceeding, opposed such request on the ground that an effort was underway to gather sufficient signatures to place on the ballot a referendum to negate the new legislation; such effort by the referendum's sponsors was successful and the referendum will appear on the November 2000 ballot. The Oregon Supreme Court has stated it will hold its review of the Court of Appeals decision in abeyance until after the election.

At December 31, 1999, PGE's after-tax Trojan plant investment was $147 million. PGE is presently collecting annual revenues of approximately $18 million, representing a return on its undepreciated investment. Revenue amounts reflecting a recovery of a return on the Trojan investment decline through the recovery period, which ends in the year 2011.

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

NOTE 11 - TROJAN NUCLEAR PLANT

PLANT SHUTDOWN AND TRANSITION COSTS - PGE is a 67.5% owner of Trojan. In early 1993, PGE ceased commercial operation of the nuclear plant. Since plant closure, PGE has committed itself to a safe and economical transition toward a decommissioned plant. Transition costs associated with operating and maintaining the spent fuel pool and securing the plant until fuel is transferred to dry storage will be paid from current operating funds. Delays have extended the expected completion date of transferring the fuel to dry storage through 2002.

DECOMMISSIONING - In December 1997, PGE filed an updated decommissioning plan estimate with the OPUC. The plan estimates PGE's cost to decommission Trojan at $339 million reflected in nominal dollars (actual dollars expected to be spent in each year). The primary reason for the reduction from the $351 million estimated in 1994 is a lower inflation rate, coupled with the acceleration of certain decommissioning activities and partially offset by cost increases related to the spent fuel storage project. The current estimate assumes that the majority of decommissioning activities will occur between 1998 and 2004, while fuel management costs extend through the year 2018. The original plan represents a site-specific decommissioning estimate performed for Trojan by an engineering firm experienced in estimating the cost of decommissioning nuclear plants. Updates to the plan's original estimate have been prepared by PGE. Final site restoration activities are anticipated to begin in 2018 after PGE completes shipment of spent fuel to a USDOE facility (see the Nuclear Fuel Disposal discussion below). Stated in 1999 dollars, the decommissioning cost estimate is $297 million.

TROJAN DECOMMISSIONING LIABILITY
    (millions of dollars)

Estimate - 12/31/94                     $351
Updates filed with NRC - 11/16/95          7
Updates filed with OPUC - 12/01/97       (19)
                                         339
Expenditures through 12/31/99           (114)
Liability - 12/31/99                     225
Transition costs                           9
Total Trojan obligations                $234


PGE is collecting $14 million annually through 2011 from customers for decommissioning costs. These amounts are deposited in an external trust fund, which is limited to reimbursing PGE for activities covered in Trojan's decommissioning plan. Funds were withdrawn during 1999 to cover the costs of general decommissioning and activities in support of the independent spent fuel storage installation and the reactor vessel and internals removal project. Decommissioning funds are invested in investment-grade preferred stock, tax-exempt bonds, and U.S. Treasury bonds. Due to an increase in market interest rates during 1999, the market value of trust investments declined, resulting in no investment gain for the year. Year-end balances are valued at market.

DECOMMISSIONING TRUST ACTIVITY
   (millions of dollars)

                        1999      1998
Beginning Balance       $72       $84
  Activity
    Contributions        14        14
    Gain                  0         4
  Disbursements         (44)      (30)

   Ending Balance       $42       $72


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

NOTE 12 - RELATED PARTY TRANSACTIONS

As part of its ongoing operations, PGE receives management services from Enron and provides incidental services to Enron and its affiliated companies. In 1999, approximately $23 million was paid to Enron for allocated overhead and other direct costs, including PGE's $4 million share of the Employee Stock Option Plan. In 1998, PGE paid $17 million to Enron for management services, including $5 million for employee stock options; in 1997, PGE paid $2 million to Enron for management services.

In 1999, PGE entered into an agreement to transfer corporate owned life insurance investments, totaling $21 million, to an Enron affiliate. PGE accrues interest on the accounts receivable balance at 9.5 percent per annum. In 1998, PGE had $18 million in accounts receivable from affiliates related to income tax settlements.

                  QUARTERLY COMPARISON FOR 1999 AND 1998 (UNAUDITED)

                       MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   TOTAL
                                            (MILLIONS OF DOLLARS)
1999
Operating revenues       $299      $294         $408          $377       $1,378
Net operating income       58        40           39            53          190
Net income                 45        26           24            33          128
Income available for
  common stock             44        25           24            33          126

1998
Operating revenues       $314      $260         $274          $328       $1,176
Net operating income       52        42           41            65          200
Net income                 37        24           26            50          137
Income available for
  common stock             36        25           25            49          135



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                 PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT (*)


JAMES V. DERRICK, JR., age 55                     Director since 1997
 Mr. Derrick has served as Executive Vice President and General Counsel of Enron since July, 1999 and as Senior Vice President and General Counsel from June 1991 until July 1999. Prior to joining Enron in 1991, Mr. Derrick was a partner at the law firm of Vinson & Elkins L.L.P. for over 13 years.

PEGGY Y. FOWLER, age 48                           Director since 1998
 Ms. Fowler has served as President of Portland General Electric Company since 1997. Served as Executive Vice President and Chief Operating Officer of Portland General Electric from November, 1996 until appointed to current position. Ms. Fowler also serves on the boards of George Fox University, Goodwill Industries, Legacy Health System, and Life Wise, A Premera Health Plan, Inc.

KEN L. HARRISON, age 57                           Director since 1987
 Mr. Harrison serves as a Director of Enron and has served as Chairman and Chief Executive Officer of Portland General Electric Company since 1988. Mr. Harrison is also a Director of Enron Broadband Services.

KENNETH L. LAY, age 57                            Director since 1997
 Mr. Lay has served as Chairman of the Board and Chief Executive Officer of Enron since February, 1986. Mr. Lay is also a Director of Eli Lilly and Company, Compaq Computer Corporation, EOTT Energy Corp. (the general partner of EOTT Energy Partners, L.P.), Azurix Corp., and Trust Company of the West.

JEFFREY K. SKILLING, age 46                       Director since 1997
 Since January 1, 1997, Mr. Skilling has served as President and Chief Operating Officer of Enron. From June, 1995 until December, 1996, he served as Chief Executive Officer and Managing Director of Enron North America Corp. ("ENA"). From August, 1990 until June, 1995, Mr. Skilling served ENA in a variety of senior managerial positions. Mr. Skilling is also a director of Azurix Corp., Aquarion Company, TECO Energy, Inc., Hubbell, Inc., The Weir Group, PLC and Catalytica Inc.


(*) Directors of PGE hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified.

EXECUTIVE OFFICERS OF THE REGISTRANT (*)


NAME             AGE  Business Experience
Ken L. Harrison  57   Appointed  to  current  position  of  Chairman  and Chief
Chairman and          Executive Officer on December 7, 1988.
Chief Executive
Officer


Peggy Y. Fowler  48   Appointed  to  current position on June 24, 1997.  Served
President and         as  Executive Vice President and Chief Operating Officer,
Chief Operating       PGE  from  November,  1996  until  appointed  to  current
Officer               position.   Served  as  Senior  Vice  President, Customer
                      Service and Delivery from September, 1995 until November,
                      1996.   Served  as Vice President, Distribution and Power
                      Production from January, 1990 to September, 1995.


Alvin L. Alexanderson
Senior Vice      52   Appointed  to  current  position  on  December  12, 1995.
President, General    Served  as  Vice  President, Rates and Regulatory Affairs
Counsel and           from February, 1991 until appointed to current position.
Secretary


Frederick D. Miller
Senior Vice      57   Appointed  to  current  position  on  November  5,  1996.
President             Served  as  Vice  President, Public Affairs and Corporate
Public Policy and     Services from  October  until November, 1996.  Served as
Administrative        Director  of  Executive Department, State of Oregon, from
Services              1987 until October, 1992.


Walter E. Pollock
Senior Vice      57   Appointed  to  current  position  on  October  14,  1997.
President             Served  as  Vice  President,  Enron Capital and Trade and
Power Supply          Senior Vice President, First Point Utility Solutions from
                      November,  1996  until  appointed  to  current  position.
                      Served as Group Vice President, Marketing Conservation and Production at Bonneville Power Administration (BPA) from April, 1994 to November, 1996.


Arleen N. Barnett
Vice President   47   Appointed  to  current  position  on  February  1,  1998.
Human Resources       Served  as Manager, Generating Division from 1987 to 1989
                      and Manager, Human Resources Operations from 1989 until appointed to current position.


David K. Carboneau
Vice President   53   Appointed  to  current position in October, 1998.  Served
Retail Services       as  President  of  First  Point  Utility  Solutions until
                      appointed to current position.  Served as Vice President,
                      Utility Service and Telecommunications from January, 1997
                      until  July, 1997.  Served as Vice President, Information
                      Technology from  January,  1996  until  January,  1997.
                      Served as Vice  President,  Thermal  and Power Operations
                      from September, 1995 to January, 1996.   Served  as  Vice
                      President,  PGE  Administration  from  October,  1992  to
                      September, 1995.


Stephen R. Hawke
Vice President   50   Appointed to current position on July 1, 1997.  Served as
Delivery System       General  Manager,  System  Planning and Engineering until
Planning and          appointed   to  current  position.   Served  as  Manager,
Engineering           Response and Restoration from May, 1993 until May, 1995.

NAME             AGE  Business Experience
Ronald W. Johnson
Vice President   49   Appointed to current position  May 1, 1999.  Joined PGE's
Deputy General        Legal Department in 1977.  In 1989 became Deputy General
Counsel and           Counsel, managing the Legal Department.
Assistant Secretary


Pamela G. Lesh
Vice President   43   Appointed to current position on December 31,1998. Served
Rates and             as Vice President, Strategy  and  Product Management with
Regulatory            ConneXt Corp. of Seattle  since  June,  1997.  Previously
Affairs               served at PGE as  Vice  President,  Rates  and Regulatory
                      Affairs from November, 1996  to  June,  1997.   Served as
                      Director, Regulatory Policy, from August, 1989 to
                      October, 1996.


Joe A. McArthur
Vice President   52   Appointed to current position on July 1, 1997. Served as
Substation and        Manager of Western Region from May, 1996 until appointed
Line Crew             to current position.  Served as Manager, System Planning
Operations            from May, 1995 to May, 1996.  Served as Commercial and
                      Industrial Market Manager from 1993 to 1995.


James J. Piro
Vice President   47   Appointed  to current position on February 23, 1998.
Business              Served as  General  Manager,  Planning  Support  and
Development           Analysis from November, 1992 until appointed to current
                      position.

Stephen  M. Quennoz
Vice President   52   Appointed  to current position in October, 1998.  Joined
Nuclear and           PGE in 1991 and held the position of Trojan Site
Thermal               Executive  and Plant General Manager since 1993.
Operations


Christopher D. Ryder
Vice President   50   Appointed to current position on July 1, 1997.  Served as
Customer Service      General Manager, Customer Services and Southern Region
Delivery              Operations from 1996 until appointed to current position.
                      Served as General Manager, Customer Services, Marketing and Sales from 1992 to 1996.


Carl B. Talton
Vice President   55   Appointed to current position May 1, 1999.  Joined PGE in
Government            July, 1998 as Director of Economic Development.  Prior to
Affairs and           that worked 25 years for PacificCorp, where he held
Economic              several management positions.
Development



Mary K. Turina
Vice President,  32   Appointed to current position on September 1,1999. Served
Finance               as Controller, Chief Accounting Officer, Treasurer, and
Chief Financial       Principal Financial Officer from May, 1999 to September,
Officer and           1999.  Served as Controller and Assistant Treasurer from
Treasurer             July, 1998 to May, 1999.  Served as Manager  of  Risk
                      Management, Reporting and Control from March, 1996 to
                      July, 1998.  Served as Senior Business Analyst from
                      1991 to 1996.


(*) Officers are listed as of February 29, 2000, they are elected for one-year terms or until their successors are elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION


                      Summary Compensation Table

The following indicates total compensation earned for the years ended December 31, 1999, 1998, 1997 by the Chief Executive Officer and the four most highly compensated executive officers of PGE.

                                                  Long-Term
                    Annual Compensation          Compensation
                                                  Restricted      All Other
                                                    Stock
Name and Principal
 Position                  Year  Salary(1)  Bonus(2)  Awards(3)  Compensation(4)

Ken L. Harrison (5)        1999 $244,163     $      -  $      -       $28,959
  Chairman,                1998  206,799      183,200   705,483        12,050
  Chief Executive          1997  243,570      236,592   204,755        68,051
  Officer

Peggy Y. Fowler            1999  267,502      400,000         -        16,646
  President and Chief      1998  246,664      300,000   200,004        17,443
  Operating Officer        1997  230,000      160,000   230,185        29,406

Walter E. Pollock (6)      1999  189,697      200,000         -         6,575
  Senior Vice President,   1998  176,191      140,000    75,037         5,664
  Power Supply             1997   37,500       24,000         -           826

Frederick D. Miller        1999  197,708      200,000         -        12,757
  Senior Vice President,   1998  181,684      150,000    68,760        10,233
  Public Policy and        1997  175,020      105,000         -        48,906
  Administrative Services

James J. Piro              1999  169,089      110,000         -         5,874
   Vice President,         1998  157,535      128,063    50,043         5,081
   Business Development    1997  131,352      140,000         -         7,743

(1) Amounts shown include cash compensation earned and received by the executive officer, as well as amounts earned but deferred at the election of the officer.

(2) Bonuses include amounts, if any, converted to stock options and for phantom stock at the election of the officer.

(3) Restricted stock awards are valued at the closing price of $20.7188 per share of Enron common stock for the July 1, 1997 grant, which vested 20% on July 1, 1998, and 20% on each of the following four anniversaries of the date of grant. Dividend equivalents for the July 1, 1997 grant accrue from the date of grant and are paid upon vesting. Restricted stock awarded to Mr. Harrison on October 12, 1998 is valued at the $25.4688 per share closing price of Enron common stock on that date; one-third of the shares vest on January 31 of each of the next three years, beginning in 1999. Restricted stock awarded to other officers was granted December 31, 1998, and is valued at the $28.5313 per share closing price of Enron common stock on that date. Aggregate restricted stock holdings listed below (including any annual bonus converted to Phantom stock) are valued at $44.3750 per share, the closing price of the Enron common stock on December 31, 1999.


                         AGGREGATE RESTRICTED STOCK HOLDINGS

                       AGGREGATE SHARES (#)        VALUE
Ken L. Harrison            103,886              $4,609,941
Peggy Y. Fowler             21,536                 955,660
Walter E. Pollock            4,204                 186,553
Frederick D. Miller          6,340                 281,338
James J. Piro                2,244                  99,578

(4) Other compensation includes: (i) company-paid split dollar insurance premiums; (ii) the dollar value of life insurance benefits as determined under the Commission's methodology for valuing such benefits; (iii) company contributions to the RSP and the MDCP; and (iv) earnings on amounts in the MDCP which are greater than 120 percent of the federal long-term rate which was in effect at the time the rate was set.

The following are amounts for 1999:

                     Split      Dollar
                    Dollar    Value of   Contributions    Above Market
                 Insurance        Life      to 401 (k)     Interest on
                  Premiums   Insurance            MDCP            MDCP     Total
Ken L. Harrison     $  512     $    -           $3,400         $25,047   $28,959

Peggy Y. Fowler        480      6,012            5,828           4,326    16,646

Walter E. Pollock        -          -            5,382           1,193     6,575

Frederick D. Miller    675          -            5,690           6,392    12,757

James J. Piro            -          -            4,797           1,077     5,874


(5) Mr. Harrison also served as an executive officer of Enron until July 1, 1999. The compensation shown represents the amount allocated to PGE.

(6)  Mr. Pollock became a PGE employee October 1997.

The following lists information concerning options to purchase shares of Enron common stock that were exercised by the officers named above during 1999 and the total options and their value held by each at December 31, 1999.


                    Aggregate Stock Options/SAR Exercised During 1999
                    and Stock Options/SAR Values at December 31, 1999

                     Shares Acquired    Value           Exercisable   Unexercisable    Exercisable   Unexercisable
                     on Exercise        Realized           Shares          Shares         Amount          Amount

Ken L. Harrison      154,000          $4,370,894         660,272       1,098,628     $9,680,058     $13,623,195

Peggy Y. Fowler       21,274             500,211          19,316          40,586        337,843         840,649

Walter E. Pollock     25,520             477,126          28,476          11,224        603,915         220,610

Frederick D. Miller   20,234             264,676          16,425          22,461        347,479         490,202

James J. Piro              -                   -          78,774          17,640      2,139,891         415,443


Estimated annual retirement benefits payable upon normal retirement at age 65 for the named executive officers are shown in the table below. Amounts in the table reflect payments from the Portland General Holdings, Inc. Pension Plan and Supplemental Executive Retirement Plan ("SERP") combined.

          Pension Plan Table
  Estimated Annual Retirement Benefit
     Straight-Life Annuity, Age 65


Final Average       Years of Service
  Earnings        15         20         25+
$ 175,000       $ 78,750   $ 91,875   $ 105,000
  200,000         90,000    105,000     120,000
  225,000        101,250    118,125     135,000
  250,000        112,500    131,250     150,000
  300,000        135,000    157,500     180,000
  400,000        180,000    210,000     240,000
  500,000        225,000    262,500     300,000
  600,000        270,000    315,000     360,000
1,000,000        450,000    525,000     600,000


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

The following executive officers named in the table are participants in both plans and have had the following number of service years with the
Company: Ken L. Harrison, 24; Peggy Y. Fowler, 25; Frederick D. Miller, 7. James J. Piro and Walter E. Pollock are not participants in the SERP, but do participate in the Pension Plan. Under the Company's SERP, the named executives are eligible to retire without a reduction in benefits upon attainment of the following ages: Ken L. Harrison, 59, Peggy Y. Fowler, 55; Frederick D. Miller, 62. Mr. Pollock and Mr. Piro are not participants in the SERP.

EMPLOYMENT CONTRACTS
Ms. Fowler and Mr. Miller entered into employment agreements on July 1, 1997, the effective date of the merger between Enron and PGC, the former parent of PGE. The employment agreements generally provide as follows:
(i) each agreement has a term of three years and expires on June  30, 2000;
(ii) each agreement provides for severance pay in the event of involuntary termination by PGE based on the greater of two years or the remainder of the term; (iii) the minimum salary for Ms. Fowler is $230,000 and the minimum salary for Mr. Miller is $175,000 per year; the minimum guaranteed annual cash incentive per year under such agreements is $115,000 for Ms. Fowler and $52,500 for Mr. Miller; (iv) Mr. Miller's agreements provide for the grant of 50,000 options to purchase shares of Enron common stock while Ms. Fowler's provides for 60,000 options; (v) Mr. Fowler's agreement provides for the grant of a number of restricted shares of Enron common stock having a market value equal to such employee's annual base pay which will vest over a five year period; (vi) Ms. Fowler's and Mr. Miller's agreements provide that the failure of PGE and the employee to extend or enter into a new agreement for two years will be treated as involuntary termination; (vii) each agreement provides for a supplemental retirement benefit; (viii) each agreement provides that in the event that the severance or other payments payable under the agreement for involuntary termination constitute "excess parachute payments" within the meaning of
Section 280G of the code and the employee becomes liable for any tax penalties, PGE will pay in cash to the employee an amount equal to such tax penalties until the amount of the last gross up is less than one hundred dollars; and (ix) each agreement includes a non-competition covenant.

Mr. Pollock entered into an employment agreement effective November 1, 1996. The agreement extended from the effective date until November 1, 1999, and provides for the following:

1.  An initial base pay of $150,000.

2. A guaranteed bonus of 33% of base pay paid in 1996 and 1997, and a bonus opportunity of 75% in 1998.

3. A grant of 39,300 shares of PGC stock under the Portland General Corporation amended and restated 1990 Long-Term Master Plan which converted to Enron common stock upon the merger and vested 100% on November 4, 1999.

4. Remedy for breach clause, which provides for a payment of one times Mr. Pollock's salary plus target incentive award if his employment is terminated plus equivalent medical and dental coverage for 12 months for Mr. Pollock and his dependents.

5.  Noncompete and confidentiality clauses.

Mr. Piro entered into a retention agreement effective January 7, 1997. The agreement extended two years from the date of the merger between PGC and Enron and provided for the following:

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

COMPENSATION OF DIRECTORS
There are no compensation arrangements for or fees paid to Directors of PGE.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation and Management Development Committee of the Enron Board of Directors is responsible for developing and administering compensation philosophy. Salary increases, annual incentive awards and long-term incentive grants are reviewed annually to ensure consistency with Enron's total compensation philosophy. In 1999, PGE's Chairman and Chief Executive Officer, Ken L. Harrison, participated in those deliberations affecting the Company's executive officer compensation.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


PGE is a wholly owned subsidiary of Enron.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


There are no relationships or transactions involving PGE's directors and executive officers.

                                  PART IV








ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K


(A)  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     FINANCIAL STATEMENTS
     Report of Independent Public Accountants
     Consolidated Statements of Income for each of the three years in the period ended December 31, 1999
     Consolidated Statements of Retained Earnings for each of
       the three years in the period ended December 31, 1999 Consolidated Balance Sheets at December 31, 1999 and 1998 Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1999
     Notes to Financial Statements

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

                     Portland General Electric Company

March 2, 2000                    By      /s/ Ken L. Harrison
                                             Ken L. Harrison
                                             Chairman and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ken L. Harrison           Chairman and
    Ken L. Harrison           Chief Executive Officer        March 2, 2000


                              Vice President, Finance
/s/ Mary K. Turina            Chief Financial Officer        March 2, 2000
    Mary K. Turina            and Treasurer


/s/ Kirk M. Stevens           Controller and                 March 2, 2000
    Kirk M. Stevens           Assistant Treasurer


 *James V. Derrick
 *Peggy Y. Fowler
 *Ken L. Harrison             Directors                      March 2, 2000
 *Kenneth L. Lay
 *Jeffrey K. Skilling


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

       * Bylaws of Portland General Electric Company as amended on October 1, 1991 [Form 10-K for the fiscal year ended December 31, 1991, Exhibit (3)].

       * Bylaws of Portland General Electric Company as amended on May 1, 1998 [Form 10-K for the fiscal year ended December 31, 1998, Exhibit (3)].

  (4)    INSTRUMENTS  DEFINING  THE  RIGHTS  OF SECURITY HOLDERS, INCLUDING
         INDENTURES

       * Portland General Electric Company Indenture of Mortgage and Deed of Trust dated July 1, 1945.

       * Fortieth Supplemental Indenture dated October 1, 1990 [Form 10-K for the fiscal year ended December 31, 1990, Exhibit (4)].

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

       * Forty-Second Supplemental Indenture dated April 1, 1993 [Form 10-Q for the quarter ended March 31,1993, Exhibit (4)].

       * Forty-Third Supplemental Indenture dated July 1, 1993 [Form 10-Q for the quarter ended September 30, 1993, Exhibit (4)].

       * Forty-Fifth Supplemental Indenture dated May 1, 1995 [Form 10-Q for the quarter ended June 30, 1995, Exhibit (4)].

                   PORTLAND GENERAL ELECTRIC COMPANY AND
                               SUBSIDIARIES

                               EXHIBIT INDEX

  (4)
 CONT
         Other instruments, which define the rights of holders of long-term debt not required to be filed, herein, will be furnished upon written request.

 (10)    MATERIAL CONTRACTS

       * Residential Purchase and Sale Agreement with the Bonneville Power Administration [Form 10-K forthe fiscal year ended December 31, 1981, Exhibit (10)].

       * Power Sales Contract and Amendatory Agreement Nos. 1 and 2 with Bonneville Power Administration [Form 10-K for the fiscal year ended December 31, 1982, Exhibit (10)].

       The following 12 exhibits were filed in conjunction with the 1985 Boardman/Intertie Sale:

       * Long-term Power Sale Agreement dated November 5, 1985 [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

       * Long-term Transmission Service Agreement dated November 5, 1985 [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

       * Participation Agreement dated December 30, 1985 [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

       * Lease Agreement dated December 30, 1985 [Form 10-K for the fiscal year ended December 31,1985, Exhibit (10)].

       * PGE-Lessee Agreement dated December 30, 1985 [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

       * Asset Sales Agreement dated December 30, 1985 [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

       * Bargain and Sale Deed, Bill of Sale, and Grant of Easements and Licenses, dated December 30, 1985 [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

       * Supplemental Bill of Sale dated December 30, 1985 [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

       * Trust Agreement dated December 30, 1985 [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

                   PORTLAND GENERAL ELECTRIC COMPANY AND
                               SUBSIDIARIES

                               EXHIBIT INDEX

Number             Exhibit
 (10)
 CONT * Tax Indemnification Agreement dated December 30, 1985 [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

       * Trust Indenture, Mortgage and Security Agreement dated December 30,1985 [Form 10-K for the fiscal year ended December 31, 1985, Exhibit (10)].

       * Restated and Amended Trust Indenture, Mortgage and Security Agreement dated February 27, 1986 [Form 10-K for the fiscal year ended December 31, 1997, Exhibit (10)].

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

                   PORTLAND GENERAL ELECTRIC COMPANY AND
                               SUBSIDIARIES

                               EXHIBIT INDEX

Number   Exhibit
 (24)   POWER OF ATTORNEY
        Portland   General   Electric  Company  Power  of  Attorney  (filed
        herewith).

 (27)   FINANCIAL DATA SCHEDULE
        UT (Electronic Filing Only).

* Incorporated by reference as indicated.


Note: The Exhibits furnished to the Securities and Exchange Commission with the Form 10-K will be supplied upon written request and payment of a reasonable fee for reproduction costs. Requests should be sent to:

       Kirk M. Stevens
       Controller and Assistant Treasurer
       Portland General Electric Company
       121 SW Salmon Street, 1WTC0501
       Portland, OR 97204