Form 10-K/A
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2000-03-10
CIK 784977

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K/A


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

                       PORTLAND GENERAL ELECTRIC COMPANY

                                    FORM 10-K/A

                                    AMENDMENT 1


The undersigned registrant hereby amends Item 8, Financial Statements and Supplementary Data, and Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K, of its Annual Report for 1999 on Form 10-K as set forth in the pages attached hereto. In Item 8, the following modifications have been made: 1) on the Consolidated Statements of Cash Flow on page 38 of Form 10-K, Cash Flows from Operating Activities, Other non-cash expenses for 1999, currently printed as "24" should be replaced by "-"; all totals and sub-totals within the Statement remain unchanged; and, 2) in Notes to Financial State-ments, Note 5, Credit Facilities and Debt, on page 48 of Form 10-K, First Mortgage Bonds Maturing "2005-2008" should read "2005-2007", and the sub-total of Other long-term debt at December 31, 1998, currently printed as "143" should be replaced by "144"; all other amounts within the Note, including totals and sub-totals, remain unchanged. In Item 14 on page 69 of Form 10-K, Exhibit (23), Consents of Experts and Counsel, has been added and filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 9, 2000                    By      /s/ Mary K. Turina
                                             Mary K. Turina

                                             Vice President, Finance
                                             Chief Financial Officer
                                             and Treasurer

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
                                                   (MILLIONS  OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Reconciliation of net income to net cash
 provided by (used in) operating activities
   Net income                                $   128     $   137    $   126
   Non-cash items included in net income:
     Depreciation and amortization               155         149        155
     Deferred income taxes and investment
       tax credit                                 (3)         (5)       (58)
     Other non-cash expenses                       -           -         24
   Changes in working capital:
     (Increase) decrease in receivables           (9)         (8)        27
     Increase (decrease) in payables              (1)        (50)        51
     Other working capital items - net           (18)         (1)        (1)
   Other -  net                                  (16)         43         35
NET CASH PROVIDED BY OPERATING ACTIVITIES:       236         265        359

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         (188)       (144)      (180)
   Other - net                                    14          (4)       (28)
NET CASH USED IN INVESTING ACTIVITIES           (174)       (148)      (208)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt                  (113)       (214)      (115)
   Issuance of long-term debt and
    commercial paper                             161         148          8
   Dividends paid                                (83)        (51)       (65)
   Repayment of loans on corporate
    owned life insurance                         (32)          -          -
   Other - net                                     1           1          5
                                                 (66)       (116)      (167)
NET CASH USED IN FINANCING ACTIVITIES:
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                             (4)          1        (16)
CASH AND CASH EQUIVALENTS,
 THE BEGINNING OF YEAR                             4           3         19
CASH AND CASH EQUIVALENTS,
 END OF YEAR                                  $    -     $     4    $     3

Supplemental disclosures of cash flow
 information
   Cash paid during the year:
     Interest, net of amounts capitalized     $   60     $    63    $    71
  Income taxes                                   139         133         96

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

(a) Represents one-time nonrecurring event associated with certain union employees ceasing participation in the pension plan as a result of union negotiations.

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


Schedule of long-term debt at December 31            1999         1998
                                                   (millions of dollars)
First Mortgage Bonds
  Maturing 1999 - 2004  6.47% - 8.88%             $   170      $   219
  Maturing 2005 - 2007  7.15% - 9.07%                  68          113
  Maturing 2021 - 2023  7.75% - 9.46%                 160          170
                                                      398          502
Pollution Control Bonds

 Port of Morrow, Oregon, variable rate,
 due 2013 &  2031 (Average rate 3.4% for
  1999, 3.5% for 1998)                                  6            6
 Port of Morrow, Oregon, variable rate,
   due 2031 & 2033 (4.60%  fixed  rate to 2003)         23           23
 City of Forsyth, Montana, variable rate, due
  2033 (4.60%-4.75% fixed rate to 2003)                119          119
 Port of St. Helens, Oregon, variable  rate  due
  2010 & 2014 (4.80%  - 5.25% fixed rate to 2003)       47           47
 Port of St. Helens, Oregon, due 2014 (7.13%
  fixed rate)                                            5            5
                                                       200          200

Other
  8.25% Junior Subordinated Deferrable Interest
   Debentures, due December 31, 2035                    75           75
  6.91% Conservation Bonds maturing monthly to 2006     61           68
  Capital lease obligations                              -            1
  Unamortized debt discounts                            (1)           -
                                                       135          144
                                                       733          846

 Long-term debt due within one year                    (32)        (102)
 Total long-term debt                              $   701      $   744

The following principal amounts of long-term debt (excluding commercial paper) become due through regular maturities (millions of dollars):

                                2000     2001    2002    2003    2004
  Maturities:
    PGE                          $32      $53     $23     $49     $55

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

     EXHIBITS
     See Exhibit Index on Page 27 of this report.

(B)  REPORT ON FORM 8-K
     None

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

                   PORTLAND GENERAL ELECTRIC COMPANY AND
                               SUBSIDIARIES

                               EXHIBIT INDEX

Number   Exhibit
 (23)   CONSENTS OF EXPERTS AND COUNSEL
        Portland General Electric Company Consents of Independent Public Accountants (filed herewith).


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

       Kirk M. Stevens
       Controller and Assistant Treasurer
       Portland General Electric Company
       121 SW Salmon Street, 1WTC0501
       Portland, OR 97204

CONSENTS OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File No. 333-77469.



                                              Arthur Andersen LLP

Portland, Oregon
March 7, 2000