Form 10-Q
period 2000-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2000-05-11
CIK 784977

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM __________ TO _________



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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2000: 42,758,877 shares of Common Stock, $3.75 par value. (All shares are owned by Enron Corp.)

                             TABLE OF CONTENTS


                                                                      PAGE
                                                                    NUMBER

DEFINITIONS..........................................................  2
PART I.   FINANCIAL INFORMATION

    Item 1. Financial Statements

      Consolidated Income Statement .................................. 3
      Consolidated Statement of Retained Earnings ...................  3
      Consolidated Balance Sheet ....................................  4
      Consolidated Statement of Cash Flows ..........................  5
      Notes to Consolidated Financial Statements ....................  6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ...........  9

PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings ......................................  19
    Item 6. Exhibits and Reports on Form 8-K .......................  19
    Signature Page .................................................  20




                                DEFINITIONS



BPA ................................... Bonneville Power Administration
DEQ ................................Department of Environmental Quality
Enron ..................................................... Enron Corp.
EPA ....................................Environmental Protection Agency
KWh ..................................................... Kilowatt-Hour
Mill ............................................ One tenth of one cent
MWh ..................................................... Megawatt-hour
OPUC or the Commission ............... Oregon Public Utility Commission
PGE or the Company .................. Portland General Electric Company
Trojan ........................................... Trojan Nuclear Plant

                                     PART I

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                            CONSOLIDATED INCOME STATEMENT
                                    (Unaudited)

                                          THREE MONTHS ENDED
                                                MARCH 31,
                                         2000          1999
                                        (MILLIONS OF DOLLARS)
OPERATING REVENUES                      $ 397         $ 299

OPERATING EXPENSES
 Purchased power and fuel                 202           103
 Production and distribution               26            29
 Administrative and other                  35            22
 Depreciation and amortization             39            39
 Taxes other than income taxes             18            17
 Income taxes                              26            30
                                          346           240
NET OPERATING INCOME                       51            59

OTHER INCOME (DEDUCTIONS)
 Miscellaneous                              4             4
 Income taxes                               1             1
                                            5             5

INTEREST CHARGES
 Interest on long-term debt and other      15            17
 Interest on short-term borrowings          2             2
                                           17            19

NET INCOME                                 39            45

PREFERRED DIVIDEND REQUIREMENT              1             1


INCOME AVAILABLE FOR COMMON STOCK       $  38         $  44

                        CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                        (Unaudited)


                                        THREE MONTHS ENDED
                                              MARCH 31,
                                        2000          1999
                                      (MILLIONS OF DOLLARS)
BALANCE AT BEGINNING OF PERIOD          $ 401         $ 356

NET INCOME                                 39            45
                                          440           401

DIVIDENDS DECLARED
 Common stock                              20            20
 Preferred stock                            1             1
                                           21            21
BALANCE AT END OF PERIOD                $ 419         $ 380

The accompanying notes are an integral part of these consolidated financial statements.

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                     MARCH 31,       DECEMBER 31,
                                       2000              1999
                                        (MILLIONS OF DOLLARS)
          ASSETS

Electric Utility Plant -
Original Cost
 Utility plant (includes
  Construction work in
  progress of $46 and $44)           $3,321             $3,295
 Accumulated depreciation            (1,461)            (1,430)
                                      1,860              1,865

OTHER PROPERTY AND INVESTMENTS
 Contract termination receivable         78                 85
 Receivable from parent                  86                 89
 Nuclear decommissioning
  trust, at market value                 38                 42
  Corporate owned life insurance         91                 85
 Miscellaneous                           17                 17
                                        310                318

CURRENT ASSETS
 Cash and cash equivalents                 1                 -
 Accounts and notes receivable           155               140
 Unbilled and accrued revenues            36                49
 Assets from price risk management
  activities                              19                 -
 Inventories, at average cost             34                37
 Prepayments and other                    54                41
                                         299               267

DEFERRED CHARGES
 Unamortized regulatory assets           683               691
 Miscellaneous                            25                26
                                         708               717
                                      $3,177            $3,167

    CAPITALIZATION AND LIABILITIES
Capitalization
 Common stock equity
  Common stock, $3.75 par value
  per share, 100,000,000 shares
   authorized; 42,758,877 shares
   outstanding                        $  160            $  160
  Other paid-in capital - net            480               480
 Retained earnings                       419               401
 Cumulative preferred stock
  Subject to mandatory redemption         30                30
 Long-term obligations                   848               701
                                       1,937             1,772
CURRENT LIABILITIES
 Long-term debt due
  within one year                         32                32
 Short-term borrowings                   103               266
 Accounts payable and
  other accruals                         144               167
 Liabilities from price risk
  management activities                   14                 -
 Accrued interest                         14                11
 Dividends payable                         1                 1
 Accrued taxes                            30                12
                                         338               489

OTHER
 Deferred income taxes                   351               351
 Deferred investment tax credits          34                36
 Trojan decommissioning and
  transition costs                       236               234
 Unamortized regulatory liabilities      186               197
 Miscellaneous                            95                88
                                         902               906
                                      $3,177            $3,167
The accompanying notes are an integral part of these consolidated financial statements.

                 PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                2000            1999
                                                (MILLIONS OF DOLLARS)

CASH FLOWS FROM OPERATING
ACTIVITIES:
 Reconciliation of net income to
  net cash provided by operating
  activities
 Net income                                      $  39          $  45
 Non-cash items included in net income:
  Depreciation and amortization                     39             39
  Deferred income taxes                              -             (3)
  Net assets from price risk management
   activities                                       (5)             -
 Changes in working capital:
  (Increase) Decrease in receivables                (2)            16
  Decrease in payables                              (2)           (28)
  Other  working capital items - net               (10)           (20)
 Other - net                                        17             (2)

NET CASH PROVIDED BY OPERATING ACTIVITIES           76             47

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Capital expenditures                              (31)           (29)
 Other - net                                        (7)            (3)
NET CASH USED IN INVESTING ACTIVITIES              (38)           (32)

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Repayment of long-term debt                        (3)           (26)
 Net increase (decrease) in
  short-term borrowings                           (163)            35
 Issuance of long-term debt                        150              -
 Dividends paid                                    (21)           (21)
 Other - net                                         -             (2)
NET CASH USED IN FINANCING ACTIVITIES              (37)           (14)

INCREASE IN CASH AND CASH EQUIVALENTS                1              1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       -              4

CASH AND CASH EQUIVALENTS, END OF PERIOD         $   1          $   5

Supplemental disclosures of cash
flow information
 Cash paid during the period:
  Interest, net of amounts capitalized           $  13          $  10
  Income taxes                                      14             54
The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1 - Principles of Interim Statements

The interim financial statements have been prepared by PGE and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim period presented. Certain information and footnote disclosures made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on the estimates of operating time expired, benefit received or activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is PGE's opinion that, when the interim statements are read in conjunction with the 1999 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading.

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

At March 31, 2000, PGE's after-tax Trojan plant investment was $145 million. PGE is presently collecting annual revenues of approximately $18 million, representing a return on its undepreciated investment. Revenue amounts reflecting a recovery of a return on the Trojan investment decline through the recovery period, which ends in the year 2011.

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

NOTE 3 - PRICE RISK MANAGEMENT

PGE is exposed to market risk arising from the need to purchase power to meet the needs of its retail customers and to purchase fuel for its natural gas fired generating units. The Company uses instruments such as forward contracts, options, and swaps to mitigate risk that arises from market fluctuations of commodity prices. In addition, during the first quarter of 2000 PGE increased the use of such instruments for trading purposes. Instruments utilized in connection with these trading activities are accounted for as prescribed by Issue 98-10 of the Emerging Issues Task
Force  of the Financial Accounting Standards Board ("EITF  98-10").   Under
EITF 98-10, the Company's portfolio of electric forward contracts and natural gas swaps with third parties used in its trading activities are reflected at fair value, with gains and losses included in earnings, and shown as "Assets and liabilities from price risk management activities" in the Balance Sheet. Changes in assets and liabilities from energy trading activities result primarily from changes in the valuation of the portfolio of contracts, newly originated transactions, and the

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



timing of settlement. Market prices used to value these transactions reflect management's best estimate considering various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments.

Unrealized gains and losses from newly originated contracts and the impact of price movements are recorded within "Purchased power and fuel" on the Income Statement. In the first quarter of 2000, a $4.9 million net gain on electricity trading contracts was recorded, partially offset by a $0.3 million net loss on natural gas swaps.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following review of PGE's results of operations should be read in conjunction with the Consolidated Financial Statements.

Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and fuel costs, quarterly operating earnings are not necessarily indicative of results to be expected for calendar year 2000.

PGE does not have a fuel adjustment clause as part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.

2000 COMPARED TO 1999 FOR THE THREE MONTHS ENDED MARCH 31

PGE earned $39 million during the first  quarter  of  2000  compared to $45
million  in  1999.   The decrease was primarily due to increased  operating
expenses and costs of purchased power.

Total revenues increased $98 million compared to the first quarter of 1999, largely due to a significant increase in wholesale energy sales and prices. Wholesale revenues increased $88 million (from $25 million to $113 million), as PGE sold on the wholesale market excess power purchased; energy sales for resale increased 220% at average prices that increased 41%. Retail revenues increased $8 million (3%) from last year's first quarter due to a 4.3% increase in energy sales. Total retail customers increased by about 15,000 (2.1%) and higher energy sales and revenues were experienced for all major customer classes. Energy sales to industrial customers increased 15%, accompanied by higher prices indexed to the cost of power. Other operating revenues increased $2 million due largely to increased sales of natural gas in excess of generation requirements.

MEGAWATT-HOURS SOLD (THOUSANDS)
                     2000         1999
Retail               5,402        5,178
Wholesale            4,281        1,338

Purchased power and fuel costs increased $99 million (96%) from last year's first quarter, primarily due to higher wholesale load combined with significantly higher power prices. Higher regional power and gas market prices increased the cost of both firm power purchases and the average price of power by 40%. Partially offsetting the cost of purchased power was an approximate $5 million unrealized net gain on electricity trading contracts and natural gas swaps recorded in this year's first quarter (see
Note 3, Price Risk Management, in the Notes to Financial Statements for further information).

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Total company generation increased 30%, partially offsetting the increased cost of purchased power. Generation at the company's gas-fired combustion turbine and coal plants increased 220% and 7%, respectively, while hydroelectric generation decreased 9%.


                        MEGAWATT/VARIABLE POWER COSTS
                   Megawatt-Hours           Average Variable
                    (thousands)          Power Cost (Mills/kWh)
                  2000        1999          2000       1999
Generation       3,121        2,403         12.1        8.0
Firm Purchases   6,192        3,205         23.3       16.7
Spot Purchases     664        1,197         25.5       15.0
Total Send-Out   9,977        6,805         20.8*      15.0*
                                          (*includes wheeling costs)

Operating expenses (excluding purchased power and fuel and income taxes) increased $11 million (10%). Expenses in last year's first quarter were reduced by the effect of a non-recurring reduction in employee benefit accruals resulting from negotiated changes to union pension and Retirement Savings Plan enhancements. In addition, the Company in this year's first quarter wrote off $2.4 million of deferred costs related to the proposed sale of the Company's 20% interest in Units 3 and 4 of the Colstrip power plant, approval of which was denied by the OPUC. Other increases include a combined $2.4 million increase in insurance claim provisions and employee health insurance costs. Partially offsetting the increases were reductions in fixed generating plant and delivery system costs.


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

Cash provided by operating activities totaled $76 million in this year's first quarter compared to $47 million in the same period last year. The increase was primarily due to lower tax and pension related payments as well as reduced coal and material purchases. "Other - net" on the

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Consolidated Statement of Cash Flows increased $19 million from last year's first quarter, due primarily to an $8 million reduction from last year's first quarter refunds to customers related to reduced Oregon Excise Taxes and energy savings under PGE's SAVE program, a $2 million increase in pay-ments from Enron for merger-related customer benefits, and certain other items impacting operations for the period.

INVESTING ACTIVITIES consist primarily of improvements to PGE's distribution, transmission, and generation facilities, as well as continued energy efficiency program expenditures. Capital expenditures of $31 million through March 31, 2000, were primarily for the expansion and improvement of PGE's distribution system to support the addition of new customers within PGE's service territory.

FINANCING ACTIVITIES provide supplemental cash for day-to-day operations and capital requirements as needed. PGE relies on commercial paper borrowings and cash from operations to manage its day-to-day financing requirements. During the first quarter of 2000, the Company reduced its short-term commercial paper by $163 million and in March issued $150 million of 7.875% unsecured notes maturing in 2010. A discount on the newly-issued notes and payment of conservation bonds are reflected in "Repayment of long-term debt". The
Company paid $20 million in common stock dividends to its parent and $1 million in preferred stock dividends during the first quarter.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of March 31, 2000, PGE has the capability to issue preferred stock and additional First Mortgage Bonds in amounts sufficient to meet its capital requirements.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


FINANCIAL AND OPERATING OUTLOOK

PROPOSED ACQUISITION

On November 8, 1999, Enron announced that it had entered into a purchase and sale agreement to sell PGE to Sierra Pacific Resources (Sierra) for $2.1 billion, comprised of $2.02 billion in cash and the assumption of Enron's approximately $80 million merger payment obligation. Sierra will also assume approximately $1 billion in PGE debt and preferred stock. The proposed transaction, which is subject to regulatory approval, is expected to close in late 2000. On January 18, 2000, Sierra filed with the OPUC an application to acquire PGE. On February 3, 2000, Sierra filed with the SEC and application to acquire PGE and also to become a registered public utility holding company. On March 3, 2000, Sierra filed with the FERC and the U.S. Department of Justice a request for approval of its acquisition of PGE.

RESTRUCTURING

On July 23, 1999, Oregon's governor signed into law State Senate Bill SB1149 that provides all industrial and commercial customers of investor-owned utilities in the state direct access to competing energy suppliers no later than October 1, 2001. Residential customers will be able to purchase electricity from a "portfolio" of rate options that will include a cost-of-service rate, a new renewable resource rate, and a market-based rate. SB1149 also provides for a 10-year public purposes charge equal to 3% of retail revenues, designed to fund cost-effective conservation measures, new renewable energy resources, and weatherization measures for low-income housing. In addition, SB1149 provides for low-income electric bill assistance by affected utilities, which began in January 2000.

Also included in SB1149 is a requirement that investor-owned utilities unbundle the costs of service into power generation, transmission, distribution, and retail services. The law further provides for "transition" charges and credits that would allow recovery on prior uneconomic utility investment or a refund of benefits from prior economic utility investment. Incentives for the divestiture of generation assets are authorized, provided any divestiture does not deprive customers of the benefit of the utility's or the region's low cost resources. SB1149 further requires that its implementation have no material adverse impact on the ability of the affected investor-owned utilities to access cost-based power from the Bonneville Power Administration for its residential and small farm customers.

In October 1999, the OPUC began a series of workshops designed to discuss the issues associated with SB1149 and to develop administrative rules for implementation of the law. In February 2000, the OPUC began its formal rulemaking process with the expectation that rules enabling utilities to develop tariffs will be adopted in June 2000. PGE is participating in this rulemaking process. Additional rulemakings regarding non-tariff-related items are also expected. PGE expects to file its restructuring plan, including associated tariffs, in time to allow

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


for direct access by October
1, 2001. In accordance with a March 17, 2000 Order from the OPUC, PGE is deferring incremental costs of implementing SB1149 for recovery in future electricity rates.

RETAIL CUSTOMER GROWTH AND ENERGY SALES

Weather adjusted retail energy sales grew by 3.9% for the three months ended March 31, 2000, compared to the same period last year. PGE forecasts retail energy sales growth of approximately 3.5% in 2000. Manufacturing sector energy sales increased 13.0% as large paper, high tech, and other manufacturers significantly increased their usage. Commercial sales growth remains strong at 4.0% over last year's first quarter.


QUARTERLY INCREASE IN RETAIL CUSTOMERS

                  RESIDENTIAL           COMMERCIAL/INDUSTRIAL
1ST QTR 1998         2762                        670
2ND QTR 1998         4710                        603
3RD QTR 1998         3822                        671
4TH QTR 1998         5244                        646
1ST QTR 1999         3860                        473
2ND QTR 1999         2554                        338
3RD QTR 1999         2376                        352
4TH QTR 1999         4564                        666
1ST QTR 2000         3635                        848


RESIDENTIAL EXCHANGE PROGRAM

The September 1998 Residential Exchange Termination Agreement with the Bonneville Power Administration provided for a total of $34.5 million in BPA payments to PGE over two years, along with a continuation of benefits to PGE's residential and small farm customers through at least the June 2001 termination of the agreement. Through March 31, 2000, PGE has received approximately $32.9 million in payments, with the remaining $1.6 million to be received by September 2000. Such exchange benefits continue to be passed directly to PGE's customers in the form of price adjustments contained in OPUC-approved tariffs.

POWER SUPPLY

Hydro conditions in the region are slightly below normal this year, with current projections forecasting the January-to-July runoff at 99% of normal, compared to 115% of normal last year. A significant number of salmon species in the Pacific Northwest have been granted or are being evaluated for protection under the federal Endangered Species Act (ESA). Although the impacts to date have been minimal for PGE and current hydro conditions are favorable, efforts to restore salmon may continue to reduce the amount of water available for generation.

PGE's base of hydro and thermal generating capacity and the surplus of electric generating capability in the Western U.S. provide PGE the flexibility needed to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



ASSET SALES

Pursuant to the voter-approved annexation of PGE service territory in four Columbia County cities to the Columbia River People's Utility District (CRPUD) and the Clatskanie Public Utility District, the parties have entered into definitive agreements, which are subject to approval by the OPUC. On February 24, 2000, PGE filed for Commission approval two proposed Service Territory Transfer Agreements, and on April 10, 2000, the Company filed a proposed Asset Purchase Agreement. The OPUC has established a schedule to address issues related to the proposed transfer and sale that provides for a public hearing in June 2000. The parties hope to resolve any remaining issues during this process to allow for final OPUC approval of the sale.

On April 12, 2000, the Confederated Tribes of Warm Springs (Tribes) and PGE executed an agreement that would result in shared ownership and control of PGE's 408-MW Pelton Round Butte Project, which provides about 20% of the Company's power-generating capacity. The agreement with the Tribes, under which PGE would continue to operate the project, provides for increased ownership by the Tribes over a proposed 50-year license period, which PGE and the Tribes will now jointly pursue with the FERC. The proposed sale will also require approval of the OPUC.

On April 13, 2000, PGE received final approval from the FERC to sell 12% of its interest (representing a 10.5% tenancy-in-common share) in the Kelso-Beaver Pipeline to B-R Pipeline for approximately $2.5 million. The proposed sale was previously approved by the OPUC and had received preliminary approval, subject to environmental review, by the FERC. Upon completion of the sale, PGE will own approximately 79% of the pipeline, which directly connects its Beaver generating station to Northwest Pipeline, an interstate gas pipeline operating between British Columbia and New Mexico.


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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



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

ENVIRONMENTAL MATTER

A 1997 investigation of a portion of the Willamette River known as the Portland Harbor conducted by a U.S. Environmental Protection Agency (EPA) contractor revealed significant contamination of sediments within the harbor. In September 1999, the Oregon Department of Environmental Quality
(DEQ) asked that PGE perform a voluntary remedial investigation of its Harborton Substation site to confirm whether any regulated hazardous substances had been released from the substation property into the harbor. While PGE does not believe that it is responsible for any contamination in the Portland Harbor, it signed an October 1999 agreement of intent to participate in such voluntary investigation, to be coordinated with other sediment investigations involving more than 50 potentially responsible parties. It is now highly likely that EPA will list the Portland Harbor as a "superfund" site; as a result, PGE did not enter into a Voluntary Agreement with the DEQ. While it is not clear whether the EPA or DEQ will have direct jurisdiction over the Harborton site, investigations of the site will occur. Subsequent investigations will almost certainly be required if any significant soil or groundwater

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



contamination is discovered
during the course of the initial investigation being conducted by PGE. Remedial activities, if any, that PGE may ultimately perform with respect to this matter will depend on the results of its investigations.

PGE does not expect this investigation to have a material adverse impact on the financial condition or results of operations of the Company.

ENERGY EFFICIENCY

On April 25, 2000, the OPUC approved PGE's application to expense all current Demand Side Management (DSM) program expenditures beginning October 1, 2000. This change in accounting will be accompanied by a 1.18% increase in rates. PGE's unamortized DSM investment prior to implementation of the change will continue to be collected in rates and amortized to expense over a five-year period. The approved change in accounting is in response to SB1149, which encourages a competitive marketplace for energy services and provides for a public service charge to fund conservation measures.

FINANCIAL RISK MANAGEMENT

PGE is exposed to market risk arising from the need to purchase power to meet the needs of its retail customers and to purchase fuel for its natural gas fired generating units. The Company uses instruments such as forward contracts, natural gas swaps, and options for the purpose of hedging the impact of market fluctuations on assets, liabilities, production and other contractual commitments. Gains and losses from instruments that reduce commodity price risks are recognized purchased power and fuel expense, or in wholesale revenue. In addition, Company policy allows the use of these instruments for trading purposes in support of its operations; gains or losses on such instruments are recognized in income on a current basis (see Note 3, Price Risk Management, in the Notes to Financial Statements for further information).

The use of derivative commodity instruments by PGE may expose the Company to market risks resulting from adverse changes in commodity prices; the Company actively manages this risk to ensure compliance with its risk management policies.

Market risks associated with commodity derivatives held at December 31, 1999, were not material. During the first quarter of 2000, PGE's market risk profile has changed because of increased electricity and natural gas trading activities. However, due to continuing low trading volume limits, the
Company  has  maintained a limited exposure to market movements.   Although
the Company remains subject to limits on open commodity positions, its maximum value at risk limit, which measures the potential impact of market movements over a given time interval, remains at an immaterial level at March 31, 2000.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



PROPOSED INDEPENDENT TRANSMISSION COMPANY

In December 1999, the FERC issued Order No. 2000 in a continued effort to more efficiently manage transmission, create fair pricing policies, and encourage competition by providing equal access to the nation's electric power grids. The Order encourages all owners of electricity transmission facilities to join Regional Transmission Organizations (RTOs), to be created and implemented by December 15, 2001.

In response to this Order, PGE and five other regional utilities have signed an agreement to study the formation of a for-profit Independent Transmission Company (ITC) that would manage the transmission assets of the participating companies. The proposed ITC, which would be formed by December 15, 2001, could own, lease or maintain high-voltage transmission lines, increasing efficiency and reliability. It would join other organizations as members of RTO West, a non-profit Independent System Operator (ISO), which would control transmission operations and pricing in an eight-state western region.

As the Pacific Northwest faces potential transmission congestion in the future, a large ITC could more quickly implement decisions to add new facilities. PGE believes the development of an ITC would bring benefits to both the Company and its customers as cost and service efficiencies are created through larger scale operations.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 ("Accounting for Derivative Instruments and Hedging Activities"), to be effective January 1, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in either the income statement or the Statement of Shareholders' Equity and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance; however, the statement cannot be applied retroactively. PGE does not plan to adopt SFAS No. 133 early and, based upon analysis performed to date, believes that the statement will not have a material impact on its accounting for price risk management activities or physical based contracts.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although PGE believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, political developments affecting federal and state regulatory agencies, the pace of electric industry deregulation in Oregon and in the United States, environmental regulations, changes in the cost of power and adverse weather conditions during the periods covered by the forward looking statements.

                                PART II


            PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES


                             OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

For further information, see PGE's report on Form 10-K for the year ended December 31, 1999.

COLUMBIA  RIVER  PEOPLE'S UTILITY  DISTRICT  v  PORTLAND  GENERAL  ELECTRIC
COMPANY

On April 21, 1999, CRPUD filed a Notice of Appeal. A briefing and oral argument took place on May 3, 2000. A decision from the Ninth Circuit Court of Appeals may be rendered in 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

   NUMBER   EXHIBIT

       27   Financial Data Schedule - UT
            (Electronic Filing Only)

b.  Reports on Form 8-K

   None.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            PORTLAND GENERAL ELECTRIC COMPANY
                                        (Registrant)



May 10, 2000                By:          /s/ Mary K. Turina

                                             Mary K. Turina
                                         Vice President, Finance
                                   Chief Financial Officer and Treasurer




May 10, 2000                By:          /s/ Kirk M. Stevens

                                             Kirk M. Stevens
                                   Controller and Assistant Treasurer