Form 10-Q
period 2000-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2000-08-10
CIK 784977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from ________________ to _______________ Commission File Number 1-5532-99

PORTLAND GENERAL ELECTRIC COMPANY

(Exact name of registrant as specified in its charter)

Oregon	93-0256820
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2000: 42,758,877 shares of Common Stock, $3.75 par value. (All shares are owned by Enron Corp.)

Definitions
BPA	Bonneville Power Administration
DEQ	Department of Environmental Quality
Enron	Enron Corp.
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
KWh	Kilowatt-Hour
Mill	One tenth of one cent
MWh	Megawatt-hour
OPUC or the Commission	Oregon Public Utility Commission
PGE or the Company	Portland General Electric Company
Trojan	Trojan Nuclear Plant

Part I

Portland General Electric Company and Subsidiaries Consolidated Income Statement (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Millions of Dollars)

Operating Revenues	$430	$294	$827	$593

Operating Expenses
Purchased power and fuel	251	122	453	225
Production and distribution	33	31	59	61
Administrative and other	34	29	69	51
Depreciation and amortization	38	40	77	79
Taxes other than income taxes	15	14	33	31
Income taxes	18	18	44	48
	389	254	735	495

Net Operating Income	41	40	92	98

Other Income (Deductions)
Miscellaneous	3	2	7	6
Income taxes	-	-	1	2
	3	2	8	8

Interest Charges
Interest on long-term debt and other	16	14	31	31
Interest on short-term borrowings	3	2	5	4
	19	16	36	35

Net Income	25	26	64	71

Preferred Dividend Requirement	-	1	1	2

Income Available for Common Stock	$25	$25	$63	$69

Consolidated Statement of Retained Earnings (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Millions of Dollars)

Balance at Beginning of Period	$419	$380	$401	$356
Net Income	25	26	64	71
	444	406	465	427

Dividends Declared
Common stock	20	20	40	40
Preferred stock	-	1	1	2
	20	21	41	42
Balance at End of Period	$424	$385	$424	$385

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries Consolidated Balance Sheet (Unaudited)

	June 30,	December 31,
	2000	1999
	(Millions of Dollars)
Assets
Electric Utility Plant - Original Cost
Utility plant (includes Construction work in progress of
$67 and $44)	$3,357	$3,295
Accumulated depreciation	(1,486)	(1,430)
	1,871	1,865

Other Property and Investments
Contract termination receivable	71	85
Receivable from parent	84	89
Nuclear decommissioning trust, at market value	38	42
Corporate owned life insurance	91	85
Miscellaneous	17	17
	301	318
Current Assets
Cash and cash equivalents	5	-
Accounts and notes receivable	171	140
Unbilled and accrued revenues	39	49
Assets from price risk management activities	177	-
Inventories, at average cost	34	37
Prepayments and other	49	41
	475	267
Deferred Charges
Unamortized regulatory assets	677	691
Miscellaneous	22	26
	699	717
	$3,346	$3,167
Capitalization and Liabilities
Capitalization
Common stock equity
Common stock, $3.75 par value per share, 100,000,000
shares authorized; 42,758,877 shares outstanding	$160	$160
Other paid-in capital - net	480	480
Retained earnings	424	401
Cumulative preferred stock
Subject to mandatory redemption	30	30
Long-term obligations	846	701
	1,940	1,772
Current Liabilities
Long-term debt due within one year	7	32
Short-term borrowings	138	266
Accounts payable and other accruals	176	167
Liabilities from price risk management activities	161	-
Accrued interest	14	11
Dividends payable	1	1
Accrued taxes	23	12
	520	489
Other
Deferred income taxes	342	351
Deferred investment tax credits	33	36
Trojan decommissioning and transition costs	237	234
Unamortized regulatory liabilities	181	197
Miscellaneous	93	88
	886	906
	$3,346	$3,167

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
	2000	1999
	(Millions of Dollars)

Cash Flows From Operating Activities:
Reconciliation of net income to net cash provided by
operating activities
Net income	$64	$71
Non-cash items included in net income:
Depreciation and amortization	77	79
Deferred income taxes	(5)	(4)
Net assets from price risk management activities	(16)	-
Other	9	7
Changes in working capital:
(Increase) Decrease in receivables	(21)	32
Increase (Decrease) in payables	23	(46)
Other working capital items - net	(5)	(9)
Other - net	10	(16)
Net Cash Provided by Operating Activities	136	114

Cash Flows From Investing Activities:
Capital expenditures	(77)	(60)
Other - net	(5)	(4)
Net Cash Used in Investing Activities	(82)	(64)

Cash Flows From Financing Activities:
Repayment of long-term debt	(30)	(27)
Net increase (decrease) in short-term borrowings	(128)	52
Issuance of long-term debt	150	-
Dividends paid	(41)	(41)
Repayment of loans on corporate owned life insurance	-	(32)
Other - net	-	(1)
Net Cash Used in Financing Activities	(49)	(49)

Increase in Cash and Cash Equivalents	5	1
Cash and Cash Equivalents, Beginning of Period	-	4
Cash and Cash Equivalents, End of Period	$5	$5

Supplemental disclosures of cash flow information
Cash paid during the period:
Interest, net of amounts capitalized	$31	$29
Income taxes	36	77

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

At June 30, 2000, PGE's after-tax Trojan plant investment was $143 million. PGE is presently collecting annual revenues of approximately $18 million, representing a return on its undepreciated investment. Revenue amounts reflecting a recovery of a return on the Trojan investment decline through the recovery period, which ends in the year 2011.

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

Note 3 - Price Risk Management

PGE is exposed to market risk arising from the need to purchase power to meet the needs of its retail customers and to purchase fuel for its natural gas fired generating units. The Company uses instruments such as forward contracts, options, and swaps to mitigate risk that arises from market fluctuations of commodity prices. In addition, during the first half of 2000, PGE increased the use of such instruments for trading purposes. Instruments utilized in connection with these trading activities are accounted for as prescribed by Issue 98-10 of the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF 98-10"). Under EITF 98-10, the Company's portfolio of electric forward contracts and natural gas swaps with third parties used in its trading activities are reflected at fair value, with gains and losses included in earnings and shown as "Assets and liabilities from price risk management activities" in the Balance Sheet. Changes in assets and liabilities from energy trading activities result primarily from changes in the valuation of the portfolio of contracts, newly originated transactions, and the timing of settlement. Market prices used to value these transactions reflect management's best estimate considering various factors, including closing exchange and over-the-counter quotations, time value, and volatility factors underlying the commitments.

Unrealized gains and losses from newly originated contracts and the impact of price movements are recorded within "Purchased power and fuel" on the Income Statement. In the first half of 2000, a $16.1 million net gain on electricity trading contracts was recorded, including $11.2 million in the second quarter of the year. In addition, a $0.2 million net loss on natural gas swaps has been recorded, including a $0.1 million gain in the second quarter of the year.

Note 4 - Credit Facilities and Debt

On March 8, 2000, PGE issued $150 million of 7.875% unsecured notes maturing in 2010. On July 27, 2000, PGE completed a $250 million committed credit facility with a group of commercial banks. The new facility consists of two separate agreements, a three-year $150 million facility and a 364-day $100 million facility. The new credit facility, which replaced the Company's separate $200 million and $100 million revolving credit facilities, will be used as backup for commercial paper and borrowings from commercial banks under uncommitted lines of credit, and will serve as the Company's primary source of liquidity. There are no changes to current debt covenants or other restrictions.

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

2000 Compared to 1999 for the Three Months Ended June 30

PGE earned $25 million during the second quarter of 2000, $1 million lower than in the second quarter of 1999. Increased revenues were offset by increased power costs, other operating expenses, and interest charges.

Total operating revenues increased $136 million (46%) compared to the second quarter of 1999, largely due to a significant increase in wholesale energy sales and prices. Wholesale revenues increased $121 million (from $62 million to $183 million), as PGE sold on the wholesale market excess power purchased; wholesale sales increased 61% at average prices that increased 83%. Retail revenues increased $14 million (6%) from last year's second quarter due primarily to higher prices for increased industrial energy sales. Industrial energy sales rose 12% as large paper, chemical, high tech, and metals manufacturers increased their energy use; prices averaged 13% higher than last year due to higher prices indexed to the cost of power. Overall retail energy sales rose slightly as increased sales to commercial and industrial customers were largely offset by decreased residential sales caused by warmer weather during the quarter. Total retail customers increased by about 15,000 (2%) from June 30 of last year.

Megawatt-Hours Sold (thousands)

	2000	1999
Retail	4,484	4,447
Wholesale	4,909	3,053

Purchased power and fuel costs increased $129 million (106%) from last year's second quarter, primarily due to significantly higher power prices and wholesale load. Higher regional power and gas market prices increased the average cost of firm power purchases by 49%; combined with a 39% increase in power purchases, increased combustion turbine generation, and reduced hydro production, PGE's average variable power cost increased almost 74%. Partially offsetting the cost of purchased power and fuel was an approximate $11 million unrealized net gain on electricity trading contracts and natural gas swaps recorded in this year's second quarter (see Note 3, Price Risk Management, in the Notes to Financial Statements for further information).

Total generation decreased 11% with decreased coal and hydro production partially offset by increased production at the Company's combustion turbine generating plants. Generation at the Boardman coal plant decreased 33% from last year due to the plant's maintenance and turbine overhaul closure that extended from May 15 through June 30. Decreased coal-fired generation at both Colstrip and Centralia (sold in late-1999) combined to reduce total Company generation from 28% to 20% of PGE's total system requirement during the second quarter.

	Megawatt/Variable Power Costs
	Megawatt-Hours (thousands)		Average Variable Power Cost (Mills/kWh)

	2000	1999	2000	1999
Generation	1,967	2,201	14.5	8.7
Firm Purchases	7,175	4,776	25.0	16.8
Spot Purchases	628	836	74.6	18.5
Total Send-Out	9,770	7,813	26.9*	15.5*

                                                                                                 (*includes wheeling costs)

Operating expenses (excluding purchased power and fuel, depreciation, and taxes) increased $7 million (12%). Expenses in last year's second quarter were reduced by the effect of the non-recurring capitalization of approximately $4 million in Year 2000 remediation expenses incurred in the first half of the year. In addition, increased expenses were incurred this year for the overhaul of the Boardman plant's turbine generators and for administrative expenses, including Enron overhead costs.

Depreciation and amortization expense decreased $2 million (5%) due to lower amortization of regulatory assets and increased gains on property sales.

Taxes other than income taxes increased $1 million primarily due to increased state property taxes, caused largely by higher assessed values.

Interest charges increased $3 million (19%) due primarily to the March 2000 issuance of $150 million of 7.875% unsecured notes.

2000 Compared to 1999 for the Six Months Ended June 30

PGE earned $64 million during the six months ended June 30, 2000, compared to earnings of $71 million in 1999. An increase in operating revenues was more than offset by increased power costs and other operating expenses during the period.

Total operating revenues increased $234 million (39%) compared to the first half of 1999, largely due to a significant increase in wholesale energy sales and prices. Wholesale revenues increased $209 million (from $87 million to $296 million), as PGE sold on the wholesale market excess power purchased; wholesale sales increased 109% at average prices that increased 63%. Retail revenues increased $22 million (4%) from last year due primarily to higher prices and increased industrial energy sales. Industrial energy sales rose 14% as large paper, chemical, high tech, and metals manufacturers increased their energy use; prices averaged 12% higher than last year due to higher prices for customers whose power prices are indexed to the market cost of power. Overall retail energy sales increased 2.7% as increased sales to commercial and industrial customers were partially offset by decreased residential sales caused by warmer weather during the first half of the year. Total retail customers increased by about 15,000 (2%) from June 30 of  last year. Other operating revenues increased $3 million (26%) due largely to increased sales of natural gas in excess of generation requirements.

Megawatt-Hours Sold (thousands)

	2000	1999
Retail	9,886	9,625
Wholesale	9,190	4,391

Purchased power and fuel costs increased $228 million (101%) due to significantly higher power prices combined with higher wholesale load. Higher regional power and gas market prices increased the average cost of firm power purchases by 44%; combined with a 46% increase in power purchases, increased combustion turbine generation, and reduced hydro production, PGE's average variable power cost increased about 57%. Partially offsetting the cost of purchased power and fuel was an approximate $16 million unrealized net gain on electricity trading contracts and natural gas swaps recorded during the first half of this year (see Note 3, Price Risk Management, in the Notes to Financial Statements for further information).

Company generation increased 11%, with a significant increase in combustion turbine plant generation partially offset by decreases in both coal-fired and hydro generation. Total generation decreased from 32% to 26% of PGE's total system requirement during the first half of the year.

Megawatt/Variable Power Costs
	Megawatt-Hours (thousands)		Average Variable Power Cost (Mills/kWh)

	2000	1999	2000	1999
Generation	5,089	4,604	13.1	8.4
Firm Purchases	13,367	7,981	24.2	16.8
Spot Purchases	1,292	2,033	49.4	16.4
Total Send-Out	19,748	14,618	23.8*	15.2*

(*includes wheeling costs)

Operating expenses (excluding purchased power and fuel, depreciation, and taxes) increased $16 million (14%). Expenses in last year's first half were reduced by the effect of a non-recurring reduction in employee benefit accruals resulting from negotiated changes to union pension and Retirement Savings Plan enhancements. In addition, the Company in this year's first half wrote off $2.4 million of deferred costs related to the proposed sale of its 20% interest in Units 3 and 4 of the Colstrip power plant, approval of which was denied by the OPUC. Other increases include a combined $2.8 million increase in insurance claim provisions and employee health insurance costs, the $1.2 million overhaul of the Boardman plant's turbine generators, and increased administrative expenses, including Enron overhead costs.

Taxes other than income taxes increased $2 million (6%) due to increased payroll taxes and property taxes, caused primarily by higher assessed values. Income taxes decreased $4 million (8%) primarily because of a decrease in taxable income for the first half of the year.

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

Cash provided by operating activities totaled $136 million in this year's first half compared to $114 million in the same period last year. The increase is due primarily to reduced payments for power purchases and income taxes, partially offset by a reduction in payments received for wholesale power sales (reflected in changes in accounts payable and accounts receivable). Reflected within "Other-net" is the accounting effect of significantly reduced major maintenance expenditures at the Coyote Springs combustion turbine generating plant, and a reduction in refunds related to reduced Oregon excise taxes and customer savings under certain energy efficiency programs, as directed by the OPUC.

Investing Activities consist primarily of improvements to PGE's distribution, transmission, and generation facilities, as well as continued energy efficiency program expenditures. Capital expenditures of $77 million through June 30, 2000, were primarily for the expansion and improvement of PGE's distribution system to support the addition of new customers within PGE's service territory.

Financing Activities provide supplemental cash for day-to-day operations and capital requirements as needed. PGE relies on commercial paper borrowings and cash from operations to manage its day-to-day financing requirements. During the first half of 2000, the Company issued $150 million of 7.875% unsecured notes maturing in 2010 and reduced its short-term commercial paper by $128 million. Issuance expenses on the newly-issued notes and payment of conservation bonds are reflected in "Repayment of long-term debt". The Company paid $40 million in common stock dividends to its parent and $1 million in preferred stock dividends during the first half of 2000. On July 27, 2000, PGE completed a $250 million committed credit facility with a group of commercial banks. (see Note 4, Credit Facilities and Debt, in the Notes to Financial Statements for further information).

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of June 30, 2000, PGE has the capability to issue preferred stock and additional First Mortgage Bonds in amounts sufficient to meet its capital requirements.

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

On July 26, 2000, the FERC directed Sierra to provide, within 30 days, additional information, including further data and analysis on the effect of the proposed acquisition on competition in the western United States. On July 27, 2000, the Nuclear Regulatory Commission (NRC) approved the proposed acquisition, concluding that it will not impede PGE's decommissioning work at the Trojan Nuclear Plant. PGE testimony has been filed with the OPUC and proceedings are continuing; a settlement conference is scheduled on August 9 and 10 and a hearing is scheduled on August 30.

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

In October 1999, the OPUC began a series of workshops designed to discuss the issues associated with SB1149 and to develop administrative rules for implementation of the law. In February 2000, the OPUC began its formal rulemaking process with the expectation that rules enabling utilities to develop tariffs will be adopted in August 2000. PGE is participating in this rulemaking process. Additional rulemakings regarding non-tariff-related items are also expected. PGE expects to file its restructuring plan, including associated tariffs, in time to allow for direct access by October 1, 2001. In accordance with a March 17, 2000, rate order from the OPUC, PGE is deferring incremental costs of implementing SB1149 for recovery in future electricity rates; at June 30, 2000, such costs total approximately $0.2 million.

Power Cost Rate Adjustment

In August 2000, PGE plans to file with the OPUC a request to increase authorized rates to recover the increased costs of purchased power and fuel. The amount of such adjustment would be based upon the effect of power cost increases on the Company. It is proposed that such adjustment become effective beginning January 1, 2001, and extend until new general rates become effective on or about October 1, 2001.

Retail Customer Growth and Energy Sales

Weather adjusted retail energy sales grew by 3.8% for the six months ended June 30, 2000, compared to the same period last year. Manufacturing sector energy sales increased 11.2% as large paper, chemical, high tech, and metals manufacturers significantly increased their energy usage. Commercial sales growth remains strong at 3.6% over last year. Sales to residential customers, however, decreased 0.7% in the first half of the year. PGE forecasts retail energy sales growth of approximately 3% in 2000.

Residential Exchange Program

The September 1998 Residential Exchange Termination Agreement with the Bonneville Power Administration provided for a total of $34.5 million in BPA payments to PGE over two years, along with a continuation of benefits to PGE's residential and small farm customers through at least the June 2001 termination of the agreement. Through June 30, 2000, PGE has received approximately $33.7 million in payments, with the remaining $0.8 million to be received by September 2000. Such exchange benefits continue to be passed directly to PGE's customers in the form of price adjustments contained in OPUC-approved tariffs.

Power Supply

Hydro conditions in the region are below normal this year, with current projections forecasting the January-to-July runoff at 92% of normal, compared to 116% of normal last year. A significant number of salmon species in the Pacific Northwest have been granted or are being evaluated for protection under the federal Endangered Species Act (ESA). Although the impacts to date have been minimal for PGE and current hydro conditions are favorable, efforts to restore salmon may continue to reduce the amount of water available for generation. PGE's base of hydro and thermal generating capacity and the electric generating capability in the Western U.S. provide PGE the flexibility needed to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers.

Asset Sales

Pursuant to the voter-approved annexation of PGE service territory in four Columbia County cities to the Columbia River People's Utility District (CRPUD) and the Clatskanie Public Utility District (CPUD), the parties have entered into definitive agreements, which are subject to approval by the OPUC. On February 24, 2000, PGE filed for Commission approval two proposed Service Territory Transfer Agreements, and on April 10, 2000, the Company filed a proposed Asset Purchase Agreement. Issues related to the proposed transfer and sale were addressed pursuant to an OPUC-established schedule, which included a public hearing in June 2000. In an order issued in early August 2000, the OPUC approved the proposed agreements.

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

On July 21, 2000, PGE sold its rights to build a combined cycle gas turbine power plant adjacent to its Coyote Springs 1 combustion turbine generating plant, along with its 50% interest in the plants' common facilities, to Avista Corp. for approximately $14.2 million.  Avista Corp. plans to build a 280-MW combined cycle gas turbine power plant on the site, which is scheduled for completion in June 2002. The new Coyote Springs 2 power plant will be owned by Avista Power LLP and operated by PGE under a 15-year operations and maintenance contract.  The net gain on the sale, approximately $10.6 million, is anticipated to be deferred for future refund to ratepayers.

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

Environmental Matter

A 1997 investigation of a portion of the Willamette River known as the Portland Harbor conducted by a U.S. Environmental Protection Agency (EPA) contractor revealed significant contamination of sediments within the harbor. In September 1999, the Oregon Department of Environmental Quality (DEQ) asked that PGE perform a voluntary remedial investigation of its Harborton Substation site to confirm whether any regulated hazardous substances had been released from the substation property into the harbor. Based on analytical results from the 1997 study, the EPA is planning to include Portland Harbor on the federal National Priority list pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act. While PGE does not believe that it is responsible for any contamination in Portland Harbor, on May 30, 2000, PGE entered into a "Voluntary Agreement for Remedial Investigation and Source Control Measures" with the DEQ, in which the Company agrees to voluntarily complete a remedial investigation at the Harborton site under terms of the Agreement and Scope of Work. In conjunction with such agreement, PGE has also submitted a pre-remedial investigation work plan for DEQ review and approval. It appears EPA or DEQ may share direct jurisdiction over the Harborton site. Investigations of the site by PGE will occur, with subsequent investigations expected if significant soil or groundwater contamination is discovered. Remedial activities, if any, that PGE may ultimately perform with respect to this matter will depend on the results of its investigations.

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

Financial Risk Management

PGE is exposed to market risk arising from the need to purchase power to meet the needs of its retail customers and to purchase fuel for its natural gas fired generating units. The Company uses instruments such as forward contracts, natural gas swaps, and options for the purpose of hedging the impact of market fluctuations on assets, liabilities, production, and other contractual commitments. Gains and losses from instruments that reduce commodity price risks are recognized in purchased power and fuel expense, or in wholesale revenue. In addition, Company policy allows the use of these instruments for trading purposes in support of its operations; gains or losses on such instruments are recognized within "Purchased power and fuel" expense on PGE's Income Statement (see Note 3, Price Risk Management, in the Notes to Financial Statements for further information).

The use of derivative commodity instruments by PGE may expose the Company to market risks resulting from adverse changes in commodity prices; the Company actively manages this risk to ensure compliance with its risk management policies.

Market risks associated with commodity derivatives held at December 31, 1999, were not material. During the first half of 2000, PGE's market risk profile has changed because of increased electricity and natural gas trading activities. However, due to continuing low trading volume limits, the Company has maintained a limited exposure to market movements. The Company is subject to limits on open commodity positions and value at risk, which measures the potential impact of market movements over a given time interval. Value at risk remains at an immaterial level at June 30, 2000.

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

In response to this Order, PGE and five other regional utilities have signed an agreement to study the formation of a for-profit Independent Transmission Company (ITC) that would manage the transmission assets of the participating companies. The proposed ITC could own, lease or maintain high-voltage transmission lines, increasing efficiency and reliability. It would join other transmission owners as members of RTO West, a non-profit Independent System Operator (ISO), which would control transmission operations and pricing in an eight-state western region.

A Regional Representative Group (RRG), comprised of industry, governmental agencies, consumer and environmental representatives, the region 's major jurisdictional utilities and BPA, has been formed to address issues and recommend approaches to the successful formation of an RTO. Participating utilities are required to file their proposal with the FERC by October 15, 2000.

As the Pacific Northwest faces potential transmission congestion in the future, a large ITC could more quickly implement decisions to add new facilities. PGE believes the development of an ITC would bring benefits to both the Company and its customers as cost and service efficiencies are created through larger scale operations.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in either the income statement or the Statement of Shareholders' Equity and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance; however, the statement cannot be applied retroactively. PGE does not plan to effect the early adoption of SFAS No. 133, as important interpretations regarding implementation continue to be made. In June 2000, the FASB - issued SFAS No. 138, which amended certain guidance within SFAS No. 133. PGE believes that SFAS No. 133 (as amended) will not have a material impact on its accounting for price risk management activities but has not yet quantified the effect on its hedging activities or physical based contracts.

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

Columbia River People's Utility District v Portland General Electric Company

On April 21, 1999, CRPUD filed a Notice of Appeal. On May 3, 2000, the Ninth Circuit Court of Appeals heard oral arguments on the PUD's appeal challenging the assertion it must pursue its anti-trust claims against PGE at the state level. On July 18, 2000, the Ninth Circuit Court affirmed the March 24, 1999, decision of the Federal District Court's Summary Judgment in favor of PGE.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Number Exhibit

27 Financial Data Schedule - UT

(Electronic Filing Only)

b. Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          PORTLAND GENERAL ELECTRIC COMPANY

                                             (Registrant)

August 9, 2000	By:	/s/ Mary K. Turina
Mary K. Turina Vice President, Finance Chief Financial Officer and Treasurer

August 9, 2000	By:	/s/ Kirk M. Stevens
Kirk M. Stevens Controller and Assistant Treasurer