Form 10-Q
period 2001-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2001-05-11
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from ________________ to _______________ Commission File Number 1-5532-99

PORTLAND GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)
Oregon		93-0256820
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2001: 42,758,877 shares of Common Stock, $3.75 par value. (All shares are owned by Enron Corp.)

  Table of Contents

Page
Number
Definitions	2
Part I. Financial Information
Item 1. Financial Statements

Consolidated Income Statement	3
Consolidated Statement of Retained Earnings	3
Consolidated Balance Sheet	4
Consolidated Statement of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	13

Part II. Other Information

Item 1. Legal Proceedings	22
Item 6. Exhibits and Reports on Form 8-K	22
Signature Page	23

Definitions

BPA	Bonneville Power Administration
CUB	Citizens' Utility Board
Enron	Enron Corp.
FERC	Federal Energy Regulatory Commission
KWh	Kilowatt-Hour
Mill	One tenth of one cent
MWh	Megawatt-hour
OPUC or the Commission	Oregon Public Utility Commission
PGE or the Company	Portland General Electric Company
Trojan	Trojan Nuclear Plant
URP	Utility Reform Project

PART I

Portland General Electric Company and Subsidiaries Consolidated Income Statement (Unaudited)
	Three Months Ended
	March 31,
	2001	2000
	(Millions of Dollars)

Operating Revenues	$766	$397

Operating Expenses
Purchased power and fuel	582	202
Production and distribution	24	26
Administrative and other	28	35
Depreciation and amortization	41	39
Taxes other than income taxes	17	18
Income taxes	24	26
	716	346
Net Operating Income	50	51

Other Income (Deductions)
Miscellaneous	(2)	4
Income taxes	2	1
	-	5
Interest Charges
Interest on long-term debt and other	18	15
Interest on short-term borrowings	-	2
	18	17

Income before cumulative effect of a change in accounting principle	32	39
Cumulative effect of a change in accounting principle, net of related
taxes of $(6)	11	-

Net Income	43	39

Preferred Dividend Requirement	1	1

Income Available for Common Stock	$42	$38

Consolidated Statement of Retained Earnings (Unaudited)
	Three Months Ended
	March 31,
	2001	2000
	(Millions of Dollars)

Balance at Beginning of Period	$459	$401
Net Income	43	39
	502	440
Dividends Declared
Common stock	20	20
Preferred stock	1	1
	21	21
Balance at End of Period	$481	$419

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries Consolidated Balance Sheet (Unaudited)
	March 31,	December 31,
	2001	2000
	(Millions of Dollars)
Assets

Electric Utility Plant - Original Cost
Utility plant (includes construction work in progress of $102 and $78)	$3,471	$3,423
Accumulated depreciation	(1,568)	(1,532)
	1,903	1,891
Other Property and Investments
Contract termination receivable	50	57
Receivable from parent	77	80
Nuclear decommissioning trust, at market value	34	33
Trust owned life insurance	81	86
Miscellaneous	32	21
	274	277
Current Assets
Cash and cash equivalents	9	60
Accounts and notes receivable	340	287
Unbilled and accrued revenues	48	60
Assets from price risk management activities	315	279
Inventories, at average cost	36	31
Prepayments and other	73	61
	821	778
Deferred Charges
Unamortized regulatory assets	474	484
Miscellaneous	18	22
	492	506
	$3,490	$3,452
Capitalization and Liabilities
Capitalization
Common stock equity
Common stock, $3.75 par value per share, 100,000,000
shares authorized; 42,758,877 shares outstanding	$160	$160
Other paid-in capital - net	480	480
Retained earnings	481	459
Accumulated other comprehensive income	31	-
Cumulative preferred stock
Subject to mandatory redemption	30	30
Long-term obligations	781	798
	1,963	1,927
Current Liabilities
Long-term debt due within one year	68	52
Short-term borrowings	-	16
Accounts payable and other accruals	225	286
Liabilities from price risk management activities	220	266
Customer deposits	213	139
Deferred income taxes	37	5
Accrued interest	13	14
Dividends payable	1	1
Accrued taxes	15	8
	792	787
Other
Deferred income taxes	355	360
Deferred investment tax credits	25	27
Trojan decommissioning and transition costs	215	218
Unamortized regulatory liabilities	35	34
Miscellaneous	105	99
	735	738
	$3,490	$3,452

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
	2001	2000
	(Millions of Dollars)

Cash Flows From Operating Activities:
Reconciliation of net income to net cash provided by
operating activities
Net income	$43	$39
Non-cash items included in net income:
Cumulative effect of a change in accounting principle, net of tax	(11)	-
Depreciation and amortization	41	39
Deferred income taxes	1	-
Net assets from price risk management activities	(12)	(5)
Other non-cash income and expenses (net)	-	4
Changes in working capital:
(Increase) decrease in receivables	(41)	(2)
Increase (decrease) in payables	20	(2)
Other working capital items - net	(18)	(10)
Other - net	9	2
Net Cash Provided by Operating Activities	32	65

Cash Flows From Investing Activities:
Capital expenditures	(49)	(28)
Other - net	4	1
Net Cash Used in Investing Activities	(45)	(27)

Cash Flows From Financing Activities:
Net decrease in short-term borrowings	(16)	(163)
Repayment of long-term debt	(1)	(3)
Issuance of long-term debt	-	150
Dividends paid	(21)	(21)
Net Cash Used in Financing Activities	(38)	(37)

Increase (Decrease) in Cash and Cash Equivalents	(51)	1
Cash and Cash Equivalents, Beginning of Period	60	-
Cash and Cash Equivalents, End of Period	$9	$1

Supplemental disclosures of cash flow information
Cash paid during the period:
Interest, net of amounts capitalized	$15	$13
Income taxes	20	14

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Principles of Interim Statements

The interim financial statements have been prepared by PGE and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim period presented. Certain information and footnote disclosures made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on the estimates of operating time expired, benefit received or activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is PGE's opinion that, when the interim statements are read in conjunction with the 2000 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading.

Reclassifications - Certain amounts in prior years have been reclassified to conform to current year presentation.

Note 2 - Legal Matters

Trojan Investment Recovery - In 1993, PGE sought full recovery of and a rate of return on its Trojan plant costs, including decommissioning, in a general rate case filing with the OPUC. The filing was a result of PGE's decision earlier in the year to cease commercial operation of Trojan as a part of its least cost planning process. In 1995, the OPUC issued a general rate order which granted the Company recovery of, and a rate of return on, 87% of its remaining investment in Trojan plant costs and full recovery of its estimated decommissioning costs through 2011.

Numerous challenges, appeals and requested reviews have been filed in Marion County, Oregon Circuit Court, Oregon Court of Appeals and with the Oregon Supreme Court on the issue of the OPUC's authority under Oregon law to grant recovery of and a return on the Trojan investment. The primary plaintiffs in the litigation have been the Citizens' Utility Board (CUB) and the Utility Reform Project (URP). Rulings issued to date by the Circuit Court and the Court of Appeals have been inconsistent on the issue. The Court of Appeals issued the latest ruling in 1998, stating that the OPUC does not have the authority to allow PGE to recover a return on the Trojan investment, but upheld the OPUC's authorization of PGE's recovery of the Trojan investment. PGE and the OPUC requested the Oregon Supreme Court to conduct a review of the Court of Appeals decision on the return on investment issue. In addition, URP requested the Oregon Supreme Court to review the Court of Appeals decision on the return of investment issue. The Supreme Court has indicated it will conduct a review.

In 2000, PGE entered into settlement agreements with CUB and the staff of the OPUC of the litigation related to PGE's recovery of its investment in the Trojan plant. Under the agreements, CUB agreed to withdraw from the litigation and support the settlement as the means to resolve the Trojan litigation. The settlement, which was approved by the OPUC, allowed PGE to remove from its balance sheet the remaining before-tax investment in Trojan of approximately $180 million at September 30, 2000, along with several largely offsetting regulatory liabilities. The largest of such amounts consisted of before-tax credits of approximately $79 million in customer benefits related to the previous settlement of power contracts with two other utilities and about $80 million remaining obligation under terms of the Enron/PGC merger. The settlement also allows PGE recovery of approximately $47 million in income tax benefits related to the Trojan investment which had been flowed to customers in prior years; such amount is being recovered from PGE customers, with no return on the unamortized balance, over an approximate five year period. After offsetting the investment in Trojan with these credits and prior tax benefits, the remaining Trojan regulatory asset balance of approximately $5 million (after tax) was expensed. As a result of the settlement, PGE's investment in Trojan is no longer included in rates charged to customers, either through a return of or a return on that investment. The URP has challenged the settlement agreements and the OPUC order. Collection of decommissioning costs at Trojan is unaffected by the settlement agreements or the OPUC order.

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

Note 3 - Price Risk Management

PGE engages in both wholesale trading and non-trading activities in certain energy-related commodity contracts. On January 1, 2001, PGE adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires that derivative instruments be recorded on the balance sheet as an asset or liability measured at fair value and that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 requires that as of the date of adoption, the difference between the fair value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

Trading Activities

PGE engages in trading activities with other utilities and power marketers, currently utilizing electricity forward contracts and natural gas swaps and futures, to take advantage of price movements in electricity and natural gas in order to optimize the results of its operations. Under SFAS No. 133, changes in the fair value of such derivative instruments are reflected in current earnings in purchased power and fuel expense.

In the first quarter of 2001, PGE recorded in earnings an after-tax unrealized gain of $8 million on electricity forward contracts and natural gas swaps and futures. Future changes in the fair value of electricity forward contracts and natural gas swaps and futures entered into for trading purposes will continue to be reflected in current earnings. Previously, gains and losses from energy trading contracts were included in earnings under Emerging Issues Task Force (EITF) Issue 98-10, "Accounting for Energy Trading and Risk Management Activities". As a result, no transition adjustment was recorded upon adoption of SFAS No. 133.

Non-Trading Activities

PGE also enters into commodity contracts primarily for the purpose of managing its exposure to market fluctuations on commodity prices to achieve lower net power costs for its retail customers. Currently, the Company utilizes electricity and natural gas forward contracts and natural gas swaps to mitigate the impact of such market volatility.

As PGE's primary business is to serve its retail customers, electricity and natural gas forward contracts that are anticipated to serve the Company's regulated retail load are considered subject to the "normal purchases and normal sales" exception of SFAS No. 133. Other non-trading activities consist of certain natural gas forwards and swaps that qualify as cash flow hedges of forecasted transactions, and certain natural gas swaps with no hedging designation. Such activities are intended to protect against variability in expected future cash flows due to associated price risk and are utilized to manage overall fuel costs for PGE's retail customers.

Electricity and natural gas forward contracts subject to the "normal purchases and normal sales" exception of SFAS No. 133 are not required to be recorded at fair value. As required by SFAS No. 133, gains and losses from natural gas forward and swap contracts that qualify as cash flow hedges are recorded in Other Comprehensive Income (OCI), a component of common equity. These gains and losses from cash flow hedges will be reclassified from OCI to earnings in purchased power and fuel expense upon transaction settlement. Gains and losses from natural gas swaps with no hedging designation are recorded currently in earnings in purchased power and fuel expense.

Upon adoption of SFAS No. 133 on January 1, 2001, PGE recorded in earnings an after-tax gain of $11 million from a cumulative effect of a change in accounting principle. This transition adjustment represents the fair value of non-trading natural gas swaps in PGE's retail portfolio. The Company also recorded in earnings an after-tax first quarter unrealized loss of $1 million on non-trading natural gas swaps.

Also, upon adoption of SFAS No. 133 on January 1, 2001, PGE recorded in OCI a cumulative effect adjustment of $35 million (after-tax), representing the fair value of certain non-trading natural gas forward contracts and natural gas purchase swaps used to manage the price of anticipated natural gas purchases. In the first quarter of the year, a $4 million after-tax gain in new contracts and changes in fair values was recognized in OCI; in addition, an $8 million after-tax gain was reclassified to earnings from OCI for contracts that settled during the period. No gains or losses were reclassified into earnings during the quarter for the discontinuance of cash flow hedges or for hedge ineffectiveness. As of March 31, 2001, the maximum length of time over which PGE is hedging its exposure to such transactions is two years. Of the $35 million transition adjustment, $8 million was reclassified into earnings in the first quarter of 2001, with an estimated $16 million to be reclassified to earnings in the remaining nine months of the year. The Company estimates that of the $31 million OCI balance at March 31, 2001, gains totaling $24 million will be reclassified into earnings within the next twelve months.

The impact of PGE's adoption of SFAS No. 133 is dependent upon certain pending interpretations of the statement, which are currently under consideration, including those related to the application of the normal purchases and normal sales exception (i.e. electric utility's practice of "bookouts" and "net scheduling" of power contracts). For purposes of determining the impact upon adoption, the Company has elected to treat under the normal purchases and normal sales exception certain contracts for the purchase and sale of electricity that may be booked out or net scheduled. The interpretation of this issue is currently under consideration by the Financial Accounting Standards Board (FASB).

If the FASB ultimately rules that bookouts and net scheduling meet the net settlement provisions of the statement, as amended, then the affected power contracts would not qualify for the normal purchases and normal sales exception and would be required to be fair valued pursuant to SFAS No. 133. This may cause the amounts stated above and the relative impact on PGE's financial statements to be materially different. However, pursuant to the regulatory process, the Company believes that any required revision that may impact PGE's results of operations and financial condition would be mitigated by the application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation".

Note 4 - Comprehensive Income

PGE's comprehensive income, net of taxes, is as follows (in millions):

	Three Months Ended
	March 31,
	2001	2000
Net Income	$43	$39
Other comprehensive income:
Unrealized gains on derivatives classified as cash flow hedges:
Unrealized holding gain due to cumulative effect of change
in accounting principle, net of related taxes of ($23)	35	-
Other unrealized holding gains arising during the period,
net of related taxes of ($3)	4	-
Less: reclassification adjustment for gains included in net
income, net of related taxes of $5	(8)	-
Total	$31	$-
Total comprehensive income	$74	$39

Note 5 - Power Cost Mechanism

As PGE's generation and long-term power contracts provide only a portion of its customers' load, the Company has relied increasingly upon short-term wholesale power purchase contracts and wholesale spot market purchases. To assure supply and reliability to its retail customers, PGE buys and sells power in a wholesale market in which prices have become increasingly volatile.

On February 20, 2001, the OPUC authorized PGE to defer, for future ratemaking treatment, any changes from net variable power costs which differ from a baseline approved by the Commission. Under the mechanism, PGE shares with its retail customers any changes in retail power costs outside of a pre-determined range, from a baseline amount of $176 million, for the period January through September 2001. PGE expects to recover, or refund, one-half (50%) of retail power costs that deviate from the baseline by more than $35 million, up to $56 million, and 90% of retail power costs that deviate from the baseline by more than $56 million.

In a subsequent proceeding, PGE will request the recovery (or refund) of the deferred amount in accordance with the mechanism described above. The amount expected to be recovered from, or refunded to, customers is included within unamortized regulatory assets or liabilities on the balance sheet and within depreciation and amortization expense on the income statement.

In the first quarter of 2001, PGE's net variable power costs, as calculated under terms agreed to with the OPUC, exceeded the year-to-date baseline amount. Under terms of the power cost mechanism, approximately $3.5 million was deferred, representing one-half of the $7 million in calculated excess variable power costs. Due to continued power cost volatility in the region, the Company cannot estimate the amount of deferred costs at the end of the nine-month period covered by this mechanism. Any amount to be collected from, or refunded to, customers would be subject to events over the next six months and a review by the Commission.

Note 6 - Receivables - California Wholesale Market

As of March 31, 2001, PGE had approximately $128 million of accounts receivable that may be affected by the financial condition of two major California utilities. Remaining payments totaling approximately $56 million were owed by Southern California Edison Company (SCE) under terms of a 1996 agreement providing for the termination of a Power Sales Agreement between the two companies. SCE has made its scheduled monthly payments in 2001 under the termination agreement. In addition, balances of approximately $63 million and $9 million were owed the Company by the California Independent System Operator (ISO) and California Power Exchange (PX), respectively, for wholesale electricity sales made from November 2000 through February 2001. The Company estimates the majority of this amount was for sales by the ISO and PX to SCE and Pacific Gas & Electric Company (PG&E).

PGE made limited sales to the ISO and PX in early 2001, primarily under federal order. On March 9, 2001, the FERC issued an order directing 13 electricity suppliers, including PGE, to supply additional information regarding January 2001 and February 2001 wholesale power sales to California. Such order includes a potential refund of approximately $3.2 million applicable to PGE. In accordance with the order, the Company has responded with an initial filing containing additional information regarding the applicable sales. The FERC has in turn responded with a request for further information; the Company is in the process of compiling additional data in response to this request.

On March 9, 2001, the PX filed for bankruptcy, and on April 6, 2001, PG&E filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, PG&E retains control of its assets and is authorized to operate its business as a debtor in possession while subject to the jurisdiction of the Bankruptcy Court.

Several options are being considered within the state of California to resolve these issues, with the governor, state legislature, and others actively working towards resolution. Such options include the sale of SCE's transmission assets to the State, with the proceeds used to pay outstanding power purchase obligations, and recent legislation authorizing the state's Department of Water Resources to buy power on behalf of the state's utility customers, funded from the sale of bonds issued by the State.

PGE is pursuing collection of all past due amounts. It has established a general credit reserve for amounts due under its wholesale electricity contracts totaling $15.4 million at March 31, 2001.

PGE has retained legal counsel on the bankruptcy matter and has numerous options, including legal, regulatory, and other means to pursue collection of amounts ultimately not received. Due to uncertainties surrounding both the bankruptcy filing and the California power situation, management cannot predict the ultimate realization of these receivables, nor can it reasonably estimate any possible loss.

Management believes that the ultimate outcome of these matters will not have a material adverse impact on the financial condition of the Company. However, it may have a material impact on the results of operations for future reporting periods.

Note 7 - Trojan Decommissioning

In the first quarter of 2001, contractual issues were resolved with the vendor that was to provide the storage containers required for the Independent Spent Fuel Storage Installation (ISFSI) project at Trojan. A new contract was signed with another vendor for the completion of ISFSI fuel loading. Pending license amendment and approval by the Nuclear Regulatory Commission, fuel-loading activity will resume in the fourth quarter of 2002, with completion expected by the end of 2003. It is not expected that this change will materially affect the Company's total decommissioning cost estimate.

Note 8 - Subsequent Event

Enron and Sierra Pacific Resources announced on April 26, 2001, that they have entered into a mutual agreement to terminate their purchase and sale agreement for PGE. In anticipation of the proposed sale, PGE capitalized certain system integration costs, the disposition of which has not yet been determined.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations

The following review of PGE's results of operations should be read in conjunction with the Consolidated Financial Statements.

Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and fuel costs, quarterly operating earnings are not necessarily indicative of results to be expected for calendar year 2001.

2001 Compared to 2000 for the Three Months Ended March 31

PGE earned $43 million in the first quarter of 2001 compared to $39 million in 2000. The results include a positive $11 million cumulative effect of a change in accounting principle resulting from the Company's adoption on January 1, 2001 of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (see Note 3, Price Risk Management, in the Notes to Financial Statements for further information).

Income before the effect of the accounting change was $32 million, a $7 million decrease from the first quarter of 2000. Such decrease was due primarily to losses in the market value of trust owned life insurance assets. Lower margins on energy sales were largely offset by decreased operating expenses during the quarter.

Total operating revenues increased $369 million (93%) compared to the first quarter of 2000, due almost entirely to higher prices for energy sold in the wholesale market. Wholesale revenues increased $366 million (from $114 million to $480 million), as prices rose almost six-fold from last year's first quarter due to the combined effect of higher natural gas prices, below normal hydro conditions, and market forces within the region. Wholesale sales volume decreased 36%, as available power purchases were used to replace lower hydro generation to meet first quarter retail load requirements. Retail revenues decreased about $1 million on energy sales that decreased about 4% from last year's first quarter, as mild weather and conservation offset an approximate 4,800 increase in the average number of retail customers served. Other operating revenues increased $4 million due to higher sales of natural gas, as the Company's Beaver turbine generating plant economically utilized oil during part of the first quarter.

Megawatt-Hours Sold (thousands)

	2001	2000
Retail	5,191	5,402
Wholesale	2,739	4,281

Purchased power and fuel costs increased $380 million due to significantly higher power prices. Due to both higher regional power and natural gas market prices, the average cost of firm power purchases increased almost four-fold from last year's first quarter. Combined with higher prices for spot market purchases, reduced hydro production, and increased combustion turbine generation, PGE's average variable power cost more than tripled (for further information, see "Power Supply" in the Financial and Operating Outlook section). Partially offsetting the effect of the increased average cost of purchased power and fuel was an approximate 17% decrease in total system load, as both wholesale and retail energy sales decreased from last year's first quarter. In addition, a $7 million increase in unrealized gains on electricity trading contracts and natural gas swaps further offset the effect of the increased average cost (see Note 3, Price Risk Management, in the Notes to Financial Statements for further information).

Company generation increased 5%, with increased combustion turbine and coal-fired generation partially offset by hydro production that decreased by about one-third due to lower stream flows. Total generation increased from 31% to 39% of PGE's total system requirement during the first quarter of 2001.

	Megawatt/Variable Power Costs
	Megawatt-Hours (thousands)		Average Variable Power Cost (Mills/kWh)

	2001	2000	2001	2000
Generation	3,288	3,121	24.4	12.1
Firm Purchases	4,337	6,192	91.2	23.3
Spot Purchases	628	664	173.9	25.5
Total Send-Out	8,253	9,977	71.9*	20.8*

                                                                                               (*includes wheeling costs)

Operating expenses (excluding purchased power and fuel, depreciation, and taxes) decreased $9 million. In the first quarter of 2000, the Company recorded provisions of $2.4 million and $1.5 million, respectively, for deferred costs related to the proposed sale of its 20% interest in Units 3 and 4 of the Colstrip power plant and for increased insurance claims. (The Colstrip sale was denied by the OPUC and the Company is seeking rate recovery of certain related costs). In addition, lower expenses in this year's first quarter include $5 million in employee health insurance and other benefit costs, $2 million in outage repair and distribution maintenance due to milder weather, and $6 million in administrative expenses, including the timing of allocated overhead costs from Enron.  Partially offsetting these reductions was the effect of PGE's terminated membership in Nuclear Electric Insurance Limited, from which $5 million in refunds were received in last year's first quarter, and a $3 million increase in customer service and energy efficiency expenses in this year's first quarter. Energy efficiency expenditures, deferred and amortized prior to October 1, 2000, are now expensed currently.

Depreciation and amortization expense increased $2 million, due primarily to a net increase in regulatory amortization. Increased amortization related to last year's Trojan settlement agreement was partially offset by other decreases, including that related to the power cost mechanism that became effective January 1, 2001 (see Note 5, Power Cost Mechanism, in the Notes to Financial Statements for further information).

Other income decreased $5 million, primarily due to a loss in the market value of trust owned life insurance assets. An approximate $5 million loss in the value of such assets is reflected in this year's first quarter, compared to a $6 million gain last year. This year's loss was partially offset by an approximate $3 million increase in interest income, including that related to Company subsidiaries and to the temporary investment of wholesale trading deposits. In addition, non-recurring charges of $2 million were incurred in last year's first quarter related to the amortization of Year 2000 remediation costs.

Interest charges increased $1 million (6%), caused primarily by the replacement of short-term debt with higher interest long-term debt, as $150 million of 7.875% unsecured notes were issued in March 2000.

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

Cash provided by operating activities totaled $32 million in this year's first quarter compared to $65 million in the same period last year. The decrease is due primarily to increased accounts receivable from wholesale electricity sales and an increase in payments to power suppliers. This was partially offset by the receipt of $74 million in deposits from wholesale electricity customers.

Investing Activities consist primarily of improvements to PGE's distribution, transmission, and generation facilities. Capital expenditures in the first quarter of 2001 exceeded last year's first quarter primarily due to the continued expansion and improvement of PGE's distribution system to support new customers. In addition, costs of a new 24.5 megawatt combustion turbine plant and certain large transmission substation and production plant improvements were incurred in this year's first quarter.

Financing Activities provide supplemental cash for day-to-day operations and capital requirements as needed. PGE relies on commercial paper borrowings and cash from operations to manage its day-to-day financing requirements. During the first quarter of 2001, the Company reduced its short-term commercial paper by $16 million. The Company paid $20 million in common stock dividends to its parent and $1 million in preferred stock dividends during the first quarter.

On April 30, 2001, in response to the announcement that Enron and Sierra Pacific Resources had terminated their purchase and sale agreement for the Company, Moody's Investors Services removed its "Review for Possible Downgrade" rating on PGE's debt and reaffirmed the Company's rating outlook as 'stable'. Also, on May 1, 2001, Standard and Poor's revised its ratings on the Company from CreditWatch with negative implications to CreditWatch with developing implications in response to the announcement.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of March 31, 2001, PGE has the capability to issue preferred stock and additional First Mortgage Bonds in amounts sufficient to meet its anticipated capital requirements.

Financial and Operating Outlook

Proposed Acquisition

Enron and Sierra Pacific Resources announced on April 26, 2001, that they have entered into a mutual agreement to terminate their purchase and sale agreement for PGE. The decision to terminate the November 1999 agreement was based upon the regulatory and legislative environment resulting from the effect of recent events in California and Nevada energy markets on the buyer.

Restructuring

PGE filed a restructuring plan, including associated tariffs, with the OPUC in October 2000. Such plan includes a request for increased revenues as well as rules and rate schedules that will allow the Company to implement direct access to energy suppliers by industrial and commercial customers, as provided for in State Senate Bill 1149 (SB1149), enacted in 1999. Under the plan, residential customers will be able to purchase electricity from a "portfolio" of options that will include a cost-of-service rate, a new renewable resource rate, and a market-based rate.

On March 7, 2001, the Company entered into a stipulation with OPUC staff and another party to the rate proceeding that addressed all revenue requirement issues other than return on equity and variable power costs. Not all parties to the proceeding signed the stipulation. The Commission is expected to issue a ruling in August 2001.

In accordance with a March 2000 accounting order from the OPUC, PGE is deferring incremental costs of implementing SB1149 for recovery in future electricity rates; at March 31, 2001, such costs totaled approximately $6 million.

During the current 2001 session of the Oregon legislature, several bills have been introduced to amend or delay the implementation of SB1149, restructuring provisions of which are separate from PGE's requested rate increase. PGE expects to implement new rates, as supported by its restructuring plan, regardless of legislative action that may amend or delay the provisions of SB1149.

Retail Customer Growth and Energy Sales

Weather adjusted retail energy sales decreased by 2.2% for the three months ended March 31, 2001, compared to the same period last year. The decrease is partially attributable to the transfer of approximately 7,150 retail customers to two public utility districts in the third quarter of 2000, pursuant to the sale of a portion of PGE's service territory. Manufacturing and commercial sector energy sales were flat compared to the first quarter of 2000, due in part to the effect of the Company's Demand Buyback program, in which PGE pays large customers to reduce their load during peak demand periods. With the exception of high tech and metals, energy sales to all manufacturing segments decreased. Sales to residential customers decreased 4.7% in the first quarter due primarily to conservation. PGE forecasts retail energy sales growth will remain flat for the remainder of 2001. (The accompanying graph excludes the effect of the third quarter 2000 transfer of customers pursuant to the sale of a portion of PGE's service territory).

Residential Exchange Program

On October 31, 2000, PGE and BPA signed a Settlement Agreement that provides for BPA payments totaling $2.7 million, to be made from July through September of 2001; residential customer benefits will continue at the current rate through the end of this period. The Agreement further provides for additional residential exchange benefits, in the form of both cash payments and energy, over a ten-year period beginning October 1, 2001, with benefits continuing to pass directly to residential and small farm customers. The total amount of benefits will be determined based upon the outcome of BPA's current wholesale electric power rate proposals, approval of which is anticipated in 2001.

Power Supply

Hydro conditions in the region are substantially below normal this year. Volumetric water supply forecasts for the Pacific Northwest, prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies, currently project the January-to-July runoff at 54% of normal, compared to 99% of normal last year.

PGE generated 39% of its total load requirement in the first quarter of 2001, with hydro generation comprising 6% of the total requirement; short- and long-term purchases were utilized to meet the remaining load. The Company's ability to purchase power in the wholesale market, along with its base of thermal and hydroelectric generating capacity, currently provides the flexibility to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers. However, surplus generation has diminished in recent years due to economic and population growth in the western United States; in addition, uncertainty over restructuring deregulation has discouraged construction of new generating plants. Higher prices for natural gas, recent weather conditions in California and the Southwest, a reduction in surplus generation, and fish protection spill requirements affecting hydro generation, are expected to increase both price and demand pressure on available resources. As a result of the volatile power market, it is uncertain how PGE's future earnings may be impacted.

A new 24.5 megawatt combustion turbine plant is currently being constructed at the site of the Company's Beaver plant. Completion of the new plant, which will be operated during peak demand periods, is anticipated later in 2001. In addition, the Company on February 27, 2001 filed a "Notice of Intent" with the Energy Facility Siting Council to build a new 650 megawatt gas turbine plant at the Beaver site.

PGE supplements its current power supply capability through the use of forward contracts for the purchase of electricity, expanded energy efficiency programs, a Demand Buyback program which pays large customers to reduce load during peak demand periods, and increased public information activities related to conservation. In addition, the Company continues to make improvements and upgrades to increase the capacity of its generating plants and also participates in wind power and biogas projects to augment its current power supply resources and capability.

Financial Risk Management

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

Gains and losses from instruments that reduce commodity price risk are recognized in purchased power and fuel expense, or in wholesale revenue (see Note 3, Price Risk Management, in the Notes to Financial Statements for further information).

The use of derivative commodity instruments may expose the Company to market risks arising from adverse changes in commodity prices and the ability of counterparties to meet their commitments to PGE. The Company actively manages these risks to ensure compliance with its risk management policies.

In 2000 and in the first quarter of 2001, PGE's market risk profile has been impacted by increased volatility in electricity and natural gas prices. However, due to continuing low trading limits and volumes, the Company has maintained a limited exposure to market movements. The Company is subject to limits on open commodity positions and monitors this using a value at risk methodology, which measures the potential impact of market movements over a given time interval. Value at risk remains at an immaterial level at March 31, 2001.

In addition, PGE is exposed to risk resulting from changes in interest rates as a result of its issuance of variable rate commercial paper. Although the Company currently has no financial instruments to mitigate such risks, it will consider such instruments in the future, as necessary.

RTO West and Proposed Independent Transmission Company

On April 25, 2001, the FERC issued a declaratory order conditionally approving the initial RTO West and TransConnect proposals filed in October 2000. The order provides preliminary guidance on the governance, scope, configuration, and liability of RTO West and on the governance, rates, transmission planning, and expansion function of TransConnect. The consolidation of RTO West and TransConnect filings was denied, allowing the organizations to proceed independently.

Under the proposals approved by the FERC, TransConnect could initially own or lease the high voltage transmission facilities currently held by PGE and five other regional utilities. The combined transmission resources could create new opportunities to attract capital and improve the transmission infrastructure.

PGE and the other participants in the two organizations are evaluating the contents of the order as efforts continue to develop plans creating these organizations. Decisions related to the formation of RTO West and TransConnect will continue to be subject to approval by state and federal regulatory agencies and individual company boards of directors.

Information Regarding Forward Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although PGE believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, political developments affecting federal and state regulatory agencies, the pace of electric industry deregulation in Oregon and in the United States, environmental regulations, changes in the cost of power, and adverse weather conditions during the periods covered by the forward-looking statements.

PART II

Portland General Electric Company and Subsidiaries

Other Information

Item 1. Legal Proceedings

For further information, see PGE's report on Form 10-K for the year ended December 31, 2000.

Citizens' Utility Board of Oregon v. Public Utility Commission of Oregon and Utility Reform Project and Colleen O'Neill v. Public Utility Commission of Oregon, Marion County Oregon Circuit Court, the Court of Appeals of the State of Oregon, the Oregon Supreme Court.

To provide the OPUC time to consider the issues raised on the URP's complaint challenging PGE's application for approval of the accounting and ratemaking elements of the Trojan settlement, PGE has requested an extension from April 16, 2001 until October 2001 for the Oregon Supreme Court's consideration of the dismissal, as moot, of the cases.

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits

     None.

b.  Reports on Form 8-K

     February 22, 2001 - Item 5. Other Events: 2000 Financial Information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             PORTLAND GENERAL ELECTRIC COMPANY

                                                          (Registrant)

May 10, 2001	By:	/s/ James J. Piro
James J. Piro Vice President Chief Financial Officer and Treasurer

May 10, 2001	By:	/s/ Kirk M. Stevens
Kirk M. Stevens Controller and Assistant Treasurer