Form 10-Q
period 2002-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2002-05-14
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _____v___________ to _______________ Commission File Number 1-5532-99

PORTLAND GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

Oregon		93-0256820
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2002: 42,758,877 shares of Common Stock, $3.75 par value. (All shares are owned by Enron Corp.)

Table of Contents

Page Number
Definitions	3

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income	4
Consolidated Statements of Retained Earnings	4
Consolidated Statements of Comprehensive Income	5
Consolidated Balance Sheets	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	43

Part II. Other Information

Item 1. Legal Proceedings	45
Item 6. Exhibits and Reports on Form 8-K	46
Signature Page	47

Definitions

BPA	Bonneville Power Administration
Bankruptcy Court	United States Bankruptcy Court For The Southern District of New York
COBRA	Consolidated Omnibus Budget Reconciliation Act
CUB	Citizens' Utility Board
DEQ	Oregon Department of Environmental Quality
EFSC	Energy Facility Siting Council
Enron	Enron Corp., as Debtor and Debtor in Possession in Chapter 11, Case No. 01-16034 pending in the US Bankruptcy Court For The Southern District of New York
EPA	Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
FERC	Federal Energy Regulatory Commission
IRC	Internal Revenue Code
IRS	Internal Revenue Service
kWh	Kilowatt-Hour
Mill	One tenth of one cent
MWh	Megawatt-hour
NW Natural	Northwest Natural Gas Company
NYMEX	New York Mercantile Exchange
OPUC or the Commission	Oregon Public Utility Commission
PBGC	Pension Benefit Guaranty Corporation
PGE or the Company	Portland General Electric Company
SFAS	Statement of Financial Accounting Standards issued by the Financial Accounting Standards Board
Trojan	Trojan Nuclear Plant
URP	Utility Reform Project
VEBA	Voluntary Employee Beneficiary Association
WTC	World Trade Center

PART I

Financial Information

Item 1. Financial Statements
Portland General Electric Company and Subsidiaries Consolidated Statements of Income (Unaudited)
	Three Months Ended
	March 31,
	2002	2001
	(In Millions)

Operating Revenues	$540	$766

Operating Expenses
Purchased power and fuel	333	578
Production and distribution	28	24
Administrative and other	38	28
Depreciation and amortization	42	45
Taxes other than income taxes	20	17
Income taxes	28	24
	489	716

Net Operating Income	51	50

Other Income (Deductions)
Miscellaneous	2	(2)
Income taxes	1	2
	3	-
Interest Charges
Interest on long-term debt and other	17	18
Interest on short-term borrowings	1	-
	18	18

Net Income before cumulative effect of a change in accounting principle	36	32
Cumulative effect of a change in accounting principle, net of related
taxes of $(6)	-	11

Net Income	36	43

Preferred Dividend Requirement	1	1

Income Available for Common Stock	$35	$42

Portland General Electric Company and Subsidiaries Consolidated Statements of Retained Earnings (Unaudited)
	Three Months Ended
	March 31,
	2002	2001
	(In Millions)

Balance at Beginning of Period	$451	$459
Net Income	36	43
	487	502
Dividends Declared
Common stock	-	20
Preferred stock	1	1
	1	21
Balance at End of Period	$486	$481

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
	(In Millions)

Accumulated other comprehensive income (loss) - Beginning of Period	$(2)	$-

Net Income	$36	$43

Other comprehensive income, net of tax:
Unrealized gains (losses) on derivatives classified as cash flow hedges:
Unrealized holding gain due to cumulative effect of change in
accounting principle, net of related taxes of $(23)	-	35
Other unrealized holding net gains arising during the period,
net of related taxes of $(3) and $(3)	4	4
Reclassification adjustment for contract settlements included in
net income, net of related taxes of $5	-	(8)
Reclassification adjustment in net income due to discontinuance
of cash flow hedges	1	-
Reclassification of unrealized gains to FAS 71 regulatory
liability, net of related taxes of $4	(5)	-
Total other comprehensive income	-	31

Comprehensive income	$36	$74

Accumulated other comprehensive income (loss) - End of Period	$(2)	$31
The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2002	2001
	(In Millions)
Assets
Electric Utility Plant - Original Cost
Utility plant (includes construction work in progress of $106 and $97)	$3,591	$3,596
Accumulated depreciation	(1,683)	(1,643)
	1,908	1,953
Other Property and Investments
Contract termination receivable	21	28
Receivable from parent (less allowance for uncollectible accounts of $75 and $74)	-	-
Nuclear decommissioning trust, at market value	29	30
Trust owned life insurance	82	81
Note receivable - Pelton Round Butte project sale	23	-
Miscellaneous	34	35
	189	174
Current Assets
Cash and cash equivalents	48	8
Accounts and notes receivable (less allowance for uncollectible accounts of $29 and $29)	260	272
Unbilled and accrued revenues	65	80
Power cost mechanism	27	-
Assets from price risk management activities	131	170
Inventories, at average cost	45	44
Deposits	40	89
Prepayments and other	92	78
Deferred income taxes	9	6
	717	747
Deferred Charges
Unamortized regulatory assets	577	582
Miscellaneous	15	18
	592	600
	$3,406	$3,474
Capitalization and Liabilities
Capitalization
Common stock equity
Common stock, $3.75 par value per share, 100,000,000
shares authorized; 42,758,877 shares outstanding	$160	$160
Other paid-in capital - net	481	481
Retained earnings	486	451
Accumulated other comprehensive income (loss)	(2)	(2)
Cumulative preferred stock subject to mandatory redemption	29	29
Long-term obligations	766	769
	1,920	1,888

Commitments and Contingencies (Notes 4-9)

Current Liabilities
Long-term debt due within one year	159	173
Preferred stock maturing within one year	1	1
Short-term borrowings	169	174
Accounts payable and other accruals	208	250
Liabilities from price risk management activities	153	196
Customer deposits	5	5
Accrued interest	14	13
Dividends payable	1	1
Accrued taxes	14	15
Unamortized regulatory liabilities	20	42
	744	870
Other
Deferred income taxes	368	339
Deferred investment tax credits	22	23
Trojan decommissioning and transition costs	200	205
Unamortized regulatory liabilities	38	44
Nonqualified benefit plan liabilities	64	62
Miscellaneous	50	43
	742	716
	$3,406	$3,474

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries Consolidated Statements of Cash Flow (Unaudited)
	Three Months Ended
	March 31,
	2002	2001
	(In Millions)

Cash Flows From Operating Activities:
Reconciliation of net income to net cash provided by operating activities
Net income	$36	$43
Non-cash items included in net income:
Cumulative effect of a change in accounting principle, net of tax	-	(11)
Depreciation and amortization	42	45
Deferred income taxes	33	1
Net change from price risk management activities	2	(12)
Power cost adjustment	(28)	(4)
Other non-cash income and expenses (net)	(28)	7
Changes in working capital:
Net margin deposit activity	49	74
(Increase) decrease in receivables	27	(41)
Increase (decrease) in payables	(42)	(54)
Other working capital items - net	(15)	(18)
Other - net	-	6
Net Cash Provided by Operating Activities	76	36

Cash Flows From Investing Activities:
Capital expenditures	(30)	(53)
Other - net	17	4
Net Cash Used in Investing Activities	(13)	(49)

Cash Flows From Financing Activities:
Net decrease in short-term borrowings	(5)	(16)
Repayment of long-term debt	(17)	(1)
Dividends paid	(1)	(21)
Net Cash Used in Financing Activities	(23)	(38)

Increase (Decrease) in Cash and Cash Equivalents	40	(51)
Cash and Cash Equivalents, Beginning of Period	8	60
Cash and Cash Equivalents, End of Period	$48	$9

Supplemental disclosures of cash flow information
Cash paid during the period:
Interest, net of amounts capitalized	$15	$15
Income taxes	-	35

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Interim Statements

The interim financial statements have been prepared by PGE and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim period presented. Such statements, which are unaudited, are presented in accordance with the SEC's interim reporting requirements, which do not include all the disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received or activity associated with the interim period; accordingly, such costs are subject to year-end adjustment. It is PGE's opinion that, when the interim statements are read in conjunction with the 2001 Annual Report on Form 10-K and the other reports filed with the Securities and Exchange Commission since its 2001 Form 10-K was filed, the disclosures are adequate to make the information presented not misleading.

Reclassifications - Certain amounts in prior years have been reclassified for comparative purposes. These reclassifications had no material effect on PGE's previously reported consolidated financial position, results of operations, or cash flows.

Note 2 - Sale of Pelton Round Butte Hydroelectric Project

Under terms of an agreement executed and approved by the OPUC in 2000, PGE sold a 33.33% undivided interest in its 410-MW Pelton Round Butte hydroelectric project to the Confederated Tribes of Warm Springs (Tribes) on January 1, 2002. The Company sold the project at a net book value of approximately $28 million. After an adjustment for cost reimbursements, PGE received a five-year $24.2 million interest-bearing note (8.5% per annum for 2002; 12.71% per annum for 2003-2006). Since the sales price did not include recovery of prior income tax benefits flowed to customers, the Company recorded a $4 million regulatory asset for future ratemaking treatment, as authorized by the OPUC order; no gain or loss on the sale was recorded in income. The sale terminated the approximately $10 million annual fees PGE had paid for the inundation of the Tribes' property along the Deschutes and Metolius rivers. Under terms of the agreement, the Tribes have options to purchase an additional 16.66% interest in 2021 and a 0.02% interest prior to the expiration of a 50-year joint license, for which the Company and the Tribes have an application pending before the FERC. PGE remains the operator of the project.

Note 3 - Price Risk Management

PGE engages in non-trading and trading activities by utilizing derivative financial instruments in its electric utility business. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended), which the Company adopted on January 1, 2001, derivative instruments are recorded on the Balance Sheet as an asset or liability measured at estimated fair value, with changes in fair value recognized currently in earnings (in Purchased power and fuel), unless specific hedge accounting criteria are met. As contracts settle, sales are recorded in Operating revenues, with purchases, natural gas swaps and futures recorded in Purchased power and fuel on the Statement of Income. Upon adoption of SFAS No. 133 in the first quarter of 2001, PGE recorded after-tax gains of $11 million and $35 million in earnings and Other comprehensive income (OCI), respectively, from the cumulative effect of a change in accounting principle.

Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. As discussed below, the effects of changes in the fair value of derivative instruments entered into to hedge the company's future retail resource requirements are subject to regulation and are deferred pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

Non-Trading Activities

As PGE's primary business is to serve its retail customers, it enters into derivative instruments, including electricity forward and option, and natural gas forward and swap contracts to manage its exposure to commodity price risk and endeavor to minimize net power costs for customers. Effective October 1, 2001, PGE's base rates changed as a result of an OPUC general rate order. The new rates reflect an update of PGE's net variable power costs to include electricity and natural gas contracts that will settle over the 15-month period ended December 31, 2002. In addition, the OPUC approved a 15-month power cost adjustment mechanism, effective October 1, 2001, to mitigate the Company's exposure to risk from power and natural gas price volatility. Such mechanism provides an incentive for the Company to continue to actively manage resources it has procured to serve its retail load and reduce retail power costs over the 15-month period October 1, 2001 to December 31, 2002. The mechanism provides that PGE recover or refund a portion of the difference in changes in power costs and energy revenues from baseline amounts as a result of continuing management of its resources and changes in the forecasted load. The collection or refund is expected to be completed over the same 15-month period through adjustments to retail customer rates. Each year thereafter, PGE will provide updates of its net variable power costs to the OPUC for inclusion in base rates for the year.

SFAS No. 133 requires unrealized gains and losses on derivative instruments that do not qualify for either the normal purchase and normal sale exception or hedge accounting to be recorded in earnings in the current period. OPUC-approved rates are based on the value of all the Company's resources, including derivative instruments that will settle during the 15-month period from October 1, 2001 to December 31, 2002. The timing difference between the recognition of gains and losses on derivative instruments and their realization and subsequent collection in rates is recorded as a regulatory asset or regulatory liability to reflect the effects of regulation under SFAS No. 71. As a result, in the third quarter of 2001 PGE began recording a regulatory asset or regulatory liability pursuant to SFAS No. 71 to offset the effects of unrealized gains and losses from changes in fair values of these contracts recorded prior to settlement. As contracts are settled, the regulatory asset or regulatory liability is reversed. PGE recorded net unrealized losses in earnings on natural gas swaps in its retail portfolio of $4 million and $1 million in the first quarter 2002 and 2001, respectively, with the 2002 loss fully offset by the recording of a SFAS No. 71 regulatory asset.

Derivative activities in the first quarter of 2002 from cash flow hedges consist of $9 million in unrealized gains that were fully offset by the recording of a SFAS No. 71 regulatory liability. In the first quarter of 2001, a $7 million gain in new contracts and changes in fair values was recognized in OCI; in addition, a $13 million gain was reclassified to earnings from OCI for contracts that settled during the period. No amounts were reclassified into earnings as a result of hedge ineffectiveness in the first quarter of 2002 or 2001. Cash flow hedges of $1 million were discontinued and reversed to Purchased power and fuel during the first quarter of 2002 due to the probability that the original forecasted transactions will not occur. As of March 31, 2002, the maximum length of time over which PGE is hedging its exposure to such transactions is approximately 1 1/2 years. The Company estimates that of the $7 million of unrealized gains at March 31, 2002, $3 million will be reclassified into earnings within the next twelve months.

New Accounting Guidance - On December 19, 2001, the FASB approved an interpretation issued by the Derivatives Implementation Group (DIG) outlined in SFAS No. 133 Implementation Issue No. C16, Scope Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract. The guidance disallows normal purchases and normal sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. PGE determined that there was no material impact of this implementation guidance, which became effective on April 1, 2002, on its financial statements.

Trading Activities

PGE trading activities utilize electricity forward and option contracts and natural gas forward, swap and futures contracts to take advantage of price movements in electricity and natural gas. Such activities are not subject to regulation. In the first quarter of 2002, PGE recorded in earnings a $1 million loss from trading activities, consisting of $2 million in unrealized losses and $1 million in realized gains. In the first quarter of 2001, PGE recorded in earnings a $1 million gain from trading activities, comprised of $12 million of realized losses and $13 million of unrealized gains.

Note 4 - Legal and Environmental Matters

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

In 2000, PGE, CUB, and the staff of the OPUC entered into agreements to settle the litigation related to PGE's recovery of its investment in the Trojan plant. Under the agreements, CUB agreed to withdraw from the litigation and support the settlement as the means to resolve the Trojan litigation. The settlement, which was approved by the OPUC, allowed PGE to remove from its balance sheet the remaining before-tax investment in Trojan of approximately $180 million at September 30, 2000, along with several largely offsetting regulatory liabilities. The largest of such amounts consisted of before-tax credits of approximately $79 million in customer benefits related to the previous settlement of power contracts with two other utilities and about $80 million of the remaining obligation under terms of the Enron/PGC merger. The settlement also allows PGE recovery of approximately $47 million in income tax benefits related to the Trojan investment which had been flowed through to customers in prior years; such amount is being recovered from PGE customers, with no return on the unamortized balance, over an approximate five year period. After offsetting the investment in Trojan with these credits and prior tax benefits, the remaining Trojan regulatory asset balance of approximately $5 million (after tax) was expensed. As a result of the settlement, PGE's investment in Trojan is no longer included in rates charged to customers, either through a return of or a return on that investment. The URP challenged the settlement agreements and the OPUC order. Collection of decommissioning costs at Trojan is unaffected by the settlement agreements or the OPUC order.

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

Note 5 - Related Party Transactions

The tables below detail the Company's related party balances and transactions (in millions):

	March 31, 2002	December 31, 2001

Receivables from affiliated companies
Enron Corp and other Enron Subsidiaries:
Merger Receivable	$75	$74
Allowance for Uncollectible - Merger Receivable	(75)	(74)
Income Taxes Receivable(a)	4	4
Accounts Receivable(b)	1	2
Other Allowance for Uncollectible Accounts(b)	(5)	(5)
Portland General Holdings and its subsidiaries:
Accounts Receivable(b)	34	33

Payables to affiliated companies
Enron Corp:
Accounts Payable(a)	7	11

(a) Included in Accounts payable and other accruals on the Consolidated Balance Sheets
(b) Included in Accounts and notes receivable on the Consolidated Balance Sheets
For the Three Months Ended March 31	2002	2001

Revenues from affiliated companies
Other Enron subsidiaries:
Sales of electricity(a)	$-	$81

Expenses billed from affiliated companies
Enron Corp:
Intercompany services(b)	5	3
Other Enron subsidiaries:
Purchases of electricity(c)	-	81

Interest (net) from affiliated companies
Enron Corp:
Interest income(d)	2	2
Portland General Holdings and its subsidiaries:
Interest income(d)	1	1

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

Enron suspended its monthly payments to PGE in September 2001, pursuant to its Stock Purchase Agreement with NW Natural, which will assume Enron's merger payment obligation upon its purchase of PGE. At March 31, 2002, Enron owed PGE approximately $75 million, including accrued interest. The sale of PGE to NW Natural is subject to various regulatory approvals, as well as approvals from Enron's bankruptcy proceedings. The realization of the Merger Receivable from Enron is uncertain at this time due to Enron's bankruptcy. Based on this uncertainty, PGE has established a reserve for the full amount of this receivable, of which $74 million was recorded in December 2001. For further information, see Note 8, Proposed Acquisition of PGE by NW Natural, and Note 9, Enron Bankruptcy.

Income Taxes Receivable - As a member of Enron's consolidated income tax return, PGE made income tax payments to Enron for PGE's income tax liabilities. The $4 million balance at March 31, 2002 represents a receivable from Enron for refunds of prior income taxes paid by PGE.

Intercompany Receivables and Payable - As part of its ongoing operations, PGE bills affiliates for various services provided. These include services provided by PGE employees along with other corporate governance services and are billed at the higher of cost or market. Also, PGE is billed for services received at the lower of cost or market, primarily for employee benefit plans and corporate overhead costs. All affiliated interest transactions with PGE are subject to approval of the OPUC and are described below.

Enron - PGE receives management services from Enron and provides incidental services to Enron. In the first quarter of 2002, Enron billed PGE approximately $2 million for retirement savings plan matching and medical and dental benefits and an additional $3 million for corporate overhead costs. For the same period in 2001, Enron billed PGE $3 million for allocated overhead and other direct costs, comprised of $2 million for retirement savings plan matching, and $1 million for medical and dental benefits.

Intercompany payables to Enron were paid by PGE until Enron filed for bankruptcy in early December 2001. PGE has since stopped making its payments to Enron, except those for employee benefit plans, pending the ultimate disposition of payables to and receivables from Enron resulting from Enron's bankruptcy proceedings. At March 31, 2002, the $7 million balance consisted primarily of $6 million for corporate overhead costs.

Other Enron Subsidiaries - PGE provided services and sublease of office space to other Enron subsidiaries, including Enron Broadband Services and Enron North America. PGE purchased and sold electricity and transmission services to Enron Power Marketing, Inc. (EPMI), a subsidiary of Enron North America. Under these transactions with EPMI, the purchases and sales of energy were primarily for like quantities and hours. PGE purchased power at prices no higher than the Dow Jones Mid-Columbia Index and charged at prices at or higher than the Dow Jones Mid-Columbia Index. At March 31, 2002, PGE is owed $1 million by EPMI for power and transmission services provided in 2001 and transmission services provided in 2002.

Portland General Holdings and Subsidiaries - Portland General Holdings (PGH) is a wholly owned subsidiary of Enron. Prior to Enron's bankruptcy, Enron had provided a portion of the funding for operations of PGH and its subsidiaries. With Enron's bankruptcy, any future funding from Enron will be subject to approval of the Bankruptcy Court. PGH and its subsidiaries are not part of Enron's bankruptcy proceedings at this time. PGE has an outstanding receivable balance from PGH and its subsidiaries at March 31, 2002 of $34 million, comprised of $29 million related to non-regulated asset sales, $4 million related to PGH employee benefit plans, and $1 million for employee services and other corporate governance services.

In 1999, PGE transferred $21 million of corporate owned life insurance policies to PGH, creating a receivable balance due PGE. PGH transferred these policies to a trust for non-qualified benefit plan obligations, leaving a receivable balance due PGE. Later in 1999 PGH recorded a capital transaction with its wholly owned subsidiary PGH II, Inc. (PGH2), transferring the $21 million PGE intercompany payable to PGH2. PGH retained the trust owned life insurance policies in this transaction. The transfer to PGH2 was the result of negotiations between Enron and Sierra Pacific Resources related to the proposed sale of PGE and PGH2 to Sierra (the sale of which was later terminated). As of March 31, 2002, PGH2 has made no payments to PGE on the outstanding balance of $26 million (includes accrued interest).

PGH2 is the parent company of various subsidiaries that receive services from PGE. These include Portland General Distribution Company and Portland General Broadband Wireless (telecommunications companies), Enron Microclimates (a project management company), and Portland Energy Solutions (PES), which provides cooling services to buildings in downtown Portland, Oregon. At March 31, 2002, PGE has a $3 million receivable balance from Portland General Distribution Company related to assets sold for a capital project and for employee services provided by PGE.

PGE has entered into a revolving credit agreement with PES for $2 million. The agreement was approved by the OPUC on April 2, 2002. Under the agreement, PGE will advance funds to PES to complete a district cooling system project. The loan will accrue interest at 16% per annum, and mature on December 31, 2002. PGE also has a security interest in certain contracts and equipment related to the project. As of April 30, 2002, no funds have been advanced by PGE under the agreement.

Under the Stock Purchase Agreement between Enron and NW Natural, PGH2 and its subsidiaries are included in the purchase by NW Natural. Accordingly, assets and obligations of PGH2 would then be part of the NW Natural consolidated group. The sale to NW Natural is subject to various regulatory approvals and approvals from Enron's bankruptcy proceedings. If the sale of PGE and PGH2 to NW Natural does not close, management believes PGH2 has access to assets and other resources, including those of its parent (PGH), to support the realization of PGE's intercompany receivable from PGH2. For further information, See Note 8, Proposed Acquisition of PGE by NW Natural.

PGE also provides services to its consolidated subsidiaries, including funding under a cash management agreement and the sublease of office space in the WTC. Intercompany balances and transactions have been eliminated in consolidation.

PGE maintains no compensating balances and provides no guarantees for related parties.

Interest Income and Expense - Interest is accrued on the Enron Merger Receivable balance at PGE's current authorized cost of capital (9.083%); receivable balances from PGH and its subsidiaries accrue interest at 9.5%. Prior to 2001, interest was accrued at 9.5% on other outstanding receivable and payable balances with Enron and its subsidiaries. Beginning in 2001, interest was no longer accrued on those other outstanding balances with Enron due to the proposed merger with Sierra Pacific Resources, which was terminated in April 2001.

Management Assessment - Due to Enron's bankruptcy, management cannot predict the ultimate outcome of the above matters and the realization of its receivables. In particular, the collectibility of the $75 million Enron Merger Receivable would be uncertain under Enron's bankruptcy proceedings should the sale of PGE to NW Natural not occur. As a result, the Company has established a reserve for the entire amount of this receivable, of which $74 million was recorded in December 2001. In addition, due to uncertainties associated with other receivable balances from Enron and its subsidiary companies which are part of the bankruptcy proceedings, a credit reserve was established in December 2001 for the entire $5 million remaining balance of such receivables.

Note 6 - Receivables - California Wholesale Market

As of May 1, 2002, PGE has accounts receivable totaling approximately $85 million that may be affected by the financial condition of two California utilities. Remaining payments totaling approximately $19 million (including imputed interest at 6.79%) were owed by Southern California Edison Company (SCE) under terms of a 1996 agreement providing for the termination of a Power Sales Agreement between the two companies. SCE has made its scheduled monthly payments under the termination agreement, with the final payment due in December 2002. In addition, a balance of approximately $66 million is currently owed the Company by the California Independent System Operator (ISO) and the California Power Exchange (PX) for wholesale electricity sales made from November 2000 through February 2001. The Company estimates that the majority of this amount was for sales by the ISO and PX to SCE and Pacific Gas & Electric Company (PG&E).

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

On July 25, 2001, the FERC issued an order establishing the scope of and methodology for calculating refunds related to non federally-mandated transactions in the spot markets operated by the ISO and the PX. In addition, an evidentiary hearing proceeding was ordered to develop a factual record to provide the basis for the refund calculation. The Company's potential refund obligation, using the FERC methodology, is currently estimated to be in the range of $20 million to $30 million, with final determination to be made after FERC review of calculations filed by the ISO. Hearings were held in March 2002, with additional hearings scheduled for August 2002. PGE will have the opportunity to challenge the FERC's determination of the amount of any proposed refunds.

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

Note 8 - Proposed Acquisition of PGE by NW Natural

On October 5, 2001, Enron and NW Natural, an Oregon corporation principally engaged in the distribution of natural gas in major portions of western Oregon and southwest Washington, entered into a Stock Purchase Agreement providing for the purchase by NW Natural of all the issued and outstanding common stock of PGE. PGH2 and its subsidiaries are also included in the proposed purchase by NW Natural. Under terms of the agreement, Enron will sell PGE to NW Natural for $1.8 billion, comprised of $1.55 billion in cash and $250 million of equity securities to be issued to Enron. In addition, the balance of the merger obligation due PGE remaining from Enron's purchase of PGE in 1997 would be assumed by NW Natural (see Note 5, Related Party Transactions, for further information). PGE will retain its approximately $1.1 billion in existing debt and preferred stock.

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

The agreement provides for PGE to continue to conduct its business in a manner consistent with past practice, using all reasonable efforts to preserve intact its present business organization and goodwill. It further prevents the Company from declaring dividends to Enron that exceed its total net income from 1999 through the closing date of the sale, less any dividends previously paid. PGE's 2001 net income included a $44 million after-tax provision related to uncertainties associated with the realization of the merger receivable balance due from Enron. (See Note 5, Related Party Transactions, for further information). Since NW Natural would assume this obligation to PGE when the proposed acquisition is completed, PGE would reverse this provision at the sale closing date, making the amount available for dividend distribution to Enron under terms of the agreement. Based upon actual net income, adjusted for the reversal of the merger receivable provision and for dividends previously paid, PGE would owe Enron a cash dividend of approximately $177 million for the period 1999 through the first quarter of 2002, with an additional amount required based on net income from April 1, 2002 to the closing date of the sale. In addition, the agreement provides for PGE to pay Enron an additional $4.5 million dividend, defined as the Specified Enron Merger Obligation under the Stock Purchase Agreement. PGE expects to pay these amounts, to be funded by the issuance of either long-term or short-term debt, at or near the close of the sale.

On March 19, 2002, the OPUC approved a request by Enron and NW Natural for a 60-day suspension of the procedural schedule that waives the statutory time period for approval of the sale through late-September 2002. The new schedule was adopted to accommodate NW Natural's need to analyze further any effects of Enron's bankruptcy on PGE and Enron's need to work with creditors and the Bankruptcy Court regarding various options.

Both Enron and NW Natural continue to pursue regulatory approval of the sale under terms of the agreement between the two companies. However, as a result of Enron's bankruptcy, the sale cannot be completed until Enron, as Debtor in Possession, has affirmed the Stock Purchase Agreement and obtained approval by the Bankruptcy Court. Enron has presented a plan to the Unsecured Creditors' Committee for a new company, which would include PGE, to operate outside of its bankruptcy proceeding (see Note 9, Enron Bankruptcy, for further information). In light of these proceedings and other matters relating to Enron's bankruptcy, management cannot predict whether the regulatory, financing, and other conditions will be satisfied.

Note 9 - Enron Bankruptcy

On December 2, 2001, Enron, along with certain of its subsidiaries, filed to initiate bankruptcy proceedings under Chapter 11 of the federal Bankruptcy Code. PGE is not included in the filing.

On May 3, 2002, Enron presented to the Creditors Committee a proposal under which certain of Enron's core energy assets, including PGE, would be separated from Enron's bankruptcy estate and operated prospectively as a new integrated power and pipeline company. If the Creditor's Committee endorses this proposal, it must then be presented to the Bankruptcy Court for approval. Until this process results in a filing with the Bankruptcy Court, management will not know the role of PGE in any proposed structure and cannot assess the impacts on PGE's business and operations.

In connection with its proposed restructuring, Enron has stated that it believes that the total amount of the liquidated, undisputed claims against Enron and its subsidiaries exceeds and will exceed the current fair market value of the consolidated operations and assets of Enron and its subsidiaries. Accordingly, Enron has stated that it believes its existing equity has and will have no value and that any Chapter 11 plan confirmed by the Bankruptcy Court will not provide Enron's existing equity holders with any interest in the reorganized debtor. Any and all Chapter 11 plans are subject to creditor approval and judicial determination of confirmability.

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

Notwithstanding the above, PGE may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. These are:

1. Amounts due from Enron and Enron-supported affiliates - As described in Note 5, Related Party Transactions, PGE is owed approximately $75 million by Enron relating to the Merger Receivable (including interest accrued to March 31, 2002). NW Natural will assume Enron's obligation should the sale of PGE to NW Natural close. (See Note 8, Proposed Acquisition of PGE by NW Natural, for additional information). Because of uncertainties associated with Enron's bankruptcy, PGE has established a reserve for the full amount of this receivable, of which $74 million was recorded in December 2001. In addition, due to uncertainties associated with other receivable balances from Enron and its subsidiary companies which are part of the bankruptcy proceedings, a credit reserve was established in December 2001 for the entire $5 million remaining balance of such receivables.

2. Control Group Liability - Enron's bankruptcy has raised questions regarding potential PGE liability for certain employee benefit plan and tax obligations of Enron.

Pension Plans

The pension plan for the employees of PGE (PGE Plan) is separate from the Enron pension plan (Enron Plan). The PGE Plan has assets that exceed the present value of all accrued benefits on a SFAS No. 87 (Employers' Accounting for Pensions) basis and, management believes on a plan termination basis. Based on discussions with Enron management, it is PGE management's understanding that, as of December 31, 2001, the assets of the Enron Plan were less than the present value of all accrued benefits by approximately $90 million on a SFAS No. 87 basis and approximately $120 million on a plan termination basis. However, approximately 48% of that amount is attributable to members of the Enron controlled group that are not in bankruptcy. The Pension Benefit Guaranty Corporation (the PBGC) insures pension plans, including the PGE Plan and the Enron Plan.

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

Retiree Health Benefits

Under COBRA, certain retirees of Enron who lose coverage under Enron's group health plan due to Enron's bankruptcy proceedings are entitled to a continuation of their health coverage in a group plan maintained by Enron or a member of its controlled group. Management understands, based on discussions with Enron management, that Enron had provided a plan for health insurance and that the actuarial liability was approximately $70 million as of December 31, 2001. Management further understands that to meet its obligation, Enron, at December 31, 2001, had set aside approximately $34 million of assets in a VEBA trust, which may be protected under ERISA from Enron's creditors, leaving an unfunded liability of approximately $36 million.

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

Enron's management has provided the following information to PGE:

A. Enron's consolidated tax returns through 1995 have been audited and are closed. The IRS has completed its field audit of the consolidated tax returns for 1996-1997; however, the statute of limitations is still open because of the net operating losses generated in these years. The IRS is currently auditing Enron's consolidated tax returns for 1998-2000. Enron's consolidated tax return for 2001 is expected to be filed in mid-2002 and Enron expects this return and its examination to be included in the bankruptcy process.

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

3. Enron/NW Natural Transaction - Although both Enron and NW Natural are continuing to seek regulatory approvals of the sale of PGE and PGH2, the sale cannot be completed until Enron has assumed the Stock Purchase Agreement and obtained approval of the Bankruptcy Court. See Note 8, Proposed Acquisition of PGE by NW Natural, for additional details.

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

Note 10 - Power Cost Mechanism

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

A Power Cost Adjustment Account is maintained to record both the calculated Power Cost Variance and amounts actually collected from or refunded to customers. Any tariff rate adjustments, calculated on a quarterly basis, are subject to review and approval by the OPUC. In the first six months of the mechanism, approximately $27 million was deferred for future recovery from retail customers, all of which applied to the first quarter of 2002.

Note 11 - New Accounting Standard

Statement of Financial Accounting Standards No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations, requires the recognition, as an Asset Retirement Obligation (ARO), of a liability for dismantlement and restoration costs associated with the retirement of tangible long-lived assets in the period in which the liability is incurred. Upon initial recognition, the probability weighted future cash flows for the associated retirement costs, discounted using a credit-adjusted risk-free rate, are recognized as both a liability and as an increase in the capitalized amount of the related long-lived assets. Capitalized asset retirement costs are depreciated over the life of the related asset, with accretion of the ARO liability classified as an operating expense on the income statement. PGE is required to comply with SFAS No. 143 beginning January 1, 2003 and is currently evaluating the impact of SFAS No. 143 to its tangible long-lived assets, substantially all of which are included in rate-regulated operations.

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations

The following review of PGE's results of operations should be read in conjunction with the Consolidated Financial Statements. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and natural gas costs, quarterly operating earnings are not necessarily indicative of results to be expected for calendar year 2002.

2002 Compared to 2001 for the Three Months Ended March 31

PGE's net income in the first quarter of 2002 was $36 million, compared to $43 million in the first quarter of 2001. Last year's first quarter results include the $11 million cumulative effect of a change in accounting principle resulting from the adoption of SFAS No. 133 on January 1, 2001. The $4 million increase in net income before the effect of the accounting change was due primarily to an increase in the market value of trust owned life insurance assets.

Total operating revenues decreased $226 million (30%) compared to the first quarter of 2001, due primarily to significantly lower prices for energy sold in the wholesale market. Wholesale revenues decreased $344 million (from $480 million to $136 million), as prices dropped 80% from last year's first quarter due to the combined effect of lower natural gas prices and market forces within the region. Wholesale sales volume increased 39% as PGE sold on the wholesale market excess power purchased; last year, such purchases were used to replace lower hydro generation to meet first quarter retail load requirements. Retail revenues increased $129 million due primarily to a general rate increase that became effective October 1, 2001; energy sales decreased 5% as a slowing economy and conservation more than offset an approximate 10,400 (1.5%) increase in total customers from the end of last year's first quarter. Included in the retail revenue increase is $22 million of previously deferred 2001 revenues in excess of net variable power costs. Other operating revenues decreased $11 million due primarily to lower prices for sales of natural gas in excess of generating plant requirements.

Megawatt-Hours Sold (thousands)

	2002	2001
Retail	4,942	5,191
Wholesale	3,811	2,739

Purchased power and fuel costs decreased $245 million due primarily to significantly lower energy prices. Due to both lower regional power and natural gas market prices, the average cost of firm power purchases dropped over 50% from last year's first quarter. Combined with lower prices for spot market purchases and an approximate 37% decrease in thermal generation, PGE's average variable power cost was approximately half of last year's first quarter (for further information, see "Power Supply" in the Financial and Operating Outlook section). Partially offsetting the effect of the decreased average cost of purchased power and fuel was an approximate 9% increase in total system load resulting from higher wholesale energy sales. In addition, purchased power and fuel costs in the first quarters of 2002 and 2001 include credits of approximately $27 million and $3 million, respectively, related to the Company's power cost mechanisms, in which a portion of the Power Cost Variance is deferred for future recovery from customers. (See "Power Cost Mechanisms" in the Financial and Operating Outlook section for further information).

PGE generation decreased 31% from last year's first quarter due to both the economic displacement of combustion turbine generation and forced repair outages at the Company's coal fired generating plants. Hydro production approximated that of 2001's first quarter despite the loss in generation attributable to the January 1, 2002 sale of a portion of the Company's interest in the Pelton Round Butte project. Total generation met approximately 43% of PGE's retail load during the first quarter, compared to 60% last year. The following table indicates PGE's total system load (including both retail and wholesale) for the first quarters of 2002 and 2001. Average variable power costs exclude the effect of credits to purchased power and fuel costs related to PGE's power cost mechanisms, as discussed above.

	Megawatt/Variable Power Costs
	Megawatt-Hours (thousands)		Average Variable Power Cost (Mills/kWh)

	2002	2001	2002	2001
Generation	2,269	3,288	16.0	24.4
Firm Purchases	5,772	4,337	43.8	91.2
Spot Purchases	1,064	628	25.3	173.9
Total Send-Out	9,105	8,253	36.4*	71.9*

(*includes wheeling costs)

Operating expenses (excluding purchased power and fuel, depreciation and amortization, and taxes) increased $14 million (27%). Energy efficiency expenditures, which are recovered by additional revenues, increased $6 million from last year's first quarter. Delivery system expenses, reflecting higher distribution maintenance costs and accelerated tree trimming efforts, also increased $6 million. In addition, corporate overhead expenses, including certain employee benefit costs, increased $4 million, due primarily to the timing of allocated overhead costs from Enron, which in 2001 were not recorded until the second quarter due to the proposed sale of PGE to Sierra Pacific Resources (which sale was later terminated). Partially offsetting these increases was an approximate $2 million decrease in fees paid to the Confederated Tribes of Warm Springs related to the operation of PGE's Pelton Round Butte hydroelectric project, which were terminated upon the sale of a 33.33% interest in the project to the Tribes. (For further information, see Note 2, Sale of Pelton Round Butte Hydroelectric Project, in the Notes to Financial Statements).

Depreciation and amortization expense decreased $3 million. Increased amortization of regulatory liabilities and a credit resulting from the establishment of a regulatory asset related to the sale of the Pelton Round Butte hydroelectric project resulted in amortization credits totalling $9 million in the first quarter of 2002. This was partially offset by a $6 million increase in depreciation of utility plant, due to both normal property additions and higher depreciation rates established in the Company's recent general rate case.

Taxes other than income taxes increased $3 million (18%) due to increased city franchise fees resulting from both higher energy sales revenue and adjustments related to an audit finalized in the first quarter of 2002.

Income taxes increased $4 million (17%) primarily due to higher taxable income.

Other income increased $3 million. A $6 million gain in the market value of trust owned life insurance assets was partially offset by a $2 million provision for accrued interest on the Merger Receivable from Enron and other non-recurring items.

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

Cash provided by operating activities totaled $76 million in this year's first quarter compared to $36 million in the same period last year. The increase is due primarily to a $69 million increase in payments received from sales to wholesale electricity customers, partially offset by a $25 million net increase in cash collateral deposits made with certain wholesale customers.

Investing Activities consist primarily of improvements to PGE's distribution, transmission, and generation facilities. A $23 million reduction in capital expenditures in the first quarter of 2002 is primarily attributable to reduced expenditures for transmission substation and distribution line construction activities. In addition, costs in the first quarter of 2001 include $6 million related to a new 24.5 megawatt combustion turbine unit at the Beaver plant site.

Financing Activities provide supplemental cash for day-to-day operations and capital requirements as needed. PGE relies on commercial paper borrowings and cash from operations to manage its day-to-day financing requirements. During the first quarter of 2002, the Company reduced its short-term commercial paper by $5 million and repaid $15 million in matured First Mortgage Bonds and $2 million of conservation bonds. The Company also paid $1 million in preferred stock dividends during the first quarter of 2002. No common stock dividends were declared in the first quarter of 2002; management continues to evaluate future declaration of common stock dividends in light of expected cash requirements and other considerations.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of March 31, 2002, PGE has the capability to issue additional First Mortgage Bonds in amounts sufficient to meet its anticipated capital requirements.

PGE is evaluating alternatives for the replacement of its $200 million line of credit, which expires in June 2002. Such alternatives include the issuance of First Mortgage Bonds and new revolving credit facilities.

Credit Ratings

On May 7, 2002, Standard & Poor's (S&P) announced that PGE remains on CreditWatch Negative as the implications of parent Enron's recently released reorganization proposal are being studied. See "Enron Bankruptcy" in Financial and Operating Outlook below for further information.

S&P indicated that, to the extent that Enron were to reject or NW Natural were to cancel the contract for Enron to sell PGE to NW Natural, or that PGE were to remain a wholly owned subsidiary of Enron not subject to the sale contract, S&P's ratings of PGE could be lowered. Such a downgrade would reflect the general vulnerability of a wholly owned subsidiary to its insolvent parent. Nevertheless, S&P further indicated, it is important to note that, at this stage, Enron has not rejected the sale contract. Also, PGE is currently pursuing satisfying S&P's structural separation ("ring-fencing") criteria. In the absence of a contract of sale or effective structural separation mechanism, S&P concluded, PGE's ratings are likely to be downgraded well into the speculative grade category.

Should the rating agencies reduce the credit rating on PGE's unsecured debt to below investment grade, the Company could be subject to requests by certain of its wholesale counterparties to post additional performance assurance collateral. Based on PGE's non-trading and trading portfolio, estimates of current energy market prices as of May 10, 2002, and the current level of collateral outstanding, the approximate amount of additional collateral that could be requested upon such a downgrade event is $175 million. This amount decreases to approximately $20 million by year-end 2002 as current higher-priced energy contracts continue to settle. In addition to collateral calls, such a credit ratings reduction would likely have an adverse effect on PGE's ability to issue long-term debt and commercial paper, increasing the cost of funding its day-to-day working capital requirements.

Financial and Operating Outlook

Enron's Proposed Sale of PGE

In October 2001, Enron entered into an agreement to sell PGE to NW Natural, a natural gas distribution company located in Portland, Oregon, for $1.8 billion ($1.55 billion in cash and $250 million of equity securities to be issued to Enron). PGE will retain its approximately $1.1 billion in existing debt and preferred stock. In addition, the balance of the merger obligation due PGE, remaining from Enron's purchase of PGE in 1997, would be assumed by NW Natural. The agreement also provides for the acquisition by NW Natural of PGH II, Inc., a subsidiary of Enron engaged in non-utility development, including assumption of balances payable to PGE.

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

Although the OPUC decision was initially anticipated by late-May 2002, Enron and NW Natural requested, and the Commission approved, a 60-day suspension of the procedural schedule that provides for hearings to resume in mid-May 2002 and that waives the statutory time period for approval of the sale through late-September 2002. A decision by the OPUC is not expected until October 2002. Both Enron and NW Natural continue to pursue regulatory approval of the sale under terms of the agreement between the two companies. The new schedule was set to accommodate NW Natural's need to further analyze any effects of Enron's bankruptcy on PGE, as well as Enron's need to work with creditors and the Bankruptcy Court regarding various options.

Enron has proposed retaining certain of its core energy assets, including PGE, subject to approval by the Creditors Committee and the Bankruptcy Court. For further information, see Enron Bankruptcy below.

On May 7, 2001, Enron granted an option to its indirect wholly-owned subsidiary, Enron Northwest Assets, LLC, to purchase all the common stock of PGE for one dollar for the purpose of effectuating tax planning, with the effects of de-consolidation of PGE from Enron's consolidated tax group. Enron Northwest Assets, LLC is also a party to the stock purchase agreement dated October 5, 2001, providing for the sale of PGE to NW Natural. The stock purchase agreement provides that at closing, either Enron Northwest Assets will exercise its option and convey the shares of PGE to NW Natural or, in the alternative, Enron will simply directly convey the shares of PGE to Northwest Natural. In connection with the negotiation of its Debtor in Possession financing (see Enron Debtor in Possession Financing below), Enron has agreed to take all necessary steps to ensure that the option held by Enron Northwest Assets is not exercised. Given the alternative means of closing the sale of PGE to NW Natural, the agreement by Enron to cause the option held by Enron Northwest Assets not to be exercised should not interfere with closing of the sale of PGE to NW Natural under the terms of the stock purchase agreement.

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

On May 3, 2002, Enron presented to the Creditors Committee a proposal under which certain of Enron's core energy assets, including PGE, would be separated from Enron's bankruptcy estate and operated prospectively as a new integrated power and pipeline company. If the Creditor's Committee endorses this proposal, it must then be presented to the Bankruptcy Court for approval. Until this process results in a filing with the Bankruptcy Court, management will not know the role of PGE in any proposed structure and cannot assess the impacts on PGE's business and operations.

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

In addition to the general effects discussed above, PGE may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. These are:

1. Amounts due from Enron and Enron-supported affiliates - As described in Note 5, Related Party Transactions, PGE is owed approximately $75 million by Enron relating to the Merger Receivable (including accrued interest to March 31, 2002). NW Natural will assume Enron's obligation should the sale of PGE to NW Natural close. (For further information, see Note 8, Proposed Acquisition of PGE by NW Natural, in the Notes to Financial Statements). Because of uncertainties associated with Enron's bankruptcy, PGE has established a reserve for the entire amount of this receivable, of which $74 million was recorded in December 2001. In addition, due to uncertainties associated with other receivable balances from Enron and its subsidiary companies which are part of the bankruptcy proceedings, a credit reserve was established in December 2001 for the entire $5 million remaining balance of such receivables.

2. Control Group Liability - Enron's bankruptcy has raised questions regarding potential PGE liability for certain employee benefit plans and tax obligations of Enron.

Pension Plans

Funding Status

The pension plan for the employees of PGE (PGE Plan) is separate from the Enron pension plan (Enron Plan). The PGE Plan has assets that exceed the present value of all accrued benefits on a SFAS No. 87 (Employers' Accounting for Pensions) basis and, management believes, on a plan termination basis. Based on discussions with Enron management, it is PGE management's understanding that, as of December 31, 2001, the assets of the Enron Plan were less than the present value of all accrued benefits by approximately $90 million on a SFAS No. 87 basis and approximately $120 million on a plan termination basis. However, approximately 48% of that amount is attributable to members of the Enron controlled group that are not in bankruptcy.

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

Although the Enron Plan is underfunded and Enron is in bankruptcy, Enron cannot itself terminate the Enron Plan unless it provides 60 days notice and the PBGC, in the case of solvent entities, or the Bankruptcy Court, in the case of insolvent entities, determines that each member of Enron's controlled group, including PGE, is in financial distress, as defined in ERISA. Since, in the opinion of management PGE, as a solvent entity, does not meet the financial distress test, management believes that it is unlikely that Enron can terminate the Enron Plan. However, Enron could, with consent of the PBGC (see below), seek to terminate the Enron Plan while it is underfunded.

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

Retiree Health Benefits

Under COBRA, retirees of a bankrupt employer who lose coverage under a group health plan of the employer as a result of certain bankruptcy proceedings, are entitled to continuation of health coverage in a group health plan maintained by the bankrupt employer or a member of its controlled group. Management understands, based on discussion with Enron management, that Enron had provided a plan for health insurance for certain retirees, and that the actuarial liability amounts to approximately $70 million at December 31, 2001. Management further understands that to meet its obligation, Enron has set aside approximately $34 million of assets in a VEBA trust which may be protected under ERISA from Enron's creditors, leaving an unfunded liability of approximately $36 million at December 31, 2001. In the event that Enron terminates its retiree group health plan, the retirees must be provided the opportunity to purchase continuing coverage from Enron's group health plan, if any, or the appropriate group health plan of another member of the controlled group. Neither Enron nor any member of the controlled group would be required to fully fund the benefit or create new plans to provide coverage, and retirees would not be entitled to choose from which plan to obtain coverage. Retirees electing to purchase COBRA coverage would be provided the same coverage that is provided to retirees under the most appropriate plan in the controlled group. Retirees electing to continue coverage would be required to pay for the coverage, up to an amount not to exceed 102% of the average cost of coverage for similarly situated beneficiaries. Retirees are not required to acquire coverage under COBRA. Retirees will be able to shop for coverage from third party sources and determine which is the least expensive coverage.

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

Enron's management has provided the following information to PGE:

A. Enron's consolidated tax returns through 1995 have been audited and are closed. The
IRS has completed its field audit of the consolidated tax returns for 1996-1997; however, the statute of limitations is still open because of the net operating losses generated in these years. The IRS is currently auditing Enron's consolidated tax returns for 1998-2000. Enron's consolidated tax return for 2001 is expected to be filed in mid-2002 and Enron expects this return and its examination to be included in the bankruptcy process.

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

Management cannot predict the ultimate outcome of the above matters due to the uncertainties surrounding Enron's bankruptcy. For additional information, see Note 9, Enron Bankruptcy, in the Notes to Financial Statements.

Power Cost Mechanisms

In order to protect both PGE and its customers from price volatility in the wholesale power and natural gas markets, the OPUC has authorized the Company to defer actual net variable power costs which differ from certain baseline amounts approved by the Commission. During the initial power cost mechanism, which covered the period January through September 2001, PGE's net variable power costs, as calculated under terms approved by the OPUC, exceeded the baseline. The Company has received Commission approval to recover the approximate $91 million balance (including $7 million of interest), over a period of 3 1/2 years beginning April 1, 2002. Such recovery will be partially offset by the refund of approximately $22 million in certain customer credits over the period April 1, 2002 through December 31, 2002.

Under a power cost mechanism covering the period October 1, 2001 through December 31, 2002, PGE has received OPUC authorization to share with its customers the difference between actual net variable power costs and the amount used to establish base energy rates, as well as the difference between actual energy revenues and a pre-determined base. A portion of the net difference between pre-determined levels and actual net variable power costs and revenues (termed "Power Cost Variance") is subject to recovery (or refund). Any Power Cost Variance exceeding $28 million is shared with PGE customers, with any variance between $28 million and $38 million shared equally. Of the next $62 million (up to $100 million), PGE will collect or refund 85% of the variance, and of the next $100 million (up to $200 million), PGE will collect or refund 90% of the variance. For variances that exceed $200 million, PGE will collect or refund 95% of the variance.

A Power Cost Adjustment Account is maintained to record both the calculated Power Cost Variance and amounts actually collected from or refunded to customers. Any tariff rate adjustments, calculated on a quarterly basis, are subject to review and approval by the OPUC. In the first six months of the mechanism, approximately $27 million was deferred for future recovery from retail customers, all of which applied to the first quarter of 2002.

Receivables - California Wholesale Market

As of May 1 2002, PGE has accounts receivable totaling approximately $85 million that may be affected by the financial condition of two major California utilities. Significant increases in wholesale power prices in the last half of 2000 and in early 2001 severely affected the financial stability of both companies and resulted in the declaration of bankruptcy by one of the utilities. A credit reserve has been established by PGE for amounts due under wholesale electricity contracts. For further information, see Note 6, Receivables-California Wholesale Market, in the Notes to Financial Statements.

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

See Note 7, Refunds on Wholesale Transactions, in the Notes to Financial Statements for further information.

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

PGE and other Northwest utilities expressed concerns regarding potentially adverse consequences of price mitigation measures on Northwest citizens, utilities, power marketers and generators. In response, the FERC in December 2001 temporarily modified the method for calculating the ceiling price for markets in Western states not coordinated by the California Independent System Operator. The changes acknowledge differences between the Northwest and California markets, including those related to hydropower utilization and seasons of peak usage. They include the discontinuation of the above reserve deficiency method to formulate the mitigated price and utilize instead incremental changes in the cost of natural gas to trigger adjustments in the price, initially set at $108/MWh. The changes were in effect until May 1, 2002, at which time the previous methodology again became effective. PGE does not currently plan to seek modification of the current methodology.

Federal Investigation - Wholesale Power Markets

On February 13, 2002, the FERC commenced a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West, or otherwise exercised undue influence over wholesale prices in the West, since January 1, 2000. On March 5, 2002, all sellers with wholesale sales in the U.S. portion of the WSCC were directed to provide certain historical and projected information for all energy transactions in calendar years 2000 and 2001. PGE has submitted the requested information. In early May 2002, FERC received information that Enron may have engaged in several types of trading strategies enumerated in three memoranda that may raise questions of potential manipulation of electricity and natural gas prices in California in 2000-2001. On May 8, 2002, FERC ordered all sellers of wholesale electricity or ancillary services into the California markets during 2000-2001 to respond to FERC whether they engaged in any transactions falling within any of the enumerated types of trading strategies, and if they did to provide information about the transactions. PGE has commenced an inquiry in order to respond to FERC's order.

Antitrust Litigation

In late 2001, the State of California and numerous individuals, businesses and California cities, counties and other governmental entities filed class action law suits (Wholesale Electricity Antitrust Cases) against various individuals, utilities, generators, traders and other entities, including Duke Energy Trading and Marketing, LLC; Duke Energy Morro Bay, LLC; Duke Energy Moss Landing, LLC; Duke Energy South Bay, LLC and Duke Energy Oakland, LLC (Duke Parties) alleging that activities related to the purchase and sale of electricity in California in 2000 and 2001 violated California antitrust and unfair competition laws. The complaint seeks, among other things, restitution of all funds acquired by means that violate the law and payment of treble damages, interest, and penalties.

In late April 2002, the Duke parties filed a cross complaint against PGE and other utilities, generators, traders and other entities not named in the Wholesale Electricity Antitrust Cases, alleging that they participated in the purchase and sale of electricity in California during 2000-2001 and seeking complete indemnification and/or partial equitable indemnity on a comparative fault basis for any liability that the Court may impose on the Duke Parties under the Wholesale Electricity Antitrust Cases. Legal and equitable relief is sought, with no specific monetary amount claimed. At this time, management is unable to make any assessment of or determination with respect to this complaint.

Trojan Investment Recovery

Due to the closure of the Trojan nuclear plant in 1993 and issuance of a 1995 OPUC general rate order in connection with the recovery of and a return on the Trojan investment, numerous legal challenges, appeals and regulatory actions have taken place. As a result of a settlement agreement that was implemented in 2000, the recovery of the Trojan plant investment is no longer included in rates charged to customers. The Company continues to collect for costs related to the decommissioning of the plant. (For further information, see Note 4, Legal and Environmental Matters, in the Notes to Financial Statements).

Union Grievances

Grievances have been filed by several members of the International Brotherhood of Electrical Workers (IBEW) Local 125, the bargaining unit representing PGE's union workers, with respect to losses in their pension/savings plans attributable to the collapse of the price of Enron's stock. The grievances, on behalf of all present and retired bargaining unit members, allege that Enron manipulated the stock, resulting in the losses. The grievances do not specify an amount of claim, but rather request that the present and retired members be made whole. The IBEW and the Company have agreed to delay the grievance process until June 1, 2002, which may be extended by mutual agreement for an unlimited number of 30-day extensions.

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

Available information is currently not sufficient to determine either the total cost of investigation and remediation of the Portland Harbor or the potential liability of responsible companies, including PGE. (For further information, see Note 4, Legal and Environmental Matters, in the Notes to Financial Statements).

Retail Customer Growth and Energy Sales

Weather adjusted retail energy sales decreased by 5.2% for the three months ended March 31, 2002, compared to the same period last year. Manufacturing sector sales declined 12.9%, with all major segments of this sector down from last year. Commercial and residential energy sales were down 3.2% and 1.9%, respectively. PGE forecasts retail energy sales in 2002 will remain down somewhat from last year, as continued customer growth is offset by both a slow economy and increased conservation efforts.

Power Supply

Hydro conditions in the region have significantly improved from last year, although they remain below normal levels. Volumetric water supply forecasts for the Pacific Northwest, prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies, currently project the January-to-July runoff at 93% of normal, compared to 54% of normal last year.

PGE generated 43% of its retail load requirement in the first quarter of 2002, with hydro generation comprising about 10% of the Company's requirement; short- and long-term purchases were utilized to meet the remaining load. PGE's ability to purchase power in the wholesale market, along with its base of thermal and hydroelectric generating capacity, currently provides the flexibility to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers. Although surplus generation has diminished in recent years due to economic and population growth in the western United States, recent construction of new generating plants has increased the region's capacity to meet its power needs. In addition, a reduction in demand from a slowing economy and increased conservation efforts, along with increased natural gas supplies and federal price mitigation, have together resulted in significantly lower market prices for both electricity and natural gas than in the first quarter of 2001.

On January 1, 2002, PGE sold a 33.33% interest in its 410-MW Pelton Round Butte hydroelectric project to the Confederated Tribes of Warm Springs. (For further information, see Note 2, Sale of Pelton Round Butte Hydroelectric Project, in the Notes to Financial Statements).

New Accounting Standard

See Note 11, New Accounting Standard, in the Notes to Financial Statements for information regarding new Statement of Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

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

  events related to Enron's bankruptcy proceedings;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Gains and losses from instruments that reduce commodity price risk are recognized when settled in purchased power and fuel expense, or in wholesale revenue. In addition, PGE policy allows the use of these instruments for trading purposes, which may expose the Company to market risks resulting from adverse changes in commodity prices. Unrealized gains and losses on such instruments are recognized within "Purchased power and fuel" expense on PGE's Income Statement. Valuation of these financial instruments reflects management's best estimates of market prices, including closing NYMEX and over-the-counter quotations, time value, and volatility factors underlying the commitments.

The Company actively manages its risk to ensure compliance with its risk management policies. PGE monitors open commodity positions in its energy portfolios using a value at risk methodology, which measures the potential impact of market movements over a one-day holding period using a variance/covariance approach at a 95% confidence interval. The portfolio is modeled using net open power and natural gas positions, with power averaged over peak and off-peak periods by month, and includes all financial and physical positions for the next 24 months, including estimates of retail load and plant generation in the non-trading portfolio. The risk factors include commodity prices for power and natural gas at various locations and do not include volumetric variability. Based on this methodology, the average, high, and low value at risk on the trading portfolio in the first quarter of 2002 was $0.3 million, $0.4 million, and $0.1 million, respectively, and in the first quarter of 2001 was $0.9 million, $1.8 million, and $0.4 million, respectively. The value at risk on the non-trading portfolio is not meaningful since the majority of the portfolio is effectively accounted for on an accrual or settlement basis.

Additionally, the Company has power cost mechanisms in place that allow PGE to defer, for future ratemaking treatment, actual net variable power costs that differ from certain baseline amounts approved by the OPUC. (For additional information, see "Power Cost Mechanisms" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

At March 31, 2002, a 10% change in the value of the Canadian dollar would result in a change in pre-tax income of approximately $4 million at the time the transactions settle over the next two years. Foreign currency risk in PGE's trading portfolio is immaterial to the Company's consolidated financial statements and is not expected to change materially in the near future.

Interest Rate Risk

PGE is exposed to risk resulting from changes in interest rates on variable rate commercial paper, short-term borrowings, and long-term debt outstanding. Although the Company currently has no financial instruments to mitigate such risk, it will consider such instruments in the future as necessary.

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

PART II

Other Information

Item 1. Legal Proceedings

For further information, see PGE's report on Form 10-K for the year ended December 31, 2001.

Citizens' Utility Board of Oregon v. Public Utility Commission of Oregon and Utility Reform Project and Colleen O'Neill v. Public Utility Commission of Oregon, Marion County Oregon Circuit Court, the Court of Appeals of the State of Oregon, the Oregon Supreme Court

On May 13, 2002, PGE filed a letter informing the Oregon Supreme Court of probable mootness and requested the Court to continue the matter to June 29, 2002.

Gordon v. Reliant Energy, Inc./Duke Energy Trading and Marketing, et al v. Arizona Public Service Company, et al, Superior Court of the State of California for the County of San Diego, Proceeding Nos. 4204 and 4205

In late 2001, the State of California and numerous individuals, businesses and California cities, counties and other governmental entities filed class action law suits (Wholesale Electricity Antitrust Cases) against various individuals, utilities, generators, traders and other entities, including Duke Energy Trading and Marketing, LLC; Duke Energy Morro Bay, LLC; Duke Energy Moss Landing, LLC; Duke Energy South Bay, LLC and Duke Energy Oakland, LLC (Duke Parties) alleging that activities related to the purchase and sale of electricity in California in 2000 and 2001 violated California antitrust and unfair competition laws. The complaint seeks, among other things, restitution of all funds acquired by means that violate the law and payment of treble damages, interest, and penalties.

In late April 2002, the Duke parties filed a cross complaint against PGE and other utilities, generators, traders and other entities not named in the Wholesale Electricity Antitrust Cases, alleging that they participated in the purchase and sale of electricity in California during 2000-2001 and seeking complete indemnification and/or partial equitable indemnity on a comparative fault basis for any liability that the Court may impose on the Duke Parties under the Wholesale Electricity Antitrust Cases. Legal and equitable relief is sought, with no specific monetary amount claimed.

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

PORTLAND GENERAL ELECTRIC COMPANY

(Registrant)

May 14, 2002	By:	/s/ James J. Piro
James J. Piro Senior Vice President, Finance Chief Financial Officer and Treasurer

May 14, 2002	By:	/s/ Kirk M. Stevens
Kirk M. Stevens Controller and Assistant Treasurer