Form 10-Q
period 2002-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2002-08-13
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____v___________ to _______________ Commission File Number 1-5532-99

PORTLAND GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

Oregon		93-0256820
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2002: 42,758,877 shares of Common Stock, $3.75 par value. (All shares are owned by Enron Corp.)

Table of Contents

Page Number
Definitions	3

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income	4
Consolidated Statements of Retained Earnings	4
Consolidated Statements of Comprehensive Income	5
Consolidated Balance Sheets	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	47

Part II. Other Information

Item 1. Legal Proceedings	49
Item 5. Other Information	50
Item 6. Exhibits and Reports on Form 8-K	52
Signature Page	53

Definitions

BPA	Bonneville Power Administration
Bankruptcy Court	United States Bankruptcy Court For The Southern District of New York
COBRA	Consolidated Omnibus Budget Reconciliation Act
CUB	Citizens' Utility Board
DEQ	Oregon Department of Environmental Quality
Enron	Enron Corp., as Debtor and Debtor in Possession in Chapter 11, Case No. 01-16034 pending in the US Bankruptcy Court For The Southern District of New York
EPA	Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission

IRS	Internal Revenue Service
kWh	Kilowatt-Hour
Mill	One tenth of one cent
MWh	Megawatt-hour
NW Natural	Northwest Natural Gas Company
NYMEX	New York Mercantile Exchange
OPUC or the Commission	Oregon Public Utility Commission
PBGC	Pension Benefit Guaranty Corporation
PGC	Portland General Corporation
PGE or the Company	Portland General Electric Company
SFAS	Statement of Financial Accounting Standards issued by the Financial Accounting Standards Board
Trojan	Trojan Nuclear Plant
URP	Utility Reform Project
VEBA	Voluntary Employee Beneficiary Association
WSCC	Western Systems Coordinating Council
WTC	World Trade Center

PART I

Financial Information

Item 1. Financial Statements
Portland General Electric Company and Subsidiaries Consolidated Statements of Income (Unaudited)
	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001		2002	2001
	(In Millions)

Operating Revenues	$553	$831		$1,093	$1,597

Operating Expenses
Purchased power and fuel	383	636		716	1,214
Production and distribution	32	36		60	60
Administrative and other	33	37		71	65
Depreciation and amortization	39	41		81	86
Taxes other than income taxes	16	17		36	34
Income taxes	17	21		45	45
	520	788		1,009	1,504

Net Operating Income	33	43	1	84	93

Other Income (Deductions)
Miscellaneous	(3)	4		(1)	2
Income taxes	3	-		4	2
	-	4		3	4

Interest Charges
Interest on long-term debt and other	15	18		32	36
Interest on short-term borrowings	2	-		3	-
	17	18		35	36

Net income before cumulative effect of a change in
accounting principle	16	29		52	61
Cumulative effect of a change in accounting principle,
net of related taxes of $(6)	-	-		-	11

Net Income	16	29		52	72

Preferred Dividend Requirement	-	-		1	1

Income Available for Common Stock	$16	$29		$51	$71
Portland General Electric Company and Subsidiaries Consolidated Statement of Retained Earnings (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001		2002	2001
	(In Millions)

Balance at Beginning of Period	$486	$481		$451	$459
Net Income	16	29		52	72
	502	510		503	531

Dividends Declared
Common stock	-	20		-	40
Preferred stock	-	-		1	1
	-	20		1	41
Balance at End of Period	$502	$490	$5	502	$490

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(In Millions)

Accumulated other comprehensive income (loss) - Beginning of Period	$(2)	$31	$(2)	$-

Net Income	$16	$29	$52	$72

Other comprehensive income, net of tax:
Unrealized gains (losses) on derivatives classified as cash flow hedges:
Unrealized holding gain due to cumulative effect of change in
accounting principle, net of related taxes of ($23)	-	-	-	35
Other unrealized holding net gains (losses) arising during the period, net of related taxes of $2 and $30 for the three months ended
June 30, 2002 and 2001 and ($1) and $27 for the six months
ended June 30, 2002 and 2001	(3)	(45)	2	(41)
Reclassification adjustment for contract settlements included in net income, net of related taxes of $1 and $7 for the three
months and six months ended June 30, 2001	-	(2)	-	(10)
Reclassification adjustment in net income due to discontinuance of cash flow hedges, net of related taxes or ($3) for the three
months and six months ended June 30, 2001	-	4	-	4
Reclassification of unrealized (gains) losses to FAS 71 regulatory liability, net of related taxes of ($2) and $1 for the three
months and six months ended June 30, 2002	3	-	(2)	-
Total Other comprehensive income (loss)	-	(43)	-	(12)

Comprehensive income	$16	$(14)	$52	$60

Accumulated other comprehensive income (loss) - End of Period	$(2)	$(12)	$(2)	$(12)

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2002	2001
	(In Millions)
Assets
Electric Utility Plant - Original Cost
Utility plant (includes construction work in progress of $126 and $97)	$3,635	$3,596
Accumulated depreciation	(1,705)	(1,643)
	1,930	1,953
Other Property and Investments
Receivable from parent (less allowance for uncollectible accounts of $77 and $74)	-	-
Nuclear decommissioning trust, at market value	32	30
Trust owned life insurance	76	81
Note receivable - Pelton Round Butte project sale	23	-
Miscellaneous	30	35
	161	146
Current Assets
Cash and cash equivalents	39	8
Accounts and notes receivable (less allowance for uncollectible accounts of $29 and $29)	244	272
Contract termination receivable	13	28
Unbilled and accrued revenues	63	80
Power cost mechanism	31	-
Assets from price risk management activities	137	170
Inventories, at average cost	49	44
Margin deposits	25	89
Prepayments and other	81	78
Deferred income taxes	9	6
	691	775
Deferred Charges
Unamortized regulatory assets	554	582
Miscellaneous	20	18
	574	600
	$3,356	$3,474
Capitalization and Liabilities
Capitalization
Common stock equity
Common stock, $3.75 par value per share, 100,000,000
shares authorized; 42,758,877 shares outstanding	$160	$160
Other paid-in capital - net	481	481
Retained earnings	502	451
Accumulated other comprehensive income (loss)	(2)	(2)
Cumulative preferred stock subject to mandatory redemption	27	29
Long-term obligations	622	769
	1,790	1,888

Commitments and Contingencies (Notes 4-8)

Current Liabilities
Long-term debt due within one year	301	173
Preferred stock maturing within one year	1	1
Short-term borrowings	135	174
Accounts payable and other accruals	193	250
Liabilities from price risk management activities	160	196
Customer deposits	5	5
Accrued interest	14	13
Dividends payable	1	1
Accrued taxes	13	15
Unamortized regulatory liabilities	16	42
	839	870
Other
Deferred income taxes	379	339
Deferred investment tax credits	21	23
Trojan decommissioning and transition costs	194	205
Unamortized regulatory liabilities	26	44
Nonqualified benefit plan liabilities	62	62
Miscellaneous	45	43
	727	716
	$3,356	$3,474

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
	2002	2001
	(In Millions)

Cash Flows From Operating Activities:
Reconciliation of net income to net cash provided by operating activities
Net income	$52	$72
Non-cash items included in net income:
Cumulative effect of a change in accounting principle, net of tax	-	(11)
Depreciation and amortization	81	86
Deferred income taxes	44	1
Net change from price risk management activities	2	(33)
Power cost adjustment	(26)	-
Other non-cash income and expenses (net)	(30)	-
Changes in working capital:
Net margin deposit activity	64	(188)
(Increase) decrease in receivables	45	(26)
Increase (decrease) in payables	(58)	1
Other working capital items - net	(8)	(15)
Other - net	(2)	3
Net Cash Provided by (Used in) Operating Activities	164	(110)

Cash Flows From Investing Activities:
Capital expenditures	(75)	(106)
Other - net	3	14
Net Cash Used in Investing Activities	(72)	(92)

Cash Flows From Financing Activities:
Net increase (decrease) in short-term borrowings	(39)	188
Repayment of long-term debt	(19)	(4)
Preferred stock retired	(2)	-
Dividends paid	(1)	(41)
Net Cash Provided by (Used in) Financing Activities	(61)	143

Increase (Decrease) in Cash and Cash Equivalents	31	(59)
Cash and Cash Equivalents, Beginning of Period	8	60
Cash and Cash Equivalents, End of Period	$39	$1

Supplemental disclosures of cash flow information
Cash paid during the period:
Interest, net of amounts capitalized	$31	$31
Income taxes	2	35

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Interim Statements

The interim financial statements have been prepared by PGE and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim periods presented. Such statements, which are unaudited, are presented in accordance with the SEC's interim reporting requirements, which do not include all the disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Certain information and footnote disclosures made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received or activity associated with the interim period; accordingly, such costs are subject to year-end adjustment. It is PGE's opinion that, when the interim statements are read in conjunction with the 2001 Annual Report on Form 10-K and the other reports filed with the Securities and Exchange Commission since its 2001 Form 10-K was filed, the disclosures are adequate to make the information presented not misleading.

Reclassifications - Certain amounts in prior years have been reclassified for comparative purposes. These reclassifications had no material effect on PGE's previously reported consolidated financial position, results of operations, or cash flows.

Note 2 - Price Risk Management

PGE engages in non-trading and trading activities by utilizing derivative financial instruments in its electric utility business. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended), which the Company adopted on January 1, 2001, derivative instruments are recorded on the Balance Sheet as an asset or liability measured at estimated fair value, with changes in fair value recognized currently in earnings (in Purchased power and fuel), unless specific hedge accounting criteria are met. As contracts settle, sales are recorded in Operating revenues, with purchases, natural gas swaps and futures recorded in Purchased power and fuel on the Statement of Income. Upon adoption of SFAS No. 133, PGE recorded after-tax gains of $11 million and $35 million in earnings and Other Comprehensive Income (OCI), respectively, from the cumulative effect of a change in accounting principle.

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

Non-Trading Activities

As PGE's primary business is to serve its retail customers, it enters into derivative instruments, including electricity forward and option, and natural gas forward and swap contracts to manage its exposure to commodity price risk and endeavor to minimize net power costs for customers. Effective October 1, 2001, PGE's base rates changed as a result of an OPUC general rate order. The new rates reflect an update of PGE's net variable power costs to include electricity and natural gas contracts that will settle over the 15-month period ended December 31, 2002. In addition, the OPUC approved a 15-month power cost adjustment mechanism, effective October 1, 2001, to mitigate the Company's exposure to risk from power and natural gas price volatility. Such mechanism provides an incentive for the Company to continue to actively manage resources it has procured to serve its retail load and reduce retail power costs over the 15-month period October 1, 2001 to December 31, 2002. The mechanism provides that PGE recover from or refund to customers a portion of the difference in changes in power costs and energy revenues from baseline amounts as a result of continuing management of its resources and changes in the forecasted load. At the end of 2002, any balance for collection or refund will be subject to OPUC approval. Each year thereafter, PGE will provide updates of its net variable power costs to the OPUC for inclusion in base rates for the following year.

SFAS No. 133 requires unrealized gains and losses on derivative instruments that do not qualify for either the normal purchase and normal sale exception or hedge accounting to be recorded in earnings in the current period. OPUC-approved rates are based on the value of all the Company's resources, including derivative instruments that will settle during the 15-month period from October 1, 2001 to December 31, 2002. The timing difference between the recognition of gains and losses on derivative instruments and their realization and subsequent collection in rates is recorded as a regulatory asset or regulatory liability to reflect the effects of regulation under SFAS No. 71. As a result, in the third quarter of 2001 PGE began recording a regulatory asset or regulatory liability pursuant to SFAS No. 71 to offset the effects of unrealized gains and losses from changes in fair values of these contracts recorded prior to settlement. As contracts are settled, the regulatory asset or regulatory liability is reversed. PGE recorded in the first half of 2002 and 2001, net unrealized gains of $1 million and $6 million, respectively in earnings on natural gas swaps in its retail portfolio, including net gains of $5 million and $7 million in the second quarter of 2002 and 2001. The 2002 gains were fully offset by the recording of a SFAS No. 71 regulatory liability.

Derivative activities in OCI for the three- and six-month periods ended June 30, 2002 from cash flow hedges consist of $6 million net unrealized losses and $3 million net unrealized gains, respectively, that were fully offset by the recording of a SFAS No. 71 regulatory liability. For the comparative three- and six-month periods ended June 30, 2001, $75 million and $67 million net unrealized losses, respectively, in new contracts and changes in fair values were recognized in OCI; in addition, $4 million and $17 million net gains, respectively, were reclassified to earnings from OCI for contracts that settled during the 2001 periods. No amounts were reclassified into earnings as a result of hedge ineffectiveness in the first half of 2002 or 2001. Cash flow hedges of zero and $7 million losses were discontinued and reversed to Purchased power and fuel during the first half of 2002 and 2001, respectively, due to the probability that the original forecasted transactions will not occur. As of June 30, 2002, the maximum length of time over which PGE is hedging its exposure to such transactions is approximately 21 months. The Company estimates that of the $1 million of net unrealized gains at June 30, 2002, a $1 million loss will be reclassified into earnings within the next twelve months, with a $2 million gain to be reclassified over the remaining other nine months.

New Accounting Guidance - On December 19, 2001, the FASB approved the interpretations issued by the Derivatives Implementation Group (DIG) that are outlined in SFAS No. 133 Implementation Issues No. 15, Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity, and No. C16, Scope Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract. Under Issue No. C15, the FASB included "clearly and closely related" pricing requirements for contracts to qualify for the normal purchases and normal sales exception. Issue No. C16 disallows normal purchases and normal sales treatment for commodity contracts (except as provided in Issue No. C15 with respect to certain power purchase or sales agreements) that contain volumetric variability or optionality. Such interpretations and guidance became effective April 1, 2002. PGE determined that there was no material impact of implementing this guidance on its financial statements.

Trading Activities

PGE trading activities utilize electricity forward and option contracts and natural gas forward, swap and futures contracts to take advantage of price movements in electricity and natural gas. Such activities are not subject to regulation. In the first half of 2002, PGE recorded in earnings $2 million in unrealized losses that were offset by $2 million in realized gains from trading activities. In the first half of 2001, PGE recorded in earnings an $11 million loss from trading activities, comprised of $27 million in unrealized gains and $38 million in realized losses. In the second quarter of 2002, PGE recorded in earnings $1 million in realized gains from trading activities, with unrealized gains and losses netting to zero. In the second quarter of 2001, PGE recorded in earnings an $11 million loss from trading activities, comprised of $14 million in unrealized gains and $25 million in realized losses.

Emerging Issues Task Force Issue - The Emerging Issues Task Force (EITF) of the FASB recently reached a consensus in Issue No. 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, regarding financial statement presentation of revenues and expenses associated with "energy trading contracts". The EITF requires that, effective for the third quarter of 2002, such revenues and expenses be reported on a net basis for all periods presented. PGE has historically presented such activities on a gross basis as contracts are settled, with sales recorded in Operating revenues and power purchases recorded in Purchased power and fuel expense.

PGE continues to evaluate the financial statement reclassification required by EITF Issue No. 02-3. PGE believes that implementation of the consensus in EITF Issue No. 02-3 will likely have a material impact on total revenues and expenses, but will have no impact on its financial condition or results of operations.

Note 3 - Termination of Proposed Acquisition of PGE by NW Natural

On May 17, 2002, Enron and NW Natural entered into a Termination Agreement in which they agreed to terminate the Stock Purchase Agreement to sell PGE to NW Natural. The Termination Agreement was subject to, and effective upon, approval of the Bankruptcy Court and the consent of the lenders from whom Enron has obtained debtor-in-possession financing, both of which have been obtained. The Termination Agreement also provides for mutual releases from any legal action associated with the Stock Purchase Agreement.

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

PGE had requested the Oregon Supreme Court to hold in abeyance its review of the Court of Appeals decision pending resolution of URP's complaint with the OPUC challenging PGE's application for approval of the accounting and ratemaking elements of the settlement agreements approved by the Commission on September 29, 2000. On March 25, 2002, the OPUC issued an order denying all of URP's challenges, and approving PGE's application of the accounting and ratemaking elements of the settlement. On July 1, 2002, PGE filed with the Oregon Supreme Court a Notice of Mootness and Motion to Dismiss and Vacate the Case.

Management cannot predict the ultimate outcome of the above litigation. However, it believes this matter will not have a material adverse impact on the financial condition of the Company, but may have a material impact on the results of operations for a future reporting period.

Union Grievances - Grievances have been filed by several members of the International Brotherhood of Electrical Workers (IBEW) Local 125, the bargaining unit representing PGE's union workers, with respect to losses in their pension/savings plan attributable to the collapse of the price of Enron's stock. The grievances, which allege that the losses were caused by Enron's manipulation of the stock, seek binding arbitration under Local 125's collective bargaining agreement on behalf of all present and retired bargaining unit members. The grievances do not specify an amount of claim, but rather request that the present and retired members be made whole. PGE has filed a Motion for Declaratory Relief in the Multnomah County Circuit Court for the State of Oregon, seeking a declaratory ruling that the grievances are not subject to arbitration under the collective bargaining agreement, that the grievances are preempted by ERISA, and that the conduct complained of is directed against Enron, not PGE. The IBEW filed an answer and counterclaim that the issue is arbitrable, and PGE filed a reply which denied the counterclaim and raised four affirmative defenses. It is not likely that a hearing on these motions and counterclaim will take place before the fall of 2002. No reserves have been established by PGE for any amounts related to this issue.

Other Legal Matters - PGE is party to various other claims, legal actions and complaints arising in the ordinary course of business. These claims are not material.

Environmental Matter - A 1997 investigation of a 5.5 mile segment of the Willamette River known as the Portland Harbor, conducted by the EPA, revealed significant contamination of sediments within the harbor. Based upon analytical results of the investigation, the EPA included the Portland Harbor on the federal National Priority list pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act ("Superfund") in 2000.

In 1999, the DEQ asked that PGE perform a voluntary remedial investigation of its Harborton Substation site to confirm whether any regulated hazardous substances had been released from the substation property into the Portland Harbor sediments. While PGE does not believe that it is responsible for any contamination in Portland Harbor, in May 2000 the Company entered into a "Voluntary Agreement for Remedial Investigation and Source Control Measures" (Voluntary Agreement) with the DEQ, in which the Company agreed to complete a remedial investigation at the Harborton site under terms of the agreement. Pursuant to the Voluntary Agreement, PGE submitted a pre-remedial investigation work plan for DEQ review and approval.

In December 2000, PGE received from the EPA a "Notice of Potential Liability" regarding the Harborton Substation facility. The notice included a "Portland Harbor Initial General Notice List" containing sixty-eight other companies that the EPA believes may be Potentially Responsible Parties with respect to the Portland Harbor Superfund Site.

In March 2001, PGE submitted a final study plan to the DEQ for approval, with testing initiating in June 2001. PGE has performed initial investigations and remedial activities based upon the approved study plan. The investigations have shown no significant soil or groundwater contaminations with a pathway to the river sediments from the Harborton site.

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

Note 5 - Related Party Transactions

The tables below detail the Company's related party balances and transactions (in millions):

	June 30, 2002	December 31, 2001

Receivables from affiliated companies
Enron Corp and other Enron Subsidiaries:
Merger Receivable	$77	$74
Allowance for Uncollectible - Merger Receivable	(77)	(74)
Income Taxes Receivable(a)	4	4
Accounts Receivable(b)	1	2
Other Allowance for Uncollectible Accounts(b)	(5)	(5)
Portland General Holdings and its subsidiaries:
Accounts Receivable(b)	35	33

Payables to affiliated companies
Enron Corp:
Accounts Payable(a)	11	11

(a) Included in Accounts payable and other accruals on the Consolidated Balance Sheets
(b) Included in Accounts and notes receivable on the Consolidated Balance Sheets
For the Six Months Ended June 30	2002	2001

Revenues from affiliated companies
Other Enron subsidiaries:
Sales of electricity and transmission(a)	$1	$125

Expenses billed to affiliated companies
Enron Corp:
Intercompany services(b)	-	3
Portland General Holdings and its subsidiaries:
Intercompany services(b)	1	1

Expenses billed from affiliated companies
Enron Corp:
Intercompany services(b)	11	14
Other Enron subsidiaries:
Purchases of electricity(c)	-	124

Interest (net) from affiliated companies
Enron Corp:
Interest income(d)	3	4
Portland General Holdings and its subsidiaries:
Interest income(d)	2	2

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

Enron suspended its monthly payments to PGE in September 2001, pursuant to its Stock Purchase Agreement with NW Natural, under which NW Natural was to have assumed Enron's merger payment obligation upon its purchase of PGE. The Stock Purchase Agreement was terminated on May 17, 2002. At June 30, 2002, Enron owed PGE approximately $77 million, including accrued interest. The realization of the Merger Receivable from Enron is uncertain at this time due to Enron's bankruptcy. Based on this uncertainty, PGE has established a reserve for the full amount of this receivable, of which $74 million was recorded in December 2001. For further information, see Note 8, Enron Bankruptcy.

Income Taxes Receivable - As a member of Enron's consolidated income tax return, PGE made income tax payments to Enron for PGE's income tax liabilities. The $4 million balance at June 30, 2002 represents a receivable from Enron for refunds of prior income taxes paid by PGE.

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

Enron - PGE receives management services from Enron and provides incidental services to Enron. In the first six months of 2002, Enron billed PGE approximately $5 million for retirement savings plan matching and medical and dental benefits and an additional $6 million for corporate overhead costs. For the same period in 2001, Enron billed PGE $14 million for allocated overhead and other direct costs, comprised of $4 million for retirement savings plan matching, $3 million for medical and dental benefits, and $7 million for corporate overhead costs.

Intercompany payables to Enron were paid by PGE until Enron filed for bankruptcy in early December 2001. PGE has since stopped making payments to Enron, except those for employee benefit plans, pending the ultimate disposition of payables to and receivables from Enron resulting from Enron's bankruptcy proceedings. The $11 million payable to Enron at June 30, 2002 consisted primarily of corporate overhead costs.

In 2001, PGE received $3 million from Enron for expenses related to the proposed merger with Sierra Pacific Resources.

Other Enron Subsidiaries - In 2001, PGE provided services and sublease of office space to other Enron subsidiaries, including Enron Broadband Services, Inc. and Enron North America Corp. (ENA). PGE purchased and sold electricity and transmission services to Enron Power Marketing, Inc. (EPMI), a subsidiary of ENA. Under these transactions with EPMI, the purchases and sales of energy were primarily for like quantities and hours. PGE purchased power at prices no higher than the Dow Jones Mid-Columbia Index and charged at prices at or higher than the Dow Jones Mid-Columbia Index. In 2002, PGE is no longer purchasing and selling electricity with EPMI; however, PGE continues to provide transmission services. As of February 2002, PGE is no longer subleasing office space to ENA due to the sale of ENA's trading operations. For the first six months of 2002, PGE billed EPMI $1 million for transmission services, which have been paid by EPMI. At June 30, 2002, PGE is owed $1 million by EPMI for power and transmission services provided in 2001.

Portland General Holdings and Subsidiaries - Portland General Holdings (PGH) is a wholly owned subsidiary of Enron. Prior to Enron's bankruptcy, Enron had provided a portion of the funding for operations of PGH and its subsidiaries. With Enron's bankruptcy, any future funding from Enron will be subject to approval by Enron, and must be in compliance with the Order of the Bankruptcy Court Authorizing Continued Use Of Existing Bank Accounts, Cash Management System, Checks and Business Forms dated December 3, 2001, as amended on February 25, 2002 (the "Cash Order"). PGH and its subsidiaries are not part of Enron's bankruptcy proceedings. At June 30, 2002, PGE has an outstanding receivable balance from PGH and its subsidiaries of $35 million, comprised of $30 million related to non-regulated asset sales, $4 million related to PGH employee benefit plans, and $1 million for employee services and other corporate governance services. In June 2002, Enron loaned PGH $475 thousand to fund current operating activities, in compliance with the Cash Order.

In 1999, PGE transferred $21 million of corporate owned life insurance policies to PGH, creating a receivable balance due PGE. PGH transferred these policies to a trust for non-qualified benefit plan obligations, leaving a receivable balance due PGE. Later in 1999, PGH recorded a capital transaction with its wholly owned subsidiary PGH II, Inc. (PGH2), transferring the $21 million PGE intercompany payable to PGH2. PGH retained the trust owned life insurance policies in this transaction. The transfer to PGH2 was the result of negotiations between Enron and Sierra Pacific Resources related to the proposed sale of PGE and PGH2 to Sierra (the sale of which was later terminated). In the proposed sale of PGE and PGH2 to NW Natural, the PGE intercompany payable was also to have been assumed by NW Natural. In June 2002, due to the termination of the sale agreement with NW Natural, the PGE intercompany payable was transferred back to PGH. Due to the effects of both the termination of the sale agreement with NW Natural and the complexities of the Enron bankruptcy on the length of time to collect this receivable balance from PGH, PGE's board of directors on July 25, 2002 approved the transfer of the intercompany receivable at PGE to Enron in the form of a non-cash dividend. As of June 30, 2002, the balance due PGE from PGH was $27 million, including accrued interest.

PGH2 is the parent company of various subsidiaries that receive services from PGE. These include Portland General Distribution Company and Portland General Broadband Wireless (telecommunications companies), Microclimates, Inc. (a project management company), and Portland Energy Solutions (PES), which provides cooling services to buildings in downtown Portland, Oregon. For the first six months of 2002, PGE billed PGH and its subsidiaries $1 million for various employee services and corporate governance services. At June 30, 2002, PGE has a $3 million receivable balance from Portland General Distribution Company related to assets sold for a capital project and for employee services provided by PGE.

PGE has entered into a one-year revolving credit agreement to loan PES $2 million. The agreement, approved by the OPUC, expires on April 1, 2003. Under the agreement, PGE will advance funds to PES to complete a district cooling system project, with advances to accrue interest at 16% per annum. The OPUC order further provides that interest paid by PES to PGE in excess of PGE's authorized cost of capital (9.083%) be deferred for refund to customers. PGE also has a security interest in certain contracts and equipment related to the project. As of June 30, 2002, no funds have been advanced by PGE under the agreement.

PGE also provides services to its consolidated subsidiaries, including funding under a cash management agreement and the sublease of office space in the WTC. Intercompany balances and transactions have been eliminated in consolidation.

PGE maintains no compensating balances and provides no guarantees for related parties.

Interest Income and Expense - Interest is accrued on the Enron Merger Receivable balance at PGE's current authorized cost of capital (9.083%) and is being fully reserved, as discussed above. Receivable balances from PGH and its subsidiaries accrue interest at 9.5%. Prior to 2001, interest was accrued at 9.5% on other outstanding receivable and payable balances with Enron and its other subsidiaries. Beginning in 2001, interest was no longer accrued on those other outstanding balances with Enron due to the proposed merger with Sierra Pacific Resources. Although the proposed merger was terminated in April 2001, interest accrual has not resumed.

Management Assessment - Due to Enron's bankruptcy, management cannot predict the ultimate outcome of the above matters and the realization of its receivables. In particular, the collectibility of the $77 million Enron Merger Receivable would be uncertain under Enron's bankruptcy proceedings. As a result, the Company has established a reserve for the entire amount of this receivable, of which $74 million was recorded in December 2001. In addition, due to uncertainties associated with other receivable balances from Enron and its subsidiary companies which are part of the bankruptcy proceedings, a credit reserve was established in December 2001 for the entire $5 million remaining balance of such receivables.

Note 6 - Receivables - California Wholesale Market

As of August 1, 2002, PGE has accounts receivable totaling approximately $74 million that may be affected by the financial condition of two California utilities. Remaining payments totaling approximately $11 million (including imputed interest at 6.79%) are owed by Southern California Edison Company (SCE) under terms of a 1996 agreement providing for the termination of a Power Sales Agreement between the two companies. SCE has made its scheduled monthly payments under the termination agreement, with the final payment due in December 2002. In addition, a balance of approximately $63 million is currently owed the Company by the California Independent System Operator (ISO) and the California Power Exchange (PX) for wholesale electricity sales made from November 2000 through February 2001. The Company estimates that the majority of this amount was for sales by the ISO and PX to SCE and Pacific Gas & Electric Company (PG&E).

On March 9, 2001, the PX filed for bankruptcy, and on April 6, 2001, PG&E filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, PG&E retains control of its assets and is authorized to operate its business as a debtor in possession while subject to the jurisdiction of the Bankruptcy Court.

PGE is pursuing collection of all past due amounts. Management continues to assess PGE's exposure relative to its California receivables and has established a credit reserve for amounts due under its wholesale electricity contracts.

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

Pacific Northwest

In the July 25, 2001 order, the FERC called for a preliminary evidentiary hearing to explore whether there may have been unjust and unreasonable charges for spot market sales of electricity in the Pacific Northwest from December 25, 2000 through June 20, 2001. During that period, PGE both sold and purchased electricity in the Pacific Northwest. Upon completion of hearings, the appointed Administrative Law Judge issued a recommended order that the claims for refunds be dismissed. That recommendation, which would eliminate any potential refunds to be paid or received by PGE as a result of this proceeding, is now before the FERC for action.

Several of the complainants in this case have filed motions to reopen the hearing. Those motions are also awaiting Commission action.

Any refunds paid or received by PGE applicable to spot market electricity transactions on and after January 1, 2001 in California and the Pacific Northwest may be eligible for inclusion in the calculation of net variable power costs under the Company's power cost mechanism. This could potentially mitigate the financial effect of any refunds made or received by the Company. In addition, PGE believes that any refunds related to California sales that may be required by the FERC can be offset by accounts receivable related to sales in California (as discussed in Note 6, Receivables - California Wholesale Market).

Management cannot predict the ultimate outcome of these matters. However, it believes that the outcome will not have a material adverse impact on the financial condition of the Company, but may have a material impact on the results of operations for future reporting periods.

Note 8 - Enron Bankruptcy

On December 2, 2001, Enron, along with certain of its subsidiaries, filed to initiate bankruptcy proceedings under Chapter 11 of the federal Bankruptcy Code. PGE is not included in the filing.

On May 3, 2002, Enron presented to its creditors committee a proposal under which certain of Enron's core energy assets, including PGE, would be separated from Enron's bankruptcy estate and operated prospectively as a new integrated power and pipeline company. If Enron's proposal were to be adopted, the inclusion of PGE in the new company would be subject to potential sale to a different buyer under a Section 363 auction process, which would be supervised by the Bankruptcy Court. Enron's proposal has not been endorsed or approved by the creditors committee and is one of many options Enron may pursue. There can be no assurance as to whether PGE would ultimately be included in a new company or separately sold to a bidder in a Section 363 auction. Until this process results in a filing with the Bankruptcy Court, management will not know the role of PGE in the proposed structure and cannot assess the impact on PGE's business and operations.

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

Management cannot predict with certainty what impact Enron's bankruptcy may have on PGE. However, it does believe that the assets and liabilities of PGE will not become part of the Enron estate in bankruptcy. Although Enron owns all of PGE's common stock, PGE as a separate corporation owns or leases the assets used in its business and PGE's management, separate from Enron, is responsible for PGE's day-to-day operations. Regulatory and contractual protections restrict Enron access to PGE assets. Under Oregon law and specific conditions imposed on Enron and PGE by the OPUC in connection with Enron's acquisition of PGE in the merger of Enron and Portland General Corporation in 1997 (the merger conditions), Enron's access to PGE cash or assets (through dividends or otherwise) is limited. Under the merger conditions, PGE cannot make any distribution to Enron that would cause PGE's equity capital to fall below 48% of total PGE capitalization (excluding short-term borrowings) without OPUC approval. The merger conditions also include notification requirements regarding dividends and retained earnings transfers to Enron. PGE is required to maintain its own accounting system as well as separate debt and preferred stock ratings. PGE maintains its own cash management system and finances itself separately from Enron, on both a short-term and long-term basis.

Notwithstanding the above, PGE may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. These are:

  Amounts Due from Enron and Enron-Supported Affiliates - As described in Note 5, Related Party Transactions, PGE is owed approximately $77 million from Enron relating to the Merger Receivable (including interest accrued to June 30, 2002). Because of uncertainties associated with Enron's bankruptcy, PGE has established a reserve for the full amount of this receivable, of which $74 million was recorded in December 2001. In addition, due to uncertainties associated with other receivable balances from Enron and its subsidiary companies which are part of the bankruptcy proceedings, a credit reserve was established in December 2001 for the entire $5 million remaining balance of such receivables.

2. Control Group Liability - Enron's bankruptcy has raised questions regarding potential PGE liability for certain employee benefit plan and tax obligations of Enron.

Pension Plans

The pension plan for the employees of PGE (PGE Plan) is separate from the Enron pension plan (Enron Plan). As of December 31, 2001, the PGE Plan had assets that exceeded the present value of all accrued benefits on a SFAS No. 87 (Employers' Accounting for Pensions) basis and, management believes, on a plan termination basis. Based on discussions with Enron management, it is PGE management's understanding that, as of December 31, 2001, the assets of the Enron Plan were less than the present value of all accrued benefits by approximately $90 million on a SFAS No. 87 basis and approximately $120 million on a plan termination basis. The Pension Benefit Guaranty Corporation (the PBGC) insures pension plans, including the PGE Plan and the Enron Plan.

Subject to applicable law, separate pension plans established by companies in the same controlled group may be merged. If the Enron Plan and PGE Plan were merged, the excess assets in the PGE Plan would reduce the deficiency in the Enron Plan. However, if the plans are not merged, the deficiency in the Enron Plan could become the responsibility of the PBGC and the PGE Plan's assets would be undiminished.

Since the Enron Plan is underfunded and Enron is in bankruptcy, in certain circumstances the Enron Plan may be terminated and taken control of by the PBGC upon approval of a Federal District Court. In addition, with consent of the PBGC, Enron could seek to terminate the Enron Plan while it is underfunded.

Upon termination of a pension plan, all of the members of the controlled group of the plan sponsor become jointly and severally liable for the plan's underfunding. The PBGC can demand payment from one or more of the members of the controlled group. If payment is not made, a lien in favor of the PBGC automatically attaches against all of the assets of that member of the controlled group. The amount of the lien is equal to the lesser of the underfunding or 30% of the aggregate net worth of all of the controlled group members. In addition, if the sponsor of a pension plan does not timely satisfy its minimum funding obligation to the pension plan, once the aggregate missed amounts exceed $1 million, a lien in favor of the plan in the amount of the missed funding automatically attaches to the assets of every member of the controlled group. In either case, the PBGC may file a lien and enforce it against the assets of members of the controlled group. PGE management believes that the lien is subordinate to prior liens on the assets of the member of the controlled group. Substantially all of PGE's assets are subject to a prior perfected lien in favor of the holders of its First Mortgage Bonds. Management believes that any lien asserted by the PBGC would be subordinate to that lien. Based on discussions with Enron's management, PGE's management understands that Enron has made all required contributions to date through July 15, 2002.

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

Retiree Health Benefits

Under COBRA, certain retirees of Enron who lose coverage under Enron's group health plan due to Enron's bankruptcy proceedings are entitled to obtain health coverage in a group plan maintained by Enron or a member of its controlled group. PGE management understands, based on discussions with Enron management, that Enron had provided a plan for health insurance and that the actuarial liability was approximately $70 million as of December 31, 2001. Management further understands that to meet its obligation, Enron, at December 31, 2001, had set aside approximately $34 million of assets in a VEBA trust, which may be protected under ERISA from Enron's creditors, leaving an unfunded liability of approximately $36 million.

In the event that Enron terminates its retiree group health plan, the retirees must be provided the opportunity to purchase continuing coverage from Enron's group health plan, if any, or the most appropriate existing group health plan of another member of the Enron controlled group. Retirees electing to purchase COBRA coverage would be provided the same coverage that is provided to similarly situated retirees under the appropriate existing plan. Retirees electing to purchase COBRA coverage would be required to pay for the coverage, up to an amount not to exceed 102% of the average cost of coverage for similarly situated beneficiaries. Retirees are not required to purchase coverage under COBRA. Retirees may, instead, shop for coverage from third party sources and determine which is the least expensive coverage.

Management cannot predict the outcome of the above matter or estimate any potential loss. However, management believes that in the event Enron terminates coverage, any liability to PGE associated with the number of retirees that choose to remain under Enron's retiree health plan will not be material. No reserves have been established by PGE for any amounts related to this issue.

Income Taxes

Under regulations issued by the U.S. Treasury Department, each member of a consolidated group during any part of a consolidated federal income tax return year is severally liable for the tax liability of the consolidated group for that year. PGE became a member of Enron's consolidated group on July 2, 1997, the date of Enron's merger with Portland General Corporation. Based on discussions with Enron's management, PGE management understands that PGE ceased to be a member of Enron's consolidated group on May 7, 2001.

Enron's management has provided the following information to PGE:

A. Enron's consolidated tax returns through 1995 have been audited and are closed. Management understands that the IRS has essentially completed its audit of the consolidated tax returns for 1996-1997 and is currently auditing such returns for 1998-2000. Enron's consolidated tax return for 2001 is expected to be filed in the fall of 2002 and Enron expects this return and claims by the IRS, if any, will be included in the bankruptcy process, as discussed below.

  For years 1996-1999, Enron and its subsidiaries generated substantial net operating losses (NOLs). For 2000, Enron and its subsidiaries paid an alternative minimum tax. Enron and its subsidiaries anticipate that the 2001 consolidated tax return will show a substantial loss, which would be carried back to tax year 2000, and is anticipated to result in a tax refund for taxes paid in 2000. The carryback of the 2001 loss to 2000 is expected to provide Enron and its subsidiaries substantial NOLs for any additional income tax liabilities that may result from the ongoing IRS audit for the periods in which PGE was a member of Enron's consolidated federal income tax returns. The last day that the IRS can file a proof of claim for prepetition taxes in the bankruptcy case is March 31, 2003. It is anticipated that the IRS will file a proof of claim through 2001 prior to that date. If there were additional tax liabilities claimed by the IRS, these would be satisfied by funds in the bankruptcy estate ahead of unsecured Enron creditors.

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

Enron Debtor in Possession Financing - PGE has been informed by Enron management that shortly after the filing of its bankruptcy petition in December 2001, Enron entered into a debtor-

in-possession credit agreement with Citicorp USA Inc. and JP Morgan Chase Bank. The agreement was amended and restated in July 2002. PGE management has been advised by Enron management and its legal advisors that, under the amended and restated agreement and related security agreement, all of which were approved by the Bankruptcy Court, Enron has pledged its stock in a number of subsidiaries, including PGE, to secure the repayment of any amounts due under the debtor-in-possession financing. The pledge will be automatically released upon a sale of PGE otherwise permitted under the terms of the credit agreement. Enron also granted the lenders a security interest in the proceeds of any sale of PGE. The lenders may not exercise substantially all of their rights to foreclose against the pledged shares of PGE stock or to exercise control over PGE unless and until the lenders have obtained the necessary regulatory approvals for the transfer of PGE stock to the lenders.

Management cannot predict the ultimate outcome of the above matters due to the uncertainties surrounding Enron's bankruptcy.

Note 9 - Credit Facilities and Debt

PGE entered into a new $72 million 364-day revolving credit facility with a group of commercial banks, replacing a $200 million credit facility that expired on June 12, 2002. Under the new credit facility, PGE has the option to issue letters of credit, in addition to borrowings, totaling up to the $72 million. This new facility, along with an existing $150 million revolving credit facility (which expires in June 2003), provides total available liquidity to PGE of $222 million. Both facilities are secured by First Mortgage Bonds issued by the Company.

Note 10 - New Accounting Standards

SFAS No. 143, Accounting for Asset Retirement Obligations, requires the recognition, as an Asset Retirement Obligation (ARO), of a liability for dismantlement and restoration costs associated with the retirement of tangible long-lived assets in the period in which the liability is incurred. Upon initial recognition, the probability weighted future cash flows for the associated retirement costs, discounted using a credit-adjusted risk-free rate, are recognized as both a liability and as an increase in the capitalized amount of the related long-lived assets. Capitalized asset retirement costs are depreciated over the life of the related asset, with accretion of the ARO liability classified as an operating expense on the income statement. PGE is required to comply with SFAS No. 143 beginning January 1, 2003 and is currently evaluating the impact of SFAS No. 143 to its tangible long-lived assets, substantially all of which are included in rate-regulated operations.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires the recognition of a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. PGE is required to comply with SFAS No. 146 beginning January 1, 2003. PGE does not expect the adoption of SFAS No. 146 to have an effect on its financial statements.

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

2002 Compared to 2001 for the Three Months Ended June 30

PGE's net income in the second quarter of 2002 was $16 million, compared to $29 million in the second quarter of 2001. The $13 million decrease was due primarily to reduced margins on energy sales. A slowed economy and conservation efforts combined to reduce retail energy sales from last year's second quarter. Lower wholesale prices further reduced operating margins as excess power purchased under forward contracts at higher prevailing market prices was sold in the wholesale market.

Total operating revenues decreased $278 million (33%) compared to the second quarter of 2001 due to significantly lower prices for energy sold in the wholesale market. Wholesale revenues decreased $371 million (from $587 million to $216 million), as prices dropped 86% from last year's second quarter due to market forces within the region, including the effects of improved hydro conditions, lower natural gas prices, conservation, and a reduction in demand due to a slowing economy. Wholesale sales volume increased 158% as PGE sold on the wholesale market excess power purchased; last year, such purchases were used to replace lower hydro generation to meet second quarter retail load requirements. Retail revenues increased $102 million primarily due to a general rate increase that became effective October 1, 2001; energy sales decreased 4% as a slowing economy and conservation more than offset an approximate 10,000 (1.4%) increase in total customers from the end of last year's second quarter. Other operating revenues decreased $8 million primarily due to lower prices for sales of natural gas in excess of generating plant requirements.

Megawatt-Hours Sold (thousands)

	2002	2001
Retail	4,302	4,472
Wholesale	7,821	3,035

Purchased power and fuel costs decreased $253 million primarily due to significantly lower energy prices. Lower regional power and natural gas prices resulted in a 70% drop in the average cost of firm power purchases from last year's second quarter. Combined with lower prices for spot market purchases and a 60% decrease in thermal generation, PGE's average variable power cost was 36% of last year's second quarter (for further information, see "Power

Supply" in the Financial and Operating Outlook section). Partially offsetting the effect of the average cost decrease was a 59% increase in total system load resulting from higher wholesale energy sales.

PGE energy generation decreased 49% from last year's second quarter due to both planned maintenance and economic displacement of combustion turbine generation and planned maintenance outages at the Company's coal fired generating plants. Improved hydro conditions resulted in energy production approximately equal to that of 2001's second quarter despite the loss in generation attributable to the January 1, 2002 sale of a portion of the Company's interest in the Pelton Round Butte project. Total Company generation met approximately 31% of PGE's retail load during the second quarter, compared to 59% last year.

The following table indicates PGE's total system load (including both retail and wholesale) for the second quarters of 2002 and 2001. Average variable power costs exclude the effect of PGE's power cost mechanisms on purchased power and fuel costs.

	Megawatt/Variable Power Costs
	Megawatt-Hours (thousands)		Average Variable Power Cost (Mills/kWh)

	2002	2001	2002	2001
Generation	1,441	2,827	14.2	19.6
Firm Purchases	9,939	4,500	32.8	111.7
Spot Purchases	1,058	491	16.6	177.2
Total Send-Out	12,438	7,818	30.5*	83.6*
(*includes wheeling costs)

Operating expenses (excluding purchased power and fuel, depreciation and amortization, and taxes) decreased $8 million (11%). Production expenses decreased by $4 million, due primarily to the termination of fees previously paid to the Confederated Tribes of Warm Springs related to the operation of PGE's Pelton Round Butte hydroelectric project, a 33.33% interest in which was sold to the Tribes in January 2002. In addition, lower maintenance costs were incurred at the Company's thermal generating plants. Corporate overhead expenses, including certain employee benefit costs, decreased $5 million, due partially to the timing of allocated overhead costs from Enron, which in 2001 were not recorded until the second quarter due to the proposed sale of PGE to Sierra Pacific Resources (which sale was later terminated). Increased provision for uncollectible customer accounts partially offset the decrease in corporate overhead costs.

Depreciation and amortization expense decreased $2 million. Increased amortization of regulatory liabilities, related to various refunds to customers, was partially offset by an increase in depreciation of utility plant, due to both normal property additions and higher depreciation rates established in the Company's recent general rate case.

Income taxes decreased $4 million (19%) due to lower taxable income.

Other income decreased $7 million, caused by a $4 million loss in the market value of trust owned life insurance assets, a $2 million reserve for interest accrued on the Merger Receivable from Enron in the second quarter, and a $2 million provision to reflect a decrease in the estimated net realizable value of a gas turbine currently held for sale by the Company. Partially offsetting these items was increased interest on regulatory assets, including the deferred Power Cost Adjustment.

2002 Compared to 2001 for the Six Months Ended June 30

PGE's net income in the first half of 2002 was $52 million, compared to $72 million in the first half of 2001. Last year's first half results include the $11 million cumulative effect of a change in accounting principle resulting from the adoption of SFAS No. 133 on January 1, 2001. The $9 million decrease in net income before the effect of the accounting change was due primarily to reduced margins on energy sales. A slowed economy and conservation efforts combined to reduce retail energy sales from last year's first half. Lower wholesale prices in this year's first half further reduced operating margins as excess power purchased under forward contracts at higher prevailing market prices was sold in the wholesale market.

Total operating revenues decreased $504 million (32%) compared to the first half of 2001 due to significantly lower prices for energy sold in the wholesale market. Wholesale revenues decreased $715 million (from $1,067 million to $352 million), as prices dropped 84% from last year's first half due to market forces within the region, including the effects of improved hydro conditions, lower natural gas prices, conservation, and a reduction in demand due to a slowing economy. Wholesale sales volume approximately doubled as PGE sold on the wholesale market excess power purchased; during the first half of last year, such purchases were used to replace lower hydro generation to meet retail load requirements. Retail revenues increased $231 million primarily due to a general rate increase that became effective October 1, 2001; energy sales decreased 4% as a slowing economy and conservation more than offset an approximate 10,000 (1.4%) increase in total customers from the end of last year's first half. Other operating revenues decreased $19 million due primarily to lower prices for sales of natural gas in excess of generating plant requirements.

Megawatt-Hours Sold (thousands)

	2002	2001
Retail	9,244	9,663
Wholesale	11,632	5,774

Purchased power and fuel costs decreased $498 million due primarily to significantly lower energy prices. Due to both lower regional power and natural gas prices, the average cost of firm power purchases dropped over 62% from last year's first half. Combined with lower prices for spot market purchases and a 48% decrease in thermal generation, PGE's average variable power cost was 56% of last year's first half (for further information, see "Power Supply" in the Financial and Operating Outlook section). Partially offsetting the average cost decrease was a 34% increase in total system load resulting from higher wholesale energy sales. Purchased power and fuel costs in the first half of 2002 includes a credit of approximately $23 million related to the Company's power cost mechanisms, in which a portion of the Power Cost Variance is deferred for future recovery from customers. (See "Power Cost Mechanisms" in the Financial and Operating Outlook section for further information).

PGE energy generation decreased 39% from last year's first half due to both planned maintenance and economic displacement of combustion turbine generation and planned maintenance and forced repair outages at the Company's coal fired generating plants. Improved hydro conditions resulted in energy production approximately equal to that of 2001's first half despite the loss in generation attributable to the January 1, 2002 sale of a portion of the Company's interest in the Pelton Round Butte project. Total Company generation met approximately 37% of PGE's retail load during the first half of 2002, compared to 59% last year.

The following table indicates PGE's total system load (including both retail and wholesale) for the first half of 2002 and 2001. Average variable power costs exclude the effect of 2002 credits to purchased power and fuel costs related to PGE's power cost mechanisms, as discussed above.

	Megawatt/Variable Power Costs
	Megawatt-Hours (thousands)		Average Variable Power Cost (Mills/kWh)

	2002	2001	2002	2001
Generation	3,710	6,115	15.3	22.2
Firm Purchases	15,711	8,837	38.5	101.6
Spot Purchases	2,122	1,119	20.9	175.3
Total Send-Out	21,543	16,071	34.2*	77.6*
(*includes wheeling costs)

Operating expenses (excluding purchased power and fuel, depreciation and amortization, and taxes) increased $6 million (5%). Production and distribution expenses were unchanged as higher delivery system costs were offset by lower plant maintenance expenses and the termination of fees to the Confederated Tribes of Warm Springs. (Such fees related to the Pelton Round Butte hydroelectric project, a 33.33% interest in which was sold to the Tribes in January 2002). Expenditures for energy efficiency, including an expanded program encouraging use of compact fluorescent lighting, and increased provisions for uncollectible customer accounts, were partially offset by lower corporate overhead expenses, including certain employee benefit costs.

Depreciation and amortization expense decreased $5 million. Increased amortization of regulatory liabilities, related to various refunds to customers, was partially offset by an increase in depreciation of utility plant, due to both normal property additions and higher depreciation rates established in the Company's recent general rate case.

Taxes other than income taxes increased $2 million primarily due to higher franchise fees resulting from increased retail revenue.

Other income decreased $3 million, caused by a $3 million reserve for interest accrued on the Merger Receivable from Enron in the first half of 2002, a $3 million decrease in the allowance for equity funds used during construction (AFDC), a $2 million provision to reflect a decrease in the estimated net realizable value of a gas turbine currently held for sale by the Company, and the $1 million write-off of certain non-utility investments. These were partially offset by a $2 million increase in the market value of trust owned life insurance assets and a $4 million increase in interest on regulatory assets, including the deferred Power Cost Adjustment.

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

Cash provided by operating activities totaled $164 million in the first half of 2002 compared to $110 million used in the same period last year. The increase is due primarily to a $252 million net decrease in cash collateral deposits made with certain wholesale customers, related to the settlement of certain energy contracts, and an increase in payments received from wholesale electricity sales.

Investing Activities consist primarily of improvements to PGE's distribution, transmission, and generation facilities. A $31 million reduction in capital expenditures in the first half of 2002 is primarily attributable to reduced expenditures for transmission substation and distribution line construction activities. In addition, costs in the first half of 2001 include $6 million related to a new 24.5 megawatt combustion turbine unit at the Beaver plant site.

Financing Activities provide supplemental cash for day-to-day operations and capital requirements as needed. PGE currently relies on short-term bank loans and cash from operations to manage its day-to-day financing requirements. During the first half of 2002, the Company reduced its short-term borrowings by $39 million, as it repaid $129 million in outstanding commercial paper and borrowed $90 million under its committed credit lines. In addition, PGE paid $15 million in matured First Mortgage Bonds and $4 million of conservation bonds, retired $2 million of preferred stock, and paid $1 million in preferred stock dividends. No common stock dividends were declared in the first half of 2002; management continues to evaluate future declaration of common stock dividends in light of expected cash requirements and other considerations.

In June 2002, PGE entered into a new $72 million 364-day revolving credit facility with a group of commercial banks. For further information, see Note 9, Credit Facilities and Debt, in the Notes to Financial Statements.

On July 25, 2002, PGE's board of directors approved a non-cash dividend of $27 million to Enron related to the transfer of a receivable balance due from PGH. (For further information, see Note 5, Related Party Transactions, in the Notes to Financial Statements).

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Articles of Incorporation and the Indenture securing its First Mortgage Bonds. As of June 30, 2002, PGE has the capability to issue additional First Mortgage Bonds in amounts sufficient to meet its anticipated capital requirements.

Credit Ratings

As a result of the May 2002 termination of the stock purchase agreement to sell PGE to NW Natural, credit rating agencies reviewed their ratings of PGE. Moody's Investors Service (Moody's) lowered its ratings and retained the Company "on review for possible downgrade." Fitch Ratings (Fitch) also lowered its ratings and retained the Company on "Rating Watch Negative." Standard & Poor's (S&P) reaffirmed PGE's ratings and maintained its "CreditWatch with Negative Implications" listing.

On August 1, 2002, Fitch further lowered its ratings of PGE to below investment grade and maintained a "Ratings Watch Negative" status on the Company. This action by Fitch reflects its view that the Company has reduced financial flexibility resulting from its status as a subsidiary of an insolvent parent and a difficult capital market environment. Fitch also considered the risk associated with PGE's ongoing exposure to the Enron bankruptcy and the uncertainty regarding ongoing investigations into PGE's energy trading activities in the western U.S. power markets (see "Federal Investigations - Wholesale Power Markets" in the Financial and Operating Outlook section).

PGE's current ratings are as follows:

	Moody's	S&P	Fitch

First Mortgage Bonds	Baa2	BBB+	BB+
Senior unsecured debt	Baa3	BBB	BB-
Preferred stock	Ba2	BBB-	B
Commercial paper	P-3	A-2	Withdrawn

Status:	On review for possible downgrade	CreditWatch with Negative Implications	Rating Watch Negative

Due to the latest ratings action by Fitch, PGE could be subject to requests by certain of its wholesale counterparties to post additional performance assurance collateral, with an exposure estimated at $8 million. Currently, no additional performance collateral has been requested as a result of this ratings action.

PGE's secured and unsecured debt ratings continue to be investment grade from both Moody's and S&P. However, S&P has indicated that its ratings could be lowered if PGE were to remain a wholly owned subsidiary of Enron, reflecting the general vulnerability of a wholly owned subsidiary to its insolvent parent. S&P has indicated that, in the absence of effective structural separation ("ring-fencing") measures, PGE's ratings are likely to be downgraded well into the speculative grade category. PGE continues to actively pursue the satisfaction of S&P's structural separation criteria.

Should Moody's and S&P reduce the credit rating on PGE's unsecured debt to below investment grade, the Company could be subject to requests by certain of its wholesale counterparties to post additional performance assurance collateral. Based on PGE's non-trading and trading portfolio, estimates of current energy market prices, and the level of collateral outstanding as of July 22, 2002, the approximate amount of additional collateral that could be requested upon such a downgrade event is $163 million. This amount decreases to approximately $29 million by year-end 2002 as current higher-priced energy contracts continue to settle. In addition to collateral calls, such a credit ratings reduction would likely have an adverse effect on PGE's ability to issue long-term debt. In addition, any such rating reductions would increase interest rates on PGE's two revolving credit facilities, increasing the cost of funding its day-to-day working capital requirements.

The Company's ability to access the commercial paper market has been adversely affected by recent ratings reductions for commercial paper by Moody's and Fitch. PGE has $150 million in long-term debt maturing in December 2002 and $182 million in 2003 ($142 million in May 2003 and $40 million in August 2003). The Company is pursuing options to refinance these maturities, including the issuance of additional First Mortgage Bonds and the use of revolving lines of credit with commercial banks. PGE anticipates meeting these obligations.

Management believes that it has the ability to use its existing lines of credit, along with cash from operations, to provide the Company with sufficient liquidity to meet its day-to-day cash requirements.

Financial and Operating Outlook

Enron's Proposed Sale of PGE

On May 17, 2002, Enron and NW Natural entered into a Termination Agreement in which they agreed to terminate the Stock Purchase Agreement to sell PGE to NW Natural. The Termination Agreement was subject to, and effective upon, approval of the Bankruptcy Court and the consent of the lenders from whom Enron has obtained debtor-in-possession financing, both of which have been obtained. The Termination Agreement also provides for mutual releases from any legal action associated with the Stock Purchase Agreement.

Enron Bankruptcy

In December 2001, Enron and certain of its subsidiaries filed for bankruptcy under Chapter 11 of the federal Bankruptcy Code. Neither PGE nor numerous other Enron subsidiaries, including subsidiaries owning gas pipelines and related facilities, are included in the bankruptcy. Numerous shareholder and employee class action lawsuits have been initiated against Enron, its former independent accountants, legal advisors, executives, and board members, and its stock has been suspended from trading on the New York Stock Exchange. In addition, investigations of Enron have been commenced by several Congressional committees and state and federal regulators, including the FERC and the State of Oregon. In March 2002, Enron, substantially all of its subsidiaries and several former officers were suspended by the General Services Administration from contracting with the federal government.

On May 3, 2002, Enron presented to its creditors committee a proposal under which certain of Enron's core energy assets, including PGE, would be separated from Enron's bankruptcy estate and operated prospectively as a new integrated power and pipeline company. If Enron's proposal were to be adopted, the inclusion of PGE in the new company would be subject to potential sale to a different buyer under a Section 363 auction process, which would be supervised by the Bankruptcy Court. Enron's proposal has not been endorsed or approved by the creditors committee and is one of many options Enron may pursue. There can be no assurance as to whether PGE would ultimately be included in a new company or separately sold to a bidder in a Section 363 auction. Until this process results in a filing with the Bankruptcy Court, management will not know the role of PGE in the proposed structure and cannot assess the impact on PGE's business and operations.

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

In addition to the general effects discussed above, PGE may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. These are:

1. Amounts Due from Enron and Enron-Supported Affiliates - As described in Note 5, Related Party Transactions, PGE is owed approximately $77 million from Enron relating to the Merger Receivable (including accrued interest to June 30, 2002). Because of uncertainties associated with Enron's bankruptcy, PGE has established a reserve for the entire amount of this receivable, of which $74 million was recorded in December 2001. In addition, due to uncertainties associated with other receivable balances from Enron and its subsidiary companies which are part of the bankruptcy proceedings, a credit reserve was established in December 2001 for the entire $5 million remaining balance of such receivables.

2. Control Group Liability - Enron's bankruptcy has raised questions regarding potential PGE liability for certain employee benefit plans and tax obligations of Enron.

Pension Plans

Funding Status

The pension plan for the employees of PGE (PGE Plan) is separate from the Enron pension plan (Enron Plan). As of December 31, 2001, the PGE Plan had assets that exceeded the present value of all accrued benefits on a SFAS No. 87 (Employers' Accounting for Pensions) basis and, management believes, on a plan termination basis. Based on discussions with Enron management, it is PGE management's understanding that, as of December 31, 2001, the assets of the Enron Plan were less than the present value of all accrued benefits by approximately $90 million on a SFAS No. 87 basis and approximately $120 million on a plan termination basis.

It is permissible, subject to applicable law, for separate pension plans established by companies in the same controlled group to be merged. Enron could direct that the PGE Plan be merged with the Enron Plan. If the plans were merged, the assets in the PGE Plan would reduce the deficiency in the Enron Plan. However, if the plans are not merged, the deficiency in the Enron Plan could become the responsibility of the PBGC, which insures pension plans, including the PGE Plan and the Enron Plan, and the PGE Plan's surplus would be undiminished. Merging the plans would reduce the value of PGE, the stock of which is an asset available to Enron's creditors. Management believes that it is unlikely that either Enron or Enron's creditors would agree to support merging the two plans.

Although the Enron Plan is underfunded and Enron is in bankruptcy, Enron cannot itself terminate the Enron Plan unless it provides 60 days notice and the PBGC, in the case of solvent entities, or the Bankruptcy Court, in the case of insolvent entities, determines that each member of Enron's controlled group, including PGE, is in financial distress, as defined in ERISA. In the opinion of management, PGE is a solvent entity that does not meet the financial distress test. Consequently, management believes that it is unlikely that Enron can terminate the Enron Plan. However, Enron could, with consent of the PBGC (see below), seek to terminate the Enron Plan while it is underfunded.

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

Upon termination of a pension plan, all members of the controlled group of the plan sponsor become jointly and severally liable for the underfunding, but are not obligated to pay until a demand for payment is made by the PBGC. The PBGC can demand payment from one or more of the members of the controlled group. If payment of the full amount demanded is not made, a lien in favor of the PBGC automatically attaches against all of the assets of each member of the controlled group. The amount of the lien is equal to the lesser of the underfunding or 30% of the aggregate net worth of all controlled group members. The PBGC may perfect the lien by appropriate filings. PGE management believes that the lien does not take priority over other previously perfected liens on the assets of a member of the controlled group. Substantially all of PGE's assets are subject to a prior perfected lien in favor of the holders of its First Mortgage Bonds. Management believes that any lien asserted by the PBGC would be subordinate to that lien.

If the PBGC did look solely to PGE to pay any underfunded amount in respect of the Enron Plan, PGE would exercise all legal rights, if any, available to it to defend against such a demand and to recover any contributions from the other solvent members of the plan sponsor's controlled group. Until such time as the Enron Plan is terminated and the PBGC makes a demand on PGE to pay some or all of the underfunded amount, PGE has no liability for the underfunded amount and no termination liens are attached to any PGE property. Other members of Enron's controlled group could, to the extent of any legal rights available to them, seek contribution from PGE for their payment of any underfunded amount assessed by the PBGC. No reserves have been established by PGE for any amounts related to this issue.

Minimum Funding Obligation

If the sponsor of a pension plan does not timely satisfy its minimum funding obligation to the pension plan, once the aggregate missed amounts exceed $1 million, a lien in the amount of the missed funding automatically attaches to the assets of every member of the controlled group. The lien is in favor of the plan, but may be enforced by the PBGC. The PBGC may perfect the lien by appropriate filings. PGE management believes that the lien does not take priority over other previously perfected liens on the assets of a member of the controlled group. If Enron does not timely satisfy its minimum funding obligation in excess of $1 million, a lien will attach to the assets of PGE and all other members of the Enron controlled group. The PBGC would be entitled to file the lien and enforce it in favor of the Enron Plan against the assets of PGE and other members of the controlled group. However, substantially all of PGE's assets are subject to a prior perfected lien in favor of the holders of its First Mortgage Bonds. PGE management believes that any lien asserted by the PBGC would be subordinate to that lien.

Based on discussions with Enron management, PGE management understands that Enron has made all required contributions to date through July 15, 2002. PGE does not know if Enron will make contributions as they become due. Management is unable to predict if Enron will miss a payment and, if so, whether the PBGC would seek to have PGE make any or all of the payment. If the PBGC did look solely to PGE to pay the missed payment, PGE would exercise all legal rights, if any, available to it to defend against such a demand and to recover contributions from the other solvent members of the Enron controlled group. Until Enron does miss a contribution, PGE has no liability and no liens will attach to any PGE property. Other members of Enron's controlled group could, to the extent of any legal rights available to them, seek contribution from PGE for their payment of any missed payments demanded by the PBGC. No reserves have been established by PGE for any amounts related to this issue.

Retiree Health Benefits

Under COBRA, retirees of a bankrupt employer who lose coverage under a group health plan of the employer as a result of certain bankruptcy proceedings, are entitled to continuation of health coverage in a group health plan maintained by the bankrupt employer or a member of its controlled group. PGE management understands, based on discussion with Enron management, that Enron had provided a plan for health insurance for certain retirees, and that the actuarial liability amounts to approximately $70 million at December 31, 2001. Management further understands that to meet its obligation, Enron has set aside approximately $34 million of assets in a VEBA trust which may be protected under ERISA from Enron's creditors, leaving an unfunded liability of approximately $36 million at December 31, 2001. In the event that Enron terminates its retiree group health plan, the retirees must be provided the opportunity to purchase continuing coverage from Enron's group health plan, if any, or the appropriate group health plan of another member of the controlled group. Neither Enron nor any member of the controlled group would be required to fully fund the benefit or create new plans to provide coverage, and retirees would not be entitled to choose from which plan to obtain coverage. Retirees electing to purchase COBRA coverage would be provided the same coverage that is provided to similarly situated retirees under the most appropriate plan in the Enron controlled group. Retirees electing to continue coverage would be required to pay for the coverage, up to an amount not to exceed 102% of the average cost of coverage for similarly situated beneficiaries. Retirees are not required to acquire coverage under COBRA. Retirees will be able to shop for coverage from third party sources and determine which is the least expensive coverage.

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

Income Taxes

Under regulations issued by the U.S. Treasury Department, each member of a consolidated group during any part of a consolidated federal income tax return year is severally liable for the tax liability of the consolidated group for that year. PGE became a member of Enron's consolidated group on July 2, 1997, the date of Enron's merger with Portland General Corporation. PGE management understands, based on discussion with Enron management, that PGE ceased to be a member of Enron's consolidated group on May 7, 2001.

Enron's management has provided the following information to PGE:

A. Enron's consolidated tax returns through 1995 have been audited and are closed. Management understands that the IRS has essentially completed its audit of the consolidated tax returns for 1996-1997 and is currently auditing such returns for

1998-2000. Enron's consolidated tax return for 2001 is expected to be filed in the fall of 2002 and Enron expects this return and claims by the IRS, if any, will be included in the bankruptcy process, as discussed below.

B. For years 1996-1999, Enron and its subsidiaries generated substantial NOLs. For 2000, Enron and its subsidiaries paid an alternative minimum tax. Enron and its subsidiaries anticipate that the 2001 consolidated tax return will show a substantial loss, which would be carried back to tax year 2000, and is anticipated to result in a refund of taxes paid in 2000. The carryback of the 2001 loss to 2000 is expected to provide Enron and its subsidiaries substantial NOLs for any additional income tax liabilities that may result from the ongoing IRS audit for the periods in which PGE was a member of Enron's consolidated federal income tax returns. The last day the IRS can file a proof of claim for prepetition taxes in the bankruptcy case is March 31, 2003. It is anticipated that the IRS will file a proof of claim through 2001 prior to that date. If there were additional tax liabilities claimed by the IRS, these would be satisfied by funds in the bankruptcy estate ahead of unsecured Enron creditors.

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

Management cannot predict with certainty what impact Enron's bankruptcy may have on PGE. However, it does believe that the assets and liabilities of PGE will not become part of the Enron estate in bankruptcy. Although Enron owns all of PGE's common stock, PGE as a separate corporation owns or leases the assets used in its business and PGE's management, separate from Enron, is responsible for PGE's day to day operations. PGE maintains its own cash management system and finances itself separately from Enron, on both a short- and long-term basis. Neither PGE nor Enron have guaranteed the obligations of the other. Under Oregon law and specific conditions imposed on Enron and PGE by the OPUC in connection with Enron's acquisition of PGE in the merger of Enron and Portland General Corporation in 1997 (the merger conditions), Enron's access to PGE cash or utility assets (through dividends or otherwise) is limited. Under the merger conditions, PGE cannot make any distribution to Enron that would cause PGE's equity capital to fall below 48% of total PGE capitalization (excluding short-term borrowings) without OPUC approval. The merger conditions also include notification requirements regarding dividends and retained earnings transfers to Enron. PGE is required to maintain its own accounting system as well as separate debt and preferred stock ratings.

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

Enron Debtor in Possession Financing

PGE has been informed by Enron management that shortly after the filing of its bankruptcy petition in December 2001, Enron entered into a debtor-in-possession credit agreement with Citicorp USA Inc. and JP Morgan Chase Bank. The agreement was amended and restated in July 2002. PGE management has been advised by Enron management and its legal advisors that, under the amended and restated agreement and related security agreement, all of which were approved by the Bankruptcy Court, Enron has pledged its stock in a number of subsidiaries, including PGE, to secure the repayment of any amounts due under the debtor-in-possession financing. The pledge will be automatically released upon a sale of PGE otherwise permitted under the terms of the credit agreement. Enron also granted the lenders a security interest in the proceeds of any sale of PGE. The lenders may not exercise substantially all of their rights to foreclose against the pledged shares of PGE stock or to exercise control over PGE unless and until the lenders have obtained the necessary regulatory approvals for the transfer of PGE stock to the lenders.

Management cannot predict the ultimate outcome of the above matters due to the uncertainties surrounding Enron's bankruptcy. For additional information, see Note 8, Enron Bankruptcy, in the Notes to Financial Statements.

Power Cost Mechanisms

In order to protect both PGE and its customers from price volatility in the wholesale power and natural gas markets, the OPUC has authorized the Company to defer actual net variable power costs which differ from certain baseline amounts approved by the Commission. During the initial power cost mechanism, which covered the period January through September 2001, PGE's net variable power costs, as calculated under terms approved by the OPUC, exceeded the baseline. The Company received Commission approval to recover the approximate $91 million balance (including $7 million of interest), over a period of 3 1/2 years (April 1, 2002 - September 30, 2005). Such recovery is being offset by the refund of approximately $22 million in certain customer credits over the period April 1, 2002 through December 31, 2002, with no net effect on customer rates during this time. Such customer credits consist primarily of a final distribution received in 2000 related to PGE's terminated membership in Nuclear Electric Insurance Limited (NEIL).

In its August 2001 general rate order, the OPUC approved a Power Cost Adjustment mechanism extending from October 1, 2001 through the end of 2002. Under this mechanism, PGE shares with its retail customers the difference between actual net variable power costs and the amount used to establish base energy rates. In addition, PGE shares with customers the difference between actual energy revenues and a pre-determined base. A portion of the net difference between pre-determined levels and actual net variable power costs and revenues (termed "Power Cost Variance") is subject to recovery (or refund). Any Power Cost Variance exceeding $28 million is shared with PGE customers, with any variance between $28 million and $38 million shared equally. Of the next $62 million (up to $100 million), PGE will collect or refund 85% of the variance, and of the next $100 million (up to $200 million), PGE will collect or refund 90% of the variance. For variances that exceed $200 million, PGE will collect or refund 95% of the variance.

A Power Cost Adjustment Account is maintained to record both the calculated Power Cost Variance and amounts actually collected from or refunded to customers. Any tariff rate adjustments, calculated on a quarterly basis, are subject to review and approval by the OPUC. In the first nine months of the mechanism, approximately $31 million was deferred for future recovery from retail customers, all of which applied to the first half of 2002. In May 2002, PGE filed with the OPUC proposed tariff schedules that offer two alternatives for collection of the deferred Power Cost Variance. The Commission has postponed a decision on such alternatives pending PGE's filing of its next Power Cost Adjustment forecast, anticipated in August 2002.

PGE has filed a proposed tariff with the OPUC to continue the power cost adjustment mechanism beyond 2002.

Power Cost Forecast/Rate Reduction

On July 1, 2002, PGE filed with the OPUC an updated 2003 power cost forecast that estimates a reduction in power costs utilized in the Company's most recent general rate filing. The updated forecast projects a 7 to13 percent price decrease for the Company's business customers and a one percent decrease for residential customers. Rates for business customers are affected more by wholesale energy market prices, which have decreased significantly in recent months. Benefits to residential customers are expected to be smaller as their rates are affected more by PGE's cost of generation, which has increased due to higher natural gas prices, as well as the cost of electricity from BPA, which is expected to increase prices in October 2002.

PGE anticipates filing additional power cost updates throughout the remainder of 2002 and will submit its final forecast for OPUC approval in mid-November, with new prices to be effective January 1, 2003.

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

Although the OPUC has not adopted final rules governing resource plan updates, PGE filed an Integrated Resource Plan on August 9, 2002, updating its plan filed in late 2000. In its updated plan, PGE has described its strategy to meet the electric energy needs of its customers, with an emphasis on long-term price stability and supply reliability. PGE has requested a prehearing conference with the Commission to schedule a review of the plan.

Accounting for Energy Trading Contracts

The Emerging Issues Task Force (EITF) of the FASB recently reached a consensus in Issue No. 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, regarding financial statement presentation of revenues and expenses associated with "energy trading contracts." The EITF requires that, effective for the third quarter of 2002, such revenues and expenses be reported on a net basis for all periods presented. PGE has historically presented such activities on a gross basis as contracts settled, with sales recorded in Operating revenues and power purchases recorded in Purchased power and fuel expense.

PGE continues to evaluate the financial statement reclassification required by EITF Issue No. 02-3. PGE believes that implementation of the consensus in EITF Issue No. 02-3 will likely have a material impact on total revenues and expenses, but will have no impact on its financial condition or results of operations.

Receivables - California Wholesale Market

As of August 1, 2002, PGE has accounts receivable totaling approximately $74 million that may be affected by the financial condition of two major California utilities. Significant increases in wholesale power prices in the last half of 2000 and in early 2001 severely affected the financial stability of both companies and resulted in the declaration of bankruptcy by one of the utilities. A credit reserve has been established by PGE for amounts due under wholesale electricity contracts. For further information, see Note 6, Receivables-California Wholesale Market, in the Notes to Financial Statements.

Refunds on Wholesale Transactions

The FERC has issued an order directing certain electricity suppliers, including PGE, to supply information regarding wholesale power sales to California made in 2000 and 2001. Settlement discussions have taken place between the power suppliers, the state of California, and the FERC regarding potential refunds by suppliers. The discussions did not resolve the issues and hearings were held in March 2002, with additional hearings scheduled for August 2002 to determine any potential refunds for sales in the California spot market between October 2, 2000 and June 20, 2001.

FERC hearings have also been held to determine whether there may have been unjust and unreasonable charges for spot market sales of electricity in the Pacific Northwest by PGE and other suppliers from December 25, 2000 through June 20, 2001. A FERC Administrative Law Judge issued a recommended order that claims for refunds be dismissed. That recommendation, which would eliminate any potential refunds to be paid or received by PGE as a result of this proceeding, is now before the FERC for action. Several of the complainants in this case have filed motions to reopen the hearing. Those motions are also awaiting FERC action.

Any refunds paid or received by PGE applicable to spot market electricity transactions on and after January 1, 2001 in California and the Pacific Northwest may be eligible for inclusion in the calculation of net variable power costs under the Company's power cost mechanism. This could potentially mitigate the financial effect of any refunds made or received by the Company. In addition, PGE believes that any refunds related to California sales that may be required by the FERC can be offset by accounts receivable related to sales in California.

See Note 6, Receivables - California Wholesale Market, and Note 7, Refunds on Wholesale Transactions, in the Notes to Financial Statements for further information.

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

Under the program, a ceiling price is set by FERC for wholesale electricity sold in the spot market coordinated by the California Independent System Operator and in markets in the other Western states. The ceiling price, reflecting specified fuel, operations, and maintenance costs, is based upon the bid submitted by the highest cost gas-fired generating unit whose power is needed when reserves in California fall below 7 percent, triggering a Stage 1 supply emergency. No bid to sell power may exceed the ceiling price as long as the reserve emergency is in place. When reserves again exceed 7 percent, removing the emergency, the ceiling price drops to 85 percent of the highest hourly price in effect during the most recent Stage 1 reserve emergency. Because of increased credit risk, wholesale electricity sales to California are allowed a 10 percent surcharge. The initial ceiling price was set at $91.87/MWh.

PGE and other Northwest utilities expressed concerns regarding potentially adverse consequences of price mitigation measures on Northwest citizens, utilities, power marketers and generators. In response, the FERC in December 2001 temporarily modified the method for calculating the ceiling price for markets in Western states not coordinated by the California Independent System Operator. The changes acknowledged differences between the Northwest and California markets, including those related to hydropower utilization and seasons of peak usage. They include the discontinuation of the above reserve deficiency method to formulate the mitigated price and utilize instead incremental changes in the cost of natural gas to trigger adjustments in the price, initially set at $108/MWh. The changes were in effect until May 1, 2002, at which time the previous methodology and ceiling price again became effective.

In a July 17, 2002 order, the FERC raised the ceiling price on Western wholesale electricity prices from $91.87/MWh to $250/MWh, effective October 1, 2002. The new ceiling price, which applies to all sales of electricity in the Western Systems Coordinating Council, is intended to reflect market conditions and allow prices that properly signal energy supply scarcity and provide greater opportunity for generators to recover their costs. In addition to the new price ceiling, the FERC order established conditions and rules that will guide participation in Western wholesale electricity markets after the current wholesale price mitigation plan expires in September 2002, including automatic price mitigation procedures that will be implemented during periods of tight supplies to help ensure fair prices.

Federal Investigations - Wholesale Power Markets

On February 13, 2002, the FERC initiated a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West, or otherwise exercised undue influence over wholesale prices in the West, since January 1, 2000. On March 5, 2002, all sellers with wholesale sales in the U.S. portion of the WSCC were directed to provide certain historical and projected information for all energy transactions in calendar years 2000 and 2001. Although PGE was not specifically named in the FERC directive, the Company bought and sold power in the region during the relevant period and voluntarily submitted requested information.

Enron Trading Strategies

In early May 2002, the FERC received information contained in memos released by Enron, indicating that Enron, through subsidiary Enron Power Marketing, Inc. (EPMI), may have engaged in several types of trading strategies that raised questions regarding potential manipulation of electricity and natural gas prices in California in 2000-2001. On May 8, 2002, the FERC ordered all sellers of wholesale electricity or ancillary services into the California markets during 2000-2001 to respond to the FERC whether they engaged in any transactions falling within any of the enumerated types of trading strategies, and, if they did, to provide information about the transactions. On May 22, 2002, PGE submitted the results of its investigation, which did not uncover any instances where the Company, itself, engaged in or knowingly aided deceptive or misleading trading strategies. PGE did discover that it was among other intermediaries in a series of trading activities that occurred on 15 days from April through June 2000 where EPMI was found to be at both ends of the transaction chain (revised from 17 days, as initially reported). The trading transactions identified during the 15-day period moved about 2,300 (revised from 2,500, as initially reported) megawatt hours (0.12%) of the total 2 million megawatt hours traded by PGE on those days, and about 0.02% of the total 13 million megawatt hours traded by PGE during the three-month period. The services provided by PGE may have been used by EPMI as a step in one of the enumerated strategies. In addition, it is conceivable that in the normal course of business, PGE could have provided services to third parties that may have resulted in PGE being used, unknowingly, as an intermediary in partial execution of one or more of the enumerated strategies.

On June 4, 2002, the FERC issued an order to PGE and three other companies to show cause why their authority to charge market-based rates should not be revoked. Such order states that the companies' responses to the FERC's May 8, 2002 data request (discussed above) are indicative of a failure to cooperate with its investigation. PGE believes that it has fully cooperated with the FERC's inquiry. On June 14, 2002, PGE filed a response with the FERC, indicating that a thorough review of Company documents again found no evidence of deception or market manipulation by PGE.

Wash Sales - Electricity

On May 21, 2002, the FERC issued a data request and request for admissions to all sellers of wholesale electricity and/or ancillary services in the U.S. portion of the WSCC during the years 2000-2001. Such request ordered sellers to admit or deny engagement in activities referred to as "wash," "round trip," or "sell/buyback" type transactions. Although PGE was not listed in the data request, PGE conducted an investigation and submitted the results in a response to the FERC on May 31, 2002. Such response denied that PGE engaged in trading activities described in the FERC data request to the extent that such activities artificially inflated trading volumes, revenues or market prices. PGE's response also noted that it had no reason or incentive to artificially inflate trading volumes or revenues, as the primary purpose of its wholesale trading operations is to manage risk and reduce costs for its retail customers by balancing load requirements and maximizing the value of owned generation and purchase contracts to the extent that available supply is excess to the needs of the Company's firm customers.

Wash Sales - Natural Gas

On May 22, 2002, the FERC issued a data request and request for admissions to all sellers of natural gas in the U.S. portion of the WSCC and in Texas during the years 2000-2001. Such request ordered such sellers to admit or deny engagement in activities referred to as "wash," "round trip," or "sell/buyback" type transactions. PGE conducted an investigation and submitted the results in a response to the FERC on June 5, 2002. Such response denied that PGE engaged in trading activities described in the FERC data request.

Other

On June 17, 2002, the U.S. Commodity Futures Trading Commission (CFTC), which regulates futures contracts traded on U.S. exchanges, subpoenaed documents from PGE regarding the Company's electricity and natural gas trading, including any "wash" trading used to inflate revenue and trading volume. PGE forwarded documents previously prepared for the FERC investigation (described above).

PGE is cooperating and will continue to cooperate to the fullest extent with these investigations.

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

In late April 2002, the Duke parties filed a cross complaint against PGE and other utilities, generators, traders and other entities not named in the Wholesale Electricity Antitrust Cases, alleging that they participated in the purchase and sale of electricity in California during 2000-2001 and seeking complete indemnification and/or partial equitable indemnity on a comparative fault basis for any liability that the Court may impose on the Duke Parties under the Wholesale Electricity Antitrust Cases. Legal and equitable relief is sought, with no specific monetary amount claimed. An open extension of time has been agreed to by the parties until 30 days after a ruling on jurisdiction is made in the original case. At this time, management is unable to make any assessment of or determination with respect to this complaint.

California Attorney General Complaint

In May 2002, the Attorney General of California filed a complaint alleging failure of PGE to comply with FERC approval requirements for its market based sales of power in California. The complaint seeks fines and penalties under the California Business and Professions Code for each sale from 1998 through 2001 above a "capped price;" no specific damage claim is stated. In July 2002, PGE filed a Notice of Removal to federal court and a Motion to Dismiss on preemptive grounds, with a hearing currently scheduled for late August 2002.

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

Union Grievances

Grievances have been filed by several members of the International Brotherhood of Electrical Workers (IBEW) Local 125, the bargaining unit representing PGE's union workers, with respect to losses in their pension/savings plan attributable to the collapse of the price of Enron's stock. The grievances, which allege that the losses were caused by Enron's manipulation of the stock, seek binding arbitration under Local 125's collective bargaining agreement on behalf of all present and retired bargaining unit members. The grievances do not specify an amount of claim, but rather request that the present and retired members be made whole. PGE has filed a Motion for Declaratory Relief in the Multnomah County Circuit Court for the State of Oregon, seeking a declaratory ruling that the grievances are not subject to arbitration under the collective bargaining agreement, that the grievances are preempted by ERISA, and that the conduct complained of is directed against Enron, not PGE. The IBEW filed an answer and counterclaim that the issue is arbitrable, and PGE filed a reply which denied the counterclaim and raised four affirmative defenses. It is not likely that a hearing on these motions and counterclaim will take place before the fall of 2002. No reserves have been established by PGE for any amounts related to this issue.

Environmental Matter

A 1997 investigation of a portion of the Willamette River known as the Portland Harbor, conducted by the EPA, revealed significant contamination of sediments within the harbor. Subsequently, the EPA included Portland Harbor on the federal National Priority list pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act ("Superfund").

In 1999, the DEQ asked that PGE perform a voluntary remedial investigation of its Harborton Substation site to confirm whether any regulated hazardous substances had been released from the substation property into the Portland Harbor sediments. While PGE does not believe that it is responsible for any contamination in Portland Harbor, in May 2000 the Company entered into a "Voluntary Agreement for Remedial Investigation and Source Control Measures" (Voluntary Agreement) with the DEQ, in which the Company agreed to complete a remedial investigation at the Harborton site under terms of the agreement. Pursuant to the Voluntary Agreement, PGE submitted a pre-remedial investigation work plan for DEQ review and approval.

In December 2000, PGE received from the EPA a "Notice of Potential Liability" regarding the Harborton Substation facility. Such notice included a "Portland Harbor Initial General Notice List" containing sixty-eight other companies that the EPA believes may be Potentially Responsible Parties with respect to the Portland Harbor Superfund Site.

In March 2001, PGE submitted a final study plan to the DEQ for approval, with testing initiating in June 2001. PGE has performed initial investigations and remedial activities based upon the approved study plan. Such investigations have shown no significant soil or groundwater contaminations with a pathway to the river sediments from the Harborton site.

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

Retail Customer Growth and Energy Sales

Weather adjusted retail energy sales decreased by 4.3% for the six months ended June 30, 2002, compared to the same period last year. Manufacturing sector sales declined 10.2%, with all segments of this sector down from last year. Excluding the effects of the Demand Buyback program, in which PGE paid large customers to reduce their load during peak demand periods in 2001, manufacturing sector sales declined about 14%. Commercial and residential energy sales were down 2.2% and 1.8%, respectively. PGE forecasts retail energy sales in 2002 will remain down somewhat from last year, as continued customer growth is offset by both a slow economy and increased conservation efforts.

Power Supply

Hydro conditions in the region have significantly improved from last year, although they remain below normal levels. Volumetric water supply forecasts for the Pacific Northwest, prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies, currently project the January-to-July runoff at 96% of normal, compared to 55% of normal last year.

PGE generated 37% of its retail load requirement in the first half of 2002, with hydro generation comprising about 11% of the Company's requirement; short- and long-term purchases were utilized to meet the remaining load. PGE's ability to purchase power in the wholesale market, along with its base of thermal and hydroelectric generating capacity, currently provides the flexibility to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers. Although surplus generation has diminished in recent years due to economic and population growth in the western United States, recent construction of new generating plants has increased the region's capacity to meet its power needs. In addition, a reduction in demand from a slowing economy and increased conservation efforts, along with increased natural gas supplies and federal price mitigation, have together resulted in significantly lower market prices for both electricity and natural gas than in the first half of 2001.

New Accounting Standards

See Note 10, New Accounting Standards, in the Notes to Financial Statements for information regarding new SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Statement Regarding Forward-Looking Statements

This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements of expectations, beliefs, plans, objectives, assumptions or future events or performance. Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will likely result," "will continue," or similar expressions identify forward-looking statements.

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

  effects of electric industry restructuring in Oregon and in the United States, including wholesale competition;

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

  wholesale energy prices (including the effect of FERC price controls) and their effect on the availability and price of wholesale power purchases and sales in the western United States;

  the effectiveness of PGE's risk management policies and procedures and the creditworthiness of customers and counterparties;

  operational factors affecting PGE's power generation facilities;

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

  employee workforce factors, including strikes, work stoppages, and the loss of key executives; and,

  general political, economic, and financial market conditions.

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

Commodity Price Risk

PGE's primary business is to provide electricity to its retail customers. The Company uses both long-term and short-term purchased power contracts to supplement its thermal and hydroelectric generation to respond to seasonal fluctuations in the demand for electricity and variability in generating plant operations. In meeting these needs, PGE is exposed to market risk arising from the need to purchase power and to purchase fuel for its natural gas and coal fired generating units. The Company uses instruments such as forward contracts, which may involve physical delivery of an energy commodity, swap agreements, which may require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, options, and futures contracts to mitigate risk that arises from market fluctuations of commodity prices.

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

The Company actively manages its risk to ensure compliance with its risk management policies. PGE monitors open commodity positions in its energy portfolios using a value at risk methodology, which measures the potential impact of market movements over a one-day holding period using a variance/covariance approach at a 95% confidence interval. The portfolio is modeled using net open power and natural gas positions, with power averaged over peak and off-peak periods by month, and includes all financial and physical positions for the next 24 months, including estimates of retail load and plant generation in the non-trading portfolio. The risk factors include commodity prices for power and natural gas at various locations and do not include volumetric variability. Based on this methodology, the average, high, and low value at risk on the trading portfolio in the first half of 2002 was $0.2 million, $0.4 million, and zero, respectively, and in the first half of 2001 was $1.3 million, $3.6 million, and $0.2 million, respectively. The value at risk on the non-trading portfolio is not meaningful since the majority of the portfolio is effectively accounted for on an accrual or settlement basis.

Additionally, the Company has a power cost mechanism in place that allows PGE to defer, for future ratemaking treatment, actual net variable power costs that differ from certain baseline amounts approved by the OPUC. (For additional information, see "Power Cost Mechanisms" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

At June 30, 2002, a 10% change in the value of the Canadian dollar would result in a change in pre-tax income of approximately $4 million at the time the transactions settle over the next 21 months. However, effects of such value changes would be reflected in the calculation of net variable power costs under PGE's power cost mechanism, which would mitigate their financial effect upon the Company. Foreign currency risk in PGE's trading portfolio is immaterial to the Company's consolidated financial statements and is not expected to change materially in the near future.

Interest Rate Risk

PGE is exposed to risk resulting from changes in interest rates on variable rate commercial paper, short-term borrowings, and long-term debt outstanding. Although the Company currently has no financial instruments to mitigate such risk, it will consider such instruments in the future as necessary.

Credit Risk

PGE is exposed to credit risk in its commodity price risk management activities related to potential nonperformance by counterparties. PGE manages the risk of counterparty default according to its credit policies by performing financial credit reviews and setting limits and monitoring exposures, requiring collateral when needed, and using standardized enabling agreements which allow for the netting of positive and negative exposures associated with a counterparty. Despite such mitigation efforts, defaults by counterparties may periodically occur. Valuation allowances are provided for credit risk.

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

Citizens' Utility Board of Oregon v. Public Utility Commission of Oregon and Utility Reform Project and Colleen O'Neill v. Public Utility Commission of Oregon, Marion County Oregon Circuit Court, the Court of Appeals of the State of Oregon, the Oregon Supreme Court

On July 1, 2002, PGE filed with the Oregon Supreme Court a Notice of Mootness and Motion to Dismiss and Vacate the case.

Gordon v. Reliant Energy, Inc./Duke Energy Trading and Marketing, et al v. Arizona Public Service Company, et al, Superior Court of the State of California for the County of San Diego, Proceeding Nos. 4204 and 4205

On December 24, 2001, the State of California and numerous individuals, businesses and California cities, counties and other governmental entities filed class action law suits (Wholesale Electricity Antitrust Cases) against various individuals, utilities, generators, traders and other entities, including Duke Energy Trading and Marketing, LLC; Duke Energy Morro Bay, LLC; Duke Energy Moss Landing, LLC; Duke Energy South Bay, LLC and Duke Energy Oakland, LLC (Duke Parties) alleging that activities related to the purchase and sale of electricity in California in 2000 and 2001 violated California antitrust and unfair competition laws. The complaint seeks, among other things, restitution of all funds acquired by means that violate the law and payment of treble damages, interest, and penalties.

On April 23, 2002, the Duke parties filed a cross complaint against PGE and other utilities, generators, traders and other entities not named in the Wholesale Electricity Antitrust Cases, alleging that they participated in the purchase and sale of electricity in California during 2000-2001 and seeking complete indemnification and/or partial equitable indemnity on a comparative fault basis for any liability that the Court may impose on the Duke Parties under the Wholesale Electricity Antitrust Cases. Legal and equitable relief is sought, with no specific monetary amount claimed. An open extension of time has been agreed to by the parties until 30 days after a ruling on jurisdiction is made in the original case.

People of the State of California ex rel. Bill Lockyer, Attorney General v. Portland General Electric Company and Does 1 through 100. Superior Court of the State of California for County of San Francisco. Case No. CGC-02-408493

On May 30, 2002, the Attorney General of California filed a complaint alleging failure of PGE to comply with FERC approval requirements for its market based sales of power in California. The complaint seeks fines and penalties under the California Business and Professions Code for each sale from 1998 through 2001 above a "capped price"; no specific damage claim is stated. On July 10, 2002, PGE filed a Notice of Removal to federal court. On July 17, 2002, PGE filed a Motion to Dismiss on preemptive grounds, with a hearing currently scheduled for late August 2002.

Item 5. Other Information

New Directors

The following have been appointed as Directors of PGE, effective July 2, 2002:

Raymond M. Bowen, Jr. - Has served as Executive Vice President, Chief Financial Officer and Treasurer of Enron since January 2002. Previously, he was Executive Vice President and Treasurer of Enron and, prior to that, was Chief Operating Officer of Enron Industrial Markets. Mr. Bowen joined Enron in 1996 as Vice President of Enron Energy Services and has also served as Vice President of Enron Capital Management, Vice President and Treasurer of Enron Capital & Trade Resources Corp., and Managing Director and Treasurer of Enron North America Corp.

Michael E. France - Has been a Partner with Zolfo Cooper, LLC, crisis management and corporate recovery specialists, since 1982, and is currently participating in corporate restructuring efforts at Enron. He has approximately thirty years of diversified business and professional experience, including approximately fifteen years working with troubled companies, their creditors, investors, and other interested parties. Previously, Mr. France was a financial consulting principal at Touche Ross & Co. (now Deloitte & Touche).

Robert H. Walls, Jr. - Has served as Executive Vice President and General Counsel for Enron since March 2002. Previously, he was Managing Director and Deputy General Counsel of Enron from August 2000 to March 2002 and, prior to that, was Managing Director and General Counsel of Enron International Inc. Mr. Walls joined Enron in 1992 as Vice President and General Counsel of Enron Power Corp. and became Senior Vice President and General Counsel of Enron Development Corp. in 1995.

The above individuals join the following as Directors of PGE:

Peggy Y. Fowler, Chief Executive Officer and President of PGE;

Stanley C. Horton, Chairman and Chief Executive Officer of Enron Global Services; and,

James J. Piro, Executive Vice President Finance, Chief Financial Officer & Treasurer of PGE.

U.S. Nuclear Regulatory Commission (NRC) - Notice of Violation

On August 6, 2002, a NRC Notice of Violation was issued to PGE as a result of an investigation conducted during the period from December 2, 1999 to July 3, 2001, relating to the loading of spent nuclear fuel into a multi-assembly sealed basket (MSB) on July 11, 1999. The NRC investigation, in part, was to review the circumstances surrounding the coatings qualification testing conducted by the MSB vendor for PGE. The coating was used to coat the surfaces of the internal carbon steel components of the MSBs to be stored within spent fuel concrete storage casks at the Trojan Nuclear Plant, which was permanently shut down in 1993. The NRC's investigation did not substantiate that employees of PGE were aware that the coatings qualifications testing was inadequate.

As a result of the investigation, the NRC determined that two violations occurred. The first violation involved the submittal of information in support of an application for a dry fuel storage license under 10 CFR Part 72. The NRC determined that the submittal was not complete and accurate in all material respects because the report stated that the quality assurance program for the coating was performed under the control of PGE's vendor. The NRC found that PGE failed to verify that its vendor implemented its quality assurance program in certain respects. The NRC also identified a second violation involving a failure to establish measures to ensure that the coating applied to the surfaces of the internal components of the MSB complied with design basis requirements. This was found to have resulted in the MSB generating volatile organic compounds and flammable gases during loading operations.

The NRC categorized these violations as a Severity Level III problem based on the potential for safety consequences. The NRC categorizes violations as Severity Levels I through IV, with Severity Level I being the most serious. The NRC found that PGE took prompt action to correct and to prevent recurrence of the violations to achieve full compliance with the NRC requirements. PGE's corrective actions included the replacement of the MSB vendor.

Under the NRC's enforcement policy, a base civil penalty of $60 thousand is considered for a Severity Level III problem. However, due to PGE's prompt and comprehensive correction of the violations, and in recognition of the absence of previous escalated enforcement actions within the last two inspections, the NRC did not propose a civil penalty.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits:

(99) Additional Exhibits

99.1 Certification of Chief Executive Officer of Portland General Electric Company Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for report on Form 10-Q for the quarterly period ended June 30, 2002 (filed herewith)

99.2 Certification of Chief Financial Officer of Portland General Electric Company Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for report on Form 10-Q for the quarterly period ended June 30, 2002 (filed herewith)

b. Reports on Form 8-K

May 16, 2002 - Item 5. Other Events: Proposed Acquisition of PGE by NW Natural, PGE Credit Ratings, and FERC Investigation.

June 12, 2002 - Item 5. Other Events: Financing Activities.

August 1, 2002 - Item 5. Other Event: Credit Ratings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PORTLAND GENERAL ELECTRIC COMPANY

(Registrant)

August 13, 2002	By:	/s/ James J. Piro
James J. Piro Executive Vice President, Finance Chief Financial Officer and Treasurer

August 13, 2002	By:	/s/ Kirk M. Stevens
Kirk M. Stevens Controller and Assistant Treasurer

53

EXHIBIT 99.1

CERTIFICATION OF

CHIEF EXECUTIVE OFFICER

OF PORTLAND GENERAL ELECTRIC COMPANY

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

I, Peggy Y. Fowler, Chief Executive Officer and President of Portland General Electric Company (the "Company"), hereby certify, to the best of my knowledge and belief, that the accompanying report on Form 10-Q for the quarterly period ended June 30, 2002, and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Company fully complies with the requirements of that section.

I further certify, to the best of my knowledge and belief, that the information contained in such report on Form 10-Q for the quarterly period ended June 30, 2002, fairly presents, in all material aspects, the financial condition and results of operations of the Company.

/s/ Peggy Y. Fowler
Peggy Y. Fowler

Date:	August 13, 2002

EXHIBIT 99.2

CERTIFICATION OF

CHIEF FINANCIAL OFFICER

OF PORTLAND GENERAL ELECTRIC COMPANY

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

I, James J. Piro, Chief Financial Officer of Portland General Electric Company (the "Company"), hereby certify, to the best of my knowledge and belief, that the accompanying report on Form 10-Q for the quarterly period ended June 30, 2002, and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Company fully complies with the requirements of that section.

I further certify, to the best of my knowledge and belief, that the information contained in such report on Form 10-Q for the quarterly period ended June 30, 2002, fairly presents, in all material aspects, the financial condition and results of operations of the Company.

/s/ James J. Piro
James J. Piro

Date:	August 13, 2002