Form 10-Q
period 2003-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2003-11-12
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _____v___________ to _______________ Commission File Number 1-5532-99

PORTLAND GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

Oregon		93-0256820
(State or other jurisdiction of		(I.R.S. Employer
Incorporation or organization)		Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes          No    X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2003: 42,758,877 shares of Common Stock, $3.75 par value. (All shares are owned by Enron Corp.)

Table of Contents

Page Number
Definitions	3

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income	4
Consolidated Statements of Retained Earnings	4
Consolidated Statements of Comprehensive Income	5
Consolidated Balance Sheets	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	69

Item 4. Controls and Procedures	71

Part II. Other Information

Item 1. Legal Proceedings	72
Item 6. Exhibits and Reports on Form 8-K	73
Signature Page	75

Definitions

BPA	Bonneville Power Administration
Bankruptcy Court	United States Bankruptcy Court For The Southern District of New York
COBRA	Consolidated Omnibus Budget Reconciliation Act
CUB	Citizens' Utility Board
DEQ	Oregon Department of Environmental Quality
Enron	Enron Corp., as Debtor and Debtor in Possession in Chapter 11, Case No. 01-16034 pending in the US Bankruptcy Court For The Southern District of New York
EPA	Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
KWh	Kilowatt-Hour
Mill	One tenth of one cent
MWh	Megawatt-hour
NW Natural	Northwest Natural Gas Company
NYMEX	New York Mercantile Exchange
OPUC	Public Utility Commission of Oregon
PBGC	Pension Benefit Guaranty Corporation
PGC	Portland General Corporation
PGE or the Company	Portland General Electric Company
PUHCA	Public Utility Holding Company Act of 1935
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards issued by the Financial Accounting Standards Board
Trojan	Trojan Nuclear Plant
Unsecured Creditors' Committee	Enron Unsecured Creditors' Committee
URP	Utility Reform Project
VEBA	Voluntary Employee Beneficiary Association
WECC	Western Electricity Coordinating Council

PART I

Financial Information

Item 1. Financial Statements

Portland General Electric Company and Subsidiaries Consolidated Statements of Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Millions)

Operating Revenues	$494	$458	$1,375	$1,361

Operating Expenses
Purchased power and fuel	337	311	856	837
Production and distribution	28	28	86	88
Administrative and other	37	33	109	104
Depreciation and amortization	52	39	160	120
Taxes other than income taxes	18	17	54	53
Income taxes	3	6	29	51
	475	434	1,294	1,253

Net Operating Income	19	24	81	108

Other Income (Deductions)
Miscellaneous	(7)	(2)	-	(3)
Income taxes	4	2	6	6
	(3)	-	6	3

Interest Charges
Interest on long-term debt and other	20	16	59	48
Interest on short-term borrowings	-	-	-	3
	20	16	59	51

Net income (loss) before cumulative effect of a
of a change in accounting principle	(4)	8	28	60
Cumulative effect of a change in accounting
principle, net of related taxes of $(1)	-	-	2	-

Net Income (Loss)	(4)	8	30	60

Preferred Dividend Requirement	-	1	1	2

Income (Loss) Available for Common Stock	$(4)	$7	$29	$58
Portland General Electric Company and Subsidiaries Consolidated Statements of Retained Earnings (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Millions)

Balance at Beginning of Period	$521	$502	$488	$451
Net Income (Loss)	(4)	8	30	60
	517	510	518	511

Dividends Declared
Common stock (non-cash dividend)	-	27	-	27
Preferred stock	-	1	1	2
	-	28	1	29
Balance at End of Period	$517	$482	$517	$482

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In Millions)
Accumulated other comprehensive income (loss) - Beginning of Period
Unrealized gain (loss) on derivatives classified as cash flow hedges	$-	$-	$3	$-
Minimum pension liability adjustment	(3)	(2)	(3)	(2)
Total	$(3)	$(2)	$-	$(2)

Net Income (Loss)	$(4)	$8	$30	$60

Other comprehensive income, net of tax:
Unrealized gains (losses) on derivatives classified as cash flow hedges:
Other unrealized holding net gains (losses) arising during the period, net of related taxes of $2 and $(1) for the three
months ended September 30, 2003 and 2002 and $(2) and $(2)
for the nine months ended September 30, 2003 and 2002	(2)	2	4	4
Reclassification adjustment for contract settlements included in net income, net of related taxes of $(1) for the three months
ended September 30, 2002 and $1 and $(1) for the nine months ended September 30, 2003 and 2002	(1)	1	(3)	1
Reclassification adjustment in net income due to discontinuance of cash flow hedges, net of related taxes of $2 for the nine
months ended September 30, 2003	-	-	(4)	-
Reclassification of unrealized gains (losses) to SFAS No. 71
Regulatory (liability) asset, net of related taxes of $(2) and $2
for the three months ended September 30, 2003 and 2002 and $3 for the nine months ended September 30, 2002	3	(3)	-	(5)
Total - Unrealized gains (losses) on derivatives classified as
cash flow hedges	-	-	(3)	-

Minimum pension liability adjustment	-	-	-	-
Total Other comprehensive income (loss)	-	-	(3)	-

Comprehensive income (loss)	$(4)	$8	$27	$60

Accumulated other comprehensive income (loss) - End of Period
Unrealized gain (loss) on derivatives classified as cash flow hedges	$-	$-	$-	$-
Minimum pension liability adjustment	(3)	(2)	(3)	(2)
Total	$(3)	$(2)	$(3)	$(2)

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2003	2002
	(In Millions)
Assets
Electric Utility Plant - Original Cost
Utility plant (includes construction work in progress of $87 and $81)	$3,806	$3,706
Accumulated depreciation	(1,848)	(1,768)
	1,958	1,938
Other Property and Investments
Receivable from parent (less allowance for uncollectible accounts of $86 and $81)	-	-
Nuclear decommissioning trust, at market value	26	31
Non-qualified benefit plan trust	64	68
Note receivable - Pelton Round Butte project sale	17	20
Miscellaneous	40	28
	147	147
Current Assets
Cash and cash equivalents	148	51
Accounts and notes receivable (less allowance for uncollectible accounts of $54 and $28)	230	241
Unbilled and accrued revenues	52	84
Assets from price risk management activities	55	77
Inventories, at average cost	47	45
Prepayments and other	109	90
Deferred income taxes	-	3
	641	591
Deferred Charges
Unamortized regulatory assets	404	544
Miscellaneous	35	30
	439	574
	$3,185	$3,250
Capitalization and Liabilities
Capitalization
Common stock equity
Common stock, $3.75 par value per share, 100,000,000
shares authorized; 42,758,877 shares outstanding	$160	$160
Other paid-in capital - net	481	481
Retained earnings	517	488
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on derivatives classified as cash flow hedges	-	3
Minimum pension liability adjustment	(3)	(3)
Cumulative preferred stock subject to mandatory redemption	-	27
Limited voting junior preferred stock	-	-
Long-term obligations	990	827
	2,145	1,983

Commitments and Contingencies (Notes 3-7, 12)

Current Liabilities
Long-term debt due within one year	56	191
Preferred stock maturing within one year	-	1
Accounts payable and other accruals	233	244
Liabilities from price risk management activities	46	80
Customer deposits	5	5
Accrued interest	17	15
Dividends payable	-	1
Accrued taxes	60	22
Deferred income taxes	2	-
	419	559
Other
Deferred income taxes	352	383
Deferred investment tax credits	18	20
Trojan asset retirement obligation and transition costs	108	186
Accumulated asset retirement obligation	17	-
Unamortized regulatory liabilities	23	16
Non-qualified benefit plan liabilities	63	62
Miscellaneous	40	41
	621	708
	$3,185	$3,250

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
	2003	2002
	(In Millions)
Cash Flows From Operating Activities:
Reconciliation of net income to net cash provided by (used in) operating activities
Net income	$30	$60
Non-cash items included in net income:
Cumulative effect of a change in accounting principle, net of tax	(2)	-
Depreciation and amortization	160	120
Deferred income taxes	(23)	47
Net assets from price risk management activities	(16)	(1)
Power cost adjustment	37	(15)
Other non-cash income and expenses (net)	26	(27)
Changes in working capital:
Net margin deposit activity	(1)	89
(Increase) Decrease in receivables	16	34
Increase (Decrease) in payables	27	(12)
Other working capital items - net	(18)	(24)
Other - net	1	-
Net Cash Provided by Operating Activities	237	271

Cash Flows From Investing Activities:
Capital expenditures	(99)	(117)
Other - net	(33)	9
Net Cash Used in Investing Activities	(132)	(108)

Cash Flows From Financing Activities:
Net decrease in short-term borrowings	-	(104)
Repayment of long-term debt	(339)	(22)
Issuance of long-term debt	342	-
Debt issue costs	(7)	-
Preferred stock retired	(3)	(2)
Dividends paid	(1)	(2)
Net Cash Used in Financing Activities	(8)	(130)

Increase in Cash and Cash Equivalents	97	33
Cash and Cash Equivalents, Beginning of Period	51	8
Cash and Cash Equivalents, End of Period	$148	$41

Supplemental disclosures of cash flow information
Cash paid during the period:
Interest, net of amounts capitalized	$53	$46
Income taxes	39	2

Supplemental disclosure of non-cash financing activity
Non-cash dividend to parent	$-	$27

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

Note 2 - Price Risk Management

PGE utilizes derivative instruments, including electricity forward, swap and option contracts, natural gas forward, swap, option, and futures contracts, and crude oil futures contracts in its retail (non-trading) electric utility activities to manage its exposure to commodity price risk and endeavor to minimize net power costs for its retail customers, and in its trading activities to participate in electricity, natural gas, and crude oil markets. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended), which was adopted on January 1, 2001, derivative instruments are recorded on the Balance Sheet as an asset or liability measured at estimated fair value, with changes in fair value recognized currently in earnings, unless specific hedge accounting criteria are met.

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

Non-Trading Activities

As PGE's primary business is to serve its retail customers, it uses derivative instruments, including electricity forward and option, and natural gas forward, swap, and option contracts to manage its exposure to commodity price risk and endeavor to minimize net power costs for customers.

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

In the first nine months of 2003, PGE recorded $14 million in net unrealized gains in earnings in its retail portfolio, including $9 million in net unrealized losses in the third quarter. The net unrealized gain in the first nine months of 2003 was partially offset by recording a $9 million SFAS No. 71 regulatory liability, calculated on the basis indicated above. In the first nine months of 2002, PGE recorded $5 million in net unrealized gains, including $4 million in net unrealized gains in the third quarter, all of which were fully offset by the recording of a SFAS No. 71 regulatory liability.

Derivative activities recorded in OCI for the three- and nine-month periods ended September 30, 2003 from cash flow hedges consist of $4 million of unrealized losses and $6 million of unrealized gains, respectively, from new contracts and changes in fair value. Also recorded in OCI in the first nine months of 2003 were $4 million in net gains reclassified in earnings for contracts that settled during the period, and $6 million in net gains for the discontinuance of cash flow hedges due to the probability that the original forecasted transaction will not occur; such gains were recorded in the first quarter of the year. The unrealized loss recorded in OCI in the first nine months of 2003 was partially offset by a $1 million SFAS No. 71 regulatory asset.

Derivative activities recorded in OCI for the three- and nine-month periods ended September 30, 2002 from cash flow hedges consisted of $5 million and $8 million of net unrealized gains, respectively, that were fully offset by the recording of SFAS No. 71 regulatory liabilities.

No amounts were reclassified into earnings as a result of hedge ineffectiveness in the first nine months of 2003 or 2002. As of September 30, 2003, the maximum length of time over which PGE is hedging its exposure to such transactions is approximately 17 months. The Company estimates that the entire $5 million of net unrealized gains at September 30, 2003 will be reclassified into earnings within the next twelve months.

Trading Activities

PGE utilizes electricity forward, swap, and option contracts, natural gas forward, swap, option, and futures contracts, and crude oil futures contracts to participate in electricity, natural gas, and crude oil markets. Such activities are not reflected in PGE's retail prices. As indicated above, beginning with the third quarter of 2002, all unrealized and realized gains and losses associated with "energy trading activities" are reported on a net basis for all periods presented.

The following tables indicate unrealized and realized gains and losses on electricity and fuel trading activities and transaction volumes for electricity trading contracts that settled in the three-and nine-month periods ended September 30, 2003 and 2002:

	Trading Activities
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In Millions)
	2003	2002	2003	2002
Unrealized Gain (Loss)	$-	$(2)	$2	$(4)
Realized Gain (Loss)	-	1	-	3
Net Gain (Loss) in Operating Revenues	$-	$(1)	$2	$(1)

	Electricity Trading
	Megawatt-Hours (thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Sales	4,140	2,774	10,370	8,761
Purchases	4,140	2,774	10,370	8,761

Note 3 - Legal and Environmental Matters

Legal Matters

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

Numerous challenges, appeals and requested reviews were filed in Marion County, Oregon Circuit Court, the Oregon Court of Appeals, and the Oregon Supreme Court on the issue of the OPUC's authority under Oregon law to grant recovery of and a return on the Trojan investment. The primary plaintiffs in the litigation were the Citizens' Utility Board (CUB) and the Utility Reform Project (URP). The Court of Appeals issued an opinion in 1998, stating that the OPUC does not have the authority to allow PGE to recover a return on the Trojan investment, but upholding the OPUC's authorization of PGE's recovery of the Trojan investment and ordering remand of the case to the OPUC. PGE and the OPUC requested the Oregon Supreme Court to conduct a review of the Court of Appeals decision on the return on investment issue. In addition, URP requested the Oregon Supreme Court to review the Court of Appeals decision on the return of investment issue. PGE requested the Oregon Supreme Court to suspend its review of the 1998 Court of Appeals opinion pending resolution of URP's complaint with the OPUC challenging the accounting and ratemaking elements of the settlement agreements approved by the OPUC in September 2000 (discussed below). On November 19, 2002, the Oregon Supreme Court dismissed PGE's and URP's petitions for review of the 1998 Oregon Court of Appeals decision. As a result, the 1998 Oregon Court of Appeals opinion stands and the case has been remanded to the OPUC.

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

The URP filed a complaint challenging the settlement agreements and the OPUC's September 2000 order. In March 2002, after a full contested case hearing, the OPUC issued an order denying all of URP's challenges, and approving the accounting and ratemaking elements of the settlement. URP appealed the decision to the Marion County Circuit Court, and in December 2002 PGE was granted intervention. On November 7, 2003, the Marion County, Oregon Circuit Court issued an opinion remanding the case to the OPUC for action to reduce rates or order refunds. The opinion does not specify the amount or timeframe of any reductions or refunds. PGE intends to appeal.

In a separate legal proceeding, two class actions suits were filed in Marion County Circuit Court against PGE on January 17, 2003 on behalf of two classes of electric service customers. One case seeks to represent current PGE customers that were customers during the period from April 1, 1995 to October 1, 2001 (Current Class) and the other case seeks to represent PGE customers that were customers during the period from April 1, 1995 to October 1, 2001, but who are no longer customers (Former Class). The suits seek damages of $190 million for the Current Class and $70 million for the Former Class, from the inclusion of a return on investment of Trojan in the rates PGE charges its customers. In March 2003, the Company was served with two identical cases filed in Multnomah County Circuit Court. The plaintiffs have filed to withdraw the Multnomah County cases. PGE intends to vigorously defend these cases.

Management cannot predict the ultimate outcome of the above matters. However, it believes these matters will not have a material adverse impact on the financial condition of the Company, but may have a material impact on the results of operations for a future reporting period.

Union Grievances - Grievances have been filed by several members of the International Brotherhood of Electrical Workers (IBEW) Local 125, the bargaining unit representing PGE's union workers, alleging that losses in their pension/savings plan were caused by Enron's manipulation of its stock. The grievances, which do not specify an amount of claim, seek binding arbitration. PGE filed for relief in Multnomah County Oregon Circuit Court seeking a ruling that the grievances are not subject to arbitration. On August 14, 2003, the Court granted PGE's motion for summary judgment, finding that the grievances are not subject to arbitration. The IBEW has appealed the decision. Management cannot predict the ultimate outcome of these grievances.

Other Legal Matters - PGE is party to various other claims, legal actions and complaints arising in the ordinary course of business. Management cannot predict the ultimate outcome of these matters.

Environmental Matter - A 1997 EPA investigation of a 5.5 mile segment of the Willamette River known as the Portland Harbor revealed significant contamination of sediments within the harbor. Based upon analytical results of the investigation, the EPA included the Portland Harbor on the federal National Priority List pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act (Superfund). In December 2000, PGE received a "Notice of Potential Liability" regarding its Harborton Substation facility and was included, along with sixty-eight other companies, on a list of Potentially Responsible Parties with respect to the Portland Harbor Superfund Site.

Also in 2000, PGE agreed with the DEQ to perform a voluntary remedial investigation of its Harborton Substation site to confirm whether any hazardous substances had been released from the substation property into the Portland Harbor sediments. In February 2002, PGE submitted its final investigative report to the DEQ, indicating that the voluntary investigation demonstrated that there is no likely present or past source or pathway for release of hazardous substances to surface water or sediments in the Portland Harbor Superfund Site at or from the Harborton Substation site. Further, the voluntary investigation demonstrated that the site does not present a high priority threat to present and future public health, safety, welfare, or the environment. Management believes that the Company's contribution to the sediment contamination, if any, from the Harborton Substation site would qualify it as a de minimus Potentially Responsible Party.

The EPA is coordinating activities of natural resource agencies and the DEQ and in early 2002 requested and received signed "administrative orders of consent" from several Potentially Responsible Parties, voluntarily committing to further remedial investigations; PGE was not requested to sign, nor has it signed, such an order.

In October 2003, PGE agreed with the DEQ to provide cost recovery for oversight of a voluntary investigation and/or potential cleanup of petroleum products at another Company site that is upland from the Portland Harbor Superfund designated area.

Available information is currently not sufficient to determine either the total cost of investigation and remediation of the Portland Harbor or the liability of Potentially Responsible Parties, including PGE. Management cannot predict the ultimate outcome of this matter or estimate any potential loss.

Note 4 - Related Party Transactions

The tables below detail the Company's related party balances and transactions (in millions):

	September 30, 2003	December 31, 2002
Receivables from affiliated companies
Enron Corp and other Enron Subsidiaries in Bankruptcy:
Merger Receivable	$ 86	$ 81
Allowance for Uncollectible - Merger Receivable	(86)	(81)
Accounts Receivable(a)	2	2
Other Allowance for Uncollectible Accounts(a)	(2)	(2)
Other Enron Subsidiaries:
Portland General Holdings, Inc. - in Bankruptcy
Accounts Receivable(a)	5	5
Other Allowance for Uncollectible Accounts(a)	(2)	(2)
PGH2 and its subsidiaries - not in Bankruptcy
Accounts Receivable(a)	2	4
Note Receivable(a)	1	1

Payables to affiliated companies
Enron Corp:
Accounts Payable(b)	6	19
Income Taxes Payable(c)	16	7

(a) Included in Accounts and notes receivable on the Consolidated Balance Sheets
(b) Included in Accounts payable and other accruals on the Consolidated Balance Sheets
(c) Included in Accrued taxes on the Consolidated Balance Sheets
For the Nine Months Ended September 30	2003	2002
Revenues from affiliated companies
Other Enron Subsidiaries:
Sales of electricity and transmission	$ -	$ 1
Expenses billed to affiliated companies
Portland General Holdings, Inc. - in Bankruptcy
Intercompany services(a)	-	1
PGH2 and its subsidiaries - not in Bankruptcy
Intercompany services(a)	1	1

Expenses billed from affiliated companies
Enron Corp:
Intercompany services(a)	25	20
Interest (net) from affiliated companies
Enron Corp:
Interest income(b)	5	5
PGH2 and its subsidiaries:
Interest income(b)	-	2
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

Enron suspended its monthly payments to PGE in September 2001, pursuant to its Stock Purchase Agreement with NW Natural, under which NW Natural was to have assumed Enron's merger payment obligation upon its purchase of PGE. The Stock Purchase Agreement was terminated in May 2002. At September 30, 2003, Enron owed PGE approximately $86 million, including accrued interest. The realization of the Merger Receivable from Enron is uncertain at this time due to Enron's bankruptcy. Based on this uncertainty, PGE has established a reserve for the full amount of this receivable, of which $74 million was recorded in December 2001.

On October 15, 2002, PGE submitted proofs of claim to the Bankruptcy Court for amounts owed PGE by Enron and other bankrupt Enron subsidiaries, including approximately $73 million (including accrued interest) for the Merger Receivable balance as of December 2, 2001, the date of Enron's bankruptcy filing. For further information, see Note 7, Enron Bankruptcy.

Income Taxes Payable - As a member of Enron's consolidated income tax return, PGE made income tax payments to Enron for PGE's income tax liabilities. PGE ceased to be a member of Enron's consolidated tax group on May 7, 2001. On December 24, 2002, PGE and its subsidiaries again became a member of Enron's consolidated tax group. The $16 million income taxes payable balance at September 30, 2003 represents a net current income taxes payable of $9 million related to income taxes owed since December 24, 2002 and $7 million for income taxes owed up to May 7, 2001 (prepetition). In the first nine months of 2003, PGE paid $37 million to Enron for income taxes payable. For further information, see Note 7, Enron Bankruptcy.

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

Enron - PGE receives corporate overhead and employee benefit charges from Enron. In the first nine months of 2003, Enron billed PGE approximately $15 million for retirement savings plan matching and medical and dental benefits. In addition, PGE accrued $10 million for corporate overhead costs. For the same period in 2002, Enron billed PGE approximately $10 million for retirement savings plan matching and medical and dental benefits, and $10 million for corporate overhead costs.

Intercompany payables to Enron were paid by PGE until Enron filed for bankruptcy in early December 2001, except for payments for employee benefit plans. At December 31, 2002, PGE had a $19 million payable to Enron, primarily for corporate overhead costs. In reaching an agreement with Enron regarding the allocation of corporate overheads in the post-bankruptcy period, PGE resumed payments for corporate overhead costs in March 2003. In the first nine months of 2003, PGE paid $38 million to Enron, consisting of $23 million for corporate overhead costs from January 2002 through September 2003 and $15 million for employee benefits. The $6 million payable to Enron at September 30, 2003 consisted of $4 million for corporate overheads and $2 million for employee benefit costs.

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

At December 31, 2002, PGE was owed a net $2 million by EPMI for power sales and transmission services, which remained outstanding at September 30, 2003. EPMI is part of Enron's bankruptcy proceedings. Due to uncertainties associated with the realization of this receivable from EPMI, a $2 million reserve has been established. PGE included amounts owed by EPMI for power sales and transmission services in the proofs of claim filed with the Bankruptcy Court.

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

Portland General Holdings, Inc. - in Bankruptcy - On June 27, 2003, Portland General Holdings, Inc. (PGH), a wholly owned subsidiary of Enron located in Portland, filed to initiate bankruptcy proceedings under the federal Bankruptcy Code. The PGH filing has been procedurally consolidated with the Enron bankruptcy proceeding. No PGH subsidiaries are included in the bankruptcy filing. At September 30, 2003, PGE had outstanding accounts receivable from PGH of $5 million, comprised of $4 million related to employee benefit plans and $1 million for employee and other corporate governance services. Based on management's assessment of the realizability of the receivable from PGH, a reserve of $2 million was established in December 2002. PGE will continue to assess the collectibility of the above receivable.

PGH2 and its Subsidiaries - not in Bankruptcy - PGH2, a wholly owned subsidiary of PGH, is the parent company of various subsidiaries that receive services from PGE. PGH2 and its subsidiaries are not part of Enron's or PGH's bankruptcy proceedings. PGH2 subsidiaries include Portland General Distribution, LLC (PGDC), a telecommunications company, Microclimates, Inc., a project management company, and Portland Energy Solutions Company, LLC (PES), which provides cooling services to buildings in downtown Portland, Oregon.

In July 2003, PGDC's 100% equity interest in Portland General Broadband Wireless, LLC was sold, and $3 million of the sales proceeds were used during the third quarter to reduce the outstanding accounts receivable balances owed by PGH2 and its subsidiaries to PGE.

For the first nine months of 2003, PGE billed PGH2 and its subsidiaries $1 million for employee and other corporate governance services. As of September 30, 2003, PGE had outstanding accounts and notes receivable from PGH2 and its subsidiaries of $3 million, comprised of $2 million for employee and other corporate governance services ($1 million each owed PGE by PGDC and PES) and a $1 million secured loan to PES.

PGE and PES have entered into a revolving credit agreement under which PGE has agreed to advance funds to PES to complete a district cooling system project. Advances accrue interest at 16% per annum. Interest paid by PES to PGE in excess of PGE's authorized cost of capital (9.083%) is deferred for future refund to PGE's customers. PGE also has a security interest in certain contracts and equipment related to the project. The agreement was to expire on April 1, 2003. In July 2003, the OPUC approved an amendment extending the agreement to March 31, 2004 and reducing the maximum loan amount from $2 million to $1.5 million. As of September 30, 2003, PES owed PGE $1.2 million, including accrued interest, under the agreement.

PGE also provides services to its consolidated subsidiaries, including funding under a cash management agreement and the sublease of office space in the Company's headquarter complex. Intercompany balances and transactions have been eliminated in consolidation.

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

Note 5 - Receivables - California Wholesale Market

As of September 30, 2003, PGE has net accounts receivable balances totaling approximately $62 million from the California Independent System Operator (ISO) and the California Power Exchange (PX) for wholesale electricity sales made from November 2000 through February 2001. The Company estimates that the majority of this amount was for sales by the ISO and PX to Southern California Edison Company and Pacific Gas & Electric Company (PG&E).

On March 9, 2001, the PX filed for bankruptcy, and on April 6, 2001, PG&E filed a voluntary petition for relief under the provisions of Chapter 11 of the federal Bankruptcy Code.

PGE is pursuing collection of all past due amounts through the PX and PG&E bankruptcy proceeding and has filed a proof of claim in each of the proceedings. Management continues to assess PGE's exposure relative to its California receivables. Based on the FERC's orders on the methodology to be used to calculate potential refunds (see Note 6 - Refunds on Wholesale Transactions), PGE has established reserves totaling $40 million related to this receivable amount, including $11.5 million and $11 million recorded in the first and third quarters, respectively, of 2003. The Company is examining numerous options, including legal, regulatory, and other means to pursue collection of any amounts ultimately not received through the bankruptcy process. Due to uncertainties surrounding both the bankruptcy filings and regulatory reviews of sales made during this time period, management cannot predict the ultimate realization of these receivables.

Management believes that the outcome of this matter will not have a material adverse impact on the financial condition of the Company, but may have a material impact on the results of operations for future reporting periods.

Note 6 - Refunds on Wholesale Transactions

California

In a June 2001 order adopting a price mitigation program for 11 states within the WECC area, the FERC referred to a settlement judge the issue of refunds for non federally-mandated transactions made between October 2, 2000 and June 20, 2001 in the spot markets operated by the ISO and the PX.

On July 25, 2001, the FERC issued another order establishing the scope of and methodology for calculating the refunds and ordering evidentiary hearings to develop a factual record to provide the basis for the refund calculation. Several additional orders clarifying and further defining the methodology have since been issued by the FERC. Appeals of the FERC orders were filed and in August 2002 the U.S. Ninth Circuit Court of Appeals issued an order requiring the FERC to reopen the record to allow the parties to present additional evidence of market manipulation.

Also in August 2002, the FERC Staff issued a report that included a recommendation that natural gas prices used in the methodology to calculate potential refunds be reduced significantly, which could result in a material increase in the Company's potential refund obligation.

In December 2002, a FERC administrative law judge issued a certification of facts to the FERC regarding the refunds based on the methodology established in the 2001 FERC order rather than the August 2002 FERC Staff recommendation. Although no final dollar amounts were included in the certification, the recommended methodology indicated a potential refund by PGE of $20 million to $30 million.

On March 26, 2003, the FERC issued an order in the California refund case (Docket No. EL00-95) adopting in large part the certification of facts of the FERC administrative law judge, issued in December 2002, but adopting the August 2002 FERC Staff recommendation on the methodology for the pricing of natural gas in calculating the amount of potential refunds. PGE estimated that the modified methodology could increase the amount of the potential refunds by approximately $20 million, with the Company's potential liability estimated at between $20 million and $50 million.

Numerous parties, including PGE, filed requests for rehearing of various aspects of the March 26, 2003 order, including the pricing methodology. On October 16, 2003, the FERC issued an order reaffirming, in large part, the modified methodology adopted in its March 26, 2003 order. Several parties have now appealed the October 16, 2003 order. PGE does not agree with the FERC's methodology for determining potential refunds and is evaluating its options, including the possibility of an appeal to the courts.

Pacific Northwest

In the July 25, 2001 order, the FERC also called for a preliminary evidentiary hearing to explore whether there may have been unjust and unreasonable charges for spot market sales of electricity in the Pacific Northwest from December 25, 2000 through June 20, 2001. During that period, PGE both sold and purchased electricity in the Pacific Northwest. In September 2001, upon completion of hearings, the appointed administrative law judge issued a recommended order that the claims for refunds be dismissed. In December 2002, the FERC re-opened the case to allow parties to conduct further discovery. In June 2003, the FERC issued an order terminating the proceeding and denying the claims for refunds. In July 2003, numerous parties filed requests for rehearing of the June 2003 FERC order. The FERC has granted the requests for rehearing solely for purposes of reconsideration.

Potential Refund Mitigation

The FERC has indicated that any refunds PGE may be required to pay related to California sales can be offset by accounts receivable related to sales in California (as discussed in Note 5, Receivables - California Wholesale Market). As indicated in Note 5, PGE has established reserves of $40 million related to the receivable amount. The FERC has also indicated that interest on both refunds and offsetting accounts receivable will be computed from either the actual collection date or the due date, as applicable; such interest has not yet been recorded by the Company.

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

On July 11, 2003, Enron and its debtor-in-possession subsidiaries (collectively the Debtors) filed their proposed joint Chapter 11 plan (the Chapter 11 Plan) and related disclosure statement (the Disclosure Statement) with the Bankruptcy Court and on September 18, 2003, amended the Chapter 11 Plan and the Disclosure Statement. The Chapter 11 Plan and Disclosure Statement provide information about the assets that are in the bankruptcy estate, including the common stock of PGE, and how those assets will be distributed to the creditors.

Although Enron is continuing the sale process for PGE, under the Chapter 11 Plan, if PGE is not sold, the shares of PGE's common stock will be distributed over time to the Debtors' creditors. It is anticipated that once a sufficient amount of the common stock is distributed to creditors, the shares would be publicly traded. The Chapter 11 Plan is subject to creditor approval and confirmation by the Bankruptcy Court.

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

Notwithstanding the above, PGE may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. These are:

1. Amounts Due from Enron and Enron-Supported Affiliates in Bankruptcy - As described in Note 4, Related Party Transactions, PGE is owed approximately $86 million (including accrued interest) by Enron at September 30, 2003 (Merger Receivable). Such amount was to have been paid to the Company for customer price reductions granted to customers, as agreed to by Enron at the time it acquired PGE in 1997. Because of uncertainties associated with Enron's bankruptcy, PGE has established a reserve for the full amount of this receivable, of which $74 million was recorded in December 2001. On October 15, 2002, PGE submitted proofs of claim to the Bankruptcy Court for amounts owed PGE by Enron and other bankrupt Enron subsidiaries, including approximately $73 million (including accrued interest) for the Merger Receivable balance as of December 2, 2001, the date of Enron's bankruptcy filing. In addition, at September 30, 2003, PGE has outstanding accounts receivable of $7 million from other Enron subsidiary companies which are part of the bankruptcy proceedings, including $5 million due from Portland General Holdings, Inc. and $2 million due from EPMI. Based on management's assessment of the realizability of these balances, a reserve of $4 million has been established.

2. Controlled Group Liability - Enron's bankruptcy has raised questions regarding potential PGE liability for certain employee benefit plan and tax obligations of Enron.

Pension Plans

The pension plan for the employees of PGE (the PGE Plan) is separate from the Enron Corp. Cash Balance Plan (the Enron Plan). Although at December 31, 2002, the total fair value of PGE Plan assets was $16 million lower than the projected benefit obligation on a SFAS No. 87 (Employers' Accounting for Pensions) basis, the PGE Plan was over-funded on an accumulated benefit obligation basis by about $30 million as of December 31, 2002. Based on discussions with Enron management, it is PGE management's understanding that, as of December 31, 2002, the assets of the Enron Plan were less than the present value of all accrued benefits by approximately $52 million on a SFAS No. 87 basis and approximately $182 million on a plan termination basis. The Pension Benefit Guaranty Corporation (PBGC) insures pension plans, including the PGE Plan and the Enron Plan and the pension plans of other Debtors. Enron's management has informed PGE that the PBGC has filed claims in the Enron bankruptcy cases with respect to the Enron Plan and the plans of the other Debtors (Pension Plans). The claims are duplicative in nature because certain liability under ERISA is joint and several. Ten of the PBGC's claims represent unliquidated claims for the PBGC insurance premiums (the Premium Claims), eleven are unliquidated claims for due but unpaid minimum funding contributions (the Contribution Claims) under the Internal Revenue Code of 1986, as amended, and ERISA, 26 U.S.C. Section 412, and 29 U.S.C. Section 1082, and the remaining ten claims are for unfunded benefit liabilities (the UBL Claims) in an amount equal to $305.5 million. The Debtors are current on their PBGC premiums and their minimum funding contributions to the Pension Plans. Therefore, the Debtors' value the Premium Claims and the Contribution Claims at $0. PBGC has informed the Debtors that its aggregate estimate of the UBL Claims for the Pension Plans is now $424.1 million, including $352.3 million for the Enron Plan. PBGC also currently estimates a UBL Claim of $57.5 million related to the PGE Plan. On October 20, 2003, PBGC filed amended proofs of claim in the Enron bankruptcy case reflecting the foregoing increased amounts. In addition, Enron management has informed PGE that the PBGC has informally alleged in pleadings filed with the Bankruptcy Court that the UBL claim related to the Enron Plan could increase by as much as 100%. PBGC has not provided support (statutory or otherwise) for this assertion and Enron management disputes the validity of any such claim.

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

Upon termination of an underfunded pension plan, all of the members of the controlled group of the plan sponsor become jointly and severally liable for the plan's underfunding. The PBGC can demand payment from one or more of the members of the controlled group. If payment is not made, a lien in favor of the PBGC automatically arises against all of the assets of that member of the controlled group. The amount of the lien is equal to the lesser of the underfunding or 30% of the aggregate net worth of all of the controlled group members. In addition, if the sponsor of a pension plan does not timely satisfy its minimum funding obligation to the pension plan, once the aggregate missed amounts exceed $1 million, a lien in favor of the plan in the amount of the missed funding automatically arises against the assets of every member of the controlled group. In either case, the PBGC may file to perfect the lien and attempt to enforce it against the assets of members of the Enron controlled group. PGE management believes that the lien would be subordinate to prior perfected liens on the assets of the member of the controlled group. Substantially all of PGE's assets are subject to a prior perfected lien in favor of the holders of its First Mortgage Bonds. PGE management believes that any lien asserted by the PBGC would be subordinate to that lien. Based on discussions with Enron's management, PGE's management understands that Enron has made all required contributions to date and the next contribution is not due until 2004.

In its Disclosure Statement, Enron states that it intends to seek the approval of the Bankruptcy Court to fund certain benefits under the Enron Plan and to terminate the Enron Plan in a manner that should eliminate the PBGC's claims. It also states, however, that there can be no assurance that the funding and termination will be approved, or that upon approval Enron will have the ability to obtain funding for accrued benefits on acceptable terms.

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

PGE management cannot predict the outcome of the above matters or estimate any potential loss. In addition, if the PBGC did look solely to PGE to pay any amount with respect to the Enron Plan, PGE would exercise all legal rights, if any, available to it to defend against such a demand and to recover any contributions from the other solvent members of the controlled group. No reserves have been established by PGE for any amounts related to this issue.

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

PGE management believes that in the event Enron terminates retiree coverage, any material liability to PGE associated with Enron retiree health benefits is unlikely for two reasons. First, based on discussions with Enron management, PGE management understands that most of the retirees that would be affected by termination of the Enron plan are from solvent members of the controlled group and few, if any, live in Oregon. PGE management believes that it is unlikely that any PGE plans would be found to be the most appropriate to provide COBRA coverage. Second, even if a PGE plan were selected, PGE management believes that retirees in good health should be able to find less expensive coverage from other providers, which will reduce the number of retirees electing COBRA coverage. PGE management believes that the additional cost to PGE to provide coverage to a limited number of retirees that are unable to acquire other coverage because they are hard to insure or have preexisting conditions will not be material. No reserves have been established by PGE for any amounts related to this issue.

Income Taxes

Under regulations issued by the U.S. Treasury Department, each member of a consolidated group during any part of a consolidated federal income tax return year is severally liable for the tax liability of the consolidated group for that year. PGE became a member of Enron's consolidated group on July 2, 1997, the date of Enron's merger with PGC. Based on discussions with Enron's management, PGE management understands that Enron has treated PGE as having ceased to be a member of Enron's consolidated group on May 7, 2001 and becoming a member of Enron's consolidated group once again on December 24, 2002. On December 31, 2002, PGE and Enron entered into a tax allocation agreement pursuant to which PGE agreed to make payments to Enron that approximate the income taxes for which PGE would be liable if it were not a member of Enron's consolidated group. As of September 2003, PGE has paid $37 million to Enron under the tax allocation agreement.

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

  Enron's 2002 tax return was filed on September 12, 2003. As noted in paragraph B. above, Enron expects to have substantial NOLs from operations in years preceding 2002. Enron had 2002 NOLs sufficient to eliminate Enron's regular and alternative minimum income tax liabilities for 2002 and expects to have sufficient NOLs to offset its regular income tax liability for all subsequent periods through the date of consummation of its plan of reorganization.

  Enron believes that all of the requirements for re-consolidation of PGE with the Enron consolidated group have been met. Enron is attempting to negotiate a Closing Agreement with the IRS that PGE did become a member of the Enron consolidated group on December 24, 2002. However, because of the inherently factual nature of the determination of the re-consolidation, there can be no assurance that the IRS will agree to rule, or if it does agree to rule, to agree with this position. In the event that the IRS does not agree and the matter is not otherwise resolved in the bankruptcy proceeding, PGE will request a change in the Tax Allocation Agreement that would allow the filing of an administrative expense claim against Enron for any amounts paid by PGE to Enron under the tax allocation agreement. Enron management believes that all administrative expense claims will be paid in full.

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

Enron Auction Processes Related to PGE

Enron continues to pursue the sale of PGE through the auction process that it announced on August 27, 2002. However, Enron has stated that it reserves the right not to sell PGE if the bids received are not deemed fully reflective of PGE's value. A sale of PGE would require the consideration and approval of regulatory agencies, including the OPUC.

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

Regulation - Pursuant to regulation, AROs of rate-regulated long-lived assets are included in depreciation expense allowed in rates. Any differences in the timing of recognition of costs for financial reporting and ratemaking purposes are deferred as a regulatory asset or regulatory liability under SFAS No. 71. PGE expects any changes in estimated AROs to be incorporated in future rates. Substantially all significant AROs are included in rate regulation.

Also through regulation, PGE collects in rates removal costs for certain assets that do not have associated legal asset retirement obligations. At September 30, 2003, PGE has an estimated $234 million regulatory liability for these removal costs recorded in Accumulated Depreciation.

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

The ARO associated with the Trojan plant was recorded on a nominal dollar basis at the time of its abandonment in 1993, with costs to be recovered through regulation recorded as a regulatory asset. With the adoption of SFAS No. 143, the regulatory asset and the related ARO for the Trojan plant were reduced by $55 million to adjust the balances to an estimated fair value as required by SFAS No. 143.

Asset Retirement Obligations Activity - Upon adoption of SFAS No. 143, PGE recorded AROs of $15 million for utility plant and $1 million for other property and adjusted the ARO for the Trojan Plant to $121 million.

The following presents the proforma effects to the balances and activities in AROs for the accounting periods reported herein had SFAS No. 143 been in effect for all periods:

	Proforma	Proforma
	Nine Months Ended	Year Ended
	September 30, 2003	December 31, 2002
Beginning Balance	$137	$145
Activity
AROs incurred	-	-
Expenditures (Trojan)	(15)	(18)
Accretion	4	6
Revisions	(1)	4
Ending Balance	$125	$137

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

Note 9 - New Accounting Standards

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to incorporate issues relating to the Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and the application of the definition of a derivative. Under the amendment, an electricity forward contract must be a capacity contract, among other criteria, to qualify for the normal purchase and normal sale exception. The Statement is effective for contracts entered into or modified after June 30, 2003, except for provisions relating to Statement 133 Implementation Issues. Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 are applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Included in SFAS No. 150 is a requirement that mandatorily redeemable financial instruments that the issuing company is obligated to redeem at a fixed amount and on specified or determinable dates must be reclassified as liabilities on the balance sheet. In addition, any dividends on such instruments are to be included in interest expense on the income statement. Reclassification of prior period amounts is not permitted. As required by SFAS No. 150, PGE's outstanding preferred stock that is mandatorily redeemable on fixed dates was reclassified to liabilities on July 1, 2003, and the Company began recording the related dividends as interest expense. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

Emerging Issues Task Force Issue No. 01-8 (EITF 01-8), Determining Whether an Arrangement Contains a Lease, provides guidance in determining whether an arrangement or contract should be considered a lease subject to the requirements SFAS No. 13, Accounting for Leases. PGE is required to comply with EITF 01-8 beginning July 1, 2003; arrangements and contracts entered into or modified prior to that date are not affected by the new guidance. The adoption of EITF 01-8 did not have an impact on the financial statements of the Company.

FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, was issued on January 17, 2003. FIN 46 provides guidance on the identification and consolidation of entities (termed "variable interest entities") for which control is achieved by means other than through voting rights. On October 9, 2003, the FASB issued a Staff Position to defer the application of FIN 46 for variable interest entities existing prior to February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003. Management does not believe that the application of FIN 46 will have a material impact on the Company's financial statements.

Note 10 - Long Term Debt

On August 4, 2003, PGE issued $150 million of First Mortgage Bonds, Medium-Term Notes. The Bonds were issued through a private placement, with one-third ($50 million) maturing in each of the years 2013, 2023, and 2033. Interest rates for the three maturities are 5.625%, 6.750%, and 6.875%, respectively. Net proceeds were used to redeem in September 2003 the $25 million balance of the First Mortgage Bonds, 9.46% Series due August 12, 2021, $75 million of the First Mortgage Bonds, 7-3/4% Series due April 15, 2023, and $50 million of 8.25% Junior Subordinated Deferrable Interest Debentures, due December 31, 2035.

The July 1, 2003 balance of PGE's outstanding 7.75% Series Cumulative Preferred Stock was reclassified to long-term obligations on the balance sheet in accordance with SFAS No. 150.

Note 11 - Trojan Nuclear Plant Decommissioning

Activities related to the decommissioning of Trojan are proceeding satisfactorily in accordance with PGE's Trojan Decommissioning Plan. A license amendment for the Independent Spent Fuel Storage Installation (ISFSI), an interim dry storage facility that will house the nuclear fuel until permanent storage is available, was approved by the NRC in 2002. Fuel loading began in late 2002 and was completed in early September 2003. The fuel is contained in thirty-four multi-purpose canisters, which have been loaded, sealed, and placed on the ISFSI pad. With the completion of the transfer of spent nuclear fuel to an on-site storage facility, transition activities associated with operating, maintaining, and securing the spent fuel pool have ceased. Also in connection with the completion of the spent nuclear fuel transfer to dry storage, decommissioning funding assurance is required by the Nuclear Regulatory Commission (NRC) for the amount by which the estimated amount of future radiological decommissioning costs exceed the actual balance in the external trust fund. PGE utilizes a letter of credit under its revolving credit facility to meet its current funding assurance requirement of $13 million as of September 30, 2003. The funding assurance requirement is expected to decrease through early 2005, as radiological decommissioning is completed. The Company does not expect the funding assurance requirement to have a material effect on its financing requirements.

Note 12 - Investigations - Wholesale Power Markets

Settlement of Certain Matters

On September 26, 2003, PGE filed a settlement agreement (Settlement) between and among itself, the Trial Staff of the FERC, the California Attorney General, the California Public Utilities Commission, the City of Tacoma, Washington, the OPUC, and several other parties resolving certain cases and investigations related to electricity prices in California in 2000 - 2001. The Settlement resolves all alleged violations by the Company in the FERC's investigation under Docket No. EL02-114-000 of Enron trading strategies in the California wholesale power markets. The Settlement also resolves People of the State of California ex rel. Bill Lockyer, Attorney General v. Portland General Electric Company and Does 1 through 100 and related non-public investigations by the California Attorney General, except that the California Attorney General is not precluded from pursuing any willfully fraudulent acts or omissions not known at the time of the Settlement or any criminal acts or omissions. Finally, the Settlement resolves, as to PGE, the investigation proposed in the OPUC draft staff report on "Trading Activities by Portland General Electric Company, PacifiCorp, and Idaho Power Company during the Western Electricity Crisis of 2000-2001."

Under the Settlement, PGE will pay a Settlement Amount of $8.5 million. PGE also will file an amendment to its FERC market-based rates tariff that imposes a cost-based cap on prices charged for new wholesale electricity sales transactions for a prospective period of twelve months. In addition, PGE agreed to conduct annual training for its trading floor employees on code of conduct, standards of conduct, antitrust and ethics, and to retain for five years recordings of affiliate trading transactions, affiliate postings, and related accounting records. The Settlement provides that it will not be deemed an admission of fault or liability by PGE for any reason and implies no admission or fault by PGE. The Settlement, which is uncontested, is subject to approval of the FERC.

PGE established an $8.5 million reserve for the Settlement in September 2003 (included within "Other Income (Deductions)" on the Consolidated Statements of Income herein).

Management does not believe that the cost-based cap on prices charged for new wholesale electricity sales transactions will have a material adverse impact on the financial condition or results of operations of the Company.

Note 13 - Subsequent Event

Under terms of an agreement approved by the OPUC in 2000, PGE sold a 33.33% undivided interest in its Pelton Round Butte hydroelectric project to the Confederated Tribes of the Warm Springs Reservation of Oregon (Tribes) on January 1, 2002. As part of the sale, PGE received a five-year $24.2 million interest-bearing note from the Tribes, of which $17 million remained outstanding on September 30, 2003. On October 10, 2003, the Tribes paid off the $17 million balance on the note.

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

2003 Compared to 2002 for the Three Months Ended September 30

PGE had a net loss of $4 million in the third quarter of 2003 compared to net income of $8 million in the third quarter of 2002. The decrease in earnings was due primarily to third quarter 2003 after tax provisions totaling approximately $12 million related to investigations into wholesale power market activities during 2000 and 2001, consisting of $7 million related to amounts due the Company for wholesale electricity sales made in California and $5 million related to a settlement agreement between PGE, the FERC, and other parties. Increased margins on total energy sales and income from non-qualified benefit plan trust assets were offset by increased customer support expenses, pension costs, and higher interest charges.

The following table summarizes Operating Revenues and Energy Sales for the third quarter of 2003 and 2002:

	Three Months Ended
	September 30,		Increase/(Decrease)
Operating Revenues	2003	2002	Amount	%
(In Millions)

Retail	$318	$352	$(34)	(10%)
Wholesale (Non-Trading)	171	113	58	51%
Other Operating Revenues:
Trading Activities - net	-	(1)	1	*
Other	5	(6)	11	*
Total Operating Revenues	$494	$458	$36	8%

Energy Sales
(In Thousands of MWhs)

Retail	4,474	4,600	(126)	(3%)
Wholesale (Non-Trading)	3,955	3,733	222	6%
Trading Activities	4,140	2,774	1,366	49%
Total Energy Sales	12,569	11,107	1,462	13%

			(*not meaningful)

The decrease in Retail Revenues resulted from both lower prices and energy sales. As provided by a process included in the OPUC's 2001 general rate order, PGE reduced its retail customer rates on January 1, 2003 to reflect a decrease in projected 2003 variable power costs (see "Retail Rate Changes" in the Financial and Operating Outlook section for further information). A decrease in retail energy sales from last year's third quarter also contributed to lower revenues. Industrial energy sales declined 20%, with approximately half of such decline attributable to a single large customer which began generating its own power requirements in the second quarter of 2003; such customer had previously purchased energy from the Company under a market-based pricing option. The decline in industrial energy sales was partially offset by a 6% increase in Residential energy use and a 2% increase in Commercial energy use due to warmer summer temperatures and an increase in the number of customers served. Increased Wholesale (Non-Trading) Revenues resulted primarily from a 43% increase in average wholesale power prices, reflecting higher summer temperatures as well as increased natural gas prices and adverse hydro conditions in the region. Higher wholesale energy sales were attributable to warmer regional summer temperatures and a reduction in the Company's retail load requirements. The increase in Other Operating Revenues was primarily related to sales of natural gas in excess of generating plant requirements, as power purchases in the wholesale market economically displaced more expensive gas-fired thermal generation. Such sales in the third quarter of 2003 resulted in a $2 million gain, compared to an $8 million loss in the third quarter of 2002 resulting from low natural gas prices.

Purchased Power and Fuel expense increased $26 million (8%) due to increases in both total system load and average power prices. Total system load increased 2%, with a 26% increase in thermal generation largely offset by decreases in both power purchases and hydro generation. Total generation met approximately 45% of PGE's retail load during the third quarter of 2003, compared to 37% last year. PGE's average variable power cost increased about 1% from the third quarter of 2002, due primarily to an increase in the average cost of purchased power. Purchased Power and Fuel expense in the third quarter of 2002 included a $5 million charge related to an adjustment of power costs deferred under the Company's power cost adjustment mechanism then in effect. The third quarter of 2003 includes an $8 million charge for the amortization of costs deferred under the mechanism in prior years, which were recovered from customers during the quarter. There is currently no power cost adjustment mechanism in place for 2003. Also included in third quarter 2003 expense is an $11 million provision for uncollectible accounts receivable for wholesale electricity sales in the California market during 2000 and 2001. (For further information, see "Receivables - California Wholesale Market" in Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations").

The following table indicates PGE's total system load (including both retail and wholesale but excluding energy trading contracts) for the third quarter of 2003 and 2002. Average variable power costs exclude the effect of PGE's power cost mechanisms and provisions for uncollectible accounts receivable, discussed above, on purchased power and fuel costs.

	Megawatt/Variable Power Costs
	Megawatt-Hours (thousands)		Average Variable Power Cost (Mills/kWh)

	2003	2002	2003	2002
Generation	2,166	1,809	15.4	16.6
Firm Purchases	6,002	5,408	39.1	42.8
Spot Purchases	566	1,361	41.6	15.8
Total System Load	8,734	8,578	35.1*	34.8*
			(*includes wheeling costs)

Operating Expenses (excluding Purchased Power and Fuel, Depreciation and Amortization, and taxes) increased $4 million (7%), due primarily to increased customer support and employee benefit expenses, including higher pension cost provisions resulting from the effects of prior years' declines in the fair market value of plan assets and a lower discount rate for estimating the pension benefit obligation.

Depreciation and Amortization expense increased $13 million (33%), primarily due to decreased amortization of regulatory liabilities, the effects of which were offset within Operating Revenues. This includes $8 million in credits given to customers in the third quarter of 2002 related to a distribution received by PGE in 2000 from Nuclear Electric Insurance Limited. Other reductions in regulatory liabilities include $4 million in credits related to merger-related cost savings and gains on certain major property sales, which were provided to customers in the third quarter of 2002. The remaining increase consists primarily of increased amortization of computer software, including the Company's new customer information and billing system.

Income taxes decreased $3 million due to lower taxable income.

Other Income (Miscellaneous) decreased $5 million primarily due to an $8.5 million charge related to a September 2003 settlement agreement between PGE, the FERC, and other parties related to investigations into prior years' wholesale power market activities. (For further information, see "Investigations - Wholesale Power Markets" in Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations"). In addition, a $3 million credit reserve, related to income taxes receivable from Enron, was reversed in the third quarter of 2002. These decreases were partially offset by a $6 million increase in income from non-qualified benefit plan trust assets.

Interest Charges increased $4 million due primarily to an increase in outstanding long-term obligations, including first mortgage bonds issued from October 2002 through August 2003. Proceeds from the issuance of first mortgage bonds were used to reduce short-term debt, refinance current maturities of long-term debt, and for other general corporate purposes.

2003 Compared to 2002 for the Nine Months Ended September 30

PGE's net income in the first nine months of 2003 was $30 million, compared to $60 million in the first nine months of 2002. Earnings were unfavorably impacted by a decline in retail energy sales resulting from warmer weather in the first quarter of 2003, and higher interest charges. A power cost adjustment mechanism in place during 2002 partially offset the negative earnings impact of lower energy sales in the first nine months of 2002. In addition, PGE recorded after tax provisions totaling approximately $19 million in the first nine months of 2003 related to investigations into wholesale power market activities during 2000 and 2001, consisting of $14 million related to amounts due the Company for wholesale electricity sales made in California and $5 million related to a settlement agreement between PGE, the FERC, and other parties. Results for the first nine months of 2003 include a $2 million gain from a cumulative effect of a change in accounting principle related to the adoption of SFAS No. 143.

The following table summarizes Operating Revenues and Energy Sales for the nine-month periods ending September 30, 2003 and 2002:

	Nine Months Ended
	September 30,		Increase/(Decrease)
Operating Revenues	2003	2002	Amount	%
(In Millions)

Retail	$978	$1,095	$(117)	(11%)
Wholesale (Non-Trading)	371	274	97	35%
Other Operating Revenues:
Trading Activities - net	2	(1)	3	*
Other	24	(7)	31	*
Total Operating Revenues	$1,375	$1,361	$14	1%

Energy Sales
(In Thousands of MWhs)

Retail	13,649	13,920	(271)	(2%)
Wholesale (Non-Trading)	9,450	9,378	72	1%
Trading Activities	10,370	8,761	1,609	18%
Total Energy Sales	33,469	32,059	1,410	4%

			(*not meaningful)

The decrease in Retail Revenues from the first nine months of 2002 was caused by both lower prices and energy sales. As provided in the OPUC's 2001 general rate order, PGE reduced its retail customer rates on January 1, 2003 to reflect a decrease in projected 2003 variable power costs (see "Retail Rate Changes" in the Financial and Operating Outlook section for further information). Retail energy sales decreased from the first nine months of 2002 due to an 8% decline in industrial sales. Approximately one-third of such decline was attributable to a single large customer which began generating its own power requirements in the second quarter of 2003. Combined residential and commercial energy sales approximated that of 2002, as an increase in the number of customers served was offset by warmer temperatures in the first quarter of 2003 and conservation efforts. Increased Wholesale (Non-Trading) Revenues resulted primarily from a 34% increase in average wholesale power prices, reflecting higher summer temperatures as well as increased natural gas prices and adverse hydro conditions in the region. Higher wholesale energy sales were attributable to warmer regional summer temperatures and a reduction in the Company's retail load requirements. The increase in Other Operating Revenues was primarily related to sales of natural gas in excess of generating plant requirements, as power purchases in the wholesale market economically displaced more expensive gas-fired thermal generation. Such sales in the first nine months of 2003 resulted in an $11 million gain, compared to a $19 million loss in the first nine months of 2002 resulting from low natural gas prices.

Purchased Power and Fuel expense increased $19 million (2%). The combined effects of the discontinuance of the Company's power cost adjustment mechanism and current year provisions for uncollectible accounts receivable for wholesale electricity sales were partially offset by lower average power costs in the first nine months of 2003. Total system load approximated that of the first nine months of 2002. Purchased Power and Fuel expense in the first nine months of 2002 included a net credit of $10 million related to the Company's power cost mechanism then in effect, consisting of a $26 million credit for the deferral of 2002 power costs and a $16 million charge for amortization of costs deferred in 2001. The first nine months of 2003 includes a $45 million charge for the amortization of costs deferred under the mechanism in 2001 and 2002, which were recovered from customers in 2003. There is currently no power cost adjustment mechanism in place for 2003. Also included in the first nine months of 2003 are $22.5 million of provisions for uncollectible accounts receivable for wholesale electricity sales related to sales made in the California market during 2000 and 2001. (For further information, see "Receivables - California Wholesale Market" in Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations"). PGE's average variable power cost decreased 6% from the first nine months of 2002, due primarily to lower purchased power prices in 2003. Total Company generation increased 5% from last year's first nine months, with increased coal-fired generation partially offset by both reduced hydro and combustion turbine generation, resulting from the forced outage of the Coyote Springs plant during the second quarter of 2003. Total generation met approximately 40% and 37%, respectively, of PGE's retail load in the first nine months of 2003 and 2002.

Due to anticipated adverse hydro conditions in the region, PGE filed an application with the OPUC seeking deferral, for future recovery from customers, of hydro replacement power costs for the period February 11, 2003 (application date) through December 31, 2003. Operating results for the first nine months of 2003 do not reflect the deferral of such costs, pending OPUC consideration of the Company's application. Under the Company's proposed methodology, approximately $14 million in power costs would have been deferred for future ratemaking treatment in the first nine months of 2003, of which $2 million is applicable to the third quarter. See "Hydro Replacement Power Costs" in the Financial and Operating Outlook section for further information.

The following table indicates PGE's total system load (including both retail and wholesale but excluding energy trading contracts) for the first nine months of 2003 and 2002. Average variable power costs exclude the effect of PGE's power cost mechanisms and provisions for uncollectible accounts receivable, discussed above, on purchased power and fuel costs.

	Megawatt/Variable Power Costs
	Megawatt-Hours (thousands)		Average Variable Power Cost (Mills/kWh)

	2003	2002	2003	2002
Generation	5,819	5,519	16.3	15.6
Firm Purchases	16,395	15,397	35.1	42.5
Spot Purchases	1,884	3,219	40.4	18.7
Total System Load	24,098	24,135	32.9*	35.1*
(*includes wheeling costs)

Operating Expenses (excluding Purchased Power and Fuel, Depreciation and Amortization, and taxes) increased $3 million (2%). Increased pension and medical benefit costs were partially offset by reduced major maintenance expenses at the Company's generating plants and costs related to implementation of Oregon's electricity restructuring law.

Depreciation and Amortization expense increased $40 million (33%), primarily due to decreased amortization of regulatory liabilities, the effects of which were offset within Operating Revenues. This includes $16 million in credits given to customers in the first nine months of 2002 related to a distribution received by PGE in 2000 from Nuclear Electric Insurance Limited. Other reductions in regulatory liabilities include a combined $14 million in credits related to merger-related cost savings and gains on certain major property sales provided to customers in 2002. Amortization of computer software, including the Company's new customer information and billing system, increased by $4 million. The remaining increase was caused by a nonrecurring $4 million credit in 2002 related to the sale of the Pelton Round Butte hydroelectric project and a $3 million reduction in the deferral, for future recovery from customers, of costs related to implementation of Oregon's electricity restructuring law.

Income taxes decreased $22 million primarily due to lower taxable income.

Other Income (Miscellaneous) increased $3 million. This year's results reflect a $7 million increase in income from non-qualified benefit plan trust assets, a $4 million increase in interest income on regulatory assets (primarily the deferred Power Cost Adjustment), and a $3 million increase in equity AFDC resulting from a higher rate caused by a decrease in short-term debt. Partially offsetting the increases was an $8.5 million charge related to a settlement agreement between PGE, the FERC, and other parties related to prior year wholesale power market activities. (For further information, see "Investigations - Wholesale Power Markets", in Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations"). In addition, a $3 million credit reserve, related to income taxes receivable from Enron, was reversed in the third quarter of 2002.

Interest charges increased $8 million due primarily to an increase in outstanding long-term obligations, including first mortgage bonds issued from October 2002 through August 2003.

Capital Resources and Liquidity

Review of Cash Flow Statement

Cash Provided by Operations is used to meet the day-to-day cash requirements of PGE. Supplemental cash is obtained from external borrowings, as needed.

A significant portion of cash from operations comes from depreciation and amortization of utility plant, charges that are recovered in customer revenues but require no current cash outlay. Changes in accounts receivable and accounts payable can also be significant contributors or users of cash. Cash provided by operating activities totaled $237 million in the first nine months of 2003 compared to $271 million in the same period last year. The decrease is due primarily to a reduction in the amount of cash collateral deposits refunded by certain wholesale customers, related to the settlement of certain energy contracts, partially offset by reduced payments for power and fuel purchases.

Cash from operations and remaining proceeds from issuances of long-term debt (described below) were invested primarily in government money market funds at September 30, 2003, providing the Company with sufficient liquidity to meet operating and other requirements.

Investing Activities consist primarily of improvements to PGE's distribution, transmission, and generation facilities. An $18 million decrease in capital expenditures in the first nine months of 2003 is attributable to both reduced expenditures related to the Company's distribution system and new customer information and billing system (completed in August 2002). Such decreases were partially offset by increased capital expenditures for major replacements at PGE's thermal generating plants. The $42 million decrease in "Other - net" includes the effect of the termination of a 1996 power sale termination agreement, under which the Company received monthly payments of $2.5 million through December 2002.

Financing Activities provide supplemental cash for both day-to-day operations and capital requirements as needed. PGE relies on cash from operations, loans under its revolving credit facility, and long-term financing activities to support such requirements.

In the first nine months of 2003, PGE issued $200 million in First Mortgage Bonds at interest rates ranging from 5.279% to 6.875%. These Bonds were issued as private placements, maturing from 2013 through 2033. Net proceeds from these issues were used to redeem $140 million of First Mortgage Bonds, bearing interest rates ranging from 6.47% to 9.46%, and $50 million of 8.25% Junior Subordinated Deferrable Interest Debentures.

The Company also repurchased $142 million in Pollution Control Bonds that were subsequently remarketed for a term of six years at fixed rates of 5.20% (for $121 million of the bonds) and 5.45% (for $21 million). The bonds are secured by First Mortgage Bonds issued by the Company.

In addition, the Company repaid $7 million of conservation bonds, retired $3 million preferred stock, and paid $1 million in preferred stock dividends. No common stock cash dividends were declared or paid in 2002 or in the first nine months of 2003.

In May 2003, PGE completed a new $150 million 364-day revolving credit facility with a group of commercial banks that replaced two separate facilities that were terminated upon execution of the new agreement. Under the new credit facility, PGE has the option to issue up to $100 million of the $150 million credit line in letters of credit. At September 30, 2003, the Company had utilized approximately $30 million in letters of credit. The facility contains a material adverse change clause and financial covenants that limit consolidated indebtedness, as defined in the facility, to 60% of total capitalization; it also requires that PGE maintain an interest coverage ratio, as defined in the facility, of not less than 3.75:1. PGE's indebtedness to total capitalization and interest coverage ratio at September 30, 2003 were 48.3% and 4.32:1, respectively. The new facility is secured by First Mortgage Bonds issued by the Company and requires annual facility fees of 0.25%. The new facility prohibits the payment of any cash dividends or any other distributions by PGE on its common stock.

In the first nine months of 2003, existing cash and short-term investments, along with cash provided by operations, replaced the use of commercial paper in meeting the Company's day-to-day requirements. Management believes that the Company has sufficient liquidity to meet such requirements.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in PGE's Articles of Incorporation and the Indenture securing the bonds. As of September 30, 2003, PGE has the capability to issue additional First Mortgage Bonds in amounts sufficient to meet its anticipated capital and operating requirements.

Credit Ratings

PGE's secured and unsecured debt ratings continue to be investment grade from Moody's Investors Service (Moody's) and Standard and Poor's (S&P). Fitch Ratings (Fitch) rates PGE's secured debt at investment grade and unsecured debt at below investment grade. PGE's current credit ratings are as follows:

	Moody's	S&P	Fitch

First Mortgage Bonds	Baa2	BBB+	BBB-
Senior unsecured debt	Baa3	BBB	BB
Preferred stock	Ba2	BBB-	B+
Commercial paper	Prime-3	A-2	Withdrawn

Outlook:	Negative	Developing	Positive

Should Moody's and S&P reduce the credit rating on PGE's unsecured debt to below investment grade, the Company could be subject to requests by certain of its wholesale counterparties to post additional performance assurance collateral. On September 30, 2003, PGE had posted, in the form of letters of credit, approximately $17 million of collateral. Based on the Company's non-trading and trading portfolio, estimates of current energy market prices, and the current level of collateral outstanding, as of September 30, 2003, the approximate amount of additional collateral that could be requested upon such a downgrade event is $42 million and decreases to approximately $23 million by year-end 2003. In addition to collateral calls, such a credit rating reduction could impact the terms and conditions of future long-term debt issuance. In addition, any such rating reductions could increase interest rates and fees on PGE's revolving credit facility, increasing the cost of funding its day-to-day working capital requirements.

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

Financial and Operating Outlook

Retail Customer Growth and Energy Sales

Weather adjusted retail energy sales decreased 0.4% for the nine months ended September 30, 2003, compared to the same period last year, with a 5.3% decrease in industrial sector energy sales partially offset by 1.7% and 0.8% increases, respectively, in residential and commercial energy sales. PGE forecasts a 1% decrease in energy sales from 2002 to 2003, due to reduced energy use by two large industrial customers, one of which has elected to obtain its electricity requirements through co-generation. Excluding such customers, PGE anticipates weather adjusted energy sales to increase by approximately 1% in the current year.

Power Supply

Hydro conditions in the region remain below normal levels. Volumetric water supply forecasts for the Pacific Northwest, prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies, indicate the January-to-September runoff at 83% of normal, compared to 97% of normal in 2002.

PGE generated 40% of its retail load requirement in the first nine months of 2003, with hydro generation comprising about 5% of the Company's requirement; short- and long-term purchases were utilized to meet the remaining load. PGE's ability to purchase power in the wholesale market, along with its base of thermal and hydroelectric generating capacity, currently provides the flexibility to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers.

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

On July 11, 2003, Enron and its debtor-in-possession subsidiaries (collectively the Debtors) filed their proposed joint Chapter 11 plan (the Chapter 11 Plan) and related disclosure statement (the Disclosure Statement) with the Bankruptcy Court, and on September 18, 2003, amended the Chapter 11 Plan and the Disclosure Statement. The Chapter 11 Plan and Disclosure Statement provide information about the assets that are in the bankruptcy estate, including the common stock of PGE, and how those assets will be distributed to the creditors. The Chapter 11 Plan and the Disclosure Statement are available at Enron's website located at www.enron.com/corp/por and the Bankruptcy Court's website located at www.nysb.uscourts.gov and at the website maintained at the direction of the Bankruptcy Court at www.elaw4enron.com.

Although Enron is continuing the sale process for PGE, under the Chapter 11 Plan, if PGE is not sold, the shares of PGE's common stock will be distributed over time to the Debtors' creditors. It is anticipated that once a sufficient amount of the common stock is distributed to creditors, the shares would be publicly traded. The Chapter 11 Plan is subject to creditor approval and confirmation by the Bankruptcy Court.

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

In addition to the general effects discussed above, PGE may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. These are:

1. Amounts Due from Enron and Enron-Supported Affiliates in Bankruptcy - As described in Note 4, Related Party Transactions, in the Notes to Financial Statements, PGE is owed approximately $86 million (including accrued interest) by Enron at September 30, 2003 (Merger Receivable). Such amount was to have been paid by Enron to PGE for price reductions granted to customers, as agreed to by Enron at the time it acquired PGE in 1997. Because of uncertainties associated with Enron's bankruptcy, PGE has established a reserve for the entire amount of this receivable, of which $74 million was recorded in December 2001. On October 15, 2002, PGE submitted proofs of claim to the Bankruptcy Court for amounts owed PGE by Enron and other bankrupt Enron subsidiaries, including $73 million for the Merger Receivable balance as of December 2, 2001, the date of Enron's bankruptcy filing. In addition, at September 30, 2003, PGE has outstanding accounts receivable of $7 million from other Enron subsidiary companies which are part of the bankruptcy proceedings, including $5 million due from Portland General Holdings, Inc. and $2 million due from EPMI. Based on management's assessment of the realizability of these balances, a reserve of $4 million has been established.

2. Controlled Group Liability - Enron's bankruptcy has raised questions regarding potential PGE liability for certain employee benefit plans and tax obligations of Enron.

Pension Plans

Funding Status

The pension plan for the employees of PGE (the PGE Plan) is separate from the Enron Corp. Cash Balance Plan (the Enron Plan). Although at December 31, 2002 the total fair value of PGE Plan assets was $16 million lower than the projected benefit obligation on a SFAS No. 87 (Employers' Accounting for Pensions) basis, the PGE Plan was over-funded on an accumulated benefit obligation basis by about $30 million as of December 31, 2002. Enron's management has informed PGE that, as of December 31, 2002, the assets of the Enron Plan were less than the present value of all accrued benefits by approximately $52 million on a SFAS No. 87 basis and approximately $182 million on a plan termination basis. Enron's management has informed PGE that the PBGC has filed claims in the Enron bankruptcy cases with respect to the Enron Plan and the plans of other Debtors (Pension Plans). The claims are duplicative in nature because certain liability under ERISA is joint and several. Ten of the PBGC's claims represent unliquidated claims for the PBGC insurance premiums (the Premium Claims), eleven are unliquidated claims for due but unpaid minimum funding contributions (the Contribution Claims) under the Internal Revenue Cosde of 1986 (Tax Code) and ERISA, 26 U.S.C. Section 412, and 29 U.S.C. Section 1082, and the remaining ten claims are for unfunded benefit liabilities (the UBL Claims) in an amount equal to $305.5 million. The Debtors are current on their PBGC premiums and their minimum funding contributions to the Pension Plans. Therefore, the Debtors' value the Premium Claims and the Contribution Claims at $0. PBGC has informed the Debtors that its aggregate estimate of the UBL Claims for the Pension Plan is now $424.1 million, including $352.3 million for the Enron Plan. PBGC also currently estimates a UBL Claim of $57.5 million related to the PGE Plan. On October 20, 2003, PBGC filed amended proofs of claim in the Enron bankruptcy case reflecting the foregoing increased amounts. In addition, Enron management has informed PGE that the PBGC has informally alleged in pleadings filed with the Bankruptcy Court that the UBL claim related to the Enron Plan could increase by as much as 100%. PBGC has not provided support (statutory or otherwise) for this assertion and Enron management disputes the validity of any such claim.

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

Enron cannot itself terminate the Enron Plan while it is underfunded unless it provides at least 60 days notice and the PBGC, in the case of solvent entities, or the Bankruptcy Court, in the case of insolvent entities, determines that each member of Enron's controlled group, including PGE, is in financial distress, as defined in ERISA. In the opinion of PGE management, PGE is a solvent entity that does not meet the financial distress test. Consequently, PGE management believes that it is unlikely that Enron can unilaterally terminate the Enron Plan while it is underfunded. However, Enron could, with consent of the PBGC (see discussion below), seek to terminate the Enron Plan while it is underfunded. Moreover, if it satisfies certain statutory requirements, Enron can commence a voluntary termination by fully funding the Enron Plan, in accordance with the Enron Plan terms, and terminating it in a "standard" termination in accordance with ERISA.

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

In its Disclosure Statement, Enron states that it intends to seek the approval of the Bankruptcy Court to fund certain benefits under the Enron Plan and to terminate the Enron Plan in a manner that should eliminate the PBGC's claims. It also states, however, that there can be no assurance that the funding and termination will be approved, or that upon approval Enron will have the ability to obtain funding for accrued benefits on acceptable terms.

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

Based on discussions with Enron management, PGE management understands that Enron has made all required contributions to date and the next contribution is not due until 2004. PGE does not know if Enron will make contributions as they become due. PGE management is unable to predict if Enron will miss a payment and, if so, whether the PBGC would seek to have PGE make any or all of the payment. If the PBGC did look solely to PGE to pay the missed payment, PGE would exercise all legal rights, if any, available to it to defend against such a demand and to recover contributions from the other solvent members of the Enron controlled group. Until Enron misses contributions exceeding $1 million, PGE has no liability and no liens will arise against any PGE property. Other members of Enron's controlled group could, to the extent of any legal rights available to them, seek contribution from PGE for their payment of any missed payments demanded by the PBGC. No reserves have been established by PGE for any amounts related to this issue.

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

PGE management believes that in the event Enron terminates retiree coverage, any material liability to PGE associated with Enron retiree health benefits is unlikely for two reasons. First, based on discussions with Enron management, PGE management understands that most of the retirees that would be affected by termination of the Enron plan are from solvent members of the controlled group and few, if any, live in Oregon. PGE management believes that it is unlikely that any PGE plans would be found to be the most appropriate to provide COBRA coverage. Second, even if a PGE plan were selected, PGE management believes that retirees in good health should be able to find less expensive coverage from other providers, which will reduce the number of retirees electing COBRA coverage. PGE management believes that the additional cost to PGE to provide coverage to a limited number of retirees that are unable to acquire other coverage because they are hard to insure or have preexisting conditions will not be material. No reserves have been established by PGE for any amounts related to this issue.

Income Taxes

Under regulations issued by the U.S. Treasury Department, each member of a consolidated group during any part of a consolidated federal income tax return year is severally liable for the tax liability of the consolidated group for that year. PGE became a member of Enron's consolidated group on July 2, 1997, the date of Enron's merger with PGC. Based on discussions with Enron's management, PGE management understands that Enron has treated PGE as having ceased to be a member of Enron's consolidated group on May 7, 2001 and becoming a member of Enron's consolidated group once again on December 24, 2002. On December 31, 2002, PGE and Enron entered into a tax allocation agreement pursuant to which PGE agreed to make payments to Enron that approximate the income taxes for which PGE would be liable if it were not a member of Enron's consolidated group. As of September 2003, PGE has paid $37 million to Enron under the tax allocation agreement.

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

  Enron's 2002 tax return was filed on September 12, 2003. As noted in paragraph B. above, Enron expects to have substantial NOLs from operations in years preceding 2002. Enron had 2002 NOLs sufficient to eliminate Enron's regular and alternative minimum income tax liabilities for 2002 and expects to have sufficient NOLs to offset its regular income tax liability for all subsequent periods through the date of consummation of its plan of reorganization.

  Enron believes that all of the requirements for re-consolidation of PGE with the Enron consolidated group have been met. Enron is attempting to negotiate a Closing Agreement with the IRS that PGE did become a member of the Enron consolidated group on December 24, 2002. However, because of the inherently factual nature of the determination of the re-consolidation, there can be no assurance that the IRS will agree to rule, or if it does agree to rule, to agree with this position. In the event that the IRS does not agree and the matter is not otherwise resolved in the bankruptcy proceeding, PGE will request a change in the Tax Allocation Agreement that would allow the filing of an administrative expense claim against Enron for any amounts paid by PGE to Enron under the tax allocation agreement. Enron management believes that all administrative expense claims will be paid in full.

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

Enron Auction Processes Related to PGE

Enron continues to pursue the sale of PGE through the auction process that it announced on August 27, 2002. However, Enron has stated that it reserves the right not to sell PGE if the bids received are not deemed fully reflective of PGE's value. A sale of PGE would require the consideration and approval of regulatory agencies, including the OPUC.

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

Threatened Litigation - Non-Qualified Benefit Plans

In 1983, PGE adopted certain non-qualified deferred compensation arrangements and associated "rabbi" trusts for the benefit of key employees, officers, and directors. In 1989, sponsorship of these arrangements was transferred to Portland General Corporation (which was subsequently merged into Enron in 1997) and in 1997 sponsorship was transferred to Portland General Holdings, Inc. Although plan sponsorship was transferred, PGE continued to participate in these plans as a participating employer for the benefit of its own employees. Portland General Corporation, Portland General Holdings, Inc., and certain of their subsidiary companies also had employees who participated in these plans. The plan documents specifically provide that: (1) a participating employer's obligation under the plans shall be that of an unfunded and unsecured promise to pay money in the future; and, (2) the payment of a participant's benefit pursuant to the plan shall be borne solely by the participating employer that employs the participant and reports the participant as being on its payroll during the accrual or increase of the plan benefit, and no liability for the payment of any plan benefit shall be incurred by reason of plan sponsorship or participation except for the plan benefits of a participating employer's own employees. Upon the bankruptcy filing by Enron and certain of its affiliates, and the subsequent bankruptcy filing of Portland General Holdings, Inc., payment by those companies of participant benefits under these plans ceased. Since PGE is not in bankruptcy, benefit payments to participants due benefits from PGE have continued. Plan participants with benefits due from the bankrupt companies have sought to have the companies or the trusts commence payments without success. Certain of these Plan participants have been quoted in the press as stating their intention to commence a lawsuit against PGE and other parties if their benefit payments are not resumed. If any lawsuit is filed, PGE intends to vigorously defend that case.

Public Ownership Initiatives

City of Portland

The City Council of Portland, Oregon has passed resolutions, in August 2002 and June 2003, authorizing the expenditure of up to $850,000 for professional advice regarding the City's potential acquisition of PGE, including possible condemnation of PGE's assets. The City has signed a confidentiality agreement with Enron to permit it to participate in the Enron auction process relating to PGE which is continuing.

Peoples' Utility District

Proponents of formation of a Peoples' Utility District (PUD) to acquire PGE's service territory have obtained sufficient signatures on initiative petitions to place the measure on an election ballot in Multnomah County and Yamhill County. The expressed intent of the PUD supporters is to have additional elections to expand the PUD boundaries to include all of PGE's service territory. If a PUD is formed, it would have the authority to condemn PGE's distribution assets within the boundaries of the district. Oregon law prohibits a PUD from condemning thermal generation plants. It is uncertain under Oregon law whether a PUD would be able to condemn PGE's hydro generation plants.

In Multnomah County, the County Board of Commissioners determined the boundaries of the proposed PUD and set a PUD formation initiative on the November 4, 2003 ballot for a vote by the county voters. The formation initiative did not pass.

In Yamhill County, the County Commissioners are in the process of determining the boundaries of the proposed PUD. It is anticipated that they will set March 4, 2004 for voting on the PUD formation initiative.

PGE opposes the formation of PUDs in its service territory and will oppose any efforts to condemn PGE's assets.

Complaints to OPUC

Income Taxes

On March 7, 2003, the Utility Reform Project and Linda K. Williams (Complainants) filed a petition to open an investigation and a complaint with the OPUC with respect to the amount of federal, state, and local income taxes paid by PGE since 1997. On March 31, 2003, the OPUC rejected the request for an investigation and on July 9, 2003 issued an order that dismissed the complaint. On September 22, 2003, the OPUC denied the Complainants' request for reconsideration.

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

Included in the price reduction is the effect of the OPUC's disallowance, based upon a prudence review, of approximately $15 million related to four power purchase contracts, entered into in the first nine months of 2001, providing 125 megawatts of on-peak delivery in 2003.

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

Power Cost Adjustment Mechanisms

As actual power costs in any year may differ substantially from those costs used in rate determination, the OPUC in 2001 authorized power cost adjustment mechanisms that allowed the Company to defer for later recovery from retail customers actual net variable power costs which differed from certain baseline amounts. Under the initial power cost mechanism, which covered the period January through September 2001, PGE's net variable power costs, as calculated under terms approved by the OPUC, exceeded the baseline. The Company received OPUC approval to recover the approximate $91 million balance (including interest) over a 3 1/2-year period (April 2002 - September 2005). At September 30, 2003, the remaining balance to be collected was approximately $55 million.

In its August 2001 general rate order, the OPUC approved a power cost adjustment mechanism for the period October 2001 through December 2002. Under this mechanism, PGE deferred $41 million in power costs, representing the difference between actual net variable power costs and the amount used to establish base energy rates, as well as the difference between actual energy revenues and a pre-determined base. The deferred amount, subject to a prudence review and audit currently being conducted by the OPUC, is being collected from large industrial customers over a one-year period (2003) and over a two-year period (2003-2004) from all other customer classes. At September 30, 2003, the remaining balance to be collected was approximately $18 million.

Although PGE does not have a power cost adjustment mechanism in place for 2003, the Company has filed with the OPUC an application to defer for later ratemaking treatment increases in power costs related to expected adverse hydro conditions (see "Hydro Replacement Power Costs" below for further information).

Hydro Replacement Power Costs - 2003

In anticipation of the effects of adverse hydro conditions, PGE began in early 2003 to acquire replacement power resources for the expected shortfall in hydro-based power, incurring substantially higher variable power costs than those included in the Company's current rates.

On February 11, 2003, PGE filed with the OPUC an Application for Deferral of Hydro Replacement Power Costs, in which the Company requests authorization to defer for later ratemaking treatment increases in power costs incurred from the application date through December 31, 2003. The Company's application requests authorization for the deferral of 95% of the difference between actual net variable power costs and those allowed in current rates, with interest accrued at PGE's authorized rate of return. As proposed, the deferral would be adjusted for the impact that changes in load would otherwise have on net variable power costs. Although the amount of the deferral would be determined over the course of the year, PGE currently estimates that the amount could range from $15 million to $30 million. The application is currently pending before the OPUC.

Under the Company's proposed methodology, approximately $14 million in power costs would have been deferred for future ratemaking treatment in the first nine months of 2003, of which $2 million is applicable to the third quarter. Such amount was recorded in the first nine months of 2003 and fully reserved, pending future disposition by the OPUC.

Preliminary Power Cost Filing - 2004

On April 1, 2003, PGE submitted a Resource Valuation Mechanism filing with the OPUC containing an estimate of 2004 power costs based upon preliminary information. The filing also included a proposed power cost adjustment mechanism for 2004 and beyond.

On August 6, 2003, following filed testimony and settlement conferences between the Company, OPUC staff, and intervenors, the participating parties entered into a Stipulation that provides for certain reductions in PGE's forecast of 2004 net variable power costs. The Stipulation was approved by the OPUC in late August 2003. The reductions are based upon an adjustment in the price of certain wholesale power purchase contracts, reflecting recent electricity forward prices, as well as certain other modifications and adjustments to estimated variable power and fuel costs. Final adjustments to 2004 retail prices will be determined in November 2003.

The Stipulation also provides that PGE withdraw its proposed power cost adjustment mechanism for 2004 and participate in a process to address the need for, and structure of, a cost recovery mechanism for variances in power costs from forecasted levels, with an objective to complete such process by year-end 2003.

Electric Power Industry Restructuring

Oregon's electric energy industry restructuring plan, implemented on March 1, 2002, provides all of PGE's commercial and industrial customers direct access to competing Energy Service Suppliers (ESS). The RVM document filed by the Company with the OPUC in April 2003 included changes that facilitate the ability of such customers to make decisions related to direct access service and electricity pricing options. There are currently four ESS's registered to transact business with PGE, with none currently serving customers.

The Company provided indicative, non-binding estimates of its Annual Cost of Service rates on September 15 and November 10, 2003 for informational use. Large nonresidential customers that choose Cost of Service rates for 2004 must do so during a November 17-24, 2003 enrollment period. Customers that do not select Cost of Service rates may move to ESS service under established notice procedures or select among several market-based pricing options (including quarterly, monthly, and daily rates) between December 15-16, 2003 for service beginning January 1, 2004. Both the quarterly and monthly rate options require notice to select and also require that the customer remain on the option for the period that the price is set. Small nonresidential customers may select an ESS at any time.

Approximately 100 commercial and industrial customers receive service under market rate options. The Company has also offered an option under which certain large nonresidential customers may, for a minimum five-year term, elect to be removed from cost of service pricing, with energy supplied at a daily market rate or by an ESS; four customer accounts have chosen this option. Residential and small business customers can continue to purchase electricity from a "portfolio" of rate options that include a basic service rate, a time of use rate, and renewable resource rates. There are currently approximately 23,000 customers that have chosen renewable energy options and approximately 2,000 customers that have chosen the time of use option.

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

On June 18, 2003, pursuant to approval by the OPUC, PGE issued a request for proposals (RFP) to prospective suppliers (including power generators, wholesalers, and developers) to acquire up to 600 average megawatts of energy products by October 2006 and 400 megawatts of capacity resources by December 2005. By the July 23, 2003 response due date, more than 40 entities had responded with more than 90 proposals, involving energy solutions that range from wind to geothermal resources, as well as those fueled by coal and natural gas. PGE plans to update its resource action plan with specific recommendations, scheduled for announcement by year-end 2003. PGE will then request acknowledgement that the Company's final plan is consistent with least cost planning principles established by the OPUC.

PGE will continue to evaluate its options with regard to the construction of additional generation, including a one-unit 300-MW or two-unit 600-MW gas turbine plant adjacent to its Beaver plant site (Port Westward Generating Project), considering the availability of reasonably priced medium to long-term power purchases from the market. The Company will also continue to monitor changes in economic conditions and the effect of restructuring legislation that allows commercial and industrial customers to purchase power directly from electricity service suppliers.

Receivables - California Wholesale Market

As of September 30, 2003, PGE has net accounts receivable balances totaling approximately $62 million from the California Independent System Operator (ISO) and the California Power Exchange (PX) for wholesale electricity sales made from November 2000 through February 2001. The Company estimates that the majority of this amount was for sales by the ISO and PX to Southern California Edison Company and Pacific Gas & Electric Company (PG&E).

On March 9, 2001, the PX filed for bankruptcy, and on April 6, 2001, PG&E filed a voluntary petition for relief under the provisions of Chapter 11 of the federal Bankruptcy Code.

PGE is pursuing collection of all past due amounts through the PX and PG&E bankruptcy proceeding and has filed a proof of claim in each of the proceedings. Management continues to assess PGE's exposure relative to its California receivables. Based on the FERC's orders on the methodology to be used to calculate potential refunds (see "Refunds on Wholesale Transactions" below), PGE has established reserves totaling $40 million related to this receivable amount, including $11.5 million and $11 million recorded in the first and third quarters, respectively, of 2003. The Company is examining numerous options, including legal, regulatory, and other means to pursue collection of any amounts ultimately not received through the bankruptcy process. Due to uncertainties surrounding both the bankruptcy filings and regulatory reviews of sales made during this time period, management cannot predict the ultimate realization of these receivables.

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

On July 25, 2001, the FERC issued another order establishing the scope of and methodology for calculating the refunds and ordering evidentiary hearings to develop a factual record to provide the basis for the refund calculation. Several additional orders clarifying and further defining the methodology have since been issued by the FERC. Hearings were held in March and April 2002 to determine the appropriate proxy prices to use and which sales were exempt from refunds because they had been made pursuant to orders of the Department of Energy. Further hearings were held in August through October 2002 to determine the method of calculation of amounts owed to, and refunds owed by, sellers into the California market. Appeals of the FERC orders establishing the refund methodology were filed in the U.S. Ninth Circuit Court of Appeals. On August 21, 2002 the Ninth Circuit issued an order requiring the FERC to reopen the record to allow the parties to present additional evidence of market manipulation.

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

In December 2002, a FERC administrative law judge issued a certification of facts to the FERC regarding the refunds, based on the methodology established in the 2001 FERC order rather than the August 2002 FERC Staff recommendation. Although no final dollar amounts were included in the certification, the recommended methodology indicated a potential refund by PGE of $20 million to $30 million.

On March 3, 2003, in response to the FERC's reopening of the record, as ordered by the Ninth Circuit, numerous parties filed documents with the FERC addressing possible market manipulation. The most comprehensive filings were by the California parties. In addition to alleging that the markets were manipulated and that the refund cases should thus be expanded, they alleged that numerous sellers, including PGE, participated in various strategies that adversely affected the market. On March 20, 2003, PGE, both individually and as part of a group of similar utilities, filed responses rebutting the claims of the California parties.

On March 26, 2003, the FERC issued an order in the California refund case (Docket No. EL00-95) adopting in large part the certification of facts of the FERC administrative law judge, issued in December 2002, but adopting the August 2002 FERC Staff recommendation on the methodology for the pricing of natural gas in calculating the amount of potential refunds. PGE estimated that the modified methodology could increase the amount of the potential refunds by approximately $20 million, with the Company's potential liability estimated at between $20 million and $50 million.

On April 25, 2003, PGE joined a group of utilities in filing a request for rehearing of various aspects of the March 26, 2003 order, including the repricing of the gas cost component of the proxy price from which refunds are to be calculated. Opposing parties likewise filed motions for rehearing. On October 16, 2003, the FERC issued an order reaffirming, in large part, the modified methodology adopted in its March 26, 2003 order. Several parties have now appealed the October 16, 2003 order. PGE does not agree with the FERC's methodology for determining potential refunds and is evaluating its options, including the possibility of an appeal to the courts.

Pacific Northwest

In the July 25, 2001 order, the FERC also called for a preliminary evidentiary hearing to explore whether there may have been unjust and unreasonable charges for spot market sales of electricity in the Pacific Northwest from December 25, 2000 through June 20, 2001. During that period, PGE both sold and purchased electricity in the Pacific Northwest. In September 2001, upon completion of hearings, the appointed administrative law judge issued a recommended order that the claims for refunds be dismissed. In December 2002, the FERC re-opened the case to allow parties to conduct further discovery. On June 25, 2003, the FERC issued an order terminating the proceeding and denying the claims for refunds. On July 25, 2003, numerous parties filed requests for rehearing of the June 2003 FERC order. The FERC has granted the requests for rehearing solely for purposes of reconsideration.

Potential Refund Mitigation

The FERC has indicated that any refunds PGE may be required to pay related to California sales can be offset by accounts receivable related to sales in California (as discussed in "Receivables - California Wholesale Market" above). PGE has established reserves of $40 million related to the receivable amount. The FERC has also indicated that interest on both refunds and offsetting accounts receivable will be computed from either the actual collection date or the due date, as applicable; such interest has not yet been recorded by the Company.

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

FERC Orders on Gaming and Anomalous Market Behaviors

Docket No. EL03-165-000

On June 25, 2003, the FERC ordered numerous entities, including PGE, that participated in the Western wholesale power market between January 1, 2000 and June 20, 2001 to show cause why their participation in specific behaviors and activities during that time period did not constitute gaming in violation of tariffs issued by the ISO and the PX. The ISO was ordered to provide data on each entity's transactions within 21 days from the date of the order. Each entity named as a respondent was ordered to respond within 45 days from the receipt of the data, unless it had been able to reach a settlement with the FERC Trial Staff prior to such due date. On August 27, 2003, prior to the due date for the show cause response, PGE and FERC Trial Staff assigned to this case settled Docket No. EL03-165-000 for a payment of $12,730, and with no admission of wrongdoing or liability on the part of PGE. The settlement is subject to approval of the FERC. This settlement, and numerous similar settlements involving other of the show cause respondents, have been contested by certain parties to the proceedings.

Docket No. IN03-10-000

Also on June 25, 2003, the FERC initiated a generic investigation into bids by market participants in ISO and PX markets between May 1, 2000 and October 2, 2000 at levels above $250/Mwh. The FERC stated that such bids may indicate anomalous market behavior under the ISO and PX Market Monitoring and Information Protocols. Entities submitting such bids were required to demonstrate why such bids did not constitute anomalous market behavior and the extent to which they constituted legitimate business behavior. The FERC indicated that monetary remedies will be the disgorgement of unjust profits associated with violations, and that non-monetary remedies, such as revocation of market-based rates or revisions to codes of conduct, will also be considered. During the indicated time period, PGE made bids that exceeded $250/Mwh in both the ISO and PX markets. PGE submitted responses to FERC data requests in July and August 2003. PGE is continuing to analyze the Company's bid data and will submit further responses as appropriate.

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

Settlement of Certain Matters: Investigations - Wholesale Power Markets

On September 26, 2003, PGE filed a settlement agreement (Settlement) between and among itself, the Trial Staff of the FERC, the California Attorney General, the California Public Utilities Commission, the City of Tacoma, Washington, the OPUC, and several other parties resolving FERC Docket No. EL02-114-000. The Settlement also resolves the California Attorney General Complaint against PGE and related non-public investigations, except that the California Attorney General is not precluded from pursuing any willfully fraudulent acts or omissions not known at the time of the settlement or any criminal acts or omissions. Finally, the Settlement resolves the investigation proposed in the OPUC staff report on "Trading Activities by Portland General Electric Company, PacifiCorp, and Idaho Power Company during the Western Electricity Crisis of 2000-01." The Settlement resolves all alleged violations by the Company in the above-described proceedings or investigations.

Under the Settlement, PGE will pay a Settlement Amount of $8.5 million. PGE will also file an amendment to its FERC market-based rates tariff that imposes a cost-based cap on prices charged for new wholesale electricity sales transactions for a prospective period of twelve months. In addition, PGE agreed to conduct annual training for its trading floor employees on code of conduct, standards of conduct, antitrust and ethics, and to retain for five years recordings of affiliate trading transactions, affiliate postings and related accounting records. The Settlement provides that it will not be deemed an admission of fault or liability by PGE for any reason and implies no admission or fault by PGE. The Settlement, which is uncontested, is subject to approval of the FERC.

PGE established an $8.5 million reserve for the Settlement in September 2003.

Management does not believe that the cost-based cap on prices charged for new wholesale electricity sales transactions will have a material adverse impact on the financial condition or results of operations of the Company.

The following three items describe the proceedings that are part of the Settlement:

1. FERC Investigations - Wholesale Power Markets and Enron Trading Strategies

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

On August 13, 2002, the FERC issued two orders initiating investigations into instances of possible misconduct by PGE and certain other companies. In the first order (Docket No. EL02-114-000), the FERC ordered investigation of PGE and EPMI related to possible violations of their codes of conduct, the FERC's standards of conduct, and the companies' market-based rate tariffs, and whether PGE has cooperated by providing all relevant information related to the FERC's May 8, 2002 data request and June 4 Show Cause Order. In the second order (Docket No. EL02-115-000), the FERC ordered investigation of Avista Corporation and Avista Energy, Inc. (collectively, Avista) with respect to, among other things, transactions in which Avista engaged in or facilitated the trading strategies identified in the Enron memoranda or acted as a middleman with respect to sales of electric energy between PGE and EPMI. PGE and EPMI were included as parties in that Docket. In the orders, the FERC established October 15, 2002 as the "refund effective date." Issues involving PGE and EPMI in Docket No. EL02-115-000 were severed and consolidated into Docket No. EL02-114-000.

On December 10, 2002, the FERC Trial Staff filed a Revised Statement of Asserted Violations (Revised Statement) and its initial testimony in its investigation of PGE (Docket No. EL02-114-000). The assertions in the Revised Statement and the testimony are limited to PGE's self-reported failure to properly post information about some of its energy transactions with EPMI, and alleged violations for affiliate dealings with EPMI relating to a series of transactions that occurred on certain days in April-June 2000, involving PGE, EPMI, and Avista Corporation. The latter transactions were previously reported by PGE to FERC on May 22, 2002 in response to the FERC's May 8, 2002 data request. The Trial Staff recommended a remedy of revocation of PGE's market-based rate authority for two years, and a requirement that PGE's application for reinstatement of market-based rates include documentation supporting revised procedures to ensure that posting errors and violations of affiliate rules do not occur again. The City of Tacoma, Washington filed testimony seeking a refund from PGE of $3.2 million. The California Attorney General and the California Public Utilities Commission have filed testimony that PGE should refund amounts to compensate market participants for PGE's alleged unlawful conduct, but the testimony specifies no amount of refunds.

PGE's initial response testimony in Docket No. EL02-114-000 was filed on February 24, 2003. In its testimony, PGE describes the posting errors it self-reported, which were technical in nature and most of which, PGE believes, were not in violation of the FERC's affiliate rules. The Company also described the cooperation it has extended to the FERC, the investigative staff, and the Trial Staff in providing all requested information to aid the investigation. PGE also provided testimony that the April-June 2000 transactions with EPMI did not involve violations of affiliate rules, except for certain errors in posting. Trial Staff and other parties filed rebuttal testimony on May 12, 2003. The issues set for hearing in consolidated Docket Nos. EL02-114-000 and EL02-115-001 have now been settled, subject to FERC approval, as described above.

2. California Attorney General Complaint

In May 2002, the Attorney General of California filed a complaint in state court alleging failure of PGE to comply with the Federal Power Act (FPA) and with the FERC requirements for its market based sales of power in California. The complaint seeks fines and penalties under the California Business and Professions Code for each sale from 1998 through 2001 above a "capped price" or a reasonable price and for each alleged regulatory violation. No specific damage claim is stated. In July 2002, PGE filed a Notice of Removal to U.S. District Court and a Motion to Dismiss on preemptive grounds. The Attorney General moved to remand to state court, which was denied. The Attorney General filed an appeal to the U.S. Ninth Circuit Court of Appeals of the denial of the motion to remand, and moved to stay action in the District Court pending the outcome of the appeal. The District Court, finding the appeal frivolous, refused to stay the case. Motions to dismiss the case were argued on September 26, 2002. On March 25, 2003, the judge dismissed the complaint against PGE. On March 28, 2003, the Attorney General filed a Notice of Appeal with the Ninth Circuit. This case has been stayed pending approval by the FERC of the Settlement described above.

3. Oregon Public Utility Commission Staff Report on Trading Activities

On April 29, 2003, the Staff of the OPUC issued a draft report on "Trading Activities by Portland General Electric, PacifiCorp, and Idaho Power Company during the Western Electricity Crisis of 2000-01" (Draft Report).

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

With respect to possible misconduct, the Staff stated that there has been no ruling that any trading activities by PGE broke any federal laws or requirements, and that the effect on the wholesale market of PGE's trading activities currently under investigation by the FERC apparently was small. With respect to possible mismanagement, the Staff stated that it believes that there is a prima facie case that PGE mismanaged certain of its trading activities with an affiliate, EPMI, but acknowledged the case is "not open and shut".

In June 2003, the OPUC delayed any decision on commencing an investigation of PGE's trading activities until after the FERC had substantially completed its inquiry of PGE trading activities. This matter has been settled, subject to FERC approval, as described above.

FERC Investigations - Wash Sales

Electricity

On May 21, 2002, the FERC issued a data request and request for admissions to all sellers of wholesale electricity and/or ancillary services in the U.S. portion of the WECC during the years 2000-2001. Such request ordered sellers to admit or deny engagement in activities referred to as "wash", "round trip", or "sell/buyback" type transactions. Although PGE was not listed in the data request, PGE conducted an investigation and submitted the results in a response to the FERC on May 31, 2002. Such response denied that PGE engaged in trading activities described in the FERC data request to the extent that such activities artificially inflated trading volumes, revenues, or market prices. PGE's response also noted that it had no reason or incentive to artificially inflate trading volumes or revenues, as the primary purpose of its wholesale trading operations is to manage risk and reduce costs for its retail customers by balancing load requirements and maximizing the value of owned generation and purchase contracts to the extent that available supply exceeds the needs of the Company's firm customers. PGE has received no further inquiries or orders from the FERC related to this matter.

Natural Gas

On May 22, 2002, the FERC issued a data request and request for admissions to all sellers of natural gas in the U.S. portion of the WECC and in Texas during the years 2000-2001. Such request ordered such sellers to admit or deny engagement in activities referred to as "wash", "round trip", or "sell/buyback" type transactions. PGE conducted an investigation and submitted the results in a response to the FERC on June 5, 2002. PGE denies that it engaged in trading activities described in the FERC data request. PGE has received no further inquiries or orders from the FERC related to this matter.

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

Other

In June 2002, the U.S. Commodity Futures Trading Commission, which regulates futures contracts traded on U.S. exchanges, subpoenaed documents from PGE regarding the Company's electricity and natural gas trading, including any "wash" trading used to inflate revenue and trading volume. PGE forwarded documents previously prepared for the FERC investigation (described above). There have been no further activities related to this matter.

In addition, PGE has provided requested information and documents related to various federal and state actions and investigations of Enron and PGE, including a request by the consumer protection section of the Oregon Attorney General's office for information on electricity sales transactions with various parties during 2000 and 2001. PGE will continue to cooperate to the fullest extent with these investigations.

Antitrust Litigation

In late 2001, numerous individuals, businesses, and California cities, counties, and other governmental entities filed a consolidated Master Complaint in their class action lawsuits (Wholesale Electricity Antitrust Cases) against various individuals, utilities, generators, traders, and other entities, including Duke Energy Trading and Marketing, LLC; Duke Energy Morro Bay, LLC; Duke Energy Moss Landing, LLC; Duke Energy South Bay, LLC and Duke Energy Oakland, LLC (Duke Parties) and Reliant Energy Services, Inc.; Reliant Ormond Beach, Inc.; Reliant Energy Etiwanda, Inc.; Reliant Energy Ellwood, Inc.; Reliant Energy Mandalay, Inc. and Reliant Energy Coolwater, Inc. (Reliant Parties), alleging that activities related to the purchase and sale of electricity in California in 2000 and 2001 violated California antitrust and unfair competition laws. The complaint seeks, among other things, restitution of all funds acquired by means that violate the law and payment of treble damages, interest, and penalties.

The Duke Parties filed a cross complaint against PGE and other utilities, generators, traders and other entities not named in the Wholesale Electricity Antitrust Cases, alleging that they participated in the purchase and sale of electricity in California during 2000-2001 and seeking complete indemnification and/or partial equitable indemnity on a comparative fault basis for any liability that the Court may impose on the Duke Parties under the Wholesale Electricity Antitrust Cases. Legal and equitable relief is sought, with no specific monetary amount claimed. The Reliant Parties have filed a cross complaint against PGE and the other utilities, generators, traders and other entities similar to the cross complaint filed by the Duke Parties. The cases, originally in California state court, were removed to Federal Court by certain parties. The parties have stipulated to place the cross complaints in abeyance until after final rulings on jurisdiction and motions to dismiss the Master Complaint.

On December 13, 2002, a U.S. District Court signed an order granting the plaintiff's motions to remand the cases to the California state court, but the order was not immediately implemented. The Duke and Reliant Parties filed an appeal to the U.S. Ninth Circuit Court of Appeals and applied to the District Court for a stay of the remand to the California state court. On January 24, 2003, the District Court denied the application for a stay and set for hearing certain motions for reconsideration. On February 20, 2003, the United States Court of Appeals for the Ninth Circuit issued an Order deciding it had jurisdiction to hear the appeals from the District Court's December 13, 2002 remand order. The Ninth Circuit also issued a stay of the remand order pending the outcome of the appeals. As stated above, the cross complaint against PGE will be continued in abeyance until after final rulings on jurisdiction and motions to dismiss the Master Complaint.

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

Port of Seattle, Washington Complaint

On May 21, 2003, the Port of Seattle, Washington (Port) filed a complaint in the U.S. District Court for the Western District of Washington against PGE and sixteen other companies (Defendants) alleging violation of both the Sherman Act and the Racketeer Influenced and Corrupt Organization Act, fraud, and, with respect to Puget Energy, Inc. and Puget Sound Energy, Inc., breach of contract. The complaint alleges that the price of electric energy purchased by the Port between November 1997 and June 2001 under a contract with Puget Sound Energy, Inc. was unlawfully fixed and artificially increased through various actions alleged to have been undertaken in the Pacific Northwest power markets among Defendants and Enron, Enron Energy Services, Inc., Enron North America Corp., Enron Power Marketing, Inc., and others. The complaint alleges actual damages of $30.5 million suffered by the Port and seeks recovery of that amount, plus punitive damages and reasonable attorney fees.

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

Numerous challenges, appeals and requested reviews were filed in Marion County, Oregon Circuit Court, the Oregon Court of Appeals, and the Oregon Supreme Court on the issue of the OPUC's authority under Oregon law to grant recovery of and a return on the Trojan investment. The primary plaintiffs in the litigation were the Citizens' Utility Board (CUB) and the Utility Reform Project (URP). The Court of Appeals issued an opinion in 1998, stating that the OPUC does not have the authority to allow PGE to recover a return on the Trojan investment, but upholding the OPUC's authorization of PGE's recovery of the Trojan investment and ordering remand of the case to the OPUC. PGE and the OPUC requested the Oregon Supreme Court to conduct a review of the Court of Appeals decision on the return on investment issue. In addition, URP requested the Oregon Supreme Court to review the Court of Appeals decision on the return of investment issue. PGE requested the Oregon Supreme Court to suspend its review of the 1998 Court of Appeals opinion pending resolution of URP's complaint with the OPUC challenging the accounting and ratemaking elements of the settlement agreements approved by the OPUC in September 2000 (discussed below). On November 19, 2002, the Oregon Supreme Court dismissed PGE's and URP's petitions for review of the 1998 Oregon Court of Appeals decision. As a result, the 1998 Oregon Court of Appeals opinion stands and the case has been remanded to the OPUC.

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

The URP filed a complaint challenging the settlement agreements and the OPUC's September 2000 order. In March 2002, after a full contested case hearing, the OPUC issued an order denying all of URP's challenges, and approving the accounting and ratemaking elements of the settlement. URP appealed the decision to the Marion County Circuit Court, and in December 2002 PGE was granted intervention. On November 7, 2003, the Marion County, Oregon Circuit Court issued an opinion remanding the case to the OPUC for action to reduce rates or order refunds. The opinion does not specify the amount or timeframe of any reductions or refunds. PGE intends to appeal.

In a separate legal proceeding, two class actions suits were filed in Marion County Circuit Court against PGE on January 17, 2003 on behalf of two classes of electric service customers. One case seeks to represent current PGE customers that were customers during the period from April 1, 1995 to October 1, 2001 (Current Class) and the other case seeks to represent PGE customers that were customers during the period from April 1, 1995 to October 1, 2001, but who are no longer customers (Former Class). The suits seek damages of $190 million for the Current Class and $70 million for the Former Class, from the inclusion of a return on investment of Trojan in the rates PGE charges its customers. In March 2003, the Company was served with two identical cases filed in Multnomah County Circuit Court. The plaintiffs have filed to withdraw the Multnomah County cases. PGE intends to vigorously defend these cases.

Management cannot predict the ultimate outcome of the above matters. However, it believes these matters will not have a material adverse impact on the financial condition of the Company, but may have a material impact on the results of operations for a future reporting period.

Union Grievances

Grievances have been filed by several members of the International Brotherhood of Electrical Workers (IBEW) Local 125, the bargaining unit representing PGE's union workers, with respect to losses in their pension/savings plan attributable to the collapse of the price of Enron's stock. The grievances, which allege that the losses were caused by Enron's manipulation of the stock, seek binding arbitration under Local 125's collective bargaining agreement on behalf of all present and retired bargaining unit members. The grievances do not specify an amount of claim, but rather request that the present and retired members be made whole. PGE filed a Complaint for Declaratory Relief in the Multnomah County Circuit Court for the State of Oregon, seeking a declaratory ruling that the grievances are not subject to arbitration under the collective bargaining agreement, that the grievances are preempted by ERISA, and that the conduct complained of is directed against Enron, not PGE. The IBEW filed an answer and counterclaim that the issue is arbitrable, and PGE filed a reply that denied the counterclaim and raised four affirmative defenses. After oral argument on August 14, 2003, the Court granted PGE's motion for summary judgment, with a final judgment entered on October 6, 2003. The IBEW filed an appeal to the Oregon Court of Appeals on October 22, 2003. Management cannot predict the ultimate outcome of these grievances.

Environmental Matter

A 1997 EPA investigation of a 5.5-mile segment of the Willamette River known as the Portland Harbor revealed significant contamination of sediments within the harbor. Based upon analytical results of the investigation, the EPA included the Portland Harbor on the federal National Priority List pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act (Superfund). In December 2000, PGE received a "Notice of Potential Liability" regarding its Harborton Substation facility and was included, along with sixty-eight other companies, on a list of Potentially Responsible Parties with respect to the Portland Harbor Superfund Site.

In 1999, the DEQ asked that PGE perform a voluntary remedial investigation of its Harborton Substation site to confirm whether any hazardous substances had been released from the substation property into the Portland Harbor sediments. In May 2000, the Company entered into a "Voluntary Agreement for Remedial Investigation and Source Control Measures" (the Voluntary Agreement) with the DEQ, in which the Company agreed to complete a remedial investigation at the Harborton site under terms of the agreement.

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

In February 2002, PGE submitted its final investigative report to the DEQ summarizing its investigations conducted in accordance with the May 2000 Voluntary Agreement. The report indicated that such voluntary investigation demonstrated that there is no likely present or past source or pathway for release of hazardous substances to surface water or sediments in the Portland Harbor Superfund Site at or from the Harborton Substation site. Further, the voluntary investigation demonstrated that the site does not present a high priority threat to present and future public health, safety, welfare, or the environment. A request has been made to the DEQ for a determination that no further work is required under the Voluntary Agreement. Management believes that the Company's contribution to the sediment contamination, if any, from the Harborton Substation site would qualify it as a de minimis Potentially Responsible Party.

The EPA is coordinating activities of natural resource agencies and the DEQ and in early 2002 requested and received signed "administrative orders of consent" from several Potentially Responsible Parties, voluntarily committing to further remedial investigations; PGE was not requested to sign, nor has it signed, such an order.

In October 2003, PGE agreed with the DEQ to provide cost recovery for oversight of a voluntary investigation and/or potential cleanup of petroleum products at another Company site that is upland from the Portland Harbor Superfund designated area.

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

On June 11, 2003, the SEC issued an order granting Petitions for Review (Petitions) filed with the SEC by Enron and others on February 27, 2003. The Petitions request that the SEC review the February 6, 2003 Initial Decision of the administrative law judge that PGE does not meet the criteria to be predominantly intrastate in character and denying Enron's application for exemption under Section 3(a)(1) of the Public Utility Holding Company Act of 1935. The parties have filed briefs and the SEC has agreed to hear oral arguments on December 4, 2003.

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

New Accounting Standards

See Note 9, New Accounting Standards, in the Notes to Financial Statements for information regarding new accounting standards issued.

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

PGE actively manages its risk to ensure compliance with its risk management policies. The Company monitors open commodity positions in its energy portfolios using a value at risk methodology, which measures the potential impact of market movements over a one-day holding period using a variance/covariance approach at a 95% confidence interval. The portfolio is modeled using net open power and natural gas positions, with power averaged over peak and off-peak periods by month, and includes all financial and physical positions for the next 24 months including estimates of retail load and plant generation in the non-trading portfolio. The risk factors include commodity prices for power and natural gas at various locations and do not include volumetric variability. Based on this methodology, the average, high, and low value at risk on the trading portfolio in the first nine months of 2003 was $0.2 million, $0.5 million, and $0, respectively, and in the first nine months of 2002 was $0.1 million, $0.4 million, and $0, respectively. The average, high, and low value at risk on the non-trading portfolio in the first nine months of 2003 was $1.9 million, $2.6 million, and $1.2 million, respectively. The value at risk on the non-trading portfolio was not meaningful in the first nine months of 2002 as the majority of the portfolio was effectively accounted for on an accrual or settlements basis. Additionally, PGE had power cost mechanisms in 2002 that allowed the Company to defer, for future ratemaking treatment, actual net variable power costs that differed from certain baseline amounts approved by the OPUC (see "Power Cost Mechanisms" in Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations"). In 2002, PGE did not reduce its non-trading value at risk by the amount of potential deferrals.

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

At September 30, 2003, a 10% change in the value of the Canadian dollar would result in an immaterial change in pre-tax income for transactions that will settle over the next 18 months. Foreign currency risk in PGE's trading portfolio is immaterial to the Company's consolidated financial statements and is not expected to change materially in the near future.

Interest Rate Risk

Although PGE has no short-term debt outstanding at September 30, 2003, the Company is typically exposed to risk resulting from changes in interest rates on variable rate short-term borrowings. Although PGE currently has no financial instruments to mitigate such risk, it will consider such instruments in the future as necessary.

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

Item 4. Controls and Procedures

  Disclosure Controls and Procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, the information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

  Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Other Information

Item 1. Legal Proceedings

For further information regarding the following proceedings, see PGE's report on Form 10-K for the year ended December 31, 2002.

Dreyer, Gearhart and Kafoury Bros., LLC v. Portland General Electric Company, Multnomah County Circuit Court Case No. 0301 00779; and Morgan v. Portland General Electric Company, Multnomah County Circuit Court Case No. 03021 00778

The plaintiffs have filed to withdraw the Multnomah County cases.

Portland General Electric Company v. International Brotherhood of Electrical Workers, Local No. 125 (Union Grievances). Multnomah County Circuit Court for the State of Oregon, Case No. 0205-05132.

Following oral arguments on August 14, 2003, the Court granted PGE's motion for summary judgment, denied PGE's motion for stay, and denied IBEW's motion for summary judgment. A final judgment was entered on October 6, 2003. The IBEW filed an appeal to the Oregon Court of Appeals on October 22, 2003.

People of the State of California ex rel. Bill Lockyer, Attorney General v. Portland General Electric Company and Does 1 through 100, Superior Court of the State of California for County of San Francisco. Case No. CGC-02-408493/USDC Northern District of California, Case No. C-02-3318-VRW(California Case).

On September 26, 2003, PGE and the California Attorney General agreed to settle this case. The agreement is part of a larger settlement (Settlement) with the Staff of the FERC and other parties related to trading activities by PGE during the California energy crisis in 2000-2001 in FERC Docket Nos. EL02-114-000 and EL02-15-001. The Settlement resolves this case and related non public investigations, except that the California Attorney General is not precluded from pursuing any willfully fraudulent acts or omissions not known at the time of the settlement or any criminal acts or omissions.

Under the Settlement, PGE will pay $8.5 million, of which $6.1 million is expected to be paid to California. PGE also agreed to file an amendment to its FERC market-based rates tariff that imposes a cost-based cap on prices charged for new wholesale electricity sales transactions for a prospective period of twelve months. In addition, PGE agreed to conduct annual training for its trading floor employees on code of conduct, standards of conduct, antitrust and ethics, and to retain for five years recordings of affiliate trading transactions, affiliate postings and related accounting records. The Settlement provides that it will not be deemed an admission of fault or liability by PGE for any reason and implies no admission or fault by PGE.

The Settlement, which is uncontested, is subject to approval of the FERC.

Citizens' Utility Board of Oregon v. Public Utility Commission of Oregon and Utility Reform Project and Colleen O'Neill v. Public Utility Commission of Oregon, Marion County Oregon Circuit Court, the Court of Appeals of the State of Oregon, the Oregon Supreme Court; and Utility Reform Project, Lloyd K. Marbet and Linda K. Williams v. Oregon Public Utility Commission and Portland General Electric Company, Marion County Circuit Court Case No. 02C 14884

In regards to the URP's appeal of the OPUC's 2002 settlement order, on November 7, 2003, the Marion County, Oregon Circuit Court issued an opinion remanding the case to the OPUC for action to reduce rates or order refunds. The opinion does not specify the amount or timeframe of any reductions or refunds. PGE intends to appeal.

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

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification of Chief Executive Officer of Portland General Electric Company Pursuant to Securities Exchange Act Rule 13a-14(a) for report on Form 10-Q for the quarterly period ended September 30, 2003 (filed herewith).

31.2 Certification of Chief Financial Officer of Portland General Electric Company Pursuant to Securities Exchange Act Rule 13a-14(a) for report on Form 10-Q for the quarterly period ended September 30, 2003 (filed herewith).

(32) Section 1350 Certifications

Certifications of Chief Executive Officer and Chief Financial Officer of Portland General Electric Company Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for report on Form 10-Q for the quarterly period ended September 30, 2003 (filed herewith).

* Incorporated by reference as indicated.

b. Reports on Form 8-K

August 4, 2003 - Item 5. Other Event: Financing Activities. Item 7. Financial Statements and Exhibits.

September 18, 2003 - Item 5. Other Event: Enron Chapter 11 Plan.

September 26, 2003 - Item 5. Other Events: FERC Investigations - Wholesale Power Markets, Enron Trading Strategies Docket No. EL-02-114-0000; FERC Orders on Gaming and Anomalous Market Behaviors, Show Cause Violation of PX and ISO tariffs, Docket No. EL-03-165-000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTLAND GENERAL ELECTRIC COMPANY

(Registrant)

Date:	November 10, 2003	By:	/s/ James J. Piro
James J. Piro Executive Vice President, Finance Chief Financial Officer and Treasurer

Date:	November 10, 2003	By:	/s/ Kirk M. Stevens
Kirk M. Stevens Controller and Assistant Treasurer