Form 10-Q
period 2004-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2004-08-09
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _____v___________ to _______________ Commission File Number 1-5532-99

PORTLAND GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

Oregon		93-0256820
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2004: 42,758,877 shares of Common Stock, $3.75 par value. (All shares are owned by Enron Corp.)

Table of Contents

Page Number
Definitions	3

PART I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income	4
Consolidated Statements of Retained Earnings	4
Consolidated Statements of Comprehensive Income	5
Consolidated Balance Sheets	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	62

Item 4. Controls and Procedures	65

PART II. Other Information

Item 1. Legal Proceedings	66
Item 6. Exhibits and Reports on Form 8-K	68
Signatures	70

Definitions

BPA	Bonneville Power Administration
Bankruptcy Court	United States Bankruptcy Court For The Southern District of New York
COBRA	Consolidated Omnibus Budget Reconciliation Act
CUB	Citizens' Utility Board
DEQ	Oregon Department of Environmental Quality
Enron	Enron Corp., as Debtor and Debtor in Possession in Chapter 11, Case No. 01-16034 pending in the US Bankruptcy Court For The Southern District of New York
EPA	Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
ESS	Energy Service Supplier
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
kWh	Kilowatt-Hour
Mill	One tenth of one cent
MWh	Megawatt-hour
NW Natural	Northwest Natural Gas Company
NYMEX	New York Mercantile Exchange
OPUC or the Commission	Public Utility Commission of Oregon
PBGC	Pension Benefit Guaranty Corporation
PGC	Portland General Corporation
PGE or the Company	Portland General Electric Company
PUHCA	Public Utility Holding Company Act of 1935
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards issued by the Financial Accounting Standards Board
Trojan	Trojan Nuclear Plant
Unsecured Creditors' Committee	Enron Unsecured Creditors' Committee
URP	Utility Reform Project
VEBA	Voluntary Employee Beneficiary Association
WECC	Western Electricity Coordinating Council

PART I

Financial Information

Item 1. Financial Statements

Portland General Electric Company and Subsidiaries Consolidated Statements of Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Millions)

Operating Revenues	$332	$410	$727	$881

Operating Expenses
Purchased power and fuel	133	235	311	519
Production and distribution	36	30	65	58
Administrative and other	35	36	70	72
Depreciation and amortization	57	53	116	108
Taxes other than income taxes	17	17	37	36
Income taxes	16	11	42	26
	294	382	641	819

Net Operating Income	38	28	86	62

Other Income (Deductions)
Miscellaneous	1	4	3	7
Income taxes	1	1	1	2
	2	5	4	9

Interest Charges
Interest on long-term debt and other	18	20	36	39

Net income before cumulative effect of a
change in accounting principle	22	13	54	32
Cumulative effect of a change in accounting
principle, net of related taxes of $(1)	-	-	-	2

Net Income	22	13	54	34

Preferred Dividend Requirement	-	-	-	1

Income Available for Common Stock	$22	$13	$54	$33

The accompanying notes are an integral part of these consolidated financial statements.
Portland General Electric Company and Subsidiaries Consolidated Statements of Retained Earnings (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Millions)

Balance at Beginning of Period	$577	$508	$545	$488
Net Income	22	13	54	34
	599	521	599	522

Dividends Declared
Preferred stock	-	-	-	1
Balance at End of Period	$599	$521	$599	$521

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In Millions)
Accumulated other comprehensive income (loss) - Beginning of Period
Unrealized gain on derivatives classified as cash flow hedges	$5	$-	$2	$3
Minimum pension liability adjustment	(4)	(3)	(4)	(3)
Total	$1	$(3)	$(2)	$-

Net Income	$22	$13	$54	$34

Other comprehensive income, net of tax:
Unrealized gains (losses) on derivatives classified as cash flow hedges:
Other unrealized holding net gains (losses) arising during the period, net of related taxes of $(4) and $(2) for the three
months ended June 30, 2004 and 2003 and $(7) and $(4)
for the six months ended June 30, 2004 and 2003	6	3	12	6
Reclassification adjustment for contract settlements included in net income, net of related taxes of $1 for the three months
ended June 30, 2004 and $2 and $1 for the six months ended June 30, 2004 and 2003	(2)	-	(4)	(2)
Reclassification adjustment in net income due to discontinuance
of cash flow hedges, net of related taxes of $2	-	-	-	(4)
Reclassification of unrealized gains (losses) to SFAS No. 71 regulatory (liability) asset, net of related taxes of $2 and $1 for the three months ended June 30, 2004 and 2003 and $3
and $1 for the six months ended June 30, 2004 and 2003	(3)	(3)	(4)	(3)
Total - Unrealized gains (losses) on derivatives classified as
cash flow hedges	1	-	4	(3)

Minimum pension liability adjustment	-	-	-	-
Total Other comprehensive income (loss)	1	-	4	(3)

Comprehensive income	$23	$13	$58	$31

Accumulated other comprehensive income (loss) - End of Period
Unrealized gain on derivatives classified as cash flow hedges	$6	$-	$6	$-
Minimum pension liability adjustment	(4)	(3)	(4)	(3)
Total	$2	$(3)	$2	$(3)

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2004	2003
	(In Millions)
Assets
Electric Utility Plant - Original Cost
Utility plant (includes construction work in progress of $118 and $89)	$3,916	$3,834
Accumulated depreciation	(1,686)	(1,633)
	2,230	2,201
Other Property and Investments
Receivable from parent (less allowance for uncollectible accounts of $73 and $73)	-	-
Nuclear decommissioning trust, at market value	28	35
Non-qualified benefit plan trust	64	67
Miscellaneous	30	38
	122	140
Current Assets
Cash and cash equivalents	206	109
Accounts and notes receivable (less allowance for uncollectible accounts of $54 and $51)	193	223
Unbilled revenues	52	72
Assets from price risk management activities	116	66
Inventories, at average cost	46	45
Prepayments and other	96	97
	709	612
Deferred Charges
Regulatory assets	339	387
Miscellaneous	34	32
	373	419
	$3,434	$3,372
Capitalization and Liabilities
Capitalization
Common stock equity:
Common stock, $3.75 par value per share, 100,000,000
shares authorized; 42,758,877 shares outstanding	$160	$160
Other paid-in capital - net	481	481
Retained earnings	599	545
Accumulated other comprehensive income (loss):
Unrealized gain on derivatives classified as cash flow hedges	6	2
Minimum pension liability adjustment	(4)	(4)
Limited voting junior preferred stock	-	-
Long-term obligations	914	927
	2,156	2,111

Commitments and Contingencies (see Notes)

Current Liabilities
Long-term debt due within one year	56	56
Accounts payable and other accruals	178	230
Liabilities from price risk management activities	61	44
Customer deposits	22	5
Accrued interest	20	20
Accrued taxes	39	51
Deferred income taxes	19	8
	395	414
Other
Deferred income taxes	328	349
Deferred investment tax credits	15	16
Trojan asset retirement obligation	101	104
Accumulated asset retirement obligation	17	17
Regulatory liabilities:
Accumulated asset retirement removal costs	259	230
Other	55	27
Non-qualified benefit plan liabilities	69	66
Miscellaneous	39	38
	883	847
	$3,434	$3,372

The accompanying notes are an integral part of these consolidated financial statements.
Portland General Electric Company and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
	2004	2003
	(In Millions)

Cash Flows From Operating Activities:
Reconciliation of net income to net cash provided by (used in) operating activities
Net income	$54	$34
Non-cash items included in net income:
Cumulative effect of a change in accounting principle, net of tax	-	(2)
Depreciation and amortization	116	108
Deferred income taxes	(5)	(15)
Net assets from price risk management activities	(19)	(25)
Power cost adjustment	20	23
Other non-cash income and expenses (net)	15	26
Changes in working capital:
Net margin deposit activity	17	2
(Increase) Decrease in receivables	52	47
Increase (Decrease) in payables	(60)	(44)
Other working capital items - net	(4)	(4)
Other - net	2	1
Net Cash Provided by Operating Activities	188	151

Cash Flows From Investing Activities:
Capital expenditures	(82)	(69)
Other - net	4	(14)
Net Cash Used in Investing Activities	(78)	(83)

Cash Flows From Financing Activities:
Repayment of long-term debt	(13)	(147)
Issuance of long-term debt	-	193
Debt issue costs	-	(6)
Preferred stock retired	-	(3)
Dividends paid	-	(1)
Net Cash Used in Financing Activities	(13)	36

Increase in Cash and Cash Equivalents	97	104
Cash and Cash Equivalents, Beginning of Period	109	51
Cash and Cash Equivalents, End of Period	$206	$155

Supplemental disclosures of cash flow information
Cash paid during the period:
Interest, net of amounts capitalized	$31	$32
Income taxes	58	22

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

The measurement date for these plans is December 31. PGE has not made contributions to the plans during 2004.

The following tables indicate components of net periodic benefit cost for the periods indicated (in millions):

Three Months Ended June 30:	Defined Benefit		Non-Qualified
	Pension Plan		Benefit Plans		Other Benefits
	2004	2003	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$3	$2	$-	$-	$-	$-
Interest cost on benefit obligation	6	5	1	1	1	-
Expected return on plan assets	(10)	(9)	-	-	-	-
Amortization of transition asset	-	-	-	-	-	-
Amortization of prior service cost	-	1	-	-	-	-
Recognized (gain) loss	-	-	-	-	-	-
Net periodic benefit cost (income)	$(1)	$(1)	$1	$1	$1	$-

Six Months Ended June 30:	Defined Benefit		Non-Qualified
	Pension Plan		Benefit Plans		Other Benefits
	2004	2003	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$6	$5	$-	$-	$-	$-
Interest cost on benefit obligation	12	11	1	1	2	1
Expected return on plan assets	(20)	(19)	-	1	-	-
Amortization of transition asset	(1)	(1)	-	-	-	-
Amortization of prior service cost	1	1	-	-	-	-
Recognized (gain) loss	-	-	-	-	-	-
Net periodic benefit cost (income)	$(2)	$(3)	$1	$2	$2	$1

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

Non-Trading Activities

As PGE's primary business is to serve its retail customers, it uses derivative instruments, including electricity forward and option, and natural gas forward, swap, option and futures contracts to manage its exposure to commodity price risk and endeavor to minimize net power costs for customers. Most of the Company's non-trading wholesale sales have been to utilities and power marketers and have been predominantly short-term. PGE participates in the wholesale marketplace in order to balance its supply of power to meet the needs of its retail customers, manage risk, and administer its current long-term wholesale contracts. Such participation includes power purchases and sales resulting from daily economic dispatch decisions for its own generation, which allows PGE to secure reasonably priced power for its customers. In this process, PGE may net purchases and sales with the same counterparty rather than simultaneously receiving and delivering physical power. These net transactions are also referred to as "book outs." Only the net amount of those purchases or sales required to fulfill retail and wholesale obligations are physically settled.

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

In the first half of 2004, PGE recorded $20 million in net unrealized gains in earnings in its retail portfolio, including $12 million in net unrealized gains in the second quarter. The net unrealized gain in the first half of 2004 was largely offset by recording a $19 million SFAS No. 71 regulatory liability, calculated on the basis indicated above. In the first half of 2003, PGE recorded $23 million in net unrealized gains in earnings in its retail portfolio, including $1 million in net unrealized gains in the second quarter. The net unrealized gain in the first half of 2003 was partially offset by recording a $15 million SFAS No. 71 regulatory liability.

Derivative activities recorded in OCI for the three- and six-month periods ended June 30, 2004 from cash flow hedges consist of unrealized gains of $10 million and $19 million, respectively, from new contracts and changes in fair value, partially offset by $3 million and $6 million, respectively, in net gains reclassified in earnings for contracts that settled during the three- and six-month periods. A $7 million SFAS No. 71 regulatory liability was recorded in the first half of 2004.

Derivative activities recorded in OCI for the three- and six-month periods ended June 30, 2003 from cash flow hedges consisted of $5 million and $10 million, respectively, of unrealized gains from new contracts and changes in fair value. Also recorded in OCI in the first half of 2003 were $3 million in net gains reclassified in earnings for contracts that settled during the period, and $6 million in net gains for the discontinuance of cash flow hedges due to the probability that the original forecasted transaction will not occur; such gains were recorded in the first quarter of the year. The unrealized gain recorded in OCI in the first half of 2003 was partially offset by a $4 million SFAS No. 71 liability.

Hedge ineffectiveness from cash flow hedges was not material in the first half of 2004 and 2003. As of June 30, 2004, the maximum length of time over which PGE is hedging its exposure to such transactions is approximately 30 months. The Company estimates that of the $17 million of net unrealized gains at June 30, 2004, $15 million will be reclassified into earnings within the next twelve months.

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

The following tables indicate unrealized and realized gains and losses on electricity and fuel trading activities and transaction volumes for electricity trading contracts that settled in the three- and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Trading Activities (In Millions)

Unrealized Gain (Loss)	$-	$1	$(1)	$2
Realized Gain (Loss)	1	1	2	-
Net Gain (Loss) in Operating Revenues	$1	$2	$1	$2

Electricity Trading - MWhs (thousands)

Sales	2,186	3,660	5,562	6,230
Purchases	2,186	3,660	5,562	6,230

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

While the petitions for review of the 1998 Court of Appeals decision were pending at the Oregon Supreme Court, in 2000, PGE, CUB, and the staff of the OPUC entered into agreements to settle the litigation related to PGE's recovery of, and return on, its investment in the Trojan plant. URP did not participate in the settlement. The settlement, which was approved by the OPUC in September 2000, allowed PGE to remove from its balance sheet the remaining before-tax investment in Trojan of approximately $180 million at September 30, 2000, along with several largely offsetting regulatory liabilities. The largest of such amounts consisted of before-tax credits of approximately $79 million in customer benefits related to the previous settlement of power contracts with two other utilities and the approximately $80 million remaining credit due customers under terms of PGC's 1997 merger with Enron. The settlement also allows PGE recovery of approximately $47 million in income tax benefits related to the Trojan investment which had been flowed through to customers in prior years; such amount is being recovered from PGE customers, with no return on the unamortized balance, over an approximate five-year period, beginning in October 2000. After offsetting the investment in Trojan with these credits and prior tax benefits, the remaining Trojan regulatory asset balance of approximately $5 million (after tax) was expensed. As a result of the settlement, PGE's investment in Trojan is no longer included in rates charged to customers, either through a return of or a return on that investment. Authorized collection of decommissioning costs of Trojan is unaffected by the settlement agreements or the OPUC orders.

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

In a separate legal proceeding, two class action suits were filed in Marion County Circuit Court against PGE on January 17, 2003 on behalf of two classes of electric service customers. One case seeks to represent current PGE customers that were customers during the period from April 1, 1995 to October 1, 2001 (Current Class) and the other case seeks to represent PGE customers that were customers during the period from April 1, 1995 to October 1, 2001, but who are no longer customers (Former Class). The suits seek damages of $190 million for the Current Class and $70 million for the Former Class, as a result of the inclusion of a return on investment of Trojan in the rates PGE charges its customers. On April 28, 2004, the plaintiffs filed a Motion for Partial Summary Judgment and on July 30, 2004, PGE also moved for Summary Judgment in its favor on all of Plaintiff's claims. A hearing on the motion is set for October 2004 and a hearing on class certification has been set for November 2004.

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

Also in 2000, PGE agreed with the Oregon Department of Environmental Quality (DEQ) to perform a voluntary remedial investigation of its Harborton Substation site to confirm whether any hazardous substances had been released from the substation property into the Portland Harbor sediments. In February 2002, PGE submitted its final investigative report to the DEQ, indicating that the voluntary investigation demonstrated that there is no likely present or past source or pathway for release of hazardous substances to surface water or sediments in the Portland Harbor Superfund Site at or from the Harborton Substation site. Further, the voluntary investigation demonstrated that the site does not present a high priority threat to present and future public health, safety, welfare, or the environment. DEQ submitted the final investigative report to EPA and in a May 18, 2004 letter EPA stated "Based on the summary information provided by DEQ and the limited data EPA has at this stage in its process, EPA agrees at this time, that this site does not appear to be a current source of contamination to the river." Management believes that the Company's contribution to the sediment contamination, if any, from the Harborton Substation site would qualify it as a de minimis Potentially Responsible Party.

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

Note 5 - Related Party Transactions

The tables below detail the Company's related party balances and transactions (in millions):

	June 30, 2004	December 31, 2003

Receivables from affiliated companies
Enron Corp and other Enron Subsidiaries in Bankruptcy:
Merger Receivable	$ 73	$ 73
Allowance for Uncollectible - Merger Receivable	(73)	(73)
Accounts Receivable(a)	3	3
Other Allowance for Uncollectible Accounts(a)	(3)	(3)
Other Enron Subsidiaries:
Portland General Holdings, Inc. - in Bankruptcy
Accounts Receivable(a)	5	5
Other Allowance for Uncollectible Accounts (a)	(1)	(2)
PGH II and its subsidiaries - not in Bankruptcy
Accounts Receivable(a)	1	2
Other Allowance for Uncollectible Accounts (a)	(1)	-
Note Receivable(a)	-	1

Payables to affiliated companies
Enron Corp:
Accounts Payable(b)	6	6
Income Taxes Payable(c)	23	36

(a) Included in Accounts and notes receivable on the Consolidated Balance Sheets
(b) Included in Accounts payable and other accruals on the Consolidated Balance Sheets
(c) Included in Accrued taxes on the Consolidated Balance Sheets

For the Six Months Ended June 30	2004	2003

Expenses billed to affiliated companies
PGH II and its subsidiaries - not in Bankruptcy
Intercompany services(a)	$ -	$ 1

Expenses billed from affiliated companies
Enron Corp:
Intercompany services(a)	12	17

Interest, net from affiliated companies
Enron Corp:
Interest income(b)	-	3

(a) Included in Administrative and other on the Consolidated Statements of Income
(b) Included in Other Income (Deductions) on the Consolidated Statements of Income

Merger Receivable - In 1997, Enron acquired PGE through a merger between Enron and PGC. Under terms of the 1997 merger agreement, Enron and PGE agreed to provide $105 million of benefits to PGE's customers through price reductions payable over an eight-year period. Although the remaining liability to customers was reduced to zero under terms of a 2000 settlement agreement related to PGE's recovery of its investment in Trojan, Enron remained obligated to PGE for the approximate $80 million remaining balance and continued to make monthly payments, as provided under the merger agreement.

Enron suspended its monthly payments to PGE in September 2001, pursuant to its Stock Purchase Agreement with NW Natural, under which NW Natural was to have assumed Enron's merger payment obligation upon its purchase of PGE. The Stock Purchase Agreement was terminated in May 2002. PGE accrued interest on the Merger Receivable and recorded an offsetting reserve from the December 2001 Enron bankruptcy filing until December 2003. Both the interest and the related reserve accrued in Enron's post-petition bankruptcy period were reversed in December 2003 to reflect PGE's proofs of claim filing. At June 30, 2004, Enron owed PGE approximately $73 million, including interest accrued prior to Enron's bankruptcy filing. The realization of the Merger Receivable from Enron is uncertain at this time due to Enron's bankruptcy. Based on this uncertainty, PGE established a reserve for the full amount of this receivable in December 2001. On October 15, 2002, PGE submitted proofs of claim to the Bankruptcy Court for amounts owed PGE by Enron and other bankrupt Enron subsidiaries, including approximately $73 million (including accrued interest) for the Merger Receivable balance as of December 2, 2001, the date of Enron's bankruptcy filing. For further information, see Note 7, Enron Bankruptcy.

Income Taxes Receivable and Payable - As a member of Enron's consolidated income tax return, PGE made income tax payments to Enron for PGE's income tax liabilities. PGE and its subsidiaries ceased to be a member of Enron's consolidated tax group on May 7, 2001. On December 24, 2002, PGE and its subsidiaries again became a member of Enron's consolidated tax group. The $23 million income taxes payable to Enron at June 30, 2004 represents a net current income taxes payable of $16 million for the second quarter of 2004 and $7 million for income taxes owed up to May 7, 2001 (pre-petition liability included as an offset in PGE's proofs of claim filing). During the first half of 2004, PGE paid $58 million to Enron for income taxes payable, of which $29 million was for the period from December 24, 2002 to December 31, 2003, primarily for the third and fourth quarters of 2003. Income tax payments for those periods were withheld until PGE's December 24, 2002 reconsolidation with Enron was agreed to by the IRS on February 2, 2004. The remaining $29 million tax payment to Enron was for the first quarter of 2004. For further information, see Note 7, Enron Bankruptcy.

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

Enron - Beginning in 2004, Enron no longer bills PGE for corporate overhead costs. In the first six months of 2004, Enron passed through to PGE approximately $11 million for medical/dental benefits and retirement savings plan matching and $1 million for insurance coverage. For the same period in 2003, Enron passed through to PGE approximately $10 million for medical/dental benefits and retirement savings plan matching and insurance coverage and billed $7 million for corporate overhead costs.

Intercompany payables to Enron were paid by PGE until Enron filed for bankruptcy in early December 2001, except for payments for employee benefit plans. In reaching an agreement with Enron regarding the allocation of corporate overheads in the post-bankruptcy period, PGE resumed payments for corporate overhead costs from March 2003 through December 2003. During the first six months of 2004, PGE paid $12 million to Enron, consisting of $11 million for employee benefits and $1 million for insurance premiums. At June 30, 2004, PGE had a $6 million payable to Enron, consisting of $4 million for corporate overheads and restricted stock costs and $2 million for employee benefit costs. Included in the $6 million liability is $4 million related to the pre-petition period, which is included as an offset in PGE's proofs of claim.

At June 30, 2004, Enron owed PGE $1 million related to taxes on employee benefits (pre-petition), which has been fully reserved and is included in PGE's proofs of claim filing.

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

At December 31, 2003, PGE was owed a net $2 million by EPMI for power sales and transmission services, which remained outstanding at June 30, 2004. EPMI is part of Enron's bankruptcy proceedings. Due to uncertainties associated with the realization of this receivable from EPMI, a $2 million reserve has been established. PGE included amounts owed by EPMI for power sales and transmission services in the proofs of claim filed with the Bankruptcy Court.

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

Portland General Holdings, Inc. - in Bankruptcy - On June 27, 2003, PGH, a wholly owned subsidiary of Enron located in Portland, filed to initiate bankruptcy proceedings under the federal Bankruptcy Code. The PGH filing has been procedurally consolidated with the Enron bankruptcy proceeding. No PGH subsidiaries are included in the bankruptcy filing. At June 30, 2004, PGE had outstanding accounts receivable from PGH of $5 million, comprised of $4 million related to employee benefit plans and $1 million for employee and other corporate governance services. During 2003, PGE submitted proofs of claim to the Bankruptcy Court for approximately $5 million for employee benefit and corporate governance services. Based on management's assessment of the realizability of the receivable from PGH, a reserve of $2 million was established in December 2002. In June 2004, PGE reduced the reserve by $1 million based on management's current assessment. PGE will continue to assess the collectibility of this receivable.

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

As of June 30, 2004, PGE had outstanding accounts receivable from PGDC of $1 million for employee and other corporate governance services. PGDC is in the process of selling substantially all of its assets to an unrelated third party. Based on management's assessment of the realizability of the receivable from PGDC, a reserve of about $1 million was established in June 2004. PGE will continue to assess the collectibility of this receivable.

In April 2004, PES sold substantially all of its assets to an unrelated third party. The proceeds from the sale were used to repay all amounts PES owed to PGE.

Other Subsidiaries - PGE also provides services to its consolidated subsidiaries, including cash management and the sublease of office space in the Company's headquarter complex. Intercompany balances and transactions have been eliminated in consolidation.

PGE maintains no compensating balances and provides no guarantees for related parties.

Interest Income and Expense - Interest on the Enron Merger Receivable balance and the related reserve accrued in Enron's post-petition bankruptcy period were reversed in December 2003, as previously discussed. Accounts receivable balances from PGH II and its subsidiaries accrue interest at 9.5%. Receivable balances from PGH also accrued interest at 9.5% until PGH filed bankruptcy and the interest accrual on pre-bankruptcy receivables was discontinued. Prior to 2001, interest was accrued at 9.5% on other outstanding receivable and payable balances with Enron and its other subsidiaries.

Note 6 - Receivables and Refunds on Wholesale Transactions

Receivables - California Wholesale Market

As of June 30, 2004, PGE has net accounts receivable balances totaling approximately $60 million from the California Independent System Operator (ISO) and the California Power Exchange (PX) for wholesale electricity sales made from November 2000 through February 2001. The Company estimates that the majority of this amount was for sales by the ISO and PX to Southern California Edison Company and Pacific Gas & Electric Company (PG&E).

In March 2001, the PX filed for bankruptcy and in April 2001, PG&E filed a voluntary petition for relief under the provisions of Chapter 11 of the federal Bankruptcy Code. PGE filed a proof of claim in each of the proceedings for all past due amounts. Although both entities have emerged from their bankruptcy proceedings as reorganized debtors, not all claims filed in the proceedings, including those filed by PGE, have been resolved. PGE is continuing to pursue collection of these claims.

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

Enron and its debtor-in-possession subsidiaries (collectively the Debtors) filed their proposed joint Chapter 11 plan (the Chapter 11 Plan) and related disclosure statement (the Disclosure Statement) with the Bankruptcy Court. The Chapter 11 Plan and Disclosure Statement, as amended, provide information about the assets that are in the bankruptcy estate, including the common stock of PGE, and how those assets will be distributed to the creditors. The Chapter 11 Plan was confirmed by the Bankruptcy Court on July 15, 2004.

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

Notwithstanding the above, PGE may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. These are:

1. Amounts Due from Enron and Enron-Supported Affiliates in Bankruptcy - As described in Note 5, Related Party Transactions, PGE is owed approximately $73 million by Enron at June 30, 2004 (Merger Receivable). Such amount was to have been paid to the Company for customer price reductions granted to customers, as agreed to by Enron at the time it acquired PGE in 1997. Because of uncertainties associated with Enron's bankruptcy, PGE has established a reserve for the full amount of this receivable, which was recorded in December 2001. On October 15, 2002, PGE submitted proofs of claim to the Bankruptcy Court for amounts owed PGE by Enron and other bankrupt Enron subsidiaries, including approximately $73 million (including accrued interest) for the Merger Receivable balance as of December 2, 2001, the date of Enron's bankruptcy filing. In addition, at June 30, 2004, PGE has outstanding accounts receivable of $8 million from Enron and its subsidiary companies which are part of the bankruptcy proceedings, consisting of $5 million due from PGH, $2 million from EPMI, and $1 million from Enron. Based on management's assessment of the realizability of these balances, a reserve of $4 million has been established.

2. Controlled Group Liability - Enron's bankruptcy has raised questions regarding potential PGE liability for certain employee benefit plan and tax obligations of Enron.

Pension Plans

The pension plan for the employees of PGE (the PGE Plan) is separate from the Enron Corp. Cash Balance Plan (the Enron Plan). Although at December 31, 2003, the total fair value of PGE Plan assets was $15 million higher than the projected benefit obligation on a SFAS No. 87 (Employers' Accounting for Pensions) basis, the PGE Plan was over-funded on an accumulated benefit obligation basis by about $68 million as of December 31, 2003. Enron's management has informed PGE that, as of December 31, 2003, the assets of the Enron Plan were less than the present value of all accrued benefits by approximately $60 million on a SFAS No. 87 basis and approximately $162 million on a plan termination basis. The Pension Benefit Guaranty Corporation (PBGC) insures pension plans, including the PGE Plan and the Enron Plan and the pension plans of other Debtors. Enron's management has informed PGE that the PBGC has filed claims in the Enron bankruptcy cases with respect to the Enron Plan and the plans of the other Debtors (Pension Plans). The claims are duplicative in nature because certain liability under ERISA is joint and several. Five of the PBGC's claims represent unliquidated claims for PBGC insurance premiums (the Premium Claims), five are unliquidated claims for due but unpaid minimum funding contributions (the Contribution Claims) under the Internal Revenue Code of 1986, as amended, and ERISA, 26 U.S.C. Section 412, and 29 U.S.C. Section 1082, and the remaining five claims are for unfunded benefit liabilities (the UBL Claims). PBGC has amended the UBL Claims several times, up to an aggregate high of $424.1 million. PBGC has informed the Debtors that it has reduced its aggregate estimate of the UBL Claims for the Pension Plans to an aggregate of $321.8 million, including $240.2 million for the Enron Plan and $64.6 million related to the PGE Plan, although it has not amended the UBL Claims to reflect those amounts. The Debtors are current on their PBGC premiums and their minimum funding contributions to the Pension Plans. Therefore, the Debtors' value the Premium Claims and the Contribution Claims at $0. Enron management has informed PGE that the PBGC has informally alleged in pleadings filed with the Bankruptcy Court that the UBL claim related to the Enron Plan could increase by as much as 100%. PBGC has not provided support (statutory or otherwise) for this assertion and Enron management disputes the validity of any such claim.

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

On June 2, 2004, the PBGC issued notices to Enron and Enron Facility Services, Inc. (EFS), an Enron affiliate, stating that the PBGC had determined that the Pension Plans should be terminated. On June 3, 2004, the PBGC filed a complaint (PBGC Complaint) in the District Court for the Southern District of Texas against Enron seeking an order (i) terminating the Pension Plans; (ii) appointing the PBGC the statutory trustee of the Pension Plans; (iii) requiring transfer to the PBGC of all records, assets or other property of the Pension Plans required to determine the benefits payable to the Pension Plans' participants; and (iv) establishing June 3, 2004 as the termination date of the Pension Plans.

The PGE Plan was not included in the above Complaint, nor was PGE issued a similar notice of determination regarding the PGE Plan. The PBGC has taken no action to terminate the PGE Plan.

On August 4, 2004, Enron, EFS and certain Debtors filed a complaint with the Bankruptcy Court (Enron Complaint) seeking (i) a declaration that the PBGC Complaint is void; and (ii) orders staying, restraining and enjoining the PBGC from continuing the prosecution of the PBGC Complaint and preliminarily and permanently enjoining the PBGC to cease prosecution of, and to dismiss with prejudice, the PBGC Complaint.

Enron management has informed PGE management that Enron will continue to work with the PBGC and other affected parties to resolve all disagreements and allow Enron to continue the process of seeking standard termination of the Pension Plans as previously authorized by the Bankruptcy Court on January 30, 2004. If the parties cannot reach agreement, and if the relief sought in the Enron Complaint is not obtained, Enron may be precluded from funding and terminating the Pension Plans as previously authorized by the Bankruptcy Court until, if at all, after resolution of the PBGC Complaint.

Until the District Court authorizes the PBGC to terminate the Pension Plans and the PBGC makes a demand on PGE to pay some or all of any unfunded benefit liabilities under the Pension Plans, PGE has no liability for the unfunded benefit liabilities and no termination liens arise against any PGE property.

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

Enron Debtor in Possession Financing - PGE has been informed by Enron management that shortly after the filing of its bankruptcy petition in December 2001, Enron entered into a debtor in possession credit agreement with Citicorp USA, Inc. and JPMorgan Chase Bank. The agreement was amended and restated in July 2002 and in May 2003. PGE management has been advised by Enron management and its legal advisors that, under the amended and restated agreement and related security agreement, all of which were approved by the Bankruptcy Court, Enron has pledged its stock in a number of subsidiaries, including PGE, to secure the repayment of any amounts due under the debtor in possession financing. The pledge will be automatically released upon a sale of PGE otherwise permitted under the terms of the credit agreement. Enron also granted the lenders a security interest in the proceeds of any sale of PGE. The lenders may not exercise substantially all of their rights to foreclose against the pledged shares of PGE stock or to exercise control over PGE unless and until the lenders have obtained the necessary regulatory approvals for the transfer of PGE stock to the lenders. In July 2004, Enron filed a motion with the Bankruptcy Court to replace the letters of credit outstanding under the debtor in possession financing with letters of credit issued by Wachovia Bank National Association. If approved by the Bankruptcy Court and the SEC, the replacement letters of credit would be secured by cash collateral and would not involve a pledge of other assets.

Proposed Sale of PGE

On November 18, 2003, Enron and Oregon Electric Utility Company, LLC (Oregon Electric), a newly-formed Oregon limited liability company financially backed by investment funds managed by Texas Pacific Group, entered into a definitive agreement under which Enron will sell all of the issued and outstanding common stock of PGE to Oregon Electric. The transaction is valued at approximately $2.35 billion, including the assumption of debt. The final amount of consideration will be determined on the basis of PGE's financial performance between January 1, 2003 and closing. The transaction, previously approved by the Enron Board of Directors and supported by the Official Unsecured Creditors' Committee, was approved by the Bankruptcy Court on February 5, 2004. The transaction also requires approval of the OPUC, the SEC, the FERC, and certain other regulatory agencies. Applications for approval of the acquisition of PGE by Oregon Electric have been filed with the OPUC (on March 8, 2004), the FERC (on April 6, 2004), the Nuclear Regulatory Commission (on June 14, 2004), and the SEC (on July 29, 2004). On July 30, 2004, a petition was filed with Oregon's Energy Facility Siting Council for a declaratory ruling that the proposed acquisition is not a transfer of ownership that would require a transfer of certain generating plant site certificates held by PGE.

As part of the OPUC process to consider the proposed sale, testimony, settlement conferences, and hearings have been scheduled. Final oral arguments have been scheduled for December, with a decision expected by year-end 2004.

If PGE is not sold, under the Chapter 11 Plan the shares of PGE's common stock will be distributed over time to the Debtors' creditors. Until shares are distributed to creditors, Enron will retain the right to sell PGE if it is determined that a sale would be in the best interest of the creditors. Until either the sale to Oregon Electric is approved, the Chapter 11 Plan becomes effective and PGE's common stock is distributed to the Debtors' creditors, or another filing related to the sale of PGE is approved, management cannot assess the impact on PGE's business and operations of a sale or the distribution of PGE's stock to the Debtors' creditors.

Note 8 - New Accounting Standards

On January 12, 2004, the Financial Accounting Standards Board (FASB) released FASB Staff Position No. FAS 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law on December 8, 2003 and introduces a prescription drug benefit under Medicare and provides a federal subsidy to sponsors of certain retiree health care benefit plans. Uncertainties exist regarding the effects of the Medicare Act on PGE's accumulated postretirement benefit obligation and net postretirement benefit costs and the accounting for those effects, if any. Under FSP 106-1, plan sponsors are allowed to elect a one-time deferral of the accounting for the Medicare Act until the FASB issues specific authoritative accounting guidance regarding the federal subsidy. Amounts and disclosures related to PGE's accumulated postretirement benefit obligation and net postretirement benefit costs in the financial statements and accompanying notes do not reflect the effects of the Medicare Act on the plan.

On May 19, 2004, the FASB issued Staff Position No. FAS 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is effective for the first interim period beginning after June 15, 2004 and will supersede FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2. PGE is currently evaluating the impact of the application of FSP 106-2 but does not expect its adoption to have a material effect on the financial statements of the Company.

Note 9 - Credit Facilities and Debt

On May 24, 2004, PGE completed two new revolving credit facilities with a group of commercial banks totaling $150 million, consisting of a $50 million 364-day facility and a $100 million three-year facility. These facilities, both of which are unsecured, replaced an expired $150 million 364-day secured revolving credit facility. Both new facilities contain material adverse effect clauses and financial covenants that limit consolidated indebtedness, as defined in the facilities, to 60% of total capitalization. In addition, the new three-year facility requires that PGE maintain an interest coverage ratio, as defined in the facility, of not less than 3.00:1. The new 364-day facility contains a "term out" option that would allow the Company to extend the final maturity of amounts outstanding at the date the facility expires for up to one additional year. Under the new three-year credit facility, PGE has the option to use up to $100 million in letters of credit. The new agreements provide for borrowings at a variable interest rate and require annual facility fees based on the Company's unsecured credit rating. In addition, the agreements provide for termination of the banks' obligation, and the full repayment of any outstanding balances, in the event of the sale of the Company's common stock to Oregon Electric or other changes in control (as defined in the agreements). The new facilities allow PGE to pay cash dividends on common stock, subject to certain restrictions.

The remaining $5 million of 8 1/4% Junior Subordinated Deferrable Interest Debentures, Series A, due December 31, 2035, were redeemed on June 30, 2004. Pursuant to this redemption, PGE filed on June 30, 2004 to terminate registration of these securities under the Securities Exchange Act of 1934. The Company has de-listed from the New York Stock Exchange and is no longer listed on any stock exchange.

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

Overview

Operations - During the first half of 2004, PGE continued to serve its customers effectively and operate well, with earnings more typical of the Company's historical levels than in the first half of 2003. Although PGE's financial performance continues to be challenged by poor hydro conditions, it is expected that the effects of a suppressed economy and recent years' financial reserves related to Enron's bankruptcy and the 2000-2001 West Coast energy crisis will have a reduced impact on the Company's future earnings. PGE continues to maintain investment-grade ratings on its secured debt, has adequate liquidity, and stable operating cash flow.

Retail loads in 2004 continue to run somewhat below both current year projections and last year's first half due to warmer-than-normal weather. The loss of two large industrial customers since the first half of 2003 also contributed to the decrease in retail load. On a weather-adjusted basis, however, retail energy sales approximated that of last year's first half.

Restoration and cleanup efforts required by January's snow and ice storm have been largely completed, with insurance recovery substantially offsetting related costs. PGE's response to such service outages continues to have a positive effect on customer satisfaction. A new five-year agreement with the Company's bargaining unit employees provides improved wages, retirement, and health benefits, as well as stability for both union employees and the Company. Recent changes to PGE's management structure reflect recognition of the critical importance of customer service and satisfaction to the future growth and success of the Company.

PGE continues to oppose recent efforts by public power proponents to acquire Company service territory and is pleased with the continued support of its communities demonstrated by the rejection of PUD initiatives in Multnomah, Yamhill, and Clackamas Counties in the last nine months.

Economy - Oregon's economy continues to show signs of steady improvement. Modest payroll gains earlier this year have accelerated, with over 21,000 seasonally-adjusted non-farm jobs (including 1,600 in manufacturing) added in this year's second quarter. Nearly 40,000 jobs have been added by the state's employers since June of last year, notably in the high tech and manufacturing sectors, resulting in a 2.5% increase in non-farm payroll. The seasonally-adjusted unemployment rate has fallen from a high of 8.7% in July 2003 to 6.9% in June 2004 as the state continues its recovery from the recession. PGE continues to experience customer growth, adding about 10,000 retail customers in the first half of this year, and is working proactively to promote economic growth and business development in the region.

Power Supply - Despite heavy snowfall early in the year, regional hydro conditions have deteriorated significantly from initial forecasts due to reduced precipitation and generally dry conditions since February. Regional conditions are expected to remain significantly below normal for 2004, with both the Clackamas and Deschutes river systems, where PGE's hydro generation facilities are located, also projected at below normal levels. To the extent that hydro conditions utilized in power cost projections for setting customer rates are not realized, increased power costs could result, as increased output from PGE's thermal generating plants, as well as higher purchased power costs, are necessary to meet its load requirements.

PGE's hydro plants continue to serve as a reliable low-cost resource, providing economical power for customers. Recently completed efficiency upgrades to the Boardman coal plant, accomplished during an extended maintenance outage, are expected to increase PGE's share of the plant's generation by 21 MW with no additional fuel requirements. In conjunction with a 50-year relicensing application for the Pelton Round Butte hydro project, a settlement agreement, which includes provisions for fish passage over the project's dams, was completed and signed by all participants in July and submitted to the FERC for approval. During the first half of 2004, PGE effectively utilized its generating assets and position in the wholesale marketplace to meet load requirements and partially offset the adverse financial effects of poor regional hydro conditions.

In April 2004, PGE submitted a preliminary "Resource Valuation Mechanism" (RVM) filing to the OPUC, containing an estimate of 2005 power costs. Under the RVM process, retail rates are adjusted annually with changes in projected power costs. The Company continues to update its forecast of 2005 power costs, which will be finalized by mid-November. The preliminary filing and subsequent updates indicate a moderate retail rate increase beginning January 1 of next year.

PGE has withdrawn its hydro cost deferral applications covering the current year that were filed with the OPUC in December 2003 and May 2004. A procedural schedule has been adopted for further consideration by the Commission of a proposed Hydro Generation Adjustment mechanism and tariff which would allow rate adjustments reflecting changes in power costs caused by variations in hydro conditions. Any deferral of costs, for future recovery or refund, would begin only upon approval of the proposed tariff. A decision is expected in early 2005.

In July 2004, the OPUC acknowledged PGE's Integrated Resource Final Action Plan. The plan contains specific resource actions, including construction of a natural gas-fired plant at the Port Westward site in Columbia County, Oregon and increased use of renewable energy resources, to meet the future electricity needs of customers. In late May, PGE entered into a ten-year power purchase agreement for 85 average MW, beginning in late 2006, and has also entered into two five-year agreements, for 14 average MW and 25 average MW, beginning in early 2005 and late 2006, respectively. These agreements, the first results from last year's request for proposals issued as part of the Integrated Resource Plan, provide competitive and reliable sources of supply for PGE customers.

Proposed Sale of PGE - The proposed sale of PGE by Enron to Oregon Electric continues to move through the regulatory hearing and approval process. Oregon Electric is leading the required legal and regulatory process and continues to provide information and testimony. The OPUC is conducting its formal process, following a schedule that includes public information and input meetings and also provides for the exchange of proposals to ensure that the proposed transaction provides net benefits to retail customers. PGE management believes the proposed transaction represents the best possible outcome for the Company and is working to support its full regulatory approval. A decision is currently expected by the end of this year.

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

2004 Compared to 2003 for the Three Months Ended June 30

PGE's net income in the second quarter of 2004 was $22 million, compared to $13 million in the second quarter of 2003. The increase was due primarily to improved margins on energy sales resulting from economic decisions related to the utilization of the Company's thermal generating assets and activities in the wholesale marketplace. In addition, last year's second quarter reflects a disallowance by the OPUC of certain power purchase contracts in rates charged to customers. These factors more than offset the impact from a reduction in retail energy sales during the quarter.

The following table summarizes Operating Revenues and Energy Sales for the second quarter of 2004 and 2003:

	Three Months Ended June 30,
Operating Revenues	2004	2003	Increase/ (Decrease)
(In Millions)

Retail (a)	$ 306	$ 313	$ (7)
Wholesale (Non-Trading) (b)	17	90	(73)
Other Operating Revenues:
Trading Activities - net	1	2	(1)
Other	8	5	3
Total Operating Revenues	$ 332	$ 410	$ (78)

Energy Sales
(In Thousands of MWhs)

Retail (a)	4,131	4,423	(292)
Wholesale (Non-Trading) (b)	498	2,823	(2,325)
Trading Activities	2,186	3,660	(1,474)
Total Energy Sales	6,815	10,906	(4,091)

(a) Retail revenues for 2004 includes $1 million for distribution services related to delivery of 197 thousand MWhs (not included in Energy Sales) to customers of Energy Service Suppliers (ESS). Under Oregon's electricity restructuring law, certain commercial and industrial customers have chosen to be served by an ESS for their energy needs, beginning in 2004. Although the energy is purchased from an ESS, PGE delivers the energy to these customers and bills them a distribution service charge.

  Wholesale (Non-Trading) revenues and energy sales for 2004 have been reduced by $70 million and 1,806 thousand MWhs, respectively, reflecting within Purchased Power and Fuel the net basis presentation required by EITF 03-11, which became effective on October 1, 2003. Prior period amounts have not been reclassified.

Retail revenues decreased by approximately 2% from the second quarter of last year due primarily to lower energy sales. Retail energy sales decreased about 6.6% due largely to a 25% decline in industrial sales, most of which was attributable to two large customers, one of which began generating its own power requirements in May of 2003, with the other now served by an ESS. The decrease in revenue from these two customers approximated $9 million, including about $4 million attributable to the customer now served by an ESS. Total residential and commercial energy sales were unchanged from last year's second quarter, as decreased residential sales, attributable primarily to warmer weather in April and May, were offset by an increase in commercial sales. An approximate 10,800 increase in average customers served in this year's second quarter, as well as an approximate 0.4% average rate increase for 2004, largely offset the effect of warmer weather. (See "Retail Rate Changes" in the Financial and Operating Outlook section for further information).

Wholesale revenues and energy sales for the second quarter of 2004 reflect reductions of $70 million and 1,806 thousand MWhs related to the adoption of EITF 03-11 in the fourth quarter of 2003. Beginning October 1, 2003, revenues and expenses related to non-trading energy activities that are not physically settled, formerly included on a "gross" basis within both Operating Revenues and Purchased Power and Fuel expense, are recorded on a "net" basis in Purchased Power and Fuel expense. This change results in a decrease in reported non-trading wholesale energy sales and purchases and related amounts in comparative financial statements. Although determination of the effect of the change on prior year reported revenues and expenses is not practicable, the change has no impact on reported net income.

The increase in Other Operating Revenues from last year's second quarter was primarily attributable to the sale of transmission capacity in excess of the Company's needs.

Purchased Power and Fuel expense for the second quarter of 2004 reflects a reduction of $70 million related to the adoption of EITF 03-11 (described above). The remaining $32 million decrease from last year's second quarter is attributable to a reduction in power purchased to meet a lower total system load requirement. Partially offsetting the effect of a decrease in system load was an approximate 1% increase in PGE's average variable power cost for the quarter, with a higher average cost of Company generation partially offset by a lower average cost of purchased power. The average price of purchased power decreased approximately 4%, with a 7% decrease in the average price of firm power purchases partially offset by higher spot market prices. Company generation was unchanged from that of last year's second quarter, as a 35% decrease in coal-fired generation (due primarily to the Boardman plant's extended maintenance outage) was largely offset by increases in combustion turbine generation and PGE hydro production, which increased approximately 1% from last year's second quarter. Total generation met approximately 32% of PGE's retail load during the second quarter of 2004, compared to 30% last year.

The following table indicates PGE's total system load (including both retail and wholesale but excluding energy trading contracts) for the second quarter of 2004 and 2003.

	Megawatt/Variable Power Costs
	Megawatt-Hours (thousands)		Average Variable Power Cost (Mills/kWh)

	2004	2003	2004	2003
Generation	1,399	1,399	15.6	7.4
Term Purchases	3,348	5,616	29.3	31.5
Spot Purchases	77	525	36.3	29.4
Total Send-Out	4,824	7,540	29.3*	28.9*

(*includes wheeling costs)

Note: Megawatt-Hours indicated above for 2004 include reductions in Term Purchases and Spot Purchases of 1,197 thousand MWhs and 609 thousand MWhs, respectively, to reflect the net basis presentation required by EITF 03-11, which became effective on October 1, 2003. Average Variable Power Cost amounts exclude the effect of the reductions.

Production, distribution, administrative and other expenses increased $5 million (8%) from the second quarter of 2003 due primarily to increased costs related to an extended maintenance outage at the Boardman coal plant during this year's second quarter. Increases in both employee benefit expenses (including medical and pension costs) and customer service and support expenses were largely offset by reduced corporate overhead charges from Enron.

Depreciation and Amortization expense increased $4 million (8%), due primarily to a $3 million increase in amortization of regulatory assets (including costs related to implementation of Oregon's electricity restructuring law), the effects of which are fully offset within Operating Revenues. In addition, there was a $1 million increase in depreciation of utility plant due to normal property additions.

Income taxes increased $5 million primarily due to higher taxable income.

Other Income decreased $3 million, due primarily to reductions in both interest income on regulatory assets and income from non-qualified benefit plan trust assets.

Interest Charges decreased $2 million (10%) due to both a lower level of outstanding long-term debt in this year's second quarter and to the replacement of higher rate debt in the second half of 2003.

2004 Compared to 2003 for the Six Months Ended June 30

PGE's net income in the first half of 2004 was $54 million, compared to $34 million in the first half of 2003. Results for the first half of 2003 include an after tax provision of approximately $7 million related to amounts due PGE for certain prior year wholesale electricity sales made in California and a $2 million gain from a cumulative effect of a change in accounting principle related to the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations.

The increase in net income in this year's first half was due primarily to improved margins on energy sales resulting from economic decisions related to the utilization of the Company's thermal generating assets and activities in the wholesale marketplace. The increase in margin is also partly attributable to a decrease in provisions for uncollectible accounts receivable for wholesale electricity sales, primarily related to prior year sales in the California market. In addition, last year's first half margin reflects a disallowance by the OPUC of certain power purchase contracts in rates charged customers. These factors more than offset the impact from a reduction in retail energy sales during the first half of this year.

The following table summarizes Operating Revenues and Energy Sales for the six-month periods ending June 30, 2004 and 2003:

	Six Months Ended June 30,
Operating Revenues	2004	2003	Increase/ (Decrease)
(In Millions)

Retail (a)	$ 654	$ 660	$ (6)
Wholesale (Non-Trading) (b)	56	200	(144)
Other Operating Revenues:
Trading Activities - net	1	2	(1)
Other	16	19	(3)
Total Operating Revenues	$ 727	$ 881	$ (154)

Energy Sales
(In Thousands of MWhs)

Retail (a)	8,762	9,175	(413)
Wholesale (Non-Trading) (b)	1,425	5,495	(4,070)
Trading Activities	5,562	6,230	(668)
Total Energy Sales	15,749	20,900	(5,151)

(a) Retail revenues for 2004 includes $3 million for distribution services related to delivery of 372 thousand MWhs (not included in Energy Sales) to customers of Energy Service Suppliers (ESS). Under Oregon's electricity restructuring law, certain commercial and industrial customers have chosen to be served by an ESS for their energy needs, beginning in 2004. Although the energy is purchased from an ESS, PGE delivers the energy to these customers and bills them a distribution service charge.

(b) Wholesale (Non-Trading) revenues and energy sales for 2004 have been reduced by $129 million and 3,212 thousand MWhs, respectively, reflecting the net basis presentation required by EITF 03-11, which became effective on October 1, 2003. Prior period amounts have not been reclassified.

The decrease in Retail Revenues from the first half of 2003 was caused by lower energy sales. Retail energy sales decreased 4.5% due largely to a 26% decline in industrial sales, most of which was attributable to two large customers, with one now generating its own power requirements and the other now served by an ESS. The decrease in revenue from these two customers approximated $20 million, including about $8 million attributable to the customer now served by an ESS. An additional $9 million decrease in retail revenues resulted from the loss of other non-residential customers now served by ESS's. Reduced industrial energy sales were partially offset by higher residential and commercial sales, both of which increased by about 2.3% in the first half of the year. An increase in customers served, combined with significantly colder January weather, more than offset the effects of warmer temperatures during the remainder of this year's first half. Also partially offsetting the effect of reduced industrial energy sales was an approximate 0.4% average rate increase for 2004. (See "Retail Rate Changes" in the Financial and Operating Outlook section for further information).

Wholesale revenues and energy sales for the first half of 2004 reflect reductions of $129 million and 3,212 thousand MWhs related to the adoption of EITF 03-11 in the fourth quarter of 2003. The remaining $15 million decrease was attributable to a 16% reduction in wholesale energy sales. The decrease was partially offset by a 9% increase in average prices, due primarily to higher natural gas prices and a reduction in regional hydro availability.

The decrease in Other Operating Revenues was primarily related to sales of natural gas in excess of generating plant requirements, as power purchases in the wholesale market economically displaced more expensive gas-fired thermal generation. Such sales in the first half of 2004 resulted in a $6 million gain, compared to a $9 million gain in the first half of 2003.

Purchased Power and Fuel expense for the first half of 2004 reflects a reduction of $129 million related to the adoption of EITF 03-11. The remaining $79 million decrease from last year's first half is largely attributable to a reduction in power purchased to meet a lower total system load requirement as well as a lower average variable power cost. Decreases in the average price of both firm and spot market purchases, as well as PGE generation, resulted in a 5% reduction in PGE's average variable power cost from the first half of 2003. Included in first half 2003 expense was an $11.5 million ($7 million after taxes) provision for uncollectible accounts receivable for wholesale electricity sales in the California market. (For further information, see "Receivables and Refunds on Wholesale Market Transactions" in the Financial and Operating Outlook section). Company generation increased 3% from last year's first half, as higher combustion turbine generation was partially offset by decreases in coal-fired generation (due primarily to the Boardman plant's extended maintenance outage) and hydro production, which was approximately 1% lower than in last year's first half. Total generation met approximately 41% of PGE's retail load in the first half of 2004, compared to 37% last year.

The following table indicates PGE's total system load (including both retail and wholesale but excluding energy trading contracts) for the first six months of 2004 and 2003. Average variable power costs exclude the effect of provisions for uncollectible wholesale accounts receivable.

	Megawatt/Variable Power Costs
	Megawatt-Hours (thousands)		Average Variable Power Cost (Mills/kWh)

	2004	2003	2004	2003
Generation	3,777	3,653	13.8	16.9
Term Purchases	6,473	10,393	32.2	33.9
Spot Purchases	476	1,318	39.1	39.9
Total System Load	10,726	15,364	30.0*	31.6*
(*includes wheeling costs)

Note: Megawatt-Hours indicated above for 2004 include reductions in Term Purchases and Spot Purchases of 2,244 thousand MWhs and 968 thousand MWhs, respectively, to reflect the net basis presentation required by EITF 03-11, which became effective on October 1, 2003. Average Variable Power Cost amounts exclude the effect of the reductions.

Production, distribution, administrative and other expenses increased $5 million (4%) from the first half of 2003 due primarily to costs related to an extended maintenance outage at the Boardman coal plant and increased service restoration costs (net of insurance recovery) related to a five-day snow and ice storm in January 2004. Increases in both employee benefit expenses (including medical and pension costs) and customer service and support expenses were offset by a decrease in corporate overhead charges from Enron.

Depreciation and Amortization expense increased $8 million (7%) due primarily to a $5 million increase in amortization of regulatory assets (including costs related to implementation of Oregon's electricity restructuring law), the effects of which are fully offset within Operating Revenues. In addition, there was a $3 million increase in depreciation and amortization of utility plant due to normal property additions.

Income taxes increased $16 million primarily due to higher taxable income.

Other Income decreased $4 million due primarily to reductions in interest income on regulatory assets, partially offset by increased income from non-qualified benefit plan trust assets.

Interest Charges decreased $3 million (8%) due to both a lower level of outstanding long-term debt in this year's first half and to the replacement of higher rate debt in the second half of 2003.

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

Cash provided by operating activities totaled $188 million in this year's first half compared to $151 million in the same period last year. The change is due primarily to an increase in cash from wholesale energy activities, including cash collateral deposits received from certain wholesale customers.

Cash from operations and remaining proceeds from long-term debt issued in 2003 were invested primarily in government money market funds at June 30, 2004. Such investments are consistent with PGE's investment objectives to preserve principal, maintain liquidity, and diversify risk. Company investments are limited to investment grade securities (primarily short term), as approved by PGE's board of directors.

Investing Activities consist primarily of improvements to PGE's distribution, transmission, and generation facilities. The $13 million increase in capital expenditures in the first half of 2004 is primarily attributable to improvements and expansion of PGE's distribution system to support both new and existing customers within the Company's service territory as well as to efficiency upgrades to the Boardman coal plant. The $18 million increase in "Other - net" is related primarily to cash benefits received under agreements with BPA that provide both power and cash benefits for PGE's residential and small farm customers.

Financing Activities provide supplemental cash for both day-to-day operations and capital requirements as needed. PGE relies on cash from operations, borrowings under its revolving credit facilities, and long-term financing activities to support such requirements.

During the first half of 2004, PGE repaid $5 million of conservation bonds and retired $3 million of preferred stock. In addition, the Company redeemed the remaining $5 million of 8 1/4% Junior Subordinated Deferrable Interest Debentures, Series A, due in 2035. Pursuant to the redemption, PGE filed in June 2004 to terminate registration of these securities under the Securities Exchange Act of 1934. The Company has de-listed from the New York Stock Exchange and is no longer listed on any stock exchange.

PGE paid $1 million of preferred stock dividends during the first half of 2004. In accordance with requirements of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which became effective July 1, 2003, preferred stock dividends are now classified as interest expense on the income statement. No cash dividends on common stock were declared or paid in the first half of 2004 or 2003.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Company's Articles of Incorporation and the Indenture of Mortgage and Deed of Trust securing the bonds. As of June 30, 2004, PGE has the capability to issue additional preferred stock and First Mortgage Bonds in amounts sufficient to meet its anticipated capital and operating requirements.

On May 24, 2004, PGE completed two new revolving credit facilities with a group of commercial banks totaling $150 million, consisting of a $50 million 364-day facility and a $100 million three-year facility. These facilities, both of which are unsecured, replaced an expired $150 million 364-day secured revolving credit facility. Both new facilities contain material adverse effect clauses and financial covenants that limit consolidated indebtedness, as defined in the facilities, to 60% of total capitalization. In addition, the new three-year facility requires that PGE maintain an interest coverage ratio, as defined in the facility, of not less than 3.00:1. At June 30, 2004, the Company's indebtedness to total capitalization and interest coverage ratios, as calculated under the facilities, were 42.9% and 5.74:1, respectively. The new 364-day facility contains a "term out" option that would allow the Company to extend the final maturity of amounts outstanding at the date the facility expires for up to one additional year. Under the new three-year credit facility, PGE has the option to use up to $100 million in letters of credit. At June 30, 2004, the Company had utilized approximately $1 million in letters of credit, all of which were related to wholesale trading activities. The new agreements provide for borrowings at a variable interest rate and require annual facility fees based on the Company's unsecured credit rating. In addition, the agreements provide for termination of the banks' obligation, and the full repayment of any outstanding balances, in the event of the sale of the Company's common stock to Oregon Electric Utility Company, LLC or other changes in control (as defined in the agreements). The new facilities allow PGE to pay cash dividends on common stock, subject to certain restrictions.

Cash Requirements

Access to short-term debt markets provides necessary liquidity to support PGE's current operating activities, including the purchase of electricity and fuel. Long-term capital requirements are driven largely by debt refinancing activities and capital expenditures for distribution, transmission, and generation facilities supporting both new and existing customers.

PGE's liquidity and capital requirements can be significantly affected by operating, capital expenditure, debt service, and working capital needs, including margin deposits related to wholesale trading activity. PGE's revolving credit facilities supplement operating cash flow and provide a primary source of liquidity. PGE's ability to secure sufficient long-term capital at reasonable cost is determined by its financial performance and outlook, capital expenditure requirements (including the effects of these factors on the Company's credit ratings), and alternatives available to investors. The Company's ability to obtain and renew such financing depends on its credit ratings as well as on bank credit markets, both generally and for electric utilities in particular.

PGE's financial objectives have been established by the Company's management and approved by its board of directors. Such objectives include the balancing of debt and equity to maintain a low weighted average cost of capital while retaining sufficient flexibility to meet the Company's financial obligations. PGE's objective is to maintain a common equity ratio (common equity to total consolidated capitalization, including current debt maturities) of 50% to 55%. Achievement of this objective while sustaining sufficient cash flow are necessary to maintain acceptable credit ratings and allow access to long-term capital at attractive interest rates. PGE's common equity ratios were 56.0% and 54.7% at June 30, 2004 and December 31, 2003, respectively.

As previously indicated, a significant portion of cash provided by operations consists of depreciation and amortization of utility plant which is recovered in rates. PGE estimates recovery of such charges to approximate $160 million to $190 million annually over the period 2004-2006. Combined with all other sources, total cash provided by operations is estimated to range from $290 million to $350 million annually during the 2004-2006 period.

The following table indicates PGE's projected primary cash requirements for the years indicated (in millions):

	2004	2005	2006

Capital expenditures (a)	$180 - $200	$160 - $180	$175 - $195
Long-term debt maturities	$56	$30	$11

(a) Excludes expenditures related to construction of the proposed Port Westward plant.

Projected cash flow from operations in excess of cash requirements may be used to fund costs associated with securing new energy resources, including the proposed construction of the Port Westward combustion turbine plant. It is currently anticipated that the Port Westward plant will be operational by mid-2007 and cost approximately $225 million to $290 million, excluding Allowance for Funds Used During Construction, ($10 million to $25 million in 2004, $45 million to $65 million in 2005, $155 million to $175 million in 2006, and $15 million to $25 million in 2007). If the proposed sale of PGE to Oregon Electric closes, PGE anticipates it will declare and pay a common stock dividend to Oregon Electric in the range of $220 million to $240 million in late 2004 or early 2005. To the extent necessary, long-term debt may be considered to fund any potential cash shortfall. Additional liquidity is available under the Company's revolving credit facilities. PGE anticipates long-term financing activity of $75 million to $100 million in both 2004 and 2005.

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

S&P's outlook on the Company's credit ratings is based upon their view of the consolidated leverage resulting from Oregon Electric's proposed acquisition of PGE from Enron. Should Moody's and S&P reduce the credit rating on PGE's unsecured debt to below investment grade, the Company could be subject to requests by certain of its wholesale counterparties to post additional performance assurance collateral. On June 30, 2004, PGE had posted, in the form of letters of credit, approximately $1 million of collateral. Based on the Company's non-trading and trading portfolios, estimates of current energy market prices, and the current level of collateral outstanding, as of June 30, 2004, the approximate amount of additional collateral that could be requested upon such a downgrade event is $28 million and decreases to approximately $23 million by year-end 2004. In addition to collateral calls, such a credit rating reduction could impact the terms and conditions of long-term debt issued in the future. Any rating reductions could also increase interest rates and fees on PGE's revolving credit facility, increasing the cost of funding the Company's day-to-day working capital requirements. As discussed in "Cash Requirements" above, management believes that the Company's existing lines of credit, access to the commercial paper market, and cash from operations provide it with sufficient liquidity to meet its day-to-day cash requirements.

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

Financial and Operating Outlook

Retail Customer Growth and Energy Sales

Weather adjusted retail energy sales for the first half of 2004 approximated those of last year's first half. An approximate 4% increase in weather adjusted residential and commercial energy sales was offset by a decrease in industrial sales. The decrease in industrial energy sales was largely attributable to two large customers, one of which elected to obtain its electricity requirements through co-generation. These two customers represented 4.6% of weather adjusted retail energy sales in the first half of 2003. The increase in residential and commercial energy sales was largely attributable to a 1.5% increase in customers served. PGE forecasts retail energy sales growth of approximately 1% in 2004.

Power Supply

Hydro conditions in the region continued to remain below normal levels in the first half of 2004. Volumetric water supply forecasts for the Pacific Northwest, prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies, currently project the January-to-July runoff at 78% of normal, down from 87% of normal projected earlier in 2004. Actual January-to-July runoff in 2003 was 83% of normal. Hydro conditions in the Clackamas and Deschutes river systems, where PGE's facilities are located, are currently projected at 83% and 89%, respectively, of normal for 2004.

PGE generated 41% of its retail load requirement in the first half of 2004, with 30% met with thermal generation and the remaining 11% with hydro generation; short- and long-term purchases were utilized to meet the remaining load. PGE's ability to purchase power in the wholesale market, along with its base of thermal and hydroelectric generating capacity, currently provides the flexibility to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers.

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

The Debtors have filed their proposed joint Chapter 11 plan (the Chapter 11 Plan) and related disclosure statement (the Disclosure Statement) with the Bankruptcy Court. The Chapter 11 Plan and Disclosure Statement, as amended, provide information about the assets that are in the bankruptcy estate, including the common stock of PGE, and how those assets will be distributed to the creditors. The Chapter 11 Plan and the Disclosure Statement are available at Enron's website located at www.enron.com/corp/por and the Bankruptcy Court's website located at www.nysb.uscourts.gov and at the website maintained at the direction of the Bankruptcy Court at www.elaw4enron.com. The Chapter 11 Plan has been approved by the creditors and was confirmed by the Bankruptcy Court on July 15, 2004.

Enron has entered into an agreement to sell PGE, which has been approved by the Bankruptcy Court. The sale requires certain regulatory approvals. If the sale does not close, shares of PGE's common stock will be distributed over time to the Debtors' creditors. It is anticipated that once a sufficient amount of the common stock is distributed to creditors, the shares would be publicly traded.

Proposed Sale of PGE

On November 18, 2003, Enron and Oregon Electric, a newly-formed Oregon limited liability company financially backed by investment funds managed by Texas Pacific Group, entered into an agreement under which Enron will sell all of the issued and outstanding common stock of PGE to Oregon Electric. The transaction is valued at approximately $2.35 billion, including the assumption of debt. The final amount of consideration will be determined on the basis of PGE's financial performance between January 1, 2003 and closing. The transaction, previously approved by the Enron Board of Directors and supported by the Official Unsecured Creditors' Committee, was approved by the Bankruptcy Court on February 5, 2004. The transaction also requires approval of the OPUC, the SEC, the FERC, and certain other regulatory agencies. Applications for approval of the acquisition of PGE by Oregon Electric have been filed with the OPUC (on March 8, 2004), the FERC (on April 6, 2004), the Nuclear Regulatory Commission (on June 14, 2004), and the SEC (on July 29, 2004). On July 30, 2004, a petition was filed with Oregon's Energy Facility Siting Council for a declaratory ruling that the proposed acquisition is not a transfer of ownership that would require a transfer of certain generating plant site certificates held by PGE.

On July 21, 2004, the OPUC staff and other intervenors filed their initial testimony that the sale of PGE to Oregon Electric not be approved unless greater net benefits for customers of PGE can be demonstrated. Oregon Electric will have the opportunity to respond to concerns raised by the staff and other intervenors in subsequent rebuttal testimony and scheduled settlement meetings. As part of the OPUC process to consider the proposed sale, testimony, settlement conferences, and hearings have been scheduled. Final oral arguments have been scheduled for December, with a decision expected by year-end 2004.

If PGE is not sold, under the Chapter 11 Plan the shares of PGE's common stock will be distributed over time to the Debtors' creditors. Until shares are distributed to creditors, Enron will retain the right to sell PGE if it is determined that a sale would be in the best interest of the creditors. Until either the sale to Oregon Electric is approved, the Chapter 11 Plan becomes effective and PGE's common stock is distributed to the Debtors' creditors, or another filing related to the sale of PGE is approved, management cannot assess the impact on PGE's business and operations of a sale or the distribution of PGE's stock to the Debtors' creditors.

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

In addition to the general effects discussed above, PGE may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. These are:

1. Amounts Due from Enron and Enron-Supported Affiliates in Bankruptcy - PGE is owed approximately $73 million by Enron at June 30, 2004 (Merger Receivable). Such amount was to have been paid by Enron to PGE for price reductions granted to customers, as agreed to by Enron at the time it acquired PGE in 1997. Because of uncertainties associated with Enron's bankruptcy, PGE established a reserve for the entire amount of this receivable in December 2001. On October 15, 2002, PGE submitted proofs of claim to the Bankruptcy Court for amounts owed PGE by Enron and other bankrupt Enron subsidiaries, including $73 million for the Merger Receivable balance as of December 2, 2001, the date of Enron's bankruptcy filing. In addition, at June 30, 2004, PGE has outstanding accounts receivable of $8 million from Enron and its subsidiary companies which are part of the bankruptcy proceedings, consisting of $5 million due from PGH, $2 million from EPMI, and $1 million from Enron. Based on management's assessment of the realizability of these balances, a reserve of $4 million has been established.

2. Controlled Group Liability - Enron's bankruptcy has raised questions regarding potential PGE liability for certain employee benefit plans and tax obligations of Enron.

Pension Plans

Funding Status

The pension plan for the employees of PGE (the PGE Plan) is separate from the Enron Corp. Cash Balance Plan (the Enron Plan). Although at December 31, 2003, the total fair value of PGE Plan assets was $15 million higher than the projected benefit obligation on a SFAS No. 87 (Employers' Accounting for Pensions) basis, the PGE Plan was over-funded on an accumulated benefit obligation basis by about $68 million as of December 31, 2003. Enron's management has informed PGE that, as of December 31, 2003, the assets of the Enron Plan were less than the present value of all accrued benefits by approximately $60 million on a SFAS No. 87 basis and approximately $162 million on a plan termination basis. The Pension Benefit Guaranty Corporation (PBGC) insures pension plans, including the PGE Plan and the Enron Plan and the pension plans of other Debtors. Enron's management has informed PGE that the PBGC has filed claims in the Enron bankruptcy cases with respect to the Enron Plan and the plans of the other Debtors (Pension Plans). The claims are duplicative in nature because certain liability under ERISA is joint and several. Five of the PBGC's claims represent unliquidated claims for PBGC insurance premiums (the Premium Claims), five are unliquidated claims for due but unpaid minimum funding contributions (the Contribution Claims) under the Internal Revenue Code of 1986, as amended, and ERISA, 26 U.S.C. Section 412, and 29 U.S.C. Section 1082, and the remaining five claims are for unfunded benefit liabilities (the UBL Claims). PBGC has amended the UBL Claims several times, up to an aggregate high of $424.1 million. PBGC has informed the Debtors that it has reduced its aggregate estimate of the UBL Claims for the Pension Plans to an aggregate of $321.8 million, including $240.2 million for the Enron Plan and $64.6 million related to the PGE Plan, although it has not amended the UBL Claims to reflect those amounts. The Debtors are current on their PBGC premiums and their minimum funding contributions to the Pension Plans. Therefore, the Debtors' value the Premium Claims and the Contribution Claims at $0. Enron management has informed PGE that the PBGC has informally alleged in pleadings filed with the Bankruptcy Court that the UBL claim related to the Enron Plan could increase by as much as 100%. PBGC has not provided support (statutory or otherwise) for this assertion and Enron management disputes the validity of any such claim.

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

On June 2, 2004, the PBGC issued notices to Enron and Enron Facility Services, Inc. (EFS), an Enron affiliate, stating that the PBGC had determined that the Pension Plans should be terminated. On June 3, 2004, the PBGC filed a complaint (PBGC Complaint) in the District Court for the Southern District of Texas against Enron seeking an order (i) terminating the Pension Plans; (ii) appointing the PBGC the statutory trustee of the Pension Plans; (iii) requiring transfer to the PBGC of all records, assets or other property of the Pension Plans required to determine the benefits payable to the Pension Plans' participants; and (iv) establishing June 3, 2004 as the termination date of the Pension Plans.

The PGE Plan was not included in the above Complaint, nor was PGE issued a similar notice of determination regarding the PGE Plan. The PBGC has taken no action to terminate the PGE Plan.

On August 4, 2004, Enron, EFS and certain Debtors filed a complaint with the Bankruptcy Court (Enron Complaint) seeking (i) a declaration that the PBGC Complaint is void; and (ii) orders staying, restraining and enjoining the PBGC from continuing the prosecution of the PBGC Complaint and preliminarily and permanently enjoining the PBGC to cease prosecution of, and to dismiss with prejudice, the PBGC Complaint.

Enron management has informed PGE management that Enron will continue to work with the PBGC and other affected parties to resolve all disagreements and allow Enron to continue the process of seeking standard termination of the Pension Plans as previously authorized by the Bankruptcy Court on January 30, 2004. If the parties cannot reach agreement, and if the relief sought in the Enron Complaint is not obtained, Enron may be precluded from funding and terminating the Pension Plans as previously authorized by the Bankruptcy Court until, if at all, after resolution of the PBGC Complaint.

Until the District Court authorizes the PBGC to terminate the Pension Plans and the PBGC makes a demand on PGE to pay some or all of any unfunded benefit liabilities under the Pension Plans, PGE has no liability for the unfunded benefit liabilities and no termination liens arise against any PGE property.

In the event that the PBGC did look solely to PGE to pay any underfunded amount in respect of the Enron Plan, PGE would exercise all legal rights, if any, available to it to defend against such a demand and to recover any contributions from the other solvent members of Enron's controlled group. Other members of Enron's controlled group could, to the extent of any legal rights available to them, seek contribution from PGE for their payment of any underfunded amount assessed by the PBGC. No reserves have been established by PGE for any amounts related to this issue.

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

Enron Debtor in Possession Financing

PGE has been informed by Enron management that shortly after the filing of its bankruptcy petition in December 2001, Enron entered into a debtor in possession credit agreement with Citicorp USA, Inc. and JPMorgan Chase Bank. The agreement was amended and restated in July 2002 and in May 2003. PGE management has been advised by Enron management and its legal advisors that, under the amended and restated agreement and related security agreement, all of which were approved by the Bankruptcy Court, Enron has pledged its stock in a number of subsidiaries, including PGE, to secure the repayment of any amounts due under the debtor in possession financing. The pledge will be automatically released upon a sale of PGE otherwise permitted under the terms of the credit agreement. Enron also granted the lenders a security interest in the proceeds of any sale of PGE. The lenders may not exercise substantially all of their rights to foreclose against the pledged shares of PGE stock or to exercise control over PGE unless and until the lenders have obtained the necessary regulatory approvals for the transfer of PGE stock to the lenders. In July 2004, Enron filed a motion with the Bankruptcy Court to replace the letters of credit outstanding under the debtor in possession financing with letters of credit issued by Wachovia Bank National Association. If approved by the Bankruptcy Court and the SEC, the replacement letters of credit would be secured by cash collateral and would not involve a pledge of other assets.

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

Public Ownership Initiatives

Proponents of the formation of Peoples' Utility Districts (PUDs) to acquire PGE's service territory obtained sufficient certified signatures on initiative petitions to place measures on election ballots in Multnomah, Yamhill, Clackamas, and Washington Counties. Formation initiatives in the first three counties were rejected by voters in November 2003, March 2004, and May 2004, respectively. The Washington County measure has been placed on the ballot for the November 2004 election.

Sufficient signatures were certified to place a measure on an election ballot to form a PUD in eight Portland voting precincts within Multnomah County in which a majority voted for a Multnomah County PUD in November 2003. On July 16, 2004, the Multnomah County Circuit Court ruled that the proposed PUD violates the Oregon constitution, which does not allow cities to be divided in the PUD formation process, and issued a permanent injunction against placing the measure on the ballot.

Complaint to OPUC - Income Taxes

On March 7, 2003, the URP and Linda K. Williams (Complainants) filed a petition to open an investigation and a complaint with the OPUC with respect to the amount of federal, state, and local income taxes paid by PGE since 1997. On March 31, 2003, the OPUC rejected the request for an investigation and on July 9, 2003 issued an order that dismissed the complaint. On September 22, 2003, the OPUC denied the Complainants' request for reconsideration. On December 23, 2003, the URP appealed to the Marion County Circuit Court the OPUC decision not to investigate PGE's tax payments and on June 4, 2004 the Court reversed the OPUC decision and remanded the matter to the OPUC to proceed on Complainants' allegation that the amount included in rates for taxes was based on fraud and deceit. PGE will vigorously contest the allegations.

Retail Rate Changes

Resource Valuation Mechanism

A general rate order issued by the OPUC in 2001 approved a new Resource Valuation Mechanism (RVM) tariff that requires annual updates of PGE's net variable power costs for inclusion in base rates for the following year. Developed in compliance with guidelines for Oregon's energy restructuring law that allow businesses direct access to energy service suppliers, the RVM utilizes a combination of market prices and the value of the Company's resources to establish power costs and set rates for energy services. The RVM tariff requires that PGE adjust its rates if projected power costs change from those forecasted in the previous RVM rate process. It provides for an adjustment, filed annually in April and finalized in mid-November, which is effective January 1 of the following year.

Power Cost Price Decrease - 2003 PGE's first annual revision of its power supply costs under the RVM tariff forecasted a reduction in the cost of power from that included in the Company's 2001 general rate case. Accordingly, the OPUC authorized an approximate 7% average reduction in the Company's retail prices, effective January 1, 2003. Price decreases ranged from 2% for residential customers to between 9% and 17% for commercial and industrial customers. Rates for business customers were affected more by wholesale energy market prices, which decreased in the 2003 forecast. The smaller decrease in residential rates reflected both PGE's cost of generation as well as the higher cost of electricity from BPA, which increased its rates in October 2002. These price decreases reduced PGE's 2003 revenues by approximately $90 million.

Power Cost Price Increase - 2004 In August 2003, PGE, OPUC staff, and intervenors entered into a stipulation, approved by the Commission, related to the Company's forecast of 2004 net variable power costs. Forecast adjustments were made to the price of certain wholesale power purchase contracts, reflecting recent electricity forward prices and certain other modifications and adjustments to estimated variable power and fuel costs. The 2004 RVM was finalized in November 2003, with new rates effective January 1, 2004. The average price for all customers increased by approximately 0.4%. Price adjustments ranged from a 2.3% decrease for industrial customers to increases of 2.8% and 1.9% for small commercial and residential customers, respectively. Price adjustments varied between customer classes primarily because of different collection periods for PGE's 2001-2002 power cost adjustment mechanism (see "Power Cost Adjustment Mechanisms" in this section for further information). Based upon projected energy sales, it is estimated that the price adjustments will increase PGE's 2004 revenues by approximately $4 million. he stipulation also provided that PGE withdraw a proposed power cost adjustment mechanism for 2004 and participate in a process to address the need for, and structure of, a cost recovery mechanism for variances in power costs from forecasted levels. Although PGE engaged in the process, no definitive outcome was reached. The Company is currently focusing its attention on the effect of hydro variations on power costs, as described below.

Preliminary Power Cost Filing - 2005 On April 1, 2004, PGE submitted an RVM filing with the OPUC containing an estimate of 2005 power costs based upon preliminary information that will be updated later in 2004. Power costs in 2005 are estimated at $492 million, or $42 million higher than the 2004 forecast. The projected power cost increase is based upon an estimated $31 million increase caused by higher loads for customers receiving power under PGE "cost of service" tariffs, an estimated $10 million increase resulting from higher wholesale power and gas prices, an estimated $8 million increase in BPA subscription power costs, and an estimated $7 million increase resulting from lower hydroelectric power availability during 2005. Such increases are partially offset by $14 million in power cost reductions related to a projected increase in the availability and output of PGE's Boardman coal-fired plant, along with reduced coal transportation costs. The filing forecasts an average retail price increase of 1.7 percent. Final adjustments to individual rate schedules will be determined in November 2004, with new rates to become effective on January 1, 2005.

Power Cost Adjustment Mechanisms - 2001 and 2002

In order to protect both PGE and its customers from price volatility in the wholesale power and natural gas markets, the OPUC authorized the Company to defer for later recovery from retail customers actual net variable power costs which differed from certain baseline amounts approved by the Commission. Under the initial power cost adjustment mechanism, which covered the period January through September 2001, PGE's net variable power costs, as calculated under terms approved by the OPUC, exceeded the baseline. The Company received OPUC approval to recover the approximate $91 million balance (including interest) over a 3 1/2-year period (April 2002 - September 2005). At June 30, 2004, the remaining balance to be collected was approximately $34 million.

In its August 2001 general rate order, the OPUC approved a power cost adjustment mechanism for the period October 2001 through December 2002. Under this mechanism, PGE deferred approximately $41 million in power costs, representing the difference between actual net variable power costs and the amount used to establish base energy rates, as well as the difference between actual energy revenues and a pre-determined base. The deferred amount is being collected over a two-year period (January 2003 - December 2004), with recovery from large industrial customers completed during 2003. As a result of a stipulation reached with the OPUC staff and an intervenor related to a prudence review, the deferred amount was reduced by $1 million in the first quarter of 2004 and reflected in earnings. At June 30, 2004, the remaining balance to be collected was approximately $4 million.

PGE did not have a power cost adjustment mechanism in place for 2003 and has none in place for 2004.

Hydro Replacement Power Costs - 2004

In anticipation of the effects of adverse hydro conditions, PGE filed an application with the OPUC in December 2003 to defer for later ratemaking treatment excess power costs resulting from hydro conditions that vary from those assumed in the 2004 RVM process. In May 2004, PGE filed a Hydro Generation Adjustment tariff that included a request to defer costs or benefits of the adjustment mechanism included in the tariff, beginning on the July 7, 2004 proposed effective date. The Hydro Generation Adjustment mechanism would calculate the difference between actual hydro generation (from both PGE's owned facilities and those with which the Company has purchase agreements, primarily Mid-Columbia projects) and that projected in PGE's annual RVM filing with the OPUC. Under terms of the proposed tariff, when the dollar value of this difference, based on the monthly average Mid-C index price, exceeds $2.5 million during the course of the calendar year, PGE would establish a balancing account to track the incremental cost or benefit. When the balance in the account exceeds $20 million, PGE would adjust its retail customer rates to recover or refund the balance over a three-year period.

On July 2, 2004, PGE withdrew both the December 2003 and May 2004 deferral requests and the OPUC closed both dockets. Also on July 2, 2004, the OPUC suspended the proposed tariff, pending adoption of a procedural schedule for further consideration of the mechanism and tariff by the Commission. Should PGE's application be approved by the Commission, the Company would begin deferring excess power costs at that time. A decision by the OPUC is currently expected in early 2005.

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

In June 2003, following approval by the OPUC, PGE issued a request for proposals (RFP) to prospective suppliers (including power generators, wholesalers, and developers) to acquire resources to meet the electricity needs of its customers. In January 2004, PGE filed a Proposed Action Plan with the Commission on how to best meet its customers' future power supply requirements, beginning as early as 2006, and in March 2004, PGE filed its Final Action Plan to update and refine its recommendations. These recommendations include the acquisition of approximately 790 average MW in short-term, mid-term, and long-term resources, consisting of six components: 1) construction of a natural gas-fired power plant at PGE's Port Westward site in Columbia County, Oregon, producing 350 average MW, beginning in mid-2007; 2) acquisition of 65 average MW (195 MW capacity) of wind generation from RFP proposals; 3) acquisition of 135 average MW in fixed price power purchase agreements with durations of 5 to 10 years from RFP proposals; 4) acquisition of 55 average MW in energy efficiency savings by the Energy Trust of Oregon; 5) upgrades and contract extensions to existing plants of 60 average MW; and, 6) short-term market acquisitions of 125 average MW. In addition to the increased capacity, the recommendations include approximately 955 MW of additional capacity from the extension of a current contract with the Confederated Tribes to 2012, new dispatchable standby generation, duct firing from the proposed Port Westward plant, and peak tolling agreements. In May 2004, PGE entered into its first acquisition under the RFP process, a ten-year power purchase agreement for 85 average MW, beginning in late 2006. The Company has also entered into two five-year agreements, consisting of a power purchase option for 14 average MW, beginning in January 2005, and a power purchase agreement for 25 average MW, beginning in late 2006.

In a July 20, 2004 order, the OPUC acknowledged PGE's Integrated Resource Final Action Plan, including the construction or acquisition of a 350 average MW high efficiency gas-fired resource. The order includes requirements that PGE address constraints on competitive renewable development in the region, develop transmission capacity that provides for access to additional wind (and other) resources at a reasonable price, and demonstrate that the Company has taken measures to acquire, option, or retain cost effective transmission capacity before issuing it's next RFP. In a separate order, also issued on July 20, 2004, the OPUC waived certain Oregon administrative rules to allow cost-based treatment of capital, operation and maintenance costs of the Port Westward project.

Hydro Relicensing

A Settlement Agreement was signed on July 13, 2004 by all parties to the Pelton Round Butte relicensing proceeding. The Settlement Agreement resolves all issues raised by the 2001 joint application that was submitted to the FERC by PGE and the Confederated Tribes of the Warm Springs Reservation of Oregon, the project's co-owners. It includes a recommendation that FERC issue a 50-year license for the project and also includes provisions for fish passage over the project's dams. The Agreement was submitted to the FERC for approval on July 30, 2004.

FERC Orders on Gaming and Anomalous Market Behaviors (Docket No. IN03-10-000)

On June 25, 2003, the FERC initiated a generic investigation into bids by market participants in ISO and PX markets between May 1, 2000 and October 2, 2000 at levels above $250/Mwh. Entities submitting such bids were required to demonstrate why such bids did not constitute anomalous market behavior under the ISO and PX Market Monitoring and Information Protocols and the extent to which they constituted legitimate business behavior. The FERC indicated that monetary remedies would be the disgorgement of unjust profits associated with violations, and that non-monetary remedies, such as revocation of market-based rates or revisions to codes of conduct, would also be considered. During the indicated time period, PGE made bids that exceeded $250/Mwh in both the ISO and PX markets. The Company submitted responses to FERC data requests in July and August 2003 and in March 2004. On May 12, 2004, the FERC notified PGE that it was terminating the investigation of the Company with respect to anomalous bidding practices in the California markets during the period May 1, 2000 through October 2, 2000.

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

In 2000, while the petitions for review of the 1998 Court of Appeals decision were pending at the Oregon Supreme Court, PGE, CUB, and the staff of the OPUC entered into settlement agreements with respect to litigation over recovery of, and return on, the Trojan investment. The settlement agreements, approved by the OPUC in September 2000, allowed PGE to remove from its balance sheet the remaining before-tax investment in Trojan of approximately $180 million at September 30, 2000, along with several largely offsetting regulatory liabilities. The URP filed a complaint with the OPUC challenging the settlement agreements and the OPUC's September 2000 order. In March 2002, the OPUC issued an order (2002 Order) denying all of URP's challenges and approving the accounting and ratemaking elements of the 2000 settlement. URP appealed the 2002 order to the Marion County Circuit Court and on November 7, 2003, the Court issued an opinion remanding the case to the OPUC for action to reduce rates or order refunds. The opinion does not specify the amount or timeframe of any reductions or refunds. PGE and the OPUC have appealed to the Oregon Court of Appeals.

In a separate legal proceeding, two class action suits were filed in Marion County Circuit Court against PGE on January 17, 2003 on behalf of two classes of electric service customers. One case seeks to represent current PGE customers that were customers during the period from April 1, 1995 to October 1, 2001 (Current Class) and the other case seeks to represent PGE customers that were customers during the period from April 1, 1995 to October 1, 2001, but who are no longer customers (Former Class). The suits seek damages of $190 million for the Current Class and $70 million for the Former Class, from the inclusion of a return on investment of Trojan in the rates PGE charges its customers. On April 28, 2004, the plaintiffs filed a Motion for Partial Summary Judgment and on July 30, 2004, PGE also moved for Summary Judgment in its favor on all of Plaintiff's claims. A hearing on the motion is set for October 2004 and a hearing on class certification is set for November 2004.

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

In February 2002, PGE submitted its final investigative report to the DEQ summarizing its investigations conducted in accordance with the May 2000 Voluntary Agreement. The report indicated that such voluntary investigation demonstrated that there is no likely present or past source or pathway for release of hazardous substances to surface water or sediments in the Portland Harbor Superfund Site at or from the Harborton Substation site. Further, the voluntary investigation demonstrated that the site does not present a high priority threat to present and future public health, safety, welfare, or the environment. The DEQ submitted the final investigative report to the EPA and in a May 18, 2004 letter, the EPA stated that "Based on the summary information provided by DEQ and the limited data EPA has at this stage in its process, EPA agrees at this time, that this site does not appear to be a current source of contamination to the river." Management believes that the Company's contribution to the sediment contamination, if any, from the Harborton Substation site would qualify it as a de minimis Potentially Responsible Party.

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

Colstrip Plant

In December 2003, PPL Montana, LLC (PPL Montana), the operator of the Colstrip coal-fired generating plants, received an Administrative Compliance Order (ACO) from the EPA pursuant to the Clean Air Act (Act). The EPA alleges that since 1980, Colstrip Units 3 and 4, in which PGE has a 20% ownership interest, have been in violation of the clean air permit issued under the Act. The permit required Colstrip Units 3 and 4 to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxides to address visibility concerns if and when EPA promulgated certain requirements for nitrogen oxides. The EPA is asserting that regulations it promulgated in 1980 triggered the requirement. The EPA does not expressly seek penalties nor indicate what, if any, additional control technology requirements that it may require to be considered. PPL Montana, which has reported that it believes that the ACO is unfounded, is discussing the matter with the EPA.

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

New Accounting Standards

On January 12, 2004, the Financial Accounting Standards Board (FASB) released FASB Staff Position No. FAS 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law on December 8, 2003 and introduces a prescription drug benefit under Medicare and provides a federal subsidy to sponsors of certain retiree health care benefit plans. Uncertainties exist regarding the effects of the Medicare Act on PGE's accumulated postretirement benefit obligation and net postretirement benefit costs and the accounting for those effects, if any. Under FSP 106-1, plan sponsors are allowed to elect a one-time deferral of the accounting for the Medicare Act until the FASB issues specific authoritative accounting guidance regarding the federal subsidy. Amounts and disclosures related to PGE's accumulated postretirement benefit obligation and net postretirement benefit costs in the financial statements and accompanying notes do not reflect the effects of the Medicare Act on the plan.

On May 19, 2004, the FASB issued Staff Position No. FAS 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is effective for the first interim period beginning after June 15, 2004 and will supersede FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2. PGE is currently evaluating the impact of the application of FSP 106-2 but does not expect its adoption to have a material effect on the financial statements of the Company.

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

PGE actively manages its risk to ensure compliance with its risk management policies. The Company monitors open commodity positions in its energy portfolios using a value at risk methodology, which measures the potential impact of market movements over a one-day holding period using a variance/covariance approach at a 95% confidence interval. The portfolio is modeled using net open power and natural gas positions, with power averaged over peak and off-peak periods by month, and includes all financial and physical positions for the next 24 months, including estimates of retail load and plant generation in the non-trading portfolio. The risk factors include commodity prices for power and natural gas at various locations and do not include volumetric variability. Based on this methodology, the average, high, and low value at risk on the trading portfolio in the first half of 2004 were $0.1 million, $0.2 million, and zero, respectively, and in the first half of 2003 were $0.2 million, $0.5 million, and $0.1 million, respectively. The average, high, and low value at risk on the non-trading portfolio in the first half of 2004 were $1.3 million, $2.3 million, and $0.6 million, respectively, and in the first half of 2003 were $2.1 million, $2.6 million, and $1.9 million, respectively. In 2004 and 2003, PGE did not reduce its non-trading value at risk by the amount of potential deferrals.

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

At June 30, 2004, a 10% change in the value of the Canadian dollar would result in an immaterial change in pre-tax income for transactions that will settle over the next 12 months. Foreign currency risk in PGE's trading portfolio is immaterial to the Company's consolidated financial statements and is not expected to change materially in the near future.

Interest Rate Risk

Although PGE has no short-term debt outstanding at June 30, 2004, the Company is typically exposed to risk resulting from changes in interest rates on variable rate short-term borrowings. The Company has also had exposure to interest rate changes on variable rate commercial paper. Although PGE currently has no financial instruments to mitigate such risk, it will consider such instruments in the future as necessary.

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

Credit risk with respect to trade accounts receivable from retail electricity sales is limited. The large number of customers and diversified customer base of residential, commercial, and industrial customers, combined with the Company's ability to discontinue service, significantly reduces credit risk. Estimated provisions for uncollectible accounts receivable related to retail electricity sales are provided for credit risk. At June 30, 2004, the likelihood of significant losses associated with credit risk in trade accounts receivable is remote.

The following tables present PGE's credit exposure for commodity non-trading and trading activities and their subsequent maturity as of June 30, 2004. The tables reflect credit risk included in accounts receivable and price risk management assets, offset by related accounts payable and price risk management liabilities. The netting of counterparty balances is reflected only to the extent PGE has the contractual right of offset.

Non-Trading Activities
(Dollars in millions)				Maturity of Credit Risk Exposure
Rating	Credit Risk Before Collateral	Percentage of Total Exposure	Credit Collateral	2004	2005	2006	2007	2008	After 2008
Investment Grade	$ 147	97%	$ 13	$ 43	$ 69	$ 35	$ -	$ -	$ -
Non-Investment Grade	5	3%	7	2	2	1	-	-	-
Total	$ 152	100%	$ 20	$ 45	$ 71	$ 36	$ -	$ -	$ -

Trading Activities
(Dollars in millions)				Maturity of Credit Risk Exposure
Rating	Credit Risk Before Collateral	Percentage of Total Exposure	Credit Collateral	2004	2005	2006	2007	2008	After 2008
Investment Grade	$ 9	100%	$ -	$ 9	$ -	$ -	$ -	$ -	$ -
Non-Investment Grade	-	-	-	-	-	-	-	-	-
Total	$ 9	100%	$ -	$ 9	$ -	$ -	$ -	$ -	$ -

Investment grade includes counterparties with a minimum senior unsecured debt credit rating of Baa3 assigned by Moody's Investor Service (Moody's) and BBB- assigned by Standard & Poor's Rating Group (S&P). Non-investment grade includes counterparties with senior unsecured credit ratings that are below investment grade. The credit exposure includes activity for electricity and natural gas forward, swap and option contracts. Credit collateral posted may be in the form of cash or letters of credit and may represent prepayment or credit exposure assurance.

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

Risk Management Committee

PGE has a Risk Management Committee, which is responsible for the oversight of commodity position and price risk, foreign currency risk and credit risk related to wholesale energy marketing activities. PGE's Risk Management Committee consists of officers and Company representatives with responsibility for risk management, finance and accounting, legal, rates and regulatory affairs, power operations, and generation operations. The Risk Management Committee approves policies and procedures, establishes limits subject to Enron approval, and monitors compliance and risk exposure on a regular basis through reports and meetings.

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

Wah Chang, a division of TDY Industries, Inc. v. Avista Corporation, Avista Energy, Inc., Avista Power, LLC, Dynegy Power Marketing, Inc., El Paso Electric Company, IDACORP, Inc., Idaho Power Company, IDACORP Energy L.P., Portland General Electric Company, Powerex Corporation, Puget Energy, Inc., Puget Sound Energy, Inc., Sempra Energy, Sempra Energy Resources, Sempra Energy Trading Corp., Williams Power Company, Inc., United States District Court for the District of Oregon, Case No. 04-CV-00619-AS.

On May 5, 2004, Wah Chang, a division of TDY Industries (Wah Chang), filed a complaint in the U.S. District Court for the District of Oregon against PGE and fifteen other companies (Defendants) alleging that practices among the Defendants and/or Enron and others involving the generation, purchase, sale and transmission of electric energy, beginning in 1998 and continuing through 2001, were designed to communicate false or misleading information to participants in the energy market with the purpose of causing a shortage or appearance of a shortage in the generation of electricity, the appearance of congestion in the transmission of electricity, illegally raising the price of electricity, and fraudulently concealing illegal activities, all in violation of Federal and state antitrust statutes, the Racketeer Influenced and Corrupt Organization Act and for wrongful interference with their purchase contracts with PacifiCorp. No specific facts as to PGE's activities are alleged. Wah Chang seeks compensatory ($30 million) and treble damages.

Port of Seattle vs. Avista Corporation, Avista Energy, Inc., El Paso Electric Company, Idacorp, Inc., Idaho Power Co., Pacificorp, Portland General Electric Company, Powerex Corporation, PPL Montana, LLC, Puget Energy, Inc., Puget Sound Energy, Inc., Scottish Power, PLC, Sempra Energy, Sempra Energy Resources, Sempra Energy Trading Corp., Transalta Corporation, Transalta Energy Marketing, Inc., United States District Court for the Western District of Washington, Case No. CV03-1170P.

On May 12, 2004, the Court entered an order dismissing the case based on federal preemption of state law claims, the exclusive jurisdiction of the FERC over electricity markets, and the "filed rate doctrine" that holds that rates approved by a governing regulatory agency are reasonable and unassailable in judicial proceedings brought by ratepayers.

City of Tacoma, Department of Public Utilities, Dreyer, Light division v. American Electric Power Service Corporation, Quila Holdings, LLC, Aquila Power Corporation, Arizona Public Service Company, Automated Power Exchange, Inc., Avista Corporation, et. al., United States District Court for the Western District of Wahington, Cse No. C07-5325 RBL.

On June 7, 2004, the City of Tacoma, Washington filed a complaint in the U.S. District Court for the Western District of Washington against PGE and fifty-five other companies (Defendants) alleging that sometime during or before May 2000 and continuing through at least the end of 2001, the Defendants, acting in concert with some or all of thirty non-party co-conspirators, engaged in a pattern of activities involving the generation, purchase, sale and transmission of electric energy that violated the Sherman Antitrust Act and damaged the City of Tacoma in an amount estimated to exceed $175,000,000. No specific facts as to PGE's activities are alleged. The City of Tacoma seeks recovery of three times the amount of actual damages proved at trial. PGE contends this lawsuit is precluded by the 2003 settlement of FERC Docket No. EL02-114, under which PGE paid Tacoma $1.1 million and for which PGE obtained a complete release from all claims related to electricity prices during 2000-2001 from the California Parties, the City of Tacoma, and others.

Portland General Electric Company v. Hardy Meyers, In His Official Capacity as Attorney General of the State of Oregon, United States District Court for the District of Oregon, Case No. 03-1641-HA, and State of Oregon, ex rel Hardy Meyers, Attorney General for the State of Oregon v. Portland General Electric Company, Multnomah County Oregon Circuit Court, Case No. 0312-13473

On November 26, 2003, PGE filed a complaint for Declaratory Relief in U.S. District Court for the District of Oregon seeking to end the Oregon Attorney General's investigation into the Company's participation in wholesale power trading markets related to the California energy crisis of 2000-2001 (PGE Case).

On December 16, 2003, the Oregon Attorney General filed in the Multnomah County Oregon Circuit Court a Motion for Order to Show Cause why the Company should not comply with the Oregon Attorney General's investigation (Attorney General Case). The motion was removed to the U.S. District Court for the District of Oregon, and the same District Court Judge was assigned to both cases.

On July 30, 2004 the District Court Judge dismissed the PGE Case without prejudice on the basis that the case is not ripe for review, and remanded the Attorney General Case to the state court on the basis that the state investigation is not a civil case over which the U.S. District Court has jurisdiction.

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

  3.5 * Amended and Restated Bylaws of Portland General Electric Company as amended on February 1, 2004 (incorporated by reference to Exhibit (3) to Form 10-K for the fiscal year ended December 31, 2003).

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

  Reports on Form 8-K

May 5, 2004 - Item 5. Other Events: FERC Orders on Gaming and Anomalous Market Behaviors, Public Ownership Initiatives, Credit Facilities, Financing Activities, Legal Proceedings.

May 18, 2004 - Item 5. Other Events: Enron Bankruptcy, Complaint to Oregon Public Utility Commission, Proposed Hydro Generation Adjustment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTLAND GENERAL ELECTRIC COMPANY

(Registrant)

Date:	August 6, 2004	By:	/s/ James J. Piro
James J. Piro Executive Vice President, Finance Chief Financial Officer and Treasurer

Date:	August 6, 2004	By:	/s/ Kirk M. Stevens
Kirk M. Stevens Controller and Assistant Treasurer