Form 10-Q
period 2005-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2005-05-09
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _____v___________ to _______________ Commission File Number 1-5532-99

PORTLAND GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

Oregon		93-0256820
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2005: 42,758,877 shares of Common Stock, $3.75 par value. (All shares are owned by Enron Corp.)

Definitions

Bankruptcy Court	United States Bankruptcy Court for the Southern District of New York
COBRA	Consolidated Omnibus Budget Reconciliation Act
CUB	Citizens' Utility Board
DEQ	Oregon Department of Environmental Quality
Enron	Enron Corp., as Debtor and Debtor in Possession in Chapter 11, Case No. 01-16034 pending in the United States Bankruptcy Court For The Southern District of New York
EPA	Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
ESS	Energy Service Supplier
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Consolidated Financial Statements of Portland General Electric Company included in Part I, Item 1 of this report
IRS	Internal Revenue Service
kWh	Kilowatt-Hour
Mill	One tenth of one cent
MWh	Megawatt-hour
NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OPUC or the Commission	Public Utility Commission of Oregon
Oregon Electric	Oregon Electric Utility Company, LLC
PBGC	Pension Benefit Guaranty Corporation
PGC	Portland General Corporation
PGE or the Company	Portland General Electric Company
Port Westward	Port Westward Power Plant
PUHCA	Public Utility Holding Company Act of 1935
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards issued by the Financial Accounting Standards Board
Trojan	Trojan Nuclear Plant
URP	Utility Reform Project

PART I

Financial Information

Item 1. Financial Statements

Portland General Electric Company and Subsidiaries Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In Millions)

Operating Revenues	$ 371	$ 395

Operating Expenses
Purchased power and fuel	142	178
Production and distribution	28	29
Administrative and other	38	35
Depreciation and amortization	60	59
Taxes other than income taxes	20	20
Income taxes	30	26
	318	347

Net Operating Income	53	48

Other Income (Deductions)
Miscellaneous	2	2
Income taxes	1	-
	3	2
Interest Charges
Interest on long-term debt and other	18	18

Net Income	$ 38	$ 32

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries Consolidated Statements of Retained Earnings (Unaudited)
	Three Months Ended
	March 31,
	2005	2004
	(In Millions)

Balance at Beginning of Period	$ 637	$ 545
Net Income	38	32
	675	577
Dividends Declared	-	-
Balance at End of Period	$ 675	$ 577

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In Millions)

Accumulated other comprehensive income (loss) - Beginning of Period
Unrealized gain (loss) on derivatives classified as cash flow hedges	$(2)	$2
Minimum pension liability adjustment	(4)	(4)
Total	$(6)	$(2)

Net Income	$38	$32

Other comprehensive income, net of tax:
Unrealized gains (losses) on derivatives classified as cash flow hedges:
Other unrealized holding net gains arising during the period,
net of related taxes of $(30) and $(3)	47	6
Reclassification adjustment for contract settlements included in
net income, net of related taxes of $1 for the three months ended March 31, 2004	1	(2)
Reclassification adjustment in net income due to discontinuance
of cash flow hedges, net of related taxes of $1	(1)	-
Reclassification of unrealized gains (losses) to SFAS No. 71 regulatory (liability) asset, net of related taxes of $26 for the
three months ended March 31, 2005	(41)	(1)
Total - Unrealized gains on derivatives classified as cash flow hedges	6	3

Minimum pension liability adjustment	-	-
Total Other comprehensive income	6	3

Comprehensive income	$44	$35

Accumulated other comprehensive income (loss) - End of Period
Unrealized gain on derivatives classified as cash flow hedges	$4	$5
Minimum pension liability adjustment	(4)	(4)
Total	$-	$1

The accompanying notes are an integral part of these consolidated financial statements.

Portland General Electric Company and Subsidiaries Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2005	2004
	(In millions, except per share amounts)
Assets
Electric Utility Plant - Original Cost
Utility plant (includes construction work in progress of $142 and $114)	$4,043	$3,992
Accumulated depreciation	(1,734)	(1,717)
	2,309	2,275
Other Property and Investments
Nuclear decommissioning trust, at market value	21	22
Non-qualified benefit plan trust	62	64
Miscellaneous	31	30
	114	116
Current Assets
Cash and cash equivalents	316	204
Accounts and notes receivable (less allowance for uncollectible accounts
of $50 and $50)	187	170
Unbilled revenues	57	80
Assets from price risk management activities	213	77
Inventories, at average cost	46	48
Prepayments and other	116	113
	935	692
Deferred Charges
Regulatory assets	281	295
Miscellaneous	24	25
	305	320
	$3,663	$3,403
Capitalization and Liabilities
Capitalization
Common stock equity:
Common stock, $3.75 par value per share, 100,000,000
shares authorized; 42,758,877 shares outstanding	$160	$160
Other paid-in capital - net	481	481
Retained earnings	675	637
Accumulated other comprehensive income (loss):
Unrealized gain on derivatives classified as cash flow hedges	4	(2)
Minimum pension liability adjustment	(4)	(4)
Limited voting junior preferred stock	-	-
Long-term obligations	889	892
	2,205	2,164

Commitments and Contingencies (see Notes)

Current Liabilities
Long-term debt due within one year	30	30
Accounts payable and other accruals	193	182
Liabilities from price risk management activities	83	38
Customer deposits	68	18
Accrued interest	15	19
Accrued taxes	67	37
Deferred income taxes	51	15
	507	339
Other
Deferred income taxes	259	308
Deferred investment tax credits	12	13
Trojan asset retirement obligation	104	96
Accumulated asset retirement obligation	16	16
Regulatory liabilities:
Accumulated asset retirement removal costs	309	286
Other	139	74
Non-qualified benefit plan liabilities	71	70
Miscellaneous	41	37
	951	900
	$3,663	$3,403

The accompanying notes are an integral part of these consolidated financial statements.
Portland General Electric Company and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
	2005	2004
	(In Millions)

Cash Flows From Operating Activities:
Reconciliation of net income to net cash provided by operating activities
Net income	$38	$32
Non-cash items included in net income:
Depreciation and amortization	60	59
Deferred income taxes	(16)	(3)
Net assets from price risk management activities	(14)	(7)
Power cost adjustment	5	12
Other non-cash income and expenses (net)	(7)	10
Changes in working capital:
Net margin deposit activity	50	7
Decrease in receivables	6	14
Increase (Decrease) in payables	38	(7)
Other working capital items - net	(1)	(18)
Other - net	9	-
Net Cash Provided by Operating Activities	168	99

Cash Flows From Investing Activities:
Capital expenditures	(52)	(36)
Other - net	(1)	1
Net Cash Used in Investing Activities	(53)	(35)

Cash Flows From Financing Activities:
Repayment of long-term debt	(3)	(2)
Net Cash Used in Financing Activities	(3)	(2)

Increase in Cash and Cash Equivalents	112	62
Cash and Cash Equivalents, Beginning of Period	204	109
Cash and Cash Equivalents, End of Period	$316	$171

Supplemental disclosures of cash flow information
Cash paid during the period:
Interest, net of amounts capitalized	$18	$19
Income taxes	21	29

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Interim Statements

The interim financial statements have been prepared by PGE and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim periods presented. Such statements, which are unaudited, are presented in accordance with the interim reporting requirements of the Securities and Exchange Commission (SEC), which do not include all the disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Certain information and footnote disclosures made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs are subject to year-end adjustment. It is management's opinion that, when the interim statements are read in conjunction with the 2004 Annual Report on Form 10-K and the other reports filed with the SEC since its 2004 Form 10-K was filed, the disclosures are adequate to make the information presented not misleading.

Note 2 - Employee Benefits

Pension and Other Post-Retirement Plans

PGE sponsors a non-contributory defined benefit pension plan in which Portland General Holdings, Inc. (PGH) and its subsidiaries have participated. Substantially all pension plan members are current or former PGE employees. The pension plan assets are held in a trust.

The Non-Qualified Benefit Plans in the accompanying table primarily represent obligations for a Supplemental Executive Retirement Plan (SERP). Investments in a non-qualified benefit plan trust (i.e. rabbi trust), consisting of trust owned life insurance policies and marketable securities, are intended to be the primary source for financing these plans.

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

The measurement date for these plans is December 31. PGE does not expect to make contributions to the pension plan, SERP, or post-retirement health and life insurance plans during 2005; contributions to the HRAs are not expected to be material.

The following tables indicate components of net periodic benefit cost for the first quarter of 2005 and 2004 (in millions):

	Defined Benefit		Non-Qualified
	Pension Plan		Benefit Plans		Other Benefits
	2005	2004	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$3	$3	$-	$-	$-	$-
Interest cost on benefit obligation	7	6	-	-	1	1
Expected return on plan assets	(10)	(10)	-	-	-	-
Amortization of transition asset	-	-	-	-	-	-
Amortization of prior service cost	-	-	-	-	-	-
Recognized (gain) loss	-	-	-	-	-	-
Net periodic benefit cost (income)	$-	$(1)	$-	$-	$1	$1

Note 3 - Price Risk Management

PGE utilizes derivative instruments, including electricity forward, swap, and option contracts and natural gas forward, swap, option, and futures in its retail (non-trading) electric utility activities to manage its exposure to commodity price risk and to minimize net power costs for its retail customers, and in its trading activities to participate in electricity and natural gas markets. Under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended), derivative instruments are recorded on the Balance Sheet as an asset or liability measured at estimated fair value, with changes in fair value recognized currently in earnings, unless specific hedge accounting criteria are met.

For retail (non-trading) activities, changes in fair value of derivative instruments prior to settlement are recorded net in Purchased Power and Fuel expense. As these derivative instruments are settled, sales are recorded in Operating Revenues, with purchases, natural gas swaps and futures recorded in Purchased Power and Fuel expense. PGE records the non-physical settlement of non-trading electricity derivative activities on a net basis in Purchased Power and Fuel expense, in accordance with Emerging Issues Task Force Issue (EITF) No. 03-11, "Reporting Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and 'Not Held for Trading Purposes'."

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

For energy trading activities, PGE reports all unrealized and realized gains and losses on a net basis, as required by EITF 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, with such activities recorded as a component of Operating Revenues.

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

SFAS No. 133 requires unrealized gains and losses on derivative instruments that do not qualify for either the normal purchase and normal sale exception or hedge accounting to be recorded in earnings in the current period. Rates approved by the Public Utility Commission of Oregon (OPUC) are based on a valuation of all the Company's energy resources, including derivative instruments existing on October 28, 2004 that would settle during the 12-month period from January 1, 2005 to December 31, 2005. Such valuation was based on forward price curves in effect on November 11, 2004 for electricity and natural gas. The timing difference between the recognition of gains and losses on certain derivative instruments and their realization and subsequent recovery in rates is recorded as a regulatory asset or regulatory liability to reflect the effects of regulation under SFAS No. 71. As these contracts are settled, the regulatory asset or regulatory liability is reversed. However, as there is currently no power cost adjustment mechanism in effect for 2005, unrealized gains and losses on new 2005 derivatives are not included in rates, and changes in fair value of derivatives used to set rates, are not deferred as regulatory assets or regulatory liabilities.

In the first three months of 2005, PGE recorded $15 million in net unrealized gains in earnings in its retail portfolio; in addition, a $4 million gain was recorded due to a reduction in the SFAS No. 71 regulatory liability. In the first three months of 2004, PGE recorded $8 million in net unrealized gains in earnings in its retail portfolio; this was partially offset by recording a $6 million SFAS No. 71 regulatory liability.

Derivative activities recorded in OCI for the first quarter of 2005 from cash flow hedges consist of $77 million of net unrealized gains from new contracts and changes in fair value, $1 million in net losses reclassified to earnings for contracts that settled during the period, and $2 million in net gains for the discontinuance of cash flow hedges due to the probability that the original forecasted transactions will not occur. A $67 million SFAS No. 71 regulatory liability was recorded in the first quarter of 2005.

Derivative activities recorded in OCI for the first quarter of 2004 from cash flow hedges consisted of $9 million of unrealized gains from new contracts and changes in fair value, partially offset by $3 million in net gains reclassified in earnings for contracts that settled during the period. A $1 million SFAS No. 71 regulatory liability was recorded in the first quarter of 2004.

Hedge ineffectiveness from cash flow hedges was not material in the first quarters of 2005 and 2004. As of March 31, 2005, the maximum length of time over which PGE is hedging its exposure to such transactions is approximately 77 months. The Company estimates that of the $91 million of net unrealized gains at March 31, 2005, $71 million will be reclassified into earnings within the next twelve months, and $20 million will be reclassified over the remaining 65 months.

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

The following tables indicate unrealized and realized gains and losses on electricity and fuel trading activities and transaction volumes for electricity trading contracts that settled in the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Trading Activities (in millions)

Unrealized Gain (Loss)	$(1)	$(1)
Realized Gain (Loss)	1	1

Net Gain (Loss) in Operating Revenues	$-	$-

Electricity Trading - MWhs (thousands)

Sales	486	3,376
Purchases	486	3,376

Note 4 - Legal and Environmental Matters

Legal Matters

Trojan Investment Recovery - In 1993, following the closure of the Trojan Nuclear Plant, PGE sought full recovery of and a rate of return on its Trojan plant costs, including decommissioning, in a general rate case filing with the OPUC. The filing was a result of PGE's decision earlier in the year to cease commercial operation of Trojan as a part of its least cost planning process. In 1995, the OPUC issued a general rate order (1995 Order) which granted the Company recovery of, and a rate of return on, 87% of its remaining investment in Trojan plant costs, and full recovery of its estimated decommissioning costs through 2011.

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

While the petitions for review of the 1998 Court of Appeals decision were pending at the Oregon Supreme Court, in 2000, PGE, CUB, and the staff of the OPUC entered into agreements to settle the litigation related to PGE's recovery of, and return on, its investment in the Trojan plant. URP did not participate in the settlement. The settlement, which was approved by the OPUC in September 2000, allowed PGE to remove from its balance sheet the remaining before-tax investment in Trojan of approximately $180 million at September 30, 2000, along with several largely offsetting regulatory liabilities. The largest of such amounts consisted of before-tax credits of approximately $79 million in customer benefits related to the previous settlement of power contracts with two other utilities and the approximately $80 million remaining credit due customers under terms of the 1997 merger of Portland General Corporation (PGC) with Enron. The settlement also allows PGE recovery of approximately $47 million in income tax benefits related to the Trojan investment which had been flowed through to customers in prior years; such amount is being recovered from PGE customers, with no return on the unamortized balance, over an approximate five-year period, beginning in October 2000. After offsetting the investment in Trojan with these credits and prior tax benefits, the remaining Trojan regulatory asset balance of approximately $5 million (after tax) was expensed. As a result of the settlement, PGE's investment in Trojan is no longer included in rates charged to customers, either through a return of or a return on that investment. Authorized collection of decommissioning costs of Trojan is unaffected by the settlement agreements or the OPUC orders.

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

In a separate legal proceeding, two class action suits were filed in Marion County Circuit Court against PGE on January 17, 2003 on behalf of two classes of electric service customers. One case seeks to represent current PGE customers that were customers during the period from April 1, 1995 to October 1, 2001 (Current Class) and the other case seeks to represent PGE customers that were customers during the period from April 1, 1995 to October 1, 2001, but who are no longer customers (Former Class). The suits seek damages of $190 million for the Current Class and $70 million for the Former Class, as a result of the inclusion of a return on investment of Trojan in the rates PGE charges its customers. On April 28, 2004, the plaintiffs filed a Motion for Partial Summary Judgment and on July 30, 2004, PGE also moved for Summary Judgment in its favor on all of Plaintiff's claims. On December 14, 2004, the Judge granted the Plaintiff's motion for Class Certification and Partial Summary Judgment and denied PGE's motion for Summary Judgment. PGE filed a proposed order certifying the issue for an interlocutory appeal. An order rejecting the proposed order was entered on February 1, 2005. On March 3, 2005, PGE filed a Petition for an Alternative Writ of Mandamus with the Oregon Supreme Court, asking the Court to take jurisdiction and command the trial Judge to dismiss the complaints or to show cause why they should not be dismissed. On March 29, 2005, PGE filed a second Petition for an Alternative Writ of Mandamus with the Oregon Supreme Court, seeking to overturn the Class Certification. On May 3, 2005, the Oregon Supreme Court granted both Petitions. The parties will file briefs on both Petitions over the next few months. Oral argument before the Oregon Supreme Court is expected in the fall of 2005.

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

On August 31, 2004, the administrative law judge issued an Order (Scoping Order) defining the scope of the proceedings necessary to comply with the Marion County Circuit Court orders remanding this matter to the OPUC. On October 18, 2004, the OPUC affirmed the Scoping Order. On December 20, 2004, the URP and Class Action Plaintiffs filed an application with the OPUC for reconsideration of the Scoping Order. On February 11, 2005, the OPUC denied reconsideration. On April 18, 2005, URP and Linda K. Williams filed a complaint against the OPUC in Marion County Circuit Court challenging the OPUC's affirmation of the Scoping Order.

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

Multnomah County Business Income Taxes - In January 2005, David Kafoury and Kafoury Brothers, LLC filed a class action lawsuit in Multnomah County Circuit Court against PGE on behalf of all PGE customers who were billed on their electric bills and paid amounts for Multnomah County Business Income Taxes (MBIT) after 1996. The plaintiffs allege that during the period 1997 through the third quarter 2004, PGE collected in excess of $6 million from its customers for MBIT that was never paid to Multnomah County. The charges were billed and collected under OPUC rules that allow utilities to collect taxes imposed by the county. As a member of Enron's consolidated income tax return, PGE paid the tax it collected to Enron. The plaintiffs seek a judgment against PGE for restitution of MBIT collected from customers. Plaintiffs also seek interest, recoverable costs, and reasonable attorney fees. The Plaintiffs filed an amended complaint on February 25, 2005, adding claims for fraud, unjust enrichment, conversion, statutory violations, and seeking punitive damages. On February 24, 2005, PGE requested a declaratory ruling from the OPUC on this matter. On March 24, 2005, PGE filed in the Circuit Court a motion to abate or in the alternative to dismiss. Management cannot predict the ultimate outcome of this matter.

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

Note 5 - Related Party Transactions

The tables below detail the Company's related party balances and transactions (in millions):

	March 31, 2005	December 31, 2004
Receivables from affiliated companies
Enron Subsidiaries:
Portland General Holdings, Inc. - in Bankruptcy
Accounts Receivable(a)	$ 5	$ 5
Other Allowance for Uncollectible Accounts (a)	(1)	(1)
PGH II and its subsidiaries - not in Bankruptcy
Accounts Receivable(a)	1	1
Other Allowance for Uncollectible Accounts(a)	(1)	(1)

Payables to affiliated companies
Enron Corp:
Accounts Payable(b)	3	4
Income Taxes Payable(c)	45	21

(a) Included in Accounts and notes receivable on the Consolidated Balance Sheets
(b) Included in Accounts payable and other accruals on the Consolidated Balance Sheets
(c) Included in Accrued taxes on the Consolidated Balance Sheets

For the Three Months Ended March 31	2005	2004

Expenses billed from affiliated companies
Enron Corp:
Intercompany services(a)	$ 1	$ 6

(a) Included in Administrative and other on the Consolidated Statements of Income

Income Taxes Receivable and Payable - As a member of Enron's consolidated income tax return, PGE made income tax payments to Enron for PGE's income tax liabilities. PGE and its subsidiaries ceased to be a member of Enron's consolidated tax group on May 7, 2001. On December 24, 2002, PGE and its subsidiaries again became a member of Enron's consolidated tax group. The $45 million income taxes payable to Enron at March 31, 2005 represents a net current income taxes payable for the first quarter of 2005 that was paid to Enron in April 2005. The $21 million income taxes payable to Enron at December 31, 2004 represents a net current income taxes payable for the fourth quarter of 2004 that was paid to Enron in January 2005.

Intercompany Receivables and Payable - As part of its continuing operations, PGE bills affiliates for various services provided by the Company. These include services provided by PGE employees, as well as other corporate services. In addition, Enron passes through PGE's share of costs related to certain insurance coverage. Transactions with affiliates are subject either to approval of, or confirmation filing requirements with, the OPUC and, as long as PGE is a subsidiary of a registered holding company under PUHCA, the SEC. Under OPUC regulations, services provided to affiliates by PGE are charged at the higher of cost or market, while affiliated services received by PGE are charged at the lower of cost or market. Under SEC regulations, both services provided to, and received from, affiliates are charged at cost. Services will be provided at cost unless there is a conflict between OPUC and SEC regulations, in which case PGE and Enron have agreed not to provide the services until the matter can be resolved.

Enron - Beginning January 1, 2005, administration of the medical/dental benefit and retirement savings plans was returned to PGE from Enron; as a result, Enron no longer passes through costs to PGE for these services. In the first three months of 2005, Enron billed PGE approximately $1 million for insurance coverage and costs related to the resolution of certain employee benefit plan matters (see below). For the same period in 2004, Enron billed PGE approximately $6 million, consisting of $5 million for medical/dental benefits and retirement savings plan matching, and $1 million for insurance coverage.

Enron has continued to incur costs related to the resolution of issues associated with the bankruptcy and litigation with regards to certain employee benefit plans in which PGE employees previously participated. Enron billed PGE for a portion of these costs in 2004 and during the first three months of 2005, as the issues continue to be worked towards resolution. At March 31, 2005, PGE had $3 million payable to Enron related to these costs, including approximately $0.8 million for the first quarter of 2005.

Portland General Holdings, Inc. - in Bankruptcy - On June 27, 2003, PGH, a wholly owned subsidiary of Enron located in Portland, filed to initiate bankruptcy proceedings under the federal Bankruptcy Code. The PGH filing has been procedurally consolidated with the Enron bankruptcy proceeding. No PGH subsidiaries are included in the bankruptcy filing. At March 31, 2005 and December 31, 2004, PGE had outstanding accounts receivable from PGH of $5 million, comprised of $4 million related to employee benefit plans and $1 million for employee and other corporate governance services provided by PGE to PGH in 2002. During 2003, PGE submitted proofs of claim to the Bankruptcy Court for approximately $5 million for employee benefit and corporate governance services. Based on management's assessment of the realizability of the receivable from PGH, a reserve of $2 million was established in December 2002. In June 2004, PGE reduced the reserve by $1 million based on management's then current assessment. PGE will continue to assess the collectibility of this receivable.

PGH II and its Subsidiary - not in Bankruptcy - PGH II, Inc. (PGH II), a wholly owned subsidiary of PGH, is the parent company of Portland General Distribution, LLC (PGDC), a telecommunications company which received services from PGE. PGH II and PGDC are not part of Enron's or PGH's bankruptcy proceedings. As of March 31, 2005 and December 31, 2004, PGE had outstanding accounts receivable from PGDC of $1 million for employee and other corporate governance services, offset by an approximate $0.9 million uncollectible reserve.

In September 2004, PGDC sold substantially all of its assets to an unrelated third party. The proceeds from the sale are expected to repay the unreserved amounts that PGDC owes to PGE.

Other Subsidiaries - PGE also provides services to its consolidated subsidiaries, including funding under a cash management agreement and the sublease of office space in the Company's headquarters complex. Intercompany balances and transactions have been eliminated in consolidation.

PGE maintains no compensating balances and provides no guarantees for related parties.

Note 6 - Receivables and Refunds on Wholesale Market Transactions

Receivables - California Wholesale Market

As of March 31, 2005, PGE has net accounts receivable balances totaling approximately $63 million from the California Independent System Operator (ISO) and the California Power Exchange (PX) for wholesale electricity sales made from November 2000 through February 2001. The Company estimates that the majority of this amount was for sales by the ISO and PX to Southern California Edison Company and Pacific Gas & Electric Company (PG&E).

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

Numerous parties, including PGE, filed requests for rehearing of various aspects of the March 26, 2003 order, including the methodology for the pricing of natural gas. On October 16, 2003, the FERC issued an order reaffirming, in large part, the modified methodology adopted in its March 26, 2003 order. PGE does not agree with the FERC's methodology for determining potential refunds, and on December 20, 2003, the Company appealed the FERC's October 16, 2003 order to the U.S. Ninth Circuit Court of Appeals; several other parties have also appealed the October 16, 2003 order. On May 12, 2004, the FERC issued an order that denied further requests for rehearing of the October 16, 2003 order. Although there continue to be miscellaneous orders issued in the underlying FERC proceeding, the Ninth Circuit Court has now begun to hear the numerous appeals. It has bifurcated appeals of the existing cases into two phases. The first will consider arguments regarding jurisdictional issues and the permissible scope of refund liability, both in terms of the time frame for which refunds were ordered and the types of transactions subject to refund. Briefing and oral argument have been completed on this first phase. The second phase will consider the issues relating to the refund methodology itself. PGE expects that the Court will establish additional phases as the continuing issues remaining before FERC become final and are appealed.

Also on May 12, 2004, the FERC issued a separate order that provided clarification regarding certain aspects of the methodology for California generators to recover fuel costs incurred to generate power that were in excess of the gas cost component used to establish the refund liability. On September 24, 2004, the FERC issued an order that denied requests for rehearing of its May 12, 2004 fuel cost order and also adopted a new methodology to allocate the excess amounts of fuel costs that California generators are permitted to recover. Additional clarifying orders continue to be issued periodically. Under the new allocation methodology of the September 24, 2004 order, PGE could be required to pay additional amounts in those hours when it was a net buyer in California spot markets, thus increasing its net refund liability. PGE does not expect that this order will materially increase the Company's potential refund exposure. Partly as a means of limiting its exposure to additional fuel costs, PGE has opted to become a participant in several settlements filed jointly by large generators and California parties, and approved by the FERC during 2004 and 2005.

In several of its underlying refund orders, the FERC has indicated that if marketers, such as PGE, believe that the level of their refund liability has caused them to incur an overall revenue shortfall for their sales to the ISO and PX during the refund period, they will be permitted to file a cost study to prove that they should be permitted to recover additional revenues in excess of the mitigated prices in order to cover their costs. In December 2004, the FERC requested comments regarding the manner in which such studies should be conducted and the principles that should control. PGE and numerous other parties filed comments and reply comments. Comments in support of aspects of PGE's position were filed by the Oregon and Washington public utility commissions and by the Oregon and Washington senate delegations. A decision by the FERC to adopt PGE's approach to these studies could reduce the Company's ultimate refund liability.

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

Anomalous Bidding Allegations

By order issued on June 25, 2003, the FERC instituted an investigation into allegations of anomalous bidding activities and practices ("economic withholding") on the part of numerous parties, including PGE. The FERC determined that bids above $250 per MW in the period from May 1, 2000 through October 2, 2000 may have violated tariff provisions of the ISO and the PX. The FERC required companies that bid in excess of $250 per MW to provide information on their bids to the FERC investigation staff. PGE responded to the FERC's inquiries, and on May 12, 2004, the FERC investigation staff issued to PGE a letter terminating the investigation as to the Company without further action. On March 10, 2005, certain California parties filed appeals with the Ninth Circuit Court of Appeals, contesting the FERC's conduct of the investigation of the anomalous bidding allegations and the issuance of the dismissal letters.

Pacific Northwest

In the July 25, 2001 order, the FERC also called for a preliminary evidentiary hearing to explore whether there may have been unjust and unreasonable charges for spot market sales of electricity in the Pacific Northwest from December 25, 2000 through June 20, 2001. During that period, PGE both sold and purchased electricity in the Pacific Northwest. In September 2001, upon completion of hearings, the appointed administrative law judge issued a recommended order that the claims for refunds be dismissed. In December 2002, the FERC re-opened the case to allow parties to conduct further discovery. In June 2003, the FERC issued an order terminating the proceeding and denying the claims for refunds. In July 2003, numerous parties filed requests for rehearing of the June 2003 FERC order. In November 2003 and February 2004, the FERC issued orders that denied all pending requests for rehearing. Parties have appealed various aspects of these FERC orders and briefing is ongoing.

Management cannot predict the ultimate outcome of the above matters related to wholesale transactions in California and the Pacific Northwest. However, it believes that the outcome will not have a material adverse impact on the financial condition of the Company, but may have a material impact on the results of operations for future reporting periods.

Note 7 - Enron Bankruptcy

Commencing on December 2, 2001, and from time to time thereafter, Enron, along with certain of its subsidiaries, filed to initiate bankruptcy proceedings under Chapter 11 of the federal Bankruptcy Code. PGE is not included in the bankruptcy, but the common stock of PGE held by Enron is part of the bankruptcy estate.

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

On March 10, 2005, the OPUC issued an order in which it denied Oregon Electric's application to purchase PGE and on April 6, 2005, Enron announced that it had reached an agreement with Oregon Electric to terminate the sale agreement for PGE. As a result, Enron announced that in accordance with the Chapter 11 Plan, new shares of PGE's common stock will be issued over time to the Debtors' creditors that hold allowed claims. For further information, see "Future Ownership of PGE" below.

Management cannot predict with certainty what impact the Chapter 11 Plan may have on PGE. However, the assets and liabilities of PGE will not become part of the Enron estate in bankruptcy.

Notwithstanding the above, PGE may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. These are:

  Amounts Due from Enron and Enron-Supported Affiliates in Bankruptcy - On October 15, 2002, PGE submitted proofs of claim to the Bankruptcy Court for amounts representing intercompany obligations between PGE and Enron and its bankrupt subsidiaries arising prior to the commencement of the bankruptcy case. In December 2004, PGE made a distribution to Enron of all pre-petition amounts owed by Enron and its affiliates, and related proofs of claim, except for those related to PGH. The distribution was made in an effort to eliminate all pre-petition intercompany balances from PGE's books in order to remove the uncertainties regarding the value of the proofs of claim. Following the distribution, PGE's balance sheet at December 31, 2004 was cleared of all pre-petition intercompany balances with Enron and its affiliates, with the exception of PGH. As of March 31, 2005, PGE has outstanding accounts receivable of $5 million due from PGH which is part of the Enron bankruptcy proceedings. Based on management's assessment of the realizability of accounts receivable from PGH, a reserve of $1 million has been established.

  Controlled Group Liability - Enron's bankruptcy has raised questions regarding potential PGE liability for certain employee benefit plan and tax obligations of Enron.

Pension Plans

Funding Status

The pension plan for the employees of PGE (the PGE Plan) is separate from the Enron Corp. Cash Balance Plan (the Enron Plan). At December 31, 2004, the total fair value of PGE Plan assets was $2 million higher than the projected benefit obligation on a SFAS No. 87 (Employers' Accounting for Pensions) basis. In addition, the PGE Plan was over-funded on an accumulated benefit obligation basis by approximately $58 million as of December 31, 2004.

Enron's management has informed PGE that, as of December 31, 2004, the assets of the Enron Plan were less than the present value of all accrued benefits by approximately $48 million on a SFAS No. 87 basis and approximately $166 million on a plan termination basis. The Pension Benefit Guaranty Corporation (PBGC) insures pension plans, including the PGE Plan and the Enron Plan and the pension plans of other Debtors. Enron's management has informed PGE that the PBGC has filed claims in the Enron bankruptcy cases with respect to the Enron Plan and the plans of the other Debtors (Pension Plans). The claims are duplicative in nature because certain liability under the Employee Retirement Income Security Act of 1974, as amended (ERISA) is joint and several. Five of the PBGC's claims represent unliquidated claims for PBGC insurance premiums (the Premium Claims), five are unliquidated claims for due but unpaid minimum funding contributions (the Contribution Claims) under the Internal Revenue Code of 1986, as amended, and ERISA, 26 U.S.C. Section 412, and 29 U.S.C. Section 1082, and the remaining five claims are for unfunded benefit liabilities (the UBL Claims). PBGC has informed the Debtors that it has reduced its aggregate estimate of the UBL Claims for the Pension Plans to $321.8 million, including $240.2 million for the Enron Plan and $64.6 million related to the PGE Plan, although it has not amended the UBL Claims to reflect those amounts. While the PBGC and Enron are in settlement discussions, Enron has created a reserve fund equal to the amount of the maximum PBGC exposure, as delineated in the PBGC UBL Claims, of $321.8 million. This reserve provides security to the PBGC and PGE and other affiliates of Enron against the possibility of PBGC seeking to assert its UBL Claims against Enron's affiliates as set forth below with respect to controlled group liability. Except for one PBGC premium which is not material, the Debtors are current on their PBGC premiums and their minimum funding contributions to the Pension Plans. Therefore, the Debtors' value the Premium Claims and the Contribution Claims at $0. Enron management has informed PGE that the PBGC has informally alleged in pleadings filed with the Bankruptcy Court that the UBL claim related to the Enron Plan could increase by as much as 100%. PBGC has not provided support (statutory or otherwise) for this assertion and Enron management disputes the validity of any such claim.

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

Upon termination of an underfunded pension plan, all of the members of the ERISA controlled group of the plan sponsor become jointly and severally liable for the plan's underfunding. The PBGC can demand payment from one or more of the members of the controlled group. If payment is not made, a lien in favor of the PBGC automatically arises against all of the assets of that member of the controlled group. The amount of the lien is equal to the lesser of the underfunding or 30% of the aggregate net worth of all of the controlled group members. In addition, if the sponsor of a pension plan does not timely satisfy its minimum funding obligation to the pension plan, once the aggregate missed amounts exceed $1 million, a lien in favor of the plan in the amount of the missed funding automatically arises against the assets of every member of the controlled group. In either case, the PBGC may file to perfect the lien and attempt to enforce it against the assets of the plan sponsor and the members of its controlled group. PGE management believes that the lien would be subordinate to prior perfected liens on the assets of the members of the controlled group. Substantially all of PGE's assets are subject to a prior perfected lien in favor of the holders of its First Mortgage Bonds. PGE management believes that any lien asserted by the PBGC would be subordinate to that lien. Based on discussions with Enron management, PGE's management understands that Enron has made all required contributions to date. In addition, the PBGC retains an interest in the proceeds of any sale by Enron of its ownership interest in PGE.

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

On June 2, 2004, the PBGC issued notices to Enron and Enron Facility Services, Inc., an Enron affiliate, stating that the PBGC had determined that the Pension Plans should be terminated. On June 3, 2004, the PBGC filed a complaint (PBGC Complaint) in the District Court for the Southern District of Texas against Enron seeking an order (i) terminating the Pension Plans; (ii) appointing the PBGC the statutory trustee of the Pension Plans; (iii) requiring transfer to the PBGC of all records, assets or other property of the Pension Plans required to determine the benefits payable to the Pension Plans' participants; and (iv) establishing June 3, 2004 as the termination date of the Pension Plans.

The PGE Plan was not included in the above Complaint, nor was PGE issued a similar notice of determination regarding the PGE Plan. The PBGC has taken no action to terminate the PGE Plan.

Unless and until the District Court authorizes the PBGC to terminate the Pension Plans and the PBGC makes a demand on PGE to pay some or all of any unfunded benefit liabilities under the Pension Plans, which would not occur unless the Proposed Pension Settlement (discussed below) is not approved by both the District and Bankruptcy Courts or the parties do not satisfy the terms of the Proposed Pension Settlement, PGE has no liability for the unfunded benefit liabilities and no termination liens arise against any PGE property.

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

  The IRS has completed an audit of Enron's consolidated tax returns for 1996-2001. For years 1996 through 1999, Enron and its subsidiaries generated substantial net operating losses (NOLs). For 2000, Enron and its subsidiaries paid an alternative minimum tax. Enron's 2001 consolidated tax return showed a substantial net operating loss, which was carried back to the tax year 2000, for which Enron seeks a tax refund for taxes paid in 2000. The 2001 loss is also expected to provide Enron and its subsidiaries with substantial NOLs which may be used to offset additional income tax liabilities that may result from future IRS audits for the taxable periods PGE was a member of Enron's consolidated federal income tax returns.

  Enron's 2003 tax return was filed on September 14, 2004. As noted in paragraph B. above, Enron expects to have substantial NOLs from operations in years preceding 2003. Enron had 2003 NOLs sufficient to eliminate Enron's regular income tax and alternative minimum income tax liabilities for 2003. Enron expects to file its 2004 tax return on or before September 15, 2005 and expects to have sufficient NOLs to eliminate its regular income tax for 2004, but expects to pay alternative minimum tax with respect to that year. For calendar year 2005, Enron expects that it will have sufficient NOLs to eliminate regular income tax should it earn positive taxable income for the year. However, such taxable income, if realized, could be subject to the alternative minimum tax.

On March 28, 2003, the IRS filed various proofs of claim for taxes in the Enron bankruptcy, including a claim for approximately $111 million with respect to income tax, interest, and penalties for taxable years in which PGE was included in Enron's consolidated tax return. The IRS has amended the proof of claim to reduce it to $20 million. The IRS and Enron reached a settlement on Enron's 1996-2001 tax liability on January 5, 2005. The settlement, which indicates no net taxes due by Enron to the IRS, eliminates any further assessment of tax, interest or penalties for the years 1996-2001 against any member of the consolidated group in those years in excess of the overpayment currently held by the IRS.

With respect to periods after 2001, the Company is potentially severally liable for post-petition interest as well as any portion of the claim allowed in the bankruptcy that the IRS does not collect from the debtors.

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

Future Ownership of PGE

On April 6, 2005, Enron announced that it has reached an agreement with Oregon Electric to terminate the sale agreement for PGE following the OPUC's denial of Oregon Electric's application to buy PGE's common stock from Enron.

Enron announced that it intends to move forward with plans to issue PGE common stock to its creditors in accordance with the Chapter 11 Plan. As part of this process, current PGE common stock would be cancelled and new PGE common stock would be issued. Initially, at least 30 percent of the new PGE common stock would be issued to the Debtor's creditors that hold allowed claims, with the remainder issued to Steven Forbes Cooper, LLC as disbursing agent, and held in a reserve to be released to the Debtor's creditors that are determined to hold allowed claims in accordance with the Chapter 11 Plan.

Enron stated that the initial issuance of new PGE common stock is not expected to commence until April 2006, but could begin as soon as October 2005. Enron and PGE intend to apply for a listing of the new PGE common stock on a national securities exchange.

Pursuant to the Chapter 11 Plan, Enron's Board of Directors will oversee the process of issuing the new PGE common stock to the Debtor's creditors that hold allowed claims and to the disbursing agent. Such issuance of new PGE common stock is subject to certain conditions and regulatory approvals, including approval by the OPUC and the SEC. Under the Chapter 11 Plan, all shares of new PGE common stock held in reserve will be voted by the Disputed Claims Reserve Overseers (DCRO). Initially, the DCRO is comprised of the same individuals who currently serve on Enron's Board of Directors.

Enron has indicated that, in accordance with Enron's ongoing efforts to maximize the value of the Enron bankruptcy estate, Enron will continue to consider credible offers to purchase PGE's common stock.

Note 8 - New Accounting Standards

On December 21, 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 109-1 (FSP 109-1), Application of FAS 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004 (Act). For companies that pay federal income taxes on manufacturing activities in the United States, the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities (qualified production income or "QPI"). The deduction, which cannot exceed fifty percent of annual wages paid, is phased in as follows: three percent of QPI in 2005-2006, six percent in 2007-2009, and nine percent in 2010 and thereafter. Eligible activity, as defined in the Act, includes oil and gas extraction and electricity and water production (excluding transmission and distribution). Under FSP 109-1, tax deductions on QPI activities are to be treated as special deductions under FAS 109. The application of FSP 109-1 is required in financial statements of entities that have QPI and any effect to deferred tax assets from the reduction of future taxable income for periods ending after the December 21, 2004 effective date. The adoption of FSP 109-1 had no effect on PGE's deferred tax assets as of December 31, 2004. The adoption of FSP 109-1 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143, was issued in March 2005. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The application of FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and requires recognition of the cumulative effect of initial application as a change of accounting principle. In addition, FIN 47 requires disclosure on a pro forma basis in financial statement footnotes as if it had been applied during all periods affected. PGE is evaluating the impact of the application of FIN 47 with respect to its asset retirement obligations.

Note 9 - Trojan Nuclear Plant

Decommissioning

The timing of decommissioning activities at PGE's closed Trojan plant has changed from previous estimates, due primarily to a delay in the completion of a permanent storage facility for spent nuclear fuel and to the acceleration of the planned demolition of major structures at the plant. Spent nuclear fuel is currently maintained in an interim dry storage facility at the plant site until permanent storage becomes available. Due to various factors, completion of the U.S. Department of Energy's long-term repository for the nation's high-level radioactive waste at Yucca Mountain, Nevada, has been delayed. The previous decommissioning plan provided for the shipment of spent fuel to a permanent storage facility by 2018. The updated plan provides for the shipment of spent fuel by 2023, and completion of decommissioning of the interim dry storage facility in 2024. In addition, the Company has decided to accelerate the completion of major structure demolition at the plant from 2018, as previously estimated, to 2008. Such revisions resulted in a net $10 million increase in the Trojan asset retirement obligation, measured at estimated fair value, since the end of 2004. PGE continues to expect that any changes in estimated decommissioning costs will be incorporated in future revenues collected from customers.

The following table indicates balances and activities for the Trojan asset retirement obligation for the first quarter of 2005:

(Millions)

Balance, December 31, 2004	$96
Three Months Ended March 31, 2005:
Estimate Revisions	10
Expenditures	(1)
Accretion - net	(1)
Balance, March 31, 2005	$104

Note 10 - Subsequent Event

In 1983, PGE adopted certain non-qualified deferred compensation arrangements and associated "rabbi" trusts for the benefit of key employees, officers, and directors. PGE, as well as affiliated companies PGC, PGH, and certain of their subsidiary companies had employees who participated in these plans.

Upon the bankruptcy filing by Enron and certain of its affiliates, and the subsequent bankruptcy filing of PGH, payment by those companies of participant benefits earned under the plans by employees of those companies ceased. Plan participants with benefits due from the bankrupt companies sought to have the companies or the trusts commence payments without success. Certain PGH Plan participants indicated their intention to commence a lawsuit against PGE and other parties if they were unable to reach a resolution with respect to their benefit payments.

Enron and representatives of the plan participants reached a settlement that was approved by the Bankruptcy Court on February 24, 2005. As part of the settlement, three new non-qualified plans were adopted by PGE for certain PGH Plan participants. PGE also established a Non-Qualified Benefit Plan Trust for Transferred Liabilities (Trust). On April 4, 2005, PGE assumed the liabilities for these participants from PGH, totaling $6.9 million, on a present value basis. PGE received $8.4 million (net of tax) in compensation for assuming the liabilities, consisting of $7.4 million deposited into the Trust and $1 million paid directly to PGE for ongoing trustee and administrative fees and taxes.

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

Overview

Operations - PGE continues to serve its customers effectively and operate well. Despite the challenges of continued poor hydro conditions, the lack of any power cost adjustment mechanism, and unseasonably warm weather, the Company posted first quarter earnings that exceeded that of each of the last three years. However, an improving local economy is expected to only partially offset the adverse effect of continued poor regional hydro conditions on PGE's financial performance during the remainder of the year. The Company continues to maintain investment-grade ratings on its debt (Fitch raised its ratings on PGE's secured and unsecured debt in March 2005), and has adequate liquidity and stable operating cash flow. PGE recently received high regional and national rankings for power quality and reliability in a major business customer satisfaction study released in this year's first quarter, and the Company continues to pursue improvements in response to the needs and expectations of its customers.

Retail loads during the first quarter of 2005 fell somewhat below both current year projections and last year's first quarter due to warmer-than-normal weather. On a weather-adjusted basis, however, total retail energy sales increased by about 2% from last year's first quarter. Growth in the number of customers served within PGE's service territory partially offset the effect of the first quarter's mild weather.

PGE is continuing its decommissioning activities at the closed Trojan Plant. All large radioactive components have been removed from the site and spent fuel has been safely moved to interim dry storage. The Company has also decided to accelerate the demolition of major structures at the plant, including the cooling tower and those buildings that once housed the plant's turbine, reactor, and spent fuel pool. Termination of the plant's operating license by the NRC, which is pending, will remove the plant from NRC regulation, including on-site inspection and annual fee requirements. However, spent fuel storage activities will continue to be subject to NRC regulation until all nuclear fuel is removed from the site, storage facility decontamination is completed, and the storage installation is fully decommissioned.

Economy - Oregon's economy continues to improve, with 2.1% annual average non-farm payroll growth for the 2003-04 period, twice the national growth rate. The state ranked 11th in employment growth among all 50 states in 2004, moving up to 3rd in January and to 2nd in February this year. This momentum has continued through the year's first quarter, when Oregon employers added almost 22,000 new jobs, a 4% year-over-year gain. These job gains helped cut Oregon's unemployment rate from a high of 8.5% in July 2003 to 7% in December 2004 to 6.2% in March 2005. PGE continues to experience customer growth, adding over 3,600 retail customers in this year's first quarter, and is working proactively to promote economic growth and business development within the Company's service territory.

Power Supply - Regional hydro conditions have remained significantly below normal during the first quarter of 2005, with current projections indicating continued deterioration from levels of recent years. Both the Clackamas and Deschutes river systems, where PGE's hydro generation facilities are located, are projected to remain significantly below last year's levels. During the first quarter of 2005, PGE effectively utilized its mix of generating assets, presence in the wholesale marketplace, and operational expertise to meet load requirements and partially offset the adverse financial effects of the region's dry weather. To the extent that hydro conditions utilized in power cost projections for setting customer rates are not realized, PGE's power costs will increase, as higher power purchase and thermal generating plant costs, driven by rising demand and prices for natural gas and other fuel, will be incurred as the Company continues to meet its load requirements.

Under the Resource Valuation Mechanism process, by which retail rates are adjusted annually for changes in projected power costs, PGE has submitted a preliminary filing to the OPUC of its estimated 2006 power costs. Current projections, which will be finalized in November, indicate an approximate 3% to 4% average retail price increase (including the effect of all credits and adjustments), beginning next year. In addition, the Company has requested OPUC consideration of a Hydro Generation Adjustment tariff that would allow rate adjustments reflecting changes in power costs caused by variations in hydro conditions, and currently has a hydro cost deferral application for 2005 pending with the Commission.

PGE continues to implement its Integrated Resource Final Action Plan, which received formal acknowledgement from the OPUC in 2004. The plan contains specific resource actions to meet the future electricity needs of customers, including construction of the 350 MWa natural gas-fired plant at Port Westward in Columbia County, Oregon, long-term power purchase agreements, and increased use of renewable energy resources. These actions provide competitive and reliable sources of supply for PGE customers.

Proposed Sale of PGE - Enron's proposed sale of PGE to Oregon Electric was denied by the OPUC and the parties have terminated their sale agreement. Enron has announced its intent to move forward with the issuance of PGE common stock to the Debtor's creditors that hold allowed claims, in accordance with Enron's bankruptcy plan. The initial distribution is not expected to commence until April 2006, although it may begin as soon as October 2005. Enron has also indicated that it will continue to consider credible offers to purchase PGE's common stock. For further information, see "Enron Bankruptcy - Future Ownership of PGE" in "Financial and Operating Outlook" of this Item 2.

Results of Operations

The following review of PGE's results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and natural gas costs, quarterly operating earnings are not necessarily indicative of results to be expected for calendar year 2005.

2005 Compared to 2004 for the Three Months Ended March 31

PGE's net income in the first quarter of 2005 was $38 million, compared to $32 million in the first quarter of 2004. The increase was due primarily to improved margins on energy sales resulting from economic decisions related to the utilization of the Company's thermal generating assets and activities in the wholesale marketplace, which more than offset the adverse effect of continued poor regional hydro conditions and the impact of mild weather on retail energy sales during the first quarter of 2005.

The following table summarizes Operating Revenues and Energy Sold and Delivered for the first quarter of 2005 and 2004:

	Three Months Ended March 31,
Operating Revenues	2005	2004	Increase/ (Decrease)
(In Millions)

Retail Operating Revenues:
Retail	$ 337	$ 346	$ (9)
Direct Access Customer Revenues	-	2	(2)
Total Retail Revenues	337	348	(11)
Wholesale (Non-Trading)	27	39	(12)
Other Operating Revenues:
Trading Activities - net	-	-	-
Other	7	8	(1)
Total Operating Revenues	$ 371	$ 395	$ (24)

Energy Sold and Delivered
(In Thousands of MWhs)

Retail Energy Deliveries
Retail Energy Sales	4,524	4,631	(107)
Energy Delivered to Direct Access Customers	282	175	107
Total Retail Energy Deliveries	4,806	4,806	-
Wholesale (Non-Trading)	613	927	(314)
Trading Activities	486	3,376	(2,890)
Total Energy Sold and Delivered	5,905	9,109	(3,204)

Retail revenues decreased by approximately 2.6% from the first quarter of last year, primarily as the result of lower energy sales. The decline in energy sales was attributable to warmer weather in the first quarter of 2005 as well as to an increase in the number of commercial and industrial customers (Direct Access Customers) who chose to purchase their energy requirements from ESSs, as provided by Oregon's electricity restructuring law. Retail energy sales decreased about 2.3%, as residential sales declined about 4% and commercial and industrial sales declined by about 0.8% and 1.2%, respectively. An approximate 13,000 increase in customers served since the end of last year's first quarter, along with a 1.4% average rate increase for 2005, partially offset the effect of the above reductions in energy sales during this year's first quarter. (See "Resource Valuation Mechanism" in "Financial and Operating Outlook" of this Item 2. for further information).

Direct Access Customer Revenues consist of service charges for energy delivered to commercial and industrial customers who have selected direct access and energy supply from ESSs. The decrease in Direct Access Customer Revenues in this year's first quarter was attributable to "transition adjustment" credits for ESS customers, related to the difference between the cost and market value of energy delivered, as provided by the restructuring law. The increase in related energy deliveries was due to an increase in the number of commercial and industrial customers who purchase their electricity from ESSs, including a single large industrial customer that accounted for about 20% of the increase.

Wholesale revenues decreased by about 31% from last year's first quarter due to an approximate 34% reduction in wholesale electricity sales. This was partially offset by a 6% increase in average prices, resulting from both higher natural gas prices and a reduction in regional hydro availability.

The decrease in Other Operating Revenues from last year's first quarter was caused primarily by reduced margins on the sale of natural gas in excess of generating plant requirements, related to economic decisions that resulted in increased combustion turbine generation in this year's first quarter. This was partially offset by increased revenue from the sale of transmission capacity not currently required to serve existing load.

Purchased Power and Fuel expense decreased $36 million (20%) from last year's first quarter. The decrease was due primarily to a reduction in wholesale power purchased to meet a lower total system load requirement and higher unrealized gains from derivative instruments (for further information, see "Power and Fuel Supply - Price Risk Management" in "Financial and Operating Outlook" of this Item 2). Partially offsetting the effect of a decrease in system load was an approximate 1% increase in PGE's average variable power cost for the quarter due to increases in the average price of both term and spot market purchases. Company generation decreased about 7% from that of last year's first quarter. A 30% decrease in PGE hydro production (due to lower stream flows) and a 3% decrease in coal-fired generation were partially offset by an increase in combustion turbine generation. Total generation met approximately 45% of PGE's retail load during the first quarter of 2005, compared to 48% last year.

The following table indicates PGE's total system load (including both retail and wholesale but excluding energy trading contracts) for the first quarter of 2005 and 2004.

	Megawatt/Variable Power Costs
	Megawatt-Hours (thousands)		Average Variable Power Cost (Mills/kWh)

	2005	2004	2005	2004
Generation	2,215	2,378	12.7	12.7
Term Purchases	3,144	3,125	34.3	33.6
Spot Purchases	157	399	51.3	42.3
Total Send-Out	5,516	5,902	28.5*	28.3*

(*includes wheeling costs)

Production, distribution, administrative and other expenses increased $2 million (3%) from the first quarter of 2004 primarily due to increased employee benefit expenses, including medical and pension costs. This was partially offset by a reduction in service restoration costs related to the five-day snow and ice storm in January 2004.

Depreciation and Amortization expense increased $1 million due to increased depreciation of utility plant, due to normal property additions, and to increased amortization of regulatory assets.

Income taxes increased $4 million primarily due to higher taxable income.

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

Cash provided by operating activities totaled $168 million in the first quarter of 2005 compared to $99 million in the same period last year. The increase was due primarily to a $43 million increase in cash collateral deposits received from certain wholesale customers, a $17 million increase in amounts received for electricity sales, the liquidation of a $10 million investment in debt securities, a $7 million decrease in income tax payments to Enron, and a $2 million decrease in interest payments. These items were partially offset by a $10 million increase in payments for power and fuel purchases.

Cash from operations was invested primarily in government money market funds and short-term commercial paper at March 31, 2005. Such investments are consistent with PGE's investment objectives to preserve principal, maintain liquidity, and diversify risk. Company investments are limited to investment grade securities (primarily short term) within guidelines approved by PGE's Board of Directors.

Investing Activities consist primarily of improvements to PGE's distribution, transmission, and generation facilities. The $16 million increase in capital expenditures in the first three months of 2005 is primarily attributable to improvements and expansion of PGE's distribution system to support both new and existing customers within the Company's service territory, relicensing expenditures, and initial construction costs of Port Westward.

Financing Activities provide supplemental cash for both day-to-day operations and capital requirements as needed. PGE relies on cash from operations, borrowings under its revolving credit facilities, and long-term financing activities to support such requirements.

During the first quarter of 2005, PGE repaid $3 million of conservation bonds. No cash dividends on common stock were declared or paid in the first three months of 2005 or 2004.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Company's Articles of Incorporation and the Indenture of Mortgage and Deed of Trust securing the bonds. As of March 31, 2005, PGE has the capability to issue additional preferred stock and First Mortgage Bonds in amounts sufficient to meet its anticipated capital and operating requirements.

PGE has two revolving credit facilities with a group of commercial banks totaling $150 million, consisting of a $50 million 364-day facility and a $100 million three-year facility. The facilities, both of which are unsecured, each contain material adverse effect clauses and financial covenants that limit consolidated indebtedness, as defined in the facilities, to 60% of total capitalization. In addition, the three-year facility requires that PGE maintain an interest coverage ratio, as defined in the facility, of not less that 3.00:1. At March 31, 2005, the Company's indebtedness to total capitalization and interest coverage ratios, as calculated under the facilities, were 40.1% and 6.69:1, respectively. The 364-day facility contains a "term out" option that would allow the Company to extend the final maturity of amounts outstanding at the facility expiration date for up to one additional year. Under the three-year credit facility, PGE has the option to issue letters of credit, in addition to borrowings, totaling up to the $100 million. At March 31, 2005, the Company had utilized approximately $23 million in letters of credit, $14 million related to wholesale trading activities and $9 million related to Port Westward. The agreements provide for borrowings at a variable interest rate and require quarterly facility fees based on the Company's unsecured credit rating. In addition, the agreements provide for termination of the banks' obligation, and the full repayment of any outstanding balances, in the event of the sale of the Company's common stock or other changes in control, as defined in the agreements. The facilities allow PGE to pay cash dividends on common stock, subject to certain restrictions. PGE expects to replace its current revolving credit facilities in the second quarter of 2005.

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

PGE's financial objectives have been established by the Company's management and approved by its Board of Directors. Such objectives include the balancing of debt and equity to maintain a low weighted average cost of capital while retaining sufficient flexibility to meet the Company's financial obligations. PGE's objective is to maintain a common equity ratio (common equity to total consolidated capitalization, including current debt maturities) of approximately 50%. Achievement of this objective while sustaining sufficient cash flow are necessary to maintain acceptable credit ratings and allow access to long-term capital at attractive interest rates. PGE's common equity ratios were 58.8% and 58.2% at March 31, 2005 and December 31, 2004, respectively.

As previously indicated, a significant portion of cash provided by operations consists of depreciation and amortization of utility plant which is recovered in rates. PGE estimates recovery of such charges to approximate $210 million to $230 million annually over the period 2005-2007. Combined with all other sources, total cash provided by operations is estimated to range from $265 million to $310 million annually during the 2005-2007 period.

The following table indicates PGE's projected primary cash requirements for the years indicated (in millions):

	2005	2006	2007

Capital expenditures (*)	$300 - $320	$300 - $320	$225 - $245
Long-term debt maturities	$30	$11	$70

(*) Includes expenditures related to the construction of Port Westward (approximately $116 for 2005, $116 for 2006, and $15 for 2007).

Cash flow from operations in excess of cash requirements may be used to fund costs associated with securing new energy resources. Additional liquidity is available under the Company's revolving credit facilities. Declaration and payment of common stock dividends in 2005 is also being considered.

Credit Ratings

PGE's secured and unsecured debt are rated at investment grade by Moody's Investors Service (Moody's), Standard and Poor's (S&P), and Fitch Ratings (Fitch).

PGE 's current credit ratings are as follows:

	Moody's	S&P	Fitch

First Mortgage Bonds	Baa2	BBB+	A-
Senior unsecured debt	Baa3	BBB	BBB+
Preferred stock	Ba2	BBB-	-
Commercial paper	Prime-3	A-2	F-2

Outlook:	Developing	Developing	Stable

In March 2005, following the OPUC's denial of Oregon Electric's application to purchase PGE, S&P affirmed its credit ratings on PGE and changed the Outlook from CreditWatch with negative implications to Developing. Also in March 2005, Fitch raised the ratings of PGE's senior secured and unsecured debt and preferred stock and assigned a rating on PGE's short-term debt. In addition, the Outlook was changed to Stable. The preferred stock rating was withdrawn based on the minimal amount of securities outstanding.

Should Moody's and S&P (or both) reduce the credit rating on PGE's unsecured debt to below investment grade, the Company could be subject to requests by certain of its wholesale counterparties to post additional performance assurance collateral. On March 31, 2005, PGE had posted approximately $15 million of collateral, consisting of $14 million in letters of credit and $1 million in cash. Based on the Company's non-trading and trading portfolios, estimates of current energy market prices, and the current level of collateral outstanding, as of March 31, 2005, the approximate amount of additional collateral that could be requested upon a single agency downgrade event to below investment grade is approximately $19 million and decreases to approximately $1 million by year-end 2005. The approximate amount of additional collateral that could be requested upon a dual agency downgrade event to below investment grade is approximately $26 million and decreases to approximately $2 million by year-end 2005.

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

In order to increase the degree of insulation between PGE and Enron, in September 2002 PGE created a new class of Limited Voting Junior Preferred Stock and issued a single share of such stock to an independent party. The stock has voting rights which limit PGE's right to commence a voluntary bankruptcy proceeding without the consent of the holder of the share.

Although measures of PGE's financial performance, including financial ratios, remain strong, due to continuing uncertainty regarding the impact of Enron's Chapter 11 Plan on PGE, management is unable to predict what actions, if any, will be taken by the rating agencies in the future. However, since Enron's Chapter 11 Plan has become effective, the assets and liabilities of PGE will not become part of the Enron estate in bankruptcy.

Financial and Operating Outlook

Retail Customer Growth and Energy Deliveries

Weather adjusted retail energy deliveries to PGE and ESS customers increased approximately 2% for the three months ended March 31, 2005, compared to the same period last year. The increase was due primarily to 2.3% and 6.5% increases, respectively, for commercial and industrial customers. Increased industrial usage was largely attributable to a single large customer that normally generates its own power requirements. Weather adjusted residential energy sales were flat compared to the first quarter of 2004, as an approximate 13,600 increase in the average number of customers served during this year's first quarter was offset by a decrease in average energy use. PGE forecasts total weather adjusted energy deliveries to PGE and ESS customers in 2005 to increase by approximately 2% from last year.

Power and Fuel Supply

Hydro conditions in the region during the first quarter of 2005 remain below normal levels. Volumetric water supply forecasts for the Pacific Northwest, prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies, indicate the January-to-July runoff (as measured at The Dalles, Oregon) at 69% of normal, compared to actual runoffs of 77% in 2004 and 83% in 2003. In 2005, hydro conditions in the Clackamas and Deschutes river systems, where PGE's facilities are located, are projected to be 51% and 74% of normal, respectively, compared to actual runoffs of approximately 82% and 87% of normal, respectively, in 2004.

PGE generated 45% of its retail load requirement in the first quarter of 2005, with 37% met with thermal generation and the remaining 8% with hydro generation; short- and long-term purchases were utilized to meet the remaining load. PGE's ability to purchase power in the wholesale market, along with its base of thermal and hydroelectric generating capacity, currently provides the flexibility to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers.

Additional factors that could affect the availability and price of purchased power and fuel include weather conditions in the Northwest during winter months and in the Southwest during summer months, as well as the performance of major generating facilities in both regions.

Price Risk Management - As PGE's primary business is to serve its retail customers, it uses derivative instruments to manage its exposure to commodity price risk and to minimize net power costs for customers. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, PGE records unrealized gains and losses in earnings in the current period for derivative instruments that do not qualify for either the normal purchases and normal sales exception or cash flow hedge accounting. Derivative instruments that qualify for the normal purchases and normal sales exception are recorded in earnings on a settlement basis, and cash flow hedges are recorded in OCI until they can offset the related results on the hedged item in the income statement.

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

Enron Bankruptcy

Bankruptcy Proceedings and Chapter 11 Plan

Commencing in December 2001, and from time to time thereafter, Enron and certain of its subsidiaries (Debtors) filed for bankruptcy under Chapter 11 of the federal Bankruptcy Code. PGE is not included in the bankruptcy, but the common stock of PGE held by Enron is part of the bankruptcy estate.

The Chapter 11 plan (Chapter 11 Plan) became effective on November 17, 2004. It and the related disclosure statement provide information about the assets that are in the bankruptcy estate, including the common stock of PGE, and how those assets will be distributed to the creditors. They are available at Enron's website located at www.enron.com/corp/por and the Bankruptcy Court's website located at www.nysb.uscourts.gov and at the website maintained at the direction of the Bankruptcy Court at www.elaw4enron.com.

Future Ownership of PGE

On April 6, 2005, Enron announced that it has reached an agreement with Oregon Electric to terminate the sale agreement for PGE following the OPUC's denial of Oregon Electric's application to buy PGE's common stock from Enron.

Enron announced that it intends to move forward with plans to issue PGE common stock to its creditors in accordance with the Chapter 11 Plan. As part of this process, current PGE common stock would be cancelled and new PGE common stock would be issued. Initially, at least 30 percent of the new PGE common stock would be issued to the Debtor's creditors that hold allowed claims, with the remainder issued to Steven Forbes Cooper, LLC as disbursing agent, and held in a reserve to be released to the Debtor's creditors that are determined to hold allowed claims in accordance with the Chapter 11 Plan.

Enron has indicated that the initial issuance of new PGE common stock is not expected to commence until April 2006, but could begin as soon as October 2005. Enron and PGE intend to apply for a listing of the new PGE common stock on a national securities exchange.

Pursuant to the Chapter 11 Plan, Enron's Board of Directors will oversee the process of issuing the new PGE common stock to the Debtor's creditors that hold allowed claims and to the disbursing agent. Such issuance of new PGE common stock is subject to certain conditions and regulatory approvals, including approval by the OPUC and the SEC. All shares of new PGE common stock held in reserve will be voted by the Disputed Claims Reserve Overseers (DCRO). Initially, the DCRO is comprised of the same individuals who currently serve on Enron's Board of Directors.

Enron has indicated that, in accordance with Enron's ongoing efforts to maximize the value of the Enron bankruptcy estate, Enron will continue to consider credible offers to purchase PGE's common stock.

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

In addition to the general effects discussed above, PGE may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. These are:

1. Amounts Due from Enron and Enron-Supported Affiliates in Bankruptcy - On October 15, 2002, PGE submitted proofs of claim to the Bankruptcy Court for amounts representing intercompany obligations between PGE and Enron and its bankrupt subsidiaries arising prior to the commencement of the bankruptcy case. In December 2004, PGE made a distribution to Enron of all pre-petition amounts owed by Enron and its affiliates, and related proofs of claim, except for those related to PGH. The distribution was made in an effort to eliminate all pre-petition intercompany balances from PGE's books in order to remove the uncertainties regarding the value of the proofs of claim. Following the distribution, PGE's balance sheet was cleared of all pre-petition intercompany balances with Enron and its affiliates, with the exception of PGH. As of March 31, 2005, PGE has outstanding accounts receivable of $5 million due from PGH. Based on management's assessment of the realizability of accounts receivable from PGH, a reserve of $1 million has been established.

2. Controlled Group Liability - Enron's bankruptcy has raised questions regarding potential PGE liability for certain employee benefit plans and tax obligations of Enron.

Pension Plans

Funding Status

The pension plan for the employees of PGE (the PGE Plan) is separate from the Enron Corp. Cash Balance Plan (the Enron Plan). At December 31, 2004, the total fair value of PGE Plan assets was $2 million higher than the projected benefit obligation on a SFAS No. 87 (Employers' Accounting for Pensions) basis. In addition, the PGE Plan was over-funded on an accumulated benefit obligation basis by approximately $58 million as of December 31, 2004.

Enron's management has informed PGE that, as of December 31, 2004, the assets of the Enron Plan were less than the present value of all accrued benefits by approximately $48 million on a SFAS No. 87 basis and approximately $166 million on a plan termination basis. The PBGC insures pension plans, including the PGE Plan and the Enron Plan and the pension plans of other Debtors. Enron's management has informed PGE that the PBGC has filed claims in the Enron bankruptcy cases with respect to the Enron Plan and the plans of the other Debtors (Pension Plans). The claims are duplicative in nature because certain liability under ERISA is joint and several. Five of the PBGC's claims represent unliquidated claims for PBGC insurance premiums (the Premium Claims), five are unliquidated claims for due but unpaid minimum funding contributions (the Contribution Claims) under the Internal Revenue Code of 1986, as amended, and ERISA, 26 U.S.C. Section 412, and 29 U.S.C. Section 1082, and the remaining five claims are for unfunded benefit liabilities (the UBL Claims). PBGC has informed the Debtors that it has reduced its aggregate estimate of the UBL Claims for the Pension Plans to $321.8 million, including $240.2 million for the Enron Plan and $64.6 million related to the PGE Plan, although it has not amended the UBL Claims to reflect those amounts. While the PBGC and Enron are in settlement discussions, Enron has created a reserve fund equal to the amount of the maximum PBGC exposure, as delineated in the PBGC UBL Claims, of $321.8 million. This reserve provides security to the PBGC and PGE and other affiliates of Enron against the possibility of PBGC seeking to assert its UBL Claims against Enron's affiliates as set forth below with respect to controlled group liability. Except for one PBGC premium which is not material, the Debtors are current on their PBGC premiums and their minimum funding contributions to the Pension Plans. Therefore, the Debtors' value the Premium Claims and the Contribution Claims at $0. Enron management has informed PGE that the PBGC has informally alleged in pleadings filed with the Bankruptcy Court that the UBL claim related to the Enron Plan could increase by as much as 100%. PBGC has not provided support (statutory or otherwise) for this assertion and Enron management disputes the validity of any such claim.

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

Upon termination of an underfunded pension plan, all of the members of the ERISA controlled group of the plan sponsor become jointly and severally liable for the plan's underfunding. The PBGC can demand payment from one or more of the members of the controlled group. If payment is not made, a lien in favor of the PBGC automatically arises against all of the assets of that member of the controlled group. The amount of the lien is equal to the lesser of the underfunding or 30% of the aggregate net worth of all of the controlled group members. In addition, if the sponsor of a pension plan does not timely satisfy its minimum funding obligation to the pension plan, once the aggregate missed amounts exceed $1 million, a lien in favor of the plan in the amount of the missed funding automatically arises against the assets of every member of the controlled group. In either case, the PBGC may file to perfect the lien and attempt to enforce it against the assets of the plan sponsor and the members of its controlled group. PGE management believes that the lien would be subordinate to prior perfected liens on the assets of the members of the controlled group. Substantially all of PGE's assets are subject to a prior perfected lien in favor of the holders of its First Mortgage Bonds. PGE management believes that any lien asserted by the PBGC would be subordinate to that lien. In addition, the PBGC retains an interest in the proceeds of any sale by Enron of its ownership interest in PGE.

On January 30, 2004, the Bankruptcy Court entered an order authorizing Enron and certain of its affiliated Debtors to contribute $200 million to the Pension Plans and terminate them in a manner that should eliminate the PBGC's claims. However, there can be no assurance that Enron will have the ability to obtain funding for accrued benefits on acceptable terms, that certain funding contingencies will be met, or that the required government agencies that review pension plan terminations will approve the termination of the Pension Plans. If the proposal to fund and terminate the Enron Plan is approved and consummated, it should eliminate any need for the PBGC to attempt to collect from PGE any liability related to the Enron Plan.

On June 2, 2004, the PBGC issued notices to Enron and Enron Facility Services, Inc., an Enron affiliate, stating that the PBGC had determined that the Pension Plans should be terminated. On June 3, 2004, the PBGC filed a complaint (PBGC Complaint) in the District Court for the Southern District of Texas against Enron seeking an order (i) terminating the Pension Plans; (ii) appointing the PBGC the statutory trustee of the Pension Plans; (iii) requiring transfer to the PBGC of all records, assets or other property of the Pension Plans required to determine the benefits payable to the Pension Plans' participants; and (iv) establishing June 3, 2004 as the termination date of the Pension Plans.

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

  The IRS has completed an audit of Enron's consolidated tax returns for 1996-2001. For years 1996 through 1999, Enron and its subsidiaries generated substantial net operating losses (NOLs). For 2000, Enron and its subsidiaries paid an alternative minimum tax. Enron's 2001 consolidated tax return showed a substantial net operating loss, which was carried back to the tax year 2000, for which Enron seeks a tax refund for taxes paid in 2000. The 2001 loss is also expected to provide Enron and its subsidiaries with substantial NOLs which may be used to offset additional income tax liabilities that may result from future IRS audits for the taxable periods PGE was a member of Enron's consolidated federal income tax returns.

  Enron's 2003 tax return was filed on September 14, 2004. As noted in paragraph B. above, Enron expects to have substantial NOLs from operations in years preceding 2003. Enron had 2003 NOLs sufficient to eliminate Enron's regular income tax and alternative minimum income tax liabilities for 2003. Enron expects to file its 2004 tax return on or before September 15, 2005 and expects to have sufficient NOLs to eliminate its regular income tax for 2004, but expects to pay alternative minimum tax with respect to that year. For calendar year 2005, Enron expects that it will have sufficient NOLs to eliminate regular income tax should it earn positive taxable income for the year. However, such taxable income, if realized, could be subject to the alternative minimum tax.

On March 28, 2003, the IRS filed various proofs of claim for taxes in the Enron bankruptcy, including a claim for approximately $111 million with respect to income tax, interest, and penalties for taxable years in which PGE was included in Enron's consolidated tax return. The IRS has amended the proof of claim to reduce it to $20 million. The IRS and Enron reached a settlement on Enron's 1996-2001 tax liability on January 5, 2005. The settlement, which indicates no net taxes due by Enron to the IRS, eliminates any further assessment of tax, interest or penalties for the years 1996-2001 against PGE and any other member of the consolidated group in those years in excess of the overpayment currently held by the IRS.

With respect to periods after 2001, PGE is potentially severally liable for post-petition interest, as well as any portion of the claim allowed in the bankruptcy that the IRS does not collect from the debtors.

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

PGE management cannot predict with certainty what impact the Chapter 11 Plan may have on PGE. However, the assets and liabilities of PGE will not become part of the Enron estate in bankruptcy.

Threatened Litigation - Non-Qualified Benefit Plans

In 1983, PGE adopted certain non-qualified deferred compensation arrangements and associated "rabbi" trusts for the benefit of key employees, officers, and directors. In 1989, sponsorship of these arrangements was transferred to PGC (which was subsequently merged into Enron in 1997) and in 1997 sponsorship was transferred to PGH. Although plan sponsorship was transferred, PGE continued to participate in these plans as a participating employer for the benefit of its own employees. PGC, PGH, and certain of their subsidiary companies also had employees who participated in these plans. The plan documents specifically provide that: (1) a participating employer's obligation under the plans shall be that of an unfunded and unsecured promise to pay money in the future; and, (2) the payment of a participant's benefit pursuant to the plan shall be borne solely by the participating employer that employs the participant and reports the participant as being on its payroll during the accrual or increase of the plan benefit, and no liability for the payment of any plan benefit shall be incurred by reason of plan sponsorship or participation except for the plan benefits of a participating employer's own employees. Upon the bankruptcy filing by Enron and certain of its affiliates, and the subsequent bankruptcy filing of PGH, payment by those companies of participant benefits under these plans ceased. Since PGE is not in bankruptcy, benefit payments to participants due benefits from PGE have continued. Plan participants with benefits due from the bankrupt companies sought to have the companies or the trusts commence payments without success. Certain of these Plan participants indicated their intention to commence a lawsuit against PGE and other parties if they are unable to reach a resolution with respect to their benefit payments.

Enron and representatives of the plan participants reached a settlement that was approved by the Bankruptcy Court on February 24, 2005. The settlement included a release of any claims against PGE by the plan participants. Under the settlement, PGE received approximately $8.4 million (net of tax) in compensation for assuming the administration and payment of non-qualified benefit plan obligations for certain PGH plan participants.

Public Ownership Initiatives

City of Portland

Following the termination of the agreement for the sale of PGE to Oregon Electric, the City of Portland publicly announced that it intends to actively pursue the acquisition of PGE.

State of Oregon

The Oregon legislature is considering the creation of a public corporation (Oregon Community Power) to buy and operate PGE, to be financed by revenue bonds. In addition, the state's governor has put together a work group to examine the different roles the state might play in the future of PGE, and has outlined certain key principles for any new public or private plan to acquire the Company.

Other

A group of customers and business leaders has recently formed Oregon Mutual Utility Development, Inc., which has proposed a plan to purchase the common stock of PGE and convert the Company to mutual ownership by the Company's ratepayers.

Complaint to OPUC - Income Taxes

On March 7, 2003, the URP and Linda K. Williams (Complainants) filed a petition to open an investigation and a complaint with the OPUC with respect to the amount of federal, state, and local income taxes paid by PGE since 1997. On March 31, 2003, the OPUC rejected the request for an investigation and on July 9, 2003 issued an order that dismissed the complaint. On September 22, 2003, the OPUC denied the Complainants' request for reconsideration. On December 23, 2003, the URP appealed to the Marion County Circuit Court the OPUC decision not to investigate PGE's tax payments, and on June 4, 2004 the Court reversed the OPUC decision and remanded the matter to the OPUC to proceed on Complainants' allegation that the estimates included in rates for taxes was based on fraud and deceit. On April 5, 2005, the Complainants voluntarily withdrew their complaint, and on April 26, 2005 the OPUC entered an order dismissing the complaint and closing the matter.

Class Action Lawsuit - Multnomah County Business Income Taxes

On January 18, 2005, David Kafoury and Kafoury Brothers, LLC filed a class action lawsuit in Multnomah County Circuit Court against PGE on behalf of all PGE customers who were billed on their electric bills and paid amounts for Multnomah County Business Income Taxes (MBIT) after 1996. The plaintiffs allege that during the period 1997 through the third quarter 2004, PGE collected in excess of $6 million from its customers for MBIT that was never paid to Multnomah County. The charges were billed and collected under OPUC rules that allow utilities to collect taxes imposed by the county. As a member of Enron's consolidated income tax return, PGE paid the tax it collected to Enron. The plaintiffs seek a judgment against PGE for restitution of MBIT collected from customers. Plaintiffs also seek interest, recoverable costs, and reasonable attorney fees. The Plaintiffs filed an amended complaint on February 25, 2005, adding claims for fraud, unjust enrichment, conversion, statutory violations, and seeking punitive damages. On February 24, 2005, PGE requested a declaratory ruling from the OPUC on this matter. On March 24, 2005, PGE filed in the Circuit Court a motion to abate or in the alternative to dismiss. Management cannot predict the ultimate outcome of this matter.

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

Preliminary Power Cost Filing - 2006 On April 1, 2005, PGE submitted an RVM filing with the OPUC containing an estimate of 2006 power costs based upon preliminary information that will be updated later in 2005. Preliminary estimates indicate an approximate 3% to 4% average retail price increase (including the effect of all credits and adjustments), due largely to substantial increases in the cost of wholesale power and continued high prices for natural gas.

Power Cost Adjustment Mechanism - 2001

To address the impact of price volatility in the 2000-2001 wholesale power and natural gas markets, the OPUC authorized PGE to defer for later recovery from retail customers actual net variable power costs which differed from certain baseline amounts approved by the Commission. Under the power cost adjustment mechanism, which covered the period January through September 2001, PGE's net variable power costs, as calculated under terms approved by the OPUC, exceeded the baseline. The Company received OPUC approval to recover the approximate $91 million balance (including interest) over a 3 1/2-year period (April 2002 - September 2005). At March 31, 2005, the remaining balance to be collected was approximately $14 million. PGE did not have a power cost adjustment mechanism in place for 2004 and has none currently in place for 2005.

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

On April 11, 2005, PGE and OPUC Staff entered into stipulations in both the Hydro Generation Adjustment and deferral application proceedings described above; other parties in the proceedings did not enter into the stipulations. The stipulations agree to and request that the OPUC adopt a temporary System Dispatch Power Cost Adjustment Mechanism to defer for future recovery in rates a portion of power cost changes caused by variations in hydro generation and natural gas plant operations in calendar years 2005 and 2006. A procedural schedule has been adopted for consideration of the stipulations by the Commission.

Decisions by the OPUC in the above proceedings are expected in 2005.

Nuclear Decommissioning

The timing of decommissioning activities at PGE's closed Trojan plant has changed from previous estimates, due primarily to a delay in the completion of a permanent storage facility for spent nuclear fuel and to the acceleration of the planned demolition of major structures at the plant. Spent nuclear fuel is currently maintained in an interim dry storage facility at the plant site until permanent storage becomes available. Due to various factors, completion of the U.S. Department of Energy's long-term repository for the nation's high-level radioactive waste at Yucca Mountain, Nevada, has been delayed. The previous decommissioning plan provided for the shipment of spent fuel to a permanent storage facility by 2018. The updated plan provides for the shipment of spent fuel by 2023, and completion of decommissioning of the interim dry storage facility in 2024. In addition, the Company has decided to accelerate the completion of major structure demolition at the plant from 2018, as previously estimated, to 2008. Such revisions resulted in a net $10 million increase in the Trojan asset retirement obligation, measured at estimated fair value, since the end of 2004. PGE continues to expect that any changes in estimated decommissioning costs will be incorporated in future revenues collected from customers.

Receivables and Refunds on Wholesale Market Transactions

Receivables - California Wholesale Market

As of December 31, 2004, PGE has net accounts receivable balances totaling approximately $63 million from the California ISO and the PX for wholesale electricity sales made from November 2000 through February 2001. The Company estimates that the majority of this amount was for sales by the ISO and PX to Southern California Edison Company and Pacific Gas & Electric Company (PG&E).

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

Numerous parties, including PGE, filed requests for rehearing of various aspects of the March 26, 2003 order, including the methodology for the pricing of natural gas. On October 16, 2003, the FERC issued an order reaffirming, in large part, the modified methodology adopted in its March 26, 2003 order. PGE does not agree with the FERC's methodology for determining potential refunds, and on December 20, 2003, the Company appealed the FERC's October 16, 2003 order to the U.S. Ninth Circuit Court of Appeals; several other parties have also appealed the October 16, 2003 order. On May 12, 2004, the FERC issued an order that denied further requests for rehearing of the October 16, 2003 order. Although there continue to be miscellaneous orders issued in the underlying FERC proceeding, the Ninth Circuit Court has now begun to hear the numerous appeals. It has bifurcated appeals of the existing cases into two phases. The first will consider arguments regarding jurisdictional issues and the permissible scope of refund liability, both in terms of the time frame for which refunds were ordered and the types of transactions subject to refund. Briefing and oral argument have been completed on this first phase. The second phase will consider the issues relating to the refund methodology itself. PGE expects that the Court will establish additional phases as the continuing issues remaining before FERC become final and are appealed.

Also on May 12, 2004, the FERC issued a separate order that provided clarification regarding certain aspects of the methodology for California generators to recover fuel costs incurred to generate power that were in excess of the gas cost component used to establish the refund liability. On September 24, 2004, the FERC issued an order that denied requests for rehearing of its May 12, 2004 fuel cost order and also adopted a new methodology to allocate the excess amounts of fuel costs that California generators are permitted to recover. Additional clarifying orders continue to be issued periodically. Under the new allocation methodology of the September 24, 2004 order, PGE could be required to pay additional amounts in those hours when it was a net buyer in California spot markets, thus increasing its net refund liability. PGE does not expect that this order will materially increase the Company's potential refund exposure. Partly as a means of limiting its exposure to additional fuel costs, PGE has opted to become a participant in several settlements filed jointly by large generators and California parties, and approved by the FERC during 2004 and 2005.

In several of its underlying refund orders, the FERC has indicated that if marketers, such as PGE, believe that the level of their refund liability has caused them to incur an overall revenue shortfall for their sales to the ISO and PX during the refund period, they will be permitted to file a cost study to prove that they should be permitted to recover additional revenues in excess of the mitigated prices in order to cover their costs. In December 2004, the FERC requested comments regarding the manner in which such studies should be conducted and the principles that should control. PGE and numerous other parties filed comments and reply comments in January 2005. Additionally, late comments in support of aspects of PGE's position were filed by the Oregon and Washington public utility commissions and by the Oregon and Washington senate delegations in March, 2005. A decision by the FERC to adopt PGE's approach to these studies could reduce the Company's ultimate refund liability.

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

Anomalous Bidding Allegations - By order issued on June 25, 2003, the FERC instituted an investigation into allegations of anomalous bidding activities and practices ("economic withholding") on the part of numerous parties, including PGE. The FERC determined that bids above $250 per MW in the period from May 1, 2000 through October 2, 2000 may have violated tariff provisions of the ISO and the PX. The FERC required companies that bid in excess of $250 per MW to provide information on their bids to the FERC investigation staff. PGE responded to the FERC's inquiries, and on May 12, 2004, the FERC investigation staff issued to PGE a letter terminating the investigation as to the Company without further action. On March 10, 2005, certain California parties filed appeals with the Ninth Circuit Court of Appeals, contesting the FERC's conduct of the investigation of the anomalous bidding allegations and the issuance of the dismissal letters.

Pacific Northwest - In the July 25, 2001 order, the FERC also called for a preliminary evidentiary hearing to explore whether there may have been unjust and unreasonable charges for spot market sales of electricity in the Pacific Northwest from December 25, 2000 through June 20, 2001. During that period, PGE both sold and purchased electricity in the Pacific Northwest. In September 2001, upon completion of hearings, the appointed administrative law judge issued a recommended order that the claims for refunds be dismissed. In December 2002, the FERC re-opened the case to allow parties to conduct further discovery. In June 2003, the FERC issued an order terminating the proceedings and denying the claims for refunds. In July 2003, numerous parties filed requests for rehearing of the June 2003 FERC order. In November 2003 and February 2004, the FERC issued orders that denied all pending requests for rehearing. Parties have appealed various aspects of these FERC orders and briefing is ongoing.

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

In a separate legal proceeding, two class action suits were filed in Marion County Circuit Court against PGE on January 17, 2003 on behalf of two classes of electric service customers. One case seeks to represent current PGE customers that were customers during the period from April 1, 1995 to October 1, 2001 (Current Class) and the other case seeks to represent PGE customers that were customers during the period from April 1, 1995 to October 1, 2001, but who are no longer customers (Former Class, together with the Current Class, the Class Action Plaintiffs). The suits seek damages of $190 million for the Current Class and $70 million for the Former Class, as a result of the inclusion of a return on investment of Trojan in the rates PGE charges its customers. On April 28, 2004, the plaintiffs (Class Action Plaintiffs) filed a Motion for Partial Summary Judgment and on July 30, 2004, PGE also moved for Summary Judgment in its favor on all of Class Action Plaintiffs' claims. On December 14, 2004, the Judge granted the Class Action Plaintiffs' motion for Class Certification and Partial Summary Judgment and denied PGE's motion for Summary Judgment. PGE filed a proposed order certifying the issue for an interlocutory appeal. An order rejecting the proposed order was entered on February 1, 2005. On March 3, 2005, PGE filed a Petition for an Alternative Writ of Mandamus with the Oregon Supreme Court asking the Court to take jurisdiction and command the trial Judge to dismiss the complaints or to show cause why they should not be dismissed. On March 29, 2005, PGE filed a second Petition for an Alternative Writ of Mandamus with the Oregon Supreme Court seeking to overturn the Class Certification. On May 3, 2005, the Oregon Supreme Court granted both Petitions. The parties will file briefs on both Petitions over the next few months. Oral argument before the Oregon Supreme Court is expected in the fall of 2005.

On March 3, 2004, the OPUC re-opened three dockets in which it had addressed the issue of a return on PGE's investment in Trojan, including the 1995 Order and 2002 Order related to the settlement of 2000, and issued a notice of a consolidated procedural conference before an administrative law judge to determine what proceedings are necessary to comply with the court orders remanding this matter to the OPUC. On August 31, 2004, the administrative law judge issued an Order (Scoping Order) defining the scope of the proceedings necessary to comply with the Marion County Circuit Court orders remanding this matter to the OPUC. On October 18, 2004, the OPUC affirmed the Scoping Order. On December 20, 2004, the URP and Class Action Plaintiffs filed an application with the OPUC for reconsideration of the Scoping Order. On February 11, 2005, the OPUC denied reconsideration. On April 18, 2005, URP and Linda K. Williams filed a complaint against the OPUC in Marion County Circuit Court challenging the OPUC's affirmation of the Scoping Order.

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

Management cannot predict the ultimate outcome of the above challenges. However, it believes that the resolution will not have a material adverse impact on the financial condition of the Company, but may have a material impact on the results of operations for a future reporting period. No reserves have been established by PGE for any amounts related to this issue.

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

Colstrip Plant - Royalty Claim

The Montana Department of Revenue, as agent for the Minerals Management Service of the U.S. Department of the Interior, issued two orders to Western Energy Co. (WECO) in 2002 and 2003. The orders asserted underpayment of royalties and taxes by WECO related to transportation of coal from the mine to Colstrip Units 3 and 4. On March 28, 2005, the Appeals Division of the Minerals Management Service of the U.S. Department of the Interior denied WECO's appeals of the orders from the Montana Department of Revenue. WECO transports the coal under a Coal Transportation Agreement with owners of Colstrip Units 3 and 4, in which PGE has a 20% ownership interest. WECO may next appeal these orders to the Interior Board of Land Appeal. PGE is monitoring the process. Based upon review of the Coal Transportation Agreement, the owners of Colstrip Units 3 and 4 believe they have reasonable defenses against any claims for such royalties and taxes.

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

Colstrip Plant

In December 2003, PPL Montana, LLC (PPL Montana), the operator of the Colstrip coal-fired generating plants, received an Administrative Compliance Order (ACO) from the EPA pursuant to the Clean Air Act (CAA). The EPA alleges that since 1980, Colstrip Units 3 and 4, in which PGE has a 20% ownership interest, have been in violation of the clean air permit issued under the CAA. The permit required Colstrip Units 3 and 4 to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxides to address visibility concerns if and when EPA promulgated certain requirements for nitrogen oxide emissions. The EPA is asserting that regulations it promulgated in 1980 triggered the requirement. The EPA does not expressly seek penalties nor indicate what, if any, additional control technology requirements that it may require to be considered. PPL Montana, which has reported that it believes that the ACO is unfounded, is discussing the matter with the EPA.

In addition to the ACO, the EPA has issued an information request with respect to the Colstrip units. The EPA is investigating whether older coal-fired plants have been modified over the years in a manner that would subject them to more stringent requirements under the CAA. PPL Montana is in the process of responding to the information request.

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

FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143, was issued in March 2005. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The application of FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and requires recognition of the cumulative effect of initial application as a change of accounting principle. In addition, FIN 47 requires disclosure on a pro forma basis in financial statement footnotes as if it had been applied during all periods affected. PGE is evaluating the impact of the application of FIN 47 with respect to its asset retirement obligations.

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

  matters related to Enron and certain of its subsidiaries' bankruptcy proceedings under Chapter 11 of the federal Bankruptcy Code (PGE is not included in the filing);

  events related to Enron's Chapter 11 Plan;

  events related to Enron's distribution of PGE common stock to the Debtor's creditors who hold allowed claims;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PGE is exposed to various forms of market risk (including changes in commodity prices, foreign currency exchange rates, and interest rates), as well as to credit risk. These changes may affect the Company's future financial results, as discussed below.

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

PGE actively manages its risk to ensure compliance with its risk management policies. The Company monitors open commodity positions in its energy portfolios using a value at risk methodology, which measures the potential impact of market movements over a one-day holding period using a variance/covariance approach at a 95% confidence interval. The portfolio is modeled using net open power and natural gas positions, with power averaged over peak and off-peak periods by month, and includes all financial and physical positions for the next 24 months, including estimates of retail load and plant generation in the non-trading portfolio. The risk factors include commodity prices for power and natural gas at various locations and do not include volumetric variability. Based on this methodology, the average, high, and low value at risk on the trading portfolio in the first quarter of 2005 were zero and in the first quarter of 2004 were $0.1 million, $0.2 million, and zero, respectively. In early 2005, PGE discontinued its trading activities; existing trading transactions will continue to settle through December 31, 2005. The average, high, and low value at risk on the non-trading portfolio in the first quarter of 2005 were $3.8 million, $5.0 million, and $3.0 million, respectively, and in 2004 were $1.7 million, $2.3 million, and $1.2 million, respectively.

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

At March 31, 2005, a 10% change in the value of the Canadian dollar would result in an immaterial change in pre-tax income for transactions that will settle over the next 12 months. Foreign currency risk in PGE's trading portfolio is immaterial to the Company's consolidated financial statements and is not expected to change materially in the near future.

Interest Rate Risk

Although PGE has no short-term debt outstanding at March 31, 2005, the Company is typically exposed to risk resulting from changes in interest rates on variable rate short-term borrowings. The Company has also had exposure to interest rate changes on variable rate commercial paper. Although PGE currently has no financial instruments to mitigate such risk, it will consider such instruments in the future as necessary.

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

Credit risk with respect to trade accounts receivable from retail electricity sales is limited. The large number of customers and diversified customer base of residential, commercial, and industrial customers, combined with the Company's ability to discontinue service, significantly reduces credit risk. Estimated provisions for uncollectible accounts receivable related to retail electricity sales are provided for credit risk. At March 31, 2005, the likelihood of significant losses associated with credit risk in trade accounts receivable is remote.

The following tables present PGE's credit exposure for commodity non-trading and trading activities and their subsequent maturity as of March 31, 2005. The tables reflect credit risk included in accounts receivable and price risk management assets, offset by related accounts payable and price risk management liabilities.

Non-Trading Activities
(Dollars in millions)				Maturity of Credit Risk Exposure
Rating	Credit Risk Before Collateral	Percentage of Total Exposure	Credit Collateral	2005	2006	2007	2008	2009	After 2009
Investment Grade	$ 210	94%	$ 80	$ 93	$ 60	$ 23	$ 13	$ 7	$ 14
Non-Investment Grade	11	5%	12	6	5	-	-	-	-
Internally Rated - Investment Grade	2	1%	-	1	1	-	-	-	-
Total	$ 223	100%	$ 92	$ 100	$ 66	$ 23	$ 13	$ 7	$ 14

Trading Activities
(Dollars in millions)				Maturity of Credit Risk Exposure
Rating	Credit Risk Before Collateral	Percentage of Total Exposure	Credit Collateral	2005	2006	2007	2008	2009	After 2009
Internally Rated - Investment Grade	$ 5	100%	$ 1	$ 5	$ -	$ -	$ -	$ -	$ -

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

Risk Management Committee

PGE has a Risk Management Committee (RMC) which is responsible for the development and oversight of the corporate policies, guidelines, and procedures for management of commodity position and price risk, foreign currency risk, and credit risk related to the Company's energy portfolio management activities. The RMC, which provides quarterly reports to the Audit Committee of PGE's Board of Directors, consists of officers and Company representatives with responsibility for risk management, finance and accounting, legal, rates and regulatory affairs, power operations, and generation operations. The RMC approves policies and procedures, establishes limits subject to Enron approval, and monitors compliance and risk exposure on a regular basis through reports and meetings.

For further information on price risk management activities, see Note 3, Price Risk Management, in the Notes to Financial Statements.

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

PART II

Other Information

Item 1. Legal Proceedings

For further information regarding the following proceedings, see PGE's 2004 Annual Report on Form 10-K and other reports filed with the SEC since its 2004 Form 10-K was filed.

Dreyer, Gearhart and Kafoury Bros., LLC v. Portland General Electric Company, Marion County Circuit Court Case No. 03C 10639; and Morgan v. Portland General Electric Company, Marion County Circuit Court Case No. 03C 10640.

On March 29, 2005, PGE filed a second Petition for an Alternative Writ of Mandamus with the Oregon Supreme Court seeking to overturn the Class Certification. On May 3, 2005, the Oregon Supreme Court granted both Petitions. The parties will file briefs on both Petitions over the next few months. Oral argument before the Oregon Supreme Court is expected in the fall of 2005.

David Kafoury, an individual, and Kafoury Brothers, LLC, an Oregon Limited Liability Corporation, each as representative of class, etc. v. Portland General Electric Company, Multnomah County Circuit Court for the State of Oregon, Case No. 0501-00627

On March 24, 2005, PGE filed a motion to abate or in the alternative dismiss.

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

On March 10, 2005, a notice of appeal was filed in the Ninth Circuit Court of Appeals.

City of Tacoma, Department of Public Utilities, Dreyer, Light division v. American Electric Power Service Corporation, Quila Holdings, LLC, Aquila Power Corporation, Arizona Public Service Company, Automated Power Exchange, Inc., Avista Corporation, et. al., United States District Court for the Western District of Washington, Case No. C07-5325 RBL.

On March 10, 2005, a notice of appeal was filed in the Ninth Circuit Court of Appeals.

Item 5. Other Information

[Pursuant to Item 1.01, Entry into a Material Definitive Agreement, of Form 8-K]

Executive Officer Base Compensation

On May 3, 2005, the Compensation Committee of PGE's Board of Directors approved an increase in base compensation for the executive officers of PGE. The new annual base compensation, effective May 16, 2005, for the Named Executive Officers, as listed in Item 11. Executive Compensation, in PGE's 2004 Annual Report on Form 10-K, are presented below:

Name	Title	New Annual Base Compensation
Peggy Y. Fowler	Chief Executive Officer and President	$392,004

James J. Piro	Executive Vice President, Finance Chief Financial Officer and Treasurer	$244,164

Douglas R. Nichols	Vice President, General Counsel and Secretary	$218,400

Stephen M. Quennoz	Vice President, Nuclear and Power Supply/Generation	$201,654

Stephen R. Hawke	Vice President, Customer Service and Delivery	$201,600

Discretionary Bonus

On May 3, 2005, the Compensation Committee of PGE's Board of Directors approved a one-time, discretionary cash bonus of $16,525 for Stephen M. Quennoz, Vice President, Nuclear & Power Supply/Generation, in recognition of the leadership that Mr. Quennoz provided in PGE's successful decommissioning of the Trojan Nuclear Plant, including the pending receipt of NRC approval of the termination of the plant's Facility Operating License.

Item 6. Exhibits

(3) Articles of Incorporation and Bylaws

3.1 * Copy of Articles of Incorporation of Portland General Electric Company [Registration No. 2-78085, Exhibit (4)].

3.2 * Certificate of Amendment, dated July 2, 1987, to the Articles of Incorporation of Portland General Electric Company limiting the personal liability of directors (Form 10-K for the fiscal year ended December 31, 1987, Exhibit (3)].

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

(10) Material Contracts

10.1 * Updated summary description of the Portland General Electric Company Annual Cash Incentive Master Plan for 2004 [Form 8-K, February 17, 2005, Exhibit 10.1]

10.2 * Summary description of the Portland General Electric Company 2005 Annual Cash Incentive Plan [Form 8-K, April 4, 2005, Exhibit 10.1]

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

PORTLAND GENERAL ELECTRIC COMPANY

(Registrant)

Date:	May 6, 2005	By:	/s/ James J. Piro
James J. Piro Executive Vice President, Finance Chief Financial Officer and Treasurer

Date:	May 6, 2005	By:	/s/ Kirk M. Stevens
Kirk M. Stevens Controller and Assistant Treasurer