Form 10-Q
period 2006-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2006-05-15
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _____v___________ to _______________ Commission File Number 1-5532-99

PORTLAND GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

Oregon		93-0256820
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

121 SW Salmon Street, Portland, Oregon 97204
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: (503) 464-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No     X

Number of shares of Common Stock outstanding as of April 30, 2006: 62,500,000 shares of common stock, no par value.

Definitions

Bankruptcy Court	United States Bankruptcy Court for the Southern District of New York
Boardman	Boardman Coal Plant
Chapter 11 Plan	Fifth Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated January 9, 2004 and as thereafter amended and supplemented from time to time
Colstrip	Colstrip Units 3 and 4 Coal Plant
CUB	Citizens' Utility Board
Debtors	Enron Corp. and its reorganized debtor subsidiaries under the Chapter 11 Plan
DEQ	Oregon Department of Environmental Quality
EITF	Emerging Issues Task Force of the Financial Accounting Standards Board
Enron

Enron Corp., as reorganized debtor pursuant to its Supplemental Modified Fifth Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the Bankruptcy Code, confirmed by the United States Bankruptcy Court For The Southern District of New York (Case No. 01-16034) on July 15, 2004 and effective November 17, 2004

EPA	Environmental Protection Agency
ESS	Energy Service Supplier
FERC	Federal Energy Regulatory Commission
Financial Statements	Condensed Consolidated Financial Statements of Portland General Electric Company included in Part I, Item 1 of this report
kWh	Kilowatt-Hour
Mill	One tenth of one cent
MWh	Megawatt-hour
NYMEX	New York Mercantile Exchange
OPUC	Public Utility Commission of Oregon
PGE or the Company	Portland General Electric Company
Port Westward	Port Westward Power Plant
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards issued by the Financial Accounting Standards Board
Trojan	Trojan Nuclear Plant
URP	Utility Reform Project

PART I

Financial Information

Item 1. Financial Statements

Portland General Electric Company and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars In Millions, Except per Share Amounts)

Operating Revenues	$381	$371

Operating Expenses
Purchased power and fuel	232	142
Production and distribution	36	28
Administrative and other	34	38
Depreciation and amortization	57	60
Taxes other than income taxes	20	20
Income taxes	(4)	30
	375	318

Net Operating Income	6	53

Other Income (Deductions)
Miscellaneous	3	2
Income taxes	1	1
	4	3

Interest Charges
Interest on long-term debt and other	16	18

Net Income (Loss)	$(6)	$38

Common Stock:
Weighted-Average Shares Outstanding (millions), Basic and Diluted	62.5	62.5
Earnings (Loss) per Average Share, Basic and Diluted	$(0.10)	$0.61

The accompanying notes are an integral part of these condensed consolidated financial statements.

Portland General Electric Company and Subsidiaries Condensed Consolidated Statements of Retained Earnings (Unaudited)
	Three Months Ended
	March 31,
	2006	2005
	(In Millions)

Balance at Beginning of Period (restated, see Note 10)	$558	$644
Net Income (Loss)	(6)	38
	552	682
Dividends Declared - Common Stock	-	-
Balance at End of Period	$552	$682

The accompanying notes are an integral part of these condensed consolidated financial statements.

Portland General Electric Company and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In Millions)

Accumulated other comprehensive income (loss) - Beginning of Period
Unrealized loss on derivatives classified as cash flow hedges	$-	$(2)
Minimum pension liability adjustment	(3)	(4)
Total	$(3)	$(6)

Net Income (Loss)	$(6)	$38

Other comprehensive income, net of tax:
Unrealized gains (losses) on derivatives classified as cash flow hedges:
Other unrealized holding net gains (losses) arising during the period,
net of related taxes of $17 and $(30)	(27)	47
Reclassification adjustment for contract settlements included in
net income, net of related taxes of $5 for the three months ended March 31, 2006	(7)	1
Reclassification adjustment in net income due to discontinuance
of cash flow hedges, net of related taxes of $1	-	(1)
Reclassification of unrealized gains (losses) to SFAS No. 71
regulatory (liability) asset, net of related taxes of $(21) and $26	32	(41)
Total - Unrealized gains (losses) on derivatives classified as cash flow hedges	(2)	6

Minimum pension liability adjustment	-	-
Total Other comprehensive income (loss)	(2)	6

Comprehensive income (loss)	$(8)	$44

Accumulated other comprehensive income (loss) - End of Period
Unrealized gain (loss) on derivatives classified as cash flow hedges	$(2)	$4
Minimum pension liability adjustment	(3)	(4)
Total	$(5)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Portland General Electric Company and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2006	2005
	(In Millions)
Assets
Electric Utility Plant - Original Cost
Utility plant (includes construction work in progress of $284 and $177)	$4,362	$4,224
Accumulated depreciation	(1,815)	(1,788)
	2,547	2,436
Other Property and Investments
Nuclear decommissioning trust, at market value	33	31
Non-qualified benefit plan trust	71	69
Miscellaneous	30	34
	134	134
Current Assets
Cash and cash equivalents	13	122
Accounts and notes receivable (less allowance for uncollectible accounts of $50 and $50)	176	203
Unbilled revenues	60	78
Assets from price risk management activities	121	259
Inventories, at average cost	52	54
Prepayments and other	42	24
Deferred income taxes	2	-
	466	740
Deferred Charges
Regulatory assets	209	217
Miscellaneous	110	111
	319	328
	$3,466	$3,638
Capitalization and Liabilities
Capitalization
Common stock equity:
Common stock, no par value, 80,000,000
shares authorized; 62,500,000 shares outstanding	$642	$642
Retained earnings	552	558
Accumulated other comprehensive income (loss):
Unrealized loss on derivatives classified as cash flow hedges	(2)	-
Minimum pension liability adjustment	(3)	(3)
Limited voting junior preferred stock	-	-
Long-term debt	879	879
	2,068	2,076

Commitments and Contingencies (see Notes)

Current Liabilities
Long-term debt due within one year	8	11
Short-term borrowings	43	-
Accounts payable and other accruals	203	260
Liabilities from price risk management activities	127	129
Customer deposits	7	53
Accrued interest	14	17
Accrued taxes	40	42
Deferred income taxes	-	51
	442	563
Other
Deferred income taxes	248	218
Deferred investment tax credits	9	10
Trojan asset retirement obligation	110	107
Accumulated asset retirement obligation	26	27
Regulatory liabilities:
Accumulated asset retirement removal costs	366	349
Other	79	175
Non-qualified benefit plan liabilities	80	79
Miscellaneous	38	34
	956	999
	$3,466	$3,638

The accompanying notes are an integral part of these condensed consolidated financial statements.
Portland General Electric Company and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
	2006	2005 (As Restated - See Note 10)
	(In Millions)

Cash Flows From Operating Activities:
Reconciliation of net income (loss) to net cash provided by (used in) operating activities
Net income (loss)	$(6)	$38
Non-cash items included in net income:
Depreciation and amortization	57	60
Deferred income taxes	(21)	(16)
Net assets from price risk management activities	79	(14)
Power cost adjustment	-	5
Other non-cash income and expenses (net)	(51)	(7)
Changes in working capital:
Net margin deposit activity	(46)	50
Decrease in receivables	46	6
Increase (Decrease) in payables	(66)	38
Other working capital items - net	(18)	(1)
Other - net	6	9
Net Cash Provided by (Used in) Operating Activities	(20)	168

Cash Flows From Investing Activities:
Capital expenditures	(130)	(52)
Purchases of nuclear decommissioning trust securities	(11)	(9)
Sales of nuclear decommissioning trust securities	5	7
Other - net	7	1
Net Cash Used in Investing Activities	(129)	(53)

Cash Flows From Financing Activities:
Short-term borrowings - net	43	-
Repayment of long-term debt	(3)	(3)
Net Cash Provided by (Used in) Financing Activities	40	(3)

Increase (Decrease) in Cash and Cash Equivalents	(109)	112
Cash and Cash Equivalents, Beginning of Period	122	204
Cash and Cash Equivalents, End of Period	$13	$316

Supplemental disclosures of cash flow information
Cash paid during the period:
Interest, net of amounts capitalized	$17	$18
Income taxes	24	21
Non-cash investing and operating activities:
Accrued capital additions	14	2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Interim Statements

The interim financial statements have been prepared by PGE and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim periods presented. Such statements, which are unaudited, are presented in accordance with the interim reporting requirements of the Securities and Exchange Commission (SEC), which do not include all the disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Certain information and footnote disclosures made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs may not be reflective of amounts to be recognized for a full year. Interim financial results do not necessarily represent those to be expected for the year. It is management's opinion that, when the interim statements are read in conjunction with the Company's 2005 Annual Report on Form 10-K filed with the SEC, the disclosures are adequate to make the information presented not misleading.

Note 2 - Employee Benefits

Pension and Other Post-Retirement Plans

PGE sponsors a non-contributory defined benefit pension plan, substantially all members of which are current or former PGE employees. The assets of the pension plan are held in a trust. Pension plan calculations include several assumptions which are reviewed annually with PGE's consulting actuaries and updated as appropriate.

The amounts included under Non-Qualified Benefit Plans in the accompanying table primarily represent obligations for a Supplemental Executive Retirement Plan (SERP). Investments in a non-qualified benefit plan trust (i.e. rabbi trust), consisting of trust owned life insurance policies and marketable securities, are intended to be the primary source for financing these plans.

PGE also participates in non-contributory post-retirement health and life insurance plans ("Other Benefits" in the table). Employees are covered under a Defined Dollar Medical Benefit Plan which limits PGE's obligation by establishing a maximum contribution per employee. Contributions made to a Voluntary Employees' Beneficiary Association (VEBA) trust are used to fund these plans. Costs of these plans, based upon an actuarial study, are included in rates charged to customers. In addition, PGE has established Health Retirement Accounts (HRAs) for its employees under which the Company makes contributions to a trust to provide for claims by retirees for qualified medical costs.

The measurement date for these plans is December 31. PGE does not expect to make contributions to the pension plan, SERP, or post-retirement health and life insurance plans during 2006; contributions to the HRAs are not expected to be material.

The following tables indicate components of net periodic benefit cost for the first quarter of 2006 and 2005 (in millions):

	Defined Benefit		Non-Qualified
	Pension Plan		Benefit Plans		Other Benefits
	2006	2005	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$3	$3	$-	$-	$-	$-
Interest cost on benefit obligation	7	7	-	-	1	1
Expected return on plan assets	(10)	(10)	-	-	-	-
Amortization of transition asset	-	-	-	-	-	-
Amortization of prior service cost	-	-	-	-	-	-
Recognized (gain) loss	1	-	-	-	-	-
Net periodic benefit cost (income)	$1	$-	$-	$-	$1	$1

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

Changes in the fair value of retail (non-trading) derivative instruments prior to settlement that do not qualify for either the normal purchase and normal sale exception or for hedge accounting are recorded on a net basis in Purchased Power and Fuel expense. As derivative instruments are settled, sales are recorded in Operating Revenues, with purchases, natural gas swaps and futures recorded in Purchased Power and Fuel expense. PGE records the non-physical settlement of non-trading electricity derivative activities on a net basis in Purchased Power and Fuel expense, in accordance with Emerging Issues Task Force Issue (EITF) No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and 'Not Held for Trading Purposes'.

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

PGE discontinued its electricity and natural gas trading (non-retail) activities in early 2005. Unrealized and realized gains and losses on the settlement of all derivative instruments related to such activities were reported on a net basis, as required by EITF 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities.

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

SFAS No. 133 requires unrealized gains and losses on derivative instruments that do not qualify for either the normal purchase and normal sale exception or hedge accounting to be recorded in earnings in the current period. Rates approved by the OPUC are based on a valuation of all the Company's energy resources, including derivative instruments existing on October 27, 2005 that will settle during the 12-month period from January 1, 2006 to December 31, 2006. Such valuation was based on forward price curves in effect on November 8, 2005 for electricity and natural gas. The timing difference between the recognition of gains and losses on certain derivative instruments and their realization and subsequent recovery in rates is recorded as a regulatory asset or regulatory liability to reflect the effects of regulation under SFAS No. 71. As these contracts are settled, the regulatory asset or regulatory liability is reversed. However, as there is currently no power cost adjustment mechanism in effect for 2006, unrealized gains and losses related to new derivatives not included in rates that will settle in 2006, and changes in fair value of financial derivatives used to set 2006 rates, are not deferred as regulatory assets or regulatory liabilities, which can result in timing differences and earnings variability during the year.

The following table indicates unrealized gains and losses recorded in earnings for the three-month periods ended March 31, 2006 and 2005 (in millions):

	Three Months Ended
	March 31,
	2006	2005
Non-Trading Activities

Unrealized gains (losses)	$(79)	$15
SFAS No. 71 regulatory (liability) asset	58	4
Net unrealized gains (losses)	$(21)	$19

The following table indicates derivative activities from cash flow hedges recorded in OCI (before taxes) for the three-month periods ended March 31, 2006 and 2005 (in millions):

	Three Months Ended
	March 31,
	2006	2005
Derivative Activities Recorded in OCI

Other unrealized holding net gains (losses) arising during the period	$(44)	$77
Reclassification adjustment for contract settlements included in net income	(12)	1
Reclassification adjustment in net income due to discontinuance of cash flow hedges (*)	-	(2)
Reclassification of unrealized (gains) losses to SFAS No. 71 regulatory (liability) asset	53	(67)
Total - Unrealized gains (losses) on derivatives classified as cash flow hedges	$(3)	$9

(*) Due to the probability that the original forecasted transactions will not occur.

Hedge ineffectiveness from cash flow hedges was not material in the first three months of 2006 and 2005. As of March 31, 2006, the maximum length of time over which PGE is hedging its exposure to such transactions is approximately 66 months. The Company estimates that of the $9 million of net unrealized gains in OCI at March 31, 2006, $3 million will be reclassified into earnings within the next twelve months (offset by $6 million in SFAS No. 71 regulatory liabilities) and $6 million will be reclassified over the remaining 54 months (fully offset by SFAS No. 71 regulatory liabilities).

Trading Activities

Prior to 2005, PGE utilized forward, swap, option, and futures contracts to participate in electricity and natural gas markets for non-retail purposes. In early 2005, PGE discontinued its trading activities for non-retail purposes; existing transactions, which were not material, were settled by December 31, 2005. Trading activities were not reflected in PGE's retail prices.

Note 4 - Legal and Environmental Matters

Legal Matters

Trojan Investment Recovery - In 1993, following the closure of the Trojan Nuclear Plant as part of its least cost planning process, PGE sought full recovery of, and a rate of return on, its Trojan plant costs, including decommissioning, in a general rate case filing with the OPUC. In 1995, the OPUC issued a general rate order (1995 Order) which granted the Company recovery of, and a rate of return on, 87% of its remaining investment in Trojan plant costs, and full recovery of its estimated decommissioning costs through 2011.

Numerous challenges, appeals and requested reviews were subsequently filed in the Marion County Circuit Court, the Oregon Court of Appeals, and the Oregon Supreme Court on the issue of the OPUC's authority under Oregon law to grant recovery of, and a return on, the Trojan investment. The primary plaintiffs in the litigation were the Citizens' Utility Board (CUB) and the Utility Reform Project (URP). The Oregon Court of Appeals issued an opinion in 1998, stating that the OPUC does not have the authority to allow PGE to recover a return on the Trojan investment, but upholding the OPUC's authorization of PGE's recovery of the Trojan investment and ordering remand of the case to the OPUC. PGE, the OPUC, and URP each requested the Oregon Supreme Court to conduct a review of the Court of Appeals decision. PGE requested the Oregon Supreme Court to suspend its review of the 1998 Court of Appeals opinion pending resolution of URP's complaint with the OPUC challenging the accounting and ratemaking elements of the settlement agreements approved by the OPUC in September 2000 (discussed below). On November 19, 2002, the Oregon Supreme Court dismissed PGE's and URP's petitions for review of the 1998 Oregon Court of Appeals decision. As a result, the 1998 Oregon Court of Appeals opinion stands and the case has been remanded to the OPUC.

In 2000, while the petitions for review of the 1998 Court of Appeals decision were pending at the Oregon Supreme Court, PGE, CUB, and the staff of the OPUC entered into agreements to settle the litigation related to PGE's recovery of, and return on, its investment in the Trojan plant. URP did not participate in the settlement. The settlement, which was approved by the OPUC in September 2000, allowed PGE to remove from its balance sheet the remaining before-tax investment in Trojan of approximately $180 million at September 30, 2000, along with several largely offsetting regulatory liabilities. The largest of such amounts consisted of before-tax credits of approximately $79 million in customer benefits related to the previous settlement of power contracts with two other utilities and the approximately $80 million remaining credit due customers under terms of Portland General Corporation's 1997 merger with Enron. The settlement also allowed PGE recovery of approximately $47 million in income tax benefits related to the Trojan investment which had been flowed through to customers in prior years; such amount is being recovered from PGE customers, with no return on the unamortized balance, over an approximate five-year period that began in October 2000. After offsetting the investment in Trojan with these credits and prior tax benefits, the remaining Trojan regulatory asset balance of approximately $5 million (after tax) was expensed. As a result of the settlement, PGE's investment in Trojan is no longer included in rates charged to customers, either through a return of or a return on that investment. Authorized collection of Trojan decommissioning costs is unaffected by the settlement agreements or the OPUC orders.

The URP filed a complaint with the OPUC challenging the settlement agreements and the OPUC's September 2000 order. In March 2002, after a full contested case hearing, the OPUC issued an order (2002 Order) denying all of URP's challenges, and approving the accounting and ratemaking elements of the 2000 settlement. URP appealed the 2002 Order to the Marion County Circuit Court. On November 7, 2003, the Marion County Circuit Court issued an opinion remanding the case to the OPUC for action to reduce rates or order refunds. The opinion does not specify the amount or timeframe of any reductions or refunds. PGE and the OPUC have filed appeals to the Oregon Court of Appeals.

In a separate legal proceeding, two class action suits were filed in Marion County Circuit Court against PGE on January 17, 2003 on behalf of two classes of electric service customers. One case seeks to represent current PGE customers that were customers during the period from April 1, 1995 to October 1, 2000 (Current Class) and the other case seeks to represent PGE customers that were customers during the period from April 1, 1995 to October 1, 2000, but who are no longer customers (Former Class, together with the Current Class, the Class Action Plaintiffs). The suits seek damages of $190 million for the Current Class and $70 million for the Former Class, as a result of the inclusion of a return on investment of Trojan in the rates PGE charges its customers. On December 14, 2004, the Judge granted the Class Action Plaintiffs' April 28, 2004 motion for Class Certification and Partial Summary Judgment and denied PGE's July 30, 2004 motion for Summary Judgment. On February 1, 2005, the Court rejected PGE's request for an interlocutory appeal. On March 3, 2005 and March 29, 2005, PGE filed two Petitions for an Alternative Writ of Mandamus with the Oregon Supreme Court, asking the Court to take jurisdiction and command the trial Judge to dismiss the complaints or to show cause why they should not be dismissed and seeking to overturn the Class Certification. On May 3, 2005, the Oregon Supreme Court granted both Petitions. Briefing and arguments have been completed and a decision is pending.

On March 3, 2004, the OPUC re-opened three dockets in which it had addressed the issue of a return on PGE's investment in Trojan, including the 1995 Order and 2002 Order related to the settlement of 2000.

On October 18, 2004, the OPUC affirmed the administrative law judge's August 31, 2004 Order (Scoping Order) defining the scope of the proceedings necessary to comply with the Marion County Circuit Court orders remanding this matter to the OPUC. On December 20, 2004, the URP and Class Action Plaintiffs filed an application with the OPUC for reconsideration of the Scoping Order, which the OPUC denied on February 11, 2005. On April 18, 2005, URP and Linda K. Williams filed a complaint against the OPUC in Marion County Circuit Court challenging the OPUC's affirmation of the Scoping Order. On September 21, 2005, the Marion County Circuit Court granted the OPUC's motion to dismiss the complaint. Hearings in the first phase of the OPUC proceeding have been held and a decision is pending.

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

Multnomah County Business Income Taxes - In January 2005, David Kafoury and Kafoury Brothers, LLC filed a class action lawsuit in Multnomah County Circuit Court against PGE on behalf of all PGE customers who were billed on their electric bills and paid amounts for Multnomah County Business Income Taxes (MCBIT) after 1996 that the plaintiffs alleged were never paid to Multnomah County. The charges were billed and collected under OPUC rules that allow utilities to collect taxes imposed by the county. As PGE was included in Enron's consolidated income tax return, the Company paid the tax it collected to Enron. The plaintiffs sought judgment against PGE for restitution of MCBIT in excess of $6 million, plus interest, recoverable costs, and reasonable attorney fees. The plaintiffs filed an amended complaint on February 25, 2005, adding claims for fraud, unjust enrichment, conversion, statutory violations, and seeking punitive damages.

On May 23, 2005, the Court granted PGE's motion for a stay for all purposes until the OPUC's issuance of a declaratory ruling in response to questions by PGE. On October 5, 2005, the OPUC issued an order that determined that OPUC rules authorized PGE collections of the MCBIT from Multnomah County customers but did not require that PGE calculate them in any particular way.

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

Union Grievances - In November 2001, grievances were filed by several members of the International Brotherhood of Electrical Workers Local 125 (IBEW), the bargaining unit representing PGE's union workers, alleging that losses in their pension/savings plan were caused by Enron's manipulation of its stock. The grievances, which do not specify an amount of claim, seek binding arbitration. On August 14, 2003, the Multnomah County Circuit Court granted PGE's motion for summary judgment, finding that the grievances are not subject to arbitration. A final judgment was entered on October 6, 2003. On October 22, 2003, the IBEW appealed the decision to the Oregon Court of Appeals. Both the U.S. District Court and the Bankruptcy Court approved the settlement of the class action litigation styled In re Enron Corp. Securities Derivative & "ERISA" Litigation, Pamela M. Tittle, et al, v. Enron Corp., et al, Civil Action No. H-01-3913, U.S. District Court for the Southern District of Texas, Houston Division (Tittle Action). On September 13, 2005, the U.S. District Court entered a Bar Order in the Tittle Action, which specifically bars all claims arising out of this case, including the IBEW grievance proceeding. On October 18, 2005, at the request of the Oregon Court of Appeals, PGE filed a response memorandum in which PGE argued that the Bar Order makes the grievance moot. A decision is pending. Management cannot predict the ultimate outcome of this matter or estimate any potential loss.

Challenges to OPUC Order Approving Distribution of New PGE Common Stock

City of Portland - On February 10, 2006, the City of Portland appealed the OPUC order approving the distribution of new PGE common stock in both the Marion County Circuit Court and the Oregon Court of Appeals. The City filed in both courts due to the jurisdictional uncertainty created by new Oregon law governing appeals of OPUC decisions. In its appeal to the Circuit Court, the City alleges that the OPUC made its decision on an inadequate record, failed to enter adequate findings in support of its decision, abused the discretion granted it by Oregon law, and based its decision on a statute that constituted an unlawful delegation from the Oregon Legislature. The City requests the OPUC order be modified, reversed or remanded. In the Court of Appeals filing, the City alleges that it is an aggrieved party and asks for judicial review without further details. On February 23, 2006, the OPUC filed a Motion to Hold Case in Abeyance with the Marion County Circuit Court in order to seek summary determination from the Court of Appeals regarding the proper court to hear the City's appeal. The City and other defendants to the action, including PGE, did not oppose the motion. On April 6, 2006, the City of Portland agreed to dismiss the action before the Oregon Court of Appeals in order for review of the OPUC's determination to proceed in the Circuit Court, conceding that the Court of Appeals may not have jurisdiction. The Circuit Court has not ruled on this motion.

Utility Reform Project - On April 10, 2006, the OPUC issued an order that denied a February 13, 2006 application filed by URP for reconsideration of the OPUC order approving the distribution of new PGE common stock.

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

Also in 2000, PGE agreed with the Oregon Department of Environmental Quality (DEQ) to perform a voluntary remedial investigation of its Harborton Substation site to confirm whether any hazardous substances had been released from the substation property into the Portland Harbor sediments. In February 2002, PGE submitted its final investigative report to the DEQ, indicating that there is no likely present or past source or pathway for release of hazardous substances to surface water or sediments in the Portland Harbor Superfund Site at or from the Harborton Substation site and that the site does not present a high priority threat to present and future public health, safety, welfare, or the environment. The DEQ submitted the final investigative report to the EPA and, in a May 18, 2004 letter, the EPA stated that "based on the summary information provided by DEQ and the limited data EPA has at this stage in its process, EPA agrees at this time, that this site does not appear to be a current source of contamination to the river." Management believes that the Company's contribution to the sediment contamination, if any, from the Harborton Substation site would qualify it as a de minimis PRP.

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

In 1974 and 1979, major oil spills occurred at the Harbor Oil site that impacted an approximate two acre area. Elevated levels of contaminants, including metals, pesticides, and polychlorinated biphenyl's (PCBs), have been detected at the site. On September 29, 2003, Harbor Oil was included on the federal National Priority List as a federal Superfund site.

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

Note 5 - Related Party Transactions

The tables below detail the Company's related party balances and transactions (in millions):

	March 31, 2006	December 31, 2005

Payables to affiliated companies
Enron Corp:
Accounts Payable(a)	$ -	$ 4
Income Taxes Payable(b)	18	25

(a) Included in Accounts payable and other accruals on the Condensed Consolidated Balance Sheets
(b) Included in Accrued taxes on the Condensed Consolidated Balance Sheets

For the Three Months Ended March 31	2006	2005

Expenses billed from affiliated companies
Enron Corp:
Intercompany services(a)	$ -	$ 1

(a) Included in Administrative and other on the Condensed Consolidated Statements of Income

Income Taxes Payable - As PGE was included in Enron's consolidated income tax return, it made payments to Enron for PGE's income tax liabilities. The $18 million income taxes payable to Enron at March 31, 2006 represents a net current income taxes payable for the first quarter of 2006 that was paid to Enron in April 2006. The $25 million income taxes payable to Enron at December 31, 2005 represents a net current income taxes payable for the fourth quarter of 2005 that was paid to Enron in January 2006.

Effective with the April 3, 2006 issuance of new PGE common stock, PGE is no longer a subsidiary of Enron. PGE and its subsidiaries are no longer included in Enron's consolidated tax return and will file their own consolidated tax returns and remit payments directly to taxing authorities.

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

Enron - Enron incurred costs related to the resolution of issues associated with the bankruptcy and litigation related to certain employee benefit plans in which PGE employees previously participated. Enron billed PGE for a portion of these costs as work continued toward resolution of the issues. At December 31, 2005, PGE had $4 million payable to Enron related to these costs. Final resolution of the issues resulted in a $1 million reduction in the amount payable to Enron and a corresponding reduction in Administrative and other expense. In March 2006, PGE paid the remaining $3 million balance due to Enron.

Other Subsidiaries - PGE provides services to its consolidated subsidiaries, including funding under a cash management agreement and the sublease of office space in the Company's headquarters complex. Intercompany balances and transactions have been eliminated in consolidation.

PGE maintains no compensating balances and provides no guarantees for related parties.

Note 6 - Receivables and Refunds on Wholesale Market Transactions

Receivables - California Wholesale Market

As of March 31, 2006, PGE has net accounts receivable balances totaling approximately $63 million from the California Independent System Operator (ISO) and the California Power Exchange (PX) for wholesale electricity sales made from November 2000 through February 2001. The Company estimates that the majority of this amount was for sales by the ISO and PX to Southern California Edison Company and Pacific Gas & Electric Company (PG&E).

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

Numerous parties, including PGE, filed requests for rehearing of various aspects of the March 26, 2003 order, including the methodology for the pricing of natural gas. On October 16, 2003, the FERC issued an order reaffirming, in large part, the modified methodology adopted in its March 26, 2003 order. PGE does not agree with the FERC's methodology for determining potential refunds, and, on December 20, 2003 the Company appealed the FERC's October 16, 2003 order to the U.S. Ninth Circuit Court of Appeals; several other parties have also appealed the October 16, 2003 order. On May 12, 2004, the FERC issued an order (Rehearing Order) that denied further requests for rehearing of the October 16, 2003 order. Although there continue to be miscellaneous orders issued in the underlying FERC proceeding, the Ninth Circuit Court of Appeals has now begun to hear the numerous appeals. It has bifurcated appeals of the existing cases into two phases. The first considered arguments regarding jurisdictional issues and the permissible scope of refund liability, both in terms of the time frame for which refunds were ordered and the types of transactions subject to refund. Briefing and oral argument have been completed on this first phase. As to the jurisdictional issues, on September 6, 2005, the Court ruled that FERC did not have jurisdiction to order municipal utilities and other governmental entities to make refunds for the sales they had made to the ISO and PX that are the subject of the refund proceeding. The Court has not yet issued a decision on the other issues pending in the first phase, and the Court agreed to defer the rehearing deadline on the jurisdictional issue decision until the remainder of the first phase is decided. The second phase will consider the issues relating to the refund methodology itself. PGE expects that the Court will establish additional phases as the continuing issues remaining before FERC become final and are appealed.

In addition to the Rehearing Order, the FERC also issued a separate order that provided clarification regarding certain aspects of the methodology for California generators to recover fuel costs incurred to generate power that were in excess of the gas cost component used to establish the refund liability (Fuel Cost Order). On September 24, 2004, the FERC issued an order that denied requests for rehearing of the Fuel Cost Order and also adopted a new methodology to allocate the excess amounts of fuel costs that California generators are permitted to recover. Additional clarifying orders continue to be issued periodically. Under the new allocation methodology, PGE could be required to pay additional amounts in those hours when it was a net buyer in California spot markets, thus increasing its net refund liability. PGE does not expect a material increase in the Company's potential refund exposure. Partly as a means of limiting its exposure to additional fuel costs, PGE has opted to become a participant in several settlements filed jointly by large generators and California parties, and approved by the FERC during 2004 and 2005.

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

In several of its underlying refund orders, the FERC has indicated that if marketers, such as PGE, believe that the level of their refund liability has caused them to incur an overall revenue shortfall for their sales to the ISO and PX during the refund period, they will be permitted to file a cost study to prove that they should be permitted to recover additional revenues in excess of the mitigated prices in order to cover their costs. By order issued August 8, 2005, FERC provided guidelines regarding the manner in which these studies should be conducted and the principles that should govern their preparation. PGE filed for rehearing of certain aspects of the August 8, 2005 order, and, on September 14, 2005, it filed its cost recovery study with FERC. The study showed that, pursuant to the principles set forth in the August 8, 2005 order and subject to rehearing, PGE's costs to serve the ISO and PX markets exceeded the revenues PGE will receive from those mitigated sales by over $27 million. By order issued January 26, 2006, the FERC conditionally accepted PGE's September 14, 2005 cost filing, subject to PGE making a compliance filing to eliminate certain costs, to include additional revenues, and to supplement its analysis with additional cost, load, and resource data. On February 10, 2006, PGE submitted a compliance filing with two alternative cases incorporating the FERC-required changes. The compliance filing shows a revenue deficit for PGE's sales to the ISO and PX (that is, a reduction to PGE's refund liability) of from approximately $20 million to approximately $30 million, depending on the methodology ultimately accepted by the FERC. Third parties have challenged PGE's compliance filing and requested that it be rejected in its entirety or that the cost offset be reduced to zero, and PGE has filed a response to those challenges. Pursuant to the procedure established by the FERC in the January 26, 2005 order that required each seller whose cost filing has been accepted to incorporate in its filing final ISO and PX settlement data, PGE has provided its revised filing to the ISO and PX for further processing.

PGE believes that the FERC erred in certain of its findings in the January 26, 2005 order, and has filed a request for rehearing as to several issues. Due to the continuing uncertainty related to these matters, PGE has made no adjustment to the $40 million reserve previously established for the Company's potential liability, as described above.

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

Note 7 - New Oregon Law-Utility Rate Treatment of Income Taxes

A new law, Oregon Senate Bill 408 (SB 408), seeks to adjust the way that PGE and most other Oregon investor-owned electric and gas utilities collect income taxes from ratepayers. SB 408 attempts to more closely match tax amounts collected in revenues with the amount of income taxes paid to governmental entities by investor-owned utilities or their consolidated group. It requires that utilities file reports with the OPUC by October 15 of each year regarding the amount of taxes paid by the utility or its consolidated group (with certain adjustments), as well as the amount of taxes authorized to be collected in rates, as defined by the statute. If the OPUC determines that the difference between the two amounts is greater than $100,000, the OPUC is to require the utility to establish an "automatic adjustment clause" to adjust rates.

PGE's initial report was filed on October 14, 2005 for the calendar years 2002, 2003, and 2004, based on temporary rules established by the OPUC that have since expired. The report indicated that, for each year, the difference between "taxes authorized to be collected" and "taxes paid" was greater than $100,000. However, under the law the first adjustment under the automatic adjustment clause applies only to taxes paid to units of government and collected from ratepayers on or after January 1, 2006.

Considerable uncertainty exists regarding the new law, with numerous issues subject to interpretation by the OPUC. In December 2005, the Oregon Attorney General issued an opinion that provides some guidelines for implementation of the new law. PGE, along with other utilities and consumer groups, has been participating in the OPUC's SB 408 rule-making process. To date, discussions with OPUC staff and consumer groups have not led to an agreement on the proper application of the statute or an appropriate methodology for the rate adjustment calculation. During these discussions, PGE has proposed methods by which the permanent rules would recognize the OPUC's overall responsibility under Oregon utility law to set "fair and reasonable" rates. One of these proposals is an earnings test that would be incorporated into the automatic adjustment clause. Under the earnings test, the utility would not surcharge or refund to customers if the utility's earnings were above or below a specified level.

The OPUC is expected to adopt permanent administrative rules for the implementation of the new law in September 2006 or later. Any rules adopted and rate adjustments ordered by the OPUC on SB 408 are subject to court appeal by any party.

In April 2006, PGE paid $18 million to Enron for net current taxes payable for the first quarter of 2006 when PGE was included in Enron's consolidated group for filing consolidated federal and state income tax returns. No refund obligation to customers was recorded in the first quarter of 2006 and it is not expected that any refunds will be recorded until the above issues are resolved. Currently, PGE's revenues are based on a revenue requirement that includes income taxes. PGE may be required to refund through future rates an amount based on the differences between "taxes authorized to be collected" and "taxes paid," as required by SB 408. For the year 2006, PGE estimates the range of potential refunds to customers, based on various methodologies proposed by the parties in the rulemaking process, to be from zero to $60 million. Based on a percentage of estimated annual revenues collected in the first quarter of 2006, the range of potential refunds to customers is estimated to be from zero to $16 million.

PGE continues to evaluate the potential effects of the new law. At this time, the Company is unable to predict the ultimate outcome of the implementation of SB 408 due to uncertainties that exist regarding the proper application of the law, the appropriate methodology for the rate adjustment calculation, PGE's ability to secure rate relief apart from rate results implied by SB 408, and the possibility of litigation.

On December 30, 2005, PGE filed with the OPUC an "Application for Deferred Accounting of Expenses Associated with Utility Tax Liability." The purpose of the proposed deferral is to prevent either the financial enrichment or financial harm to the Company that may occur if the permanent rules implementing SB 408 are designed with the use of fixed reference points for margins and effective tax rates from a ratemaking proceeding. The deferred amount would reflect the tax effect of the difference between PGE's implied operating costs under a fixed margin assumption and the Company's actual operating costs. On April 21, 2006, the proceeding on the application was suspended until final rules under SB 408 are adopted.

Complaint and Application for Deferral - Income Taxes - On October 5, 2005, the URP and Ken Lewis (Complainants) filed a Complaint with the OPUC alleging that, since September 2, 2005 (the effective date of SB 408), PGE's rates are not just and reasonable and are in violation of SB 408 because they contain approximately $92.6 million in annual charges for state and federal income taxes that are not being paid to any government. The Complaint requests that the OPUC order the creation of a deferred account for all amounts charged to ratepayers since September 2, 2005 for state and federal income taxes, less amounts actually paid by or on behalf of PGE to the federal and state governments for income taxes.

Also on October 5, 2005, the Complainants filed an Application for Deferred Accounting with the OPUC, claiming that PGE is charging ratepayers $92.6 million annually for federal and state income taxes that are not being paid, and that such charges are not fair, just and reasonable. The Application for Deferred Accounting requests that the portion of PGE's revenue representing the estimated PGE liabilities for federal and state income taxes, less any amounts of federal and state income taxes paid by PGE or on behalf of PGE, be deferred for later incorporation in rates.

On December 27, 2005, the OPUC issued a Joint Ruling to hold the Complaint and the Application for Deferred Accounting in abeyance pending rehearing of an order previously issued by the OPUC in a rate proceeding involving another Oregon electric utility. Management cannot predict the ultimate outcome of these matters or estimate any potential loss.

Note 8 - Common and Preferred Stock

Common Stock Issuance

In accordance with Enron's Chapter 11 Plan, on April 3, 2006 PGE issued 62.5 million shares (of 80 million shares authorized) of new PGE common stock. Approximately 27 million shares (43% of total shares distributed) of the new PGE common stock were issued to the Debtors' creditors holding allowed claims, and approximately 35.5 million shares (57% of total shares distributed) were issued to a Disputed Claims Reserve (DCR), where the shares will be held to be released over time to the Debtors' creditors holding allowed claims in accordance with the Chapter 11 Plan. The 42.8 million shares of PGE common stock previously held by Enron were cancelled. Following issuance of the new PGE common stock, PGE ceased to be a subsidiary of Enron. The new PGE common stock has been listed on the New York Stock Exchange under the ticker symbol POR.

PGE accounted for the stock issuance in the same manner as a stock split and has retroactively adjusted all periods presented. The Company's balance sheet reflects the combined book values of the $3.75 par value common stock that was cancelled and Other paid-in capital into the new item "Common stock, no par value." PGE's income statement reflects "Earnings (Loss) per Average Share" for both current and prior periods, with such amounts based upon the number of outstanding shares of new PGE common stock. Costs incurred for the issuance of new common stock, and for PGE to become a publicly-traded company, were charged to operating expense as incurred.

In addition to the issuance of 62.5 million shares of new PGE common stock described above, approximately 4.7 million shares have been reserved for future issuance pursuant to the Company's 2006 Stock Incentive Plan.

Common Stock Dividends

The OPUC order approving the issuance of new PGE common stock includes a stipulation containing several conditions, including a requirement that, after issuance of the new common stock, PGE cannot pay a common stock dividend that would cause the common equity capital percentage to fall below 48% (plus $40 million) without OPUC approval. The requirement is reduced to 45% when the DCR holds between 20% and 40% of the issued and outstanding common stock of PGE, with no minimum common equity capital percentage requirement when the DCR holds less than 20% of the issued and outstanding common stock of PGE. At April 30, 2006, the DCR held approximately 57% of total issued and outstanding common stock of PGE. PGE has agreed to maintain the additional $40 million of common equity until an OPUC order is issued in the Company's pending general rate case to assure PGE's financial capacity to absorb any adjustment(s) in its revenue requirement related to its former ownership by Enron.

No dividends may be paid on common stock, over which the preferred stock has priority, unless all amounts required to be paid for dividends and sinking fund payments on the preferred stock have been paid or set aside, respectively.

Limited Voting Junior Preferred Stock

On March 28, 2006, the $1.00 par value Limited Voting Junior Preferred Stock was redeemed and cancelled and will not be reissued.

Note 9 - Short-term Debt

Pursuant to the Company's application, the FERC issued an order on February 3, 2006 which authorized PGE to issue short-term debt, in an amount not to exceed $400 million outstanding at any one time, over the two-year period February 8, 2006 through February 7, 2008. To meet short-term cash requirements, PGE has established a program under which it may from time to time issue commercial paper for terms of up to 270 days. The commercial paper program is supported by the Company's $400 million five-year unsecured revolving credit facility, which extends to 2010. The amount available under the commercial paper program is limited to the unused line of credit under the revolving credit facility.

Although the commercial paper program subjects the Company to fluctuations in interest rates, reflecting current market conditions, individual instruments carry a fixed rate during their respective terms. Due to the short-term nature of the commercial paper, the fair value of such instruments approximates their book value.

Short-term borrowings and related interest rates were as follows (dollars in millions):

	March 31,	December 31,
	2006	2005
Aggregate short-term debt outstanding
Commercial paper*	$ 43	$ -
Weighted average interest rate
Commercial paper**	4.9%	-

Committed line of credit	$ 400	-

For the three months ended March 31	2006	2005
Average daily amounts of short-term
debt outstanding
Commercial paper	$ 12	-
Weighted daily average interest rate
Commercial paper**	4.7%	-
Maximum amount outstanding
during the period	$ 46	-

*Maturities of commercial paper outstanding at March 31, 2006 were less than one month.

**Interest rates exclude the effect of commitment fees, facility fees, and other financing fees.

Note 10 - Restatement of Prior Period Financial Statements

Non-Utility Property - Asset Retirement Obligation

During the financial closing process for the year ended December 31, 2005, PGE determined that a $20 million liability established in 1997 for estimated future demolition and remediation costs related to tenant leasehold improvements on non-utility land located adjacent to the Company's Sullivan Hydro Plant did not include consideration of salvage values. Inclusion of salvage values would have reduced the recorded liability by $8 million (to $12 million) and adjusted related deferred taxes by $3 million.

In addition, upon the January 1, 2003 adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, the Company should have further reduced the recorded liability by $4 million (to its estimated $8 million fair value) and adjusted related deferred income taxes by $2 million.

The combined effect of the above on the beginning balance of Retained Earnings as of January 1, 2005, as included in PGE's Condensed Consolidated Statements of Retained Earnings, was an increase from $637 million (as previously reported) to $644 million (as restated).

In addition, the Company has restated the presentation of the activities within the Nuclear Decommissioning Trust to disclose amounts on a gross basis, rather than on a net basis, in the Condensed Consolidated Statements of Cash Flows.

Note 11 - Subsequent Event

City of Portland Hydroelectric Revenue Refunding Bonds

On April 5, 2006, the City of Portland issued approximately $22 million of revenue bonds, the proceeds of which will be used to refund bonds related to a 36 MW hydroelectric project owned by the City. PGE purchases the entire output of the project and pays all operating and debt service under a long-term contract with the City that expires in 2017. The new bonds were issued at an average interest rate of 5.523% and will replace bonds that carried an interest rate of 7.000%. The reduction in future debt service costs will be reflected in PGE's purchased power costs over the contract period.

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

Overview

Ownership of PGE - In accordance with Enron's Chapter 11 bankruptcy plan, on April 3, 2006, 62.5 million shares of new PGE common stock were issued to Enron's creditors holding allowed claims and to a Disputed Claims Reserve, where the shares will be held to be released over time to creditors holding allowed claims. The new PGE common stock is listed on the New York Stock Exchange under the symbol POR. The previously outstanding PGE common stock, all of which was held by Enron, has been cancelled, and PGE is no longer a subsidiary of Enron. For further information, see "Ownership of PGE" in "Financial and Operating Outlook" of this Item 2.

Customers - PGE maintains its focus on providing safe and reliable electric service to its 785,000 retail customers, including approximately 4,600 new customers in the first quarter of 2006. The Company continues to achieve strong rankings for power quality and reliability, measured in terms of outage frequency and duration, and also ranks well in overall customer satisfaction.

Oregon's economy continues to improve in 2006, with over 17,000 new jobs added in the first quarter of the year on the strength of construction, manufacturing, education, and health services sectors. Such job growth helped to reduce the state's unemployment rate to 5.5% in March, down significantly from that of the last two years. Oregon's non-farm employment (seasonally adjusted) in March 2006 was at a record high level.

Power Supply - Regional hydro conditions in 2006 exceed average levels, a significant improvement from the Pacific Northwest's severe to moderate drought conditions of the past three years. Water conditions on both the Clackamas and Deschutes river systems, where PGE's facilities are located, exceed average levels in 2006, resulting in an approximate 68% increase in the Company's hydro generation from the first quarter of 2005. Such increase more than offset slightly lower output, compared to last year's first quarter, from those mid-Columbia River hydro projects with which PGE has long-term power purchase contracts. Current forecasts indicate above-normal regional hydro conditions for the remainder of this year. Wholesale market prices, although recently moderating somewhat, remain generally higher than last year.

PGE continues to implement its Integrated Resource Plan (IRP) to meet the electricity needs of its customers, with the 400 MW natural gas-fired Port Westward plant on schedule for completion in the first quarter of 2007. The Company recently executed an agreement to acquire development rights for a wind farm (Biglow Canyon Wind Farm) that would allow PGE to develop up to 450 MW of energy capacity. The agreement is subject to certain approvals, including that of the OPUC, which must approve certain specific terms. If approved, it is anticipated that the project will be completed over the next five years and should help reduce the Company's fuel cost exposure and energy price volatility. PGE currently plans to file a new IRP with the OPUC by the end of 2006. A settlement agreement related to the license application for the Company's four projects on the Clackamas River was submitted to the FERC in late March 2006 for review and approval.

Operations - PGE's Boardman coal plant, taken out of service in late October 2005 for repair of the plant's turbine rotor, remained out of service for the entire first quarter of 2006 for repair of both the turbine and generator rotors. PGE estimates that the plant will be operational by late May 2006. The incremental cost of replacement power, obtained primarily from purchases in the wholesale market, was approximately $44 million for the first quarter of 2006, with second quarter costs currently estimated at $4 million. PGE has been able to meet a greater portion of its retail load requirement with output from the Company's hydroelectric generation facilities, due to favorable water conditions.

Retail loads during the first quarter of 2006 increased due to both continued customer growth and colder weather. Energy use by all major customer sectors increased over last year's first quarter. Weather adjusted retail energy sales, projected to increase approximately 3% in 2006, increased 1.3% from last year's first quarter.

Plans are continuing for the demolition of major structures at the closed Trojan nuclear plant, with implosion of the cooling tower scheduled for late-May 2006. Site preparation for demolition of remaining structures (including turbine, control, auxiliary, and fuel buildings) has begun, with removal planned during 2006 and 2007. The final phase of project demolition, including the plant's containment building, is scheduled for 2008. PGE has designed the demolition work to minimize impacts on the environment and surrounding communities.

Financial Performance - PGE's first quarter earnings were adversely affected by the extended outage at Boardman. The high cost of power to replace the plant's generation resulted in both a significant decrease in net operating income in the first quarter of 2006 and a second consecutive quarterly net loss. Higher energy sales and improved hydro conditions only partially offset the effect of Boardman's outage on the Company's financial results for the first quarter of this year.

PGE continues to maintain stable operating cash flow and adequate liquidity through both its $400 million credit facility and access to the commercial paper market. In late April 2006, the Company entered into a private placement agreement with certain institutional buyers for the sale of $275 million in First Mortgage Bonds in May 2006. PGE intends to use the proceeds from the bond issuance for the early retirement of the outstanding $150 million principal amount of 8 1/8% Series First Mortgage Bonds due in 2010, and for general corporate purposes.

Regulatory Matters - In March 2006, PGE filed a general rate case and proposed new tariffs for consideration by the OPUC, based upon a 2007 test year. The filing includes power costs, recovery of the Company's investment in Port Westward, and general (non-power) costs. For further information, see "General Rate Case" in "Financial and Operating Outlook" of this Item 2.

Under the Company's "Resource Valuation Mechanism" (RVM) process, retail rates were increased by approximately 3.7% on January 1, 2006, due to higher wholesale power and natural gas prices. In late March 2006, PGE submitted a preliminary RVM filing with the OPUC related to projected 2007 power costs. This filing has been consolidated with the Company's general rate case filing.

PGE has filed an application with the OPUC seeking deferral, for future ratemaking treatment, of replacement power costs related to the period during which Boardman was out of service for repair of the plant's turbine rotor, which ended on February 5, 2006. For further information, see "Boardman Coal Plant - Extended Outage" in "Financial and Operating Outlook" of this Item 2.

PGE continues to participate with other utilities and consumer groups in the OPUC's rule-making process to implement Oregon Senate Bill 408, which seeks to match amounts collected in rates for income taxes with income taxes paid to governmental entities by investor-owned utilities or their consolidated group. There remains considerable uncertainty regarding the new law, with numerous issues subject to interpretation by the OPUC, and the Company continues to evaluate its potential effects.

Results of Operations

The following review of PGE's results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and natural gas costs, quarterly operating earnings are not necessarily indicative of results to be expected for calendar year 2006.

2006 Compared to 2005 for the Three Months Ended March 31

PGE had a net loss of $6 million ($0.10 per share) in the first quarter of 2006 compared to net income of $38 million ($0.61 per share) in the first quarter of 2005. The decrease in earnings was due primarily to reduced margins on energy sales, caused by replacement power costs related to the extended, unplanned repair outage of the Boardman coal plant, and unrealized losses on power and natural gas contracts in the first quarter of 2006. Increased costs related to winter storm restoration, Boardman repair and maintenance, and customer support activities were offset by lower administrative expenses in this year's first quarter.

The following table summarizes Operating Revenues and Energy Sold and Delivered for the first quarter of 2006 and 2005:

	Three Months Ended March 31,
Operating Revenues	2006	2005	Increase/ (Decrease)
(In Millions)

Retail Operating Revenues:
Retail	$ 358	$ 337	$ 21
Direct Access Customer Revenues	(3)	-	(3)
Total Retail Revenues	355	337	18

Wholesale (Non-Trading)	24	27	(3)
Other Operating Revenues	2	7	(5)
Total Operating Revenues	$ 381	$ 371	$ 10

Energy Sold and Delivered
(In Thousands of MWhs)

Retail Energy Deliveries
Retail Energy Sales	4,773	4,524	249
Energy Delivered to Direct Access Customers	247	282	(35)
Total Retail Energy Deliveries	5,020	4,806	214

Wholesale (Non-Trading)	612	613	(1)
Trading Activities	-	486	(486)
Total Energy Sold and Delivered	5,632	5,905	(273)

Total Operating Revenues in the first quarter of 2006 increased approximately 2.7% from last year's first quarter, as a 5.3% increase in Total Retail Revenues was partially offset by lower Wholesale and Other Operating Revenues. The increase in Total Retail Revenues resulted from both higher energy sales and a 2006 rate increase related to higher power costs. (See "Resource Valuation Mechanism" in "Financial and Operating Outlook" of this Item 2 for further information). A 5.5% increase in Retail Energy Sales was primarily attributable to both an approximate 12,800 increase in customers from the first quarter of 2005 and to colder weather in the first quarter of 2006. Energy use by all major customer classes increased, with residential energy sales up 7.6% and commercial and industrial sales up 2.8% and 5.8%, respectively. The reduction in Direct Access Customer Revenues resulted from "transition adjustment" credits reflecting the difference between the cost and market value of PGE's power supply portfolio, as provided by Oregon's electricity restructuring law.

Wholesale revenues decreased by about 11% from last year's first quarter due to lower average spot market prices in the first quarter of 2006, resulting primarily from increased regional hydro availability.

The decrease in Other Operating Revenues from last year's first quarter was caused primarily by reduced margins on the sale of natural gas in excess of generating plant requirements.

Purchased Power and Fuel expense increased $90 million (63%) from last year's first quarter. The increase was due primarily to the cost of replacing coal-fired generation at Boardman and results of portfolio management activities in power and natural gas markets, related to the effect of increased hydro availability on market prices. Approximately $44 million of incremental power costs were incurred in the first quarter of 2006 to replace the output of Boardman, which was taken out of service in late October 2005 for repair of the plant's turbine rotor and which remained out of service during the first quarter of 2006 for repairs to the plant's generator rotor. In addition, first quarter 2006 expense includes $21 million of unrealized net losses on derivative activities, compared to $19 million of unrealized net gains in the first quarter of 2005. It is expected that the unrealized losses at the end of this year's first quarter will reverse during the remainder of 2006 upon settlement of the related contracts.

Company generation decreased 35% from that of last year's first quarter, with reduced thermal generation partially offset by a 68% increase in PGE hydro production, resulting from increased stream flows. Total generation met approximately 28% of PGE's retail load during the first quarter of 2006, compared to 45% last year.

The following table indicates PGE's total system load (including both retail and wholesale) for the first quarter of 2006 and 2005. Average variable power costs include wheeling and exclude unrealized gains and losses from derivative instruments.

	Megawatt/Variable Power Costs
	Megawatt-Hours (thousands)		Average Variable Power Cost (Mills/kWh)

	2006	2005	2006	2005
Generation	1,435	2,215	2.9	12.7
Term Purchases	3,825	3,144	44.9	34.3
Spot Purchases	526	157	34.0	51.3
Total System Load	5,786	5,516	36.4	28.5

PGE's average variable power cost increased about 28% from last year's first quarter due to the higher cost of term purchases required to replace the output of Boardman. Improved margins on settled natural gas hedging transactions, related to increased prices and the Company's portfolio position, reduced the average cost of generation.

Production, distribution, administrative and other expenses increased $4 million (6%) from the first quarter of 2005, primarily due to repair and maintenance work at Boardman and service restoration costs related to wind and rain storms in the first quarter of 2006. These were partially offset by a reduction in employee benefit and insurance costs in this year's first quarter.

Depreciation and Amortization expense decreased $3 million (5%) primarily due to a $5 million decrease in amortization of regulatory assets (fully offset within Net Operating Income due to a corresponding decrease in Operating Revenues). Depreciation of utility plant increased approximately $2 million.

Income taxes decreased $34 million due to lower taxable income in the first quarter of 2006, caused primarily by replacement power costs related to the extended repair outage of Boardman.

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

Cash used in operating activities totaled $20 million in the first quarter of 2006 compared to $168 million provided by such activities in the same period last year. Increased operating cash requirements in this year's first quarter consisted primarily of $129 million in higher payments for power and fuel purchases and a $96 million net decrease in cash collateral deposits received from certain wholesale customers. Such higher cash requirements were partially offset by a $52 million increase in cash received for sales of electricity.

Cash balances are temporarily invested primarily in government money market funds and short-term commercial paper that have remaining maturities of less than three months from the date of acquisition. Such investments, which are considered cash equivalents, are consistent with PGE's investment objectives to preserve principal, maintain liquidity, and diversify risk, and are limited to investment grade securities (primarily short term), as approved by PGE's Board of Directors. During the quarter, the Company's cash position changed to a short-term cash borrowing position, due in part to purchases of replacement power resulting from the extended repair outage of Boardman.

Investing Activities consist primarily of improvements and additions to PGE's distribution, transmission, and generation facilities. The $78 million increase in capital expenditures in the first quarter of 2006 is primarily due to construction costs of Port Westward. Other expenditures were related to the expansion of PGE's distribution system to support both new and existing customers within the Company's service territory.

Financing Activities provide supplemental cash for both day-to-day operations and capital requirements as needed. PGE relies on cash from operations, borrowings under its revolving credit facilities, and long-term financing activities to support such requirements.

During the first quarter of 2006, PGE issued $43 million in short-term debt and repaid $3 million of conservation bonds. No cash dividends on common stock were declared or paid in the first three months of 2006 or 2005.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Company's Articles of Incorporation and the Indenture of Mortgage and Deed of Trust securing the bonds. PGE estimates that on March 31, 2006 it could issue up to approximately $395 million of First Mortgage Bonds under the most restrictive issuance test in the mortgage. In addition, it is estimated that the Company could issue up to approximately $62 million in preferred stock under the restrictions set forth in the Articles of Incorporation. Any issuances would also be subject to market conditions and amounts may be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the mortgage on the basis of property additions, bond credits, and/or deposits of cash. Based on the availability of short-term credit facilities and the expected ability to issue long-term debt and equity securities, management believes there is sufficient liquidity to meet the Company's anticipated capital and operating requirements.

PGE has a $400 million five-year revolving credit facility with a group of commercial banks. The facility, which is unsecured, is available for general corporate purposes, with the maximum amount available to PGE for borrowings and/or the issuance of standby letters of credit. At March 31, 2006, PGE had utilized approximately $17 million in letters of credit, with $13 million related to wholesale trading activities and $4 million related to Port Westward.

The credit facility allows PGE to borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the facility. The facility provides that all outstanding loans mature on the termination date of the facility, provided that such date may be extended for an additional year for those lenders who agree to an extension. The facility requires annual fees based on PGE's unsecured credit rating, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the facility, to 65% of total capitalization. At March 31, 2006, the Company's indebtedness to total capitalization ratio, as calculated under the facility, was 43.0%.

PGE has authorization from the FERC to issue short-term debt, in an amount not to exceed $400 million outstanding at any one time, over the two-year period February 8, 2006 through February 7, 2008.

Cash Requirements

PGE's access to short-term debt markets provides necessary liquidity to support the Company's current operating activities, including the purchase of electricity and fuel. Long-term capital requirements are driven largely by debt refinancing activities and capital expenditures for distribution, transmission, and generation facilities supporting both new and existing customers.

PGE's liquidity and capital requirements are significantly affected by operating, capital expenditure, debt service, and working capital needs, including margin deposit requirements related to the Company's wholesale trading activities. PGE's revolving credit facility provides a primary source of liquidity, supplementing operating cash flow and supporting the Company's commercial paper program. PGE's ability to secure sufficient long-term capital at a reasonable cost is determined by its financial performance and outlook, capital expenditure requirements (including the effects of these factors on the Company's credit ratings), and alternatives available to investors. The Company's ability to obtain and renew such financing depends on its credit ratings as well as on bank credit markets, both generally and for electric utilities in particular.

PGE's financial objectives include the balancing of debt and equity to maintain a low weighted average cost of capital while retaining sufficient flexibility to meet the Company's financial obligations. PGE's objective is to maintain a common equity ratio (common equity to the total of consolidated capitalization, long-term debt due within one year, and short-term borrowings) of approximately 50%. Achievement of this objective while sustaining sufficient cash flow is necessary to maintain acceptable credit ratings and allow access to long-term capital at attractive interest rates. PGE's common equity ratios were 56.3% and 57.5% at March 31, 2006 and December 31, 2005, respectively.

As previously indicated, a significant portion of cash provided by operations consists of depreciation and amortization of utility plant which is recovered in rates. PGE estimates recovery of such charges will approximate $175 million to $215 million annually over the period 2006-2008. Combined with all other sources, total cash provided by operations is estimated to range from $145 million to $295 million annually during the 2006-2008 period.

The following table indicates PGE's projected primary cash requirements for the years indicated (in millions):

	2006	2007	2008

Capital expenditures (*)	$340 - $360	$225 - $245	$280 - $300
Long-term debt maturities	$11	$67	-

(*) Includes expenditures related to the construction of Port Westward (approximately $117 for 2006 and $16 for 2007) and for fish passage measures at the Pelton Round Butte hydroelectric project (approximately $50 for 2008). Excludes expenditures related to the Biglow Canyon Wind Farm and other projects subject to further approval. Phase I of the Biglow Canyon Wind Farm (126 MW capacity), which is subject to OPUC approval, could add approximately $240 of capital expenditures over the 2006-2008 period.

PGE's revolving credit facility may be used to fund any potential cash shortfall. Cash balances are temporarily invested primarily in government money market funds and short-term commercial paper that have remaining maturities of less than three months from the date of acquisition and are considered cash equivalents. Such investments are consistent with PGE's objectives to preserve principal, maintain liquidity, and diversify risk. Company investments are limited to investment grade securities (primarily short-term).

The OPUC order approving the issuance of new PGE common stock includes a stipulation containing several conditions, including a requirement that, after issuance of the new common stock, PGE cannot pay a common stock dividend that would cause the common equity capital percentage to fall below 48% (plus $40 million) without OPUC approval. The requirement is reduced to 45% when the Disputed Claims Reserve (DCR) holds between 20% and 40% of the issued and outstanding common stock of PGE, with no minimum common equity capital percentage requirement when the DCR holds less than 20% of the issued and outstanding common stock of PGE. At April 30, 2006, the DCR held approximately 57% of total issued and outstanding common stock of PGE. PGE has agreed to maintain the additional $40 million of common equity until an OPUC order is issued in the Company's pending general rate case to assure PGE's financial capacity to absorb any adjustment(s) in its revenue requirement related to its ownership by Enron.

The Company expects to pay regular quarterly dividends on its common stock. However, the declaration of such dividends is at the discretion of the Company's Board of Directors and is not guaranteed. The amount of common dividends will depend upon PGE's results of operations and financial condition, future capital expenditures and investments, any applicable regulatory and contractual restrictions, and other factors that the Board of Directors considers relevant.

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

Should Moody's or S&P (or both) reduce the credit rating on PGE's unsecured debt to below investment grade, the Company could be subject to requests by certain of its wholesale counterparties to post additional performance assurance collateral. On March 31, 2006, PGE had posted approximately $19 million of collateral, consisting of $13 million in letters of credit and $6 million in cash. Based on the Company's non-trading portfolio, estimates of current energy market prices, and the current level of collateral outstanding, as of March 31, 2006, the approximate amount of additional collateral that could be requested upon a single agency downgrade event to below investment grade is approximately $62 million and decreases to approximately $8 million by year-end 2006. The approximate amount of additional collateral that could be requested upon a dual agency downgrade event to below investment grade is approximately $89 million and decreases to approximately $8 million by year-end 2006.

In addition to collateral calls, a credit rating reduction could impact the terms and conditions of long-term debt issued in the future. Any rating reductions could also increase interest rates and fees on PGE's revolving credit facility, increasing the cost of funding the Company's day-to-day working capital requirements. PGE's financing arrangements do not contain ratings triggers that would result in an acceleration of the required interest and principal payments in the event of a ratings downgrade. Management believes that PGE's existing line of credit, access to the commercial paper market, and cash from operations provide the Company with sufficient liquidity to meet its day-to-day cash requirements.

Contractual Obligations and Commercial Commitments

PGE's contractual obligations have not changed materially from those amounts disclosed in the Company's 2005 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

New Oregon Tax Law

In 2005, the state of Oregon enacted Senate Bill 408 (SB 408), a new law that seeks to adjust the way that PGE and most other Oregon investor-owned electric and gas utilities collect income taxes from ratepayers. The law authorizes an adjustment to retail customer rates based on the difference between "taxes authorized to be collected" and "taxes paid" to governmental entities on or after January 1, 2006. PGE continues to evaluate the potential effects of the new law and is currently unable to predict the ultimate outcome of its implementation due to uncertainties regarding its application or appropriate methodology for the calculation of rate adjustments. No refund obligation to customers was recorded in the first quarter of 2006 and it is not expected that any will be recorded until certain issues are resolved. For the year 2006, PGE estimates the range of potential refunds to customers, based on various methodologies proposed by the parties in the rulemaking process, to be from zero to $60 million. Based on a percentage of estimated annual revenues collected in the first quarter of 2006, the range of potential refunds to customers is estimated to be from zero to $16 million. For further information, see "New Oregon Law - Utility Rate Treatment of Income Taxes" in "Financial and Operating Outlook" of this Item 2.

PGE's critical accounting policies that require the use of estimates and assumptions are discussed further in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Financial and Operating Outlook

Retail Customer Growth and Energy Deliveries

Weather adjusted retail energy deliveries to PGE and ESS customers increased 1.3% for the three months ended March 31, 2006, compared to the same period last year. The increase was due primarily to 1.4% and 3.1% increases, respectively, in residential and commercial deliveries. Increased residential sales resulted primarily from an 11,200 increase in the average number of customers served during this year's first quarter. Higher commercial sales resulted from a 1,600 increase in customers served, higher average usage, and an improved economy. These increases were partially offset by a 2.3% decrease in energy delivered to industrial customers, due primarily to a single large customer that can generate its own power requirements but which purchased energy from PGE during last year's first quarter. PGE forecasts total weather adjusted energy deliveries to PGE and ESS customers in 2006 to increase by approximately 3% from last year.

Power and Fuel Supply

Current forecasts indicate that regional hydro conditions will exceed average levels in 2006. Volumetric water supply forecasts for the Pacific Northwest, prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies, indicate the April-to-September runoff (as measured at The Dalles, Oregon) at 101% of normal, compared to actual runoffs of 74% in 2005 and 77% in 2004. Hydro conditions in the Clackamas and Deschutes river systems, where PGE's facilities are located, are currently projected to be 100% and 107% of normal, respectively, compared to actual runoffs of approximately 72% and 87% of normal, respectively, in 2005.

PGE generated 28% of its retail load requirement in the first quarter of 2006, with 16% met with thermal generation and the remaining 12% with hydro generation; short- and long-term purchases were utilized to meet the remaining load. PGE's ability to purchase power in the wholesale market, along with the Company's base of thermal and hydroelectric generating capacity, currently provides the flexibility to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers.

Factors that can affect the availability and price of purchased power and fuel include weather conditions in the Northwest and Southwest, the performance of major generating facilities in both regions, regional hydro conditions, and prices of natural gas and coal used to fuel thermal generating plants. Market prices of natural gas can also be affected by destructive storms and extreme weather in other sections of the United States. Power and natural gas prices have moderated since late 2005, due primarily to increased hydro availability within the region. The general upward trend of energy prices experienced in recent years, however, is expected to continue.

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

Ownership of PGE

The registered owner of the new PGE common stock held in the DCR is the Disbursing Agent associated with the DCR. The Disbursing Agent will oversee the release of new PGE common stock from the DCR to the Debtors' creditors that hold allowed claims. All shares of new PGE common stock held in the DCR will be voted by the Disbursing Agent at the direction of the Disputed Claims Reserve Overseers (DCRO). Approval of any offer to purchase the new PGE common stock from the DCR will be the responsibility of the DCRO, in accordance with guidelines approved by the Bankruptcy Court. The DCRO is currently comprised of those individuals who serve on Enron's Board of Directors.

The distribution of new PGE common stock was approved by all required regulatory agencies, including the OPUC. The OPUC order approving the distribution of the new PGE common stock (OPUC Order) includes 17 conditions that relate to, among other things: certain service quality measures; additional direct access options for commercial and industrial customers; maintenance of PGE's financial strength during the conclusion of the Enron bankruptcy process; and certain indemnifications for PGE from Enron related to Enron-sponsored employee benefit plans and certain liabilities related to taxes that may be imposed as the result of PGE's inclusion in Enron's consolidated tax group. These indemnifications are included in the separation agreement described below.

On February 10, 2006, the City of Portland appealed the OPUC Order in both the Marion County Circuit Court and the Oregon Court of Appeals. The City filed in both courts due to the jurisdictional uncertainty created by new Oregon law governing appeals of OPUC decisions. In its appeal to the Circuit Court, the City alleges that the OPUC made its decision on an inadequate record, failed to enter adequate findings in support of its decision, abused the discretion granted it by Oregon law, and based its decision on a statute that constituted an unlawful delegation from the Oregon Legislature. The City requests the OPUC Order be modified, reversed or remanded. In the Court of Appeals filing, the City alleges that it is an aggrieved party and asks for judicial review without further details. On February 23, 2006 the OPUC filed a Motion to Hold Case in Abeyance with the Marion County Circuit Court in order to seek summary determination from the Court of Appeals regarding the proper court to hear the City's appeal. The City and other defendants to the action, including PGE, did not oppose the motion. On April 6, 2006, the City of Portland agreed to dismiss the action before the Oregon Court of Appeals in order for review of the OPUC's determination to proceed in the Circuit Court, conceding that the Court of Appeals may not have jurisdiction. The Circuit Court has not ruled on this motion.

On February 13, 2006, the URP filed with the OPUC an application for reconsideration of the OPUC Order. On February 28, 2006, PGE, CUB, and the OPUC staff filed oppositions to URP's application for reconsideration. Also on February 28, 2006, the City filed in support of URP's application and added new grounds for reconsideration of the OPUC Order. PGE filed in opposition to the City's new grounds for reconsideration on March 13, 2006. On April 10, 2006, the OPUC issued an order that denied the URP's and the City's requests for reconsideration of the OPUC Order.

Separation Agreement - On April 3, 2006, PGE and Enron entered into a separation agreement, as required by the OPUC order that approved the distribution of new PGE common stock. The separation agreement provides generally for the settlement of intercompany amounts, the termination of intercompany agreements between PGE and Enron (except for certain provisions of a previously executed separate tax allocation agreement), and certain indemnifications for PGE from Enron related to Enron-sponsored employee benefit plans and certain liabilities related to taxes that may be imposed as the result of PGE's inclusion in Enron's consolidated tax group.

Release from Enron Pension Plan Liability - On May 8, 2006, the Pension Benefit Guaranty Corporation (PBGC) and PGE entered into a release with respect to the Enron Corp. Cash Balance Plan and the pension plans of other Enron debtor subsidiaries (Pension Plans). The PBGC irrevocably and unconditionally forever released, acquitted and discharged PGE and its subsidiaries and affiliates and each of their past and present officers, agents, directors, employees and representatives from all liability under Title IV of the Employee Retirement Income Security Act of 1974 with respect to the Pension Plans.

Oregon Tax Credits - PGE generated approximately $15 million of Oregon tax credits that, due to taxable income limitations, were not utilized by Enron prior to the separation of the two companies on April 3, 2006. In prior years PGE was able to utilize these tax credits to reduce its tax payment obligation to Enron pursuant to a tax sharing agreement. To the extent that Enron is unable to utilize these credits on its tax returns, PGE expects that it will be able to utilize such tax credits on its Oregon income tax return in future periods. Any amounts not utilized by PGE on its Oregon income tax return for the period April 3, 2006 through December 31, 2006 are expected to be available for carryover and utilization in future years. Due to uncertainties related to the proper application of SB 408 (see "New Oregon Law - Utility Rate Treatment of Income Taxes" below), the Company is currently unable to determine the accounting treatment that would be used for any of the tax credits that are subsequently utilized by PGE on a future period tax return which were previously used by PGE to reduce tax payments to Enron.

Boardman Coal Plant - Extended Outage

On October 22, 2005, following the detection of vibrations in Boardman's steam turbine rotor, the plant was taken out of service and the rotor was removed for repair. On February 6, 2006, during the process of returning the plant to operation, the generator rotor was damaged and subsequently removed for repair. The generator rotor has been repaired, and PGE estimates that the plant will be operational by late May 2006. Due to the extended outage, annual maintenance requirements, originally scheduled for the second quarter of 2006, have been completed.

Boardman's extended outage has required that PGE replace its portion of the plant's generation with both higher cost purchases in the wholesale market and increased generation from the Company's natural gas-fired generating plants. PGE's incremental power costs to replace its share of Boardman's generation in the fourth quarter of 2005 and first quarter of 2006 were approximately $41 million and $44 million, respectively, with incremental power costs for the second quarter of 2006 currently estimated at $4 million. Reduced replacement power costs in the second quarter reflect the impact of favorable regional hydro conditions on wholesale power prices. Incremental power costs related to the initial portion of the outage (October 23, 2005 - February 5, 2006) were approximately $64 million. Incremental power costs related to the outage period from February 6, 2006 to the end of the first quarter of 2006 were approximately $21 million.

On November 18, 2005, PGE filed with the OPUC an "Application for Deferred Accounting of Excess Power Costs Due to Plant Outage". The application requested an order authorizing PGE to defer for later ratemaking treatment excess power costs associated with Boardman's turbine rotor outage, effective on the date of the application. The application seeks deferral of the difference between Boardman's variable power costs used in setting rates for 2005 and 2006 (under the Company's RVM) and replacement power costs incurred during the turbine rotor outage. The deferral period for the outage ended on February 5, 2006 with the installation of the repaired turbine rotor. The deferral amount is currently estimated at approximately $45 million. No deferral has yet been recorded by the Company. A procedural schedule has been adopted for further consideration of the deferral by the OPUC. Management cannot predict the timing or the ultimate outcome of a decision by the OPUC on the Company's application. Under the RVM process, a 4-year rolling average of historical forced outages of PGE's generating plants is used in setting expected power costs. To the extent the Company is not allowed to recover replacement power costs for Boardman under the deferred accounting application, impacts of the turbine rotor forced outage (October 23, 2005 through February 5, 2006) may be included in the 4-year rolling average component of rates requested under the RVM process beginning in 2007.

PGE has determined that it will not file an application to defer incremental power costs related to the outage resulting from damage to the generator rotor, which began on February 6, 2006. The Company is evaluating, however, whether to propose including this outage in the 4-year rolling average of forced outages in its annual power cost update filings starting in 2008.

New Oregon Law - Utility Rate Treatment of Income Taxes

A new law, Oregon Senate Bill 408 (SB 408), seeks to adjust the way that PGE and most other Oregon investor-owned electric and gas utilities collect income taxes from ratepayers. SB 408 attempts to more closely match tax amounts collected in revenues for income taxes with the amount of income taxes paid to governmental entities by investor-owned utilities or their consolidated group. It requires that utilities file reports with the OPUC by October 15 of each year regarding the amount of taxes paid by the utility or its consolidated group (with certain adjustments), as well as the amount of taxes authorized to be collected in rates, as defined by the statute. If the OPUC determines that the difference between the two amounts is greater than $100,000, the OPUC is to require the utility to establish an "automatic adjustment clause" to adjust rates.

PGE's initial report was filed on October 14, 2005 for the calendar years 2002, 2003, and 2004, based on temporary rules established by the OPUC that have since expired. The report indicated that, for each year, the difference between "taxes authorized to be collected" and "taxes paid" was greater than $100,000. However, under the law the first adjustment under the automatic adjustment clause applies only to taxes paid to units of government and collected from ratepayers on or after January 1, 2006.

Considerable uncertainty exists regarding the new law, with numerous issues subject to interpretation by the OPUC. In December 2005, the Oregon Attorney General issued an opinion that provides some guidelines for implementation of the new law. PGE, along with other utilities and consumer groups, has been participating in the OPUC's SB 408 rule-making process. To date, discussions with OPUC staff and consumer groups have not led to an agreement on the proper application of the statute or an appropriate methodology for the rate adjustment calculation. During these discussions, PGE has proposed methods by which the permanent rules would recognize the OPUC's overall responsibility under Oregon utility law to set "fair and reasonable" rates. One of these proposals is an earnings test that would be incorporated into the automatic adjustment clause. Under the earnings test, the utility would not surcharge or refund to customers if the utility's earnings were above or below a specified level.

The OPUC is expected to adopt permanent administrative rules for the implementation of the new law in September 2006 or later. Any rules adopted and rate adjustments ordered by the OPUC on SB 408 are subject to court appeal by any party.

In April 2006, PGE paid $18 million to Enron for net current taxes payable for the first quarter of 2006 when PGE was included in Enron's consolidated group for filing consolidated federal and state income tax returns. No refund obligation to customers was recorded in the first quarter of 2006 and it is not expected that any refunds will be recorded until these issues are resolved. Currently, PGE's revenues are based on a revenue requirement that includes income taxes. Such revenues may be subject to refund through future rates related to the differences between "taxes authorized to be collected" and "taxes paid" as required by SB 408. For the year 2006, PGE estimates the range of potential refunds to customers, based on various methodologies proposed by the parties in the rulemaking process, to be from zero to $60 million. Based on a percentage of estimated annual revenues collected in the first quarter of 2006, the range of potential refunds to customers is estimated to be from zero to $16 million.

PGE continues to evaluate the potential effects of the new law. At this time, the Company is unable to predict the ultimate outcome of the implementation of SB 408 due to uncertainties that exist regarding the proper application of the law, the appropriate methodology for the rate adjustment calculation, PGE's ability to secure rate relief apart from rate results implied by SB 408, and the possibility of litigation.

On December 30, 2005, PGE filed with the OPUC an "Application for Deferred Accounting of Expenses Associated with Utility Tax Liability." The purpose of the proposed deferral is to prevent either the financial enrichment or financial harm to the Company that may occur if the permanent rules implementing SB 408 are designed with the use of fixed reference points for margins and effective tax rates from a ratemaking proceeding. The deferred amount would reflect the tax effect of the difference between PGE's implied operating costs under a fixed margin assumption and the Company's actual operating costs. On April 21, 2006, the proceeding on the application was suspended until final rules under SB 408 are adopted.

Complaint and Application for Deferral - Income Taxes

On October 5, 2005, the URP and Ken Lewis (Complainants) filed a Complaint with the OPUC alleging that, since September 2, 2005 (the effective date of SB 408), PGE's rates are not just and reasonable and are in violation of Senate Bill 408 because they contain approximately $92.6 million in annual charges for state and federal income taxes that are not being paid to any government. The Complaint requests that the OPUC order the creation of a deferred account for all amounts charged to ratepayers since September 2, 2005 for state and federal income taxes, less amounts actually paid by or on behalf of PGE to the federal and state governments for income taxes.

Also on October 5, 2005, the Complainants filed an Application for Deferred Accounting with the OPUC, claiming that PGE is charging ratepayers $92.6 million annually for federal and state income taxes that are not being paid, and that such charges are not fair, just and reasonable. The Application for Deferred Accounting requests that the portion of PGE's revenues representing estimated PGE liabilities for federal and state income taxes, less any amounts of federal and state income taxes paid by PGE or on behalf of PGE, be deferred for later incorporation in rates.

On December 27, 2005, the OPUC issued a Joint Ruling to hold the Complaint and the Application for Deferred Accounting in abeyance pending rehearing of an order previously issued by the OPUC in a rate proceeding involving another Oregon electric utility. Management cannot predict the ultimate outcome of these matters or estimate any potential loss.

Class Action Lawsuit - Multnomah County Business Income Taxes

In January 2005, David Kafoury and Kafoury Brothers, LLC filed a class action lawsuit in Multnomah County Circuit Court against PGE on behalf of all PGE customers who were billed on their electric bills and paid amounts for Multnomah County Business Income Taxes (MCBIT) after 1996 that the plaintiffs alleged were never paid to Multnomah County. The charges were billed and collected under OPUC rules that allow utilities to collect taxes imposed by the county. As PGE was included in Enron's consolidated income tax return, the Company paid the tax it collected to Enron. The plaintiffs sought judgment against PGE for restitution of MCBIT in excess of $6 million, plus interest, recoverable costs, and reasonable attorney fees. The plaintiffs filed an amended complaint in February 2005, adding claims for fraud, unjust enrichment, conversion, statutory violations, and seeking punitive damages.

In May 2005, the Court granted PGE's motion for a stay for all purposes until the OPUC's issuance of a declaratory ruling in response to questions by PGE. In October 2005, the OPUC issued an order that determined that OPUC rules authorized PGE collections of the MCBIT from Multnomah County customers but did not require that PGE calculate them in any particular way.

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

City of Portland Actions

In September 2005, the Portland City Council directed the City Attorney and City staff to obtain from PGE information regarding the collection and payment of utility income taxes. PGE voluntarily provided extensive financial and operational data to the City. The City has since broadened its inquiry to include PGE's power trading activities in 2000 and 2001, and on March 23, 2006, the City issued a subpoena to PGE seeking numerous records and documents. PGE has determined that there are a number of legal and practical issues concerning the City's request for additional information, and has declined to provide any additional data to the City while those issues remain unresolved. On April 21, 2006, PGE filed a complaint in Multnomah County Circuit Court seeking clarity on whether the City has investigatory and ratemaking authority.

On May 5, 2006, the City of Portland filed a complaint against PGE with the OPUC. The complaint alleges that Enron and PGE should not have filed income taxes on a unitary basis under Oregon law. The complaint also alleges that PGE made certain cash payments to Enron under a tax allocation agreement which at the time had not been approved by the SEC, nor had PGE submitted the agreement to the OPUC for a determination as to whether the agreement was fair and reasonable and in the public interest as provided under Oregon law. The City requests rulings from the OPUC confirming the violations alleged in the complaint; an investigation of those matters; an order directing PGE to make no further stock dividend distributions until the legality and reasonableness of PGE's tax filings is determined; and an assessment of penalties of $10,000 for each violation of any statute administered by the OPUC and for each instance of failure by PGE to perform duties required of a utility under Oregon law. PGE disagrees with the City's allegations in the complaint and will vigorously defend against it at the OPUC.

General Rate Case

PGE filed a general rate case and proposed tariffs with the OPUC in March 2006 that would increase rates by 8.9 percent in 2007. About half of the proposed increase is related to power and fuel costs, as included in the Company's RVM process (described below). The remaining increase is related to recovery of the Company's investment in the Port Westward natural gas generating plant and to increased general (non-power) costs. The Company is also proposing a tariff under which it would share with customers a portion of the difference between each year's forecast and actual net variable power costs. The filing is the Company's first general rate increase request since 2001. A schedule has been established that provides for public hearings, testimony by participating parties, oral arguments, and settlement conferences, with a final order by the OPUC currently scheduled for January 2007.

Resource Valuation Mechanism

PGE's RVM tariff mechanism, approved by the OPUC and initiated for the year 2003, requires annual updates of the Company's net variable power costs for inclusion in base rates for the following year. Developed in compliance with guidelines for Oregon's energy restructuring law that allow businesses direct access to energy service suppliers, the RVM utilizes a combination of market prices and the value of the Company's resources to establish power costs and set prices for energy services. It provides for an adjustment, finalized in mid-November each year, which is effective on January 1 of the following year.

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

Preliminary Power Cost Filing - 2007 On March 28, 2006, PGE submitted an RVM filing with the OPUC containing an estimate of 2007 power costs based upon preliminary information that will be updated later in 2006. Preliminary estimates indicate an approximate 4% to 5% average retail price increase (including the effect of all credits and adjustments), due primarily to higher natural gas prices and retail load requirements, as well as increases in the cost of wholesale power purchases. This filing has been consolidated with the Company's general rate case filing.

Hydro Relicensing

On March 30, 2006, PGE filed with the FERC a settlement agreement related to the license application for the Company's four hydro projects on the Clackamas River. It is not certain when the FERC will issue a new license for the projects. Until a new license is approved, the plants will operate under annual licenses issued by the FERC.

Trojan Investment Recovery

In 1993, following the closure of Trojan as part of its least cost planning process, PGE sought full recovery of, and a rate of return on, its Trojan plant costs, including decommissioning, in a general rate case filing with the OPUC. In 1995, the OPUC issued a general rate order (1995 Order) which granted the Company recovery of, and a rate of return on, 87% of its remaining investment in Trojan plant costs, and full recovery of its estimated decommissioning costs through 2011.

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

In a separate legal proceeding, two class action suits were filed in Marion County Circuit Court against PGE on January 17, 2003 on behalf of two classes of electric service customers. One case seeks to represent current PGE customers that were customers during the period from April 1, 1995 to October 1, 2000 (Current Class) and the other case seeks to represent PGE customers that were customers during the period from April 1, 1995 to October 1, 2000, but who are no longer customers (Former Class, together with the Current Class, the Class Action Plaintiffs). The suits seek damages of $190 million for the Current Class and $70 million for the Former Class, as a result of the inclusion of a return on investment of Trojan in the rates PGE charges its customers. On December 14, 2004, the Judge granted the Class Action Plaintiffs' April 28, 2004 motion for Class Certification and Partial Summary Judgment and denied PGE's July 30, 2004 motion for Summary Judgment. On February 1, 2005, the Court rejected PGE's request for an interlocutory appeal. On March 3, 2005 and March 29, 2005, PGE filed two Petitions for an Alternative Writ of Mandamus with the Oregon Supreme Court, asking the Court to take jurisdiction and command the trial Judge to dismiss the complaints or to show cause why they should not be dismissed and seeking to overturn the Class Certification. On May 3, 2005, the Oregon Supreme Court granted both Petitions. Briefing and arguments have been completed and a decision is pending.

On March 3, 2004, the OPUC re-opened three dockets in which it had addressed the issue of a return on PGE's investment in Trojan, including the 1995 Order and 2002 Order related to the settlement of 2000.

On October 18, 2004, the OPUC affirmed the administrative law judge's August 31, 2004 Order (Scoping Order) defining the scope of the proceedings necessary to comply with the Marion County Circuit Court orders remanding this matter to the OPUC. On December 20, 2004, the URP and Class Action Plaintiffs filed an application with the OPUC for reconsideration of the Scoping Order, which the OPUC denied on February 11, 2005. On April 18, 2005, URP and Linda K. Williams filed a complaint against the OPUC in Marion County Circuit Court challenging the OPUC's affirmation of the Scoping Order. On September 21, 2005, the Marion County Circuit Court granted the OPUC's motion to dismiss the complaint. Hearings in the first phase of the OPUC proceeding have been held and a decision is pending.

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

Receivables and Refunds on Wholesale Market Transactions

Receivables - California Wholesale Market

As of March 31, 2006, PGE has net accounts receivable balances totaling approximately $63 million from the California ISO and the PX for wholesale electricity sales made from November 2000 through February 2001. The Company estimates that the majority of this amount was for sales by the ISO and PX to Southern California Edison Company and Pacific Gas & Electric Company (PG&E).

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

Numerous parties, including PGE, filed requests for rehearing of various aspects of the March 26, 2003 order, including the methodology for the pricing of natural gas. On October 16, 2003, the FERC issued an order reaffirming, in large part, the modified methodology adopted in its March 26, 2003 order. PGE does not agree with the FERC's methodology for determining potential refunds and, on December 20, 2003, the Company appealed the FERC's October 16, 2003 order to the U.S. Ninth Circuit Court of Appeals; several other parties have also appealed the October 16, 2003 order. On May 12, 2004, the FERC issued an order (Rehearing Order) that denied further requests for rehearing of the October 16, 2003 order. Although there continue to be miscellaneous orders issued in the underlying FERC proceeding, the Ninth Circuit Court of Appeals has now begun to hear the numerous appeals. It has bifurcated appeals of the existing cases into two phases. The first considered arguments regarding jurisdictional issues and the permissible scope of refund liability, both in terms of the time frame for which refunds were ordered and the types of transactions subject to refund. Briefing and oral argument have been completed on this first phase. As to the jurisdictional issues, on September 6, 2005, the Court ruled that FERC did not have jurisdiction to order municipal utilities and other governmental entities to make refunds for the sales they had made to the ISO and PX that are the subject of the refund proceeding. The Court has not yet issued a decision on the other issues pending in the first phase, and the Court agreed to defer the rehearing deadline on the jurisdictional issue decision until the remainder of the first phase is decided. The second phase will consider the issues relating to the refund methodology itself. PGE expects that the Court will establish additional phases as the continuing issues remaining before FERC become final and are appealed.

In addition to the Rehearing Order on May 12, 2004, the FERC also issued a separate order that provided clarification regarding certain aspects of the methodology for California generators to recover fuel costs incurred to generate power that were in excess of the gas cost component used to establish the refund liability (Fuel Cost Order). On September 24, 2004, the FERC issued an order that denied requests for rehearing of the Fuel Cost Order and also adopted a new methodology to allocate the excess amounts of fuel costs that California generators are permitted to recover. Additional clarifying orders continue to be issued periodically. Under the new allocation methodology, PGE could be required to pay additional amounts in those hours when it was a net buyer in California spot markets, thus increasing its net refund liability. PGE does not expect a material increase in the Company's potential refund exposure. Partly as a means of limiting its exposure to additional fuel costs, PGE has opted to become a participant in several settlements filed jointly by large generators and California parties, and approved by the FERC during 2004 and 2005.

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

In several of its underlying refund orders, the FERC has indicated that if marketers, such as PGE, believe that the level of their refund liability has caused them to incur an overall revenue shortfall for their sales to the ISO and PX during the refund period, they will be permitted to file a cost study to prove that they should be permitted to recover additional revenues in excess of the mitigated prices in order to cover their costs. By order issued August 8, 2005, FERC provided guidelines regarding the manner in which these studies should be conducted and the principles that should govern their preparation. PGE filed for rehearing of certain aspects of the August 8, 2005 order, and, on September 14, 2005, it filed its cost recovery study with FERC. The study showed that, pursuant to the principles set forth in the August 8, 2005 order and subject to rehearing, PGE's costs to serve the ISO and PX markets exceeded the revenues PGE will receive from those mitigated sales by over $27 million. By order issued January 26, 2006, the FERC conditionally accepted PGE's September 14, 2005 cost filing, subject to PGE making a compliance filing to eliminate certain costs, to include additional revenues, and to supplement its analysis with additional cost, load, and resource data. On February 10, 2006, PGE submitted a compliance filing with two alternative cases incorporating the FERC-required changes. The compliance filing shows a revenue deficit for PGE's sales to the ISO and PX (that is, a reduction to PGE's refund liability) of from approximately $20 million to approximately $30 million, depending on the methodology ultimately accepted by the FERC. Third parties have challenged PGE's compliance filing and requested that it be rejected in its entirety or that the cost offset be reduced to zero, and PGE has filed responses to those challenges. Pursuant to the procedure established by the FERC in the January 26, 2005 order that required each seller whose cost filing has been accepted to incorporate in its filing final ISO and PX settlement data, PGE has provided its revised filing to the ISO and PX for further processing.

PGE believes that the FERC erred in certain of its findings in the January 26, 2005 order, and has filed a request for rehearing as to several issues. Due to the continuing uncertainty related to these matters, PGE has made no adjustment to the $40 million reserve previously established for the Company's potential liability, as described above.

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

Union Grievances

In November 2001, grievances were filed by several members of the International Brotherhood of Electrical Workers Local 125 (IBEW), the bargaining unit representing PGE's union workers, alleging that losses in their pension/savings plan were caused by Enron's manipulation of its stock. The grievances, which do not specify an amount of claim, seek binding arbitration. On August 14, 2003, the Multnomah County Circuit Court granted PGE's motion for summary judgment, finding that the grievances are not subject to arbitration. A final judgment was entered on October 6, 2003. On October 22, 2003, the IBEW appealed the decision to the Oregon Court of Appeals. Both the U.S. District Court and the Bankruptcy Court approved the settlement of the class action litigation styled In re Enron Corp. Securities Derivative & "ERISA" Litigation, Pamela M. Tittle, et al, v. Enron Corp., et al, Civil Action No. H-01-3913, U.S. District Court for the Southern District of Texas, Houston Division (Tittle Action). On September 13, 2005, the U.S. District Court entered a Bar Order in the Tittle Action, which specifically bars all claims arising out of this case including the IBEW grievance proceeding. On October 18, 2005, at the request of the Oregon Court of Appeals, PGE filed a response memorandum in which PGE argued that the Bar Order makes the grievance moot. A decision is pending. Management cannot predict the ultimate outcome of this matter or estimate any potential loss.

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

In February 2002, PGE submitted its final remedial investigative report to the DEQ summarizing its investigations. The report indicated that the investigations demonstrated that there is no likely present or past source or pathway for release of hazardous substances to surface water or sediments in the Portland Harbor Superfund Site at or from the Harborton Substation site and that the site does not present a high priority threat to present and future public health, safety, welfare, or the environment. The DEQ submitted the final investigative report to the EPA and in a May 18, 2004 letter, the EPA stated that "Based on the summary information provided by DEQ and the limited data EPA has at this stage in its process, EPA agrees at this time, that this site does not appear to be a current source of contamination to the river."

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

In 1974 and 1979, major oil spills occurred at the Harbor Oil site that impacted an approximate two acre area. Elevated levels of contaminants, including petroleum products, metals, pesticides, and polychlorinated biphenyl's (PCBs), have been detected at the site. On September 29, 2003, Harbor Oil was included on the federal National Priority List as a federal Superfund site.

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

Air Quality

PGE's operations, principally its fossil-fuel electric generation plants, are subject to the federal Clean Air Act (CAA) and other federal regulatory requirements. State governments also monitor and administer certain portions of the CAA and must set standards that are at least equal to federal standards. Oregon's air quality standards exceed federal standards. Primary pollutants addressed by the CAA that affect PGE are sulfur dioxide (SO2), nitrogen oxides (NOx), carbon monoxide (CO), and particulate matter. PGE manages its emissions by the use of low sulfur fuel, emission controls, emission monitoring, and combustion controls.

Colstrip Plant - In December 2003, PPL Montana, LLC (PPL Montana), the operator of the Colstrip coal-fired generating plants, received an Administrative Compliance Order (ACO) from the EPA pursuant to the CAA. The EPA alleges that since 1980, Colstrip Units 3 and 4, in which PGE has a 20% ownership interest, have been in violation of the clean air permit issued under the CAA. The permit requires Colstrip Units 3 and 4 to submit, for review and approval by the EPA, an analysis and proposal for reducing NOx emissions to address visibility concerns if and when the EPA establishes requirements for such emissions. The EPA asserts that regulations it established in 1980 triggered the requirement. PPL Montana is currently negotiating a consent decree with the EPA to resolve this matter, which would include penalties (if any) that may be assessed.

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

Regional Haze Study - In accordance with new federal regional haze rules, the DEQ is conducting an assessment of emission sources pursuant to a Regional Haze Best Available Retrofit Technology (RH BART) process. Several other states are conducting a similar process. The DEQ is working with ten RH BART eligible sources in Oregon, including PGE's Boardman and Beaver generating plants. A demonstration analysis for identified sources, utilizing modeling techniques, is currently planned to begin during the second half of 2006. Those sources determined to cause, or contribute to, visibility impairment at protected areas in Oregon will be subject to an RH BART Determination. In January 2006, the Company volunteered to participate in a DEQ pilot project that will analyze information about air emissions from Boardman to determine their effect on visibility in the region, particularly in wilderness and scenic areas. The pilot project is expected to be completed by the end of 2006.

Mercury - In May 2005, the U.S. Environmental Protection Agency established the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from the nation's coal-fired electric generating plants. The CAMR includes a federal "cap-and-trade" program (scheduled to begin in 2010), that establishes a cumulative total ("cap") of mercury emissions from all electric generating plants in the United States and assigns to each state a mercury emissions "budget." Individual states have the choice of adopting this model or establishing their own programs, which must be submitted for approval by November 2006. Oregon has started a rulemaking process to adopt a form of the CAMR requirements into the state's program, which could impact the operations of Boardman. Montana is considering whether to incorporate CAMR or stricter requirements, which could impact the operations of Colstrip.

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

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed. PGE's expectations, beliefs and projections are expressed in good faith and are believed by PGE to have a reasonable basis including, without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, but there can be no assurance that PGE's expectations, beliefs or projections will be achieved or accomplished.

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

  effects of electric industry restructuring in Oregon and in the United States;

  employee workforce factors, including strikes, work stoppages, and the loss of key executives;

  general political, economic, and financial market conditions; and

  terrorist activities.

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

PGE actively manages its risk to ensure compliance with its risk management policies. The Company monitors open commodity positions in its energy portfolios using a value at risk methodology, which measures the potential impact of market movements over a one-day holding period using a variance/covariance approach at a 95% confidence interval. The portfolio is modeled using net open power and natural gas positions, with power averaged over peak and off-peak periods by month, and includes all financial and physical positions for the next 24 months, including estimates of retail load and plant generation in the non-trading portfolio. The risk factors include commodity prices for power and natural gas at various locations and do not include volumetric variability. Based on this methodology, the average, high, and low value at risk on the non-trading portfolio in the first quarter of 2006 were $7.9 million, $10.0 million, and $5.7 million, respectively, and in 2005 were $3.8 million, $5.0 million, and $3.0 million, respectively.

PGE's non-trading activities are subject to regulation. The timing differences between the recognition of gains and losses on certain derivative instruments and their realization and subsequent recovery in prices are deferred as regulatory assets and regulatory liabilities to reflect the effects of regulation under SFAS No. 71. As contracts are settled, these deferrals reverse. In its non-trading value at risk methodology, PGE does not reflect any amount of these potential deferrals under SFAS No. 71.

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

At March 31, 2006, a 10% change in the value of the Canadian dollar would result in an immaterial change in pre-tax income for transactions that will settle over the next 12 months.

Interest Rate Risk

To meet short-term cash requirements, PGE has established a program under which it may from time to time issue commercial paper for terms of up to 270 days; such issuances are supported by the Company's $400 million five-year unsecured revolving credit facility. At March 31, 2006, PGE had $43 million of short-term debt outstanding through the issuance of commercial paper. Although the commercial paper program subjects the Company to fluctuations in interest rates, reflecting current market conditions, individual instruments carry a fixed rate during their respective terms.

PGE currently has no financial instruments to mitigate risk related to changes in short-term interest rates, including those on commercial paper; however, it will consider such instruments in the future as necessary.

Credit Risk

PGE is exposed to credit risk in its commodity price risk management activities related to potential nonperformance by counterparties. PGE manages the risk of counterparty default according to its credit policies by performing financial credit reviews, setting limits and monitoring exposures, and requiring collateral (in the form of cash, letters of credit, and guarantees) when needed. The Company also uses standardized enabling agreements and, in certain cases, master netting agreements, which allow for the netting of positive and negative exposures under agreements with counterparties. Despite such mitigation efforts, defaults by counterparties may periodically occur. Based upon periodic review and evaluation, allowances are recorded to reflect credit risk related to wholesale accounts receivable.

The large number and diversified base of residential, commercial, and industrial customers, combined with the Company's ability to discontinue service, contribute to reduced credit risk with respect to trade accounts receivable from retail electricity sales. Estimated provisions for uncollectible accounts receivable related to retail electricity sales are provided for such risk. At March 31, 2006, the likelihood of significant losses associated with credit risk in trade accounts receivable is remote.

The following table presents PGE's credit exposure for commodity non-trading activities and their subsequent maturity as of March 31, 2006. The table reflects credit risk included in accounts receivable and price risk management assets, offset by related accounts payable and price risk management liabilities (dollars in millions):

				Maturity of Credit Risk Exposure
Rating	Credit Risk Before Collateral	Percentage of Total Exposure	Credit Collateral	2006	2007	2008	2009	2010	After 2010
Investment Grade	$ 80	91%	$ 33	$ 29	$ 22	$ 15	$ 3	$ 2	$ 9
Non-Investment Grade	1	1%	1	1	-	-	-	-	-
Internally Rated - Investment Grade	7	8%	-	7	-	-	-	-	-
Total	$ 88	100%	$ 34	$ 37	$ 22	$ 15	$ 3	$ 2	$ 9

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

PART II

Other Information

Item 1. Legal Proceedings

For further information regarding the following proceedings, see PGE's 2005 Annual Report on Form 10-K and other reports filed with the SEC since its 2005 Form 10-K was filed.

City of Portland v. Oregon Public Utility Commission, Portland General Electric Company, Stephen Forbes Cooper, LLC, Citizens' Utility Board of Oregon, Industrial Customers of Northwest Utilities, Community Action Directors of Oregon, and Oregon Energy Coordinators Association, Court of Appeals of the State of Oregon, Case No. A131268GE and Marion County Oregon Circuit Court, Case No. 06C11248.

On April 6, 2006, the City of Portland agreed to dismiss the action before the Oregon Court of Appeals in order for review of the OPUC's determination to proceed in Marion County Circuit Court, conceding that the Court of Appeals may not have jurisdiction. The Circuit Court has not ruled on this motion.

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

On March 30, 2006, the Ninth Circuit Court of Appeals dismissed the case.

Portland General Electric Company vs. City of Portland, Multnomah County Circuit Court for the State of Oregon, Declaratory Complaint Case No. 0604-04242, Writ Case No. 0604-04243.

On April 21, 2006, PGE filed a Petition for Writ of Review and a Complaint for Declaratory Judgment with the Multnomah County Circuit Court. The Writ for Review action challenges the authority of the City of Portland to issue a subpoena for the production of voluminous documents related to PGE's business activities, and seeks an order quashing the same.

The Complaint for Declaratory Relief is filed against both the City of Portland and the State of Oregon, seeking a declaration that any power of the City to regulate or investigate regulated utility rates has been preempted, superseded, and/or impliedly repealed.

City of Portland v. Portland General Electric Company, Complaint before the Public Utility Commission of Oregon; Docket No. UM1262.

On May 5, 2006, the City of Portland filed a complaint against PGE with the OPUC. The complaint alleges that Enron and PGE should not have filed income taxes on a unitary basis under Oregon law. The complaint also alleges that PGE made certain cash payments to Enron under a tax allocation agreement which at the time had not been approved by the SEC, nor had PGE submitted the agreement to the OPUC for a determination as to whether the agreement was fair and reasonable and in the public interest as provided under Oregon law. The City requests rulings from the OPUC confirming the violations alleged in the complaint; an investigation of those matters; an order directing PGE to make no further stock dividend distributions until the legality and reasonableness of PGE's tax filings is determined; and an assessment of penalties of $10,000 for each violation of any statute administered by the OPUC and for each instance of failure by PGE to perform duties required of a utility under Oregon law.

Item 1A. Risk Factors

In addition to other information set forth in this report, the factors discussed below and in Part I, Item 1A. Risk Factors in PGE's Annual Report on Form 10-K for the year ended December 31, 2005 should be carefully considered, as they could materially affect the Company's results of operations, financial condition, or cash flows. Additional risks and uncertainties not presently known, or that are not currently considered to be significant, may also adversely affect PGE's results of operations, financial condition, or cash flows.

The City of Portland could succeed in establishing ratemaking authority for PGE customers that reside within the City, which could potentially have an adverse impact on the Company's financial and operating results.

The City of Portland has stated that it believes the City Charter and Oregon statutes provide it with limited authority to regulate PGE's rates for services the Company provides within the City's boundaries, and is conducting an investigation of PGE's retail rate structure. Initially, the City requested information from PGE regarding the collection and payment of utility income taxes, but has broadened its inquiry to include the Company's power trading activities in 2000 and 2001. Although PGE voluntarily provided extensive financial and operational data to the City related to income taxes, it believes that Oregon law has established the OPUC as the exclusive authority for customer ratemaking and that there are a number of other legal and practical issues regarding the City's authority.

On March 23, 2006, the City issued a subpoena to PGE, seeking copies of numerous records and documents. On April 21, 2006, PGE filed a Petition for Writ of Review and a Complaint for Declaratory Judgment with the Multnomah County Circuit Court. The Writ for Review challenges the authority of the City of Portland to issue the subpoena and seeks an order quashing it. The Complaint for Declaratory Relief is against both the City and the State of Oregon and seeks a declaration that any power of the City to regulate or investigate regulated utility rates has been preempted, superseded, and impliedly repealed. The ultimate outcome of these matters is uncertain.

PGE's operating results would be adversely affected if insufficient rate recovery is granted for incremental power costs resulting from the forced outage of Boardman.

PGE's Boardman coal plant was taken out of service in late October 2005 for repair of the plant's steam turbine rotor and has remained out of service for repair of the generator rotor. The forced outage has had a significant negative impact on the Company's earnings in the last two fiscal quarters due to the high cost of replacement power. Although Boardman is expected to be operational by late May 2006, it is uncertain whether PGE will receive approval from the OPUC to recover incremental power costs incurred during the plant's outage, either through the Company's pending application for deferred accounting or under the current RVM process that provides for rate adjustments to cover changes in power costs.

Item 5. Other Information

Federal Wholesale and Transmission Regulation

Grid West, a regional transmission organization of which PGE was a member, was dissolved in April 2006 after several major transmission owners elected to withdraw from the organization. In a deferred accounting application filed with the OPUC, the Company has requested authorization to defer for later ratemaking treatment approximately $1.3 million in loan advances (including accrued interest) made to Grid West to help fund its operations; such amount has been recorded as a regulatory asset.

As a major transmitting utility, PGE continues to participate in other transmission restructuring efforts to enhance operations of the regional system. The Company will monitor and engage in these efforts, although there remains considerable uncertainty regarding their further development.

Fuel Supply

PGE has a 20% ownership interest in Colstrip Units 3 and 4 coal plants, which are located in southeastern Montana and are operated by PPL Montana. Coal for Colstrip Units 3 and 4 is obtained from an adjacent mine under a contract that expires in 2019 (previously reported as 2009 in PGE's 2005 SEC Form 10-K).

Item 6. Exhibits

(3) Articles of Incorporation and Bylaws

3.1 * Amended and Restated Articles of Incorporation of Portland General Electric Company [Form 8-K dated March 31, 2006, Exhibit (3.1)].

3.2 * Portland General Electric Company Third Amended and Restated Bylaws [Form 8-K dated March 14, 2006, Exhibit (3.1)].

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

(10) Material Contracts

10.1 * Portland General Electric Company 2006 Stock Incentive Plan [Form 8-K dated February 21, 2006, Exhibit (10.1)].

10.2 * Portland General Electric Company 2006 Annual Cash Incentive Master Plan [Form 8-K dated March 14, 2006, Exhibit (10.1)].

10.3 * Separation Agreement between Enron Corp. and Portland General Electric Company dated April 3, 2006 [Form 8-K dated March 31, 2006, Exhibit (10.1)].

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

PORTLAND GENERAL ELECTRIC COMPANY

(Registrant)

Date	May 12, 2006	By:	/s/ James J. Piro
James J. Piro Executive Vice President, Finance Chief Financial Officer and Treasurer

Date	May 12, 2006	By:	/s/ Kirk M. Stevens
Kirk M. Stevens Controller and Assistant Treasurer