Form 10-Q
period 2006-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2006-10-31
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _____v___________ to _______________ Commission File Number 1-5532-99

PORTLAND GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

Oregon		93-0256820
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

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

Number of shares of Common Stock outstanding as of October 31, 2006: 62,502,400 shares of common stock, no par value.

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

PART I

Financial Information

Item 1. Financial Statements

Portland General Electric Company and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005		2006	2005
	(Dollars in Millions, Except per Share Amounts)

Operating Revenues	$372		$355	$1,104	$1,059

Operating Expenses
Purchased power and fuel	198		166	573	439
Production and distribution	34		30	103	92
Administrative and other	40		42	119	127
Depreciation and amortization	55		57	165	175
Taxes other than income taxes	19		18	57	56
Income taxes	6		6	20	49
	352		319	1,037	938

Net Operating Income	20		36	67	121

Other Income (Deductions)
Miscellaneous	7		(2)	12	1
Income taxes	-		2	1	3
	7		-	13	4

Interest Charges
Interest on long-term debt and other	17		17	49	52

Net Income	$10		$19	$31	$73

Common Stock: Weighted-average shares outstanding (thousands), Basic	62,500		62,500	62,500	62,500
Weighted-average shares outstanding (thousands), Diluted	62,505		62,500	62,502	62,500
Earnings per share, Basic and Diluted (Note 10)	$0.16		$0.30	$0.50	$1.17
Dividends declared per share	$0.225	$	*	$0.45	$ *
* Dividends per share for 2005 are not meaningful as the Company was a wholly-owned subsidiary.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Portland General Electric Company and Subsidiaries Condensed Consolidated Statements of Retained Earnings (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Millions)

Balance at Beginning of Period (*)	$565	$698	$558	$644
Net Income	10	19	31	73
	575	717	589	717

Dividends Declared - Common Stock	14	150	28	150
Balance at End of Period	$561	$567	$561	$567

(*) Balances for 2005 restated. See Note 14.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Portland General Electric Company and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Millions)
Accumulated other comprehensive income (loss) - Beginning of Period
Unrealized gain (loss) on derivatives classified as cash flow hedges	$(2)	$1	$-	$(2)
Minimum pension liability adjustment	(3)	(4)	(3)	(4)
Total	$(5)	$(3)	$(3)	$(6)

Net Income	$10	$19	$31	$73

Other comprehensive income, net of tax:
Unrealized gains (losses) on derivatives classified as cash flow hedges:
Other unrealized holding net gains (losses) arising during the period, net of related taxes of $5 and $(47) for the three
months ended September 30, 2006 and 2005 and $17 and $(72) for the nine months ended September 30, 2006 and 2005	(7)	71	(27)	109
Reclassification adjustment for contract settlements included in net income, net of related taxes of $1 and $3 for the three months ended September 30, 2006 and 2005 and $5 and $11
for the nine months ended September 30, 2006 and 2005	(1)	(5)	(7)	(17)
Reclassification adjustment in net income due to discontinuance
of cash flow hedges, net of related taxes of $1	-	-	-	(1)
Reclassification of unrealized gains (losses) to SFAS No. 71 regulatory (liability) asset, net of related taxes of $(5) and
$39 for the three months ended September 30, 2006 and 2005 and $(21) and $54 for the nine months ended September 30, 2006 and 2005	8	(60)	32	(82)
Total - Unrealized gains (losses) on derivatives classified as
cash flow hedges	-	6	(2)	9

Minimum pension liability adjustment	-	1	-	1
Total Other comprehensive income (loss)	-	7	(2)	10

Comprehensive income	$10	$26	$29	$83

Accumulated other comprehensive income (loss) - End of Period
Unrealized gain (loss) on derivatives classified as cash flow hedges	$(2)	$7	$(2)	$7
Minimum pension liability adjustment	(3)	(3)	(3)	(3)
Total	$(5)	$4	$(5)	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Portland General Electric Company and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2006	2005
	(In Millions)
Assets
Electric Utility Plant - Original Cost
Utility plant (includes construction work in progress of $361 and $177)	$4,504	$4,224
Accumulated depreciation	(1,850)	(1,788)
	2,654	2,436
Other Property and Investments
Nuclear decommissioning trust, at market value	39	31
Non-qualified benefit plan trust	68	69
Miscellaneous	25	34
	132	134
Current Assets
Cash and cash equivalents	50	122
Accounts and notes receivable (less allowance for uncollectible accounts of $49 and $50)	168	203
Unbilled revenues	57	78
Assets from price risk management activities	74	259
Inventories, at average cost	64	54
Margin deposits	23	-
Prepayments and other	41	24
Deferred income taxes	26	-
	503	740
Deferred Charges
Regulatory assets	268	217
Miscellaneous	108	111
	376	328
	$3,665	$3,638
Capitalization and Liabilities
Capitalization
Common stock equity:
Common stock, no par value, 80,000,000
shares authorized; 62,502,400 shares outstanding	$642	$642
Retained earnings	561	558
Accumulated other comprehensive income (loss):
Unrealized loss on derivatives classified as cash flow hedges	(2)	-
Minimum pension liability adjustment	(3)	(3)
Long-term debt	937	879
	2,135	2,076

Commitments and Contingencies (see Notes)

Current Liabilities
Long-term debt due within one year	67	11
Accounts payable and other accruals	201	260
Liabilities from price risk management activities	139	129
Customer deposits	5	53
Accrued interest	18	17
Accrued taxes	50	42
Dividends payable	14	-
Deferred income taxes	-	51
	494	563
Other
Deferred income taxes	263	218
Deferred investment tax credits	8	10
Trojan asset retirement obligation	108	107
Accumulated asset retirement obligation	26	27
Regulatory liabilities:
Accumulated asset retirement removal costs	400	349
Other	118	175
Non-qualified benefit plan liabilities	81	79
Miscellaneous	32	34
	1,036	999
	$3,665	$3,638

The accompanying notes are an integral part of these condensed consolidated financial statements.
Portland General Electric Company and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
	2006	2005 (As Restated - See Note 14)
	(In Millions)

Cash Flows From Operating Activities:
Reconciliation of net income to net cash provided by operating activities
Net income	$31	$73
Non-cash items included in net income:
Depreciation and amortization	165	175
Deferred income taxes	(35)	(15)
Net assets from price risk management activities	138	(76)
Power cost adjustment	-	13
Regulatory deferrals - price risk management activities	(125)	58
Other non-cash income and expenses (net)	34	4
Changes in working capital:
Net margin deposit activity	(71)	132
Decrease in receivables	56	(1)
Decrease in payables	(62)	5
Other working capital items - net	(27)	15
Other - net	4	19
Net Cash Provided by Operating Activities	108	402

Cash Flows From Investing Activities:
Capital expenditures	(269)	(188)
Purchases of nuclear decommissioning trust securities	(30)	(25)
Sales of nuclear decommissioning trust securities	16	16
Other - net	3	(5)
Net Cash Used in Investing Activities	(280)	(202)

Cash Flows From Financing Activities:
Repayment of long-term debt	(161)	(29)
Issuance of long-term debt	275	-
Dividends paid	(14)	(150)
Net Cash Provided by (Used in) Financing Activities	100	(179)

Increase (Decrease) in Cash and Cash Equivalents	(72)	21
Cash and Cash Equivalents, Beginning of Period	122	204
Cash and Cash Equivalents, End of Period	$50	$225

Supplemental disclosures of cash flow information
Cash paid during the period:
Interest, net of amounts capitalized	$38	$45
Income taxes	73	88
Non-cash activities:
Accrued capital additions	23	1
Common stock dividends declared but not paid	14	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Interim Statements

The interim financial statements have been prepared by Portland General Electric Company (PGE or the Company) and, in the opinion of management, reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such statements, which are unaudited, are presented in accordance with the interim reporting requirements of the Securities and Exchange Commission (SEC), which do not include all the disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Certain information and footnote disclosures made in the last annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs may not be reflective of amounts to be recognized for a full year. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and natural gas costs, interim financial results do not necessarily represent those to be expected for the year. It is management's opinion that, when the interim statements are read in conjunction with the Company's 2005 Annual Report on Form 10-K filed with the SEC, the disclosures are adequate to make the information presented not misleading.

Reclassifications - Certain amounts in the prior year have been reclassified for comparative purposes. These reclassifications had no material effect on PGE's previously reported consolidated financial position, results of operations, or cash flows.

Note 2 - Employee Benefits

Pension and Other Postretirement Plans

PGE sponsors a non-contributory defined benefit pension plan, substantially all members of which are current or former PGE employees. The assets of the pension plan are held in a trust. Pension plan calculations include several assumptions which are reviewed annually with PGE's consulting actuaries and updated as appropriate.

The amounts included under Non-Qualified Benefit Plans in the accompanying table primarily represent obligations for a Supplemental Executive Retirement Plan (SERP). Investments in non-qualified benefit plan trusts, consisting of trust-owned life insurance policies and marketable securities, are intended to be the primary source for financing these plans.

PGE also participates in non-contributory postretirement health and life insurance plans ("Other Benefits" in the table). Employees are covered under a Defined Dollar Medical Benefit Plan which limits PGE's obligation by establishing a maximum contribution per employee. Contributions made to a Voluntary Employees' Beneficiary Association (VEBA) trust are used to fund these plans. Costs of these plans, based upon an actuarial study, are included in rates charged to customers. In addition, PGE has established Health Retirement Accounts (HRAs) for its employees under which the Company makes contributions to trusts to provide for claims by retirees for qualified medical costs.

The measurement date for these plans is December 31. PGE does not expect to make contributions to the pension plan, SERP, or postretirement health and life insurance plans during 2006; contributions to the HRAs are not expected to be material.

The following tables reflect the components of net periodic benefit cost for the periods indicated (in millions):

Three Months Ended September 30:	Defined Benefit		Non-Qualified
	Pension Plan		Benefit Plans		Other Benefits
	2006	2005	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$3	$3	$-	$-	$-	$1
Interest cost on benefit obligation	7	6	1	1	1	1
Expected return on plan assets	(10)	(10)	(1)	(1)	-	(1)
Amortization of transition asset	-	-	-	-	-	-
Amortization of prior service cost	-	1	-	-	-	1
Recognized (gain) loss	1	-	-	-	-	1
Net periodic benefit cost (income)	$1	$-	$-	$-	$1	$3

Nine Months Ended September 30:	Defined Benefit		Non-Qualified
	Pension Plan		Benefit Plans		Other Benefits
	2006	2005	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$9	$9	$-	$-	$-	$1
Interest cost on benefit obligation	21	20	1	2	3	3
Expected return on plan assets	(30)	(30)	(2)	(1)	-	(1)
Amortization of transition asset	-	-	-	-	-	-
Amortization of prior service cost	-	1	-	-	-	1
Recognized (gain) loss	3	-	1	-	-	1
Net periodic benefit cost (income)	$3	$-	$-	$1	$3	$5

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

The following table reflects unrealized gains and losses recorded in earnings for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Non-Trading Activities

Unrealized gains (losses)	$(46)	$66	$(138)	$77
SFAS No. 71 regulatory asset (liability)	58	(59)	125	(58)
Net unrealized gains (losses)	$12	$7	$(13)	$19

The following table reflects derivative activities from cash flow hedges recorded in OCI (before taxes) for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Derivative Activities Recorded in OCI

Other unrealized holding net gains (losses) arising during the period	$(12)	$118	$(44)	$181
Reclassification adjustment for contract settlements included in net income	(2)	(8)	(12)	(28)
Reclassification adjustment in net income due to discontinuance of cash flow hedges(*)	-	-	-	(2)
Reclassification of unrealized (gains) losses to SFAS No. 71 regulatory (liability) asset	13	(99)	53	(136)
Total - Unrealized gains (losses) on derivatives classified as cash flow hedges	$(1)	$11	$(3)	$15

(*) Due to the probability that the original forecasted transactions will not occur.

Hedge ineffectiveness from cash flow hedges was not material in the first nine months of 2006 and 2005. As of September 30, 2006, the maximum length of time over which PGE is hedging its exposure to such transactions is approximately 60 months. The Company estimates that of the $8 million of net unrealized gains in OCI at September 30, 2006, $9 million will be reclassified into earnings within the next twelve months (more than offset by $13 million in SFAS No. 71 regulatory liabilities) and $1 million in net unrealized losses will be reclassified over the remaining 48 months (fully offset by SFAS No. 71 regulatory liabilities).

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

Numerous challenges, appeals and reviews were subsequently filed in the Marion County Circuit Court, the Oregon Court of Appeals, and the Oregon Supreme Court on the issue of the OPUC's authority under Oregon law to grant recovery of, and a return on, the Trojan investment. The primary plaintiffs in the litigation were the Citizens' Utility Board (CUB) and the Utility Reform Project (URP). The Oregon Court of Appeals issued an opinion in 1998, stating that the OPUC does not have the authority to allow PGE to recover a return on the Trojan investment, but upholding the OPUC's authorization of PGE's recovery of the Trojan investment and ordering remand of the case to the OPUC. PGE, the OPUC, and URP each requested the Oregon Supreme Court to conduct a review of the Court of Appeals decision. On November 19, 2002, the Oregon Supreme Court dismissed the petitions for review. As a result, the 1998 Oregon Court of Appeals opinion stands and the case has been remanded to the OPUC (1998 Remand).

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

The URP filed a complaint with the OPUC challenging the settlement agreements and the OPUC's September 2000 order. In March 2002, after a full contested case hearing, the OPUC issued an order (2002 Order) denying all of URP's challenges, and approving the accounting and ratemaking elements of the 2000 settlement. URP appealed the 2002 Order to the Marion County Circuit Court. On November 7, 2003, the Marion County Circuit Court issued an opinion remanding the case to the OPUC for action to reduce rates or order refunds (2003 Remand). The opinion does not specify the amount or timeframe of any reductions or refunds. PGE and the OPUC have filed appeals of the Marion County Circuit Court decision to the Oregon Court of Appeals.

The OPUC combined the 1998 Remand and the 2003 Remand into one proceeding and is considering the matter in phases. The first phase addresses what rates would have been if the OPUC had interpreted the law to prohibit a return on the Trojan investment. The subsequent phases will address reconciling the results of the first phase with actual rates, and adjusting rates to the extent necessary. A decision is pending in the first phase of the proceeding.

In a separate legal proceeding, two class action suits were filed in Marion County Circuit Court against PGE on January 17, 2003 on behalf of two classes of electric service customers. One case seeks to represent current PGE customers that were customers during the period from April 1, 1995 to October 1, 2000 (Current Class) and the other case seeks to represent PGE customers that were customers during the period from April 1, 1995 to October 1, 2000, but who are no longer customers (Former Class, together with the Current Class, the Class Action Plaintiffs). The suits seek damages of $190 million for the Current Class and $70 million for the Former Class, as a result of the inclusion of a return on investment of Trojan in the rates PGE charges its customers. On December 14, 2004, the Judge granted the Class Action Plaintiffs' motion for Class Certification and Partial Summary Judgment and denied PGE's motion for Summary Judgment. On March 3, 2005 and March 29, 2005, PGE filed two Petitions for an Alternative Writ of Mandamus with the Oregon Supreme Court, asking the Court to take jurisdiction and command the trial Judge to dismiss the complaints or to show cause why they should not be dismissed and seeking to overturn the Class Certification. On August 31, 2006, the Oregon Supreme Court issued a ruling on PGE's Petitions for Alternative Writ of Mandamus, abating the class action proceedings until the OPUC responds to the 2003 Remand (described above). The Oregon Supreme Court concluded that the OPUC has primary jurisdiction to determine what, if any, remedy it can offer to PGE customers, through rate reductions or refunds, for any amount of return on the Trojan investment PGE collected in rates for the period from April 1995 through October 2000. The Supreme Court further stated that if the OPUC determines that it can provide a remedy to PGE's customers, then the class action proceedings may become moot in whole or in part, but if the OPUC determines that it cannot provide a remedy, and that decision becomes final, the court system may have a role to play. The Supreme Court also ruled that the plaintiffs retain the right to return to the Marion County Circuit Court for disposition of whatever issues remain unresolved from the remanded OPUC proceedings. On October 5, 2006, the Marion County Circuit Court issued an Order of Abatement in response to the ruling of the Oregon Supreme Court, abating the class actions for one year.

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

Multnomah County Business Income Taxes - In January 2005, David Kafoury and Kafoury Brothers, LLC filed a class action lawsuit in Multnomah County Circuit Court against PGE on behalf of all PGE customers who were billed on their electric bills and paid amounts for Multnomah County Business Income Taxes (MCBIT) after 1996 that the plaintiffs alleged were never paid to Multnomah County. The charges were billed and collected under OPUC rules that allow utilities to collect taxes imposed by the county. As PGE was included in Enron's consolidated income tax return, the Company paid the tax it collected to Enron. The plaintiffs sought judgment against PGE for restitution of MCBIT in excess of $6 million, plus interest, recoverable costs, punitive damages, and attorney fees.

On December 28, 2005, the parties agreed to a settlement by which PGE will make refunds and payments totaling $10 million, inclusive of interest and plaintiffs' attorney fees, costs, and expenses as approved by the Court's final order. The settlement includes no admission of liability or wrongdoing by PGE. PGE established a reserve of $10 million in 2005 related to the settlement. On July 28, 2006, the settlement was approved by the Multnomah County Circuit Court. In September 2006, the Company began making refunds, which are expected to be completed during the fourth quarter of 2006.

Colstrip Royalty Claim - Western Energy Company (WECO) transports coal from the Rosebud Mine in Montana under a Coal Transportation Agreement with owners of Colstrip Units 3 and 4, in which PGE has a 20% ownership interest. In 2002 and 2003, WECO received two orders from the Office of Minerals Revenue Management of the U.S. Department of the Interior which asserted underpayment of royalties and taxes by WECO related to transportation of coal from the mine to Colstrip during the period October 1991 through December 2001. WECO subsequently appealed the two orders to the Minerals Management Service (MMS) of the U.S. Department of the Interior. On March 28, 2005, the appeal by WECO was substantially denied. On April 28, 2005, WECO appealed the decision of the MMS to the Interior Board of Land Appeals of the U.S. Department of the Interior. In late September 2006, WECO received an additional order from the Office of Minerals Revenue Management to report and pay additional royalties for the period January 2002 through December 2004.

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

City of Portland Challenge of Stock Issuance - On February 10, 2006, the City of Portland appealed the OPUC order approving distribution of the new PGE common stock (OPUC Order) in both the Marion County Circuit Court and the Oregon Court of Appeals. On July 19, 2006, the Court of Appeals granted the OPUC motion to dismiss the action before that Court. On October 20, 2006, the City filed a Notice and Order of Voluntary Dismissal with the Marion County Circuit Court.

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

PGE received a Special Notice Letter for Remedial Investigation/Feasibility Study from the EPA, dated June 27, 2005, in which the Company was named as one of fourteen PRPs with respect to the Harbor Oil site. The letter starts a period for the PRPs to participate in negotiations with the EPA to reach a settlement to conduct or finance a Remedial Investigation and Feasibility Study of the Harbor Oil site. Discussions among the EPA and the PRPs, including PGE, are continuing.

Sufficient information is currently not available to determine either the total cost of investigation and remediation of the Harbor Oil Site or the liability of the PRPs, including PGE. Management cannot predict the ultimate outcome of this matter. However, it believes this matter will not have a material adverse impact on the Company's financial statements.

Note 5 - Related Party Transactions

The tables below detail the Company's related party balances and transactions (in millions):

	September 30, 2006	December 31, 2005

Payables to affiliated companies
Enron Corp:
Accounts Payable(a)	$ -	$ 4
Income Taxes Payable(b)	-	25

(a) Included in Accounts payable and other accruals on the Condensed Consolidated Balance Sheets
(b) Included in Accrued taxes on the Condensed Consolidated Balance Sheets

For the Nine Months Ended September 30	2006	2005

Expenses billed from affiliated companies
Enron Corp:
Intercompany services(a)	$ (1)	$ 3

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

Note 6 - Receivables and Refunds on Wholesale Market Transactions

Receivables - California Wholesale Market

As of September 30, 2006, PGE has net accounts receivable balances totaling approximately $63 million from the California Independent System Operator (ISO) and the California Power Exchange (PX) for wholesale electricity sales made from November 2000 through February 2001. The Company estimates that the majority of this amount was for sales by the ISO and PX to Southern California Edison Company and Pacific Gas & Electric Company (PG&E).

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

Numerous parties, including PGE, filed requests for rehearing of various aspects of the March 26, 2003 order, including the methodology for the pricing of natural gas. On October 16, 2003, the FERC issued an order reaffirming, in large part, the modified methodology adopted in its March 26, 2003 order. PGE does not agree with the FERC's methodology for determining potential refunds, and, on December 20, 2003 the Company appealed the FERC's October 16, 2003 order to the U.S. Ninth Circuit Court of Appeals (Ninth Circuit); several other parties have also appealed the October 16, 2003 order. On May 12, 2004, the FERC issued an order (Rehearing Order) that denied further requests for rehearing of the October 16, 2003 order. Although there continue to be miscellaneous orders issued in the underlying FERC proceeding, the Ninth Circuit has now begun to hear the numerous appeals. It has bifurcated appeals of the existing cases into two phases. The first phase (Phase I) considered arguments regarding jurisdictional issues and the permissible scope of refund liability, both in terms of the time frame for which refunds were ordered and the types of transactions subject to refund. As to the jurisdictional issues, on September 6, 2005, the Court ruled that the FERC did not have jurisdiction to order municipal utilities and other governmental entities to make refunds for the sales they had made to the ISO and PX that are the subject of the refund proceeding (the Jurisdictional Decision). The Court agreed to defer the rehearing deadline on the Jurisdictional Decision until the remainder of Phase I is decided. The second phase will consider the issues relating to the refund methodology itself. PGE expects that the Court will establish additional phases as the continuing issues remaining before the FERC become final and are appealed.

On August 2, 2006, the Ninth Circuit issued its decision on the remainder of the issues in Phase I (Refund Scope Decision). It upheld the refund effective date of October 2, 2000, but remanded to the FERC the issue of whether it should order refunds for the summer 2000 period pursuant to its authority under Section 309 of the Federal Power Act (FPA) to remedy tariff violations. It also affirmed the FERC's orders on the scope of the refund proceeding, except with regard to the FERC's exclusion of ISO and PX contracts in excess of 24 hours and energy exchanges, and held that transactions in the ISO and PX markets with a duration in excess of 24 hours, as well as energy exchanges, should be included within the scope of the refund case. In a separate action, the Ninth Circuit ordered a 45-day extension in the time to file for rehearing of its Phase I decisions (resulting in a 90-day period for rehearings to be filed), urging the parties to use the time to assess possibilities of settlement. On October 23, 2006, the Ninth Circuit issued an extension to February 28, 2007 as the date by which rehearing petitions of the Refund Scope Decision must be filed, but denied a motion for a similar extension for rehearing petitions as to the Jurisdictional Decision. Although the August 2, 2006 Ninth Circuit decision did not mandate industry-wide refunds for the summer 2000 period, it is possible that, upon remand, the FERC could decide to order such additional refunds. Management cannot predict the outcome of any FERC proceeding or how summer refunds, if they are ordered, might be calculated.

The FERC also issued an order that provided clarification regarding certain aspects of the methodology for California generators to recover fuel costs incurred to generate power that were in excess of the gas cost component used to establish the refund liability (Fuel Cost Order). On September 24, 2004, the FERC issued an order that denied requests for rehearing of the Fuel Cost Order and also adopted a new methodology to allocate the excess amounts of fuel costs that California generators are permitted to recover. Additional clarifying orders continue to be issued periodically. Under the new allocation methodology, PGE could be required to pay additional amounts in those hours when it was a net buyer in California spot markets, thus increasing its net refund liability. PGE does not expect a material increase in the Company's potential refund exposure. Partly as a means of limiting its exposure to additional fuel costs, PGE has opted to become a participant in several settlements filed jointly by large generators and California parties, and approved by the FERC during 2004 and 2005.

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

Challenge of the California Attorney General to Market-Based Rates - On March 20, 2002, the California Attorney General filed a complaint with the FERC against various sellers in the wholesale power market, alleging that the FERC's authorization of market-based rates violated the FPA, and, even if market-based rates were valid under the FPA, that the quarterly transaction reports required to be filed by sellers, including PGE, did not contain the transaction-specific information mandated by the FPA and the FERC. The complaint argued that refunds for amounts charged between market-based rates and cost-based rates should be ordered. The FERC denied the challenge to market-based rates and refused to order refunds, but did require sellers, including PGE, to re-file their quarterly reports to include transaction-specific data. The California Attorney General appealed the FERC's decision to the Ninth Circuit Court of Appeals. On September 8, 2004, the Court issued an opinion upholding the FERC's authority to approve market-based tariffs, but also holding that the FERC had the authority to order refunds, if quarterly filing of market-based sales transactions had not been properly made. The Court required the FERC, upon remand, to reconsider whether refunds should be ordered. On October 25, 2004, certain parties filed a petition for rehearing with the Court. On July 31, 2006, the Court summarily denied rehearing.

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

Note 7 - New Oregon Law-Utility Rate Treatment of Income Taxes

A new law, commonly referred to as Oregon Senate Bill 408 (SB 408), seeks to adjust the way that PGE and most other Oregon investor-owned electric and gas utilities collect income taxes from customers. SB 408 attempts to more closely match income tax amounts collected in revenues with the amount of income taxes paid to governmental entities by investor-owned utilities or their consolidated group. The new law requires that utilities file a report with the OPUC each year regarding the amount of taxes paid by the utility or its consolidated group (with certain adjustments), as well as the amount of taxes authorized to be collected in rates, as defined by the statute. This report is to be filed by October 15th of the year following the reporting year. If the OPUC determines that the difference between the two amounts is greater than $100,000, the utility is required to establish an "automatic adjustment clause" to adjust rates. The first adjustment under the automatic adjustment clause applies only to taxes paid to units of government and collected from customers on or after January 1, 2006.

On September 14, 2006, the OPUC issued a final order (Final Order) that adopted permanent rules (Rules) to implement SB 408. In the Rules, the OPUC adopted the use of fixed reference points for margins and effective tax rates from a ratemaking proceeding. The OPUC also adopted a methodology to determine the amounts properly attributed to the utility from a consolidated tax payment using a formula to determine the ratio of the utility's payroll, property and sales to the consolidated group's amounts for the same items. This ratio is then multiplied by the amount of total taxes paid by the consolidated group to determine the utility's attributed portion. The OPUC also determined that interest should begin to accrue beginning January 1, 2006 using a mid-year convention for differences between income taxes collected and income taxes paid to governmental entities for tax year 2006.

In the Final Order, the OPUC addressed the so-called "double whammy" effect wherein the application of the Rules can result in unusual outcomes in certain situations. If a utility incurs higher expenses or receives lower revenues, resulting in lower taxes paid than the OPUC assumed it would incur in its last rate case, the automatic adjustment clause under SB 408 will require the utility to make a refund to customers and decrease the utility's earnings. Conversely, if a utility incurs lower expenses or receives higher revenues, resulting in higher taxes paid than the OPUC assumed it would incur in its last rate case, the automatic adjustment clause under SB 408 will surcharge customers and increase the utility's earnings. The OPUC stated in the Final Order that it will be responsive to concerns related to the consequences of the "double whammy" problem, and may address those concerns in other regulatory proceedings; however, it did not provide clear guidance on avenues of relief.

On December 30, 2005, PGE filed with the OPUC an application for deferred accounting to prevent either the financial enrichment or financial harm to the Company should the rules implementing SB 408 include the use of fixed reference points for margins and effective tax rates from a ratemaking proceeding. The Rules do use fixed reference points for margins and effective tax rates from a ratemaking proceeding. The deferred amount would reflect the tax effect of the difference between PGE's implied operating costs under a fixed margin assumption and the Company's actual operating costs. In an interim order in the rulemaking process, the OPUC indicated that it would review deferral applications related to SB 408 on a case by case basis, but would view such applications with skepticism.

Effective with the April 3, 2006 issuance of new PGE common stock, PGE is no longer a subsidiary of Enron and files its own consolidated tax returns and remits payments directly to taxing authorities. However, in April 2006, PGE paid $17 million to Enron for net current taxes payable for the first quarter of 2006 when PGE was still included in Enron's consolidated group for filing consolidated federal and state income tax returns. Under the Rules, PGE will likely be required to refund to customers the majority of that amount.

As a result of its assessment of the Rules, PGE has revised its estimate of potential refunds to customers to be approximately $42 million for fiscal year 2006. Based on this estimate, the Company recorded a $31 million (pre-tax) reserve for the first nine months of 2006, including $22 million during the third quarter. In addition, $1 million of interest expense was accrued for the first nine months of 2006. In accordance with the statute, the Company will file a report with the OPUC by October 15, 2007 for the 2006 tax year regarding the amount of taxes paid by the Company as well as the amount of taxes authorized to be collected in rates, as defined by the statute. Any refunds to customers for the 2006 tax year would begin after June 1, 2008.

PGE will continue to evaluate its options for changing or modifying the legislation and Rules, and challenging any adjustment that follows for the 2006 tax year.

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

On July 10, 2006, the OPUC commenced proceedings on the Complaint and Deferral. On September 11, 2006, PGE filed Amended Comments on the Application for Deferred Accounting, and an Amended Motion to Dismiss the Complaint. Management cannot predict the ultimate outcome of this matter or estimate any potential loss.

Note 8 - Stock-Based Compensation

On July 13, 2006, PGE granted Restricted Stock Units and/or Performance Stock Units (Stock Units) to non-employee members of the Company's Board of Directors, officers, and certain key employees. Each Stock Unit represents the right to receive one share of the Company's common stock at a future date, subject to applicable vesting requirements. The grants were made pursuant to the terms of the Portland General Electric Company 2006 Stock Incentive Plan, and are subject to the terms and conditions of the plan and individual award agreements between the Company and each grantee. A total of 4,687,500 shares of common stock was registered for future issuance under the plan.

PGE's eight non-employee directors were granted a total of 9,608 Restricted Stock Units as part of their annual compensation arrangement. Each director was granted 1,201 units, valued at $30,000 based upon the closing stock price on the grant date. The grants vest over a one-year period in equal installments on the last day of each calendar quarter and will be settled exclusively in shares of the Company's common stock, provided that the director remains a member of the Board of Directors. The non-employee director grants also provide for the quarterly payment of Dividend Equivalent Rights (DERs) on the non-vested Restricted Stock Units. The DERs are settled in cash on the date that the related dividends are paid to holders of PGE's common stock.

PGE also awarded a total of 88,601 Restricted Stock Units and 89,238 Performance Stock Units to officers and certain key employees of the Company. The number of Stock Units was determined by dividing a specified award amount for each grantee by the closing stock price on the grant date. Both Restricted Stock Unit and Performance Stock Unit grants provide for the payment of DERs during the vesting period, which entitle the grantee to receive an amount equal to dividends paid on a share of PGE's common stock between the grant date and the vesting date. The DERs vest on the same schedule as the Stock Units and are settled in shares of PGE common stock valued at the closing stock price on the vesting date.

The Restricted Stock Unit grants to PGE officers provide for vesting over a three-year period in equal installments on each anniversary of the grant date. The Restricted Stock Unit grants to key employees vest at the end of the three-year period following the grant date. Under both officer and key employee grants, applicable service requirements must be met in order for the Restricted Stock Units to vest.

Performance Stock Units for both officers and key employees vest if performance goals related to overall customer satisfaction, electric service power quality and reliability, generating plant availability, and net income (compared to budget) are met at the end of a three-year performance period. Vesting of Performance Stock Units will be calculated by multiplying the number of units granted by a performance percentage determined by PGE's Board of Directors. The performance percentage will be calculated based on whether and to what extent the performance goals have been met. Based on the attainment of the performance goals, the awards can range from zero to 150% of the grant.

A total of 187,447 total Stock Units, with a grant date fair value of $24.96 each, were awarded on July 13, 2006. During the quarter, 2,400 non-employee director Restricted Stock Units, with a fair value of $24.41 each, vested. No Stock Units were forfeited during the quarter. A total of 185,047 Stock Units, with a weighted-average fair value of $25.25, remained outstanding and unvested at September 30, 2006. A total of 4,500,053 shares remain available for future grants. The plan had no impact on cash flow for the quarter ended September 30, 2006.

Effective July 1, 2006, PGE adopted SFAS No. 123R, Share-Based Payment, which requires that the compensation cost related to share-based payment transactions be recognized in financial statements at fair value, based on the market price of the underlying common stock on the date of grant, and charged to expense over the vesting period based on the number of shares expected to vest. No compensation cost is recognized for unvested awards that are forfeited. The Company adopted SFAS No. 123R using the Modified Prospective Application method, which applies to new awards and to awards modified, repurchased, or cancelled as of the beginning of the period in which SFAS No. 123R is adopted. For the three months ended September 30, 2006, PGE recorded $0.4 million of stock-based compensation expense (included in Administrative and other expense in the Condensed Consolidated Statements of Income), with a corresponding credit to additional paid-in capital. No equity compensation costs were capitalized. Based upon the attainment of performance goals that would allow the vesting of 100% of awarded Performance Stock Units, and utilizing an estimated forfeiture rate of 3%, unrecognized compensation expense related to unvested Stock Units was $4.2 million at September 30, 2006, of which $0.4 million, $1.6 million, $1.5 million, and $0.7 million is expected to be expensed during the remainder of 2006, 2007, 2008, and 2009, respectively.

Note 9 - Common Stock

Common Stock Issuance

In accordance with Enron's Chapter 11 Plan, on April 3, 2006 PGE issued 62.5 million shares (of 80 million, no par value, shares authorized) of new PGE common stock. Approximately 27 million shares of the new PGE common stock were initially issued to the Debtors' creditors holding allowed claims, and approximately 35.5 million shares were issued to a Disputed Claims Reserve (DCR), where the shares will be held to be released over time to the Debtors' creditors holding allowed claims, in accordance with the Chapter 11 Plan. The 42.8 million shares of PGE common stock previously held by Enron were cancelled. Following issuance of the new PGE common stock, PGE ceased to be a subsidiary of Enron. The new PGE common stock is listed on the New York Stock Exchange under the ticker symbol POR.

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

In addition to the issuance of the 62.5 million shares of new PGE common stock described above, approximately 4.7 million shares have been registered for future issuance pursuant to the Portland General Electric Company 2006 Stock Incentive Plan. For further information regarding PGE's Stock Incentive Plan, see Note 8 - Stock-Based Compensation.

Common Stock Dividend Restrictions

The OPUC order approving the issuance of new PGE common stock includes a stipulation containing several conditions, including a requirement that, after issuance of the new common stock, PGE cannot pay a common stock dividend that would cause the common equity capital percentage to fall below 48% (plus $40 million, as discussed below) without OPUC approval. The requirement is reduced to 45% when the DCR holds between 20% and 40% of the issued and outstanding common stock of PGE, with no minimum common equity capital percentage requirement when the DCR holds less than 20% of the issued and outstanding common stock of PGE. At September 30, 2006, the DCR held 55% of total issued and outstanding common stock of PGE. PGE has agreed to maintain the additional $40 million of common equity until an OPUC order is issued in the Company's pending general rate case to assure PGE's financial capacity to absorb any adjustment(s) in its revenue requirement related to its former ownership by Enron.

Note 10 - Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net Income (in millions)	$ 10	$ 19	$ 31	$ 73

Denominator (in thousands):
Weighted-average common shares outstanding-basic	62,500	62,500	62,500	62,500

Effect of dilutive securities:
Restricted Stock*	5	-	2	-

Weighted-average common shares outstanding-diluted	62,505	62,500	62,502	62,500

Earnings per share - basic	$ 0.16	$ 0.30	$ 0.50	$ 1.17

Earnings per share - diluted	$ 0.16	$ 0.30	$ 0.50	$ 1.17

*Restricted Stock Units and related Dividend Equivalent Rights granted under the Portland General Electric Company 2006 Stock Incentive Plan are discussed in Note 8, Stock-Based Compensation.

Note 11 - Credit Facility and Debt

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

Short-term borrowings and related interest rates were as follows (dollars in millions):

	September 30,	December 31,
	2006	2005

Aggregate short-term debt outstanding -
Commercial paper	$-	$-
Weighted average interest rate -
Commercial paper*	-	-
Unused committed line of credit	$395	$383

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Average daily amounts of short-term debt
outstanding -
Commercial paper	$-	$-	$11	$-
Weighted daily average interest rate -
Commercial paper*	-	-	4.9%	-
Maximum amount outstanding during the
period -
Commercial paper	$-	$-	$57	$-

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

Note 12 - Guarantees

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

Note 13 - New Accounting Standards

Effective July 1, 2006, PGE adopted SFAS No. 123R, Share-Based Payment, using the Modified Prospective Application method. SFAS No. 123R supersedes SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that companies recognize compensation expense, based upon the fair value of the awards at the grant date, for all equity-based compensation awards issued to employees that are expected to vest over the vesting period of the award. On July 13, 2006, PGE awarded restricted stock units to non-employee members of the Company's Board of Directors, officers, and certain key employees. The adoption of SFAS No. 123R did not have a material impact on the financial statements of the Company. For additional information related to PGE's equity compensation plans, see Note 8, Stock-Based Compensation.

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, was issued in July 2006 and is effective for annual reporting periods beginning after December 15, 2006. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. It requires that a tax position meet a "more-likely-than-not threshold" for the benefit of an uncertain tax position to be recognized in the financial statements. FIN 48 requires recognition in the financial statements of the best estimate of the effects of a tax position only if that position is more likely than not of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. Based upon a preliminary assessment of the application of FIN 48 with respect to PGE's income taxes, the adoption of FIN 48 is not expected to have a material effect on the financial statements of the Company.

SFAS No. 157 (SFAS 157), Fair Value Measurements, was issued in September 2006 and is effective for annual reporting periods beginning after November 15, 2007. SFAS 157 provides enhanced guidance for the use of fair value to measure assets and liabilities. It also requires expanded disclosure regarding the extent to which fair value is used for such measurements, information used to measure fair value, and the effect of fair value measurements on earnings. Provisions of SFAS 157 apply whenever other accounting standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. PGE is evaluating the application of SFAS 157 with respect to its assets and liabilities.

SFAS No. 158 (SFAS 158), Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, was issued in September 2006. SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the effect that adoption of SFAS 158 will have on its financial statements.

SEC Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, was issued in September 2006. In addressing the current diversity of practice, SAB 108 provides interpretive guidance on how misstatements should be quantified and requires use of a "dual approach" method when evaluating the materiality of financial statement errors. Such approach requires consideration of the impact of misstatements on both the income statement ("rollover" method) and balance sheet ("iron curtain" method). If such consideration, along with the evaluation of all relevant quantitative and qualitative factors, results in quantifying a misstatement as material, adjustment of financial statements is required. The application of SAB 108, which is required for fiscal years ending after November 15, 2006, is not expected to have a material effect on the financial statements of the Company.

Note 14 - Restatement of Prior Period Financial Statements

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

The combined effect of the above on the beginning balance of Retained Earnings as of January 1, 2005, as included in PGE's Condensed Consolidated Statements of Retained Earnings, was an increase from $637 million (as previously reported) to $644 million (as restated). The combined effect on the balance of Retained Earnings as of July 1, 2005 was an increase from $691 million (as previously reported) to $698 million (as restated).

In addition, the Company has restated the presentation of the activities within the Nuclear Decommissioning Trust to disclose amounts on a gross basis, rather than on a net basis, in the Condensed Consolidated Statements of Cash Flows.

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

Overview

The current strength of Oregon's economy has contributed to continued customer growth and increasing demand for electricity within PGE's service territory. New thermal generation is scheduled to come on line during the first quarter of 2007 to meet continued load growth and supplement the output of the Company's current generating facilities, which performed well during the third quarter of 2006. In addition, PGE's pursuit of wind generation resources demonstrates the Company's increased commitment to renewable energy.

During the third quarter of 2006, certain events occurred that could have significant impact on the Company. In August, the U.S. Ninth Circuit Court of Appeals issued a ruling in the California Wholesale Refunds matter and the Oregon Supreme Court ruled on the case involving recovery of PGE's investment in Trojan. The Company views the developments in these matters as process steps toward ultimate resolution. Although some clarity was provided, considerable uncertainty remains with respect to their final impact on the Company. In September, the OPUC issued permanent rules for the implementation of Oregon Senate Bill 408 (SB 408); as a result, the Company recorded an additional reserve for potential customer refunds. Further discussion of each of these matters is contained in the "Financial and Operating Outlook" section of this Item 2.

Ownership of PGE - The transition of PGE to an independent publicly-owned company occurred in April 2006 with the issuance of new PGE common stock and the execution of a separation agreement with the Company's former parent. For further information, see "Ownership of PGE" in "Financial and Operating Outlook" of this Item 2.

Customers - PGE continues its focus on providing safe and reliable electric service to its 793,000 retail customers, including approximately 14,000 new customers added in the past twelve months. The Company continues to be ranked well for overall customer satisfaction.

Oregon's economy continued to expand in the first nine months of 2006, with the state's seasonally adjusted unemployment rate at 5.4% in September, the lowest rate since February 2001 and down significantly from the high of 8.5% in July 2003. Oregon's non-farm employment (seasonally adjusted) reached a record high during the current quarter and stood at 3.1% above the same period last year.

Total retail energy deliveries for the first nine months of 2006 increased 4.1% over the same period in 2005, as the result of continued customer growth, colder-than-normal winter weather and significantly warmer-than-normal summer weather. On a weather adjusted basis, retail energy deliveries are up 2.7% from last year. Energy use by all major customer sectors increased in the first nine months of this year. On July 24, 2006, the Company recorded a new all-time high net system load "summer" peak of 3,706 MW, surpassing the previous record set one month earlier.

Power Supply - Regional hydro conditions during 2006 have exceeded average levels and are significantly improved from the Pacific Northwest's severe to moderate drought conditions of the past three years. Increased stream flows in both the Clackamas and Deschutes river systems, where PGE's facilities are located, resulted in a 32% increase in hydro generation from the first nine months of 2005. Improved regional conditions have resulted in an 18% increase in output received from mid-Columbia River hydro projects with which PGE has long-term power purchase contracts, and have also contributed to lower wholesale market prices. Current forecasts indicate near normal hydro conditions for the remainder of this year.

PGE continues to implement its 2002 Integrated Resource Plan (IRP) to meet the electricity needs of its growing customer base, with the 400 MW Port Westward natural gas-fired plant on schedule for completion in the first quarter of 2007. PGE currently plans to file a new IRP with the OPUC in the first half of 2007. A settlement agreement related to the license application for the Company's four hydroelectric projects on the Clackamas River was submitted to the FERC in March 2006 for review and approval.

Regulatory bodies continue to examine the issues of regional haze and mercury in the atmosphere and could require that the Company make modifications to its thermal generating facilities. The EPA and several states, including Oregon and Montana, are expected to tighten controls on mercury emissions, which could have an impact on both the Boardman and Colstrip plants. Although the full impact of future state and federal remediation measures is not yet determinable, it is expected that such measures will increase expenditures for PGE and be included in customer rates.

Operations - The Company's thermal generation portfolio is once again at full strength with the return of the Boardman Coal Plant to full operation on July 1. Due to favorable water conditions, PGE was able to meet a greater portion of its retail load requirement, and partially offset the loss of Boardman generation, with output from the Company's hydroelectric generating facilities. The Company continues to achieve solid rankings for reliability of service, measured in terms of outage frequency and duration, and for dependable power quality.

Plans continue for the demolition of major structures at the closed Trojan nuclear power facility, with implosion of the cooling tower successfully completed. Demolition of the fuel and auxiliary buildings has begun and preparation for demolition of the turbine and control buildings is currently underway, with removal activities continuing into 2007. Removal of the plant's containment building is scheduled for 2008. PGE has designed the demolition work to minimize impacts on the environment and surrounding communities.

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

Financial Performance - Earnings for the first nine months of 2006 were adversely affected by the high cost of power to replace the output of Boardman during the plant's repair outages, with incremental power costs estimated at approximately $52 million, all of which was recorded in the first half of this year. In addition, the Company recorded a $31 million reserve for the potential refund obligation to customers related to the impact of Senate Bill 408, based upon permanent rules adopted by the OPUC.

PGE maintains its investment grade bond ratings and stable operating cash flow, with adequate liquidity available through both its $400 million credit facility and access to the commercial paper market. Such sources, combined with the Company's long-term borrowing capability, are expected to sufficiently provide for continued capital requirements, including investment in the new Port Westward generating facility and development of renewable energy from the Biglow Canyon Wind Farm.

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

2006 Compared to 2005 for the Three Months Ended September 30

PGE's net income in the third quarter of 2006 was $10 million ($0.16 per diluted share) compared to $19 million ($0.30 per diluted share) in the third quarter of 2005. The decrease in earnings was due primarily to the net effect of a $13 million after tax reserve for a potential refund obligation to customers related to the Company's current estimates of the impacts of SB 408, and a $5 million after tax reserve recorded in the third quarter of 2005 for the refund to customers of previously collected local income taxes. The effect of higher energy sales, resulting from both an increase in customers and warmer weather, was partially offset by higher production and distribution expenses during the quarter.

The following table summarizes Operating Revenues and Energy Sold and Delivered for the third quarter of 2006 and 2005:

	Three Months Ended September 30,
Operating Revenues	2006	2005	Increase/ (Decrease)
(In Millions)

Retail Operating Revenues:
Retail	$ 312	$ 312	$ -
Direct Access Customer Revenues	(3)	-	(3)
Total Retail Revenues	309	312	(3)

Wholesale (Non-Trading)	60	35	25
Other Operating Revenues	3	8	(5)
Total Operating Revenues	$ 372	$ 355	$ 17

Energy Sold and Delivered
(In Thousands of MWhs)

Retail Energy Deliveries
Retail Energy Sales	4,464	4,274	190
Energy Delivered to Direct Access Customers	253	326	(73)
Total Retail Energy Deliveries	4,717	4,600	117

Wholesale (Non-Trading)	1,119	570	549
Trading Activities	-	123	(123)
Total Energy Sold and Delivered	5,836	5,293	543

Total Operating Revenues in the third quarter of 2006 increased approximately 4.8% from last year's third quarter, with higher Wholesale Revenues partially offset by lower Total Retail and Other Operating Revenues. Retail Revenues were unchanged from last year's third quarter, as higher energy sales and a 2006 rate increase related to higher power costs were offset by a $22 million pre-tax reserve for a potential refund obligation to customers related to the Company's current estimates of the impacts of SB 408. (See "Resource Valuation Mechanism" and "New Oregon Law - Utility Rate Treatment of Income Taxes" in the "Financial and Operating Outlook" of this Item 2 for further information). In addition, there was a $7 million reduction in the collection of regulatory assets (fully offset within Net Operating Income due to a corresponding decrease in Depreciation and Amortization expense). The reduction in Direct Access Customer Revenues resulted from "transition adjustment" credits reflecting the difference between the cost and market value of PGE's power supply portfolio, as provided by Oregon's electricity restructuring law.

A 2.5% increase in Total Retail Energy Deliveries resulted primarily from an approximate 13,900 increase in the average number of customers served over the third quarter of 2005, warmer weather, and higher industrial sales. Energy sales to all major customer classes increased during the third quarter of 2006, with residential energy sales up 3.4% and commercial and industrial sales up 1.6% and 13.6%, respectively. The increase in industrial sales was largely attributable to two large customers, one of which normally generates most of its own power requirements, and another which purchased its energy from an ESS in 2005 but returned to PGE for service at the beginning of 2006.

Wholesale revenues increased 71% from last year's third quarter as higher wholesale energy sales volume resulted from favorable hydro generation conditions, availability of thermal generation, and excess wholesale power purchases. This volume increase was partially offset by lower average spot market prices that resulted primarily from increased regional hydro generation.

The decrease in Other Operating Revenues from last year's third quarter was primarily the result of current year losses from the sale of natural gas in excess of generating plant requirements.

Purchased Power and Fuel expense increased $32 million (19%) from last year's third quarter. The increase was due to both increased power purchases to meet higher total system load requirements as well as higher wholesale prices. Company generation increased 10% from that of last year's third quarter, with a 12% increase in thermal generation. Total generation met approximately 50% of PGE's retail load during the third quarter of 2006 compared to 47% in the third quarter of 2005.

The following table indicates PGE's total system load (including both retail and wholesale) for the third quarter of 2006 and 2005. Average variable power costs include wheeling and exclude unrealized gains and losses from derivative instruments.

	Megawatt/Variable Power Costs
	Megawatt-Hours (thousands)		Average Variable Power Cost (Mills/kWh)

	2006	2005	2006	2005
Generation	2,364	2,145	17.3	14.5
Term Purchases	2,821	2,528	47.1	37.5
Spot Purchases	702	489	28.9	57.6
Total System Load	5,887	5,162	35.7	32.6

Production, distribution, administrative and other expenses increased $2 million (3%) from last year's third quarter. Increased maintenance costs at the Company's thermal generating plants, as well as higher tree trimming expenses included in distribution costs, were partially offset by a reduction in customer support and employee benefit expenses in the third quarter of 2006.

Depreciation and Amortization expense decreased $2 million (4%). A $7 million decrease in the amortization of regulatory assets (fully offset within Net Operating Income due to a corresponding decrease in Operating Revenues) was partially offset by increased depreciation of utility plant.

Income taxes were unchanged from last year's third quarter, as lower taxes resulting from a decrease in third quarter 2006 taxable income were offset by the effect of state tax refunds and certain adjustments related to depreciation, both recorded in 2005.

Other Income (Miscellaneous) increased $9 million, related primarily to the establishment, in the third quarter of 2005, of an initial $8 million reserve related to the future refund to Multnomah County customers of previously collected income taxes. (See "Class Action Lawsuit - Multnomah County Business Income Taxes" in the "Financial and Operating Outlook" of this Item 2 for further information).

2006 Compared to 2005 for the Nine Months Ended September 30

PGE's net income was $31 million ($0.50 per diluted share) in the first nine months of 2006 compared to net income of $73 million ($1.17 per diluted share) in the first nine months of 2005. The decrease in earnings was due to unrealized losses on power and natural gas contracts as well as replacement power costs related to the extended, unplanned repair outages of Boardman in the first half of 2006. In addition, results for the first nine months of 2006 include the effect of a $19 million after tax reserve for a potential refund obligation to customers, reflecting the Company's current estimates of the impacts of SB 408. Increased distribution expenses, including those related to winter storm restoration, and maintenance expenses at the Company's thermal generating plants were partially offset by lower administrative expenses, related primarily to the 2005 settlement of certain asserted claims.

The following table summarizes Operating Revenues and Energy Sold and Delivered for the nine-month periods ending September 30, 2006 and 2005:

	Nine Months Ended September 30,
Operating Revenues	2006	2005	Increase/ (Decrease)
(In Millions)

Retail Operating Revenues:
Retail	$ 988	$ 953	$ 35
Direct Access Customer Revenues	(9)	-	(9)
Total Retail Revenues	979	953	26

Wholesale (Non-Trading)	114	87	27
Other Operating Revenues	11	19	(8)
Total Operating Revenues	$ 1,104	$ 1,059	$ 45

Energy Sold and Delivered
(In Thousands of MWhs)

Retail Energy Deliveries
Retail Energy Sales	13,549	12,838	711
Energy Delivered to Direct Access Customers	763	914	(151)
Total Retail Energy Deliveries	14,312	13,752	560

Wholesale (Non-Trading)	2,628	1,650	978
Trading Activities	-	697	(697)
Total Energy Sold and Delivered	16,940	16,099	841

Total Operating Revenues in the first nine months of 2006 increased approximately 4.2% from the first nine months of last year due to increases in both Retail and Wholesale Revenues. The increase in Retail Revenues resulted from both higher energy sales and a 2006 rate increase related to higher power costs. (See "Resource Valuation Mechanism" in "Financial and Operating Outlook" of this Item 2 for further information). Partially offsetting the above increases was a $31 million pre-tax reserve for a potential refund obligation to customers related to the Company's current estimates of the impacts of SB 408. (See "New Oregon Law - Utility Rate Treatment of Income Taxes" in the "Financial and Operating Outlook" of this Item 2 for further information.) In addition, there was a $19 million reduction in the collection of regulatory assets (fully offset within Net Operating Income due to a corresponding decrease in Depreciation and Amortization expense). The reduction in Direct Access Customer Revenues resulted from "transition adjustment" credits reflecting the difference between the cost and market value of PGE's power supply portfolio, as provided by Oregon's electricity restructuring law.

A 4.1% increase in Total Retail Deliveries in the first nine months of 2006 resulted from an approximate 13,600 increase in the average number of customers served over the first nine months of 2005, higher industrial sales, and weather conditions. Colder weather in this year's first quarter, along with significantly warmer weather in June and September, contributed to higher energy use. Energy sales to all major customer classes increased, with residential energy sales up 4.6% and commercial and industrial sales up 3.2% and 13%, respectively. The increase in industrial sales was primarily attributable to two large customers, one of which normally generates most of its own power requirements and another which purchased its energy from an ESS in 2005 but returned to PGE for service at the beginning of 2006.

Wholesale revenues increased 31% from the first nine months of last year as higher wholesale energy sales volume resulted from favorable hydro generation conditions and excess wholesale power purchases. This volume increase was partially offset by lower average spot market prices that resulted primarily from increased regional hydro generation.

The decrease in Other Operating Revenues from last year's first nine months was primarily the result of current year losses from the sale of natural gas in excess of generating plant requirements.

Purchased Power and Fuel expense increased $134 million (31%) from the first nine months of last year. The increase was due to the cost of replacing coal-fired generation at Boardman, an increase in power purchases required to meet higher total system load requirements, and higher wholesale prices. Approximately $52 million of incremental power costs were incurred in the first two quarters of 2006 to replace the output of Boardman, which was taken out of service in late October 2005 for repair of the plant's turbine rotor and which remained out of service for most of the first half of 2006 for additional repairs, including those to the plant's generator rotor. (See "Boardman Coal Plant - Repair Outages" in "Financial and Operating Outlook" of this Item 2 for further information). In addition, expenses in the first nine months of 2006 include $13 million of unrealized net losses on derivative activities, compared to $19 million of unrealized net gains in the first nine months of 2005. It is expected that the unrealized losses at the end of this year's third quarter will reverse during the remainder of 2006 upon settlement of the related contracts.

Company generation decreased 21% in the first nine months of 2006 compared to the same period last year, with reduced thermal generation (related primarily to Boardman's outage) partially offset by a 32% increase in PGE hydro production, resulting from increased stream flows. Total generation met approximately 33% of PGE's retail load during the first nine months of 2006, compared to 44% in the same period last year. Hydro production met approximately 10% of PGE's total retail load in the first nine months of 2006, compared to 8% last year.

The following table indicates PGE's total system load (including both retail and wholesale) for the first nine months of 2006 and 2005. Average variable power costs include wheeling and exclude unrealized gains and losses from derivative instruments.

	Megawatt/Variable Power Costs
	Megawatt-Hours (thousands)		Average Variable Power Cost (Mills/kWh)

	2006	2005	2006	2005
Generation	4,816	6,061	11.2	12.4
Term Purchases	10,567	8,567	38.6	33.7
Spot Purchases	1,776	809	27.7	48.5
Total System Load	17,159	15,437	32.6	28.8

Production, distribution, administrative and other expenses increased $3 million (1%) from the first nine months of 2005. Higher production and distribution expenses resulted primarily from increased maintenance and repair activities at PGE's thermal generating plants, service restoration costs related to wind and rain storms during the first quarter of 2006, and increased tree trimming costs. A decrease in administrative and other expenses from the first nine months of last year was largely the result of the settlement of certain asserted claims in the first half of 2005.

Depreciation and Amortization expense decreased $10 million (6%). A $19 million decrease in the amortization of regulatory assets (fully offset within Net Operating Income due to a corresponding decrease in Operating Revenues) was partially offset by increased depreciation of utility plant.

Income taxes decreased $29 million due to lower taxable income in the first nine months of 2006.

Other Income (Miscellaneous) increased $11 million, related primarily to the establishment, in the third quarter of 2005, of an initial $8 million reserve related to the future refund to Multnomah County customers of previously collected income taxes. (See "Class Action Lawsuit - Multnomah County Business Income Taxes" in the "Financial and Operating Outlook" of this Item 2 for further information). In addition, there was a $5 million increase in Allowance for Funds Used During Construction, resulting primarily from the current construction of Port Westward. Partially offsetting these increases was a $2 million decrease in interest income on regulatory assets, due to declining balances as amounts are recovered from customers.

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

Cash provided by operating activities totaled $108 million in the nine months ended September 30, 2006 compared to $402 million provided by operating activities in the same period last year. The decrease was due primarily to an $80 million increase in power and fuel purchases and a $203 million decrease in cash collateral deposits received from certain wholesale customers.

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

Investing Activities consist primarily of improvements to PGE's distribution, transmission, and generation facilities. The $81 million increase in capital expenditures in the nine months ended September 30, 2006 is primarily due to construction costs of Port Westward. Other expenditures were related to the expansion of PGE's distribution system to support both new and existing customers within the Company's service territory.

Financing Activities provide supplemental cash for both day-to-day operations and capital requirements as needed. PGE relies on cash from operations, the issuance of commercial paper, borrowings under its revolving credit facility, and long-term financing activities to support such requirements.

In May 2006, PGE issued $275 million of First Mortgage Bonds, consisting of two series. One series, in the amount of $175 million, bears interest at an annual rate of 6.31% and will mature in 2036. The other series, in the amount of $100 million, bears interest at an annual rate of 6.26% and will mature in 2031. PGE used the proceeds from the bond issuances for the early retirement of the $150 million principal amount of 8 1/8% Series First Mortgage Bonds due in 2010, and for general corporate purposes. PGE also repaid $8 million of conservation bonds and retired $3 million of preferred stock.

In July 2006, PGE paid a cash dividend of $14 million, or 22.5 cents per share, on its common stock. In July 2005, PGE paid a common stock dividend of $150 million to Enron.

The issuance of additional First Mortgage Bonds and preferred stock requires PGE to meet earnings coverage and security provisions set forth in the Company's Articles of Incorporation and the Indenture of Mortgage and Deed of Trust securing the bonds. PGE estimates that on September 30, 2006 it could issue up to approximately $160 million of First Mortgage Bonds under the most restrictive issuance test in the mortgage. In addition, it is estimated that the Company could issue up to approximately $38 million in preferred stock under the restrictions set forth in the Articles of Incorporation. Any issuances would also be subject to market conditions and amounts may be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the mortgage on the basis of property additions, bond credits, and/or deposits of cash. Based on the availability of the short-term credit facility and the expected ability to issue long-term debt and equity securities, management believes there is sufficient liquidity to meet the Company's anticipated capital and operating requirements.

PGE has a $400 million five-year revolving credit facility with a group of commercial banks. The facility, which is unsecured, is available for general corporate purposes, with the maximum amount available to PGE for borrowings and/or the issuance of standby letters of credit. At September 30, 2006, PGE had utilized approximately $5 million in letters of credit, with $1 million related to wholesale trading activities and $4 million related to Port Westward.

The credit facility allows PGE to borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the facility. A provision of the facility allows PGE to annually request that the termination date be extended for one additional year. Any request requires approval of a majority of the participating banks, with the termination date extended only for those banks approving the request. In July 2006, upon approval of all participating banks, the facility was amended to extend the termination date to July 14, 2011. The facility provides that all outstanding loans mature on the termination date of the facility. The facility requires annual fees based on PGE's unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the facility, to 65% of total capitalization. At September 30, 2006, the Company's consolidated indebtedness to total capitalization ratio, as calculated under the facility, was 44.9%.

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

PGE's liquidity and capital requirements are affected by operating, capital expenditure, debt service, and working capital needs, including margin deposit requirements related to the Company's wholesale trading activities. PGE's revolving credit facility provides a primary source of liquidity, supplementing operating cash flow and supporting the Company's commercial paper program. PGE's ability to secure sufficient long-term capital at a reasonable cost is determined by its financial performance and outlook, capital expenditure requirements (including the effects of these factors on the Company's credit ratings), and alternatives available to investors. The Company's ability to obtain and renew such financing depends on its credit ratings as well as on bank credit markets, both generally and for electric utilities in particular.

PGE's financial objectives include the balancing of debt and equity to maintain a low weighted average cost of capital while retaining sufficient flexibility to meet the Company's financial obligations. PGE's objective is to maintain a common equity ratio (common equity to the total of consolidated capitalization, long-term debt due within one year, and short-term borrowings) of approximately 50%. Achievement of this objective while sustaining sufficient cash flow is necessary to maintain acceptable credit ratings and allow access to long-term capital at attractive interest rates. PGE's common equity ratios were 54.4% and 57.5% at September 30, 2006 and December 31, 2005, respectively.

As previously indicated, a significant portion of cash provided by operations consists of depreciation and amortization of utility plant which is recovered in rates. PGE estimates recovery of such charges will approximate $160 million to $260 million annually over the period 2006-2008. Combined with all other sources, total cash provided by operations is estimated to range from $230 million to $300 million annually during the 2006-2008 period.

The following table indicates PGE's projected primary cash requirements for the years indicated (in millions):

	2006	2007	2008

Capital expenditures (*)	$360 - $380	$450 - $470	$250 - $270
Long-term debt maturities	$11	$67	-

(*) Include expenditures related to Phase I of the proposed Biglow Canyon Wind Farm (126 MW capacity) (approximately $22 for 2006 and $225 for 2007), the construction of Port Westward (approximately $159 for 2006 and $12 for 2007), and fish passage measures at the Pelton Round Butte hydroelectric project (approximately $48 for 2006 - 2008).

The OPUC order approving the issuance of new PGE common stock includes a stipulation containing several conditions, including a requirement that, after issuance of the new common stock, PGE cannot pay a common stock dividend that would cause the common equity capital percentage to fall below 48% (plus $40 million) without OPUC approval. The requirement is reduced to 45% when the Disputed Claims Reserve (DCR) holds between 20% and 40% of the issued and outstanding common stock of PGE, with no minimum common equity capital percentage requirement when the DCR holds less than 20% of the issued and outstanding common stock of PGE. Following a distribution of shares on October 3, 2006, the DCR holds 53% of the total issued and outstanding common stock of PGE. PGE has agreed to maintain the additional $40 million of common equity until an OPUC order is issued in the Company's pending general rate case to assure PGE's financial capacity to absorb any adjustment(s) in its revenue requirement related to its former ownership by Enron.

On August 1, 2006, the Company declared common stock dividends of $14 million, which were paid in October 2006. On October 26, 2006, the PGE Board of Directors approved a quarterly common stock dividend of 22.5 cents per share. The dividend is payable on January 15, 2007, to shareholders of record at the close of business on December 26, 2006. The Company expects to pay regular quarterly dividends on its common stock. However, the declaration of such dividends is at the discretion of the Company's Board of Directors and is not guaranteed. The amount of common dividends will depend upon PGE's results of operations and financial condition, future capital expenditures and investments, any applicable regulatory and contractual restrictions, and other factors that the Board of Directors considers relevant.

Credit Ratings

PGE's secured and unsecured debt is rated at investment grade by Moody's Investors Service (Moody's), Standard and Poor's (S&P), and Fitch Ratings (Fitch).

PGE's current credit ratings are as follows:

	Moody's	S&P	Fitch

First Mortgage Bonds	Baa1	BBB+	A-
Senior unsecured debt	Baa2	BBB	BBB+
Preferred stock	Ba1	BBB-	-
Commercial paper	Prime-2	A-2	F-2

Outlook:	Stable	Negative	Stable

Should Moody's or S&P (or both) reduce the credit rating on PGE's unsecured debt to below investment grade, the Company could be subject to requests by certain of its wholesale counterparties to post additional performance assurance collateral. On September 30, 2006, PGE had posted approximately $24 million of collateral with wholesale counterparties, consisting of $1 million in letters of credit and $23 million in cash. Based on the Company's non-trading portfolio, estimates of current energy market prices, and the current level of collateral outstanding, as of September 30, 2006, the approximate amount of additional collateral that could be requested upon a single agency downgrade event to below investment grade is approximately $67 million and decreases to approximately $25 million by year-end 2006. The approximate amount of additional collateral that could be requested upon a dual agency downgrade event to below investment grade is approximately $135 million and decreases to approximately $69 million by year-end 2006.

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

Critical Accounting Policies and Estimates

New Oregon Tax Law

In 2005, the State of Oregon adopted SB 408, a new law that seeks to adjust the way that PGE and most other Oregon investor-owned electric and gas utilities collect income taxes from ratepayers. The law authorizes an adjustment to retail customer rates based on the difference between "taxes authorized to be collected" and "taxes paid" to governmental entities on or after January 1, 2006. On September 14, 2006, the OPUC issued a final order that adopted permanent rules to implement SB 408. As a result of its assessment of the rules, PGE has revised its estimate of potential refunds to customers to be approximately $42 million for fiscal year 2006. Based on this estimate, the Company recorded a $31 million (pre-tax) reserve for the first nine months of 2006, including $22 million during the third quarter. In addition, $1 million of interest expense was accrued for the first nine months of 2006. PGE will continue to evaluate its options for changing or modifying the legislation and rules, and challenging any adjustment that follows for the 2006 tax year. For further information, see "New Oregon Law - Utility Rate Treatment of Income Taxes" in "Financial and Operating Outlook" of this Item 2.

PGE's critical accounting policies that require the use of estimates and assumptions are discussed further in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Financial and Operating Outlook

Retail Customer Growth and Energy Deliveries

Weather adjusted retail energy deliveries to PGE and ESS customers increased 2.7% for the nine months ended September 30, 2006, compared to the same period last year. The increase was due primarily to 2.4% and 2.9% increases, respectively, in residential and commercial deliveries. Increased residential sales resulted primarily from a 12,000 increase in the average number of customers served during the first nine months of 2006 over the first nine months of 2005. Higher commercial and industrial sales resulted from a 1,600 increase in the average number of customers served and higher average usage. PGE forecasts total weather adjusted energy deliveries to PGE and ESS customers in 2006 to increase by approximately 3% from last year.

Power and Fuel Supply

Current forecasts indicate that regional hydro conditions for the full year 2006 will approximate or slightly exceed normal levels and will surpass 2005 levels. Volumetric water supply forecasts for the Pacific Northwest region, prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies, indicate the April-to-September runoff (as measured at The Dalles, Oregon) at 107% of normal, compared to actual runoff of 74% of normal in 2005. Hydro conditions in the Clackamas and Deschutes river systems, where PGE's hydro facilities are located, are currently projected to be 92% and 100% of normal, respectively, compared to actual runoffs of approximately 72% and 87% of normal, respectively, in 2005.

PGE generated 33% of its retail load requirement in the first nine months of 2006, with 23% met with thermal generation and the remainder met with hydro generation. Short- and long-term purchases were utilized to meet the remaining load. PGE's ability to purchase power in the wholesale market, along with the Company's base of thermal and hydroelectric generating capacity, currently provides the flexibility to respond to seasonal fluctuations in the demand for electricity both within its service territory and from its wholesale customers.

Factors that can affect the availability and price of purchased power and fuel include weather conditions in the Northwest and Southwest, the performance of major generating facilities in both regions, regional hydro conditions, and prices of natural gas and coal used to fuel thermal generating plants. Market prices of natural gas can also be affected by destructive storms and extreme weather in other sections of the United States and Canada. Power and natural gas prices have moderated since late 2005, due primarily to increased hydro availability within the region and a relatively quiet hurricane season in the Gulf of Mexico, in contrast to 2005.

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

On February 10, 2006, the City of Portland appealed the OPUC Order in both the Marion County Circuit Court and the Oregon Court of Appeals. On July 19, 2006, the Court of Appeals granted the OPUC motion to dismiss the action before that Court. On October 20, 2006, the City filed a Notice and Order of Voluntary Dismissal with the Marion County Circuit Court.

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

Oregon Tax Credits - PGE generated approximately $15 million of Oregon tax credits that, due to taxable income limitations, were not utilized by Enron prior to the separation of the two companies on April 3, 2006. In prior years, PGE was able to utilize these tax credits to reduce its tax payment obligation to Enron pursuant to a tax sharing agreement. Uncertainties exist with respect to the timing and ability by Enron to utilize the credits. To the extent that Enron is unable to utilize these credits on its tax returns, PGE expects that it will be able to utilize such tax credits on its Oregon income tax returns in periods subsequent to its separation from Enron. Any amounts not utilized by PGE on its Oregon income tax return for the period April 3, 2006 through December 31, 2006 are expected to be available for carryover and utilization in future years. PGE had quarterly income tax payments due to the State of Oregon during the second and third quarters of 2006. A portion of the tax credits was utilized to offset these liabilities with no effect on income. Any realization of these tax credits will be reflected as an adjustment to equity.

Boardman Coal Plant - Repair Outages

On October 22, 2005, Boardman was taken out of service to repair its steam turbine rotor. On February 6, 2006, during the process of returning the plant to operation, the generator rotor was damaged and subsequently removed for repair. The generator rotor was repaired and the plant was operational in late May. In early June, the plant was again taken out of service for repairs to its low pressure turbine unit; upon completion of these repairs, the plant returned to full operation on July 1, 2006.

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

On November 18, 2005, PGE filed with the OPUC an "Application for Deferred Accounting of Excess Power Costs Due to Plant Outage." The application requested an order authorizing PGE to defer for later ratemaking treatment excess power costs associated with Boardman's turbine rotor repair outage, effective on the date of the application. The application seeks deferral of the difference between Boardman's variable power costs used in setting rates for 2005 and 2006 (under the Company's RVM) and replacement power costs incurred during the turbine rotor repair outage. The deferral period for the outage ended on February 5, 2006 with the installation of the repaired turbine rotor. The deferral amount is currently estimated at approximately $46 million. The OPUC staff's initial response would provide for recovery of approximately $450,000 of such costs. The proceeding on the application is continuing. No deferral has yet been recorded by the Company.

Under the RVM process, a 4-year rolling average of historical forced outages of PGE's generating plants is used in projecting plant availability and expected power costs. If the OPUC does not grant the Company's request for cost deferral, it is possible that some or all of the impacts of the turbine rotor outage (October 23, 2005 through February 5, 2006) may be approved for inclusion in the 4-year rolling average component of rates requested under the RVM process, beginning in 2007. It is also possible that PGE will receive no recovery for the excess power costs incurred during the Boardman outage. Management cannot predict the ultimate outcome of these matters. An OPUC decision is expected in late 2006 or early 2007.

PGE did not file an application to defer incremental power costs related to the generator rotor outage (February 6, 2006 through late May 2006), and will not propose the inclusion of this outage in the 4-year rolling average of forced outages in its annual power cost update filings starting in 2008.

New Oregon Law - Utility Rate Treatment of Income Taxes

A new law, commonly referred to as Oregon Senate Bill 408 (SB 408), seeks to adjust the way that PGE and most other Oregon investor-owned electric and gas utilities collect income taxes from customers. SB 408 attempts to more closely match income tax amounts collected in revenues with the amount of income taxes paid to governmental entities by investor-owned utilities or their consolidated group. The new law requires that utilities file a report with the OPUC each year regarding the amount of taxes paid by the utility or its consolidated group (with certain adjustments), as well as the amount of taxes authorized to be collected in rates, as defined by the statute. This report is to be filed by October 15th of the year following the reporting year. If the OPUC determines that the difference between the two amounts is greater than $100,000, the utility is required to establish an "automatic adjustment clause" to adjust rates. The first adjustment under the automatic adjustment clause applies only to taxes paid to units of government and collected from customers on or after January 1, 2006.

On September 14, 2006, the OPUC issued a final order (Final Order) that adopted permanent rules (Rules) to implement SB 408. In the Rules, the OPUC adopted the use of fixed reference points for margins and effective tax rates from a ratemaking proceeding. The OPUC also adopted a methodology to determine the amounts properly attributed to the utility from a consolidated tax payment using a formula to determine the ratio of the utility's payroll, property and sales to the consolidated group's amounts for the same items. This ratio is then multiplied by the amount of total taxes paid by the consolidated group to determine the utility's attributed portion. The OPUC also determined that interest should begin to accrue beginning January 1, 2006 using a mid-year convention for differences between income taxes collected and income taxes paid to governmental entities for tax year 2006.

In the Final Order, the OPUC addressed the so-called "double whammy" effect wherein the application of the Rules can result in unusual outcomes in certain situations. If a utility incurs higher expenses or receives lower revenues, resulting in lower taxes paid than the OPUC assumed it would incur in its last rate case, the automatic adjustment clause under SB 408 will require the utility to make a refund to customers and decrease the utility's earnings. Conversely, if a utility incurs lower expenses or receives higher revenues, resulting in higher taxes paid than the OPUC assumed it would incur in its last rate case, the automatic adjustment clause under SB 408 will surcharge customers and increase the utility's earnings. The OPUC stated in the Final Order that it will be responsive to concerns related to the consequences of the "double whammy" problem, and may address those concerns in other regulatory proceedings; however, it did not provide clear guidance on avenues of relief.

On December 30, 2005, PGE filed with the OPUC an application for deferred accounting to prevent either the financial enrichment or financial harm to the Company should the rules implementing SB 408 include the use of fixed reference points for margins and effective tax rates from a ratemaking proceeding. The Rules do use fixed reference points for margins and effective tax rates from a ratemaking proceeding. The deferred amount would reflect the tax effect of the difference between PGE's implied operating costs under a fixed margin assumption and the Company's actual operating costs. In an interim order in the rulemaking process, the OPUC indicated that it would review deferral applications related to SB 408 on a case by case basis, but would view such applications with skepticism.

Effective with the April 3, 2006 issuance of new PGE common stock, PGE is no longer a subsidiary of Enron and files its own consolidated tax returns and remits payments directly to taxing authorities. However, in April 2006, PGE paid $17 million to Enron for net current taxes payable for the first quarter of 2006 when PGE was still included in Enron's consolidated group for filing consolidated federal and state income tax returns. Under the Rules, PGE will likely be required to refund to customers the majority of that amount.

As a result of its assessment of the Rules, PGE has revised its estimate of potential refunds to customers to be approximately $42 million for fiscal year 2006. Based on this estimate, the Company recorded a $31 million (pre-tax) reserve for the first nine months of 2006, including $22 million during the third quarter. In addition, $1 million of interest expense was accrued for the first nine months of 2006. In accordance with the statute, the Company will file a report with the OPUC by October 15, 2007 for the 2006 tax year regarding the amount of taxes paid by the Company as well as the amount of taxes authorized to be collected in rates, as defined by the statute. Any refunds to customers for the 2006 tax year would begin after June 1, 2008.

PGE will continue to evaluate its options for changing or modifying the legislation and Rules, and challenging any adjustment that follows for the 2006 tax year.

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

On July 10, 2006, the OPUC commenced proceedings on the Complaint and Deferral. On September 11, 2006, PGE filed Amended Comments on the Application for Deferred Accounting, and an Amended Motion to Dismiss the Complaint. Management cannot predict the ultimate outcome of these matters or estimate any potential loss.

Class Action Lawsuit - Multnomah County Business Income Taxes

In January 2005, David Kafoury and Kafoury Brothers, LLC filed a class action lawsuit in Multnomah County Circuit Court against PGE on behalf of all PGE customers who were billed on their electric bills and paid amounts for Multnomah County Business Income Taxes (MCBIT) after 1996 that the plaintiffs alleged were never paid to Multnomah County. The charges were billed and collected under OPUC rules that allow utilities to collect taxes imposed by the county. As PGE was included in Enron's consolidated income tax return, the Company paid the tax it collected to Enron. The plaintiffs sought judgment against PGE for restitution of MCBIT in excess of $6 million, plus interest, recoverable costs, punitive damages, and attorney fees.

On December 28, 2005, the parties agreed to a settlement by which PGE will make refunds and payments totaling $10 million, inclusive of interest and plaintiffs' attorney fees, costs, and expenses as approved by the Court's final order. The settlement includes no admission of liability or wrongdoing by PGE. PGE established a reserve of $10 million in 2005 related to the settlement. On July 28, 2006, the settlement was approved by the Multnomah County Circuit Court. In September 2006, the Company began making refunds, which are expected to be completed during the fourth quarter of 2006.

City of Portland Actions

In September 2005, the Portland City Council directed the City Attorney and City staff to obtain from PGE information regarding the collection and payment of utility income taxes. PGE voluntarily provided extensive financial and operational data to the City. The City broadened its inquiry to include PGE's power trading activities in 2000 and 2001, and on March 23, 2006, the City issued a subpoena to PGE seeking numerous records and documents. PGE has determined that there are a number of legal and practical issues concerning the City's request for additional information, and has declined to provide any additional data to the City while those issues remain unresolved. On April 21, 2006, PGE filed a complaint in Multnomah County Circuit Court seeking clarity on whether the City has investigatory and ratemaking authority. The complaint is proceeding.

On May 5, 2006, the City of Portland filed a complaint against PGE with the OPUC. The complaint alleges that Enron and PGE should not have filed income taxes on a unitary basis under Oregon law. The complaint also alleges that PGE made certain cash payments to Enron under a tax allocation agreement which at the time had not been approved by the SEC, and that PGE did not submit the agreement to the OPUC for a determination as to whether the agreement was fair and reasonable and in the public interest as required under Oregon law. On July 31, 2006, the OPUC dismissed the claims that Enron and PGE should not have filed income taxes on a unitary basis under Oregon law and that PGE made certain cash payments to Enron under a tax allocation agreement which at the time had not been approved by the SEC. For the remaining claim, the City requests a ruling from the OPUC confirming the alleged violations; an investigation of those matters; an order directing PGE to make no further stock dividend distributions until the legality and reasonableness of PGE's tax filings is determined; and an assessment of penalties of $10,000 for each violation of any statute administered by the OPUC and for each instance of failure by PGE to perform duties required of a utility under Oregon law. PGE disagrees with the remaining complaint and is vigorously defending against it at the OPUC.

General Rate Case

PGE filed a general rate case and proposed tariffs with the OPUC in March 2006 that would increase rates by $143 million (8.9%) in 2007 and allow a return on equity of 10.75%. About half of the proposed increase is related to power and fuel costs, as included in the Company's RVM process (described below). The remaining increase is related to recovery of the Company's investment in Port Westward and to increased general (non-power) costs. The Company is also proposing a tariff under which it would share with customers a portion of the difference between each year's forecast and actual net variable power costs. The filing is the Company's first general rate increase request since 2001.

PGE, the OPUC, and intervenors have signed Stipulation agreements which settle all revenue requirement issues except cost of capital, power costs, and Port Westward. In October 2006, the OPUC Staff filed testimony that proposes a $70 million reduction to PGE's originally filed revenue requirements, reflecting a 9.4% return on equity, other changes to PGE's proposed cost of capital, and adjustments to PGE's recovery of projected power costs. PGE disagrees with the OPUC Staff position and filed testimony with the OPUC in late October in response to Staff and intervenors' testimony. Public hearings are scheduled for early November, with the OPUC expected to issue its final order in January 2007.

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

Power Cost Price Increase - 2006 Based upon projections in PGE's 2006 RVM filing, the OPUC authorized an approximate 3.7% average retail price increase for 2006, due largely to substantial increases in the cost of wholesale power and continued high prices for natural gas. Increases (including the effect of all credits and adjustments), which became effective January 1, 2006, range from 1.7% for residential customers to 5.3% and 5.4%, respectively, for small and large non-residential customers. Such adjustments are expected to increase PGE's 2006 revenues by approximately $47 million.

Preliminary Power Cost Filing - 2007 In March 2006, PGE submitted an RVM filing with the OPUC containing an estimate of 2007 power costs based upon preliminary information that will be updated later in 2006. This filing has been consolidated with the Company's general rate case filing. In early October 2006, the OPUC approved a Stipulation agreement that includes an $8.6 million reduction to forecast annual net variable power costs for 2007. A final RVM forecast will be made in November 2006 with RVM rates to become effective on January 1, 2007. These rates are to remain in effect until revised rates resulting from PGE's general rate case go into effect, which is anticipated to be no later than January 17, 2007. To date, PGE and parties to the general rate case have not reached agreement on net variable power costs that will be included in rates expected to be in effect commencing January 17, 2007.

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

Numerous challenges, appeals and reviews were subsequently filed in the Marion County Circuit Court, the Oregon Court of Appeals, and the Oregon Supreme Court on the issue of the OPUC's authority under Oregon law to grant recovery of, and a return on, the Trojan investment. The Oregon Court of Appeals issued an opinion in 1998, stating that the OPUC does not have the authority to allow PGE to recover a return on the Trojan investment, but upholding the OPUC's authorization of PGE's recovery of the Trojan investment and ordering remand of the case to the OPUC. PGE, the OPUC, and the Utility Reform Project each requested the Oregon Supreme Court to conduct a review of the Court of Appeals decision. On November 19, 2002, the Oregon Supreme Court dismissed the petitions for review. As a result, the 1998 Oregon Court of Appeals opinion stands and the case has been remanded to the OPUC (1998 Remand).

In 2000, while the petitions for review of the 1998 Court of Appeals decision were pending at the Oregon Supreme Court, PGE, the Citizens Utility Board, and the staff of the OPUC entered into agreements to settle the litigation related to PGE's recovery of, and return on, its investment in the Trojan plant. The settlement agreements, approved by the OPUC in September 2000, allowed PGE to remove from its balance sheet the remaining before-tax investment in Trojan of approximately $180 million at September 30, 2000, along with several largely offsetting regulatory liabilities. The URP filed a complaint with the OPUC challenging the settlement agreements and the OPUC's September 2000 order. In March 2002, the OPUC issued an order (2002 Order) denying all of URP's challenges, and approving the accounting and ratemaking elements of the 2000 settlement. URP appealed the 2002 Order to the Marion County Circuit Court and on November 7, 2003, the Marion County Circuit Court issued an opinion remanding the case to the OPUC for action to reduce rates or order refunds (2003 Remand). The opinion does not specify the amount or timeframe of any reductions or refunds. PGE and the OPUC have appealed the Marion County Circuit Court decision to the Oregon Court of Appeals.

The OPUC combined the 1998 Remand and the 2003 Remand into one proceeding and is considering the matter in phases. The first phase addresses what rates would have been if the OPUC had interpreted the law to prohibit a return on the Trojan investment. The subsequent phases will address reconciling the results of the first phase with actual rates, and adjusting rates to the extent necessary. A decision is pending in the first phase of the proceeding.

In a separate legal proceeding, two class action suits were filed in Marion County Circuit Court against PGE on January 17, 2003 on behalf of two classes of electric service customers. One case seeks to represent current PGE customers that were customers during the period from April 1, 1995 to October 1, 2000 (Current Class) and the other case seeks to represent PGE customers that were customers during the period from April 1, 1995 to October 1, 2000, but who are no longer customers (Former Class, together with the Current Class, the Class Action Plaintiffs). The suits seek damages of $190 million for the Current Class and $70 million for the Former Class, as a result of the inclusion of a return on investment of Trojan in the rates PGE charges its customers. On December 14, 2004, the Judge granted the Class Action Plaintiffs' motion for Class Certification and Partial Summary Judgment and denied PGE's motion for Summary Judgment. On March 3, 2005 and March 29, 2005, PGE filed two Petitions for an Alternative Writ of Mandamus with the Oregon Supreme Court, asking the Court to take jurisdiction and command the trial Judge to dismiss the complaints or to show cause why they should not be dismissed and seeking to overturn the Class Certification. On August 31, 2006, the Oregon Supreme Court issued a ruling on PGE's Petitions for Alternative Writ of Mandamus, abating these class action proceedings until the OPUC responds to the 2003 Remand (described above). The Oregon Supreme Court concluded that the OPUC has primary jurisdiction to determine what, if any, remedy it can offer to PGE customers, through rate reductions or refunds, for any amount of return on the Trojan investment PGE collected in rates for the period from April 1995 through October 2000. The Supreme Court further stated that if the OPUC determines that it can provide a remedy to PGE's customers, then the class action proceedings may become moot in whole or in part, but if the OPUC determines that it cannot provide a remedy, and that decision becomes final, the court system may have a role to play. The Supreme Court also ruled that the plaintiffs retain the right to return to the Marion County Circuit Court for disposition of whatever issues remain unresolved from the remanded OPUC proceedings. On October 5, 2006, the Marion County Circuit Court issued an Order of Abatement in response to the ruling of the Oregon Supreme Court, abating the class actions for one year.

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

Receivables and Refunds on Wholesale Market Transactions

Receivables - California Wholesale Market

As of September 30, 2006, PGE has net accounts receivable balances totaling approximately $63 million from the California ISO and the PX for wholesale electricity sales made from November 2000 through February 2001. The Company estimates that the majority of this amount was for sales by the ISO and PX to Southern California Edison Company and Pacific Gas & Electric Company (PG&E).

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

Numerous parties, including PGE, filed requests for rehearing of various aspects of the March 26, 2003 order, including the methodology for the pricing of natural gas. On October 16, 2003, the FERC issued an order reaffirming, in large part, the modified methodology adopted in its March 26, 2003 order. PGE does not agree with the FERC's methodology for determining potential refunds and, on December 20, 2003, the Company appealed the FERC's October 16, 2003 order to the U.S. Ninth Circuit Court of Appeals (Ninth Circuit); several other parties have also appealed the October 16, 2003 order. On May 12, 2004, the FERC issued an order (Rehearing Order) that denied further requests for rehearing of the October 16, 2003 order. Although there continue to be miscellaneous orders issued in the underlying FERC proceeding, the Ninth Circuit has now begun to hear the numerous appeals. It has bifurcated appeals of the existing cases into two phases. The first phase (Phase I) considered arguments regarding jurisdictional issues and the permissible scope of refund liability, both in terms of the time frame for which refunds were ordered and the types of transactions subject to refund. As to the jurisdictional issues, on September 6, 2005, the Court ruled that the FERC did not have jurisdiction to order municipal utilities and other governmental entities to make refunds for the sales they had made to the ISO and PX that are the subject of the refund proceeding (the Jurisdictional Decision). The Court agreed to defer the rehearing deadline on the Jurisdictional Decision until the remainder of Phase I is decided. The second phase will consider the issues relating to the refund methodology itself. PGE expects that the Court will establish additional phases as the continuing issues remaining before the FERC become final and are appealed.

On August 2, 2006, the Ninth Circuit issued its decision on the remainder of the issues in Phase I (Refund Scope Decision). It upheld the refund effective date of October 2, 2000, but remanded to the FERC the issue of whether it should order refunds for the summer 2000 period pursuant to its authority under Section 309 of the Federal Power Act (FPA) to remedy tariff violations. It also affirmed the FERC's orders on the scope of the refund proceeding, except with regard to the FERC's exclusion of ISO and PX contracts in excess of 24 hours and energy exchanges, and held that transactions in the ISO and PX markets with a duration in excess of 24 hours, as well as energy exchanges, should be included within the scope of the refund case. In a separate action, the Ninth Circuit ordered a 45-day extension in the time to file for rehearing of its Phase I decisions (resulting in a 90-day period for rehearings to be filed), urging the parties to use the time to assess possibilities of settlement. On October 23, 2006, the Ninth Circuit issued an extension to February 28, 2007 as the date by which rehearing petitions of the Refund Scope Decision must be filed, but denied a motion for a similar extension for rehearing petitions as to the Jurisdictional Decision. Although the August 2, 2006 Ninth Circuit decision did not mandate industry-wide refunds for the summer 2000 period, it is possible that, upon remand, the FERC could decide to order such additional refunds. Management cannot predict the outcome of any FERC proceeding or how summer refunds, if they are ordered, might be calculated.

The FERC also issued an order that provided clarification regarding certain aspects of the methodology for California generators to recover fuel costs incurred to generate power that were in excess of the gas cost component used to establish the refund liability (Fuel Cost Order). On September 24, 2004, the FERC issued an order that denied requests for rehearing of the Fuel Cost Order and also adopted a new methodology to allocate the excess amounts of fuel costs that California generators are permitted to recover. Additional clarifying orders continue to be issued periodically. Under the new allocation methodology, PGE could be required to pay additional amounts in those hours when it was a net buyer in California spot markets, thus increasing its net refund liability. PGE does not expect a material increase in the Company's potential refund exposure. Partly as a means of limiting its exposure to additional fuel costs, PGE has opted to become a participant in several settlements filed jointly by large generators and California parties, and approved by the FERC during 2004 and 2005.

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

Challenge of the California Attorney General to Market-Based Rates - On March 20, 2002, the California Attorney General filed a complaint with the FERC against various sellers in the wholesale power market, alleging that the FERC's authorization of market-based rates violated the FPA, and, even if market-based rates were valid under the FPA, that the quarterly transaction reports required to be filed by sellers, including PGE, did not contain the transaction-specific information mandated by the FPA and the FERC. The complaint argued that refunds for amounts charged between market-based rates and cost-based rates should be ordered. The FERC denied the challenge to market-based rates and refused to order refunds, but did require sellers, including PGE, to re-file their quarterly reports to include transaction-specific data. The California Attorney General appealed the FERC's decision to the Ninth Circuit Court of Appeals. On September 8, 2004, the Court issued an opinion upholding the FERC's authority to approve market-based tariffs, but also holding that the FERC had the authority to order refunds, if quarterly filing of market-based sales transactions had not been properly made. The Court required the FERC, upon remand, to reconsider whether refunds should be ordered. On October 25, 2004, certain parties filed a petition for rehearing with the Court. On July 31, 2006, the Court summarily denied rehearing.

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

Colstrip - Royalty Claim

Western Energy Company (WECO) transports coal from the Rosebud Mine in Montana under a Coal Transportation Agreement with owners of Colstrip Units 3 and 4, in which PGE has a 20% ownership interest. In 2002 and 2003, WECO received two orders from the Office of Minerals Revenue Management of the U.S. Department of the Interior which asserted underpayment of royalties and taxes by WECO related to transportation of coal from the mine to Colstrip during the period October 1991 through December 2001. WECO subsequently appealed the two orders to the Minerals Management Service (MMS) of the U.S. Department of the Interior. On March 28, 2005, the appeal by WECO was substantially denied. On April 28, 2005, WECO appealed the decision of the MMS to the Interior Board of Land Appeals of the U.S. Department of the Interior. In late September 2006, WECO received an additional order from the Office of Minerals Revenue Management to report and pay additional royalties for the period January 2002 through December 2004.

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

PGE received a Special Notice Letter for Remedial Investigation/Feasibility Study from the EPA, dated June 27, 2005, in which the Company was named as one of fourteen PRPs with respect to the Harbor Oil site. The letter starts a period for the PRPs to participate in negotiations with the EPA to reach a settlement to conduct or finance a Remedial Investigation and Feasibility Study of the Harbor Oil site. Discussions among the EPA and the PRPs, including PGE, are continuing.

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

Regional Haze Study - In accordance with new federal regional haze rules, the DEQ is conducting an assessment of emission sources pursuant to a Regional Haze Best Available Retrofit Technology (RH BART) process. Several other states are conducting a similar process. The DEQ is working with ten RH BART eligible sources in Oregon, including PGE's Boardman and Beaver generating plants. A demonstration analysis for identified sources, utilizing modeling techniques, began in September 2006 and is currently in progress. Those sources determined to cause, or contribute to, visibility impairment at protected areas will be subject to an RH BART Determination. In January 2006, the Company volunteered to participate in a DEQ pilot project that will analyze information about air emissions from Boardman to determine their effect on visibility in the region, particularly in wilderness and scenic areas. The pilot project is expected to be completed by the end of 2006.

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

Oregon has started a rulemaking process that may result in adoption of requirements stricter than those of the EPA, as well as a form of the CAMR requirements, into the state's program, which could impact the operations of Boardman. PGE is working with the Oregon DEQ and the OPUC to craft a feasible solution to the adoption of the proposed standards. PGE has estimated the capital cost for mercury controls at Boardman at up to $92 million, with annual incremental operations and maintenance costs at up to $7.8 million (estimates in 2006 dollars at 100% of total project costs). The Company has urged the DEQ to grant mercury allocation credits to PGE in order to defray the cost to customers of the Company's compliance with the proposed mercury limits.

In October 2006, the Montana Board of Environmental Review adopted final rules on mercury emissions from coal-fired generating units, including Colstrip, that set strict mercury emission limits by 2010 and established a review process to ensure that such facilities continue to utilize the latest mercury emission control technology. The rules will be submitted to the EPA for review and determination of their compliance with CAMR requirements.

Colstrip Air Permit - In December 2003, PPL Montana, LLC (PPL Montana), the operator of the Colstrip coal fired generating plant, received an Administrative Compliance Order (ACO) from the EPA pursuant to the CAA. The EPA alleges that since 1980, Colstrip Units 3 and 4, in which PGE has a 20% ownership interest, have been in violation of the clean air permit issued under the CAA. The permit requires Colstrip Units 3 and 4 to submit, for review and approval by the EPA, an analysis and proposal for reducing NOx emissions to address visibility concerns if and when the EPA establishes requirements for such emissions. The EPA asserts that regulations it established in 1980 triggered the requirement. PPL Montana is currently negotiating a consent decree with the EPA to resolve this matter, which would include penalties (if any) that may be assessed.

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

Stock-Based Compensation

On July 13, 2006, PGE granted Restricted Stock Units and/or Performance Stock Units (Stock Units) to non-employee members of the Company's Board of Directors, officers, and certain key employees. Each Stock Unit represents the right to receive one share of the Company's common stock at a future date, subject to applicable vesting requirements. The grants were made pursuant to the terms of the Portland General Electric Company 2006 Stock Incentive Plan, the purpose of which is to provide common stock-based incentives which will attract, retain, and motivate directors, officers, and key employees of the Company.

Effective July 1, 2006, PGE adopted SFAS No. 123R, Share-Based Payment, which requires that the compensation cost related to share-based payment transactions be recognized in financial statements based on the fair value of the expected vested portion of the award as of the grant date over the vesting period of the award. The Company adopted SFAS No. 123R using the Modified Prospective Application method of adoption, which applies to new awards and to awards modified, repurchased, or cancelled as of the beginning of the period in which SFAS No. 123R is adopted. For the quarter ended September 30, 2006, PGE recorded $0.4 million of stock-based compensation expense. Based upon the attainment of performance goals that would allow the vesting of 100% of awarded Performance Stock Units, and utilizing an estimated forfeiture rate of 3%, unrecognized compensation expense related to unvested stock units was $4.2 million at September 30, 2006, of which $0.4 million, $1.6 million, $1.5 million, and $0.7 million is expected to be expensed during the remainder of 2006, 2007, 2008, and 2009, respectively.

PGE expects to grant Restricted Stock Units to non-employee directors, as part of their annual compensation arrangement, on or about July 1 each year. It is also anticipated that Stock Unit grants will be made to PGE officers and key employees in future years, resulting in "overlapping" vesting periods and an increase in recorded compensation expense and additional paid-in capital.

For additional information, see Note 8, Stock-Based Compensation, in the Notes to Financial Statements.

New Accounting Standards

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, was issued in July 2006 and is effective for annual reporting periods beginning after December 15, 2006. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. It requires that a tax position meet a "more-likely-than-not threshold" for the benefit of an uncertain tax position to be recognized in the financial statements. FIN 48 requires recognition in the financial statements of the best estimate of the effects of a tax position only if that position is more likely than not of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. Based upon a preliminary assessment of the application of FIN 48 with respect to PGE's income taxes, the adoption of FIN 48 is not expected to have a material effect on the financial statements of the Company.

SFAS No. 157 (SFAS 157), Fair Value Measurements, was issued in September 2006 and is effective for annual reporting periods beginning after November 15, 2007. SFAS 157 provides enhanced guidance for the use of fair value to measure assets and liabilities. It also requires expanded disclosure regarding the extent to which fair value is used for such measurements, information used to measure fair value, and the effect of fair value measurements on earnings. Provisions of SFAS 157 apply whenever other accounting standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. PGE is evaluating the application of SFAS 157 with respect to its assets and liabilities.

SFAS No. 158 (SFAS 158), Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, was issued in September 2006. SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the effect that adoption of SFAS 158 will have on its financial statements.

SEC Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, was issued in September 2006. In addressing the current diversity of practice, SAB 108 provides interpretive guidance on how misstatements should be quantified and requires use of a "dual approach" method when evaluating the materiality of financial statement errors. Such approach requires consideration of the impact of misstatements on both the income statement ("rollover" method) and balance sheet ("iron curtain" method). If such consideration, along with the evaluation of all relevant quantitative and qualitative factors, results in quantifying a misstatement as material, adjustment of financial statements is required. The application of SAB 108, which is required for fiscal years ending after November 15, 2006, is not expected to have a material effect on the financial statements of the Company.

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

  the completion of the Port Westward Power Plant on schedule;

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

PGE actively manages its risk to ensure compliance with its risk management policies. The Company monitors open commodity positions in its energy portfolio using a value at risk methodology, which measures the potential impact of market movements over a one-day holding period using a variance/covariance approach at a 95% confidence interval. The portfolio is modeled using net open power and natural gas positions, with power averaged over peak and off-peak periods by month, and includes all financial and physical positions for the next 24 months, including estimates of retail load and plant generation in the non-trading portfolio. The risk factors include commodity prices for power and natural gas at various locations and do not include volumetric variability. Based on this methodology, the average, high, and low value at risk on the Company's non-trading portfolio in the first nine months of 2006 were $6.1 million, $9.9 million, and $3.8 million, respectively, and in 2005 were $3.5 million, $5.1 million, and $1.8 million, respectively.

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

At September 30, 2006, a 10% change in the value of the Canadian dollar would result in an immaterial change in pre-tax income for transactions that will settle over the next 12 months.

Interest Rate Risk

To meet short-term cash requirements, PGE has established a program under which it may from time to time issue commercial paper for terms of up to 270 days; such issuances are supported by the Company's $400 million five-year unsecured revolving credit facility. Although the commercial paper program subjects the Company to fluctuations in interest rates, reflecting current market conditions, individual instruments carry a fixed rate during their respective terms. At September 30, 2006, PGE had no short-term debt outstanding through the issuance of commercial paper.

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

The large number and diversified base of residential, commercial, and industrial customers, combined with the Company's ability to discontinue service, contribute to reduced credit risk with respect to trade accounts receivable from retail electricity sales. Estimated provisions for uncollectible accounts receivable related to retail electricity sales are provided for such risk. At September 30, 2006, the likelihood of significant losses associated with credit risk in trade accounts receivable is remote.

The following table presents PGE's credit exposure for commodity non-trading activities and their subsequent maturity as of September 30, 2006. The table reflects credit risk included in accounts receivable and price risk management assets, offset by related accounts payable and price risk management liabilities (dollars in millions):

				Maturity of Credit Risk Exposure
Rating	Credit Risk Before Collateral	Percentage of Total Exposure	Credit Collateral	2006	2007	2008	2009	2010	After 2010
Investment Grade	$ 55	90%	$ 38	$ 15	$ 10	$ 15	$ 4	$ 2	$ 9
Non-Investment Grade	-	-	-	-	-	-	-	-	-
Internally Rated - Investment Grade	5	6%	-	5	-	-	-	-	-
Internally Rated - Non-Investment Grade	2	4%	-	2	-	-	-	-	-
Total	$ 62	100%	$ 38	$ 22	$ 10	$ 15	$ 4	$ 2	$ 9

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

On August 31, 2006, the Oregon Supreme Court issued a ruling on PGE's Petitions for Alternative Writ of Mandamus abating these class action proceedings until the OPUC responds to the November 7, 2003 remand issued by the Marion County Circuit Court in Citizens' Utility Board of Oregon v. Public Utility Commission of Oregon and Utility Reform Project and Colleen O'Neill v. Public Utility Commission of Oregon, Marion County Oregon Circuit Court No. 94C-10417.

On October 5, 2006, the Marion County Circuit Court issued an Order of Abatement in response to the ruling of the Oregon Supreme Court, abating the class actions for one year.

City of Portland v. Oregon Public Utility Commission, Portland General Electric Company, Stephen Forbes Cooper, LLC, Citizens' Utility Board of Oregon, Industrial Customers of Northwest Utilities, Community Action Directors of Oregon, and Oregon Energy Coordinators Association, Court of Appeals of the State of Oregon, Case No. A131268GE and Marion County Oregon Circuit Court, Case No. 06C11248.

On October 20, 2006, the City filed a Notice and Order of Voluntary Dismissal with the Marion County Circuit Court. The matter is proceeding in the Marion County Circuit Court.

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

On September 14, 2006, the OPUC issued a final order that adopted permanent rules to implement SB 408. As a result of its assessment of the order, PGE has revised its estimate of potential refunds to customers to be approximately $42 million for fiscal year 2006. Based on this estimate, the Company has recorded a $31 million (pre-tax) reserve for the first nine months of 2006, including $22 million during the third quarter.

PGE will continue to evaluate its options for changing or modifying the legislation and rules, and challenging any adjustment that follows for the 2006 tax year. As the ultimate outcome of these matters is uncertain, the above estimates are subject to change. For further information, see "New Oregon Law - Utility Rate Treatment of Income Taxes" in "Financial and Operating Outlook" of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 5. Other Information

Proposals and Business by Shareholders

The Company plans to hold its 2007 annual meeting of shareholders on May 2, 2007. We are hereby notifying our shareholders that December 1, 2006 will be the deadline for submitting shareholder proposals for inclusion in our proxy statement and form of proxy for the 2007 annual meeting, which we believe is a reasonable time before we will begin the printing and mailing of our proxy materials for the 2007 annual meeting. Shareholder proposals received by the Company after December 1, 2006 will be considered untimely and will not be considered for inclusion in the proxy statement and form of proxy for the 2007 annual meeting. In addition, shareholder proposals must be in compliance with applicable laws and regulations and our Bylaws in order to be considered for inclusion in the proxy materials for the 2007 annual meeting.

A shareholder of the Company may wish to have a proposal presented at the 2007 annual meeting, but not to have such proposal included in the Company's proxy statement and form of proxy relating to the annual meeting. Notice of any such proposal must be received by the Company no earlier than January 2, 2007 and no later than February 2, 2007, which we believe is a reasonable time before we will begin the printing and mailing of our proxy materials for the annual meeting. If notice is not received by that date, the proposal shall be deemed "untimely" for purposes of Rule 14a-4(c) promulgated under the Exchange Act and, therefore, the individuals named in the proxies solicited on behalf of the Board of Directors of the Company for use at the annual meeting will have the right to exercise discretionary voting authority as to such proposal.

Shareholder proposals should be addressed to Portland General Electric Company, Attention: Corporate Secretary at 121 SW Salmon Street, 1WTC1701, Portland, Oregon 97204. It is recommended that shareholders submitting proposals use certified mail, return receipt requested in order to provide proof of timely receipt. The Company reserves the right to reject, rule out of order, or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements, including conditions established by the SEC.

Appointment of Director

On October 26, 2006, PGE's Board of Directors appointed Neil J. Nelson as a director of the Company to serve until the next annual meeting of shareholders. Mr. Nelson is President and Chief Executive Officer of Siltronic Corp. He will serve on the Compensation and Human Resources Committee of the Board. There are no arrangements or understandings between Mr. Nelson and any other persons pursuant to which Mr. Nelson was selected as a director.

Item 6. Exhibits

(3) Articles of Incorporation and Bylaws

3.1 * Amended and Restated Articles of Incorporation of Portland General Electric Company [Form 8-K filed April 3, 2006, Exhibit (3.1)].

3.2 * Portland General Electric Company Third Amended and Restated Bylaws, as amended on May 12, 2006 [Form 8-K filed May 17, 2006, Exhibit (3.1)].

(4) Instruments defining the rights of security holders, including indentures

Certain instruments defining the rights of holders of other long-term debt of PGE are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K because the total amount authorized under each such omitted instrument does not exceed 10 % of the total assets of PGE and its subsidiaries on a consolidated basis. PGE hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10) Material Contracts

10.1 * Form of Directors' Restricted Stock Unit Agreement [Form 8-K filed July 14, 2006, Exhibit (10.1)].

10.2 * Form of Officers' Performance Stock Unit Agreement [Form 8-K filed July 14, 2006, Exhibit (10.2)].

10.3 * Form of Officers' Restricted Stock Unit Agreement [Form 8-K filed July 14, 2006, Exhibit (10.3)].

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

PORTLAND GENERAL ELECTRIC COMPANY

(Registrant)

Date	October 31, 2006	By:	/s/ James J. Piro
James J. Piro Executive Vice President, Finance Chief Financial Officer and Treasurer

Date	October 31, 2006	By:	/s/ Kirk M. Stevens
Kirk M. Stevens Controller and Assistant Treasurer