Form 10-Q
period 2008-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2008-08-07
CIK 784977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 1-5532-99

PORTLAND GENERAL ELECTRIC COMPANY

(Exact name of registrant as specified in its charter)

Oregon	93-0256820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 SW Salmon Street

Portland, Oregon 97204

(503) 464-8000

(Address of principal executive offices, including zip code,

and Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of July 31, 2008 is 62,555,030 shares.

PORTLAND GENERAL ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$425	$402	$896	$838

Operating expenses:
Purchased power and fuel	185	175	435	378
Production and distribution	46	41	85	73
Administrative and other	47	45	94	90
Depreciation and amortization	50	43	100	88
Taxes other than income taxes	21	19	43	40

Total operating expenses	349	323	757	669

Income from operations	76	79	139	169

Other income (expense):
Allowance for equity funds used during construction	2	4	4	9
Miscellaneous income (expense), net	1	4	(2)	8

Other income	3	8	2	17
Interest expense	23	18	46	35

Income before income taxes	56	69	95	151
Income taxes	17	23	28	50

Net income	$39	$46	$67	$101

Weighted-average shares outstanding (in thousands):
Basic	62,532	62,507	62,531	62,506

Diluted	62,588	62,536	62,580	62,531

Earnings per share - basic and diluted	$0.63	$0.73	$1.07	$1.61

Dividends declared per share	$0.245	$0.235	$0.480	$0.460

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$202	$73
Accounts and notes receivable, net	151	178
Unbilled revenues	66	92
Assets from price risk management activities	514	64
Inventories, at average cost	72	64
Other current assets	63	67

Total current assets	1,068	538
Electric utility plant, net	3,188	3,066
Non-qualified benefit plan trust	62	69
Nuclear decommissioning trust	45	46
Regulatory assets	249	304
Other noncurrent assets	82	85

Total assets	$4,694	$4,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$170	$227
Deferred income taxes	147	-
Current portion of long-term debt	142	-
Liabilities from price risk management activities	139	101
Customer and counterparty deposits	131	8
Accrued taxes	29	23
Other current liabilities	36	32

Total current liabilities	794	391
Long-term debt, net of current portion	1,164	1,313
Regulatory liabilities	1,012	574
Deferred income taxes	138	279
Non-qualified benefit plan liabilities	89	86
Accumulated asset retirement obligations	84	91
Other noncurrent liabilities	58	58

Total liabilities	3,339	2,792
Commitments and contingencies (see notes)
Shareholders’ equity:
Common stock, no par value, 80,000,000 shares authorized; 62,548,742 and 62,529,787 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	648	646
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	711	674

Total shareholders’ equity	1,355	1,316

Total liabilities and shareholders’ equity	$4,694	$4,108

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$67	$101
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	100	88
Net assets from price risk management activities	(412)	(34)
Regulatory deferral-price risk management activities	412	34
Deferred income taxes	19	18
Senate Bill 408 deferrals	1	(3)
Allowance for equity funds used during construction	(4)	(9)
Power cost deferrals	8	(21)
Other non-cash income and expenses, net	12	(10)
Changes in working capital:
Net margin deposit activity	147	34
Decrease in receivables	53	37
Decrease in payables	(35)	(25)
Other working capital items, net	(9)	(3)
Other, net	9	(6)

Net cash provided by operating activities	368	201

Cash flows from investing activities:
Capital expenditures	(206)	(159)
Sales of nuclear decommissiong trust securities	13	9
Purchases of nuclear decommissioning trust securities	(12)	(10)
Insurance proceeds received	3	-
Other, net	(2)	(5)

Net cash used in investing activities	(204)	(165)

Cash flows from financing activities:
Payments on long-term debt	(56)	(71)
Proceeds from issuance of long-term debt	50	176
Payments on short-term debt, net	-	(81)
Debt issuance costs	-	(2)
Dividends paid	(29)	(28)

Net cash used in financing activities	(35)	(6)

Increase in cash and cash equivalents	129	30
Cash and cash equivalents, beginning of period	73	12

Cash and cash equivalents, end of period	$202	$42

Supplemental cash flow information is as follows:
Cash paid during the period for:
Interest, net of amounts capitalized	$39	$21
Income taxes	3	29
Non-cash investing and financing activities:
Accrued capital additions	12	84
Accrued dividends payable	15	15

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon. The Company also sells electricity and natural gas in the wholesale market to utilities, brokers, and power and fuel marketers located throughout the western United States. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. PGE’s corporate headquarters is located in Portland, Oregon and its service area is located entirely within Oregon. The Company served approximately 813,000 retail customers as of June 30, 2008.

As of June 30, 2008, PGE had 2,709 employees, with 863 employees covered under agreements with Local Union No. 125 of the International Brotherhood of Electrical Workers. Such agreements cover 830 and 33 employees for the five-year periods ending February 28, 2009 and August 1, 2011, respectively.

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

The financial information included herein for the three and six month periods ended June 30, 2008 and 2007 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows of the Company for these interim periods. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs may not be reflective of amounts to be recognized for a full year. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and natural gas costs, interim financial results do not necessarily represent those to be expected for the year. The financial information as of December 31, 2007 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 27, 2008, and should be read in conjunction with such consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2007 financial information to conform to the 2008 presentation. These reclassifications include (1) the presentation of income tax expense as one caption in the condensed consolidated statements of income for the three and six month periods ended June 30, 2007, which was previously reported as a separate line within operating expenses and other income (deductions), and (2) the inclusion of long-term debt of $1,313 million in total liabilities in the condensed consolidated balance sheet as of December 31, 2007, which was previously reported as a separate line within total capitalization. For the three months ended June 30, 2007, income taxes of $23 million was previously reported in operating expenses. For the six months ended June 30, 2007, income taxes of $49 million and $1 million were previously reported as operating expenses and other income (deductions), respectively.

Additionally, the allowance for equity funds used during construction of $9 million and Senate Bill 408 deferrals of $3 million were previously classified in other non-cash income and expenses (net) in the condensed consolidated statement of cash flows for the six months ended June 30, 2007.

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

On January 1, 2008, PGE adopted Statement of Financial Accounting Standards No. (SFAS) 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. In February 2008, Financial Accounting Standards Board (FASB) Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2) was issued. FSP 157-2 delays the adoption of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, or January 1, 2009 for PGE. SFAS 157 does not modify any currently existing accounting pronouncements. PGE applies fair value measurements to certain assets and liabilities, including assets and liabilities from price risk management activities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or consolidated results of operations. PGE is in the process of determining whether the adoption of FSP 157-2 will have a material impact on its consolidated financial position or consolidated results of operations. For additional information, see Note 3.

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

In June 2008, FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1), was issued and addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of this FASB Staff Position. Early application is not permitted. The adoption of FSP EITF 03-6-1 will not have a material impact on PGE’s consolidated financial position or consolidated results of operations.

NOTE 2: BALANCE SHEET COMPONENTS

Accounts and Notes Receivable, Net

Accounts and notes receivable is net of an allowance for uncollectible accounts of $4 million and $5 million as of June 30, 2008 and December 31, 2007, respectively.

The following is the change in the allowance for uncollectible accounts (in millions):

	Six Months Ended June 30,
	2008	2007
Balance at beginning of period	$5	$45
Provision	3	(37)
Amounts written off, less recoveries	(4)	(3)

Balance at end of period	$4	$5

Inventories

Inventories consist of fuel and materials and supplies for use in operations or for the maintenance of the Company’s generating plants and transmission and distribution facilities, all of which are classified as finished goods.

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	June 30, 2008	December 31, 2007
Electric utility plant	$4,960	$4,898
Construction work in progress	233	126

Total cost	5,193	5,024
Less: accumulated depreciation and amortization	(2,005)	(1,958)

Electric utility plant, net	$3,188	$3,066

Accumulated depreciation and amortization in the table above includes amortization of intangible assets of $103 million and $96 million as of June 30, 2008 and December 31, 2007, respectively. Amortization expense related to intangible assets was $4 million and $3 million for the three months ended June 30, 2008 and 2007, respectively, and $7 million for the six months ended June 30, 2008 and 2007.

In July 2008, PGE entered into contracts totaling $68 million related to the construction of Biglow Canyon Phases II and III.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	June 30, 2008	December 31, 2007
Regulatory assets:
Income taxes recoverable	$85	$87
Pension and other postretirement plans	56	57
Boardman power cost deferral	33	31
Debt reacquisition costs	29	28
Oregon Senate Bill 408	16	16
Trojan decommissioning costs	13	16
Price risk management	-	37
Other	17	32

Total regulatory assets	$249	$304

Regulatory liabilities:
Accumulated asset retirement removal costs	$474	$451
Price risk management	375	-
Oregon Senate Bill 408	44	42
Asset retirement obligations	27	28
Residential Exchange Program	24	-
Power Cost Adjustment Mechanism	24	16
Trojan ISFSI pollution control tax credits	15	13
Other	29	24

Total regulatory liabilities	$1,012	$574

Credit Facility and Long-term Debt

PGE has a $400 million unsecured revolving credit facility (Credit Facility) with a group of commercial and investment banks. The Credit Facility is available for general corporate purposes, with the maximum amount available to PGE for borrowings and/or the issuance of standby letters of credit. The Credit Facility allows PGE to borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the Credit Facility. The Credit Facility provides that all outstanding loans mature on the termination date of the Credit Facility, provided that annually such date may be extended for an additional year for those lenders who agree to an extension. On June 13, 2008, PGE received approval from seven of the eight banks in the Credit Facility to extend the termination date for an additional year. As a result, a total of $390 million was extended for an additional year to July 2013. The remaining $10 million will continue to have a termination date of July 2012.

The Credit Facility requires annual fees based on PGE’s unsecured credit rating, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the Credit Facility agreement, to 65% of total capitalization. As of June 30, 2008, PGE was in compliance with this covenant.

The Company has a $400 million commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the Credit Facility. As of June 30, 2008, PGE had no commercial paper outstanding and had utilized $37 million in letters of credit, with $363 million of remaining borrowing capacity available.

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

PGE’s 5.6675% series First Mortgage Bonds, due 2012, with $100 million outstanding as of June 30, 2008, are insured under an agreement with a bond insurer. The insurance agreement contained a requirement that PGE maintain a common equity percentage of not less than 45%. During the second quarter of 2008, that requirement was eliminated through an amendment to the insurance agreement.

During 2008, PGE repurchased and retired $50 million of its 5.279% series First Mortgage Bonds due 2013 and issued $50 million of 4.45% series First Mortgage Bonds due April 1, 2013. Additionally, the Company repurchased $5.8 million of its Port of Morrow variable rate pollution control revenue bonds due 2031.

The current interest rate and interest period expire April 30, 2009 on $142 million of Pollution Control Revenue Bonds (Bonds), consisting of $23 million issued through the Port of Morrow, Oregon, and $119 million issued through the City of Forsyth, Montana. The owners of the Bonds are required to tender their Bonds on May 1, 2009. On May 1, 2009, PGE has the option to (a) have the Bonds remarketed or (b) redeem all or a portion of the Bonds at a redemption price equal to 100% of the principal amount of the Bonds to be redeemed plus accrued interest, if any, to the redemption date. For the Bonds that are to be remarketed, PGE can choose a new interest rate period that would be daily, weekly, or a fixed term. The new interest rate would be based on market conditions at the time of the remarketing. The Bonds are currently secured by a pledge of PGE First Mortgage Bonds. The Bonds could be remarketed as unsecured obligations of PGE or may be backed by PGE First Mortgage Bonds depending on market conditions. The Bonds are classified as Current portion of long-term debt in the condensed consolidated balance sheet as of June 30, 2008.

Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit cost for the three months ended June 30 (in millions):

	Defined Benefit Pension Plan		Non-Qualified Benefit Plans		Other Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$3	$3	$-	$-	$1	$1
Interest cost	8	7	1	1	1	1
Expected return on plan assets	(11)	(11)	-	-	(1)	-
Amortization of prior service cost	-	-	-	-	1	-
Amortization of net actuarial loss	-	1	-	-	-	-

Net periodic benefit cost	$-	$-	$1	$1	$2	$2

The following table provides the components of net periodic benefit cost (income) for the six months ended June 30 (in millions):

	Defined Benefit Pension Plan		Non-Qualified Benefit Plans		Other Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$6	$6	$-	$-	$1	$1
Interest cost	15	14	1	1	2	2
Expected return on plan assets	(22)	(21)	-	-	(1)	-
Amortization of prior service cost	-	-	-	-	1	-
Amortization of net actuarial loss	-	2	-	-	-	-

Net periodic benefit cost (income)	$(1)	$1	$1	$1	$3	$3

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

Level 1-Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2-Pricing inputs are other than quoted market prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter (OTC) forwards and swaps.

Level 3-Pricing inputs include significant inputs that are generally less observable than objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

The Company’s financial assets and liabilities whose fair values were accounted for on a recurring basis are as follows by level within the fair value hierarchy (in millions):

	As of June 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust *	$45	$-	$-	$45
Non-qualified benefit plan trust	38	1	-	39
Assets from price risk management activities *	-	333	181	514

	$83	$334	$181	$598

Liabilities - Liabilities from price risk management activities *	$-	$128	$11	$139

*	Activities are subject to regulation and, accordingly, gains and losses are deferred pursuant to SFAS 71 and included in regulatory assets or regulatory liabilities as appropriate.

Nuclear decommissioning trust assets reflect the assets held in trust to cover general decommissioning costs and operation of the Independent Spent Fuel Storage Installation (ISFSI) and consist primarily of fixed income securities. Non-qualified benefit plan trust reflects the assets held in trust to cover the obligations of PGE’s non-qualified benefit plans and consist primarily of marketable securities. These assets also include investments recorded at cash surrender value which are excluded from the table above as they are not subject to SFAS 157. Assets and liabilities from price risk management activities represent derivative transactions entered into by PGE to manage its exposure to commodity price risk and minimize net power costs for service to the Company’s retail customers and may consist of forward, swap, and option contracts for electricity and natural gas, and futures contracts for natural gas.

Changes in the fair value of assets and liabilities from price risk management activities classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Beginning balance	$39	$1
Net realized and unrealized gains	115	129
Purchases, issuances and settlements, net	17	41
Net transfers out of Level 3	(1)	(1)

Ending balance	$170	$170

Net realized and unrealized gains included in Purchased power and fuel expense in the condensed consolidated statements of income, which includes $131 million and $169 million in net unrealized gains for the three and six month periods ended June 30, 2008, respectively, have been fully offset by the effects of regulatory accounting pursuant to SFAS 71, Accounting for the Effects of Certain Types of Regulation.

NOTE 4: EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Numerator (in millions):
Net income available for common shareholders	$39	$46	$67	$101

Denominator (in thousands):
Weighted-average common shares outstanding - basic	62,532	62,507	62,531	62,506
Dilutive effect of restricted stock units and employee stock purchase plan shares	56	29	49	25

Weighted-average common shares outstanding - diluted	62,588	62,536	62,580	62,531

Earnings per share - basic and diluted	$0.63	$0.73	$1.07	$1.61

Unvested performance stock units and related dividend equivalent rights are not included in the computation of dilutive securities because vesting of these instruments is dependent upon the attainment of specific goals during three-year performance periods.

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

Changes in the fair value of retail derivative instruments prior to settlement that do not qualify for either the normal purchases and normal sales exception or for hedge accounting are recorded on a net basis in Purchased power and fuel expense. For derivative instruments that are physically settled, sales are recorded in Revenues, with purchases, natural gas swaps and futures recorded in Purchased power and fuel expense. PGE records the non-physical settlement of electricity derivative activities on a net basis in Purchased power and fuel expense, in accordance with EITF 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not “Held for Trading Purposes” as Defined in Issue No. 02-3, as none of PGE’s derivative activities are executed for trading purposes.

Net unrealized gains from derivative activities recorded in net income, fully offset by the recognition of SFAS 71 regulatory liabilities, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Unrealized gains (losses)	$271	$(7)	$412	$34
SFAS 71 regulatory asset (liability)	(271)	7	(412)	(34)

Net unrealized gains (losses)	$-	$-	$-	$-

In 2007, PGE elected to discontinue hedge accounting for the Company’s remaining outstanding derivatives designated as cash flow hedges, in accordance with SFAS 133, which did not have a material impact on the Company’s consolidated financial position or consolidated results of operations. Net unrealized gains of $4 million, substantially all of which the Company estimates will be reclassified into earnings within the next twelve months, are fully offset by SFAS 71 regulatory accounting, with the balance to settle over the next 39 months. These net unrealized gains, fully offset by SFAS 71 regulatory accounting, are included in Accumulated other comprehensive loss in the condensed consolidated balance sheet as of June 30, 2008.

The following table reflects derivative activities from cash flow hedges recorded in comprehensive income, before taxes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Other unrealized holding net losses arising during the period	$-	$(5)	$-	$-
Reclassification to net income for contract settlements	-	-	-	(7)
Reclassification of unrealized losses to SFAS 71 regulatory asset	-	5	-	7

Net unrealized gains (losses)	$-	$-	$-	$-

NOTE 6: COMPREHENSIVE INCOME

Comprehensive income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$39	$46	$67	$101
Unrealized gains (losses) on cash flow hedges:
Other unrealized holding losses arising during the period, net of taxes of $2 in 2007	-	(3)	-	-
Reclassification to net income for contracts settlements, net of taxes of $3 in 2007	-	-	-	(4)
Reclassification of unrealized losses to SFAS 71 regulatory asset, net of taxes of ($2) for the three months ended June 30, 2007 and ($3) for the six months ended June 30, 2007	-	3	-	4

Total unrealized gains on cash flow hedges	-	-	-	-

Pension and other postretirement plans’ funded position, net of taxes of ($1) in 2007	1	1	1	-
Reclassification of defined benefit pension plan and other benefits to SFAS 71 regulatory asset, net of taxes of $1 in 2007	(1)	(1)	(1)	-

Comprehensive income	$39	$46	$67	$101

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

Challenge to Settlement of Court Proceeding. URP filed a complaint with the OPUC challenging the settlement agreements and the OPUC’s September 2000 order. In March 2002, the OPUC issued an order (2002 Order) denying all of URP’s challenges, and approving the accounting and ratemaking elements of the 2000 settlement. URP appealed the 2002 Order to the Marion County Circuit Court. On November 7, 2003, the Marion County Circuit Court issued an opinion remanding the case to the OPUC for action to reduce prices or order refunds (2003 Remand). The opinion does not specify the amount or timeframe of any reductions or refunds. PGE and the OPUC appealed the 2003 Remand to the Oregon Court of Appeals. On October 10, 2007, the Oregon Court of Appeals issued an opinion that remanded the 2002 Order to the OPUC for reconsideration because the 2002 Order was based, in part, on an incorrect understanding of Section 757.225 of the Oregon Revised Statutes. The Oregon Court of Appeals also vacated the 2003 Remand finding error in the Marion County Circuit Court’s specific instructions to the OPUC to revise the rate structure.

Remand of 2002 Order. As a result of the Oregon Court of Appeals remand of the 2002 Order, the OPUC is considering the following issues:

•	What prices would have been if, in 1995, the OPUC had interpreted the law to prohibit a return on the Trojan investment; and
•	Whether the OPUC has authority to engage in retroactive ratemaking.

On January 14, 2008, the plaintiffs in the class action proceedings described below filed a motion asking the OPUC to issue an order on the OPUC’s remedial authority prior to addressing the other issues and the URP permission to address all issues it previously raised on appeal to the Marion County Circuit Court and on cross-appeal to the Oregon Court of Appeals in URP, et al. v. PUC, with an opportunity to present new evidence with full evidentiary hearings. On February 13, 2008, the OPUC issued an order denying this motion. In the order, the OPUC expressed its desire to avoid future piecemeal litigation by resolving all of these issues in one comprehensive order, including the issue of the OPUC’s remedial authority. The

OPUC further stated that it has come to the preliminary conclusion that the OPUC has refund authority under limited circumstances. The OPUC emphasized that this is a preliminary determination and stated that it has not yet determined whether it is necessary to exercise that authority in this case and that it cannot make such a determination until it has decided all phases of the proceedings. On February 22, 2008, the administrative law judge issued a Ruling and Notice of Conference, which established the scope for further proceedings prior to issuance of the OPUC order.

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

On October 5, 2006, the Marion County Circuit Court issued an Order of Abatement in response to the ruling of the Oregon Supreme Court, abating the class actions, but inviting motions to lift the abatement after one year. On October 17, 2007, the plaintiffs filed a motion to lift the abatement. A hearing on this motion was held on April 10, 2008. At the hearing, the Circuit Court declined to lift the abatement. The Circuit Court has encouraged the parties to attempt to agree on steps that might be taken in preparation for a trial in the event the Circuit Court lifts the abatement following the OPUC order expected on September 12, 2008. At a June 3, 2008 status conference, the Circuit Court scheduled a status conference for October 2008 and set a tentative trial date for April 2009.

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

Management cannot predict the ultimate outcome of the above matters, but believes that if WECO were successful in passing these costs to the owners of Colstrip, the potential loss for PGE’s share of the royalties, taxes and interest alleged by the USDI and Montana Department of Revenue through June 30, 2008, would range from $1 million to $8 million. Based on information currently known to the Company’s management, PGE does not expect that these issues will have a material adverse effect on its financial condition, but may have a material adverse impact on the results of operations and cash flows in a future reporting period. As of June 30, 2008, PGE has accrued $1 million related to this matter. If WECO were able to pass such costs on to the owners, the Company would evaluate the likelihood of recovery through the ratemaking process. However, there can be no assurance that any recovery, if pursued, would be granted.

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

On August 24, 2007, the Ninth Circuit issued its decision, concluding that the FERC failed to adequately explain how it considered or examined new evidence showing intentional market manipulation in California and its potential ties to the Pacific Northwest and that the FERC should not have excluded from the Pacific Northwest Refund proceeding purchases of energy made by the California Energy Resources Scheduling (CERS) division in the Pacific Northwest spot market. The Ninth Circuit remanded the case to the FERC to (i) address the new market manipulation evidence in detail and account for it in any future orders regarding the award or denial of refunds in the proceedings, (ii) include sales to CERS in its analysis, and (iii) further consider its refund decision in light of related, intervening opinions of the court. The Ninth Circuit offered no opinion on the FERC’s findings based on the record established by the administrative law judge and declined to rule on the merits of the FERC’s ultimate decision to deny refunds. Two requests for rehearing have been filed with the court, with a decision now pending.

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

On August 14, 2007, the OPUC issued an order granting the Application for Deferred Accounting for the period from October 5, 2005 through December 31, 2005 (Deferral Period). The OPUC’s order also dismissed the Complaint, without prejudice, on grounds that it was superfluous to the Complainants’ request for deferred accounting. The order required that PGE calculate the amounts applicable to the Deferral Period, along with calculations of PGE’s earnings and the effect of the deferral on the Company’s return on equity. The order also provided that the OPUC would review PGE’s earnings at the time it considers amortization of the deferral. PGE understands that the OPUC will consider the potential impact of the deferral on PGE’s earnings over a relevant 12-month period, which will include the Deferral Period. On October 15, 2007, PGE filed a petition for judicial review with the Oregon Court of Appeals, seeking review of the OPUC’s August 14, 2007 order. The Court of Appeals has granted PGE’s request to stay the proceedings until August 12, 2008.

On December 1, 2007, PGE filed its report as required by the OPUC. In the report, PGE determined that (i) the amount of any deferral would be between zero and $26.6 million; (ii) a relevant 12-month period would be the 12-month period ended September 30, 2006; and (iii) PGE’s earnings over such period would preclude any refund. The OPUC has indicated that it will determine whether any necessary rate adjustment should be made to amortize the deferral granted in its August 14, 2007 Order.

Management cannot predict the ultimate outcome of this matter. However, based on information currently known to management, it believes this matter will not have a material adverse effect on PGE’s financial condition, results of operations or cash flows.

FERC Investigation

On June 2, 2006, the Division of Audits in the Office of Enforcement of the FERC commenced an audit of PGE’s compliance with: (1) the practices and procedures contained within the Company’s FERC-approved Open Access Transmission Tariff (OATT); (2) the conditions by which the FERC granted market-based rate authority to PGE; (3) FERC’s Standards of Conduct requirements; (4) FERC requirements concerning the preservation of records of public utilities; and (5) other FERC rules and regulations including, but not limited to, interlocking directorate requirements and shortages of electricity energy and capacity. On July 16, 2008, the Division of Audits issued its final Audit Report, containing recommendations (agreed to by PGE) for the Company to develop written policies, procedures, enhanced controls, internal audit processes, and training designed to correct deficiencies regarding PGE’s compliance with FERC requirements relating to (1) posting of transmission information on its “OASIS” Internet platform, (2) information contained in filed Electronic Quarterly Reports of merchant power sales activities, and (3) the filing of grandfathered contract amendments.

The Division of Audits has referred certain issues relating to PGE’s compliance with its OATT to the FERC’s Division of Investigations. In May 2008, PGE received a notice of a preliminary non-public investigation from the Division of Investigations concerning PGE’s compliance with its OATT.

The Company has cooperated with the FERC staff throughout the audit process and will continue to cooperate with FERC staff in the investigation. The investigation is in its early stages, and the process will provide the Company with an opportunity to discuss with the FERC the issues and facts relating to the investigation and to provide the Company’s views and explanations of these issues and facts.

Management cannot predict the final outcome of the investigation, or what actions, if any, the FERC will take. Management believes that the outcome will not have a material adverse impact on the financial condition of the Company, but may have a material adverse impact on PGE’s results of operations and cash flows in future reporting periods.

Environmental Matters

Portland Harbor

A 1997 investigation by the U.S. Environmental Protection Agency (EPA) of a 5.5 mile segment of the Willamette River, known as the Portland Harbor Superfund Site, revealed significant contamination of sediments within the harbor. The EPA subsequently included the Portland Harbor on the federal National Priority List pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act.

In December 2000, PGE received from the EPA a “Notice of Potential Liability” regarding the Portland Harbor Superfund Site. The notice listed sixty-eight companies in addition to PGE that the EPA believes may be Potentially Responsible Parties (PRPs) with respect to the Portland Harbor Superfund Site.

The Portland Harbor Superfund Site is currently undergoing a remedial investigation and feasibility study (RI/FS) pursuant to an Administrative Order on Consent (AOC) between the EPA and several PRPs, not including PGE. In the AOC, the EPA determined the site for purposes of the RI/FS to be a segment of the river approximately 10 miles in length.

On January 22, 2008, PGE received a Section 104e Information Request from the EPA requiring the Company to provide information concerning its properties in or near the Portland Harbor Superfund Site being examined in the RI/FS, as well as several miles beyond that segment. PGE’s response is due in September 2008.

The boundaries of the site for remediation purposes will be determined at the conclusion of the RI/FS in a Record of Decision, in which the EPA documents its findings and selects a preferred cleanup alternative.

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

PGE has filed an application with the OPUC requesting deferred accounting for later ratemaking treatment of incremental costs related to RI/FS work and any resulting remediation costs incurred in relation to the Portland Harbor site. However, there can be no assurance that any recovery of these costs will be granted.

Harbor Oil

Harbor Oil, Inc. (Harbor Oil), located in north Portland, was utilized by PGE to process used oil from the Company’s power plants and electrical distribution system from at least 1990 until 2003. Harbor Oil is also utilized by other entities for the processing of used oil and other lubricants.

In 1974 and 1979, major oil spills occurred at the Harbor Oil site that impacted an approximate two acre area. Elevated levels of contaminants, including metals, pesticides, and polychlorinated biphenyls, have been detected at the site. On September 29, 2003, Harbor Oil was included on the federal National Priority List as a federal Superfund site.

PGE received a Special Notice Letter for Remedial Investigation/Feasibility Study (RI/FS) from the EPA, dated June 27, 2005, in which the Company was named as one of fourteen PRPs with respect to the Harbor Oil site. The letter started a period for the PRPs to participate in negotiations with the EPA to reach a settlement to conduct or finance an RI/FS of the Harbor Oil site. On May 31, 2007, an Administrative Order on Compliance was signed by the EPA and six other parties, including PGE, to implement an RI/FS at the Harbor Oil site. The EPA has approved an RI/FS work plan. On-site sampling was completed during the second quarter of 2008.

Sufficient information is currently not available to determine the total cost of investigation and remediation of the Harbor Oil site or the liability of the PRPs, including PGE. Management cannot predict the ultimate outcome of this matter. However, it believes this matter will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

PGE has filed an application with the OPUC requesting deferred accounting for later ratemaking treatment of incremental costs related to RI/FS work and any resulting remediation costs incurred in relation to the Harbor Oil site. However, there can be no assurance that any recovery of these costs will be granted.

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

•

the outcome of legal and regulatory proceedings and issues, including the Trojan Investment Recovery, the Pacific Northwest Refund proceeding, and the Portland Harbor Superfund Site investigation described in Note 7, Contingencies, in the Notes to Condensed Consolidated Financial Statements;

•

unseasonable weather and other natural phenomena, which, in addition to affecting PGE’s customers’ demand for power, could have a serious impact on PGE’s ability and cost to procure adequate supplies of fuel or power to serve its customers;

•	operational factors affecting PGE’s power generation facilities, including outages, hydro conditions, wind conditions, and disruption of fuel supply;

•	wholesale energy prices and their impact on the availability and price of wholesale power in the western United States;

•	residential, commercial, and industrial growth and demographic patterns in PGE’s service territory;

•

future laws, regulations, and proceedings that could increase the Company’s costs or affect the operations of the Company’s thermal generating plants by imposing requirements for additional pollution control equipment or significant emissions fees or taxes, particularly with respect to coal-fired generation facilities, to mitigate carbon dioxide, mercury, and other emissions;

•

capital market conditions, including interest rate fluctuations, and changes in PGE’s credit ratings, which could have an impact on the Company’s cost of capital and its ability to access the capital markets to support requirements for working capital, construction costs, and the repayment of maturing debt;

•	the effectiveness of PGE’s risk management policies and procedures and the creditworthiness of customers and counterparties;

•	the failure to complete major generating plants on schedule and within budget;

•	the effects of Oregon law related to utility rate treatment of income taxes (SB 408), which may result in earnings volatility and adverse effects on results of operations;

•	the outcome of efforts to relicense the Company’s hydroelectric projects, as required by the FERC;

•	changes in, and compliance with, environmental and endangered species laws and policies;

•	the effects of global warming or climate change, including changes in the environment that may affect energy costs or consumption, increase the Company’s costs, or affect its operations;

•	new federal, state, and local laws that could have adverse effects on operating results;

•	employee workforce factors, including aging, potential strikes, work stoppages, and the loss of key executives;

•	general political, economic, and financial market conditions;

•	natural disasters and other natural risks, such as earthquake, flood, drought, lightning, wind, and fire;

•	acts of war or terrorism; and

•	financial or regulatory accounting principles or policies imposed by governing bodies.

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

Customers - During the first half of 2008, PGE served an average of 809,000 retail customers compared to 798,000 during the first half of 2007, an increase of 1.4%. This customer growth, along with generally cooler weather during the first half of 2008, resulted in a 3% increase in retail energy deliveries over the first half of 2007. On a weather adjusted basis, retail energy deliveries increased 1.3% from last year’s first half.

A slow-down in the state’s economy, including a decline in the housing market, continued through the second quarter of 2008. The unemployment rate (seasonally adjusted) rose from 5.2% for 2007 to 5.5% in 2008, approximating the national jobless rate. Despite the slow-down, Oregon had a 0.6% payroll growth in the first half of 2008 relative to the same period of 2007, compared to a 0.3% national rate. PGE projects an approximate 2% increase in weather adjusted energy deliveries for 2008, with higher use by industrial customers projected during the last half of the year.

Regulatory review of the Company’s general rate case and proposed tariffs, filed with the OPUC in late February 2008, is continuing under procedural schedules that currently provide for new rates to become effective on January 1, 2009. PGE’s initial filing proposed an 8.9% average price increase related to higher purchased power and fuel costs, increased investment in utility plant, and higher operating expenses. Due to projections of increased loads and costs of purchased power and fuel for the Company’s thermal generating plants subsequent to the initial filing, PGE has filed power cost updates reflecting an additional $113 million in projected power costs. PGE, OPUC staff, and interveners active in the case have reached stipulations on several items, including the method of determining estimated power costs and the cost of capital. The cost of capital stipulation provides for a debt-to-equity capital structure of 50/50 and a return on equity of 10.1%, with a weighted average cost of capital of 8.33%. The stipulated items and the power cost updates to date would amount to a proposed total average price increase of approximately 14%, consisting of increased revenue requirements of approximately $151 million to cover NVPC and $78 million for other costs. The proposed increases remain subject to change as the case progresses. NVPC are to be updated later this year according to a procedural schedule established by the OPUC. Additional information regarding PGE’s general rate case filing, including copies of direct testimony and exhibits, is available on the Company’s Internet website at www.portlandgeneral.com. Information may also be obtained on the OPUC Internet website at www.puc.state.or.us.

On May 5, 2008, the OPUC approved the Company’s Advanced Metering Infrastructure (AMI) project, which will be deployed for residential and commercial customers. A new tariff, effective from June 1, 2008 through December 31, 2010, will provide for recovery of costs, including the net book value of existing meters, during this period. Installation of a limited number of new “smart meters” has begun as part of the project’s acceptance testing phase, with the remaining meters to be installed by the end of 2010. PGE expects AMI to provide improved services as well as operational efficiencies and cost savings.

Power Supply - PGE utilizes its own generating resources as well as wholesale market purchases to meet the energy and capacity needs of its customers. PGE’s generating plants performed well in the first half of 2008, providing about 58% of the Company’s retail load requirement, compared to 42% in the first half of 2007, with overall plant availability at approximately 85% during the first half of 2008. Annual maintenance requirements were completed at the Boardman coal plant during its scheduled outage from late April through May 2008. The results for the second quarter of 2008 reflect the effect of increased runoff and resulting increased hydro generation offsetting the reduced snow melt and hydro generation that resulted from cold weather in the first quarter of 2008. Current forecasts indicate near normal regional hydro conditions for 2008.

In March 2008, PGE executed agreements to purchase 141 wind turbines for Phases II and III of Biglow Canyon, and in July 2008, the Company entered into contracts for the related construction. Construction of Phase II has begun, with completion expected by the end of 2009. Phase III is expected to be completed by the end of 2010. Total cost of the two phases is expected to be $740 million to $780 million, including allowance for funds used during construction (AFDC). The two phases will have a combined installed capacity of approximately 324 MW, further increasing the diversity of the Company’s generating resource portfolio while minimizing related environmental impacts. For further information regarding estimated future capital expenditures, see “Capital Requirements” in “Liquidity and Capital Resources” in this Item 2.

In April 2008, PGE issued a request for proposals for 218 MWa of renewable energy resources and currently expects to identify a short list of bidders by September 2008. Such resources, which are in addition to Biglow Canyon and are required to become available between 2009 and 2014, were included in the Company’s June 2007 Integrated Resource Plan (IRP) and were deemed reasonable by the OPUC.

As requested by the OPUC, PGE is currently preparing additional long-term analysis to address resource decisions beyond 2012, which the Company plans to include in a revised IRP to be filed by October 2009. PGE expects the updated and revised IRP to further define the Company’s future energy and capacity needs.

PGE plans to join the Northern Tier Transmission Group (NTTG), a group of utilities that seeks to improve the high-voltage transmission network in seven western states. Formed in 2007, NTTG is one of the major regional transmission planning entities working to improve available transmission capacity, plan for grid expansion, and collaborate on control area operations. The Company has joined the NTTG Planning Committee and will become a full funding member upon the approval of the FERC.

Financing - PGE continues to maintain adequate liquidity through both its $400 million credit facility and access to the commercial paper market. In addition, the Company has authorization from the FERC to increase its short-term borrowing up to $550 million and OPUC approval to issue an additional $250 million of First Mortgage Bonds, of which, during April 2008, PGE issued $50 million, as discussed below. For further information, see “Credit Facility and Long-term Debt” in Note 2, Balance Sheet Components, in the Notes to Condensed Consolidated Financial Statements.

During the first half of 2008, PGE issued $50 million of 4.45% First Mortgage Bonds that mature in April 2013 and repurchased and retired $50 million of 5.279% First Mortgage Bonds. The Company also repurchased $5.8 million of its Port of Morrow, variable rate Pollution Control Revenue Bonds, which may be remarketed at a later date. In May 2008, PGE’s Board of Directors approved a 4.3% increase in the Company’s annual common stock dividend, from $0.94 per share to $0.98 per share.

Legal, Regulatory and Environmental Matters - PGE is a party in proceedings whose ultimate outcome could have a material impact on the results of operations and cash flows in future reporting periods. These include matters related to:

—	the OPUC’s authority to grant a return on the Company’s remaining investment in its closed Trojan plant, which the OPUC granted in a 1995 general rate order;

—	claims for refunds related to wholesale energy sales in the Pacific Northwest during 2000 - 2001;
—	an audit and subsequent investigation by the FERC related to the Company’s compliance with its Open Access Transmission Tariff; and
—	an investigation by the EPA of the Portland Harbor Superfund Site.

For further information regarding the above and other matters, see Note 7, Contingencies, in the Notes to Condensed Consolidated Financial Statements.

Recent and pending rate actions include the following:

—

A 6.3% average price decrease for residential and small farm customers, effective April 15, 2008, related to an agreement between PGE and Bonneville Power Administration (BPA) that temporarily restored federal hydropower benefits under the Residential Exchange Program administered by the BPA. The majority of such benefits, approximately $43 million, is expected to be refunded by the end of 2008.

—

A 1.4% average price decrease, effective June 1, 2008, for refunds to retail customers of taxes pursuant to SB 408 related to the 2006 reporting year. Such refunds, in the amount of $37.2 million plus interest, will take place over an approximate two-year period.

—	An approximate 1% average price increase, effective June 1, 2008, for costs related to energy efficiency measures that enable customers to reduce their energy use.
—	A 0.8% average price increase, effective June 1, 2008, related to the AMI project discussed above.
—

An approximate $17 million refund to customers, including accrued interest, related to the 2007 application of PGE’s Power Cost Adjustment Mechanism (PCAM). The Company has requested that such amount, which is subject to review by the OPUC, be refunded over a one-year period beginning January 1, 2009.

—

The collection of deferred replacement power costs related to the outage of Boardman from late 2005 through early 2006 ($26.4 million plus $6.4 million of accrued interest through June 30, 2008). In its filing with the OPUC, PGE proposed that such collection be offset by certain credits due to customers, with no price impact anticipated. PGE’s request is subject to both a prudency review with respect to the outage and to a regulated earnings test.

—	A proposed average price increase of approximately 14%, subject to change and OPUC approval, to be effective January 1, 2009, as described above.

In May 2008, the OPUC issued an order that establishes guidelines for interest rates applied to unamortized balances of deferred assets and liabilities of the state’s investor-owned utilities. PGE has previously accrued interest at the Company’s authorized rate of return, most recently at 8.29%, until respective balances are fully amortized. Beginning July 21, 2008, the effective date of the order, a Treasury-based interest rate, currently 4.27%, will be utilized to accrue interest on deferred balances, beginning on the date that amortization is approved. Balances not yet approved for amortization will continue to accrue interest at the authorized rate of return.

Critical Accounting Policies

PGE’s critical accounting policies are outlined in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 27, 2008.

Results of Operations

The following table contains certain financial information for the periods presented (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	As % of Rev	Amount	As % of Rev	Amount	As % of Rev	Amount	As % of Rev
Revenues	$425	100%	$402	100%	$896	100%	$838	100%
Operating expenses:
Purchased power and fuel	185	44	175	44	435	49	378	45
Production and distribution	46	11	41	10	85	9	73	9
Administrative and other	47	11	45	11	94	10	90	11
Depreciation and amortization	50	12	43	11	100	11	88	11
Taxes other than income taxes	21	5	19	5	43	5	40	5

Total operating expenses	349	82	323	80	757	84	669	80

Income from operations	76	18	79	20	139	16	169	20
Other income (expense):
Allowance for equity funds used during construction	2	-	4	1	4	-	9	1
Miscellaneous, net	1	-	4	1	(2)	-	8	1

Other income	3	1	8	2	2	-	17	2
Interest expense	23	5	18	4	46	5	35	4

Income before income taxes	56	13	69	17	95	11	151	18
Income taxes	17	4	23	6	28	3	50	6

Net income	$39	9%	$46	11%	$67	7%	$101	12%

Percentages may not add due to rounding.

Net income was $39 million, or $0.63 per diluted share, for the second quarter of 2008 compared to $46 million, or $0.73 per diluted share, for the second quarter of 2007. The decrease is primarily due to decreased fair market values of non-qualified benefit plan trust assets and higher operating expenses. Such results were partially offset by an increase in retail energy deliveries and the Company’s return on its investment in Phase I of the Biglow Canyon wind project.

Net income for the six months ended June 30, 2008 was $67 million, or $1.07 per diluted share, compared to $101 million, or $1.61 per diluted share, for the six months ended June 30, 2007. The decrease is primarily due to the deferral in 2007 of a portion of Boardman replacement power costs (including accrued interest) for potential future collection from customers, decreased fair market values of non-qualified benefit plan assets, a reduction in potential customer collections related to prior year income taxes (pursuant to Senate Bill 408), higher operating expenses, and a favorable impact in 2007 for the settlement between PGE and certain California parties related to wholesale energy transactions in the western energy markets during 2000-2001. Such results were partially offset by an increase in retail energy deliveries and the Company’s return on its investment in Biglow Canyon Phase I.

Second Quarter of 2008 Compared to the Second Quarter of 2007

Revenues, energy sold and delivered (based in megawatt hours), and retail customers are comprised of the following:

	Three Months Ended June 30,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
Revenues (dollars in millions):
Retail sales:
Residential	$169	40%	$149	37%
Commercial	145	34	144	36
Industrial	39	9	41	10

Total retail sales	353	83	334	83
Direct access customers	(2)	-	(3)	(1)
Other retail revenues	12	3	19	5

Total retail revenues	363	85	350	87
Wholesale revenues	44	10	44	11
Other operating revenues	18	4	8	2

Total revenues	$425	100%	$402	100%

Energy sold and delivered (MWhs in thousands):
Retail energy sales:
Residential	1,764	33%	1,633	29%
Commercial	1,739	32	1,786	32
Industrial	640	12	665	12

Total retail energy sales	4,143	76	4,084	74
Delivery to direct access customers	602	11	539	10

Total retail energy delivieries	4,745	87	4,623	83
Wholesale sales	681	13	916	17

Total energy sold and delivered	5,426	100%	5,539	100%

	As of June 30,
	2008	2007
Retail customers:
Residential	710,819	701,697
Commercial	101,958	100,051
Industrial	261	259

Total retail customers	813,038	802,007

Percentages may not add due to rounding.

Demand for electricity by residential and commercial customers is significantly affected by weather. Heating degree-days, an indication of the likelihood that customers will use heating, and cooling degree-days, an indication of the likelihood that customers will use air conditioning, are generally used to measure the effect of weather on the demand for electricity. The following table indicates the number of heating and cooling degree-days for the months indicated, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating		Cooling
	2008	2007	2008	2007
April	490	393	-	-
May	223	217	40	22
June	147	88	58	34

2nd quarter	860	698	98	56

15-year average for the quarter	664	664	67	67

Total revenues increased $23 million, or 6%, in the second quarter of 2008 compared to the second quarter of 2007 as a result of the following factors:

—	Total retail revenues increased $13 million, or 4%, due primarily to:

o	A 3% increase in total retail energy deliveries, due to both cooler weather and an approximate 11,300 increase in the average number of customers served during the second quarter of 2008, relative to the second quarter of 2007, consisting largely of an increase in residential customers. As indicated in the table above, the number of heating degree-days in each month of the second quarter of 2008 exceeded those of each corresponding month of 2007;
o	An approximate 2.8% price increase for cost recovery of Port Westward, which became effective in June 2007; and
o	An approximate 0.6% price increase for cost recovery of Biglow Canyon Phase I, which became effective January 1, 2008.

Partially offsetting the above increases were:

o	An approximate 0.3% price decrease, effective January 1, 2008, for changes in forecasted 2008 power and fuel costs under PGE’s Annual Power Cost Update Tariff; and
o	A $3 million decrease related to amounts due from customers under SB 408.

Other retail revenues decreased $7 million in the second quarter of 2008 compared to the second quarter of 2007, due primarily to a decrease in customer credits related to the Residential Exchange Program administered by the BPA. These amounts are fully offset in Retail sales.

—

Wholesale revenues result from sales of electricity to utilities and power marketers which are made in conjunction with the Company’s efforts to secure reasonably priced power for its retail customers, manage risk and administer its current long-term wholesale contracts. Although such sales can vary significantly between periods, wholesale revenues in the second quarter of 2008 were comparable to the second quarter of 2007. Average sales price increased 33% due to higher natural gas prices, which was fully offset by a 26% reduction in wholesale energy sales.

—

Other operating revenues increased $10 million, due to current year sales of fuel oil, which resulted in realized gains of $7 million. Pursuant to an assessment of reliability requirements, PGE is reducing oil inventory levels at its Beaver generating plant.

Purchased power and fuel expense in the second quarter of 2008 increased $10 million, or 6%, from the second quarter of 2007. Information about PGE’s total system load and retail load requirement for the periods presented is as follows (in thousands of MWhs):

	Three Months Ended June 30,
	2008	2007
Generation	2,129	1,601
Term purchases	2,587	3,592
Spot purchases	359	61

Total system load	5,075	5,254
Less: wholesale sales	(681)	(916)

Retail load requirement	4,394	4,338

The average variable power cost of the above total system loads was $35.09 and $32.73 per MWh in the second quarter of 2008 and 2007, respectively, an increase of 7%. Averages exclude the effect of amounts related to regulatory power cost deferrals and wholesale credit provisions.

The increase in Purchased power and fuel expense was due primarily to the net effect of the following factors:

—	A $29 million increase in the cost of natural gas-fired production, primarily due to increased generation from Port Westward, which went into service in June 2007, and higher natural gas prices;
—

A $4 million increase in the estimated amount recorded for potential future refund to customers under the PCAM. In the second quarter of 2008, PGE recorded a $7 million regulatory liability, with a corresponding increase in power costs, compared to a $3 million regulatory liability recorded in the second quarter of 2007;

Under the PCAM, the Company can adjust future prices to reflect a portion of the difference between each year’s forecasted power costs included in customers prices and actual power costs to the extent that such difference exceeds a pre-determined “deadband” which, for 2008, ranges from $14 million below, to $28 million above, baseline power costs. Any regulatory asset or liability arising from the application of the PCAM will be adjusted at year end for the results of a regulated earnings test, with final determination of any customer refund or collection to be determined by the OPUC through a public filing and review; and

—

A $23 million decrease in the cost of purchased power, resulting primarily from a 19% reduction in electricity purchases due to increased generation. During the second quarter of 2008, PGE’s generation increased by 33% relative to the second quarter of 2007.

Generation activities - In the second quarter of 2008, PGE generated 48% of its retail load requirement, with 32%, 13% and 3% from thermal, hydro, and wind resources, respectively. In the second quarter of

2007, the Company generated 37% of its retail load requirement, with 27% from thermal generation and 10% from hydro production. Short- and long-term purchases were utilized to meet the remaining load.

Primarily due to the addition of Port Westward in June 2007, production at PGE’s thermal plants increased by 22% from the second quarter of 2007. Additionally, wind generation from Biglow Canyon Phase I comprised 6% of the Company’s total generation, further reducing reliance on purchased power.

Energy from hydro resources in the second quarter of 2008 increased 2% from the second quarter of 2007. A 31% increase in Company-owned hydro production, resulting from increased stream flows, was partially offset by a 9% reduction in energy received under long-term purchase power agreements from hydro facilities on the mid-Columbia River.

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

Location	2008 Forecast *	2007 Actual
Columbia River at The Dalles, Oregon	101%	97%
Mid-Columbia River at Grand Coulee, Washington	102%	102%
Clackamas River	163%	100%
Deschutes River	101%	91%

* As of July 8, 2008.

Production and distribution expense increased $5 million, or 12%, in the second quarter of 2008 compared to the second quarter of 2007. The increase is due primarily to a $3 million increase in operating costs at the Company’s generating facilities, including Port Westward, which was completed in June 2007, and Biglow Canyon Phase I, which was completed in December 2007. The remaining increase is primarily due to increased repairs and maintenance expenses incurred on the Boardman plant in connection with scheduled maintenance activities in 2008 compared to 2007.

Administrative and other expense increased $2 million, or 4%, in the second quarter of 2008 compared to the second quarter of 2007, which is primarily due to an increase in employee benefits.

Depreciation and amortization expense increased $7 million, or 16%, in the second quarter of 2008 compared to the second quarter of 2007 primarily due to increased depreciation of $5 million as a result of Port Westward and Biglow Canyon Phase I being placed in service in June 2007 and December 2007, respectively.

Taxes other than income taxes increased $2 million, or 11%, in the second quarter of 2008 compared to the second quarter of 2007. The increase is due primarily to higher property taxes and city franchise fees resulting from increases in assessed values and retail revenues, respectively.

Other income decreased $5 million in the second quarter of 2008 compared to the second quarter of 2007. The decrease is primarily due to the following:

•

A $5 million decrease in income from non-qualified benefit plan trust assets resulting from the recognition of a $1 million unrealized loss on the assets in the second quarter of 2008, compared to a $4 million unrealized gain in the second quarter of 2007; and

•

A $2 million decrease in the allowance for equity funds used during construction, which resulted from lower construction work in progress balances during the second quarter of 2008 due to the completion of Port Westward in June 2007.

Interest expense increased $5 million, or 28%, in the second quarter of 2008 compared to the second quarter of 2007. The increase is due primarily to a higher level of outstanding long-term debt resulting from the issuance of First Mortgage Bonds during the last seven months of 2007. Long-term debt outstanding has increased as a result of funding the Company’s capital projects. During the second quarter of 2008, the average outstanding balance of long-term debt was $1,281 million, compared to $1,073 million for the second quarter of 2007, which resulted in an increase to interest expense of approximately $4 million. Additionally, the credit to interest expense for AFDC decreased $1 million as a result of lower construction work in progress balances during the second quarter of 2008 compared to the second quarter of 2007.

Income taxes decreased $6 million in the second quarter of 2008, with an effective tax rate of 30%, compared to the second quarter of 2007, with an effective tax rate of 33%. These decreases are primarily the result of lower taxable income and an increase of $3 million in federal energy tax credits generated from the operation of Biglow Canyon Phase I in the second quarter of 2008.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues, energy sold and delivered (based in megawatt hours) is comprised of the following:

	Six Months Ended June 30,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
Revenues (dollars in millions):
Retail sales:
Residential	$404	45%	$341	41%
Commercial	294	33	283	34
Industrial	77	9	78	9

Total retail sales	775	86	702	84
Direct access customers	(4)	-	(6)	(1)
Other retail revenues	9	1	47	6

Total retail revenues	780	87	743	89
Wholesale revenues	92	10	81	10
Other operating revenues	24	3	14	2

Total revenues	$896	100%	$838	100%

Energy sold and delivered (MWhs in thousands):
Retail energy sales:
Residential	4,122	36%	3,903	33%
Commercial	3,530	31	3,532	30
Industrial	1,208	10	1,243	11

Total retail energy sales	8,860	77	8,678	74
Delivery to direct access customers	1,189	10	1,045	9

Total retail energy delivieries	10,049	87	9,723	83
Wholesale sales	1,487	13	1,939	17

Total energy sold and delivered	11,536	100%	11,662	100%

Percentages may not add due to rounding.

The following table indicates the number of heating and cooling degree-days for the periods presented, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating		Cooling
	2008	2007	2008	2007
1st Quarter	1,981	1,852	-	-
2nd Quarter	860	698	98	56

Year-to-date	2,841	2,550	98	56

15-year average for the year-to-date	2,504	2,504	67	67

Total revenues increased $58 million, or 7%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as a result of the following factors:

—	Total retail revenues increased $37 million, or 5%, due primarily to:

o	A 3% increase in total retail energy deliveries, due to both cooler weather and an approximate 11,800 increase in the average number of customers served in the first half of 2008 relative to the first half of 2007. As indicated in the table above, the number of heating and cooling degree-days in each of the first two quarters of 2008 exceeded those of the corresponding periods of 2007;
o	An approximate 2.8% price increase for cost recovery of Port Westward, which became effective in June 2007; and
o	An approximate 0.6% price increase for cost recovery of Biglow Canyon Phase I, which became effective January 1, 2008.

Partially offsetting the above increases were:

o	An approximate 0.3% price decrease, effective January 1, 2008, for changes in forecasted 2008 power and fuel costs under PGE’s Annual Power Cost Update Tariff; and
o	A $6 million decrease related to SB 408, with an estimated refund to customers of $1 million recorded in the first half of 2008 compared to an estimated collection from customers of $5 million recorded in the first half of 2007.

Higher residential sales were attributable to the cooler weather and a 10,000, or 1.4%, increase in the average number of residential customers served during the first half of 2008 relative to the first half of 2007. The impact of an 1,800 increase in the average number of commercial and industrial customers served was offset by an increase in those customers that purchase their energy requirements from an Electricity Service Supplier. Revenues from these direct access customers include “transition adjustment” credits, reflecting the difference between the cost and market value of PGE’s power supply portfolio, as provided by Oregon’s electricity restructuring law. On a weather adjusted basis, retail energy deliveries increased 1.3% in the six months ended June 30, 2008, with deliveries to residential, commercial, and industrial customers increasing by 1.5%, 0.6%, and 1.9% respectively. PGE projects an approximate 2% increase in total weather adjusted energy deliveries for 2008, with higher use by industrial customers projected during the last half of the year.

Other retail revenues in the first six months of 2008 and 2007 include $9 million and $42 million, respectively, in customer credits under the Residential Exchange Program administered by the BPA, with such amounts fully offset within Retail sales to residential and commercial customers. As a result of a decision by the Ninth Circuit, the BPA suspended such benefits in May 2007. In April 2008, benefits were temporarily restored under an Interim Relief agreement with the BPA. The resumption of customer credits, as approved by the OPUC, resulted in an average price reduction of approximately 6.3% for residential and small farm customers, effective April 15, 2008.

—	Wholesale revenues increased $11 million, or 14%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to the net effect of the following:

o	A $30 million increase resulting from a 48% increase in average price, caused by both higher natural gas prices and lower hydro availability; partially offset by
o	A $19 million decrease resulting from a 23% reduction in wholesale energy sales.

—	Other operating revenues increased $10 million, or 71%, due to sales of fuel oil from the Company’s Beaver generating plant in 2008, which resulted in realized gains of $7 million.

Purchased power and fuel expense for the six months ended June 30, 2008 increased $57 million, or 15%, from the comparable period of 2007. Information about PGE’s total system load and retail load requirement for the periods presented is as follows (in thousands of MWhs):

	Six Months Ended June 30,
	2008	2007
Generation	5,458	3,911
Term purchases	4,824	6,725
Spot purchases	664	616

Total system load	10,946	11,252
Less: wholesale sales	(1,487)	(1,939)

Retail load requirement	9,459	9,313

The average variable power cost of the above total system loads was $39.13 and $35.60 per MWh in the first half of 2008 and 2007, respectively, an increase of 10%. Averages exclude the effect of amounts related to regulatory power cost deferrals and wholesale credit provisions.

The increase in Purchased power and fuel expense was due primarily to the following factors:

—

An $88 million increase in the cost of thermal (primarily natural gas-fired) production, due to increases in both generation and natural gas prices. During the first half of 2008, PGE’s generation increased by 40% relative to the first half of 2007;

—	A $20 million increase related to the deferral of excess Boardman power costs in the first quarter of 2007, which were incurred in late 2005 and early 2006;
—

A $12 million increase related to settled natural gas swap agreements entered into in conjunction with PGE’s management of its net power costs. These agreements are among those financial instruments in the Company’s diversified power supply portfolio used to manage risk, with activities reflected in Wholesale revenues, Purchased power and fuel expense, and Other operating revenues;

—

A $6 million increase due to a reduction in the Company’s wholesale credit reserve in the first half of 2007, as a result of a settlement with certain California parties involving transactions in 2000-2001; and

—	A $4 million increase in the estimated amount recorded for potential future refund to customers under the PCAM.

Partially offsetting the above increases was a $76 million decrease due to a 25% reduction in power purchases, related primarily to an increase in thermal and wind generation resulting from the addition of Port Westward and Biglow Canyon Phase I to the Company’s generation portfolio.

Generation activities - In the first half of 2008, PGE generated 58% of its retail load requirement, with 45%, 11%, and 2% from thermal, hydro and wind resources, respectively. In the first half of 2007, the Company generated 42% of its retail load requirement, with 31% from thermal generation and 11% from hydro production. Short- and long-term purchases were utilized to meet the remaining load.

Generation at PGE thermal plants increased by 45% in the first half of 2008 relative to the first half of 2007, primarily due to the addition of Port Westward in June 2007. Additionally, wind generation from Biglow Canyon Phase I contributed 4% of the Company’s generation in 2008. These increases have resulted in reduced reliance on purchased power.

Energy from hydro resources in the first six months of 2008 decreased 5% from the comparable period of 2007, with a 10% reduction in energy received under long-term purchase power agreements from hydro facilities on the mid-Columbia River. Partially offsetting the mid-Columbia reduction was increased production from Company-owned facilities that resulted from higher stream flows.

Production and distribution expense increased $12 million, or 16%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase is due primarily to the following:

•

A $6 million increase in operating costs at the Company’s generating facilities, including Port Westward, which was completed in June 2007, and Biglow Canyon Phase I, which was completed in December 2007;

•	A $3 million increase resulting from increased repairs and maintenance expenses incurred on the Boardman and Beaver plants in connection with scheduled maintenance activities; and
•	A $2 million increase in distribution labor, contractor and tree trimming costs.

Administrative and other expense increased $4 million, or 4%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, which is primarily due to an increase in legal settlement expense, higher employee benefit expenses and an increase in the provision for uncollectible accounts during the first half of 2008, compared to a decrease in the comparable period of 2007.

Depreciation and amortization expense increased $12 million, or 14%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to increased depreciation of $10 million as a result of Port Westward and Biglow Canyon Phase I being placed in service in June 2007 and December 2007, respectively.

Taxes other than income taxes increased $3 million, or 8%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase is due primarily to higher property taxes and city franchise fees resulting from increases in assessed values and retail revenues, respectively.

Other income decreased $15 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease is primarily due to the following:

•

A $10 million decrease in income from non-qualified benefit plan trust assets resulting from the recognition of a $5 million unrealized loss on the plan assets during the six months ended June 30, 2008, compared to a $5 million unrealized gain in the comparable period of 2007;

•

A $5 million decrease in the allowance for equity funds used during construction, which resulted from lower construction work in progress balance during the first half of 2008 due to the completion of both Port Westward and Biglow Canyon Phase I; and

•	A $2 million decrease in interest income on regulatory assets.

Interest expense increased $11 million, or 31%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase is due primarily to a higher level of outstanding long-term debt resulting from the issuance of First Mortgage Bonds during the last seven months of 2007. During the first half of 2008, the average outstanding balance of long-term debt was $1,310 million, compared to $1,096 million for the first half of 2007, which resulted in an increase to interest expense of approximately $8 million. Additionally, the credit to interest expense for AFDC decreased $3 million as a result of lower construction work in progress balances during the first half of 2008 compared to the first half of 2007.

Income taxes decreased $22 million for the six months ended June 30, 2008, with an effective tax rate of 29%, compared to the six months ended June 30, 2007, with an effective tax rate of 33%. These decreases are primarily the result of lower taxable income and an increase of $5 million in federal energy tax credits generated from the operation of Biglow Canyon Phase I in the first half of 2008.

Liquidity and Capital Resources

Capital Requirements

The following table presents PGE’s estimated cash requirements for the years indicated (in millions):

	2008	2009		2010	2011	2012
Capital expenditures	$229	$225-$245		$225-$245	$240-$260	$230-$250
Biglow Canyon Phase II	75	235		-	-	-
Biglow Canyon Phase III	23	180		185	-	-
Hydro relicensing	62	$60 - $80
Advanced Metering Infrastructure	23	$100 - $110			-	-
Boardman emissions controls (1)	3	$5 - $10			$290 - $330

Total capital expenditures	$415

Long-term debt maturities	$-	$142	(2)	$186	$-	$100

(1) -	Represents 80% of estimated total costs, which assumes the Purchaser does not exercise certain rights pursuant to existing agreements. See Air Quality Standards below.

(2) -	For further information, see “Credit Facility and Long-term Debt” in Note 2, Balance Sheet Components, in the Notes to Condensed Consolidated Financial Statements.

Capital Expenditures - Consists of upgrades to and replacement of transmission, distribution and generation infrastructure, as well as new customer connections.

Biglow Canyon - In 2008, PGE entered into various agreements for the construction of Phases II and III of the project. The estimated total cost of Phases II and III is $740 million to $780 million, including AFDC of approximately $45 million, with Phases II and III expected to be completed by the end of 2009 and 2010, respectively.

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

The Company filed an application with the FERC in 2004 to relicense the Clackamas River hydroelectric projects. A settlement agreement, resolving most of the issues raised in the relicensing proceeding and providing for a 45-year license term, was signed by the thirty-three participating parties in March 2006 and was submitted to the FERC for review and approval. On June 20, 2008, PGE filed an application with the Oregon Department of Environmental Quality (DEQ) proposing resolution to the final lower Clackamas River temperature issues. Pending approval of the new license, the project will operate under annual licenses issued by the FERC. It is expected that the DEQ will complete its water quality certification process in 2009 and the FERC will issue a new license for the Clackamas River projects in 2010.

In October 2002, PGE entered into an agreement with state and federal agencies, conservation groups, and others regarding removal of the Company’s 22 MW Bull Run hydroelectric project located in the Sandy River basin. During the second quarter of 2008, the project ceased generation, as planned.

Advanced Metering Infrastructure - PGE plans to install over 800,000 new customer meters that will enable two-way remote communications with the Company. On May 5, 2008, the OPUC approved PGE’s AMI project. Approximately 16,000 new meters are being installed as part of the project’s six month acceptance testing phase, with the remaining meters to be installed starting in 2009 through 2010. PGE expects the smart meter project to provide improved services, as well as operational efficiencies and a reduction in future expenses.

Air Quality Standards - The Boardman and Beaver generating plants may cause or contribute to visibility impairment in several federally protected areas. In November 2007, the Company submitted a Best Available Retrofit Technology (BART) Determination to the DEQ for Boardman that stated the BART for Boardman is a combination of New Low NOx Burners, Modified Over Fire Air System, Selective Non-Catalytic Reduction (SNCR), and Semi-dry Flue Gas Desulphurization, and that mercury emission regulations should be addressed through a Mercury Sorbent Injection System. The total cost (100% of the costs) (“Total Cost”) for these controls is estimated to be in the range of $360 million to $470 million. While the Company believes that these controls meet BART requirements, regulatory agencies could require Selective Catalytic Reduction rather than SNCR, which would increase the estimated Total Cost to a range of $570 million to $745 million. Recently the Company has increased its estimates of the Total Costs for these controls, which was primarily driven by increases in commodity prices. PGE has no commitments in place at this time, and cautions that the Total Cost estimates are preliminary and subject to change. Final approval of the plan is expected to occur in the second half of 2009 and expenditures relating to the project are anticipated to be incurred through 2014.

In 1985, PGE entered into a sale transaction in which it sold an undivided 15% interest in Boardman and a 10.714% undivided interest in the Pacific Northwest Intertie (Intertie) transmission line (jointly, the Boardman Assets) to a third party financial institution (Purchaser). The Purchaser leased the Boardman Assets to a lessee (Lessee) unrelated to PGE or the Purchaser. The term of the lease ends on December 31, 2013. Concurrently with the sale, PGE assigned to the Lessee certain agreements for the sale of power and transmission services from Boardman and the Intertie (P&T Agreements) to a regulated electric utility (Utility) unrelated to PGE, the Purchaser, or the Lessee. The payments by the Utility under the P&T Agreements generally cover the payment obligations of the Lessee under the lease, but do not cover all capital expenditures and are not expected to cover a material portion of the costs relating to the emission controls for the Boardman generating plant. The Purchaser has certain rights to finance the portion of the Total Cost attributable to its interest. As a result of these agreements, PGE’s share of the Total Cost for the emission controls on the Boardman generating plant is expected to be 80% if the Purchaser does not exercise its rights under the agreements to finance the portion of the Total Cost attributable to its interest. At the expiration of the lease, and in certain other circumstances, PGE has an option to repurchase the Boardman Assets.

As the regulatory requirements are clarified by the relevant agencies and the related costs more closely estimated, the Company will further evaluate the economic prudency of the Boardman emission control expenditures. In doing so, the Company will also consider additional costs such as taxes, emission fees and other costs that may be imposed under any future laws related to climate change, as well as the Company’s ability to recover these costs through the ratemaking process. Such additional costs, as well as any requirement to install Selective Catalytic Reduction controls, could require an investment in excess of what the plant can economically support. The ultimate impact that the above regulatory requirements and emission controls will have on future operations, costs, or generating capacity of the Company’s thermal generating plants is not yet determinable.

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

As of June 30, 2008, the Company has financial assets of $181 million and financial liabilities of $11 million included in the Level 3 category pursuant to SFAS 157. See Note 3, Financial Instruments, in the Notes to Condensed Consolidated Financial Statements. These financial instruments are recorded at fair value and may consist of forward, swap and option contracts for electricity and natural gas and futures contracts for natural gas. Fair value of forward, swap and futures contracts is calculated using forward price curves, which are not currently validated against independent publications for contracts that deliver beyond 24 months from the balance sheet date. For option contracts, fair value is calculated using standard financial models that utilize interest rate and price curves, time to expiration, and internally developed price volatility and correlation curves. Any change in the assumptions used to determine fair value of these financial instruments, including market conditions which vary significantly depending on the weather and the economy, would not have an impact on the financial condition or results of operations of the Company as changes in the fair value of these financial instruments are fully offset by the effects of regulatory accounting pursuant to SFAS 71.

PGE’s cash flows were as follows (in millions):

	Six Months Ended June 30,
	2008	2007
Cash and cash equivalents at January 1	$73	$12
Net cash provided by (used in):
Operating activities	368	201
Investing activities	(204)	(165)
Financing activities	(35)	(6)

Net increase in cash and cash equivalents	129	30

Cash and cash equivalents at June 30	$202	$42

Net cash provided by operating activities increased $167 million in the first half of 2008 compared to the first half of 2007. This increase is primarily due to the following offsetting factors:

—

A $113 million increase in net margin deposits received from certain wholesale customers, which is primarily driven by collateral requirements as a result of increases in power prices, as discussed below;

—	A $26 million decrease in income taxes paid;
—	A $10 million decrease in fuel purchases; and
—	A $7 million increase in employee incentive payments.

During the six months ended June 30, 2008, PGE’s net assets from price risk management activities increased $412 million. These derivative instruments are recorded at their estimated fair value (“mark-to-market”), as discussed in Note 3, Financial Instruments, in the Notes to the Condensed Consolidated Financial Statements. During the first half of 2008, the commodities market experienced significant volatility which resulted in, among other things, increased market prices for purchased power and natural gas. Pursuant to regulatory accounting under SFAS 71, the mark-to-market of PGE’s derivative instruments is deferred, and, accordingly, the Company’s net regulatory liability related to price risk management increased $412 million, with no impact to the statement of operations. The mark-to-market of PGE’s derivative instruments does not have any impact on the Company’s liquidity or cash flows.

A significant portion of cash provided by operations consists of depreciation and amortization of electric utility plant, which is recovered in prices with no current direct cash outlay as it represents the recovery of prior investments. PGE estimates recovery of such charges to approximate $208 million in 2008. Combined with all other sources, cash provided by operations is estimated to approximate $403 million in 2008.

Net cash used in investing activities increased $39 million in the first half of 2008 compared to the first half of 2007. This increase is primarily due to the net effect of the following factors:

—	A $43 million increase in expenditures for the Biglow Canyon project;
—	An $18 million increase in expenditures for the Pelton/Round Butte selective water withdrawal system;
—	A $27 million decrease in construction costs for Port Westward, which was completed in June 2007; and
—	Insurance proceeds of $3 million received in 2008 related to storm damage to substations in 2006.

See “Capital Requirements” section above for further information.

Net cash used in financing activities increased $29 million in the first half of 2008 compared to the first half of 2007. Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. PGE relies on cash from operations, the issuance of commercial paper, borrowings under its revolving credit facility, and long-term financing activities to support such requirements. During the first half of 2008, net cash used in financing activities consisted of the repayment of long-term debt of $56 million and the payment of dividends of $29 million. PGE also issued $50 million of long-term debt in the first half of 2008. During the same period of 2007, net cash used in financing activities primarily consisted of the net repayment of short-term debt of $81 million, the repayment of long-term debt of $71 million and the payment of dividends of $28 million, partially offset by the issuance of long-term debt of $176 million.

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

Common stock dividends declared during 2008 consist of the following:

Declaration	Record	Payment	Dividends Declared per Share
February 20, 2008	March 25, 2008	April 15, 2008	$0.235
May 7, 2008	June 25, 2008	July 15, 2008	0.245
August 6, 2008	September 25, 2008	October 15, 2008	0.245

Debt and Equity Financings

PGE has an unsecured $400 million revolving credit facility with a group of commercial and investment banks that supplements operating cash flow and provides a primary source of liquidity. The facility is used as a backup for commercial paper borrowings and is available for general corporate purposes, with the maximum amount available to PGE for borrowings and/or the issuance of standby letters of credit. In June 2008, PGE extended the maturity on $390 million of the facility to July 2013 with the remaining $10 million maturing in July 2012.

PGE’s ability to secure sufficient long-term capital at a reasonable cost is determined by its financial performance and outlook, capital expenditure requirements, alternatives available to investors, and the condition of the capital markets. The Company’s ability to obtain and renew such financing depends on its credit ratings as well as on capital markets, both generally and for electric utilities in particular. Management believes that the availability of the credit facility and the expected ability to issue long-term debt and equity securities provide sufficient liquidity to meet the Company’s anticipated capital and operating requirements. The Company anticipates issuing a total of $200 million of equity and additional new long-term debt of $275 million in either late 2008 or in 2009. Furthermore, the Company expects to remarket $142 million of tax-exempt bonds, which have a mandatory tender date of May 1, 2009.

PGE’s financial objectives include the balancing of debt and equity to maintain a low weighted average cost of capital while retaining sufficient flexibility to meet the Company’s financial obligations. The Company attempts to maintain a common equity ratio (common equity to total consolidated capitalization, including current debt maturities) of approximately 50%. Achievement of this objective while sustaining sufficient cash flow is necessary to maintain acceptable credit ratings and allow access to long-term capital at attractive interest rates. PGE’s common equity ratios were 50.9% and 50.0% as of June 30, 2008 and December 31, 2007, respectively.

For further information regarding PGE’s credit facility and debt financing activities, see “Credit Facility and Long-term Debt” in Note 2, Balance Sheet Components, in the Notes to Condensed Consolidated Financial Statements.

Credit Ratings and Debt Covenants

PGE’s secured and unsecured debt is rated investment grade by Moody’s Investors Service (Moody’s) and Standard and Poor’s (S&P). PGE’s current credit ratings and outlook are as follows:

	Moody’s	S&P
First Mortgage Bonds	Baa1	A
Senior unsecured debt	Baa2	BBB
Commercial paper	Prime-2	A-2
Outlook	Stable	Stable

Should Moody’s and/or S&P reduce their credit rating on PGE’s unsecured debt to below investment grade, the Company could be subject to requests by certain of its wholesale counterparties to post additional performance assurance collateral. On June 30, 2008, PGE had posted approximately $32 million of collateral, consisting of $4 million in cash and $28 million in letters of credit, none of which is affiliated with master netting agreements. Based on the Company’s energy portfolio, estimates of current energy market prices, and the current level of collateral outstanding, as of June 30, 2008, the approximate amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is approximately $26 million and decreases to approximately $4 million by December 31, 2008. The approximate amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is approximately $39 million and decreases to approximately $4 million by December 31, 2008.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade.

The issuance of additional First Mortgage Bonds requires that PGE meet earnings coverage and security provisions set forth in the Company’s Amended and Restated Articles of Incorporation and the Indenture of Mortgage and Deed of Trust securing the bonds. PGE estimates that on June 30, 2008 it could issue up to approximately $662 million of additional First Mortgage Bonds under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust. Any issuances would be subject to market conditions and amounts may be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust on the basis of property additions, bond credits, and/or deposits of cash.

PGE’s revolving credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the facility, to 65% of total capitalization. As of June 30, 2008, the Company’s consolidated indebtedness to total capitalization ratio, as calculated under the facility, was 49.1%.

Off Balance Sheet Arrangements

PGE has no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

PGE’s contractual obligations for 2008 and beyond are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 27, 2008. Obligations for 2008 and beyond have not changed materially except as presented below. As of June 30, 2008, PGE has the following additional purchase commitments:

	Payments Due
	2008 *	2009	2010	2011	2012	There- after	Total
Purchase obligations	$-	$347	$166	$-	$-	$-	$513
Natural gas agreements	55	29	15	13	5	-	117
Coal and transportation agreements	-	18	13	10	-	-	41

	$55	$394	$194	$23	$5	$-	$671

* - Represents the period from July 1, 2008 through December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to various market risks which include commodity price risk, credit risk, foreign currency exchange rate risk, and interest rate risk. There have been no material changes to market risks affecting the Company set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 27, 2008, except as presented below.

The following table presents the credit risk included in accounts receivable and price risk management assets, offset by related accounts payable and price risk management liabilities. As of June 30, 2008, PGE’s credit risk exposure for commodity activities and their subsequent maturity is as follows:

	Credit Risk Before Collateral	As % of Total	Credit Collateral	Maturity of Credit Risk Exposure
				2008 *	2009	2010	2011	2012	There- after
Externally rated:
Investment grade	$552	99%	$242	$128	$150	$85	$80	$75	$34
Non-investment grade	1	-	1	-	1	-	-	-	-
Internally rated:
Investment grade	3	1	3	3	-	-	-	-	-

Total	$556	100%	$246	$131	$151	$85	$80	$75	$34

* - Represents the period from July 1, 2008 through December 31, 2008.

As of June 30, 2008, there was $56 million in posted collateral subject to be returned to a counterparty that is affiliated with master netting arrangements. Posted collateral may be in the form of cash or letters of credit and may represent prepayment.

Item 4.	Controls and Procedures.

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.

Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, these disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by PGE in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

This case remains in abatement. A status conference is now scheduled for October 2008. The Circuit Court has set a tentative trial date in April 2009 in the event the Circuit Court lifts the abatement following the OPUC order expected on September 12, 2008. The OPUC order is expected to resolve all issues before the OPUC relating to PGE’s recovery of its Trojan plant costs, including the OPUC’s remedial authority.

Item 1A.	Risk Factors.

There have been no material changes to PGE’s Risk Factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 27, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

PGE’s 2008 Annual Meeting of Shareholders was held May 7, 2008 to conduct the following items of business:

1.	To elect directors for the coming year;
2.	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008;
3.	To approve the amended and restated Portland General Electric Company 2006 Stock Incentive Plan; and
4.	To approve the Portland General Electric Company 2008 Annual Cash Incentive Master Plan for Executive Officers.

The following nominees were elected to serve on the board of directors:

Nominee	For	Withheld
John W. Ballantine	56,103,117	817,088
Rodney L. Brown, Jr.	56,219,036	701,169
David A. Dietzler	56,220,997	699,208
Peggy Y. Fowler	56,218,896	701,309
Mark B. Ganz	56,220,525	699,679
Corbin A. McNeill, Jr.	54,219,749	2,700,456
Neil J. Nelson	56,103,539	816,666
M. Lee Pelton	56,102,778	817,427
Maria M. Pope	56,218,139	702,066
Robert T.F. Reid	56,103,311	816,894

The proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31,2008 was approved and received the following votes: For, 56,547,330; Against, 34,246; and Abstain, 338,628.

The proposal to approve the amended and restated Portland General Electric Company 2006 Stock Incentive Plan was approved and received the following votes: For, 46,913,255; Against, 5,481,607; Abstain, 353,063; and Broker non-votes, 4,172,280.

The proposal to approve the Portland General Electric Company 2008 Annual Cash Incentive Master Plan for Executive Officers was approved and received the following votes: For, 51,852,044; Against, 530,017; Abstain, 365,864; and Broker non-votes, 4,172,280.

There were no other matters submitted to a vote of shareholders during the second quarter.

Item 6.	Exhibits.

3.1	Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 3, 2006).

3.2	Fifth Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 8, 2007).

4.1	Sixtieth Supplemental Indenture, dated April 1, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 17, 2008).

10.1	Employment Agreement, dated and effective May 6, 2008, between Stephen M. Quennoz and Portland General Electric Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2008).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certifications of Chief Executive Officer and Chief Financial Officer.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date: August 7, 2008	By:	/s/ James J. Piro
James J. Piro
Executive Vice President, Finance,
Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)