Form 10-Q
period 2010-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2010-10-28
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 1-5532-99

PORTLAND GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

Oregon	93-0256820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
121 SW Salmon Street
Portland, Oregon 97204
(503) 464-8000
(Address of principal executive offices, including zip code, and Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). [x] Yes x [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

Number of shares of common stock outstanding as of October 22, 2010 is 75,298,847 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

DEFINITIONS

The following abbreviations and acronyms are used throughout this document:

Abbreviation or Acronym	Definition
AFDC	Allowance for funds used during construction
BART	Best Available Retrofit Technology
Biglow Canyon	Biglow Canyon Wind Farm
Boardman	Boardman coal plant
BPA	Bonneville Power Administration
CAA	Clean Air Act
CERS	California Energy Resources Scheduling
Colstrip	Colstrip Units 3 and 4 coal plant
DEQ	Oregon Department of Environmental Quality
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRP	Integrated Resource Plan
ISFSI	Independent Spent Fuel Storage System
LLC	Limited Liability Company
Moody's	Moody's Investors Service
MW	Megawatts
MWa	Average megawatts
MWh	Megawatt hours
NVPC	Net Variable Power Costs
OEQC	Oregon Environmental Quality Commission
OPUC	Public Utility Commission of Oregon
PCAM	Power Cost Adjustment Mechanism
S&P	Standard & Poor's Ratings Services
SB 408	Oregon Senate Bill 408 (Oregon Revised Statutes 757.268)
SEC	Securities and Exchange Commission
Trojan	Trojan Nuclear Plant
URP	Utility Reform Project
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues, net	$464	$445	$1,328	$1,319
Operating expenses:
Purchased power and fuel	203	225	613	664
Production and distribution	42	42	127	127
Administrative and other	47	43	140	134
Depreciation and amortization	59	53	173	160
Taxes other than income taxes	23	20	67	64
Total operating expenses	374	383	1,120	1,149
Income from operations	90	62	208	170
Other income:
Allowance for equity funds used during construction	4	5	12	13
Miscellaneous income, net	3	5	1	6
Other income, net	7	10	13	19
Interest expense	27	25	82	76
Income before income taxes	70	47	139	113
Income taxes	22	16	40	32
Net income	48	31	99	81
Less: net loss attributable to noncontrolling interests	(1)	(1)	(1)	(6)
Net income attributable to Portland General Electric Company	$49	$32	$100	$87

Weighted-average shares outstanding (in thousands):
Basic	75,295	75,182	75,267	71,980
Diluted	75,311	75,223	75,282	72,057
Earnings per share:
Basic	$0.65	$0.43	$1.32	$1.21
Diluted	$0.65	$0.43	$1.32	$1.21
Dividends declared per common share	$0.260	$0.255	$0.775	$0.755

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7	$31
Accounts receivable, net	133	159
Unbilled revenues	67	95
Inventories	57	58
Margin deposits	117	56
Regulatory assets - current	221	197
Current deferred income taxes	78	—
Other current assets	70	94
Total current assets	750	690
Electric utility plant, net	4,114	3,858
Regulatory assets - noncurrent	604	465
Non-qualified benefit plan trust	43	47
Nuclear decommissioning trust	34	50
Other noncurrent assets	72	62
Total assets	$5,617	$5,172

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	September 30, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$149	$187
Short-term debt	20	—
Liabilities from price risk management activities - current	217	128
Current portion of long-term debt	—	186
Regulatory liabilities - current	13	27
Other current liabilities	121	92
Total current liabilities	520	620
Long-term debt, net of current portion	1,808	1,558
Regulatory liabilities - noncurrent	669	654
Deferred income taxes	499	356
Liabilities from price risk management activities - noncurrent	244	127
Unfunded status of pension and postretirement plans	116	143
Non-qualified benefit plan liabilities	97	96
Other noncurrent liabilities	79	75
Total liabilities	4,032	3,629
Commitments and contingencies (see notes)
Equity:
Portland General Electric Company shareholders' equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock, no par value, 160,000,000 shares authorized; 75,298,847 and 75,210,580 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	830	829
Accumulated other comprehensive loss	(5)	(6)
Retained earnings	760	719
Total Portland General Electric Company shareholders' equity	1,585	1,542
Noncontrolling interests' equity	—	1
Total equity	1,585	1,543
Total liabilities and equity	$5,617	$5,172

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$99	$81
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173	160
Increase (decrease) in net liabilities from price risk management activities	202	(94)
Regulatory deferral - price risk management activities	(202)	94
Deferred income taxes	48	23
Regulatory deferral of settled derivative instruments	37	(5)
Senate Bill 408 deferrals, net	(30)	(2)
Allowance for equity funds used during construction	(12)	(13)
Decoupling mechanism deferrals, net	(9)	4
Unrealized gains on non-qualified benefit plan trust assets	(2)	(7)
Power cost deferrals, net	(1)	(13)
Other non-cash income and expenses, net	24	16
Changes in working capital:
Decrease in receivables	54	61
(Increase) decrease in margin deposits	(61)	103
Income tax refund received	53	—
Decrease in payables	(16)	(51)
Other working capital items, net	5	15
Contribution to pension plan	(30)	—
Other, net	(15)	5
Net cash provided by operating activities	317	377
Cash flows from investing activities:
Capital expenditures	(384)	(544)
Sales of Nuclear decommissioning trust securities	27	30
Purchases of Nuclear decommissioning trust securities	(25)	(31)
Distribution from Nuclear decommissioning trust	19	—
Other, net	(1)	(1)
Net cash used in investing activities	(364)	(546)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$249	$430
Payments on long-term debt	(186)	(142)
Proceeds from issuance of common stock, net of issuance costs	—	170
Borrowings on revolving credit facilities	—	82
Payments on revolving credit facilities	—	(213)
Borrowings (payments) on short-term debt	11	(7)
Issuances (maturities) of commercial paper, net	9	(65)
Dividends paid	(58)	(53)
Debt issuance costs	(2)	(4)
Noncontrolling interests' capital contributions	—	7
Net cash provided by financing activities	23	205
Net change in cash and cash equivalents	(24)	36
Cash and cash equivalents, beginning of period	31	10
Cash and cash equivalents, end of period	$7	$46
Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$62	$46
Non-cash investing and financing activities:
Accrued capital additions	8	73
Accrued dividends payable	20	19

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the state of Oregon. The Company also sells electricity and natural gas in the wholesale market to utilities, brokers, and power and fuel marketers located throughout the western United States. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. PGE's corporate headquarters is located in Portland, Oregon and its service area is located within the state of Oregon. The Company served 822,407 retail customers as of September 30, 2010.

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

The financial information included herein for the three and nine month periods ended September 30, 2010 and 2009 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows of the Company for these interim periods. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs may not be reflective of amounts to be recognized for a full year. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and natural gas, interim financial results do not necessarily represent those to be expected for the year. The financial information as of December 31, 2009 is derived from the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in Item 8 of PGE's Annual Report on Form 10-K, filed with the SEC on February 25, 2010, and should be read in conjunction with such consolidated financial statements.

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

Recent Accounting Pronouncements

On January 1, 2010, PGE adopted certain provisions of Accounting Standards Codification 810, Consolidation (ASC 810), which changed how a company determines when a variable interest entity (VIE) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. ASC 810 requires a company to provide additional disclosures about its involvement with VIEs and what any significant change in risk exposure does to that involvement. A company is also required to disclose how its involvement with a VIE affects the company's performance. The adoption of these provisions of ASC 810 did not have a material impact on PGE's condensed consolidated financial position, condensed consolidated results of operations, or condensed consolidated cash flows.

Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (ASU 2010-06) requires (i) new disclosures about the transfers in and out of fair value measurement Levels 1 and 2 and a description of the reasons for the transfers and (ii) separate reporting about purchases, sales, issuances, and settlements for Level 3 fair value measurements. For additional information on the three broad levels, see Note 3. ASU 2010-06 also clarifies existing disclosures and requires (i) an entity to provide fair value measurement disclosures for each class of assets and liabilities and (ii) disclosures about inputs and valuation techniques. In accordance with the provisions of ASU 2010-06, on January 1, 2010, PGE adopted the requirements of ASU 2010-06, except for the disclosures about purchases, sales, issuance and settlements in the roll forward of activity in Level 3 fair value measurements, which did not have a material impact on PGE's consolidated financial position, consolidated results of operations, or consolidated cash flows. Based on the provisions of ASU 2010-06, PGE will adopt the disclosure requirements about purchases, sales, issuance and settlements in the roll forward of activity in Level 3 fair value measurements on January 1, 2011, which is not expected to have a material impact on PGE's consolidated financial position, consolidated results of operations, or consolidated cash flows.

NOTE 2: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable is net of an allowance for uncollectible accounts of $5 million as of September 30, 2010 and December 31, 2009.

The activity in the allowance for uncollectible accounts was as follows (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Balance as of beginning of period	$5	$4
Provision, net	5	7
Amounts written off, less recoveries	(5)	(6)
Balance as of end of period	$5	$5

Inventories

Inventories consist primarily of materials, supplies, and fuel. Materials and supplies inventories are used in operations and maintenance and capital activities, and are recorded at average cost. Fuel inventories include natural gas, oil, and coal and are used in PGE's generating plants. Natural gas is recorded at the lower of average cost or market, with coal and oil recorded at average cost.

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	September 30, 2010	December 31, 2009
Electric utility plant	$6,173	$5,596
Construction work in progress	168	406
Total cost	6,341	6,002
Less: accumulated depreciation and amortization	(2,227)	(2,144)
Electric utility plant, net	$4,114	$3,858

Accumulated depreciation and amortization in the table above includes amortization of intangible assets of $129 million and $122 million as of September 30, 2010 and December 31, 2009, respectively. Amortization expense related to intangible assets was $4 million for the three months ended September 30, 2010 and 2009, and $13 million and $12 million for the nine months ended September 30, 2010 and 2009, respectively.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	September 30, 2010		December 31, 2009
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Price risk management	$202	$242	$118	$125
Pension and other postretirement plans	—	191	—	196
Deferred income taxes	—	91	—	91
Deferred broker settlements	11	2	49	1
Debt reacquisition costs	—	24	—	26
Utility rate treatment of income taxes (SB 408)	—	25	7	—
Boardman power cost deferral	—	—	17	—
Other	8	29	6	26
Total regulatory assets	$221	$604	$197	$465
Regulatory liabilities:
Asset retirement removal costs	$—	$578	$—	$541
Asset retirement obligations	—	32	—	30
Utility rate treatment of income taxes (SB 408)	8	14	9	24
Trojan ISFSI pollution control tax credits	—	20	—	17
Other	5	25	18	42
Total regulatory liabilities	$13	$669	$27	$654

In the second quarter of 2010, the Public Utility Commission of Oregon (OPUC) revised its administrative rules concerning the application of Oregon Senate Bill 408 (SB 408). These rule changes are effective beginning with the report for the 2009 reporting period. Under the prior rules, PGE previously recorded a $13 million refund to customers for 2009. PGE's annual SB 408 report for 2009 was filed with the OPUC on October 15, 2010 based on the revised rules, reporting a $2 million refund to customers. A decision by the OPUC is expected by April 2011. Based on uncertainties relating to the regulatory process, PGE continues to reflect the $13 million refund on the consolidated balance sheet as of September 30, 2010, and will continue to evaluate the amount recorded as the 2009 filing proceeds through the OPUC review process. Application of the revised rules is not expected to have a material impact to the SB 408 calculation for 2010, currently estimated to result in a $33 million collection from customers for the year ending December 31, 2010. This estimated collection from customers reflects the impacts from the enactment of the Small Business Jobs Act in September 2010, which allows for, among other things, bonus depreciation.

On February 12, 2010, the OPUC issued an order authorizing the offset of the Boardman power cost deferral with the simultaneous amortization of an equal amount of customer credits related to nuclear decommissioning activities. Based on the OPUC order, $19 million was released from the Nuclear decommissioning trust to PGE, which is included in the condensed consolidated statements of cash flows for the nine months ended September 30, 2010.

Credit Facilities

PGE has the following unsecured revolving credit facilities:

•	A $370 million syndicated credit facility, with $10 million and $360 million scheduled to terminate in July 2012 and July 2013, respectively;

•	A $200 million syndicated credit facility, which is scheduled to terminate in December 2012; and

•	A $30 million credit facility, which is scheduled to terminate in June 2013.

Pursuant to the individual terms of the agreements, all credit facilities may be used for general corporate purposes and as backup for commercial paper borrowings. The $370 million and $30 million credit facilities also permit the issuance of standby letters of credit. All credit facilities contain customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreements, to 65% of total capitalization. As of September 30, 2010, PGE was in compliance with this covenant with a 53.4% debt ratio.

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

As of September 30, 2010, PGE had $257 million of letters of credit, $9 million of commercial paper, and no borrowings outstanding under the credit facilities. As of September 30, 2010, the aggregate unused credit available under the credit facilities was $334 million.

Long-term Debt

During the nine months ended September 30, 2010, PGE had the following long-term debt transactions:

•	On June 15th, issued $58 million of 3.81% First Mortgage Bonds due June 2017, with interest payable semi-annually on June 15th and December 15th;

•	On June 1st, repaid $17 million of 4.8% Port of St. Helens Pollution Control Revenue Bonds;

•	On April 1st, repaid $20 million of 4.8% Port of St. Helens Pollution Control Revenue Bonds;

•	On March 15th, repaid $149 million of 7.875% unsecured notes;

•	On March 11th, remarketed $121 million of Pollution Control Revenue Bonds due May 2033 at 5.0%, with interest payable semi-annually on March 1st and September 1st, which are backed by first mortgage bonds; and

•	On January 15th, issued $70 million of 3.46% First Mortgage Bonds due January 2015, with interest payable semi-annually on January 15th and July 15th.

As of September 30, 2010, the Company holds $21 million of Pollution Control Revenue Bonds, which can be remarketed through 2033.

Pension and Other Postretirement Benefits

Components of net periodic benefit cost are as follows for the three months ended September 30, (in millions):

	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2010	2009	2010	2009	2010	2009
Service cost	$3	$3	$—	$—	$—	$—
Interest cost	7	7	1	1	—	—
Expected return on plan assets	(10)	(11)	(1)	(1)	—	—
Amortization of prior service cost	1	1	1	1	—	—
Amortization of net actuarial loss	—	—	—	—	1	1
Net periodic benefit cost	$1	$—	$1	$1	$1	$1

Components of net periodic benefit cost are as follows for the nine months ended September 30, (in millions):

	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2010	2009	2010	2009	2010	2009
Service cost	$9	$9	$1	$1	$—	$—
Interest cost	21	23	3	3	1	1
Expected return on plan assets	(30)	(33)	(1)	(1)	—	—
Amortization of prior service cost	1	1	1	1	—	—
Amortization of net actuarial loss	2	—	1	1	1	1
Net periodic benefit cost	$3	$—	$5	$5	$2	$2

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments, both assets and liabilities recognized and not recognized in PGE's condensed consolidated balance sheets, for which it is practicable to estimate fair value is as follows as of September 30, 2010 and December 31, 2009:

•	The fair value of cash and cash equivalents and short-term debt approximate their carrying amounts due to the short-term nature of these balances;

•	Derivative instruments are recorded at fair value and are based on published market indices as adjusted for other market factors such as location pricing differences or internally developed models;

•
Certain trust assets, consisting of money market funds and fixed income securities included in the Nuclear decommissioning trust and marketable securities included in the Non-qualified benefit plan trust, are recorded at fair value and are based on quoted market prices; and

•
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to PGE for debt of similar remaining maturities. As of September 30, 2010, the estimated aggregate fair value of PGE's long-term debt was $1,925 million, compared to its $1,808 million carrying amount. As of December 31, 2009, the estimated aggregate fair value of PGE's long-term debt was $1,818 million, compared to its $1,744 million carrying amount.

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

Level 3 - Pricing inputs include significant inputs that are generally less observable than objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs. At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement and includes in Level 3 all of those instruments whose fair value is based on significant unobservable inputs.

The Company's assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust*:
Money market funds	$13	$—	$—	$13
Debt securities:
U.S. treasury securities	3	—	—	3
Corporate debt securities	—	7	—	7
Mortgage-backed securities	—	5	—	5
Municipal securities	—	4	—	4
Asset-backed securities	—	2	—	2
Non-qualified benefit plan trust**:
Equity securities:
Mutual funds	16	—	—	16
Common stocks	2	—	—	2
Debt securities - mutual funds	3	—	—	3
Assets from price risk management activities*:
Electricity	—	6	—	6
Natural gas	—	11	—	11
	$37	$35	$—	$72
Liabilities - Liabilities from price risk management activities*:
Electricity	$—	$123	$49	$172
Natural gas	—	43	246	289
	$—	$166	$295	$461

*     Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.
**    Excludes insurance policies which are recorded at cash surrender value.

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust*:
Money market funds	$31	$—	$—	$31
Debt securities:
U.S. treasury securities	4	—	—	4
Corporate debt securities	—	8	—	8
Mortgage-backed securities	—	5	—	5
Municipal securities	—	2	—	2
Non-qualified benefit plan trust**:
Equity securities:
Mutual funds	19	—	—	19
Common stocks	2	—	—	2
Debt securities - mutual funds	4	—	—	4
Assets from price risk management activities*:
Electricity	—	7	—	7
Natural gas	—	6	—	6
	$60	$28	$—	$88
Liabilities - Liabilities from price risk management activities*:
Electricity	$—	$72	$9	$81
Natural gas	—	29	145	174
	$—	$101	$154	$255

*     Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.
**    Excludes insurance policies which are recorded at cash surrender value.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Nuclear decommissioning trust assets reflect the assets held in trust to fund general decommissioning costs and operation of the Independent Spent Fuel Storage Installation (ISFSI) and consist of money market funds and fixed income securities. Non-qualified benefit plan trust reflects the assets held in trust to fund a portion of the obligations of PGE's non-qualified benefit plans and consist primarily of marketable securities.

Assets and liabilities from price risk management activities represent derivative transactions entered into by PGE to manage its exposure to commodity price risk and minimize net power costs for service to the Company's retail customers and may consist of forward, swap, and option contracts for electricity, natural gas, oil, and foreign currency, and futures contracts for natural gas and oil. PGE applies a market-based approach to the fair value measurement of its derivative transactions. Inputs into the valuation of derivative activities include forward commodity and foreign exchange pricing, interest rates, volatility and correlation. PGE utilizes the Black-Scholes and Monte Carlo pricing models for commodity option contracts. Forward pricing, which employs the mid-point of the market's bid-ask spread, is derived using observed transactions in active markets, as well as historical experience as a participant in those markets, and is validated against nonbinding quotes from brokers with whom the Company transacts. Interest rates used to calculate the present value of derivative valuations incorporate PGE's borrowing ability. The Company also considers the liquidity of delivery points of executed transactions when determining where in the fair value hierarchy a transaction should be classified. PGE considers its creditworthiness and the creditworthiness of its counterparties when determining the appropriateness of a particular transaction's assigned Level in the fair value hierarchy.

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net liabilities from price risk management activities as of beginning of period	$(225)	$(156)	$(154)	$(123)
Net realized and unrealized gains (losses)	(69)	10	(128)	(24)
Purchases, issuances and settlements, net	(1)	—	(13)	1
Net transfers out of Level 3	—	(2)	—	(2)
Net liabilities from price risk management activities as of end of period	$(295)	$(148)	$(295)	$(148)

The Level 3 net realized and unrealized gains (losses) presented in the preceding table are recorded in Purchased power and fuel expense in the condensed consolidated statements of income and have been fully offset by the effects of regulatory accounting with the exception of the nine months ended September 30, 2009, of which net realized and unrealized losses of $27 million have been offset. Transfers into Level 3 occur when significant inputs used to value the Company's derivative instruments become less observable, such as a delivery location becoming significantly less liquid. Transfers out of Level 3 occur when the significant inputs become more observable, such as the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers in and transfers out of Level 3 at the end of the reporting period for all of its financial instruments.

NOTE 4: PRICE RISK MANAGEMENT

PGE participates in the wholesale marketplace in order to balance its supply of power, which consists of its own generating resources combined with wholesale market transactions, to meet the needs of its retail customers, manage risk, and administer its existing long-term wholesale contracts. Such activities include power purchases and sales resulting from economic dispatch decisions for Company-owned generation. As a result of this ongoing business activity, PGE is exposed to commodity price risk and foreign currency exchange rate risk, where adverse changes in prices and/or rates may affect the Company's financial position, performance, or cash flow.

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

PGE has elected not to net on the balance sheet the positive and negative exposures resulting from derivative instruments entered into with counterparties where a master netting arrangement exists. As of September 30, 2010 and December 31, 2009, the Company had $42 million and $28 million, respectively, in collateral posted with these counterparties, consisting entirely of letters of credit.

PGE's net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions were as follows (in millions):

	September 30, 2010		December 31, 2009
Commodity contracts:
Electricity	11	MWh	12	MWh
Natural gas	95	Decatherms	96	Decatherms
Foreign exchange	$8	Canadian	$5	Canadian

The fair value of PGE's Assets and Liabilities from price risk management activities consists of the following (in millions):

	September 30, 2010		December 31, 2009
Current assets:
Commodity contracts:
Electricity	$6		$6
Natural gas	9		5
Total current derivative assets	15	(1)	11	(1)
Noncurrent assets:
Commodity contracts:
Electricity	—		1
Natural gas	2		1
Total noncurrent derivative assets	2	(2)	2	(2)
Total derivative assets not designated as hedging instruments	$17		$13
Total derivative assets	$17		$13
Current liabilities:
Commodity contracts:
Electricity	$97		$57
Natural gas	120		71
Total current derivative liabilities	217		128
Noncurrent liabilities:
Commodity contracts:
Electricity	75		24
Natural gas	169		103
Total noncurrent derivative liabilities	244		127
Total derivative liabilities not designated as hedging instruments	$461		$255
Total derivative liabilities	$461		$255

(1)	Included in Other current assets on the condensed consolidated balance sheets.

(2)	Included in Other noncurrent assets on the condensed consolidated balance sheets.

Net realized and unrealized gains (losses) on derivative transactions not designated as hedging instruments are classified in Purchased power and fuel in the condensed consolidated statements of income and were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Commodity contracts:
Electricity	$(76)	$17	$(135)	$(52)
Natural Gas	(72)	14	(181)	(69)
Oil	—	—	—	(1)

Unrealized gains and losses and certain realized gains and losses presented in the table above are offset within the statement of income by the effects of regulatory accounting. Of the net gain (loss) recognized in net income for the three months ended September 30, 2010 and 2009, $(146) million and $31 million, respectively, have been offset. Of the net loss recognized in net income for the nine months ended September 30, 2010 and 2009, $(306) million and $(110) million, respectively, have been offset.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of September 30, 2010 related to PGE's derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2010	2011	2012	2013	2014	Total
Commodity contracts:
Electricity	$22	$87	$32	$18	$7	$166
Natural gas	42	101	82	44	9	278
Net unrealized loss	$64	$188	$114	$62	$16	$444

The Company's secured and unsecured debt is currently rated at investment grade by Moody's Investors Service (Moody's) and Standard and Poor's Ratings Services (S&P). Should Moody's and/or S&P reduce their rating on the Company's unsecured debt to below investment grade, PGE could be subject to requests by certain wholesale counterparties to post additional performance assurance collateral, in the form of cash or letters of credit, based on total portfolio positions with each of those counterparties and certain other counterparties would have the right to terminate their agreements with the Company.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2010 was $361 million, for which the Company has $237 million in posted collateral, consisting entirely of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered at September 30, 2010, the cash requirement to either post as collateral or settle the instruments immediately would have been $346 million.

Counterparties representing 10% or more of Assets and Liabilities from price risk management activities as of September 30, 2010 or December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
Assets from price risk management activities:
Counterparty A	28%	41%
Counterparty B	21	14
Counterparty C	—	15
Counterparty E	10	2
	59%	72%
Liabilities from price risk management activities:
Counterparty A	22%	19%
Counterparty C	14	13
Counterparty D	9	14
	45%	46%

See Note 3 for additional information concerning the determination of fair value for the Company's Assets and Liabilities from price risk management activities.

NOTE 5: EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator (in millions):
Net income attributable to Portland General Electric Company common shareholders	$49	$32	$100	$87
Denominator (in thousands):
Weighted-average common shares outstanding - basic	75,295	75,182	75,267	71,980
Dilutive effect of unvested restricted stock units and employee stock purchase plan shares	16	41	15	77
Weighted-average common shares outstanding - diluted	75,311	75,223	75,282	72,057
Earnings per share - basic and diluted	$0.65	$0.43	$1.32	$1.21

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

NOTE 6: EQUITY

The activity in equity during the nine months ended September 30, 2010 and 2009 is as follows (dollars in millions):

	Portland General Electric Company Shareholders' Equity
	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests' Equity
	Shares	Amount
Balances as of January 1, 2010	75,210,580	$829	$(6)	$719	$1
Vesting of restricted and performance stock units	73,421	—	—	—	—
Issuance of shares pursuant to employee stock purchase plan	14,846	—	—	—	—
Stock-based compensation	—	1	—		—
Dividends declared	—	—	—	(59)	—
Net income (loss)	—	—	—	100	(1)
Other comprehensive income	—	—	1	—	—
Balances as of September 30, 2010	75,298,847	$830	$(5)	$760	$—

Balances as of January 1, 2009	62,575,257	$659	$(5)	$700	$—
Issuance of common stock, net of issuance costs of $6	12,477,500	170	—	—	—
Vesting of restricted and performance stock units	124,019	—	—	—	—
Issuance of shares pursuant to employee stock purchase plan	14,906	—	—	—	—
Noncontrolling interest capital contributions	—	—	—	—	7
Dividends declared	—	—	—	(57)	—
Net income (loss)	—	—	—	87	(6)
Balances as of September 30, 2009	75,191,682	$829	$(5)	$730	$1

NOTE 7: COMPREHENSIVE INCOME

Comprehensive income is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$48	$31	$99	$81
Pension and other postretirement plans’ funded position, net of taxes	1	2	4	3
Reclassification of defined benefit pension plan and other benefits to a regulatory asset, net of taxes	—	(2)	(3)	(3)
Comprehensive income	49	31	100	81
Less: comprehensive loss attributable to noncontrolling interests	(1)	(1)	(1)	(6)
Comprehensive income attributable to Portland General Electric Company	$50	$32	$101	$87

NOTE 8: CONTINGENCIES

Trojan Investment Recovery

Background. In 1993, PGE closed the Trojan Nuclear Plant (Trojan) and sought full recovery of, and a rate of return on, its Trojan costs in a general rate case filing with the OPUC. The OPUC issued a general rate order that granted the Company recovery of, and a rate of return on, 87% of its remaining investment in Trojan.

Court Proceedings on OPUC Authority to Grant Recovery of Return on Trojan Investment. Numerous challenges, appeals and reviews were subsequently filed in various state courts on the issue of the OPUC's authority under Oregon law to grant recovery of, and a return on, the Trojan investment. The primary plaintiffs in the litigation were the Citizens' Utility Board (CUB) and the Utility Reform Project (URP). In 1998, the Oregon Court of Appeals upheld the OPUC order authorizing PGE's recovery of the Trojan investment, but held that the OPUC did not have the authority to allow PGE to recover a return on the Trojan investment and remanded the case to the OPUC for reconsideration.

In 2000, PGE, CUB, and the staff of the OPUC entered into agreements to settle the litigation related to PGE's recovery of, and return on, its investment in Trojan. The URP did not participate in the settlement and filed a complaint with the OPUC challenging the settlement agreements.

In March 2002, the OPUC issued an order (2002 Order) denying all of the URP's challenges, and approving the accounting and ratemaking elements of the 2000 settlement. In 2007, following several appeals by various parties, the Oregon Court of Appeals issued an opinion that remanded the 2002 Order to the OPUC for reconsideration.

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

Class Actions. In a separate legal proceeding, two class action lawsuits were filed in Marion County Circuit Court against PGE in 2003 on behalf of two classes of electric service customers (the Class Action Plaintiffs). The lawsuits seek damages of $260 million plus interest as a result of PGE's inclusion, in prices charged to customers, of a return on its investment in Trojan.

In August 2006, the Oregon Supreme Court issued a ruling ordering the abatement of the class action proceedings until the OPUC responded to the remand of the 2002 Order (described above). The Oregon Supreme Court concluded that the OPUC has primary jurisdiction to determine what, if any, remedy it can offer to PGE customers, through price reductions or refunds, for any amount of return on the Trojan investment PGE collected in prices for the period from April 1, 1995 through October 1, 2000.

The Oregon Supreme Court further stated that if the OPUC determined that it can provide a remedy to PGE's customers, then the class action proceedings may become moot in whole or in part. The Oregon Supreme Court added that, if the OPUC determined that it cannot provide a remedy, the court system may have a role to play. The Oregon Supreme Court also ruled that the plaintiffs retain the right to return to the Marion County Circuit Court for disposition of whatever issues remain unresolved from the remanded OPUC proceedings.

In October 2006, the Marion County Circuit Court abated the class actions in response to the ruling of the Oregon Supreme Court. In October 2007, the Class Action Plaintiffs filed a motion to lift the abatement. In February 2009, the Circuit Court denied the motion.

Management cannot predict the ultimate outcome of the above matters. Management believes that these matters will not have a material adverse impact on the financial condition of the Company, but may have a material adverse impact on the results of operations and cash flows in future reporting periods.

Complaint and Application for Deferral - Income Taxes

On October 5, 2005, the URP and another party (together, the Complainants) filed a Complaint and an Application for Deferred Accounting with the OPUC alleging that, since the September 2, 2005 effective date of SB 408, PGE's rates were not just and reasonable and were in violation of SB 408 because they contained approximately $92.6 million in annual charges for state and federal income taxes that are not being paid to any governmental entity. The Complaint and Application for Deferred Accounting requested that the OPUC order the creation of a deferred account for all amounts charged to customers since September 2, 2005 for state and federal income taxes, less amounts actually paid by or on behalf of PGE to the federal and state governments for income taxes.

In August 2007, the OPUC issued an order granting the Application for Deferred Accounting for the period from October 5, 2005 through December 31, 2005. The OPUC's order also dismissed the Complaint, on grounds that it was superfluous to the Complainants' application for deferred accounting.

In August 2009, the OPUC issued an order that denied amortization of any deferral in this matter, based on a review of PGE's earnings over the twelve month period ended September 30, 2006.

On October 16, 2009, Complainants filed an appeal of the August 2009 order with the Oregon Court of Appeals.

Management cannot predict the ultimate outcome of this matter. Management believes this matter will not have a material adverse effect on PGE's financial condition, results of operations or cash flows.

Lawsuit filed by Turlock Irrigation District

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

In August 2009, PGE filed a motion for summary judgment asserting, among other things, that Turlock does not have standing to bring a contract or tort claim against PGE, that damages based on economic loss are not recoverable under a tort claim, and that, under the OOA, the parties have waived the right to bring tort claims based on a theory of negligence. In November 2009, the Court denied PGE's motion for summary judgment. A trial has been scheduled for February 2011.

Management cannot predict the ultimate outcome of this matter. Management believes that the outcome will not have a material adverse impact on the financial condition of the Company, but may have a material adverse impact on PGE's results of operations and cash flows in future reporting periods.

Lawsuit filed by Sierra Club and Other Environmental Groups

On September 30, 2008, the Sierra Club and other environmental groups filed suit against PGE in the U.S. District Court for the District of Oregon (Court) for alleged violations of the federal Clean Air Act (CAA), Oregon's State Implementation Plan (SIP) at PGE's Boardman Coal Plant, the Plant's CAA Title V permit, and additional alleged violations of various environmental related regulations.

The plaintiffs seek injunctive relief that includes permanently enjoining PGE from operating Boardman except in accordance with the CAA, Oregon's SIP, and the plant's Title V Permit. In addition, plaintiffs seek civil penalties against PGE including $27,500 per day per alleged violation for violations occurring before March 15, 2004 and $32,500 per day per alleged violation occurring thereafter. The total amount of monetary penalties and damages asserted in the complaint cannot be determined with certainty. However, based solely on the complaint, the Company estimates that the amount could be up to approximately $60 million.

On September 30, 2009, the Court ruled on PGE's motion to dismiss most of the claims. In summary, the court denied PGE's motion with respect to most of the plaintiff's claims, but granted PGE's motion with respect to certain of the plaintiff's claims. The principal claims that remain are (i) that PGE constructed Boardman without complying with the 1974 and 1977 federal pre-construction permitting requirements, (ii) that PGE modified Boardman in the 1990s without complying with Oregon's pre-construction permitting requirements, and (iii) that certain modifications to Boardman triggered New Source Performance Standards (NSPS).

Management cannot predict the ultimate outcome of the above matters. Management believes that these matters will not have a material adverse impact on the financial condition of the Company, but may have a material adverse impact on the results of operations and cash flows in future reporting periods.

EPA Notice of Violation

On September 28, 2010, PGE received a Notice of Violation (NOV) from the U.S. Environmental Protection Agency (EPA). The NOV states that the EPA has determined that PGE is violating the NSPS under the CAA, and Operating Permit requirements under Title V of the CAA, at the Boardman plant. In the NOV, the EPA asserts that certain projects at the Boardman plant in 1998 and in 2004 triggered the NSPS, that PGE did not satisfy these standards and that, therefore, PGE has operated the boiler at the Boardman plant in violation of the CAA. The NOV states the maximum civil penalties the EPA is authorized to impose under the CAA for violations of the NSPS (which range from $25,000 to $37,500 per day), but does not impose any penalties, or specify the amount of any proposed penalties with respect to the alleged violations. Accordingly, management cannot estimate the range of potential liability for the violations asserted in the NOV. In the NOV, the EPA has offered PGE an opportunity to confer with the EPA about the violations cited and to present information on the specific findings of the EPA. PGE expects to meet with the EPA during the first quarter of 2011 for this purpose.

Management cannot predict the ultimate outcome of the above matters. Management believes that these matters will not have a material adverse impact on the financial condition of the Company, but may have a material adverse impact on the results of operations and cash flows in future reporting periods.

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

In August 2007, the Ninth Circuit issued its decision, concluding that the FERC failed to adequately explain how it considered or examined new evidence showing intentional market manipulation in California and its potential ties to the Pacific Northwest and that the FERC should not have excluded from the Pacific Northwest Refund proceeding purchases of energy made by the California Energy Resources Scheduling (CERS) division in the Pacific Northwest spot market. The Ninth Circuit remanded the case to the FERC to: (i) address the new market manipulation evidence in detail and account for it in any future orders regarding the award or denial of refunds in the proceedings; (ii) include sales to CERS in its analysis; and (iii) further consider its refund decision in light of related, intervening opinions of the court. The Ninth Circuit offered no opinion on the FERC's findings based on the record established by the administrative law judge and did not rule on the FERC's ultimate decision to deny refunds. After denying requests for rehearing, the Ninth Circuit in April 2009 issued a mandate giving immediate effect to its August 2007 order remanding the case to the FERC. In January 2010, the Supreme Court of the United States denied a petition for certiorari filed by various sellers, including PGE.

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

Management cannot predict the outcome of the Pacific Northwest Refund proceeding, whether the FERC will order refunds in this proceeding, or how such refunds, if any, would be calculated. Management believes that the outcome will not have a material adverse impact on the financial condition of the Company, but may have a material adverse impact on PGE's results of operations and cash flows in future reporting periods.

EPA Investigation of Portland Harbor

A 1997 investigation by the EPA of a segment of the Willamette River known as the Portland Harbor revealed significant contamination of river sediments. The EPA subsequently included this segment on the federal National Priority List pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act as a federal Superfund site and listed 69 Potentially Responsible Parties (PRPs). PGE was included among the PRPs as it has historically owned or operated property near the river.

The Portland Harbor site is currently undergoing a remedial investigation and feasibility study (RI/FS) pursuant to an Administrative Order on Consent (AOC) between the EPA and several PRPs, not including PGE. In the AOC, the EPA determined that the RI/FS would focus on a segment of the river approximately 5.7 miles in length.

In January 2008, the EPA requested information from various parties, including PGE, concerning properties in or near the segment of the river being examined in the RI/FS, as well as several miles beyond that 5.7 mile segment. Subsequently, the EPA has listed additional PRPs, which now number over one hundred.

The EPA will determine the boundaries of the site at the conclusion of the RI/FS in a Record of Decision in which it will document its findings and select a preferred cleanup alternative. The EPA expects to issue the Record of Decision in 2012.

Sufficient information is currently not available to determine the total cost of any required investigation or remediation of the Portland Harbor site or the liability of PRPs, including PGE. Management cannot predict the ultimate outcome of this matter. Management believes that the outcome will not have a material adverse impact on the financial condition of the Company, but may have a material adverse impact on PGE's results of operations and cash flows in future reporting periods.

Investigation of Harbor Oil

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

PGE received a Special Notice Letter for RI/FS from the EPA, dated June 27, 2005, in which the Company was named as one of 14 PRPs with respect to the Harbor Oil site. In May 2007, an AOC was signed by the EPA and six other parties, including PGE, to implement an RI/FS at the Harbor Oil site. The draft remedial investigation was completed with the resulting report submitted to the EPA.

Sufficient information is currently not available to determine the total cost of investigation and remediation of the Harbor Oil site or the liability of the PRPs, including PGE. Management cannot predict the ultimate outcome of this matter. Management believes that the outcome of this matter will not have a material adverse impact on the financial condition of the Company, but may have a material adverse impact on PGE's results of operations and cash flows in future reporting periods.

Other Matters

PGE is subject to other regulatory, environmental, and legal proceedings that arise from time to time in the ordinary course of its business, which may result in adverse judgments against the Company. Although management currently believes that resolution of such matters will not have a material adverse effect on its financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties and management's view of these matters may change in the future.

NOTE 9: GUARANTEES

PGE enters into financial agreements and power purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on PGE's historical experience and the evaluation of the specific indemnities. As of September 30, 2010, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

PGE has a loan guarantee to a financial institution that has provided a loan to one of the variable interest entities with which PGE is involved, for the construction of photovoltaic solar generating facilities. For further information on PGE's relationship with variable interest entities, see Note 10. The maximum amount available pursuant to the loan agreement is $13.1 million, with the maximum potential amount that PGE could be required to pay pursuant to the guarantee equal to the amount outstanding under the loan at the time of default, plus any outstanding interest. As of September 30, 2010, approximately $11 million is outstanding under this loan agreement, which is included in Short-term debt on PGE's condensed consolidated balance sheet. PGE has no recourse to any party for any amount it could be required to pay pursuant to this guarantee.

NOTE 10: VARIABLE INTEREST ENTITIES

PGE has determined that its interest in three VIEs, as outlined below, contains the obligation to absorb the variability of the entities that could potentially be significant to the VIEs, and the power to direct the activities that most significantly affect the entities' economic performance. Accordingly, the VIEs are consolidated within the Company's condensed consolidated financial statements. All three arrangements were formed for the sole purpose of designing, developing, constructing, owning, maintaining, operating, and financing photovoltaic solar power facilities located on real property owned by third parties and selling the energy generated by the facilities. PGE is the Managing Member in each of the Limited Liability Companies (LLCs), holding less than 1% equity interest in each entity, and a financial institution is the Investor Member, holding more than 99% equity interest in each entity. As the primary beneficiary, PGE consolidates the VIEs.

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

During 2009, impairment losses of $5 million, which are classified in Depreciation and amortization expense, were recognized on photovoltaic solar power facilities held by one LLC. Based on PGE's intent to ultimately acquire 100% of the LLC and the fact that the capitalized cost of the photovoltaic solar power facilities exceeded the undiscounted cash flows of the facilities over their estimated useful lives, an impairment analysis was performed at the time each facility was completed. Immediately following the completion of the photovoltaic solar power facilities, an impairment loss was recognized on these assets. The impairment losses were equal to the excess of the carrying amount over the estimated fair value of these photovoltaic solar power facilities. Estimated fair value was determined using the discounted cash flow method, with the new cost basis of these photovoltaic solar power facilities to be amortized over the remaining estimated useful lives.

As noted above, PGE has consolidated the VIEs even though it has less than a 1% ownership interest in the LLCs. The participating members are allocated their proportionate share of the LLCs' net losses based on the respective members' ownership percent. Accordingly, the majority of the impairment losses, which are included in the net losses of the LLCs, are attributable to the "noncontrolling interests" through the Net loss attributable to noncontrolling interests in PGE's condensed consolidated statements of income.

Included in PGE's consolidated balance sheet as of September 30, 2010 are LLC assets with carrying amounts totaling $15 million, with $3 million and $12 million classified as Cash and cash equivalents and Electric utility plant, net, respectively, while as of December 31, 2009, the LLCs' total assets of $2 million were primarily classified as Electric utility plant, net. These assets can only be used to settle the obligations of the consolidated VIEs. As of September 30, 2010, the LLCs' liabilities totaled $12 million, the majority of which are classified as Short-term debt, while as of December 31, 2009, the LLCs' total liabilities were nominal.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this report includes statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to expectations, beliefs, plans and objectives for future operations, assumptions, business prospects, expected changes in future loads, the outcome of litigation and regulatory proceedings, future capital expenditures, market conditions, future events or performance and other matters. Words or phrases such as “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will likely result,” “will continue,” or similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed. PGE's expectations, beliefs and projections are expressed in good faith and are believed by PGE to have a reasonable basis including, but not limited to, management's examination of historical operating trends and data contained in records and other data available from third parties, but there can be no assurance that PGE's expectations, beliefs or projections will be achieved or accomplished.

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

•	the outcome of legal and regulatory proceedings and issues including, but not limited to, the matters described in Note 8, Contingencies, in the Notes to Condensed Consolidated Financial Statements;

•
unseasonable or extreme weather and other natural phenomena, which in addition to affecting customers' demand for power, could significantly affect PGE's ability and cost to procure adequate supplies of fuel or power to serve its customers, and could increase PGE's costs to maintain its generating facilities and transmission and distribution systems;

•
operational factors affecting PGE's power generation facilities, including forced outages, hydro conditions, wind conditions, and disruption of fuel supply, which may cause the Company to incur replacement power costs or repair costs;

•
the continuing effects of weak economies in the state of Oregon and the United States, including decreased demand for electricity and reduced revenue from sales of excess energy during periods of low wholesale market prices, impaired financial soundness of vendors and service providers and elevated levels of uncollectible customer accounts;

•
declines in wholesale power and natural gas prices, which would require the Company to issue additional letters of credit or post additional cash as collateral with counterparties pursuant to existing power and natural gas purchase agreements;

•
capital market conditions, including access to capital, interest rate volatility, reductions in demand for investment-grade commercial paper and the availability and cost of capital, as well as changes in PGE's credit ratings, which could have an impact on the Company's cost of capital and its ability to access the capital markets to support requirements for working capital, construction costs, and the repayments of maturing debt;

•
future laws, regulations, and proceedings that could increase the Company's costs or affect the operations of the Company's thermal generating plants by imposing requirements for additional pollution control equipment or significant emissions fees or taxes, particularly with respect to coal-fired generation facilities, in order to mitigate carbon dioxide, mercury, and other gas emissions;

•	wholesale prices for natural gas, coal, oil, and other fuels and their impact on the availability and price of wholesale power in the western United States;

•	changes in residential, commercial, and industrial growth and demographic patterns in PGE's service territory;

•	the effectiveness of PGE's risk management policies and procedures and the creditworthiness of customers and counterparties;

•	the failure to complete capital projects on schedule and within budget;

•	the effects of Oregon law related to utility rate treatment of income taxes, which may result in earnings volatility and affect PGE's results of operation;

•	the outcome of efforts to relicense the Company's hydroelectric projects, as required by the FERC;

•	declines in the market prices of equity securities held by, and increased funding requirements for, defined benefit pension plans and other benefit plans;

•	changes in, and compliance with, environmental and endangered species laws and policies;

•	the effects of climate change, including changes in the environment that may affect energy costs or consumption, increase the Company's costs, or adversely affect its operations;

•	new federal, state, and local laws that could have adverse effects on operating results;

•	employee workforce factors, including aging, potential strikes, work stoppages, and transitions in senior management;

•	general political, economic, and financial market conditions;

•	natural disasters and other natural risks, such as earthquake, flood, drought, lightning, wind, and fire;

•	financial or regulatory accounting principles or policies imposed by governing bodies; and

•	acts of war or terrorism.

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

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of the business environment, results of operations, and financial condition of PGE. MD&A should be read in conjunction with the Company's condensed consolidated financial statements contained in this report as well as the consolidated financial statements and disclosures in its Annual Report on Form 10-K for the year ended December 31, 2009, and other periodic and current reports filed with the SEC.

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

The Company's revenues and income from operations can fluctuate during the year due to the impacts of seasonal weather conditions on demand for electricity, price changes, customer usage patterns (which can be affected by the economy), and the availability and price of purchased power and fuel. PGE is a winter-peaking utility that typically experiences its highest retail energy sales during the winter heating season, with a slightly lower peak in the summer that generally results from air conditioning demand.

Customers and Demand - Retail energy deliveries for the nine months ended September 30, 2010 decreased 3.9% from the same period last year as a result of a cooler summer and a warmer winter for 2010 and the continued effects of a weak economy and sustained high unemployment. Residential and commercial deliveries decreased 6.3% and 4.2%, respectively while industrial deliveries increased 1.2%. On a weather adjusted basis, energy deliveries to retail customers for the nine months ended September 30, 2010 decreased 2.4%, primarily due to the effects of the economy, despite an approximate 4,300 increase in the average number of customers.

The average seasonally adjusted unemployment rates for the first three quarters of 2010 and 2009 are as follows:

	United States	Oregon	Portland/ Salem
2010
First quarter	9.7%	10.6%	10.3%
Second quarter	9.7	10.6	10.4
Third quarter	9.6	10.6	10.6

2009
First quarter	8.2	10.6	9.8
Second quarter	9.3	12.1	11.9
Third quarter	9.6	11.8	11.4

PGE projects that weather adjusted retail energy deliveries for 2010 will be approximately 1.5% below 2009 levels due to the combination of energy efficiency initiatives and the continued effects of a weak economy. PGE expects retail energy deliveries for 2011 to be flat compared to projected weather adjusted retail energy deliveries for 2010.

Power Operations - To meet the energy and capacity needs of its customers, the Company utilizes a combination of its own generating resources and wholesale market transactions. Based on numerous factors, including plant availability, customer demand, and current wholesale prices, PGE makes economic dispatch decisions continuously throughout a given period in an effort to minimize power costs for its retail customers. As a result, the proportion of power generated and purchased in the wholesale market to meet the Company's retail load requirement can vary from period to period. Although PGE's total system load for the nine months ended September 30, 2010 was comparable to that for the nine months ended September 30, 2009, generation was greater in 2010 than in 2009 as a result of extended maintenance outages and economic curtailments of certain plants in 2009.

During the nine months ended September 30, 2010, the Company's generating plants provided approximately 64% of its retail load requirement, relative to 53% in the comparable period of 2009. Availability of the plants PGE operates approximated 94% and 86% for the nine months ended September 30, 2010 and 2009, respectively, with the availability of Colstrip, which PGE does not operate, approximating 90% and 64%, respectively.

Energy received from PGE-owned hydroelectric plants and under contracts from mid-Columbia projects decreased 11% in the nine months ended September 30, 2010 from the comparable period of 2009. These resources provided approximately 23% of the Company's retail load requirement for the nine months ended September 30, 2010, compared to 26% in the nine months ended September 30, 2009. Energy received from these sources fell short of projections in the Company's Annual Power Cost Update Tariff (AUT) by approximately 10% and 7% in the nine month periods ended September 30, 2010 and 2009, respectively. Such projections, which are finalized and filed with the OPUC in November each year, establish the power cost component of retail prices for the following calendar year. Any shortfall in hydro generation from that projected in the AUT is generally replaced with power from higher cost sources. Energy from hydro resources is expected to be below normal for 2010.

PGE's Biglow Canyon wind farm, of which the third and final phase was completed in the third quarter of 2010, is an important part of the Company's strategy to comply with Oregon's Renewable Energy Standard (RES). PGE has a total of 217 wind turbines in service at Biglow Canyon, with an installed capacity of approximately 450 MW. For the nine months ended September 30, 2010, wind generation increased 72% relative to the comparable period of 2009, and provided 5% of PGE's retail load requirement in 2010 compared to 3% in 2009.

General Rate Case - Regulatory review of PGE's 2011 General Rate Case, filed with the OPUC in February 2010, is continuing, with a final order expected to be issued by mid-December 2010 and new prices expected to become effective January 1, 2011. PGE's initial filing proposed a $125 million increase in annual revenues, which included a reduction in net variable power costs (NVPC) of $33 million, representing an approximate 7.4% overall increase in customer prices. The initial filing also included a proposed capital structure of 50% debt and 50% equity, a return on equity of 10.5%, and a cost of capital of 8.289%.

PGE, OPUC staff, and customer groups have reached agreements that resolve all revenue requirement issues in the case, subject to OPUC approval. The stipulated items, along with NVPC forecast updates filed recently, result in an increase of approximately $59 million in annual revenues. This revised revenue requirement includes a reduction in NVPC of $46 million and represents approximately 3.5% overall increase in prices to customers. A summary of the revised revenue requirement increase is as follows (in millions):

	General Rate Case*	Net Variable Power Costs	Total
Initial filing	$158	$(33)	$125
Revenue requirement stipulations	(43)	—	(43)
Cost of capital stipulation	(15)	—	(15)
NVPC update	5	(13)	(8)
Total	$105	$(46)	$59

* The 2011 load forecast was updated in September 2010 and forecasted NVPC for 2011 will be updated through November 15, 2010.

The stipulated items include the following:

•	Capital structure of 50% debt and 50% equity;

•	Return on equity of 10.0%;

•	Cost of capital of 8.033%;

•	Updates of expected costs for 2011 based on the availability of better information; and

•
Expected changes in the timing of recovery of certain costs, and changes to estimates or assumptions used in forecasting certain operating items. PGE agreed to remove four capital projects expected to be placed in service in 2011 from the proposed 2011 average rate base, with the OPUC staff and customer groups supporting the use of deferred accounting that would begin at the time the related capital project is placed in service.

Among the stipulated items, PGE and certain parties have agreed, subject to OPUC approval, to (1) fix the Power Cost Adjustment Mechanism (PCAM) deadband range to $15 million below and $30 million above baseline NVPC, (2) extend the decoupling mechanism through December 31, 2013, and (3) allow changes in customer prices to reflect the incremental revenue requirement that would result from a shortened Boardman operating life, if that were to occur. The net book value of Boardman, $125 million as of September 30, 2010, would increase with the addition of any emissions controls. Future customer prices would also provide for the recovery of the ultimate decommissioning of Boardman and any other costs related to the plant's closure.

The Company's 2011 General Rate Case filing, as well as copies of direct testimony and exhibits and stipulations, is available on the OPUC Internet website at www.puc.state.or.us (Docket UE-215).

Capital Requirements and Financing - PGE's 2010 capital requirements are related primarily to the following major projects and debt maturities:

•
Construction of Biglow Canyon Phase III, the smart meter project, and ongoing capital expenditures for the upgrade, replacement, and expansion of transmission, distribution and generation infrastructure. Capital expenditures are expected to approximate $473 million in 2010, of which $384 million has been incurred during the nine months ended September 30, 2010. See the Capital Requirements section of this Item 2.

•	The maturity of $186 million of long-term debt in 2010, consisting of $149 million in the first quarter and $37 million in the second quarter of 2010.

To fund these projects and debt maturities, the Company has issued a total of $249 million of long-term debt and generated $317 million of cash from operations during the nine months ended September 30, 2010. PGE expects cash from operations to approximate $410 million in 2010. For further information, see the Debt and Equity Financings section of this Item 2.

The Company's Integrated Resource Plan (IRP), which was originally filed with the OPUC in November 2009, included a strategy for the acquisition of new resources through 2015 and a 20-year strategy that outlines long-term expectations for resource needs and portfolio performance. The strategy encompasses energy efficiency measures and future plans for Boardman, as well as the following generation and transmission actions:

•	A natural gas facility to meet additional base load requirements, estimated at 300 MW to 500 MW;

•	A natural gas facility for additional peak load requirements, estimated at up to 200 MW;

•	Renewable resources to meet Oregon's Renewable Portfolio Standard requirements of 15% by 2015, estimated at 122 MWa; and

•	A new transmission project called “Cascade Crossing.”

Future capital requirements will depend on whether the OPUC acknowledges the IRP. On October 15, 2010, OPUC staff issued a recommendation that the OPUC acknowledge PGE’s IRP, including the Company's proposal to cease coal-fired operations at Boardman in 2020. An OPUC decision regarding acknowledgment is expected following a special public meeting planned for November 12, 2010. The Company plans to issue requests for proposals (RFPs)

shortly after acknowledgment is received. In each of the RFPs, the Company plans to include self-build options. For additional information about the IRP and emissions controls for the Boardman plant, see Boardman emissions controls and IRP process in the Capital Requirements section of this Item 2.

Legal, Regulatory, and Environmental Matters - PGE is a party to certain proceedings, the ultimate outcome of which may have a material impact on the results of operations and cash flows in future reporting periods. Such proceedings include, but are not limited to, matters related to:

•	Recovery of the Company's investment in its closed Trojan plant;

•	Claims for refunds related to wholesale energy sales during 2000 - 2001 in the Pacific Northwest Refund proceeding;

•	Investigation of environmental matters at Portland Harbor;

•	Claims asserted by the Sierra Club and other plaintiffs regarding the operation of Boardman; and

•	A notice of violation issued by the EPA in September 2010, alleging that Boardman operation has violated various environmental regulations.

For additional information regarding the above and other matters, see Note 8, Contingencies, in the Notes to Condensed Consolidated Financial Statements.

Certain regulatory items impacted the Company's revenues, results of operations, or cash flows for the nine months ended September 30, 2010, as indicated below, and may have affected customer prices, as authorized by the OPUC. In some cases, the Company deferred the related expenses or benefits as regulatory assets or liabilities, respectively, for later amortization and inclusion in customer prices, pending OPUC review and authorization.

•
Power Costs - Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year, with new prices to become effective January 1st each year. The AUT for 2010 resulted in an estimated $68 million, or 4%, decrease in the Company's annual retail revenue requirement, effective January 1, 2010, to reflect an expected decrease in power costs.

•
Renewable Resource Costs - The renewable adjustment clause (RAC) mechanism allows for the recovery of operating costs and impacts the results of operations only to the extent of providing a return on the Company's investment. However, it will result in an increase in cash flows during future years to provide for recovery of the initial capital expenditures for the renewable resources.

◦
In 2009, PGE filed for recovery of its investments in Biglow Canyon Phase II and certain solar generating facilities, which resulted in an overall $42 million increase in annual retail revenues, effective January 1, 2010.

◦
In 2010, PGE filed for recovery of, among other things, the deferral of eligible costs and a return on its investment related to Biglow Canyon Phase III. In October 2010, the OPUC issued an order granting recovery of the deferral over a one-year period beginning January 1, 2011, estimated at $13 million. Updated costs are to be provided to the OPUC on December 1, 2010. Effective January 1, 2011, the revenue requirements related to the investment in Biglow Canyon Phase III are expected to be reflected in retail prices through the Company's 2011 General Rate Case.

•
Selective Water Withdrawal (SWW) project costs - In January 2010, the Selective Water Withdrawal structure at PGE's Pelton/Round Butte hydroelectric project was completed. Effective February 1, 2010, the Company has been allowed an annualized revenue requirement of $9.8 million related to this capital project, with $5.7 million recorded in the nine months ended September 30, 2010. Effective January 1,

2011, the investment in the SWW project is expected to be reflected in retail prices through the Company's 2011 General Rate Case.

•	Utility Rate Treatment of Income Taxes (SB 408)

◦
Following its review of PGE's tax report for the calendar year 2008, the OPUC issued an order on April 6, 2010 that authorized the Company to refund to retail customers approximately $9.6 million recorded as a regulatory liability in 2008, plus accrued interest, over a one-year period that began June 1, 2010.

◦
During 2009, the Company recorded an estimated $13 million refund that would normally be expected to be credited to customers over the twelve month period beginning June 1, 2011. In the second quarter of 2010, the OPUC revised the SB 408 administrative rules. As a result, the Company filed its annual SB 408 report for 2009 with the OPUC on October 15, 2010 based on the revised rules, reporting a $2 million refund due to customers. Based on uncertainties relating to the regulatory process, the Company continues to reflect the $13 million refund on its consolidated balance sheets. PGE will continue to evaluate the amount recorded as the 2009 filing proceeds through the OPUC review process. For further information regarding SB 408, see Regulatory Assets and Liabilities of Note 2, Balance Sheet Components, in the Notes to Condensed Consolidated Financial Statements.

◦
For the nine months ended September 30, 2010, the Company has recorded an estimated $24 million collection from customers, which would be reflected in customer prices beginning June 1, 2012. Federal tax law changes in September 2010 allowed increased bonus depreciation to be recorded during 2010 and have significantly increased the amount of the potential collection.

•
Decoupling - The decoupling mechanism provides for customer collection or refund if weather adjusted use per customer is less than or more than that approved in the Company's most recent general rate case.

◦
In May 2010, the OPUC authorized the Company to refund to retail customers approximately $2.7 million related to the twelve month period ended January 31, 2010, as weather adjusted use per customer exceeded that approved in the 2009 General Rate Case. Revenues were adjusted during the corresponding period, while credits to customers began June 1, 2010 and will continue over a one-year period.

◦
For the twelve month period beginning February 1, 2010, the Company has recorded an estimated collection of $4 million as of September 30, 2010, as weather adjusted use per customer was lower than that approved in the 2009 General Rate Case. Such amount is expected to be collected from customers over a one-year period beginning June 1, 2011.

Critical Accounting Policies

PGE's critical accounting policies are outlined in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010.

Results of Operations

The following table contains certain financial information for the periods presented (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	As % of Rev	Amount	As % of Rev	Amount	As % of Rev	Amount	As % of Rev
Revenues, net	$464	100%	$445	100%	$1,328	100%	$1,319	100%
Operating expenses:
Purchased power and fuel	203	44	225	51	613	46	664	50
Production and distribution	42	9	42	9	127	9	127	10
Administrative and other	47	10	43	10	140	11	134	10
Depreciation and amortization	59	13	53	12	173	13	160	12
Taxes other than income taxes	23	5	20	4	67	5	64	5
Total operating expenses	374	81	383	86	1,120	84	1,149	87
Income from operations	90	19	62	14	208	16	170	13
Other income:
Allowance for equity funds used during construction	4	1	5	1	12	1	13	1
Miscellaneous income, net	3	1	5	1	1	—	6	—
Other income, net	7	2	10	2	13	1	19	1
Interest expense	27	6	25	6	82	6	76	6
Income before income taxes	70	15	47	10	139	11	113	8
Income taxes	22	5	16	3	40	3	32	2
Net income	48	10	31	7	99	8	81	6
Less: net loss attributable to noncontrolling interests	(1)	—	(1)	—	(1)	—	(6)	—
Net income attributable to Portland General Electric Company	$49	10%	$32	7%	$100	8%	$87	6%

Net income attributable to Portland General Electric Company was $49 million, or $0.65 per diluted share, for the third quarter of 2010 compared to $32 million, or $0.43 per diluted share, for the third quarter of 2009. The $17 million, or 53%, increase in net income was largely due to the effects of SB 408. The results of SB 408 were significantly impacted by the enactment of the Small Business Jobs Act in September 2010, which allows bonus depreciation. Operating results were also affected by a 2.7% decrease in retail energy deliveries during the third quarter of 2010 compared to the third quarter of 2009 due to both a continued weak economy and cooler weather. Partially offsetting the impact of lower energy deliveries was an 8% decrease in average variable power cost.

Net income attributable to Portland General Electric Company was $100 million, or $1.32 per diluted share, for the nine months ended September 30, 2010 compared to $87 million, or $1.21 per diluted share, for the nine months ended September 30, 2009. The $13 million, or 15%, increase in net income was primarily due to the effects of SB 408. Operating results were also impacted by both the weak economy and milder weather, resulting in a 3.9% decrease in retail energy deliveries during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Partially offsetting the impact of lower energy deliveries was a 7% decrease in average variable power cost.

Third Quarter of 2010 Compared to the Third Quarter of 2009

Revenues, energy deliveries (based in MWh), and average number of retail customers consist of the following:

	Three Months Ended September 30,
	2010		2009
	Amount	% of Total	Amount	% of Total
Revenues (dollars in millions):
Retail:
Residential	$176	38%	$187	42%
Commercial	158	34	171	38
Industrial	57	12	42	10
Subtotal	391	84	400	90
Other - accrued revenues	36	8	2	—
Total retail revenues	427	92	402	90
Wholesale revenues	27	6	36	8
Other operating revenues	10	2	7	2
Total revenues	$464	100%	$445	100%
Energy deliveries* (MWh in thousands):
Retail:
Residential	1,626	30%	1,719	30%
Commercial	1,950	37	2,028	36
Industrial	1,045	20	1,003	18
Total retail energy deliveries	4,621	87	4,750	84
Wholesale energy deliveries	721	13	877	16
Total energy deliveries	5,342	100%	5,627	100%
Average number of retail customers:
Residential	718,226	87%	714,320	87%
Commercial	103,759	13	102,982	13
Industrial	261	—	269	—
Total	822,246	100%	817,571	100%

*     Includes both energy sales to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy requirements from Electricity Service Suppliers (ESSs).

Revenues increased $19 million, or 4%, in the third quarter of 2010 compared to the third quarter of 2009 due the net effect of the following:

Total retail revenues are generated by the sale and delivery of energy to retail customers. In addition, the Company earns revenues from the delivery of energy to commercial and industrial customers that purchase their power from ESSs. Retail revenues also include certain accrued revenues, comprised primarily of amounts related to SB 408, the decoupling mechanism and deferrals related to the Company's RAC filings.

Total retail revenues increased $25 million, or 6%, in the third quarter of 2010 compared to the third quarter of 2009, primarily due to the net effect of the following:

•
A $20 million increase related to SB 408, which is included in Other - accrued revenues, resulted primarily from the effect of a change in the federal tax law regarding bonus depreciation. In the third quarter of 2010, the Company recorded an estimated collection from customers of $20 million, compared to less than $1 million refund recorded in the third quarter of 2009;

•	A $12 million increase resulted from the increase in volume of energy sold consisting of:

◦
A shift in the mix of customers purchasing their energy requirements from PGE, with a certain large industrial customer electing to purchase its energy requirements from PGE in 2010 compared to purchasing its energy requirements from an ESS in 2009;

◦	A 4.2% increase in deliveries to industrial customers due in part to improvement in the high technology sector and an increase in production by one large industrial customer; and

◦	The addition of an average of 4,700 retail customers; partially offset by

◦	A decrease in residential energy deliveries of 5.4% and commercial energy deliveries of 3.8% primarily due to the impact of cooler summer temperatures and the continued impact of the weak economy;

•
A $5 million increase due to the reversal of a deferral for customer refunds related to the 2005 Oregon Corporate Tax Kicker, pursuant to an OPUC order issued in the third quarter of 2010, which is included in Other - accrued revenues;

•	A $4 million increase related to the accrual of revenue requirements for Biglow Canyon, which is included in Other - accrued revenues;

•
A $2 million increase related to the decoupling mechanism as a $2 million refund to customers was recorded in 2009, which is included in Other - accrued revenues. For further information on the decoupling mechanism, see “Legal, Regulatory and Environmental Matters” in “Overview” of this Item 2; and

•
A $19 million decrease related to a 5% decrease in the average retail price, resulting primarily from a decrease in net variable power costs, partially offset by increases related to the Biglow Canyon Phase II and SWW capital projects.

Heating and cooling degree-days are an indication of the likelihood that customers will use heating and cooling, respectively, and are used to measure the effect of weather on the demand for electricity. During the third quarter of 2010, cooler than normal temperatures impacted loads, as cooling degree-days decreased 45% compared to the third quarter of 2009, which was warmer than normal.

The following table indicates the number of heating and cooling degree-days for the months presented, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days		Cooling Degree-days
	2010	2009	2010	2009
July	37	7	120	281
August	26	11	131	170
September	54	45	45	86
3rd quarter	117	63	296	537
15-year average for the quarter	82	80	398	394

On a weather adjusted basis, energy deliveries to retail customers decreased by 0.4% in the third quarter of 2010 compared to the third quarter of 2009.

Wholesale revenues result from sales of electricity to utilities and power marketers, which are made in conjunction with the Company's effort to secure reasonably priced power for its retail customers, manage risk, and administer its long-term wholesale contracts. Such sales can vary significantly period to period. Wholesale revenues in the third quarter of 2010 declined $9 million compared to the third quarter of 2009, as the result of both an 18% decrease in energy deliveries and a 9% decrease in average price.

Purchased power and fuel expense decreased $22 million, or 10%, in the third quarter of 2010 compared to the third quarter of 2009, with $20 million related to an 8% decrease in average variable power cost and $2 million related to a 1% decrease in total system load. The average variable power cost was $38.12 per MWh in the third quarter of 2010 compared to $41.54 per MWh in the third quarter of 2009.

The decrease in Purchased power and fuel expense consisted of:

•
A $14 million decrease in the cost of generation, driven by a 22% decrease in average cost, partially offset by an increase in the proportion of power provided by Company-owned generating resources. Thermal generation was reduced during the third quarter of 2009 as a result of extended outages at Colstrip and Boardman. The decrease in average cost was largely due to increased coal-fired generation in the third quarter of 2010; and

•	An $8 million decrease in the cost of purchased power, with an 18% decrease in total energy purchases, partially offset by a 13% increase in average cost.

PGE's sources of energy (based in MWh) for the periods presented are as follows (MWh in thousands):

	Three Months Ended September 30,
	2010		2009
Generation:
Thermal	2,653	50%	2,389	44%
Hydro	338	6	327	6
Wind	301	6	190	4
Total generation	3,292	62	2,906	54
Purchased power:
Term	575	11	890	16
Hydro	558	10	571	11
Spot	911	17	1,029	19
Total purchased power	2,044	38	2,490	46
Total system load	5,336	100%	5,396	100%
Less: wholesale sales	(721)		(877)
Retail load requirement	4,615		4,519

Although energy received from both PGE-owned hydroelectric plants and under contracts from mid-Columbia projects during the third quarter of 2010 was comparable to the third quarter of 2009, it was below normal in both the third quarters of 2010 and 2009. Energy from hydro resources is expected to be below normal for 2010.

The following table indicates the previously forecasted April-to-September runoff (issued July 8, 2010, with the final update expected in December 2010) compared to the actual runoffs (as a percentage of normal, as measured over the 30-year period from 1971 through 2000):

	2010	2009
Location	Forecast Runoff *	Actual Runoff *
Columbia River at The Dalles, Oregon	79%	85%
Mid-Columbia River at Grand Coulee, Washington	78	80
Clackamas River at Estacada, Oregon	124	122
Deschutes River at Moody, Oregon	104	92

*     Volumetric water supply forecasts for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

Under the PCAM, the Company can adjust future customer prices to reflect a portion of the difference between each year's forecasted NVPC included in prices (baseline NVPC) and actual NVPC, to the extent that such difference is outside of a pre-determined "deadband," subject to an earnings test. For 2010, the deadband ranges from approximately $17 million below, to $35 million above, the baseline NVPC. For the third quarter of 2010, the actual NVPC was approximately $2 million below the baseline NVPC. For the year ending December 31, 2010, actual NVPC is expected to be below the baseline but within the established deadband; accordingly, no amount was recorded for refund to retail customers as of September 30, 2010. Actual NVPC was approximately $12 million above baseline NVPC in the third quarter of 2009. Although actual NVPC for 2009 was above baseline NVPC, the difference between actual and baseline NVPC was within the established deadband; accordingly, no customer collection was recorded in the third quarter of 2009.

Production and distribution expense for the third quarter of 2010 was comparable to that of the third quarter of 2009, with a $1 million increase in generating plant maintenance expenses fully offset by a decrease in delivery system costs.

Administrative and other expense increased $4 million, or 9%, for the third quarter of 2010 compared to the third quarter of 2009, due to the net effect of the following:

•	A $3 million increase in incentive compensation, based on 2010 performance;

•	A $2 million increase in legal expenses and provisions for asserted claims; and

•
A $1 million decrease in customer service and support expenses, including a reduction in meter reading expenses related to the installation of new customer meters pursuant to the Company's smart meter project.

Depreciation and amortization expense increased $6 million, or 11%, for the third quarter of 2010 compared to the third quarter of 2009. The increase was due primarily to capital additions related to Biglow Canyon Phase III and the smart meter project.

Taxes other than income taxes increased $3 million, or 15%, for the third quarter of 2010 compared to the third quarter of 2009, due primarily to higher payroll and property taxes as well as higher city franchise fees.

Other income, net decreased $3 million in the third quarter of 2010 compared to the third quarter of 2009, primarily due to a $1 million decrease in the allowance for equity funds used during construction (as a result of a lower average balance of construction work in progress in 2010) and a $2 million decrease in income from non-qualified benefit plan trust assets.

Interest expense increased $2 million, or 8%, in the third quarter of 2010 compared to the third quarter of 2009 due to a decrease in the credit for the allowance for borrowed funds used during construction, resulting from a lower average balance of construction work in progress in 2010.

Income taxes increased $6 million, or 38%, in the third quarter of 2010 compared to the third quarter of 2009, primarily due to higher income before taxes in 2010. The effective tax rate in the third quarter of 2010 was 31% compared to 34% in the third quarter of 2009. Such rates are lower than the federal statutory tax rate primarily due to the effect of federal wind production tax credits (PTCs) and state tax credits. The decrease in the effective tax rate was due largely to an increase in PTCs, related to increased production from the completed Biglow Canyon wind project.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues, energy deliveries (based in MWh), and average number of retail customers consist of the following:

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Total	Amount	% of Total
Revenues (dollars in millions):
Retail:
Residential	$578	43%	$621	47%
Commercial	447	34	481	37
Industrial	161	12	124	9
Subtotal	1,186	89	1,226	93
Other - accrued revenues	47	4	(12)	(1)
Total retail revenues	1,233	93	1,214	92
Wholesale revenues	69	5	85	6
Other operating revenues	26	2	20	2
Total revenues	$1,328	100%	$1,319	100%
Energy deliveries* (MWh in thousands):
Retail:
Residential	5,357	34%	5,716	35%
Commercial	5,428	34	5,666	34
Industrial	2,927	19	2,892	17
Total retail energy deliveries	13,712	87	14,274	86
Wholesale energy deliveries	2,115	13	2,274	14
Total energy deliveries	15,827	100%	16,548	100%
Average number of retail customers:
Residential	717,357	88%	714,125	88%
Commercial	102,255	12	101,230	12
Industrial	267	—	271	—
Total	819,879	100%	815,626	100%

*     Includes both energy sales to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy requirements from ESSs.

Revenues increased $9 million, or 1%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 as a result of the net effect of the following:

Total retail revenues increased $19 million, or 2%, primarily due to the net effect of the following:

•
A $33 million increase related to SB 408, which is included in Other - accrued revenues, resulting from an estimated $24 million customer collection recorded for the nine months ended September 30, 2010, due in large part to a tax law change in September 2010 related to bonus depreciation, compared to an estimated $9 million refund for the nine months ended September 30, 2009;

•
A $12 million increase related to the decoupling mechanism, which was effective February 1, 2009 and is included in Other - accrued revenues. In the nine months ended September 30, 2010, an estimated $8 million collection from customers was recorded, resulting from lower weather adjusted use per customer than that approved in the 2009 General Rate Case, compared to a $4 million refund to customers recorded in the nine months ended September 30, 2009, resulting from higher weather adjusted use per customer than that approved in the 2009 General Rate Case;

•
An $8 million increase resulting from a reduction in the transition adjustment credit provided to those commercial and industrial customers that purchase power from ESSs. Transition adjustment credits reflect the difference between the cost and market value of PGE's power supply, as provided by Oregon's electricity restructuring law;

•	A $7 million increase related to the volume of retail energy sold consisting of:

◦
A shift in the mix of customers purchasing their energy requirements from PGE, with a certain large industrial customer electing to purchase its energy requirements from PGE compared to purchasing its energy requirements from an ESS in 2009;

◦	A 1.2% increase in deliveries to industrial customers due in part to improvement in the high technology sector and an increase in production by one large industrial customer; and

◦	The addition of an average of 4,300 retail customers; partially offset by

◦	A 6.3% decrease in residential deliveries and a 4.2% decrease in commercial deliveries primarily due to milder weather conditions for 2010 and the continued effects of a weak economy; and

◦	The effects of energy efficiency initiatives on retail energy deliveries during the nine months ended September 30, 2010 relative to the comparable period of 2009.

•
A $5 million increase due to the reversal of a deferral for customer refunds related to the 2005 Oregon Corporate Tax Kicker, pursuant to an OPUC order issued in the third quarter of 2010, which is included in Other - accrued revenues;

•	A $4 million increase related to the deferral of revenue requirements for Biglow Canyon, which is included in Other - accrued revenues; and

•
A $50 million decrease related to a 4% decrease in average retail price, resulting primarily from a decrease in net variable power costs, partially offset by increases for the Biglow Canyon Phase II and SWW capital projects.

During the nine months ended September 30, 2010, heating and cooling degree-days decreased 2% and 50%, respectively, compared to the same period of 2009. The effect of the warmer first quarter 2010, when more heating demand would have been expected, and cooler third quarter 2010, when more cooling demand would have been expected, was partially mitigated by the cooler-than-normal second quarter. The following table indicates the number of heating and cooling degree-days for the periods presented, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days		Cooling Degree-days
	2010	2009	2010	2009
1st Quarter	1,629	2,022	—	—
2nd Quarter	861	578	18	90
3rd Quarter	117	63	296	537
Year-to-date	2,607	2,663	314	627
15-year average for the year-to-date	2,615	2,594	471	465

On a weather adjusted basis, retail energy deliveries decreased 2.4% during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, with deliveries to residential customers decreasing by 3.0%. PGE projects that weather adjusted energy deliveries will decrease approximately 1.5% in 2010 relative to 2009.

Wholesale revenues decreased $16 million, or 19%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to the following:

•	An $8 million decrease related to a 10% decline in average market price, driven by lower natural gas and electricity prices;

•	A $6 million decrease due to a 7% decline in sales volume; and

•	A $2 million decrease related to a settlement and contract amendment entered into in 2010 with the City of Glendale, California.

Other operating revenues increased $6 million, or 30%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due primarily to the sale of fuel oil during 2010.

Purchased power and fuel expense decreased $51 million, or 8%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to $49 million related to a 7% decrease in average variable power cost. The average variable power cost was $38.49 per MWh for the nine months ended September 30, 2010 compared to $41.55 per MWh for the nine months ended September 30, 2009.

The decrease in Purchased power and fuel expense consisted of:

•
A $70 million decrease in the cost of purchased power, primarily due to an 18% decrease in total energy purchases, partially offset by a 2% increase in the average cost of purchased power; partially offset by

•
A $19 million increase in the cost of generation, primarily related to a 21% increase in thermal generation, partially offset by a 10% decrease in the average cost of generation. During the nine months ended September 30, 2009, thermal generation was reduced due to the economic curtailment of Port Westward and Coyote Springs and extended outages at Colstrip and Boardman. The decrease in the average cost of generation was driven by increased coal-fired and wind generation.

PGE's sources of energy (based in MWh) for the periods presented are as follows (MWh in thousands):

	Nine Months Ended September 30,
	2010		2009
Generation:
Thermal	6,768	42%	5,535	34%
Hydro	1,355	9	1,366	9
Wind	662	4	384	3
Total generation	8,785	55	7,285	46
Purchased power:
Term	3,194	20	5,132	32
Hydro	1,824	12	2,187	14
Spot	2,127	13	1,376	8
Total purchased power	7,145	45	8,695	54
Total system load	15,930	100%	15,980	100%
Less: wholesale sales	(2,115)		(2,274)
Retail load requirement	13,815		13,706

Regional hydro conditions were below normal during the nine months ended September 30, 2010. Energy received from both PGE-owned hydroelectric plants and under contracts from mid-Columbia projects was down 11% from the nine months ended September 30, 2009.

Pursuant to the PCAM, actual NVPC was below baseline NVPC by approximately $11 million during the nine months ended September 30, 2010, compared to above baseline NVPC by approximately $15 million during the nine months ended September 30, 2009. For the year ending December 31, 2010, actual NVPC is expected to be below the baseline but within the established deadband, accordingly, no amount was recorded for refund to retail customers as of September 30, 2010. Actual NVPC was $22 million above baseline NVPC for the year ended December 31, 2009 but within the established deadband, accordingly no amount was recorded for collection from retail customers in 2009.

Production and distribution expense for the nine months ended September 30, 2010 was comparable to that of the nine months ended September 30, 2009, primarily due to the net effect of the following:

•
A $7 million increase related to the deferral of certain plant maintenance costs at Boardman, Beaver and Colstrip in 2009. As authorized by the OPUC in PGE's 2009 General Rate Case, certain maintenance costs that exceed those covered in current prices are deferred and amortized over ten years, beginning in 2009;

•	A $2 million increase in maintenance expenses related to Biglow Canyon Phases II and III;

•	A $4 million decrease in repair and restoration expenses, related primarily to 2009 wind storms;

•	A $3 million decrease in maintenance and operating expenses at Colstrip Unit 4 and Coyote Springs; and

•	A $2 million decrease related to a reserve established in 2009 for the cost of certain environmental remediation activities.

Administrative and other expense increased $6 million, or 4%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to the net effect of the following:

•	A $5 million increase comprised of $4 million in reserves for asserted claims and $1 million in legal expenses;

•
A $5 million increase in employee benefit expenses, including a $3 million increase in pension costs resulting from a reduction in the discount rate applied to the pension liability and a lower expected rate of return on the plan's assets;

•	A $2 million decrease in the provision for uncollectible accounts due to an improvement in the current status of customer accounts; and

•
A $2 million decrease in customer service and support expenses, including a reduction in meter reading expenses related to the installation of new customer meters pursuant to the Company's smart meter project.

Depreciation and amortization expense increased $13 million, or 8%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to the net effect of the following:

•	A $16 million increase in depreciation, related primarily to Biglow Canyon Phases II and III and the smart meter project;

•	A $2 million increase related to the regulatory deferral of certain plant maintenance expenses at Coyote Springs (fully offset in Production and distribution expense); and

•
A $5 million decrease related to impairment losses recognized in 2009 on photovoltaic solar power facilities, the majority of which was allocated to noncontrolling interests through the Net losses attributable to noncontrolling interests. For additional information, see Note 10, Variable Interest Entities, to the Condensed Consolidated Financial Statements included in Item 1 - "Financial Statements."

Taxes other than income taxes increased $3 million, or 5%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was due primarily to higher property and payroll taxes as well as higher city franchise fees.

Other income, net decreased $6 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease was related primarily to a $5 million decrease in income from non-qualified benefit plan trust assets, resulting from a $2 million gain in the fair value of the plan assets in the nine months ended September 30, 2010 compared to a $7 million gain in the nine months ended September 30, 2009.

Interest expense increased $6 million, or 8%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was primarily due to a $5 million increase resulting from a higher average balance of long-term debt outstanding during the nine months ended September 30, 2010 ($1,776 million) compared to the nine months ended September 30, 2009 ($1,450 million).

Income taxes increased $8 million, or 25%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to higher income before taxes in 2010. The effective tax rates (29% and 28% for the first nine months of 2010 and 2009, respectively) differ from the federal statutory rate primarily due to benefits from federal PTCs and state tax credits. An increase in PTCs, related to increased production from the completed Biglow Canyon wind project, was largely offset by an increase in the state income tax rate and a reduction in state tax credits.

Net loss attributable to noncontrolling interests represents the noncontrolling interests' portion of the net losses of PGE's less-than-wholly-owned subsidiaries, the majority of which consists of the impairment losses recognized on the photovoltaic solar power facilities in 2009, discussed previously in Depreciation and amortization.

Liquidity and Capital Resources

Capital Requirements

The following table presents PGE's estimated cash requirements for the years indicated (in millions):

	2010		2011	2012	2013	2014
Ongoing capital expenditures	$234		$272	$235 - $255	$220 - $240	$265 - $285
Biglow Canyon Phase III	167		—	—	—	—
Hydro licensing and construction	11		31	$50 - $70
Smart meter project	48		—	—	—	—
Boardman emissions controls (1)	13		14	—	—	—
Total capital expenditures	$473	(2)	$317
Long-term debt maturities	$186		—	$100	$100	$73

(1)
Represents 80% of estimated total costs based on installation of nitrogen oxide and mercury controls to meet regulatory requirements. In 1985, PGE sold an undivided 15% interest in Boardman to a third party, reducing the Company's ownership interest from 80% to 65%. The purchaser has certain rights to participate in the financing of the portion of the total capital cost attributable to its interest. If the purchaser does not exercise its rights to finance the portion of the total cost attributable to its interest, PGE's share of the total cost for the emissions controls at Boardman is expected to be 80%.

(2)	Amounts shown include preliminary engineering and removal costs, which are included in other net operating activities in the condensed consolidated statements of cash flows.

Ongoing capital expenditures - Consists of upgrades to and replacement of transmission, distribution and generation infrastructure, as well as new customer connections.

Biglow Canyon Phase III - With an installed capacity of 175 MW, Phase III was completed and placed in service during the third quarter of 2010, at a total cost of $383 million, including $22 million of AFDC.

Hydro licensing and construction - PGE anticipates that in 2010 the FERC will issue a decision on PGE's application for a new 45-year license for the Company's four hydroelectric projects on the Clackamas River. Capital spending requirements reflected in the table above relate primarily to modifications to the projects to enhance fish passage and survival, as required by conditions contained in a 2006 settlement agreement submitted to the FERC. Pending issuance of the new license, the projects are operating under annual licenses issued by the FERC.

Smart meter project - PGE has effectively completed installation of approximately 823,000 new smart meters as of September 30, 2010. This project, which enables two-way remote communication with the Company, is expected to provide improved services, operational efficiencies, and a reduction in future operating expenses. Due to the need for communication enhancements and additional software development related to business process automation, the capital cost of this project is now estimated at $140 million to $145 million, excluding AFDC.

Boardman emissions controls

Pursuant to the Regional Haze Program and the Best Available Retrofit Technology (BART) Determination process, in June 2009, the Oregon Environmental Quality Commission (OEQC) adopted a rule (2009 Rule) that would require the installation of emissions controls at Boardman. The rule requires controls to limit:

•	nitrogen oxides (NOx), to be installed by July 1, 2011; and

•	sulfur dioxide (SO2) and particulate matter, to be installed by July 1, 2014.

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

In addition, under a separate rulemaking procedure with the Department of Environmental Quality (DEQ), PGE has agreed to install controls that are expected to eliminate 90% of the mercury emissions from the plant by 2012, to meet the requirements of the Oregon Utility Mercury Rule. Current acquisition and construction schedules should allow the Company to meet this deadline a year early. The estimated total cost of the mercury controls is approximately $7 million.

PGE's portion of the costs associated with the NOx controls to be installed by July 1, 2011 and the mercury controls are included in the Capital Requirements table. Due to the uncertainty with respect to both timing and scope of additional controls beyond those addressing NOx and mercury, as detailed in the discussion that follows, costs for those controls are not included in the table at this time.

Discussion with stakeholders in the Company's IRP process, which is outlined below, indicated support for the analysis of an alternative strategy regarding Boardman. Consequently, on April 12, 2010, the Company filed a petition with the OEQC requesting an amendment to the BART rules to provide for an option under which the Company would (i) install NOx controls called for under the current BART rules by July 1, 2011, (ii) use a low sulfur coal to fire the plant's boiler and (iii) cease coal-fired operation at Boardman in 2020.

The petition proposed ceasing coal-fired operation at least 20 years earlier than permitted under the existing BART rules, in consideration for eliminating the need to invest significant amounts (hundreds of millions of dollars) of capital in additional emissions controls. On June 17, 2010, the OEQC voted to deny the Company's petition and directed the DEQ to propose alternatives through a new rulemaking.

On June 28, 2010, the DEQ announced three new options for Boardman that it believes would meet federal regional haze requirements. These new options would be in addition to the option under the 2009 Rule that allows PGE to install controls and operate the plant through at least 2040.

PGE believes that the new options would require the following:

i)
To control NOx emissions, PGE would install low NOx burners and modified over fired air ducts by 2011, and Selective Non-Catalytic Reduction (SNCR) controls, if necessary, by 2014. To reduce SO2 emissions, PGE would most likely install a scrubber and bag house by 2014. The DEQ estimates that the total cost of these controls would be approximately $320 million. Coal-fired operations at Boardman would cease in 2020.

ii)
To control NOx emissions, PGE would install the same NOx controls as in option i) above by 2011 and 2014. To reduce SO2 emissions, PGE would most likely install a dry sorbent injection (DSI) system by 2014. The DEQ estimates that the total cost of these controls would be approximately $100 million. No additional controls would be necessary. Coal-fired operations at Boardman would cease in December 2018.

iii)
To control NOx emissions, PGE would install only low NOx burners and modified over fired air ducts by 2011. The DEQ estimates that the total cost of these controls would be approximately $35 million. No additional controls would be necessary. Coal-fired operations at Boardman would cease in 2015 or

2016.

PGE believes that the options proposed by the DEQ would impose greater costs, price volatility risks and power availability risks on its customers than the Company's proposed option to cease coal-fired operation at Boardman in 2020. PGE has subsequently proposed, in addition to the low NOx burners and modified over fired air ducts, to employ DSI technology, subject to a pilot test to determine the appropriate control levels, and SNCR technology. The total estimated incremental cost of the DSI controls and the SNCR is approximately $35 million. The total estimated cost of all controls under this proposal and the mercury controls would be approximately $70 million. PGE plans to continue to advocate for a solution that balances the interests of customers and the environment while allowing the Company sufficient time to secure replacement facilities and ensure system reliability. If the Company's proposed 2020 option is not approved by the OEQC and the EPA, PGE proposes to install controls and operate the plant through at least 2040, in accordance with the 2009 Rule.

In August 2010, the DEQ submitted a new proposed rule, based on its three options described above, to the Oregon Secretary of State and followed with a public comment period that ended October 1, 2010. The DEQ plans to forward its final rulemaking package to the OEQC in November 2010, with an OEQC ruling anticipated by December 31, 2010.

IRP process

PGE submitted its 2009 IRP to the OPUC in November 2009 that proposed the acquisition of additional energy efficiency measures, the addition of wind or other renewable resources, new transmission capacity, and new natural gas-fired generation to meet both base load and peak demand. In that plan, given the options available to PGE under the 2009 Rule of either installing NOx controls required by July 1, 2011 and ceasing operation of Boardman in 2014, or installing the additional controls called for in the 2009 Rule and continuing operations, the Company recommended the long-term continued operation of Boardman through at least 2040 with the additional controls, as listed above under Boardman emissions controls.

As a result of stakeholder support for an alternative plan for the operation of Boardman, on April 9, 2010, the Company filed an IRP addendum with the OPUC. The addendum sought approval to cease coal-fired operations at Boardman in 2020, subject to certain conditions, one of which is that environmental regulatory bodies modify existing emissions rules, as discussed above.

On August 10, 2010, PGE submitted comments in the IRP proceeding that provided analysis of the three new options for Boardman that DEQ proposed on June 28, 2010 and offered the Company's BART proposal. PGE requested that the OPUC acknowledge the Company's BART proposal as the least cost, least risk, and best option for the Company and its customers. Because implementation of the Company's BART proposal is contingent on OEQC approval, PGE also requested the OPUC acknowledge that, if the OEQC elects not to approve the Company's BART proposal, the best option would be installation of all controls required for operation of the plant through at least 2040 in compliance with the 2009 Rule.

On October 15, 2010, OPUC staff issued a recommendation that the OPUC acknowledge PGE’s IRP, including the Company's BART proposal. Staff further recommended that, in the event the OEQC denies the Company's request to revise the 2009 Rule to include PGE’s BART proposal, the OPUC would require PGE to submit a revised proposal and supporting analysis with its next IRP update. The OPUC plans to hold a Special Public Meeting on November 12, 2010 and is expected to issue an Order regarding the acknowledgement of PGE's IRP thereafter.

Liquidity

PGE's access to short-term debt markets, including revolving credit from banks, helps provide necessary liquidity to support the Company's current operating activities, including the purchase of power and fuel. Long-term capital requirements are driven largely by capital expenditures for distribution, transmission, and generation facilities to support both new and existing customers, as well as debt refinancing activities. PGE's liquidity and capital requirements can also be significantly affected by other working capital needs, including margin deposit requirements related to wholesale market activities, which can vary depending upon the Company's forward positions and the corresponding price curves.

The following summarizes PGE's cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2010	2009
Cash and cash equivalents, beginning of period	$31	$10
Net cash provided by (used in):
Operating activities	317	377
Investing activities	(364)	(546)
Financing activities	23	205
Net change in cash and cash equivalents	(24)	36
Cash and cash equivalents, end of period	$7	$46

Cash Flows from Operating Activities - Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, included in net income during a given period. The $60 million decrease in cash provided by operating activities in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was largely due to an increase in margin deposit requirements pursuant to power and natural gas purchase agreements and a $30 million contribution to the pension plan in the third quarter of 2010, partially offset by a $53 million income tax refund received and a decrease in payments made to vendors. The refund of income taxes related to the carryback of 2009 tax net operating loss and production tax credits to prior years.

A significant portion of cash provided by operations consists of recovery in customer prices of non-cash charges for depreciation and amortization. PGE estimates that depreciation and amortization charges will approximate $230 million in 2010. Such recovery, combined with all other sources of cash from operations, is estimated to be approximately $410 million in 2010.

Cash Flows from Investing Activities - Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE's distribution, transmission, and generation facilities. The $182 million decrease in net cash used in investing activities in the first nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was due to lower capital expenditures for Biglow Canyon Phase II, partially offset by higher expenditures for Biglow Canyon Phase III. Additionally, during the nine months ended September 30, 2010, a $19 million distribution was made from the Nuclear decommissioning trust to PGE as a result of an OPUC order issued in connection with a deferral of Boardman power costs. For additional information, see Regulatory Assets and Liabilities of Note 2, Balance Sheet Components, in the Notes to Condensed Consolidated Financial Statements.

The Company plans $473 million of capital expenditures in 2010 related to Biglow Canyon Phase III, the smart meter project, hydro licensing and construction, and upgrades and replacement of transmission, distribution and generation infrastructure. See "Capital Requirements" section above for additional information.

Cash Flows from Financing Activities - Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the nine months ended September 30, 2010, net cash provided by such activities consisted primarily of proceeds from the issuance of long-term debt of $249 million and short-term debt and commercial paper, of $20 million, partially offset by the repayment of long-term debt of $186 million and the payment of dividends of $58 million. During the nine months ended September 30, 2009, net cash provided by financing activities primarily consisted of proceeds received from the issuance of long-term debt of $430 million, issuance of common stock for net proceeds of $170 million, the repayment of long-term debt of $142 million, the net repayment on revolving credit facilities of $131 million, the net repayment of short-term debt, including commercial paper, of $72 million, and the payment of dividends of $53 million. Financing activities in 2009 also included the receipt of $7 million in capital contributions from noncontrolling interests in the solar projects.

As of September 30, 2010, PGE had issued all the debt securities it expects to issue in 2010.

Dividends on Common Stock

While the Company expects to pay regular quarterly dividends on its common stock, the declaration of any dividends is at the discretion of the Company's Board of Directors. The amount of any dividend declaration will depend upon factors that the Board of Directors deems relevant and may include, but are not limited to, PGE's results of operations and financial condition, future capital expenditures and investments, and applicable regulatory and contractual restrictions.

Common stock dividends declared during 2010 consist of the following:

Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
February 17, 2010	March 25, 2010	April 15, 2010	$0.255
May 13, 2010	June 25, 2010	July 15, 2010	0.260
August 3, 2010	September 24, 2010	October 15, 2010	0.260
October 27, 2010	December 27, 2010	January 17, 2011	0.260

Debt and Equity Financings

PGE's ability to secure sufficient long-term capital at a reasonable cost is determined by its financial performance and outlook, capital expenditure requirements, alternatives available to investors, and other factors. The Company's ability to obtain and renew such financing depends on its financial condition and credit ratings, as well as on credit markets, both generally and for electric utilities in particular. Management believes that the availability of the credit facilities, the expected ability to issue long-term debt and equity securities, and cash expected to be generated from operations provide sufficient liquidity to meet the Company's anticipated capital and operating requirements. However, the Company's ability to issue long-term debt and equity could be adversely affected by changes in capital market conditions.

Short-term Debt. PGE has approval from the FERC to issue short-term debt of up to a total of $750 million through February 6, 2012 and currently has the following unsecured revolving credit facilities:

•	A $370 million syndicated credit facility, with $10 million and $360 million scheduled to terminate July 2012 and July 2013, respectively;

•	A $200 million syndicated credit facility, which is scheduled to terminate in December 2012; and

•	A $30 million credit facility, which is scheduled to terminate in June 2013.

These credit facilities supplement operating cash flow and provide a primary source of liquidity. Pursuant to the individual terms of the agreements, the credit facilities may be used for general corporate purposes and as backup for commercial paper borrowings. The $370 million and $30 million credit facilities also permit the issuance of standby letters of credit. As of September 30, 2010, PGE had $257 million of letters of credit, $9 million of commercial paper, and no borrowings outstanding under the credit facilities. As of September 30, 2010, the aggregate unused credit available under the credit facilities was $334 million.

Long-term Debt. To fund current capital expenditures and current maturities of long-term debt, PGE issued a total of approximately $249 million of long-term debt in the first nine months of 2010 as follows:

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

Although the Company holds $21 million of its repurchased Pollution Control Revenue Bonds as of September 30, 2010, which can be remarketed through 2033, no additional long-term debt is expected to be issued during the remainder of 2010.

In addition to the above long-term debt transactions, PGE repaid $149 million of 7.875% unsecured notes in the first quarter of 2010 and $37 million of 4.8% Port of St. Helens Pollution Control Revenue Bonds in the second quarter of 2010.

Capital Structure. PGE's financial objectives include the balancing of debt and equity to maintain an optimal weighted average cost of capital while retaining sufficient flexibility to meet the Company's financial obligations. The Company attempts to maintain a common equity ratio (common equity to total consolidated capitalization, including current debt maturities) of approximately 50%. Achievement of this objective while sustaining sufficient cash flow is necessary to maintain acceptable credit ratings and allow access to long-term capital at attractive interest rates. PGE's common equity ratios were 46.7% and 46.9% as of September 30, 2010 and December 31, 2009, respectively.

Credit Ratings and Debt Covenants

PGE's secured and unsecured debt is rated investment grade by Moody's Investors Service (Moody's) and Standard and Poor's Ratings Services (S&P). PGE's current credit ratings and outlook are as follows:

	Moody's	S&P
First Mortgage Bonds	A3	A-
Senior unsecured debt	Baa2	BBB
Commercial paper	Prime-2	A-2
Outlook	Stable	Stable

Should Moody's and/or S&P reduce their credit rating on PGE's unsecured debt to below investment grade, the Company could be subject to requests by certain wholesale, commodity and transmission counterparties to post additional performance assurance collateral in connection with its price risk management activities. These deposits, which are classified as Margin deposits in PGE's condensed consolidated balance sheet, are based on the contract terms and commodity prices and can vary from period to period. As of September 30, 2010, PGE had posted approximately $354 million of collateral with these counterparties, consisting of $117 million in cash and $237 million in letters of credit, $42 million of which is affiliated with master netting agreements. Based on the Company's energy portfolio, estimates of current energy market prices, and the level of collateral outstanding as of September 30, 2010, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is approximately $102 million and decreases to approximately $79 million by December 31, 2010. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is approximately $225 million at September 30, 2010 and decreases to approximately $165 million by December 31, 2010.

PGE's financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade.

The issuance of additional First Mortgage Bonds requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the bonds. PGE estimated that on September 30, 2010 it could issue up to approximately $443 million of additional First Mortgage Bonds under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust. Future issuances would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust on the basis of property additions, bond retirements, and/or deposits of cash.

PGE's credit facilities contain customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65% of total capitalization (debt ratio). As of September 30, 2010, the Company's debt ratio, as calculated under the credit agreements, was 53.4%.

Off-Balance Sheet Arrangements

PGE has no off-balance sheet arrangements other than outstanding letters of credit that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

PGE's contractual obligations for 2010 and beyond are set forth in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010. Such obligations have not changed materially as of September 30, 2010, with the following exceptions:

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

In 2010, PGE contributed $30 million to the pension plan and estimates future contributions as follows: $18 million in 2012, $28 million in 2013, and $23 million in 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to various market risks which include commodity price risk, credit risk, foreign currency exchange rate risk, and interest rate risk. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010.

Item 4.	Controls and Procedures.

PGE's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, these disclosure controls and procedures were effective.

There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

United States Environmental Protection Agency, Region 10 - Notice of Violation

On September 28, 2010, the EPA issued a Notice of Violation (NOV) to Portland General Electric Company in accordance with the Clean Air Act (CAA) . The NOV states that the EPA has determined that PGE is violating the New Source Performance Standards (NSPS) under Section 111 of the CAA, 42 U.S.C. Section 7413(a) and Operating Permit requirements under Title V of the CAA, 42 U.S.C. Sections 7661 et seq., at the Boardman plant. In the NOV, the EPA asserts that certain projects at the Boardman plant in 1998 and in 2004 triggered the NSPS, that PGE did not satisfy these standards and that, therefore, PGE has operated the boiler at the Boardman plant in violation of the CAA. The NOV states the maximum civil penalties the EPA is authorized to impose under the CAA for violations of the NSPS (which range from $25,000 to $37,500 per day), but does not impose any penalties, or specify the amount of any proposed penalties with respect to the alleged violations. Accordingly, management cannot estimate the range of potential liability for the violations asserted in the NOV. In the NOV, the EPA has offered PGE an opportunity to confer with the EPA about the violations cited and to present information on the specific findings of the EPA. PGE expects to meet with the EPA during the first quarter of 2011 for this purpose.

Management cannot predict the outcome of the claims asserted by the EPA in the NOV. However, PGE believes that it has strong defenses to these claims and intends to vigorously defend against them.

For information regarding other legal proceedings, see PGE's Legal Proceedings set forth in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010.

Item 1A.	Risk Factors.

There have been no material changes to PGE's risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010.

Item 6.	Exhibits.

3.1
Second Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed August 3, 2009).

3.2	Seventh Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed February 19, 2010).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	October 27, 2010	By:	/s/ Maria M. Pope
Maria M. Pope
Senior Vice President, Finance, Chief Financial Officer, and Treasurer
(duly authorized officer and principal financial officer)