Form 10-Q
period 2012-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2012-05-03
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares of common stock outstanding as of April 26, 2012 is 75,506,040 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues, net	$479	$484
Operating expenses:
Purchased power and fuel	195	194
Production and distribution	53	42
Administrative and other	54	52
Depreciation and amortization	62	56
Taxes other than income taxes	27	25
Total operating expenses	391	369
Income from operations	88	115
Other income:
Allowance for equity funds used during construction	1	1
Miscellaneous income, net	3	2
Other income, net	4	3
Interest expense	28	27
Income before income taxes	64	91
Income taxes	15	22
Net income and net income attributable to Portland General Electric Company	$49	$69
Comprehensive income and comprehensive income attributable to Portland General Electric Company	$49	$69

Weighted-average shares outstanding (in thousands):
Basic	75,423	75,318
Diluted	75,443	75,337

Earnings per share - basic and diluted	$0.65	$0.92
Dividends declared per common share	$0.265	$0.260

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8	$6
Accounts receivable, net	156	144
Unbilled revenues	79	101
Inventories	81	71
Margin deposits	98	80
Regulatory assets - current	232	216
Deferred income tax assets	39	33
Other current assets	87	65
Total current assets	780	716
Electric utility plant, net	4,288	4,285
Regulatory assets - noncurrent	588	594
Nuclear decommissioning trust	36	37
Non-qualified benefit plan trust	36	36
Other noncurrent assets	61	65
Total assets	$5,789	$5,733

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	March 31, 2012	December 31, 2011
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80	$111
Liabilities from price risk management activities - current	242	216
Short-term debt	—	30
Current portion of long-term debt	100	100
Accrued expenses and other current liabilities	166	157
Total current liabilities	588	614
Long-term debt, net of current portion	1,635	1,635
Regulatory liabilities - noncurrent	742	720
Deferred income taxes	557	529
Liabilities from price risk management activities - noncurrent	173	172
Unfunded status of pension and postretirement plans	197	195
Non-qualified benefit plan liabilities	102	101
Other noncurrent liabilities	100	101
Total liabilities	4,094	4,067
Commitments and contingencies (see notes)
Equity:
Portland General Electric Company shareholders’ equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, no par value, 160,000,000 shares authorized; 75,504,580 and 75,362,956 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	836	836
Accumulated other comprehensive loss	(6)	(6)
Retained earnings	862	833
Total Portland General Electric Company shareholders’ equity	1,692	1,663
Noncontrolling interests’ equity	3	3
Total equity	1,695	1,666
Total liabilities and equity	$5,789	$5,733

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$49	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	56
Increase (decrease) in net liabilities from price risk management activities	21	(29)
Regulatory deferral - price risk management activities	(22)	29
Deferred income taxes	24	25
Power cost deferrals, net of amortization	3	4
Allowance for equity funds used during construction	(1)	(1)
Other non-cash income and expenses, net	14	9
Changes in working capital:
Decrease (increase) in receivables	9	(1)
(Increase) decrease in margin deposits, net	(18)	3
Income tax refund received	8	8
Decrease in payables and accrued liabilities	(18)	(10)
Other working capital items, net	(24)	(16)
Other, net	3	—
Net cash provided by operating activities	110	146
Cash flows from investing activities:
Capital expenditures	(69)	(69)
Sale of solar power facility	10	—
Sales of Nuclear decommissioning trust securities	7	18
Purchases of Nuclear decommissioning trust securities	(7)	(19)
Other, net	1	—
Net cash used in investing activities	(58)	(70)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from financing activities:
Payments on long-term debt	$—	$(10)
Maturities of commercial paper, net	(30)	(19)
Dividends paid	(20)	(20)
Noncontrolling interests’ capital distributions	—	(4)
Net cash used in financing activities	(50)	(53)
Increase in cash and cash equivalents	2	23
Cash and cash equivalents, beginning of period	6	4
Cash and cash equivalents, end of period	$8	$27

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$13	$15
Cash paid for income taxes	—	1
Non-cash investing and financing activities:
Accrued capital additions	8	9
Accrued dividends payable	21	20

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in order to obtain reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. PGE’s corporate headquarters are located in Portland, Oregon and its service area is located entirely within the state of Oregon. PGE’s service area includes 52 incorporated cities, of which Portland and Salem are the largest, within a state-approved service area allocation of approximately 4,000 square miles. As of March 31, 2012, PGE served 824,780 retail customers with a service area population of approximately 1.7 million, comprising approximately 44% of the state’s population.

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

The financial information included herein for the three months ended March 31, 2012 and 2011 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated results of operations, and condensed consolidated cash flows of the Company for these interim periods. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs may not be reflective of amounts to be recognized for a full year. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and natural gas, interim financial results do not necessarily represent those to be expected for the year. The financial information as of December 31, 2011 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 24, 2012, and should be read in conjunction with such consolidated financial statements.

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

Reclassifications

To conform with the 2012 presentation, PGE has separately presented Deferred income tax assets from Other current assets, and reclassified Regulatory liabilities - current, of $6 million, to Accrued expenses and other current liabilities, in the condensed consolidated balance sheet as of December 31, 2011. In addition, PGE has reclassified Senate Bill 408 deferrals, net of amortization to Other non-cash income and expenses, net in the condensed consolidated statement of cash flows for the three months ended March 31, 2011.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Recent Accounting Pronouncements

In May 2011, ASU 2011-04, Fair Value Measurements and Disclosures (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04) was issued. Many of the amendments in ASU 2011-04 change the wording used to describe principles and requirements to align with International Financial Reporting Standards as issued by the International Accounting Standards Board, and are not intended to change the application of Topic 820. Some of the amendments clarify the Financial Accounting Standards Board’s intent on the application of existing fair value guidance or change a particular principle or requirement for measuring fair value or fair value disclosures. PGE adopted the amendments contained in ASU 2011-04 on January 1, 2012, which did not have an impact on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.

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

NOTE 2: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable is net of an allowance for uncollectible accounts of $6 million as of March 31, 2012 and December 31, 2011.

The activity in the allowance for uncollectible accounts is as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Balance as of beginning of period	$6	$5
Provision, net	1	2
Amounts written off, less recoveries	(1)	(2)
Balance as of end of period	$6	$5

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Inventories

PGE inventories, which are recorded at average cost, consist primarily of materials and supplies for use in operations, maintenance and capital activities and fuel for use in generating plants. Fuel inventories include natural gas, coal, and oil. Periodically, the Company assesses the realizability of inventory for purposes of determining that inventory is recorded at the lower of average cost or market.

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	March 31, 2012	December 31, 2011
Electric utility plant	$6,630	$6,596
Construction work in progress	129	120
Total cost	6,759	6,716
Less: accumulated depreciation and amortization	(2,471)	(2,431)
Electric utility plant, net	$4,288	$4,285

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $158 million and $153 million as of March 31, 2012 and December 31, 2011, respectively. Amortization expense related to intangible assets was $5 million for the three months ended March 31, 2012 and 2011.

In January 2012, PGE completed construction of a $10 million, 1.75 MW solar powered electric generating facility, which was sold to, and simultaneously leased-back from, a financial institution. The Company operates the project and receives 100% of the power generated by the facility.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	March 31, 2012		December 31, 2011
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Price risk management	$216	$172	$194	$172
Pension and other postretirement plans	—	290	—	295
Deferred income taxes	—	85	—	87
Deferred broker settlements	9	—	11	—
Debt reacquisition costs	—	27	—	28
Other	7	14	11	12
Total regulatory assets	$232	$588	$216	$594
Regulatory liabilities:
Asset retirement removal costs	$—	$651	$—	$637
Asset retirement obligations	—	37	—	36
Power cost adjustment mechanism	—	14	—	10
Other	3	40	6	37
Total regulatory liabilities	$3	$742	$6	$720

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	March 31, 2012	December 31, 2011
Accrued employee compensation and benefits	$38	$44
Accrued interest payable	35	24
Accrued dividends payable	21	21
Other	72	68
Total accrued expenses and other current liabilities	$166	$157

Other Noncurrent Liabilities

During 2011, an updated decommissioning study for the Company’s Boardman coal-fired plant was completed, which assumed that Boardman’s coal-fired operations cease in 2020 rather than 2040. As a result of the study, PGE increased its asset retirement obligation related to Boardman by approximately $23 million in the first quarter of 2011, and subsequently adjusted the increase down to $20 million in the fourth quarter of 2011, with a corresponding increase in the cost basis of the plant, included in Electric utility plant, net on the condensed consolidated balance sheet. Such transaction is non-cash and is excluded from investing activities in the statement of cash flows for the three months ended March 31, 2011.

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

Pursuant to the individual terms of the agreements, both credit facilities may be used for general corporate purposes and as backup for commercial paper borrowings, and also permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. Both credit facilities require annual fees based on PGE’s unsecured credit ratings, and contain customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreements, to 65% of total capitalization. As of March 31, 2012, PGE was in compliance with this requirement with a 50.6% debt to total capital ratio.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the credit facilities.

Pursuant to an order issued by the Federal Energy Regulatory Commission (FERC), the Company is authorized to issue short-term debt up to $700 million through February 6, 2014. The authorization provides that if utility assets financed by unsecured debt are divested, then a proportionate share of the unsecured debt must also be divested.

PGE classifies borrowings and outstanding commercial paper under the revolving credit facility as Short-term debt on the condensed consolidated balance sheet. As of March 31, 2012, PGE had no borrowings or commercial paper outstanding under the credit facility, and $137 million of letters of credit issued. As of December 31, 2011, PGE had no borrowings and $30 million of commercial paper outstanding, and $124 million in letters of credit issued. As of March 31, 2012, the aggregate unused credit available under the credit facilities was $533 million.

Pension and Other Postretirement Benefits

Components of net periodic benefit cost are as follows for the three months ended March 31 (in millions):

	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2012	2011	2012	2011	2012	2011
Service cost	$3	$3	$1	$1	$—	$—
Interest cost	8	7	1	1	1	1
Expected return on plan assets	(10)	(10)	—	—	—	—
Amortization of net actuarial loss	4	2	—	—	—	—
Net periodic benefit cost	$5	$2	$2	$2	$1	$1

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate fair value as of March 31, 2012 and December 31, 2011, and then classifies these financial assets and liabilities based on a fair value hierarchy. The fair value hierarchy is used to prioritize the inputs to the valuation techniques used to measure fair value. These three broad levels and application to the Company are discussed below:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2 — Pricing inputs include those that are directly or indirectly observable in the marketplace as of the reporting date.

Level 3 — Pricing inputs include significant inputs which are unobservable for the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

PGE recognizes any transfers between levels in the fair value hierarchy as of the end of the reporting period. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels, except those transfers out of Level 3 to Level 2 presented in this note, as of March 31, 2012 and December 31, 2011.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust: (1)
Money market funds	$—	$14	$—	$14
Debt securities:
Domestic government	4	9	—	13
Corporate credit	—	9	—	9
Non-qualified benefit plan trust: (2)
Equity securities:
Domestic	—	—	—	—
International	7	3	—	10
Debt securities - domestic government	2	—	—	2
Assets from price risk management activities: (1) (3)
Electricity	—	6	1	7
Natural gas	—	18	—	18
	$13	$59	$1	$73
Liabilities from price risk management activities: (1) (3)
Electricity	$—	$130	$36	$166
Natural gas	—	189	60	249
	$—	$319	$96	$415

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Excludes insurance policies of $24 million, which are recorded at cash surrender value.

(3)	For further information, see Note 4, Price Risk Management.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust: (1)
Money market funds	$—	$14	$—	$14
Debt securities:
Domestic	3	9	—	12
Corporate credit	—	11	—	11
Non-qualified benefit plan trust: (2)
Equity securities:
Domestic	7	2	—	9
International	1	—	—	1
Debt securities - domestic government	3	—	—	3
Assets from price risk management activities: (1) (3)
Electricity	—	2	—	2
Natural gas	—	17	—	17
	$14	$55	$—	$69
Liabilities from price risk management activities: (1) (3)
Electricity	$—	$108	$29	$137
Natural gas	—	201	50	251
	$—	$309	$79	$388

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Excludes insurance policies of $23 million, which are recorded at cash surrender value.

(3)	For further information, see Note 4, Price Risk Management.

Trust assets held in the Nuclear decommissioning and Non-qualified benefit plan trusts are recorded at fair value in PGE’s consolidated balance sheets and allocated to securities that are exposed to interest rate, credit and market volatility risks. These assets are classified within the fair value hierarchy based on the following factors:

Money market funds — PGE invests in money market funds that seek to maintain a stable net asset value. These funds invest in high-quality, short-term, diversified money market instruments, short-term treasury bills, federal agency securities, certificates of deposits, and commercial paper. Money market funds held in the Nuclear decommissioning trust are classified as Level 2 in the fair value hierarchy as the securities are traded in active markets of similar securities but are not directly valued using quoted market prices.

Debt securities — PGE invests in highly-liquid United States treasury securities to support the investment objectives of the trusts. These securities are classified as Level 1 in the fair value hierarchy due to the availability of quoted prices for identical assets in an active market as of the reporting date.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Equity securities — Equity mutual fund and common stock securities are primarily classified as Level 1 in the fair value hierarchy due to the availability of quoted prices for identical assets in an active market as of the reporting date. Principal markets for equity prices include published exchanges such as NASDAQ and the New York Stock Exchange (NYSE). Certain mutual fund assets included in commingled trusts or separately managed accounts are classified as Level 2 in the fair value hierarchy as pricing inputs are directly or indirectly observable in the marketplace as of the reporting date.
Assets and liabilities from price risk management activities are recorded at fair value in PGE’s consolidated balance sheets and consist of derivative instruments entered into by the Company to manage its exposure to commodity price risk and foreign exchange rate risk, in order to reduce volatility in net power costs for the Company’s retail customers. For additional information regarding these assets and liabilities, see Note 4, Price Risk Management.

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

Assets and liabilities from price risk management activities classified as Level 3 consist of instruments for which fair value is derived using one or more significant inputs that are not observable for the entire term of the instrument. These instruments consist of longer term over-the-counter swap derivatives. Commodity option contracts whose fair value is derived using standardized valuation techniques, such as Black-Scholes, are also classified as Level 3 and represent an immaterial portion of the Company’s Level 3 fair value measurements. Inputs into the valuation of commodity option contracts include forward commodity prices, forward interest rates, and historic volatility and correlation factors.
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 liabilities from price risk management activities as of March 31, 2012 is presented below:

	Fair Value (in millions) (1)	Range and Weighted Average Price per Unit
		Low	High	Weighted Average	Unit
Liabilities from price risk management activities: (2)
Electricity financial swaps	$36	$5.99	$49.70	$38.33	MWh
Natural gas financial swaps	$60	$2.85	$4.83	$3.71	Dth

(1) Assets from price risk management activities related to commodity option contracts and electricity financial swaps are considered immaterial for this disclosure.
(2) The company values its Level 3 liabilities from price risk management activities using a discounted cash flow technique in which long-term quoted forward prices are unobservable inputs.

The significant unobservable inputs used in the Company’s fair value measurement of price risk management assets and liabilities are long-term forward prices for commodity derivatives. These inputs employ the mid-point of the market’s bid-ask spread and are derived using observed transactions in active markets, as well as historical experience as a participant in those markets. These inputs are validated against nonbinding quotes from brokers

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

with whom the Company transacts. In addition, changes in the fair value measurement from price risk management assets and liabilities are analyzed and reviewed on a monthly basis by the Company’s Risk Management group. This process includes analytical review of changes in commodity prices as well as procedures to analyze and identify the reasons for the changes over specific reporting periods.

The Company’s assets and liabilities from price risk management activities are sensitive to changes in the underlying market prices of the related commodities. The significance of the impact is dependent upon the magnitude of the price change and the Company’s position as either the buyer or seller of the contract. As the buyer of a commodity financial swap, an increase in the underlying commodity price would result in a favorable change to the Company’s fair value measurement. Conversely, a decrease in the underlying commodity price to buy a commodity financial swap would result in an unfavorable change to the Company’s fair value measurement. As the seller of a commodity financial swap, the Company’s fair value measurements are sensitive to price changes in a manner opposite to the buy side relationship discussed above.

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Balance as of the beginning of the period	$79	$120
Net realized/unrealized losses (gains) for the period (1)	18	(2)
Purchases	—	(1)
Issues	(1)	—
Settlements	—	(1)
Transfers out of Level 3 to Level 2	(1)	—
Balance as of the end of the period	$95	$116

(1)
Contains nominal amounts of realized losses, net. Both realized and unrealized gains (losses) are recorded in Purchased power and fuel expense in the condensed consolidated statements of income of which the unrealized portion is fully offset by the effects of regulatory accounting until settlement of the underlying transactions.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the three months ended March 31, 2012, there were no transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers in and transfers out of Level 3 at the end of the reporting period for all of its financial instruments. Transfers from Level 2 to Level 1 for the Company’s price risk management assets and liabilities do not occur as quoted prices are not available for identical instruments. As such, the Company’s assets and liabilities from price risk management activities mature and settle as Level 2 fair value measurements. Additionally, the Company has no price risk management assets or liabilities classified as Level 1 fair value measurements.

Long-term debt is recorded at amortized cost in PGE’s consolidated balance sheets. The fair value of long-term debt is classified as a Level 2 fair value measurement and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to PGE for debt of similar remaining maturities. As of March 31, 2012, the estimated aggregate fair value of PGE’s long-term debt was $2,193 million, compared to its $1,735

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

million carrying amount. As of December 31, 2011, the estimated aggregate fair value of PGE’s long-term debt was $2,091 million, compared to its $1,735 million carrying amount.

NOTE 4: PRICE RISK MANAGEMENT

PGE participates in the wholesale marketplace in order to balance its supply of power, which consists of its own generating resources combined with wholesale market transactions, to meet the needs of its retail customers, manage risk, and administer its existing long-term wholesale contracts. Such activities include fuel and power purchases and sales resulting from economic dispatch decisions for Company-owned generation. As a result of this ongoing business activity, PGE is exposed to commodity price risk and foreign currency exchange rate risk, from which changes in prices and/or rates may affect the Company’s financial position, results of operations, or cash flows.

PGE utilizes derivative instruments in its wholesale electric utility activities to manage its exposure to commodity price risk and foreign currency exchange rate risk in order to reduce volatility in net power costs for its retail customers. These derivative instruments may include forward, swap, and option contracts for electricity, natural gas, oil, and foreign currency, which are recorded at fair value on the balance sheet, with changes in fair value recorded in the condensed consolidated statements of income and comprehensive income. In accordance with the ratemaking and cost recovery process authorized by the OPUC, PGE recognizes a regulatory asset or liability to defer the gains and losses from derivative activity until realized. This accounting treatment defers the fair value gains and losses on derivative activities until settlement of the associated derivative instrument. PGE may designate certain derivative instruments as cash flow hedges or may use derivative instruments as purely economic hedges. The Company does not engage in trading activities for non-retail purposes.
PGE has elected to report gross on the balance sheet the positive and negative exposures resulting from derivative instruments. As of March 31, 2012 and December 31, 2011, the Company had $32 million and $26 million, respectively, in collateral posted with counterparties under an agreement that meets the definition of a master netting arrangement. This collateral consists entirely of letters of credit.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle through 2016, were as follows (in millions):

	March 31, 2012		December 31, 2011
Commodity contracts:
Electricity	12	MWh	13	MWh
Natural gas	71	Decatherms	79	Decatherms
Foreign currency	$7	Canadian	$6	Canadian

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The fair value of PGE’s Assets and Liabilities from price risk management activities consists of the following (in millions):

	March 31, 2012		December 31, 2011
Current assets:
Commodity contracts:
Electricity	$7		$2
Natural gas	18		17
Total current derivative assets	25	(1)	19	(1)
Total derivative assets not designated as hedging instruments	$25		$19
Total derivative assets	$25		$19
Current liabilities:
Commodity contracts:
Electricity	$90		$66
Natural gas	152		150
Total current derivative liabilities	242		216
Noncurrent liabilities:
Commodity contracts:
Electricity	76		71
Natural gas	97		101
Total noncurrent derivative liabilities	173		172
Total derivative liabilities not designated as hedging instruments	$415		$388
Total derivative liabilities	$415		$388

(1)	Included in Other current assets on the condensed consolidated balance sheets.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Purchased power and fuel in the condensed consolidated statements of income and were as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Commodity contracts:
Electricity	$53	$31
Natural Gas	36	(6)

Net unrealized losses and certain net realized losses presented in the table above are offset within the consolidated statements of income by the effects of regulatory accounting. Of the net loss recognized in Net income for the three months ended March 31, 2012 and 2011, net losses of $81 million and $25 million, respectively, have been offset.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of March 31, 2012 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2012	2013	2014	2015	Total
Commodity contracts:
Electricity	$63	$60	$25	$11	$159
Natural gas	111	83	30	7	231
Net unrealized loss	$174	$143	$55	$18	$390

The Company’s secured and unsecured debt is currently rated at investment grade by Moody’s Investors Service (Moody’s) and Standard and Poor’s Ratings Services (S&P). Should Moody’s and/or S&P reduce their rating on the Company’s unsecured debt to below investment grade, PGE could be subject to requests by certain wholesale counterparties to post additional performance assurance collateral, in the form of cash or letters of credit, based on total portfolio positions with each of those counterparties. Certain other counterparties would have the right to terminate their agreements with the Company.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2012 was $333 million, for which the Company has posted $116 million in collateral, consisting entirely of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered at March 31, 2012, the cash requirement to either post as collateral or settle the instruments immediately would have been $309 million.

Counterparties representing 10% or more of Assets and Liabilities from price risk management activities as of March 31, 2012 or December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Assets from price risk management activities:
Counterparty A	16%	16%
Counterparty B	12	19
Counterparty C	11	7
Counterparty D	8	13
	47%	55%
Liabilities from price risk management activities:
Counterparty C	22%	23%
Counterparty E	13	10
	35%	33%

See Note 3 for additional information concerning the determination of fair value for the Company’s Assets and Liabilities from price risk management activities.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 5: EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2012	2011
Numerator (in millions):
Net income attributable to Portland General Electric Company common shareholders	$49	$69
Denominator (in thousands):
Weighted-average common shares outstanding - basic	75,423	75,318
Dilutive effect of unvested restricted stock units and employee stock purchase plan shares	20	19
Weighted-average common shares outstanding - diluted	75,443	75,337

Earnings per share - basic and diluted	$0.65	$0.92

Unvested performance stock units and related dividend equivalent rights are not included in the computation of dilutive securities because vesting of these instruments is dependent upon three-year performance periods and the vesting criteria has not been met as of the end of the reporting period presented.
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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 6: EQUITY

The activity in equity during the three months ended March 31, 2012 and 2011 is as follows (dollars in millions):

	Portland General Electric Company Shareholders’ Equity
	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests’ Equity
	Shares	Amount

Balances as of December 31, 2011	75,362,956	$836	$(6)	$833	$3
Vesting of restricted and performance stock units	140,714	—	—	—	—
Issuance of shares pursuant to dividend reinvestment and direct stock purchase plan	910	—	—	—	—
Stock-based compensation	—	—	—	—	—
Dividends declared	—	—	—	(20)	—
Noncontrolling interests’ capital distributions	—	—	—	—	—
Net income	—	—	—	49	—
Balances as of March 31, 2012	75,504,580	$836	$(6)	$862	$3

Balances as of December 31, 2010	75,316,419	$831	$(5)	$766	$7
Vesting of restricted stock units	9,184	—	—	—	—
Stock-based compensation	—	1	—	—	—
Dividends declared	—	—	—	(20)	—
Noncontrolling interests’ capital distributions	—	—	—	—	(4)
Net income	—	—	—	69	—
Balances as of March 31, 2011	75,325,603	$832	$(5)	$815	$3

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

Loss contingencies are accrued and disclosed when it is probable that an asset has been impaired, or a liability incurred, as of the financial statement date and the amount of the loss can be reasonably estimated. If a reasonable estimate of probable loss cannot be determined, a range of loss may be established, in which case the minimum amount in the range is accrued, unless some other amount within the range appears to be a better estimate.

Loss contingencies are also disclosed when it is reasonably possible that an asset has been impaired, or a liability incurred. If a probable or reasonably possible loss can be reasonably estimated, then the Company discloses an estimate of such loss or the range of such loss. If a reasonable estimate cannot be made, disclosure will include the reason for such determination.

If an asset has been impaired or a liability incurred after the financial statement date, but prior to the issuance of the financial statements, the loss contingency is disclosed, if material, and the amount of any estimated loss is recorded in the appropriate reporting period.

The Company evaluates, on a quarterly basis, developments in such matters that could affect the amount of any accrual, as well as the likelihood of developments that would make a loss contingency both probable and reasonably estimable. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves a series of complex judgments about future events. Management is often unable to estimate a reasonably possible loss, or a range of loss, particularly in cases in which (i) the damages sought are indeterminate or the basis for the damages claimed is not clear, (ii) the proceedings are in the early stages, (iii) discovery is not complete, (iv) the matters involve novel or unsettled legal theories, (v) there are significant facts in dispute, (vi) there are a large number of parties (including cases in which it is uncertain how liability, if any, would be shared among multiple defendants), or (vii) there is a wide range of potential outcomes. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution, including any possible loss, fine, penalty, or business impact.

Trojan Investment Recovery

Regulatory Proceedings. In 1993, PGE closed the Trojan Nuclear Plant (Trojan) and sought full recovery of, and a rate of return on, its Trojan costs in a general rate case filing with the OPUC. The OPUC issued a general rate order that granted the Company recovery of, and a rate of return on, 87% of its remaining investment in Trojan.

Numerous challenges and appeals were subsequently filed in various state courts on the issue of the OPUC’s authority under Oregon law to grant recovery of, and a return on, the Trojan investment. In 1998, the Oregon Court of Appeals upheld the OPUC’s order authorizing PGE’s recovery of the Trojan investment, but held that the OPUC did not have the authority to allow the Company to recover a return on the Trojan investment and remanded the case to the OPUC for reconsideration.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The OPUC then issued an order in 2008 (2008 Order) that required PGE to provide refunds, including interest from September 30, 2000, to customers who received service from the Company during the period October 1, 2000 to September 30, 2001. PGE recorded a charge of $33.1 million in 2008 related to the refund and accrued additional interest expense on the liability until refunds to customers were completed in the first quarter of 2010. The URP and the plaintiffs in the class actions described below separately appealed the 2008 Order to the Oregon Court of Appeals. Oral arguments in the appeal occurred in February 2012 and a decision by the Oregon Court of Appeals remains pending.

Class Actions. In two separate legal proceedings, lawsuits were filed in Marion County Circuit Court against PGE in 2003 on behalf of two classes of electric service customers. The class action lawsuits seek damages of $260 million, plus interest, as a result of the Company’s inclusion, in prices charged to customers, of a return on its investment in Trojan.

In 2006, the Oregon Supreme Court issued a ruling ordering the abatement of the class action proceedings until the OPUC responded to the 2002 Order (described above). The Oregon Supreme Court concluded that the OPUC has primary jurisdiction to determine what, if any, remedy it can offer to PGE customers, through price reductions or refunds, for any amount of return on the Trojan investment the Company collected in prices for the period from April 1, 1995 through October 1, 2000.

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

Because the above matters involve unsettled legal theories and have a broad range of potential outcomes, management cannot estimate a range of potential loss. However, management believes that these matters will not have a material impact on the financial condition of the Company, but may have a material impact on the results of operations and cash flows in future reporting periods.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

deny refunds. After denying requests for rehearing, the Ninth Circuit in April 2009 issued a mandate giving immediate effect to its August 2007 order remanding the case to the FERC.

In October 2011, the FERC issued an Order on Remand, establishing an evidentiary hearing to determine whether any seller had engaged in unlawful market activity in the Pacific Northwest spot markets during the December 25, 2000 through June 20, 2001 period by violating specific contracts or tariffs, and, if so, whether a direct connection existed between the alleged unlawful conduct and the rate charged under the applicable contract. The FERC held that the Mobile-Sierra public interest standard governs challenges to the bilateral contracts at issue in this proceeding, and the strong presumption under Mobile-Sierra that the rates charged under each contract are just and reasonable would have to be specifically overcome before a refund could be ordered. FERC directed the presiding judge, if necessary, to determine a refund methodology and to calculate refunds, but held that a market-wide remedy was not appropriate, given the bilateral contract nature of the Pacific Northwest spot markets. Certain parties claiming refunds filed requests for rehearing of the Order on Remand, contesting, among other things, the applicable refund period reflected in the Order, the use of the Mobile-Sierra standard, any restraints in the Order on the type of evidence that could be introduced in the hearing, and the lack of a market-wide remedy. The rehearing requests remain pending.

In its October 2011 Order on Remand, the FERC held the hearing procedures in abeyance pending the results of settlement discussions, which it ordered be convened before a FERC settlement judge. The settlement proceedings are ongoing.

The settlement between PGE and certain other parties in the California refund case in Docket No. EL00-95, et seq., approved by the FERC in May 2007, resolved all claims between the Company and the California parties named in the settlement (including CERS) as to transactions in the Pacific Northwest during the settlement period, January 1, 2000 through June 20, 2001, but did not settle potential claims from other market participants relating to transactions in the Pacific Northwest.

Management cannot predict whether the FERC will order refunds in the Pacific Northwest Refund proceeding, which contracts would be subject to refunds, or how such refunds, if any, would be calculated. Accordingly, management cannot estimate a range of potential loss. However, management believes that the outcome will not have a material impact on the financial condition of the Company, but may have a material impact on the results of operations and cash flows in future reporting periods.

EPA Investigation of Portland Harbor

A 1997 investigation by the EPA of a segment of the Willamette River known as Portland Harbor revealed significant contamination of river sediments. The EPA subsequently included Portland Harbor on the National Priority List pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) as a federal Superfund site and listed 69 Potentially Responsible Parties (PRPs). PGE was included among the PRPs as it has historically owned or operated property near the river. In January 2008, the EPA requested information from various parties, including PGE, concerning properties near the river. Subsequently, the EPA has listed additional PRPs, which now number over one hundred.

The Portland Harbor site is currently undergoing a remedial investigation and feasibility study (RI/FS) pursuant to an Administrative Order on Consent (AOC) between the EPA and several PRPs known as the Lower Willamette Group (LWG), which does not include PGE.

In March 2012, the LWG submitted a draft FS to the EPA for review and approval. The draft FS, along with the RI, provide the framework for the EPA to determine a cleanup remedy for Portland Harbor, which will be documented in a Record of Decision. The EPA is not expected to issue the Record of Decision until 2014.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The draft FS evaluates several alternative cleanup approaches. These approaches would take from two to 28 years with costs ranging from $169 million to $1.8 billion, depending primarily on the selected remedial action levels. The draft FS does not address responsibility for the costs of cleanup, allocate such costs among PRPs, or define precise boundaries for the cleanup. Responsibility for funding and implementing the EPA’s selected cleanup will be determined after the issuance of the Record of Decision.

Sufficient information is currently not available to determine PGE’s liability for the cost of any required investigation or remediation of the Portland Harbor site or to estimate a range of potential loss. Management believes, however, that the outcome will not have a material impact on the financial condition of the Company, but may have a material impact on the results of operations and cash flows in future reporting periods.

DEQ Investigation of Downtown Reach

The Oregon Department of Environmental Quality (DEQ) has executed a memorandum of understanding with the EPA to administer and enforce clean-up activities for portions of the Willamette River that are upriver from the Portland Harbor Superfund site (the “Downtown Reach”). In January of 2010, the DEQ issued an order requiring PGE to perform an investigation of certain portions of the Downtown Reach. PGE completed this investigation in December 2011 and is awaiting the DEQ’s certification of completion of the investigation. PGE and the DEQ are discussing the development of a feasibility study of alternatives for remedial action for the portions of the Downtown Reach that were included within the scope of PGE’s investigation.
Sufficient information is currently not available to determine PGE’s liability for the cost of any required investigation or remediation of the Downtown Reach site or to estimate a range of potential loss. However, management believes that the outcome will not have a material impact on the financial condition of the Company, but may have a material impact on the results of operations and cash flows in future reporting periods.

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

PGE received a Notice from the EPA in 2005, in which the Company was named as one of fourteen PRPs with respect to Harbor Oil. Subsequently, an AOC was signed by the EPA and six other parties, including PGE, to implement an RI/FS at Harbor Oil. In 2011, the final draft of the remedial investigation report was submitted to the EPA.

In March 2012, the EPA approved the remedial investigation and stated that it intends to recommend no further cleanup action on the site, based on the conclusions of the risk assessment conducted under the CERCLA. Following a public notice and comment period, the EPA is expected to issue a final Record of Decision in September 2012.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Based on information currently available, management cannot estimate a range of potential loss with respect to this matter. However, management believes that the outcome will not have a material impact on the financial condition of the Company, but may have a material impact on the results of operations and cash flows in future reporting periods.

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

It is not certain that the Company will receive the full amount of the Bonds but could, along with other claimants, potentially receive a pro-rata share of certain assets. The timing and extent of distributions on claims are subject to the ultimate disposition of numerous claims in the proceedings and certain major contingencies which the Trustee must resolve. PGE cannot currently estimate how much of the value of the Bonds will ultimately be returned to the Company or the timing of the distribution from Lehman. Management does not expect the outcome of this matter to have a material impact on the Company’s financial condition, but it may have a material impact on the results of operations and cash flows in a future interim reporting period.

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

NOTE 8: GUARANTEES

PGE enters into financial agreements and power and natural gas purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of March 31, 2012, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 9: VARIABLE INTEREST ENTITIES

PGE has determined that it is the primary beneficiary of three variable interest entities (VIEs) and, therefore, consolidates the VIEs within the Company’s condensed consolidated financial statements. All three arrangements were formed for the sole purpose of designing, developing, constructing, owning, maintaining, operating, and financing photovoltaic solar power facilities located on real property owned by third parties, and selling the energy generated by the facilities. PGE is the Managing Member in each of the Limited Liability Companies (LLCs), holding less than 1% equity interest in each entity, and a financial institution is the Investor Member, holding more than 99% equity interest in each entity. PGE has determined that its interests in these VIEs contain the obligation to absorb the variability of the entities that could potentially be significant to the VIEs, and the Company has the power to direct the activities that most significantly affect the entities’ economic performance.

Determining whether PGE is the primary beneficiary of a VIE is complex, subjective, and requires the use of judgments and assumptions. Significant judgments and assumptions made by PGE in determining it is the primary beneficiary of these LLCs include the following: (i) PGE has the expertise to own and operate electric generating facilities and is authorized to operate the LLCs pursuant to the operating agreements, and, therefore, PGE has control over the most significant activities of the LLCs; (ii) PGE expects to own 100% of the LLCs shortly after five years have elapsed, at which time the facilities will have approximately 75% of their estimated useful life remaining; and (iii) based on projections prepared in accordance with the operating agreements, PGE expects to absorb a majority of any expected losses of the LLCs.

Included in PGE’s condensed consolidated balance sheet are LLC assets as follows (in millions):

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$1	$1
Electric utility plant, net	5	5

These assets can only be used to settle the obligations of the consolidated VIEs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	the outcome of legal and regulatory proceedings and issues including, but not limited to, the matters described in Note 7, Contingencies, in the Notes to Condensed Consolidated Financial Statements;

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

•	changes in residential, commercial, and industrial customer growth, and in demographic patterns, in PGE’s service territory;

•	the effectiveness of PGE’s risk management policies and procedures and the creditworthiness of customers and counterparties;

•	the failure to complete capital projects on schedule and within budget;

•	declines in the fair value of equity securities held for the defined benefit pension plans and other benefit plans, which could result in increased funding requirements for such plans;

•	changes in, and compliance with, environmental and endangered species laws and policies;

•	the effects of climate change, including changes in the environment that may affect energy costs or consumption, increase the Company’s costs, or adversely affect its operations;

•	new federal, state, and local laws that could have adverse effects on operating results;

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of the business environment, results of operations, and financial condition of PGE. MD&A should be read in conjunction with the Company’s condensed consolidated financial statements contained in this report, as well as the consolidated financial statements and disclosures in its Annual Report on Form 10-K for the year ended December 31, 2011, and other periodic and current reports filed with the SEC.

Operating Activities — PGE is a vertically integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity, as well as the wholesale purchase and sale of electricity and natural gas. The Company generates revenues and cash flows primarily from the sale and distribution of electricity to customers in its service territory.

The Company’s revenues and income from operations can fluctuate from period to period due to the impact of seasonal weather conditions on demand for electricity. Price changes and customer usage patterns (which can be affected by the economy) also have an effect on revenues while the availability and price of purchased power and fuel can affect income from operations. PGE is a winter-peaking utility that typically experiences its highest retail energy sales during the winter heating season, with a slightly lower peak in the summer that generally results from air conditioning demand.

Customers and Demand — Retail energy deliveries for the three months ended March 31, 2012 decreased 0.8% from the comparable period of 2011 largely as a result of a decrease in industrial demand. One paper production customer ceased operations in February 2011 and weakness in demand from certain customers in the industrial sector in early 2012 contributed to the decline, which was partially offset by an increase of 3,700 in the average number of total retail customers served.

The following table indicates the average number of retail customers, including those customers who chose to purchase their energy from an Electricity Service Supplier (ESS), and energy deliveries, by customer class, for the periods indicated:

	Three Months Ended March 31,
	2012		2011		Increase /(Decrease)in Energy Deliveries
	Average Number of Customers	Energy Deliveries *	Average Number of Customers	Energy Deliveries *
Residential	722,197	2,259	719,615	2,291	(1.4)%
Commercial	102,169	1,839	101,018	1,831	0.4
Industrial	266	1,006	258	1,024	(1.8)
Total	824,632	5,104	820,891	5,146	(0.8)

____________________

*	In thousands of MWh.

PGE projects that weather adjusted retail energy deliveries for 2012 will be comparable to 2011 weather adjusted levels, after allowing for energy efficiency and conservation efforts. Excluding two paper production customers, retail energy deliveries for 2012 are expected to be approximately 1% to 1.5% higher than 2011 levels on a weather adjusted basis. One of these paper customers ceased operations early in 2011. The other customer purchases a significant portion of its energy requirements at market prices under the Company’s Economic Replacement Power program and, accordingly, changes in the customer’s demand do not significantly affect the Company’s gross margin. Excluding the deliveries to these two paper customers from the table above, total energy deliveries would show a decrease of only 0.4% in the three months ended March 31, 2012, compared to the same period of 2011.

Power Operations — To meet the energy needs of its retail customers, the Company utilizes a combination of its own generating resources and wholesale market transactions. Based on numerous factors, including plant availability, customer demand, river flows, wind conditions, and current wholesale prices, PGE makes economic dispatch decisions continuously in an effort to obtain reasonably-priced power for its retail customers. In addition, PGE’s thermal generating plants require varying levels of annual maintenance, during which the respective plant is unavailable to provide power. As a result, the amount of power generated and purchased in the wholesale market to meet the Company’s retail load requirement can vary from period to period.

During the three months ended March 31, 2012, the Company’s generating plants provided approximately 59% of its retail load requirement, compared with 42% in the three months ended March 31, 2011. The increase in the relative volume of power generated to meet the Company’s retail load requirement was primarily due to the economic displacement of a significant amount of thermal generation by lower cost purchased power during the first quarter of 2011.

Energy received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects decreased 27% in the three months ended March 31, 2012 compared with the three months ended March 31, 2011. These resources provided approximately 19% of the Company’s retail load requirement for the three months ended March 31, 2012, compared with 26% for the three months ended March 31, 2011. Energy received from these sources exceeded projections included in the Company’s Annual Power Cost Update Tariff (AUT) by approximately 6% during the three months ended March 31, 2012, compared with 16% during the first quarter of 2011. Such projections, which are finalized with the OPUC in November each year, establish the power cost component of retail prices for the following calendar year, based on average regional hydro conditions. Any excess in hydro generation from that projected in the AUT generally displaces power from higher cost sources, while any shortfall is generally replaced with power from higher cost sources. Energy from hydro resources is expected to be slightly above projections included in the AUT for 2012.

Energy expected to be received from wind generating resources is projected annually in the AUT and is based on wind studies completed in connection with the permitting of the wind farm. Any excess in wind generation from that projected in the AUT generally displaces power from higher cost sources, while any shortfall is generally replaced with power from higher cost sources. Wind resources provided approximately 6% of the Company’s retail load requirement for the three months ended March 31, 2012, and 2011. Energy received from PGE-owned wind generating resources (Biglow Canyon) fell short of that projected in PGE’s AUT by 12% and 21%, in the three months ended March 31, 2012 and 2011, respectively.

Availability of the plants PGE operates approximated 99% and 98%, for the three months ended March 31, 2012 and 2011, respectively, with the availability of Colstrip, which PGE does not operate, approximating 96% and 94%, for the same periods, respectively.

Pursuant to the Company’s power cost adjustment mechanism (PCAM), customer prices can be adjusted to reflect a portion of the difference between each year’s forecasted net variable power costs (NVPC) included in prices (baseline NVPC) and actual NVPC for the year, to the extent such difference is outside of a pre-determined “deadband.” The PCAM provides for 90% of actual NVPC above or below the deadband to be collected from or refunded to customers, respectively, subject to a regulated earnings test. Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues in the Company’s statements of income; any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense. For 2012 and 2011, the deadband range is from $15 million below to $30 million above baseline NVPC.

For the three months ended March 31, 2012, actual NVPC was approximately $5 million below baseline NVPC, due to improved hydro generation, and sales of excess transmission capacity. These improvements against baseline, are partially offset by higher fuel costs for thermal generation and lower than expected wind generation. Based on forecast data, NVPC for the year ending December 31, 2012 is currently estimated to be below the baseline

NVPC but within the established deadband range. As a result, no estimated refund to customers was recorded as of March 31, 2012. For the three months ended March 31, 2011, actual NVPC was approximately $19 million below baseline NVPC, with PGE recording an estimated refund to customers of approximately $4 million as of March 31, 2011.

Capital Requirements and Financing — PGE’s capital requirements for 2012 are related primarily to ongoing expenditures for the upgrade, replacement, and expansion of transmission, distribution, and generation infrastructure, as well as technology enhancements and expenditures related to hydro licensing and construction. Capital expenditures are expected to be approximately $334 million in 2012, of which $69 million was incurred through March 31. For further information, see the Capital Requirements section of Liquidity and Capital Resources in this Item 2.

For 2012, the Company expects to meet capital requirements with cash from ongoing operations, with no issuances of long-term debt or equity. In subsequent years, the Company expects to fund its capital requirements with a combination of cash from operations and funds from the capital markets as internal liquidity needs and market conditions warrant. The Company also expects that the borrowing capacity under its credit facilities will continue to be available to manage working capital requirements during those periods. For further information, see the Debt and Equity Financings section of Liquidity and Capital Resources in this Item 2.

PGE’s 2009 Integrated Resource Plan (IRP), acknowledged by the OPUC in November 2010 and updated in November 2011, includes the Company’s strategy for acquiring new resources over the next several years and a 20-year strategy outlining long-term expectations for resource needs and portfolio management. To meet projected energy requirements, the IRP includes energy efficiency measures, additional renewable resources, new transmission capability, new generation, and improvements to existing generating plants.

In accordance with the IRP acknowledgement and pursuant to the OPUC’s competitive bidding guidelines, the Company plans to issue two requests for proposals (RFPs) for additional resources during 2012, with one seeking a combination of capacity and energy resources and the second seeking renewable resources. PGE expects to submit self-build proposals in each competitive bidding process for new resources.

A draft of the first RFP was submitted to the OPUC in January 2012 and seeks approximately:

•	300 to 500 MW of base load energy resources;

•	200 MW of year-round flexible and peaking resources;

•	200 MW of bi-seasonal (winter and summer) peaking supply; and

•	150 MW of winter-only peaking supply.

The OPUC is scheduled to consider the first RFP for approval in June 2012, with proposals, or bids, due within 60 days of the approval. It is expected that the winning bids will be chosen in late 2012 or early 2013.

The flexible and peaking resources would be expected to be available in the 2013 to 2015 time frame with the base load energy resources expected to be available in the 2015 to 2017 time frame.

The second RFP would seek approximately 100 MWa of renewable resources. The renewable resources are anticipated to be in service to meet PGE’s 2015 requirements under Oregon’s Renewable Portfolio Standard. PGE expects to issue the second RFP in the second half of 2012.

The IRP includes a proposal for an approximately 210-mile, 500 kV transmission line referred to as the Cascade Crossing Transmission Project, or Cascade Crossing, that would help meet future electricity demand and improve regional grid reliability. The project would transmit power from new and existing energy resources in eastern Oregon to the Company’s service territory. PGE continues to work with other stakeholders in the region in planning the project and is actively engaged in the federal, state, and tribal permitting processes. Subject to obtaining all necessary approvals, the expected in-service date would be late 2016 or early 2017.

For additional information, see the Capital Requirements section of Liquidity and Capital Resources in this Item 2.

Legal, Regulatory, and Environmental Matters — PGE is a party to certain proceedings, the ultimate outcome of which may have a material impact on the results of operations and cash flows in future reporting periods. Such proceedings include, but are not limited to, the following matters:

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

The following discussion highlights certain regulatory items that have impacted the Company’s revenues, results of operations, or cash flows for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 or affected retail customer prices, as authorized by the OPUC. In some cases, the Company deferred the related expenses or benefits as regulatory assets or liabilities, respectively, for later amortization and inclusion in customer prices, pending OPUC review and authorization.

•
General Rate Case — In PGE’s 2011 General Rate Case, the OPUC approved a tariff that provides a mechanism for future consideration of customer price changes related to the recovery of the Company’s remaining investment in the Boardman generating plant over a shortened operating life. Pursuant to the tariff, the OPUC approved recovery of increased depreciation expense reflecting a change in the retirement date of Boardman from 2040 to 2020, with new prices effective July 1, 2011, which provided incremental revenues for the last six months of 2011 of $7 million. An additional increase of approximately $6 million in annual revenue went into effect for 2012 as a result of this tariff change, primarily due to the mid-year application of the tariff in 2011.

•
Power Costs — Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. In November 2011, the OPUC issued an order on the 2012 AUT resulting in an estimated 1% decrease in customer prices. The new prices became effective January 1, 2012 and are expected to result in a decline of approximately $22 million in annual revenue, as a result of expected lower power costs.

•
Renewable Resource Costs — Pursuant to a renewable adjustment clause mechanism (RAC), PGE can recover in customer prices prudently incurred costs of renewable resources that are expected to be placed in service in the current year. The Company may submit a filing to the OPUC by April 1st each year, with prices expected to become effective January 1st of the following year.

In March 2012, PGE submitted a filing for a small solar installation, which is expected to result in a nominal credit to customer prices for a one-year period beginning January 1, 2013. The Company did not submit a RAC filing in April 2011 as it did not anticipate approved renewable resource additions would be placed into service during 2011.

The OPUC had previously approved recovery over a one-year period beginning January 1, 2011 of $22 million under the RAC for eligible deferred costs and a return on the Company’s investment related to Biglow Canyon Phase III and a residual balance from the previous deferral of Biglow Canyon Phase II.

•
Decoupling — The decoupling mechanism is intended to provide for recovery of reduced revenues resulting from a reduction in electricity sales attributable to energy efficiency and conservation efforts by residential and certain commercial customers. The mechanism provides for customer collection (or refund) if weather adjusted use per customer is less (or more) than the levels approved in the Company’s most recent general rate case.

•
For the three month period ended March 31, 2012, the Company has recorded an estimated refund of $1 million. Any estimated refund or collection for the 2012 calendar year would be provided to customers under a tariff that would begin June 1, 2013.

•
During 2011, PGE recorded an estimated refund of $2 million that is expected to be provided to customers over a one year period beginning June 1, 2012 as weather adjusted use per customer was greater than levels projected in the 2011 General Rate Case.

•
For 2010, the Company recorded an estimated collection of $8 million, as weather adjusted use per customer was less than levels included in the 2009 General Rate Case. After review, the OPUC approved collections from customers over a one-year period that began June 1, 2011.

•
Refund of tax credits — In 2011, PGE provided credits to customers for tax credits the Company had accumulated related to the Independent Spent Fuel Storage Installation at the former Trojan site. The discontinuance of the customer credits on January 1, 2012 will have the effect of increasing the Company’s annual revenues by approximately $18 million.

The overall impact to annual revenues, as a result of the tariff changes effective January 1, 2012, is expected to be a reduction of approximately $26 million.

Critical Accounting Policies

PGE’s critical accounting policies are outlined in Item 7 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2011, filed with the SEC on February 24, 2012.

Results of Operations

The following table contains condensed consolidated statements of income information for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2012		2011
Revenues, net	$479	100%	$484	100%
Purchased power and fuel	195	41	194	40
Gross margin	284	59	290	60
Operating expenses:
Production and distribution	53	11	42	9
Administrative and other	54	11	52	11
Depreciation and amortization	62	13	56	11
Taxes other than income taxes	27	6	25	5
Total operating expenses	196	41	175	36
Income from operations	88	18	115	24
Other income:
Allowance for equity funds used during construction	1	—	1	—
Miscellaneous income, net	3	1	2	—
Other income, net	4	1	3	1
Interest expense	28	6	27	6
Income before income taxes	64	13	91	19
Income taxes	15	3	22	5
Net income and net income attributable to Portland General Electric Company	$49	10%	$69	14%

Net income attributable to Portland General Electric Company was $49 million, or $0.65 per diluted share, for the first quarter of 2012 compared with $69 million, or $0.92 per diluted share, for the first quarter of 2011, a decrease of $20 million, or 29%. The decrease in net income was predominantly driven by: a 27% reduction in hydro generation; decreased energy deliveries; and higher production and distribution costs as a result of increased thermal generation.

During the first quarter of 2011, a significant amount of thermal generation was economically displaced with lower-cost power purchased in the wholesale market and increased hydro and wind generation.

Revenues, energy deliveries (presented in MWh), and the average number of retail customers were as follows for the periods presented:

	Three Months Ended March 31,
	2012		2011
Revenues (1) (dollars in millions):
Retail:
Residential	$256	53%	$256	53%
Commercial	156	33	156	32
Industrial	53	12	54	11
Subtotal	465	98	466	96
Other - accrued revenues	(3)	(1)	(3)	(1)
Total retail revenues	462	97	463	95
Wholesale revenues	10	2	13	3
Other operating revenues	7	1	8	2
Total revenues	$479	100%	$484	100%
Energy deliveries (2) (MWh in thousands):
Retail:
Residential	2,259	42%	2,291	41%
Commercial	1,839	33	1,831	33
Industrial	1,006	18	1,024	18
Total retail energy deliveries	5,104	93	5,146	92
Wholesale energy deliveries	388	7	477	8
Total energy deliveries	5,492	100%	5,623	100%
Average number of retail customers:
Residential	722,197	88%	719,615	88%
Commercial	102,169	12	101,018	12
Industrial	266	—	258	—
Total	824,632	100%	820,891	100%

(1)
Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes both energy sold to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy from ESSs.

Total revenues decreased $5 million, or 1%, in the first quarter of 2012 compared with the first quarter of 2011 primarily as a result of the items described below.

Retail revenues are generated by the sale and delivery of energy to retail customers as well as from the delivery of energy that certain commercial and industrial customers purchase from ESSs. Retail revenues also include certain accrued revenues, comprised primarily of deferrals of amounts related to the PCAM, the decoupling mechanism, and the RAC filings.

Total retail revenues decreased $1 million in the first quarter of 2012 compared to the first quarter of 2011. The comparable figures resulted primarily from the combination and net effect of the following items:

•
An $8 million decrease from a lower volume of energy sold due to one large industrial customer that transitioned to direct access and a weakness in demand from certain customers in the industrial sector in early 2012;

•	A $3 million decrease related to changes in the average retail price, resulting primarily from tariff changes effective January 1, 2012 as authorized by the OPUC;

•	A $2 million decrease related to decoupling, with a $1 million estimated refund recorded in 2012 compared to a $1 million collection in 2011; partially offset by

•	A $5 million increase as a result of credits provided to customers during 2011 related to the Independent Spent Fuel Storage Installation that were not applicable in 2012;

•	A $3 million increase resulting from increased deliveries to direct access customers; and

•
A $4 million increase resulting from several items, the largest of which amounted to just over $1 million including the reversal in 2012 of a refund recorded in 2011 for FERC land use fees, the recovery of costs for the solar feed-in tariff, and the difference in the PCAM, with a $4 million estimated refund recorded in the first quarter 2011 and an additional $3 million refund adjustment recorded in the first quarter 2012 related to the 2011 PCAM.

Heating degree-days are an indication of the likelihood that customers will use electricity for heating and are used to measure the effects of weather on the demand for electricity. Total heating degree-days in the first quarter of 2012 were comparable to 2011 levels and 6% above historical averages.

The following table indicates the number of heating degree-days for the periods presented, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days
	2012	2011
January	740	714
February	618	683
March	609	577
1st quarter	1,967	1,974
15-year average for the quarter	1,848	1,845

Wholesale revenues result from sales of electricity to utilities and power marketers that are made in conjunction with the Company’s effort to secure reasonably priced power for retail customers, manage risk, and administer long-term wholesale contracts. Such sales can vary significantly period to period. Wholesale revenues in the first quarter of 2012 declined $3 million, or 23%, compared to the first quarter of 2011, as the result of a 19% decrease in sales volume and a 2% decrease in average price. Lower wholesale market prices were driven by low natural gas prices resulting from increased natural gas production and the mild winter in the eastern half of the United States.

Purchased power and fuel expense was $195 million for the first quarter of 2012, an increase of $1 million, or 1%, compared with $194 million for the first quarter of 2011, with $8 million related to a 5% increase in average variable power cost partially offset by a $7 million decline due to a 3% decrease in total system load. The average variable power cost increased to $35.49 per MWh in the first quarter of 2012 compared with $33.94 per MWh in the first quarter of 2011.

Thermal generation represented 43% of PGE’s total retail load requirement for the first quarter of 2012 compared with 27% in the first quarter of 2011. A significant amount of thermal generation was economically displaced during the first quarter of 2011 by lower cost purchased power due to increased energy from above normal hydro generation.

PGE’s sources of energy, as well as total system load and retail load requirement, are as follows for the periods presented:

	Three Months Ended March 31,
	2012		2011
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	1,077	20%	1,133	20%
Natural gas	1,130	20	268	4
Total thermal	2,207	40	1,401	24
Hydro	583	11	570	10
Wind	246	4	217	4
Total generation	3,036	55	2,188	38
Purchased power:
Term	1,216	22	1,561	28
Hydro	414	8	802	14
Wind	74	1	73	1
Spot	783	14	1,088	19
Total purchased power	2,487	45	3,524	62
Total system load	5,523	100%	5,712	100%
Less: wholesale sales	(388)		(477)
Retail load requirement	5,135		5,235

Energy from PGE-owned wind generating resources (Biglow Canyon) increased 13% and represented 5% of the Company’s retail load requirement in the first quarter of 2012, compared with 4% in the first quarter of 2011. The increase was due to favorable wind conditions in the first quarter of 2012 compared with the same period last year.

Hydroelectric energy during the first quarter of 2012, from both PGE-owned plants and from mid-Columbia projects, decreased 27% compared with the first quarter of 2011 primarily due to more favorable hydro conditions in 2011, and the expiration at the end of 2011 of an agreement to purchase a portion of the output of one mid-Columbia project. These resources provided approximately 19% of the Company’s retail load requirement for the first quarter of 2012, compared with 26% for the first quarter of 2011. Total hydro generation in the first quarter of 2012 exceeded projected levels included in the AUT for 2012 by 6%, compared with 16% for the same period last year.

The following table presents the forecast of the April-to-September 2012 runoffs (issued April 26, 2012) at particular points of major rivers relevant to PGE’s hydro resources, and actual runoffs for 2011 (as a percentage of normal, as measured over the 30-year period from 1971 through 2000):

	Runoff as a Percent of Normal *
Location	2012 Forecast	2011 Actual
Columbia River at The Dalles, Oregon	118%	135%
Mid-Columbia River at Grand Coulee, Washington	120	123
Clackamas River at Estacada, Oregon	123	135
Deschutes River at Moody, Oregon	108	120

*  Volumetric water supply forecasts for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

For the three months ended March 31, 2012, actual NVPC was approximately $5 million below baseline NVPC and within the lower deadband of the PCAM. As forecasted, NVPC for the year ending December 31, 2012 is currently estimated to be below the baseline NVPC but within the established deadband range for fiscal year 2012. As a result, no estimated refund to customers was recorded as of March 31, 2012. For the three months ended March 31, 2011, actual NVPC was approximately $19 million below baseline NVPC, with PGE recording an estimated refund to customers of approximately $4 million.

Gross margin, which represents the difference between Revenues, net and Purchased power and fuel expense, is among those performance indicators utilized by management in the analysis of financial and operating results. It provides a measure of income available to support other operating activities and expenses of the Company and serves as a useful measure for understanding and analyzing changes in operating performance between reporting periods. It is considered a “non-GAAP financial measure,” as defined in accordance with SEC rules, and is not intended to replace operating income as determined in accordance with GAAP.

Gross margin was 59% in the first quarter of 2012, compared with 60% in the first quarter of 2011. The decrease in gross margin was driven by: a 5% increase in average variable power costs, which was predominantly due to a 27% decrease in hydro generation; a decrease in energy deliveries; and a decrease in customer prices due to various tariff changes. These items were partially offset by the impact of certain tax refunds to customers effective in the first quarter of 2011 that were not applicable in 2012.

Production and distribution expense increased $11 million, or 26%, in the first quarter of 2012 compared to the first quarter of 2011, primarily due to increases in operating and maintenance expenses at the Company’s thermal generating plants resulting from increased generation in 2012, and a $3 million insurance recovery related to the Selective Water Withdrawal project recorded in 2011. Also contributing to the increase were higher delivery system costs.

Administrative and other expense increased $2 million, or 4%, in the first quarter of 2012 compared to the first quarter of 2011. The increase was primarily due to increased employee pension expenses resulting from a lower discount rate and return on pension trust assets.

Depreciation and amortization expense increased $6 million, or 11%, in the first quarter of 2012 compared with the first quarter of 2011. The increase was primarily due to the amortization of ISFSI tax credits ending in December 2011 and a shorter operating life for the Boardman plant effective July 2011, partially offset by a deferral of costs related to certain capital projects as approved in the 2011 General Rate Case.

Taxes other than income taxes increased $2 million, or 8%, in the first quarter of 2012 compared to the first quarter of 2011, primarily due to higher property taxes, resulting from both increased property values and tax rates.

Other income, net was $4 million in the first quarter of 2012 compared to $3 million in the first quarter of 2011. The increase was primarily due to higher earnings from non-qualified benefit trust assets during the first quarter of 2012.

Interest expense in the first quarter of 2012 was comparable to the first quarter of 2011, as an increase related to revolving credit facilities fees and amortization of reacquired debt costs were offset by lower interest related to the early retirement of $63 million of 6.5% Series First Mortgage Bonds in December 2011.

Income taxes decreased $7 million in the first quarter of 2012 compared to the first quarter of 2011 primarily due to a decrease in pre-tax income. The effective tax rates (approximately 23.4% and 24.2% in the first quarters of 2012 and 2011, respectively) are lower than the federal statutory rate primarily due to benefits from federal wind production tax credits, related to increased generation from Biglow Canyon, and state tax credits.

Liquidity and Capital Resources

Capital Requirements

The following table presents PGE’s estimated cash requirements for the years indicated (in millions):

	2012		2013	2014	2015	2016
Ongoing capital expenditures	$273		$255	$231	$251	$330
Hydro licensing and construction	23		12	29	31	11
Boardman emissions controls (1)	11		11	—	—	—
Cascade Crossing	27		—	—	—	—
Total capital expenditures	$334	(2)	$278	$260	$282	$341
Long-term debt maturities	$100		$100	$—	$70	$67

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

Ongoing capital expenditures — Capital spending requirements consist primarily of upgrades to, and replacement of, transmission, distribution, and generation infrastructure, as well as new customer connections. Preliminary engineering costs, which consist of expenditures for surveys, plans, and investigations made for the purpose of determining the feasibility of utility projects, including certain projects discussed in the Integrated Resource Plan section below, are included in Ongoing capital expenditures. As of March 31, 2012 and December 31, 2011, preliminary engineering costs of $9 million and $10 million, respectively, are included in Other noncurrent assets in PGE’s condensed consolidated balance sheets. The Company expects that it will spend approximately $2 million on preliminary engineering costs for major projects during 2012.

Hydro licensing and construction — PGE’s hydroelectric projects are operated pursuant to FERC licenses issued under the Federal Power Act. Capital spending requirements reflected in the table above relate primarily to modifications to the Company’s hydro facilities to enhance fish passage and survival, as required by conditions contained in the operating licenses.

Emissions controls — In June 2011, the EPA approved revised rules that established new emissions limits at Boardman and provide for coal-fired operation to cease no later than December 31, 2020.

The emissions limits imposed under the revised rules require the addition of certain controls. PGE’s portion of capital spending on the Boardman emissions controls through March 31, 2012 was approximately $24 million. The amount of anticipated future expenditures is reflected in the table above.

In December 2011, the EPA issued new emissions limits under the Clean Air Act’s National Emission Standards for Hazardous Air Pollutants (NESHAP) regulating hazardous air pollutant emissions, from coal- and oil-fired electric generating units. Emissions limits included in the NESHAP are based on the application of maximum achievable control technology (MACT). Based on its review of the rules and the preliminary full-scale test results, PGE believes Boardman should be able to meet the MACT requirements with the installation of the currently planned controls.

The operator of Colstrip has provided PGE with estimated costs for emission control modifications to Units 3 and 4 that may be necessary to meet the MACT requirements. Based on this estimate, the Company expects that its share of these costs, as a 20% owner of Units 3 and 4, will not exceed $10 million.

Integrated Resource Plan — The Company’s IRP, acknowledged by the OPUC in November 2010, included the following resource, capacity, and transmission projects:

•
The addition of new generating plants and improvements to existing plants. The related RFP processes will determine the successful bidders and clarify the timing and total cost for the new capacity, energy, and renewable resources described in the IRP; and

•
The construction of the Cascade Crossing transmission line at an estimated total cost (in 2011 dollars) of $800 million to $1.0 billion. The Company continues to work with other stakeholders in planning the project and potential project partnerships. As of March 31, 2012, the Company has recorded $25 million in costs included in Construction work in progress (CWIP), in Electric utility plant, net in its condensed consolidated balance sheets.

Due to the uncertainty of these projects, the Capital Requirements table above does not include estimates for any amounts related to these projects beyond 2012. If PGE moves forward with the projects for which preliminary engineering costs are recorded, such costs are transferred to CWIP. If the projects are abandoned, such costs, including those already in CWIP related to Cascade Crossing, would be expensed in the period such determination is made. If any costs associated with the new generating plants acknowledged in the IRP are expensed, the Company may seek regulatory recovery of such costs in customer prices, although there can be no guarantee such recovery would be granted.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2012	2011
Cash and cash equivalents, beginning of period	$6	$4
Net cash provided by (used in):
Operating activities	110	146
Investing activities	(58)	(70)
Financing activities	(50)	(53)
Increase in cash and cash equivalents	2	23
Cash and cash equivalents, end of period	$8	$27

Cash Flows from Operating Activities - Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, such as depreciation and amortization and deferred income taxes, included in net income during a given period. The $36 million decrease in cash provided by operating activities in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was largely due to a decrease in net income, after the consideration of noncash operating items, and an increase in margin deposit requirements pursuant to power and natural gas purchase and sale agreements.

A significant portion of cash provided by operations consists of recovery in customer prices of non-cash charges for depreciation and amortization, which PGE estimates to be approximately $247 million in 2012. Total cash provided by operations is estimated to be approximately $478 million for 2012, which includes depreciation and amortization and the expected return of $13 million of margin deposits held by brokers as of December 31, 2011.

Cash Flows from Investing Activities - Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities. The $12 million decrease in net cash used in investing activities in the three months ended March 31, 2012 compared with the three months ended March 31, 2011 was due primarily to proceeds from the sale of a solar power facility received in the first quarter of 2012.

The Company plans approximately $334 million of capital expenditures in 2012 related to upgrades and replacement of transmission, distribution, and generation infrastructure. See Capital Requirements section above for additional information.

Cash Flows from Financing Activities - Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the three months ended March 31, 2012, cash used in such activities consisted of the repayment of commercial paper of $30 million and the payment of dividends of $20 million. During the three months ended March 31, 2011, net cash used by financing activities consisted of the payment of dividends of $20 million, the repayment of commercial paper of $19 million, the repayment of long-term debt of $10 million, and capital distributions to noncontrolling interests of $4 million.

As of March 31, 2012, PGE does not expect to issue any long-term debt securities in 2012.

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

During the first quarter of 2012, the Board of Directors declared a quarterly common stock dividend of 26.5 cents per common share for a total of $20 million, with payments made on April 16, 2012 to shareholders of record at the close of business on March 26, 2012.

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

Short-term Debt. PGE has approval from the FERC to issue short-term debt up to a total of $700 million through February 6, 2014 and currently has the following unsecured revolving credit facilities:

•	A $370 million syndicated credit facility, with $10 million and $360 million scheduled to terminate July 2012 and July 2013, respectively;

•	A $300 million syndicated credit facility, which is scheduled to terminate in December 2016

These credit facilities supplement operating cash flow and provide a primary source of liquidity. Pursuant to the terms of the agreements, the credit facilities may be used for general corporate purposes, as backup for commercial paper borrowings, and the issuance of standby letters of credit. In the case of the $300 million syndicated credit facility, the Company is only allowed to issue letters of credit up to $150 million. As of March 31, 2012, PGE had no borrowings outstanding under the credit facilities, no commercial paper outstanding, and $137 million of letters of credit issued. As of March 31, 2012, the aggregate unused credit available under the credit facilities was $533 million.

Long-term Debt. As of March 31, 2012, total long-term debt outstanding was $1,735 million. PGE owns $21 million of its Pollution Control Revenue Bonds, which may be remarketed at a later date, at the Company’s option, through 2033.

Capital Structure. PGE’s financial objectives include the balancing of debt and equity to maintain a low weighted average cost of capital while retaining sufficient flexibility to meet the Company’s financial obligations. The Company attempts to maintain a common equity ratio (common equity to total consolidated capitalization, including current debt maturities) of approximately 50%. Achievement of this objective, while sustaining sufficient cash flow, is necessary to maintain acceptable credit ratings and allow access to long-term capital at attractive interest rates. PGE’s common equity ratios were 49.4% and 48.6% as of March 31, 2012 and December 31, 2011, respectively.

Credit Ratings and Debt Covenants

PGE’s secured and unsecured debt is rated investment grade by Moody’s Investors Service (Moody’s) and Standard and Poor’s Ratings Services (S&P). PGE’s current credit ratings and outlook are as follows:

	Moody’s	S&P
First Mortgage Bonds	A3	A-
Senior unsecured debt	Baa2	BBB
Commercial paper	Prime-2	A-2
Outlook	Stable	Stable

Should Moody’s and/or S&P reduce their credit rating on PGE’s unsecured debt to below investment grade, the Company could be subject to requests by certain of its wholesale, commodity and related transmission counterparties to post additional performance assurance collateral in connection with its price risk management activities. The performance assurance collateral can be in the form of cash deposits or letters of credit, depending on the terms of the underlying agreements, and are based on the contract terms and commodity prices and can vary from period to period. These cash deposits are classified as Margin deposits on PGE’s condensed consolidated balance sheet, while any letters of credit issued are not reflected on the Company’s condensed consolidated balance sheet.

As of March 31, 2012, PGE had posted approximately $214 million of collateral with these counterparties, consisting of $98 million in cash and $116 million in letters of credit, $32 million of which is affiliated with master netting agreements. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of March 31, 2012, the approximate amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is approximately $137 million and decreases to approximately $56 million by December 31, 2012, and $23 million by December 31, 2013. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is approximately $339 million at March 31, 2012 and decreases to approximately $157 million by December 31, 2012, and $73 million by December 31, 2013.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing under the credit facilities would increase.

The issuance of First Mortgage Bonds requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the bonds. PGE estimated that on March 31, 2012, under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust, the Company could have issued up to approximately $556 million of additional First Mortgage Bonds. Any issuance of First Mortgage Bonds would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges or other dispositions of property.

PGE’s credit facilities contain customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt ratio). As of March 31, 2012, the Company’s debt ratio, as calculated under the credit agreements, was 50.6%.

Off-Balance Sheet Arrangements

PGE has no off-balance sheet arrangements other than outstanding letters of credit from time to time that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

PGE’s contractual obligations for 2012 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012. Such obligations have not changed materially as of March 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

PGE is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices foreign currency exchange rates, and interest rates, as well as credit risk. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding PGE’s legal proceedings, see Legal Proceedings set forth in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012.

Item 1A.	Risk Factors.

There have been no material changes to PGE’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012.

Item 6.	Exhibits.

3.1
Second Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed August 3, 2009).

3.2	Ninth Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2011).
10.1	Form of Officers’ and Key Employees’ Performance Stock Unit Agreement.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	May 2, 2012	By:	/s/ Maria M. Pope
Maria M. Pope
Senior Vice President, Finance, Chief Financial Officer, and Treasurer
(duly authorized officer and principal financial officer)