Form 10-Q
period 2012-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2012-11-08
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares of common stock outstanding as of November 2, 2012 is 75,534,708 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues, net	$450	$439	$1,342	$1,334
Operating expenses:
Purchased power and fuel	182	182	533	545
Production and distribution	49	50	153	147
Administrative and other	50	55	160	158
Depreciation and amortization	63	59	188	170
Taxes other than income taxes	24	25	77	74
Total operating expenses	368	371	1,111	1,094
Income from operations	82	68	231	240
Other income (expense):
Allowance for equity funds used during construction	1	1	4	3
Miscellaneous income (expense), net	—	(4)	2	(1)
Other income (expense), net	1	(3)	6	2
Interest expense	27	27	82	82
Income before income taxes	56	38	155	160
Income taxes	19	11	43	42
Net income	37	27	112	118
Less: net loss attributable to noncontrolling interests	(1)	—	(1)	—
Net income attributable to Portland General Electric Company	$38	$27	$113	$118

Weighted-average shares outstanding (in thousands):
Basic	75,528	75,342	75,486	75,329
Diluted	75,541	75,358	75,500	75,345

Earnings per share—basic and diluted	$0.50	$0.36	$1.49	$1.57
Dividends declared per common share	$0.270	$0.265	$0.805	$0.790

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$156	$6
Accounts receivable, net	129	144
Unbilled revenues	75	101
Inventories	78	71
Margin deposits	53	80
Regulatory assets—current	154	216
Deferred income tax assets	40	33
Other current assets	99	65
Total current assets	784	716
Electric utility plant, net	4,351	4,285
Regulatory assets—noncurrent	490	594
Nuclear decommissioning trust	37	37
Non-qualified benefit plan trust	32	36
Other noncurrent assets	63	65
Total assets	$5,757	$5,733

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	September 30, 2012	December 31, 2011
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$76	$111
Liabilities from price risk management activities—current	147	216
Short-term debt	—	30
Current portion of long-term debt	200	100
Accrued expenses and other current liabilities	225	157
Total current liabilities	648	614
Long-term debt, net of current portion	1,536	1,635
Regulatory liabilities—noncurrent	760	720
Deferred income taxes	598	529
Liabilities from price risk management activities—noncurrent	90	172
Unfunded status of pension and postretirement plans	201	195
Non-qualified benefit plan liabilities	102	101
Other noncurrent liabilities	103	101
Total liabilities	4,038	4,067
Commitments and contingencies (see notes)
Equity:
Portland General Electric Company shareholders’ equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, no par value, 160,000,000 shares authorized; 75,534,386 and 75,362,956 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	838	836
Accumulated other comprehensive loss	(6)	(6)
Retained earnings	885	833
Total Portland General Electric Company shareholders’ equity	1,717	1,663
Noncontrolling interests’ equity	2	3
Total equity	1,719	1,666
Total liabilities and equity	$5,757	$5,733

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$112	$118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188	170
Decrease in net liabilities from price risk management activities	(142)	(26)
Regulatory deferral—price risk management activities	140	26
Deferred income taxes	70	40
Pension and other postretirement benefits	22	3
Renewable adjustment clause deferrals	1	16
Regulatory deferral of settled derivative instruments	1	15
Power cost deferrals, net of amortization	(4)	17
Allowance for equity funds used during construction	(4)	(3)
Other non-cash income and expenses, net	15	21
Changes in working capital:
Decrease in receivables	41	22
Decrease in margin deposits, net	27	—
Income tax refund received	8	8
(Decrease) increase in payables and accrued liabilities	(42)	3
Other working capital items, net	23	13
Contribution to pension plan	—	(26)
Contribution to voluntary employees’ beneficiary association trust	(2)	(14)
Other, net	(4)	(4)
Net cash provided by operating activities	450	399
Cash flows from investing activities:
Capital expenditures	(218)	(215)
Proceeds from sale of solar power facility	10	—
Sales of nuclear decommissioning trust securities	18	39
Purchases of nuclear decommissioning trust securities	(19)	(41)
Other, net	—	3
Net cash used in investing activities	(209)	(214)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from financing activities:
Payments on long-term debt	$—	$(10)
Maturities of commercial paper, net	(30)	(19)
Dividends paid	(61)	(59)
Noncontrolling interests’ capital distributions	—	(4)
Net cash used in financing activities	(91)	(92)
Increase in cash and cash equivalents	150	93
Cash and cash equivalents, beginning of period	6	4
Cash and cash equivalents, end of period	$156	$97

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$61	$66
Cash paid for income taxes	6	3
Non-cash investing and financing activities:
Accrued dividends payable	21	21
Accrued capital additions	15	22
Increase to Boardman’s asset retirement obligation and cost basis of plant for updated depreciation study	—	23
Preliminary engineering transferred to Construction work in progress from Other noncurrent assets	—	7

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in order to obtain reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. PGE’s corporate headquarters are located in Portland, Oregon and its service area is located entirely within the state of Oregon. PGE’s service area includes 52 incorporated cities, of which Portland and Salem are the largest, within a state-approved service area allocation of approximately 4,000 square miles. As of September 30, 2012, PGE served 829,280 retail customers with a service area population of approximately 1.7 million, comprising approximately 44% of the state’s population.

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

The financial information included herein for the three and nine month periods ended September 30, 2012 and 2011 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated results of operations, and condensed consolidated cash flows of the Company for these interim periods. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs may not be reflective of amounts to be recognized for a full year. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and natural gas, interim financial results do not necessarily represent those to be expected for the year. The financial information as of December 31, 2011 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 24, 2012, and should be read in conjunction with such consolidated financial statements.

Comprehensive Income

PGE had no material components of other comprehensive income to report for the three and nine month periods ended September 30, 2012 and 2011.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Reclassifications

To conform with the 2012 presentation, PGE has separately presented Deferred income tax assets from Other current assets, and reclassified Regulatory liabilities—current of $6 million to Accrued expenses and other current liabilities, in the condensed consolidated balance sheet as of December 31, 2011. In addition, PGE has separately presented Pension and other postretirement benefits of $3 million from Other non-cash income and expenses, net and reclassified Senate Bill 408 deferrals, net of $5 million to Other non-cash income and expenses, net in the condensed consolidated statement of cash flows for the nine months ended September 30, 2011.

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

NOTE 2: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable is net of an allowance for uncollectible accounts of $6 million as of September 30, 2012 and December 31, 2011.

The activity in the allowance for uncollectible accounts is as follows (in millions):

	Nine Months Ended September 30,
	2012	2011
Balance as of beginning of period	$6	$5
Provision, net	6	6
Amounts written off, less recoveries	(6)	(6)
Balance as of end of period	$6	$5

Inventories

PGE inventories, which are recorded at average cost, consist primarily of materials and supplies for use in operations, maintenance, and capital activities and fuel for use in generating plants. Fuel inventories include natural gas, coal, and oil. Periodically, the Company assesses the realizability of inventory for purposes of determining that inventory is recorded at the lower of average cost or market.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	September 30, 2012	December 31, 2011
Electric utility plant	$6,726	$6,596
Construction work in progress	168	120
Total cost	6,894	6,716
Less: accumulated depreciation and amortization	(2,543)	(2,431)
Electric utility plant, net	$4,351	$4,285

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $169 million and $153 million as of September 30, 2012 and December 31, 2011, respectively. Amortization expense related to intangible assets was $5 million for the three months ended September 30, 2012 and 2011, and $17 million and $14 million for the nine months ended September 30, 2012 and 2011, respectively.

In January 2012, PGE completed construction of a $10 million, 1.75 MW solar powered electric generating facility, which was sold to, and simultaneously leased-back from, a financial institution. The Company operates the facility and receives 100% of the power generated by the facility.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	September 30, 2012			December 31, 2011
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$142		$85	$194		$172
Pension and other postretirement plans	—		280	—		295
Deferred income taxes	—		78	—		87
Deferred broker settlements	9		1	11		—
Debt reacquisition costs	—		23	—		28
Other	3		23	11		12
Total regulatory assets	$154		$490	$216		$594
Regulatory liabilities:
Asset retirement removal costs	$—		$678	$—		$637
Asset retirement obligations	—		39	—		36
Power cost adjustment mechanism	—		6	—		10
Other	4		37	6		37
Total regulatory liabilities	$4	(1)	$760	$6	(1)	$720

(1) Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2012	December 31, 2011
Accrued taxes payable	$65	$22
Accrued employee compensation and benefits	44	44
Accrued interest payable	35	24
Accrued dividends payable	21	21
Other	60	46
Total accrued expenses and other current liabilities	$225	$157

Credit Facilities

PGE has the following unsecured revolving credit facilities as of September 30, 2012:

•	A $360 million syndicated credit facility, which is scheduled to terminate in July 2013; and

•	A $300 million syndicated credit facility, which is scheduled to terminate in December 2016.

Pursuant to the individual terms of the agreements, both credit facilities may be used for general corporate purposes and as backup for commercial paper borrowings, and also permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. Both credit facilities require annual fees based on PGE’s unsecured credit ratings, and contain customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreements, to 65% of total capitalization. As of September 30, 2012, PGE was in compliance with this requirement with a 50.3% debt to total capital ratio.

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

PGE classifies borrowings under the revolving credit facilities and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets. As of September 30, 2012, PGE had no borrowings or commercial paper outstanding, $61 million of letters of credit issued, and aggregate unused credit available of $599 million under the credit facilities.

Long-term Debt

In accordance with the terms of the debt agreement, PGE repaid on October 22, 2012 the 5.6675% Series of First Mortgage Bonds in the amount of $100 million.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Pension and Other Postretirement Benefits

Components of net periodic benefit cost are as follows for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,
	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2012	2011	2012	2011	2012	2011
Service cost	$3	$3	$—	$1	$—	$—
Interest cost	8	7	1	1	—	1
Expected return on plan assets	(10)	(10)	—	—	—	—
Amortization of prior service cost	—	—	1	—	—	—
Amortization of net actuarial loss	4	2	—	—	—	—
Net periodic benefit cost	$5	$2	$2	$2	$—	$1

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2012	2011	2012	2011	2012	2011
Service cost	$9	$9	$1	$2	$—	$—
Interest cost	24	21	3	3	1	2
Expected return on plan assets	(30)	(30)	—	—	—	—
Amortization of prior service cost	—	—	1	—	—	—
Amortization of net actuarial loss	12	6	—	—	—	—
Net periodic benefit cost	$15	$6	$5	$5	$1	$2

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate fair value as of September 30, 2012 and December 31, 2011, and then classifies these financial assets and liabilities based on a fair value hierarchy. The fair value hierarchy, which contains three broad classification levels, is used to prioritize the inputs to the valuation techniques used to measure fair value. The levels and application to the Company are discussed below.

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs include those that are directly or indirectly observable in the marketplace as of the reporting date.

Level 3	Pricing inputs include significant inputs that are unobservable for the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE recognizes any transfers between levels in the fair value hierarchy as of the end of the reporting period. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels, except those transfers out of Level 3 to Level 2 presented in this note, during the three and nine month periods ended September 30, 2012 and 2011.

The Company’s financial assets and liabilities recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust: (1)
Money market funds	$—	$14	$—	$14
Debt securities:
Domestic government	5	10	—	15
Corporate credit	—	8	—	8
Non-qualified benefit plan trust: (2)
Equity Securities:
Domestic	3	2	—	5
International	1	—	—	1
Debt securities—Domestic government	3	—	—	3
Assets from price risk management activities: (1) (3)
Electricity	—	1	1	2
Natural gas	—	4	4	8
	$12	$39	$5	$56
Liabilities from price risk management activities: (1) (3)
Electricity	$—	$63	$33	$96
Natural gas	—	90	51	141
	$—	$153	$84	$237

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Excludes insurance policies of $23 million, which are recorded at cash surrender value.

(3)	For further information, see Note 4, Price Risk Management.

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
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities as of September 30, 2012 is presented below:

		Range and Weighted Average Price per Unit
	Fair Value (1)	Low	High	Weighted Average	Unit
Assets from price risk management activities: (2)	(in millions)
Natural gas financial swaps	$4	$3.70	$5.41	$4.33	Dth
Liabilities from price risk management activities:
Electricity financial swaps	33	6.05	51.68	39.44	MWh
Natural gas financial swaps	51	3.29	4.94	4.03	Dth

(1)	Determined using a discounted cash flow technique in which long-term quoted forward prices are unobservable inputs.

(2)	Assets from price risk management activities related to commodity option contracts are considered immaterial for this disclosure.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

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

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance as of the beginning of the period	$88	$127	$79	$120
Net realized and unrealized (gains) losses (1)	(7)	21	4	29
Purchases	(2)	1	(2)	1
Issues	—	—	(1)	—
Settlements	—	—	—	(1)
Transfers out of Level 3 to Level 2	—	—	(1)	—
Balance as of the end of the period	$79	$149	$79	$149

(1)
Contains nominal amounts of realized (gains) losses, net. Both realized and unrealized (gains) losses are recorded in Purchased power and fuel expense in the condensed consolidated statements of income of which the unrealized portion is fully offset by the effects of regulatory accounting until settlement of the underlying transactions.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the nine month period ended September 30, 2012, there were no transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers in and transfers out of Level 3 at the end of the reporting period for all of its financial instruments. Transfers from Level 2 to Level 1 for the Company’s price risk management assets and liabilities do not occur as quoted prices are not available for identical instruments. As such, the Company’s assets and liabilities from price risk management activities mature and settle as Level 2 fair value measurements.

Long-term debt is recorded at amortized cost in PGE’s consolidated balance sheets. The fair value of long-term debt is classified as a Level 2 fair value measurement and is estimated based on the quoted market prices for similar issues or on the current rates offered to PGE for debt of similar remaining maturities. As of September 30, 2012, the estimated aggregate fair value of PGE’s long-term debt was $2,059 million, compared to its $1,736 million carrying amount. As of December 31, 2011, the estimated aggregate fair value of PGE’s long-term debt was $2,091 million, compared to its $1,735 million carrying amount.

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

PGE utilizes derivative instruments to manage its exposure to commodity price risk and foreign currency exchange rate risk in order to reduce volatility in net power costs for its retail customers. These derivative instruments may include forward, swap, and option contracts for electricity, natural gas, oil, and foreign currency, which are recorded at fair value on the condensed consolidated balance sheets, with changes in fair value recorded in the condensed consolidated statements of income. In accordance with the ratemaking and cost recovery process authorized by the OPUC, PGE recognizes a regulatory asset or liability to defer the gains and losses from derivative instruments until realized. This accounting treatment defers the fair value gains and losses on derivative instruments until settlement of the associated derivative instrument. PGE may designate certain derivative instruments as cash flow hedges or may use derivative instruments as purely economic hedges. The Company does not engage in trading activities for non-retail purposes.
PGE has elected to report gross on the balance sheet the positive and negative exposures resulting from derivative instruments. As of September 30, 2012 and December 31, 2011, the Company had $15 million and $26 million, respectively, in collateral posted with counterparties under an agreement that meets the definition of a master netting arrangement. This collateral consists entirely of letters of credit.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle through 2015, were as follows (in millions):

	September 30, 2012		December 31, 2011
Commodity contracts:
Electricity	10	MWh	13	MWh
Natural gas	85	Decatherms	79	Decatherms
Foreign currency	$8	Canadian	$6	Canadian

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The fair value of PGE’s Assets and Liabilities from price risk management activities consists of the following (in millions):

	September 30, 2012		December 31, 2011
Current assets:
Commodity contracts:
Electricity	$2		$2
Natural gas	3		17
Total current derivative assets	5	(1)	19	(1)
Noncurrent assets:
Commodity contracts—Natural gas	5	(2)	—
Total derivative assets not designated as hedging instruments	$10		$19
Total derivative assets	$10		$19
Current liabilities:
Commodity contracts:
Electricity	$54		$66
Natural gas	93		150
Total current derivative liabilities	147		216
Noncurrent liabilities:
Commodity contracts:
Electricity	42		71
Natural gas	48		101
Total noncurrent derivative liabilities	90		172
Total derivative liabilities not designated as hedging instruments	$237		$388
Total derivative liabilities	$237		$388

(1)	Included in Other current assets on the condensed consolidated balance sheets.

(2)	Included in Other noncurrent assets on the condensed consolidated balance sheet.

Net realized and unrealized (gains) losses on derivative transactions not designated as hedging instruments are classified in Purchased power and fuel in the condensed consolidated statements of income and were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Commodity contracts:
Electricity	$(3)	$44	$40	$75
Natural Gas	(19)	30	6	41

Net unrealized and certain net realized (gains) losses presented in the table above are offset within the consolidated statements of income by the effects of regulatory accounting. Of the net (gains) losses recognized in Net income for the three months ended September 30, 2012 and 2011, net gains of $30 million and net losses of $72 million, respectively, have been offset, with net losses of $14 million and $107 million offset for the nine months ended September 30, 2012 and 2011, respectively.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss (gain) recorded as of September 30, 2012 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2012	2013	2014	2015	2016	Total
Commodity contracts:
Electricity	$13	$46	$24	$11	$—	$94
Natural gas	35	72	24	4	(2)	133
Net unrealized loss (gain)	$48	$118	$48	$15	$(2)	$227

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2012 was $190 million, for which PGE has posted $40 million in collateral, consisting entirely of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered at September 30, 2012, the cash requirement to either post as collateral or settle the instruments immediately would have been $183 million.

Counterparties representing 10% or more of Assets and Liabilities from price risk management activities as of September 30, 2012 or December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Assets from price risk management activities:
Counterparty A	15%	19%
Counterparty B	12	2
Counterparty C	11	16
Counterparty D	6	13
	44%	50%
Liabilities from price risk management activities:
Counterparty E	22%	23%
Counterparty F	13	10
	35%	33%

See Note 3 for additional information concerning the determination of fair value for the Company’s Assets and Liabilities from price risk management activities.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 5: EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator (in millions):
Net income attributable to Portland General Electric Company common shareholders	$38	$27	$113	$118
Denominator (in thousands):
Weighted-average common shares outstanding—basic	75,528	75,342	75,486	75,329
Dilutive effect of unvested restricted stock units and employee stock purchase plan shares	13	16	14	16
Weighted-average common shares outstanding—diluted	75,541	75,358	75,500	75,345

Earnings per share—basic and diluted	$0.50	$0.36	$1.49	$1.57

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 6: EQUITY

The activity in equity during the nine month periods ended September 30, 2012 and 2011 is as follows (dollars in millions):

	Portland General Electric Company Shareholders’ Equity
			Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests’ Equity
	Common Stock
	Shares	Amount
Balances as of December 31, 2011	75,362,956	$836	$(6)	$833	$3
Issuance of shares pursuant to equity-based plans	171,430	—	—	—	—
Stock-based compensation	—	2	—	—	—
Dividends declared	—	—	—	(61)	—
Net income (loss)	—	—	—	113	(1)
Balances as of September 30, 2012	75,534,386	$838	$(6)	$885	$2

Balances as of December 31, 2010	75,316,419	$831	$(5)	$766	$7
Issuance of shares pursuant to equity-based plans	28,932	—	—	—	—
Stock-based compensation	—	2	—	—	—
Dividends declared	—	—	—	(59)	—
Noncontrolling interests’ capital distributions	—	—	—	—	(4)
Net income	—	—	—	118	—
Balances as of September 30, 2011	75,345,351	$833	$(5)	$825	$3

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

In October 2011, the FERC issued an Order on Remand, establishing an evidentiary hearing to determine whether any seller had engaged in unlawful market activity in the Pacific Northwest spot markets during the December 25, 2000 through June 20, 2001 period by violating specific contracts or tariffs, and, if so, whether a direct connection existed between the alleged unlawful conduct and the rate charged under the applicable contract. The FERC held that the Mobile-Sierra public interest standard governs challenges to the bilateral contracts at issue in this proceeding, and the strong presumption under Mobile-Sierra that the rates charged under each contract are just and reasonable would have to be specifically overcome before a refund could be ordered. The FERC directed the presiding judge, if necessary, to determine a refund methodology and to calculate refunds, but held that a market-wide remedy was not appropriate, given the bilateral contract nature of the Pacific Northwest spot markets. Certain parties claiming refunds filed requests for rehearing of the Order on Remand, contesting, among other things, the applicable refund period reflected in the Order, the use of the Mobile-Sierra standard, any restraints in the Order on the type of evidence that could be introduced in the hearing, and the lack of a market-wide remedy. The rehearing requests remain pending.

In its October 2011 Order on Remand, the FERC held the hearing procedures in abeyance pending the results of settlement discussions, which it ordered be convened before a FERC settlement judge. Pursuant to the settlement proceedings, the Company received notice of two claims and has reached agreements to settle both of these claims for an immaterial amount. The first settlement was approved by the FERC in June 2012, while the second settlement received FERC approval in September 2012. There remains a possibility that additional claims could be asserted against the Company in the future.

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

EPA Investigation of Portland Harbor

A 1997 investigation by the U.S. Environmental Protection Agency (EPA) of a segment of the Willamette River known as Portland Harbor revealed significant contamination of river sediments. The EPA subsequently included Portland Harbor on the National Priority List pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) as a federal Superfund site and listed 69 Potentially Responsible Parties (PRPs). PGE was included among the PRPs as it has historically owned or operated property near the river. In January 2008, the EPA requested information from various parties, including PGE, concerning properties near the river. Subsequently, the EPA has listed additional PRPs, which now number over one hundred.

The Portland Harbor site is currently undergoing a remedial investigation (RI) and feasibility study (FS) pursuant to an Administrative Order on Consent (AOC) between the EPA and several PRPs known as the Lower Willamette Group (LWG), which does not include PGE.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

In March 2012, the LWG submitted a draft FS to the EPA for review and approval. The draft FS, along with the RI, provide the framework for the EPA to determine a clean-up remedy for Portland Harbor that will be documented in a Record of Decision, which the EPA is expected to issue in 2015.

The draft FS evaluates several alternative clean-up approaches. These approaches would take from two to 28 years with costs ranging from $169 million to $1.8 billion, depending primarily on the selected remedial action levels. The draft FS does not address responsibility for the costs of clean-up, allocate such costs among PRPs, or define precise boundaries for the clean-up. Responsibility for funding and implementing the EPA’s selected clean-up will be determined after the issuance of the Record of Decision.

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

DEQ Investigation of Downtown Reach

The Oregon Department of Environmental Quality (DEQ) has executed a memorandum of understanding with the EPA to administer and enforce clean-up activities for portions of the Willamette River that are upriver from the Portland Harbor Superfund site (the “Downtown Reach”). In January of 2010, the DEQ issued an order requiring PGE to perform an investigation of certain portions of the Downtown Reach. PGE completed this investigation in December 2011 and entered into a consent order with the DEQ in July 2012 to conduct a feasibility study of alternatives for remedial action for the portions of the Downtown Reach that were included within the scope of PGE’s investigation. It is expected that the feasibility study will be completed within the next two years.
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

In March 2012, the EPA approved the remedial investigation and stated that it intends to recommend no action on the site, based on the conclusions of the risk assessment conducted under the CERCLA. Following a public notice

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

and comment period, the EPA is expected to issue a final Record of Decision in early 2013.

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

Alleged Violation of Environmental Regulations at Colstrip

On July 30, 2012, PGE received a Notice of Intent to Sue for violations of the Clean Air Act (CAA) at Colstrip Steam Electric Station (Notice) from counsel on behalf of the Sierra Club and the Montana Environmental Information Center (MEIC). The Notice was also addressed to the other Colstrip co-owners, including PPL Montana, LLC (PPL Montana) - the operator of Colstrip. PGE has a 20% ownership interest in Units 3 and 4 of Colstrip. The Notice alleges certain violations of the CAA, including New Source Review, Title V, and opacity requirements, and states that the Sierra Club and MEIC will: i) request a United States District Court to impose injunctive relief and civil penalties; ii) require a beneficial environmental project in the areas affected by the alleged air pollution; and iii) seek reimbursement of Sierra Club’s and MEIC’s costs of litigation and attorney’s fees. Since July, the Sierra Club and MEIC have twice amended their Notice. The first amendment, contained in a letter dated August 30, 2012, asserts that the Colstrip owners violated the Title V air quality operating permit during portions of 2008 and 2009. The second amendment, contained in a letter dated September 27, 2012, asserts that the owners have violated the CAA by failing to timely submit a complete air quality operating permit application to the Montana Department of Environmental Quality (MDEQ). Due to the uncertainty concerning this matter, PGE cannot predict the outcome or determine whether it is reasonably possible that the claims, if asserted, would have a material impact on the Company.

Challenge to AOC Related to Colstrip Wastewater Facilities

In August 2012, PPL Montana entered into an AOC with the MDEQ, which established a comprehensive process to investigate and remediate groundwater seepage impacts related to the wastewater facilities at the Colstrip power plant. Within five years, under this AOC, PPL Montana is required to provide financial assurance to MDEQ for the costs associated with closure of the waste water treatment facilities. This will establish an obligation for asset retirement, but PPL Montana is unable at this time to estimate these costs, which will require both public and agency review.

On September 4, 2012, Earthjustice filed an affidavit pursuant to Montana’s Major Facility Siting Act (MFSA) that sought review of the AOC by Montana’s Board of Environmental Review (BER), on behalf of environmental groups Sierra Club, the MEIC, and the National Wildlife Federation. On September 18, 2012, PPL Montana filed an election with the BER to have this proceeding conducted in Montana state district court as contemplated by the MFSA. On October 26, 2012, Earthjustice, on behalf of Sierra Club, the MEIC and the National Wildlife Federation, filed with the Montana state district court a petition for a writ of mandamus and a complaint for declaratory relief alleging that the AOC fails to require the necessary actions under the Major Facility Siting Act and the Montana Water Quality Act with respect to groundwater seepage from the wastewater facilities at Colstrip. PGE cannot at this time predict the outcome of this matter or determine whether it is reasonably possible that it would have a material impact on the Company.

Revenue Bonds

In 2008, PGE repurchased $5.8 million of Pollution Control Revenue Bonds Series 1996 (Bonds) issued through the Port of Morrow. In connection with the repurchase, PGE paid the $5.8 million repurchase price to Lehman Brothers Inc. (Lehman) as remarketing agent for the Bonds, who in turn paid off the beneficial owner of the Bonds. As a

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

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

Oregon Tax Court Ruling

On September 17, 2012, the Oregon Tax Court issued a ruling contrary to an Oregon Department of Revenue interpretation and a current Oregon administrative rule, regarding the treatment of wholesale electricity sales. The underlying issue is whether electricity should be treated as tangible or intangible property for state income tax apportionment purposes. It is uncertain whether the ruling will be appealed, or if the ruling would apply retroactively to PGE for all open tax years, which include 2006 through 2012. If the ruling is upheld, PGE estimates that its income tax liability could increase by as much as $17 million due to the impact of the increased assessment of prior years’ liability and an increase in the tax rate at which deferred tax liabilities would be recognized in future years. Due to the uncertainty concerning the resolution of this matter, PGE cannot predict the outcome. The Company may seek regulatory recovery of any incremental tax, although there can be no guarantee that such recovery would be granted.

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

NOTE 8: GUARANTEES

PGE enters into financial agreements and power and natural gas purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of September 30, 2012, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

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

Included in PGE’s condensed consolidated balance sheet are LLC assets of $5 million of Electric utility plant, net as of September 30, 2012 and December 31, 2011 and $1 million of Cash and cash equivalents as of December 31, 2011. These assets can only be used to settle the obligations of the consolidated VIEs.

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

•	the failure to complete capital projects on schedule and within budget or the abandonment of capital projects, which could result in the Company's inability to recover project costs;

•
volatility in wholesale power and natural gas prices, which could require the Company to issue additional letters of credit or post additional cash as collateral with counterparties pursuant to existing power and natural gas purchase agreements;

•
capital market conditions, including access to capital, interest rate volatility, reductions in demand for investment-grade commercial paper, as well as changes in PGE’s credit ratings, which could have an impact on the Company’s cost of capital and its ability to access the capital markets to support requirements for working capital, construction costs, and the repayments of maturing debt;

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

•	changes in residential, commercial, and industrial customer growth, and in demographic patterns, in PGE’s service territory;

•	the effectiveness of PGE’s risk management policies and procedures and the creditworthiness of customers and counterparties;

•	declines in the fair value of equity securities held for the defined benefit pension plans and other benefit plans, which could result in increased funding requirements for such plans;

•	changes in, and compliance with, environmental and endangered species laws and policies;

•	the effects of climate change, including changes in the environment, which may affect energy costs or consumption, increase the Company’s costs, or adversely affect its operations;

•	new federal, state, and local laws that could have adverse effects on operating results;

•
cyber security attacks, data security breaches, or other malicious acts that cause damage to the Company’s generation and transmission facilities or information technology systems, or result in the release of confidential customer and proprietary information;

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

Customers and Demand — Retail energy deliveries for the nine months ended September 30, 2012 decreased approximately one-half of one percent from the comparable period of 2011 largely as a result of the impact of relatively warmer weather during the heating season early in 2012 reducing residential customer demand, and the loss of demand from one large paper customer in early 2011. The decline was partially offset by an increase in the average number of total retail customers served.

The following table indicates the average number of retail customers, including those direct access customers who chose to purchase their energy from an Electricity Service Supplier (ESS), and energy deliveries, by customer class, for the periods indicated:

	Nine Months Ended September 30,
	2012		2011		% Increase /(Decrease)in Energy Deliveries
	Average Number of Customers	Retail Energy Deliveries *	Average Number of Customers	Retail Energy Deliveries *
Residential	722,884	5,506	719,809	5,604	(1.7)%
Commercial	103,798	5,566	102,911	5,560	0.1
Industrial	261	3,180	255	3,156	0.8
Total	826,943	14,252	822,975	14,320	(0.5)

____________________

*	In thousands of MWh.

On a weather adjusted basis, total retail energy deliveries for the nine months ended September 30, 2012 increased approximately one-half of one percent compared to the same period of 2011. PGE expects the increase in total retail energy deliveries on a weather adjusted basis for the year ending December 31, 2012 to approximate the increase for the nine months ended September 30, 2012, after allowing for energy efficiency and conservation efforts.

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

During the second quarters of 2012 and 2011, such annual maintenance was performed, with more extensive, planned service maintenance completed in 2011 compared to 2012. The work performed during 2011 included planned emissions control retrofits at Boardman and the replacement of the cooling tower structure and upgrading of the gas turbine and exhaust system components at Coyote Springs. Availability of the plants PGE operates approximated 93% and 92%, for the nine months ended September 30, 2012 and 2011, respectively, with the availability of Colstrip, which PGE does not operate, approximating 92% and 80%, for the same periods, respectively.

During the nine months ended September 30, 2012, the Company’s generating plants provided approximately 47% of its retail load requirement, compared with 44% in the nine months ended September 30, 2011. The increase in the relative volume of power generated to meet the Company’s retail load requirement was primarily due to the economic displacement of a greater amount of thermal generation by lower cost purchased power during 2011.

Energy received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects decreased 30% in the nine months ended September 30, 2012 compared with the same period of 2011. These resources provided approximately 20% of the Company’s retail load requirement for the nine months ended September 30, 2012, compared with 28% for the same period of 2011. Through September, energy received from these sources exceeded projections included in the Company’s Annual Power Cost Update Tariff (AUT) by approximately 12% during 2012, compared with 17% during the comparable period of 2011. Such projections, which are finalized with the OPUC in November each year, establish the power cost component of retail prices for the following calendar year and are based, in part, on average regional hydro conditions. Any excess in hydro generation from that projected in the AUT generally displaces power from higher cost sources, while any shortfall is generally replaced with power from higher cost sources. Energy from hydro resources is expected to be approximately 9% above projections included in the AUT for 2012.

Energy expected to be received from PGE-owned wind generating resources (Biglow Canyon) is projected annually in the AUT and is based on wind studies completed in connection with the permitting of the wind farm. Any excess in wind generation from that projected in the AUT generally displaces power from higher cost sources, while any shortfall is generally replaced with power from higher cost sources. Energy received from Biglow Canyon fell short of that projected in PGE’s AUT by 17% and 11%, in the nine months ended September 30, 2012 and 2011, respectively, and provided approximately 7% of the Company’s retail load requirement for the nine months ended September 30, 2012 and 2011.

Pursuant to the Company’s power cost adjustment mechanism (PCAM), customer prices can be adjusted to reflect a portion of the difference between each year’s forecasted net variable power costs (NVPC) included in customer prices (baseline NVPC) and actual NVPC for the year. To the extent actual NVPC is above or below the deadband, the PCAM provides for 90% of the variance to be collected from or refunded to customers, respectively, subject to a regulated earnings test. Pursuant to the regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for that year being no less than 1% above the Company’s latest authorized ROE of 10%, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues in the Company’s statements of income, while any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense. For 2012 and 2011, the deadband range is from $15 million below to $30 million above baseline NVPC.

For the nine months ended September 30, 2012, actual NVPC was approximately $14 million below baseline NVPC due to strong power supply operations and above average hydro generation, partially offset by lower than expected wind generation. Based on forecast data, NVPC for the year ending December 31, 2012 is currently estimated to be below the baseline NVPC, but within the deadband range; accordingly, no estimated refund to customers is expected for 2012.

For the nine months ended September 30, 2011, actual NVPC was approximately $36 million below baseline NVPC, which is $21 million below the lower deadband threshold, with PGE recording an estimated refund to customers in the amount of $17 million during the period. Upon application of the regulated earnings test, the estimated refund to customers was reduced to $10 million as of December 31, 2011.

Capital Requirements and Financing — PGE’s capital requirements for 2012 are related primarily to ongoing expenditures for the upgrade, replacement, and expansion of transmission, distribution, and generation infrastructure, as well as technology enhancements and expenditures related to hydro licensing and construction. Capital expenditures are expected to be approximately $328 million in 2012, of which $218 million was incurred through September 30, 2012. For further information, see the Capital Requirements section of Liquidity and Capital Resources in this Item 2.

For 2012, the Company expects to meet capital requirements with cash from ongoing operations, with no issuances of long-term debt or equity. In subsequent years, the Company expects to fund its capital requirements with a combination of cash from operations and funds from the capital markets, depending on the outcome of the Integrated Resource Plan (IRP) process outlined below, PGE’s liquidity needs, and market conditions. The Company also expects that the borrowing capacity under its credit facilities will continue to be available to manage working capital requirements for the foreseeable future. For further information, see the Debt and Equity Financings section of Liquidity and Capital Resources in this Item 2.

PGE’s 2009 IRP, acknowledged by the OPUC in November 2010 and updated in November 2011, includes the Company’s strategy for acquiring new resources over the next several years and a 20-year strategy outlining long-term expectations for resource needs and portfolio management. To meet projected energy requirements, the IRP includes energy efficiency measures, additional renewable resources, new transmission capability, new generation, and improvements to existing generating plants. The Company expects to file with the OPUC another update to the

IRP by the end of November 2012.

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

This RFP closed to proposals in August 2012, with PGE receiving proposals consisting of a mix of projects to be sold to the Company pursuant to asset purchase agreements and projects that would sell power to the Company under long-term power purchase agreements. PGE, with the oversight of an independent evaluator, is in the process of evaluating the bids, which include Company benchmark proposals. A final short list of projects is expected by the end of 2012. Negotiations with final short listed bidders are expected to start in late 2012 or early 2013. The flexible and peaking resources are expected to be available in the 2013 to 2015 time frame and the base load energy resources expected to be available in the 2014 to 2017 time frame.

A second RFP, which was issued in October 2012, is seeking approximately 100 MWa of renewable resources in order to help meet PGE’s 2015 requirements under Oregon’s Renewable Portfolio Standard. Sources proposed must meet a minimum size of at least 10 MW and can represent a variety of technologies including wind, geothermal, biomass, biogas, solar, and hydroelectric power. PGE may acquire a single resource or a mix of resources to achieve the total desired renewable energy target. The Company submitted a benchmark proposal at the end of October and all other proposals are due by November 13, 2012. PGE expects to identify an initial short list of projects by January 2013, with a final short list expected in early February 2013. The renewable resources are anticipated to be in service in the 2013 to 2017 time frame.

The IRP includes a proposal for an approximately 215-mile, 500 kV transmission line referred to as the Cascade Crossing Transmission Project, or Cascade Crossing, that would help meet future electricity demand and improve regional grid reliability. The project would transmit power from new and existing energy resources in northeastern Oregon to the Company’s service territory. PGE continues to work with other stakeholders in the region in planning the project and is actively engaged in the federal, state, and tribal permitting processes. Subject to obtaining all necessary approvals, the in-service date is not expected before 2017.

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

The following discussion highlights certain regulatory items that have impacted the Company’s revenues, results of operations, or cash flows for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 or affected retail customer prices, as authorized by the OPUC. In some cases, the Company deferred the related expenses or benefits as regulatory assets or liabilities, respectively, for later amortization and inclusion in customer prices, pending OPUC review and authorization.

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

•
Power Costs — Pursuant to the AUT process, PGE files annually an estimate of power costs for the following year. In November 2011, the OPUC issued an order on the 2012 AUT resulting in an estimated 1% decrease in customer prices as a result of expected lower power costs. The new prices became effective January 1, 2012 and are expected to result in a decline of approximately $22 million in annual revenues compared to 2011.

The Company submitted an updated forecast of 2013 power costs to the OPUC in October 2012. Based on the latest estimate, which will be updated and finalized in November 2012, power costs for 2013 are expected to be lower than 2012, with a corresponding decrease in customer prices between 1% and 2% becoming effective January 1, 2013. The resulting annual revenue requirement is expected to decrease by approximately $27 million from 2012.

On July 1, 2012, the Company submitted to the OPUC the results of its PCAM for 2011 based on an updated regulated earnings test, which resulted in a revised refund to customers of approximately $6 million. On October 24, 2012, the OPUC issued an order approving the refund, with the impact to customer prices effective January 1, 2013. For further information, see Power Operations, within the Operating Activities section of this Overview, above.

•
Renewable Resource Costs — Pursuant to a renewable adjustment clause mechanism (RAC), PGE can recover in customer prices prudently incurred costs of renewable resources that are expected to be placed in service in the current year. The Company may submit a filing to the OPUC by April 1st each year, with prices expected to become effective January 1st of the following year.

In March 2012, PGE submitted a filing for the installation of a small solar facility, which requested a nominal credit to customer prices for a one-year period beginning January 1, 2013, resulting from the gain on the sale and lease-back transaction directly related to the project.

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

•
For the nine months ended September 30, 2012, the Company has recorded an estimated collection of $1 million. Any estimated refund to, or collection from, customers for the 2012 year would begin June 1, 2013.

•	During 2011, PGE recorded an estimated refund of $2 million that is being provided to customers over a one year period that began June 1, 2012, as weather adjusted use per customer was greater than levels projected in the 2011 General Rate Case.

•
For 2010, the Company recorded an estimated collection of $8 million, as weather adjusted use per customer was less than levels included in the 2009 General Rate Case. After review, the OPUC approved collections from customers over a one-year period that ended May 31, 2012.

•
Refund of tax credits — In 2011, PGE provided credits to customers for accumulated tax credits related to the Independent Spent Fuel Storage Installation (ISFSI) located at the Trojan site. The discontinuance of the customer credits on January 1, 2012 had the effect of increasing the Company’s annual revenues by approximately $18 million.

Critical Accounting Policies

PGE’s critical accounting policies are outlined in Item 7 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2011, filed with the SEC on February 24, 2012.

Results of Operations

The following table contains condensed consolidated statements of income information for the periods presented (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Revenues, net	$450	100%	$439	100%	$1,342	100%	$1,334	100%
Purchased power and fuel	182	40	182	41	533	40	545	41
Gross margin	268	60	257	59	809	60	789	59
Operating expenses:
Production and distribution	49	11	50	11	153	11	147	11
Administrative and other	50	11	55	13	160	12	158	12
Depreciation and amortization	63	14	59	13	188	14	170	13
Taxes other than income taxes	24	6	25	6	77	6	74	5
Total operating expenses	186	42	189	43	578	43	549	41
Income from operations	82	18	68	16	231	17	240	18
Other income (expense):
Allowance for equity funds used during construction	1	—	1	—	4	—	3	—
Miscellaneous income (expense), net	—	—	(4)	(1)	2	—	(1)	—
Other income (expense), net	1	—	(3)	(1)	6	—	2	—
Interest expense	27	6	27	6	82	6	82	6
Income before income taxes	56	12	38	9	155	11	160	12
Income taxes	19	4	11	3	43	3	42	3
Net income	37	8	27	6	112	8	118	9
Less: net loss attributable to noncontrolling interests	(1)	—	—	—	(1)	—	—	—
Net income attributable to Portland General Electric Company	$38	8%	$27	6%	$113	8%	$118	9%

Net income attributable to Portland General Electric Company was $38 million, or $0.50 per diluted share, for the third quarter of 2012 compared with $27 million, or $0.36 per diluted share, for the third quarter of 2011, an increase of $11 million, or 41%. The increase in Net income was due to several items including: an increase in residential energy deliveries; nominal gains on non-qualified benefit plan trust assets in 2012 compared to losses in 2011; and a reduction to the estimated customer refund related to the PCAM for 2011 recorded in 2012.

Net income attributable to Portland General Electric Company was $113 million, or $1.49 per diluted share, for the nine months ended September 30, 2012 compared with $118 million, or $1.57 per diluted share, for the nine months ended September 30, 2011, a decrease of $5 million, or 4%. The decrease in Net income was predominately driven by the decrease in residential energy deliveries, primarily due to warmer temperatures during the heating season, a substantial reduction in energy received from lower cost hydro resources, increased pension expense resulting from lower discount rates and returns on trust assets, and higher employee benefit costs driven by an increase in medical premiums. These items were partially offset by the impact of the PCAM, as a reduction to the estimated customer refund related to 2011 was recorded in the nine months ended September 30, 2012 in the amount of $4 million.

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

Revenues, energy deliveries (presented in MWh), and the average number of retail customers were as follows for the periods presented:

	Three Months Ended September 30,
	2012		2011
Revenues (1) (dollars in millions):
Retail:
Residential	$187	42%	$184	42%
Commercial	168	37	167	38
Industrial	57	13	59	14
Subtotal	412	92	410	94
Other accrued (deferred) revenues, net	10	2	(4)	(1)
Total retail revenues	422	94	406	93
Wholesale revenues	19	4	24	5
Other operating revenues	9	2	9	2
Total revenues	$450	100%	$439	100%
Energy deliveries (2) (MWh in thousands):
Retail:
Residential	1,626	30%	1,598	30%
Commercial	1,963	36	1,970	36
Industrial	1,096	20	1,089	20
Total retail energy deliveries	4,685	86	4,657	86
Wholesale energy deliveries	771	14	780	14
Total energy deliveries	5,456	100%	5,437	100%
Average number of retail customers:
Residential	723,569	87%	719,978	87%
Commercial	105,100	13	104,471	13
Industrial	259	—	253	—
Total	828,928	100%	824,702	100%

(1)
Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes both energy sold to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy from ESSs.

Total revenues increased $11 million, or 3%, in the third quarter of 2012 compared with the third quarter of 2011 primarily as a result of the items described below.

Retail revenues are generated by the sale and delivery of energy to retail customers as well as from the delivery of energy that certain commercial and industrial customers purchase from ESSs. Retail revenues also include certain deferred revenues, primarily related to the PCAM, decoupling mechanism, and RAC filings.

Total retail revenues increased $16 million, or 4%, in the third quarter of 2012 compared to the third quarter of 2011, primarily from the net effect of the following items:

•
An $11 million increase resulting from the PCAM, as a $7 million reduction in the estimated refund under the PCAM related to 2011 was recorded in the third quarter of 2012, compared with a $4 million estimated refund recorded in the third quarter of 2011;

•	A $4 million increase as a result of credits provided to customers during 2011 related to the ISFSI that were not applicable in 2012;

•
A $4 million increase resulting from several items, the largest of which amounted to just over $1 million, including the recovery of costs for the solar feed-in tariff, local taxes, and the decoupling mechanism; and

•	A $3 million increase as a result of increased volumes and prices for deliveries to direct access customers; partially offset by

•
A $4 million decrease from a lower volume of energy sold as a large industrial customer transitioned to direct access in 2012, the effect of which was partially offset by increased demand by another large industrial customer, higher residential demand due to warmer temperatures in 2012, and the increased number of customers; and

•	A $4 million decrease related to changes in the average retail price, resulting primarily from tariff changes effective January 1, 2012 as authorized by the OPUC.

Heating and cooling degree-days are an indication of the likelihood that customers will use electricity for heating and cooling, respectively, and are used to measure the effects of weather on the demand for electricity. Total cooling degree-days in the third quarter of 2012, while near historical averages, were 14% more than 2011 levels. Heating degree-days were comparable to the third quarter of 2011, with both years below the 15-year averages. The following table indicates the number of heating and cooling degree-days for the periods presented, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days		Cooling Degree-days
	2012	2011	2012	2011
July	14	13	115	72
August	3	2	201	160
September	41	36	79	114
Third Quarter	58	51	395	346
15-year average for the third quarter	81	87	387	393

Wholesale revenues result from sales of electricity to utilities and power marketers in conjunction with the Company’s effort to secure reasonably priced power for retail customers, manage risk, and administer long-term wholesale contracts. Such sales can vary significantly period to period. Wholesale revenues in the third quarter of 2012 declined $5 million, or 21%, compared to the third quarter of 2011, primarily consisting of $5 million related to a 22% decrease in average sales price and a 1% decrease in the volume of wholesale energy sold.

Purchased power and fuel expense for the third quarter of 2012 was comparable with the third quarter of 2011. A 1% increase in average variable power cost was substantially offset by a 1% decrease in total system load. The average variable power cost increased to $33.89 per MWh in the third quarter of 2012 compared with $33.49 per MWh in the third quarter of 2011 primarily driven by decreases in energy received from hydro and wind generating resources.

The sources of energy for the PGE’s total system load, as well as its retail load requirement, are as follows for the periods presented:

	Three Months Ended September 30,
	2012		2011
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	995	18%	1,200	22%
Natural gas	856	16	723	13
Total thermal	1,851	34	1,923	35
Hydro	331	6	345	6
Wind	341	7	379	7
Total generation	2,523	47	2,647	48
Purchased power:
Term	1,895	35	1,337	25
Hydro	422	8	766	14
Wind	95	2	95	2
Spot	460	8	617	11
Total purchased power	2,872	53	2,815	52
Total system load	5,395	100%	5,462	100%
Less: wholesale sales	(771)		(780)
Retail load requirement	4,624		4,682

Energy received from PGE-owned wind generating resources (Biglow Canyon) decreased 10% and represented 7% of the Company’s retail load requirement in the third quarter of 2012, compared with 8% in the third quarter of 2011. The decrease was due to less favorable wind conditions in the third quarter of 2012 compared with the same period last year.

Energy received from hydro resources during the third quarter of 2012, from both PGE-owned generating plants and purchased from mid-Columbia projects, decreased 32% compared with the third quarter of 2011 primarily due to more favorable hydro conditions in 2011, and the expiration at the end of 2011 of an agreement to purchase a portion of the output of one mid-Columbia project. These resources provided approximately 16% of the Company’s retail load requirement for the third quarter of 2012, compared with 24% for the third quarter of 2011. Total hydro generation in the third quarter of 2012 exceeded projected levels included in the AUT for 2012 by 14%, compared with 16% for the same period last year.

The following table presents the actual of the April-to-September 2012 and 2011 runoffs at particular points of major rivers relevant to PGE’s hydro resources (as a percentage of normal, as measured over the 30-year period from 1971 through 2000):

	Runoff as a Percent of Normal *
Location	2012	2011
Columbia River at The Dalles, Oregon	126%	135%
Mid-Columbia River at Grand Coulee, Washington	129	123
Clackamas River at Estacada, Oregon	133	135
Deschutes River at Moody, Oregon	118	120

*  Volumetric water supply for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

For the third quarter of 2012, actual NVPC was approximately $4 million below baseline NVPC compared with $7 million below baseline NVPC for the third quarter of 2011.

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

Gross margin was 60% in the third quarter of 2012, compared with 59% in the third quarter of 2011. The increase in gross margin is largely due to the impact of the PCAM and the impact of the ISFSI tax credits, which were refunded to customers in 2011.

Production and distribution expense decreased $1 million, or 2%, in the third quarter of 2012 compared with the third quarter of 2011, primarily due to decreases in delivery system costs related to information technology upgrades, partially offset by higher maintenance expense at the Company’s Boardman thermal generating plant.

Administrative and other expense decreased $5 million, or 9%, in the third quarter of 2012 compared with the third quarter of 2011. The decrease was primarily due to a reduction in legal fees and decreased employee compensation and benefit costs, partially offset by increased employee pension expenses resulting from a lower discount rate and return on pension trust assets.

Depreciation and amortization expense increased $4 million, or 7%, in the third quarter of 2012 compared with the third quarter of 2011. The increase was primarily due to the amortization of ISFSI tax credits in 2011 (offset in Revenues) and increased depreciation expense related to capital additions, partially offset by a deferral of costs related to certain capital projects as approved in the 2011 General Rate Case.

Other income, net was $1 million in the third quarter of 2012 compared to Other expense, net of $3 million in the third quarter of 2011. The change is primarily due to unrealized losses in the third quarter of 2011 on the non-qualified benefit plan trust assets in the amount of $4 million.

Income taxes increased $8 million in the third quarter of 2012 compared with the third quarter of 2011. The effective tax rates are 33.9% and 28.9% in the third quarters of 2012 and 2011, respectively. The increase in the effective tax rate is due to the reduced income tax rate benefit from production tax credits (PTCs) and state income tax credits resulting from the increase in pre-tax income during the third quarter of 2012.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Revenues, energy deliveries (presented in MWh), and the average number of retail customers were as follows for the periods presented:

	Nine Months Ended September 30,
	2012		2011
Revenues (1) (dollars in millions):
Retail:
Residential	$630	47%	$635	47%
Commercial	476	36	474	35
Industrial	166	12	168	13
Subtotal	1,272	95	1,277	95
Other accrued (deferred) revenues, net	6	—	(18)	(1)
Total retail revenues	1,278	95	1,259	94
Wholesale revenues	38	3	49	4
Other operating revenues	26	2	26	2
Total revenues	$1,342	100%	$1,334	100%
Energy deliveries (2) (MWh in thousands):
Retail:
Residential	5,506	34%	5,604	35%
Commercial	5,566	34	5,560	34
Industrial	3,180	20	3,156	20
Total retail energy deliveries	14,252	88	14,320	89
Wholesale energy deliveries	1,861	12	1,848	11
Total energy deliveries	16,113	100%	16,168	100%
Average number of retail customers:
Residential	722,884	87%	719,809	87%
Commercial	103,798	13	102,911	13
Industrial	261	—	255	—
Total	826,943	100%	822,975	100%

(1)
Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes both energy sold to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy from ESSs.

Total revenues increased $8 million, or less than 1% for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 primarily as a result of the items described below.

Retail revenues increased $19 million, or 2%, in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The increase resulted primarily from the combination and net effect of the following items:

•
A $21 million increase related to the PCAM, as an estimated refund to customers in the amount of $17 million was recorded in the nine months ended September 30, 2011 (reduced to $10 million in the fourth quarter 2011) compared to a $4 million reduction in the refund recorded in the comparable period of 2012 related to the PCAM for 2011. No estimated refund or collection has been recorded under the PCAM related to 2012;

•	A $13 million increase as a result of credits provided to customers during 2011 related to the ISFSI that were not applicable in 2012;

•	A $9 million increase as a result of increased volumes and prices for deliveries to direct access customers; and

•	An $11 million increase resulting from several items, the largest of which amounted to just under $4 million for the recovery of costs under the solar feed-in tariff; partially offset by

•
A $23 million decrease from a lower volume of energy sold as one large industrial customer transitioned to direct access in 2012 while residential deliveries were also down. Lower than comparable load demand in the residential class in 2012 was caused by cooler weather during the heating season in early 2011; and

•	A $12 million decrease related to changes in the average retail price, resulting primarily from tariff changes effective January 1, 2012 as authorized by the OPUC.

Total heating degree-days in the nine months ended September 30, 2012 were 8% below those of the comparable period of 2011 but still 3% above historical averages. Cooling degree-days were higher in the nine months ended September 30, 2012 than in the comparable period of 2011, but remain below the 15-year averages. The following table indicates the number of heating and cooling degree-days for the periods presented, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days		Cooling Degree-days
	2012	2011	2012	2011
First Quarter	1,967	1,974	—	—
Second Quarter	709	946	40	16
Third Quarter	58	51	395	346
Year-to-date	2,734	2,971	435	362
15-year average for the year-to-date	2,643	2,630	455	462

Wholesale revenues in the nine months ended September 30, 2012 declined $11 million, or 22%, compared to the comparable period of 2011, primarily consisting of a 22% decrease in average sales price, while sales volume increased 1%. Lower wholesale market prices were driven by low natural gas prices.

Purchased power and fuel expense was $533 million for the nine months ended September 30, 2012, a decrease of $12 million, or 2%, compared with $545 million for the nine months ended September 30, 2011, largely due to $9 million related to a 2% decrease in total system load and $2 million related to a 1% decrease in average variable power cost. The average variable power cost decreased to $33.41 per MWh in the nine months ended September 30, 2012 compared with $33.58 per MWh in the nine months ended September 30, 2011, which consisted of a 4% decrease in the average cost of purchased power offset by an 8% increase in the average cost of power generated.

The sources of energy for PGE’s total system load, as well as its retail load requirement, are as follows for the periods presented:

	Nine Months Ended September 30,
	2012		2011
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	2,280	14%	2,708	17%
Natural gas	1,993	13	1,058	6
Total thermal	4,273	27	3,766	23
Hydro	1,461	9	1,524	10
Wind	964	6	1,025	6
Total generation	6,698	42	6,315	39
Purchased power:
Term	6,042	38	5,057	31
Hydro	1,358	8	2,489	15
Wind	272	2	203	1
Spot	1,641	10	2,200	14
Total purchased power	9,313	58	9,949	61
Total system load	16,011	100%	16,264	100%
Less: wholesale sales	(1,861)		(1,848)
Retail load requirement	14,150		14,416

Energy received from PGE-owned wind generating resources (Biglow Canyon) decreased 6% compared with the nine months ended September 30, 2011, and represented 7% of the Company’s retail load requirement in each of the nine month periods ended September 30, 2012 and 2011. The decrease in these resources was due to less favorable wind conditions in 2012 compared with 2011.

Energy received from hydro resources during the nine months ended September 30, 2012, from both PGE-owned generating plants and purchased from mid-Columbia projects, decreased 30% compared with the nine months ended September 30, 2011 primarily due to more favorable hydro conditions in 2011 and the expiration of an agreement at the end of 2011 to purchase a portion of the output of one mid-Columbia project. These resources provided approximately 20% of the Company’s retail load requirement during the nine months ended September 30, 2012, compared with 28% during the nine months ended September 30, 2011. Through September 30, 2012, total hydro generation exceeded projected levels included in the AUT for 2012 by 12%, compared with 17% for the same period of 2011.

For the nine months ended September 30, 2012, actual NVPC was approximately $14 million below baseline NVPC and approximately $36 million below baseline NVPC for the nine months ended September 30, 2011.

Gross margin was 60% for the nine months ended September 30, 2012, compared with 59% for the nine months ended September 30, 2011. The increase in gross margin is largely due to the impact of the PCAM. During the nine months ended September 30, 2012, PGE reduced the estimated refund to customers related to the PCAM for 2011, compared to an estimated refund to customers recorded in the same period of 2011. Additionally, the impact of the ISFSI tax credits refunded to customers in 2011 contributed to the increase in gross margin. Gross margin was negatively impacted by a decrease in residential energy deliveries during the nine months ended September 30, 2012 relative to the comparable period in 2011.

Production and distribution expense increased $6 million, or 4%, in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011, primarily due to increases in delivery system costs related to information technology upgrades, and a $3 million insurance recovery related to the Selective Water Withdrawal project recorded in 2011. Partially offsetting the above increases was a net decrease in operating and maintenance expenses at the Company’s thermal generating plants resulting from higher planned maintenance expenses in 2011 compared to 2012.

Administrative and other expense increased $2 million, or 1%, in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The increase was primarily due to increased employee pension expenses resulting from a lower discount rate and lower return on pension trust assets, and employee benefit costs resulting from higher medical premiums. Partially offsetting the above increase was a decrease in legal fees.

Depreciation and amortization expense increased $18 million, or 11%, in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The increase was primarily due to the amortization of ISFSI tax credits in 2011 (offset in Revenues), increased depreciation expense related to capital additions, and a shorter operating life for the Boardman plant effective July 2011, partially offset by a deferral of costs related to certain capital projects as approved in the 2011 General Rate Case.

Taxes other than income taxes increased $3 million, or 4%, in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011, primarily due to higher property taxes, resulting from both increased property values and tax rates. Also contributing to the increase were higher franchise fees.

Other income, net increased $4 million in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011, primarily due to higher earnings from non-qualified benefit plan trust assets.

Income taxes increased $1 million in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011, with effective tax rates of 27.7% and 26.3%, respectively. The increase in the effective tax rate is primarily due to a decrease in income tax benefit of PTCs and state income tax credits in the current period.

Liquidity and Capital Resources

Capital Requirements

The following table presents PGE’s estimated cash requirements for the years indicated (in millions):

	2012		2013	2014	2015	2016
Ongoing capital expenditures	$266		$317	$288	$255	$255
Hydro licensing and construction	24		23	34	37	1
Boardman emissions controls (1)	10		13	—	—	—
Cascade Crossing	28		—	—	—	—
Total capital expenditures	$328	(2)	$353	$322	$292	$256
Long-term debt maturities	$100		$100	$—	$70	$67

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

Ongoing capital expenditures — Capital spending requirements consist primarily of upgrades to, and replacement of, transmission, distribution, and generation infrastructure, as well as new customer connections. Preliminary engineering costs, which consist of expenditures for surveys, plans, and investigations made for the purpose of determining the feasibility of utility projects, including certain projects discussed in the Integrated Resource Plan section below, are included in Ongoing capital expenditures. As of September 30, 2012 and December 31, 2011, preliminary engineering costs of $13 million and $10 million, respectively, are included in Other noncurrent assets in PGE’s condensed consolidated balance sheets. The Company expects that it will incur a total of approximately $4 million for preliminary engineering on major projects during 2012.

Hydro licensing and construction — PGE’s hydroelectric projects are operated pursuant to FERC licenses issued under the Federal Power Act. Capital spending requirements reflected in the table above relate primarily to modifications to the Company’s hydro facilities to enhance fish passage and survival, as required by conditions contained in the operating licenses.

Emissions controls — In June 2011, the EPA approved revised rules that established new emissions limits at Boardman and provide for coal-fired operation to cease no later than December 31, 2020. The emissions limits imposed under the revised rules require the addition of certain controls. PGE’s portion of capital spending on the Boardman emissions controls through September 30, 2012 was approximately $29 million.

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

Integrated Resource Plan — The Company’s IRP, acknowledged by the OPUC in November 2010, included the following resource, capacity, and transmission projects:

•
The addition of new generating plants and improvements to existing plants. The related RFP processes will determine the successful bidders and clarify the timing and total cost for the new capacity, energy, and renewable resources described in the IRP; and

•
The construction of the Cascade Crossing transmission line at an estimated total cost of $800 million to $1.0 billion. The Company continues to work with other stakeholders in planning the project and potential project partnerships. As of September 30, 2012, the Company has recorded $39 million in costs, primarily related to environmental assessments and permitting activities, included in Construction work in progress (CWIP), in Electric utility plant, net in its condensed consolidated balance sheets.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2012	2011
Cash and cash equivalents, beginning of period	$6	$4
Net cash provided by (used in):
Operating activities	450	399
Investing activities	(209)	(214)
Financing activities	(91)	(92)
Increase in cash and cash equivalents	150	93
Cash and cash equivalents, end of period	$156	$97

Cash Flows from Operating Activities — Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, such as depreciation and amortization and deferred income taxes, included in net income during a given period. The $51 million increase in cash provided by operating activities for the nine months ended September 30, 2012 when compared with the nine months ended September 30, 2011 was primarily due to a decrease in margin deposit requirements and the impact of a combined contribution of $40 million to the pension plan and voluntary employees’ beneficiary association trust in 2011, partially offset by changes in working capital items.

A significant portion of cash provided by operations consists of the recovery in customer prices of non-cash charges for depreciation and amortization, which PGE expects to be approximately $249 million in 2012, with total cash provided by operations anticipated to be approximately $474 million.

Cash Flows from Investing Activities — Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities. The $5 million decrease in net cash used in investing activities in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 was due primarily to a small increase in capital expenditures partially offset by proceeds received from the sale of a solar power facility in the first quarter of 2012.

The Company plans a total of approximately $328 million in capital expenditures for 2012 related to upgrades and replacement of transmission, distribution, and generation infrastructure. See Capital Requirements section above for additional information.

Cash Flows from Financing Activities — Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the nine months ended September 30, 2012, cash used in such activities consisted of the repayment of commercial paper of $30 million and the payment of dividends of $61 million. During the nine months ended September 30, 2011, cash used by financing activities consisted of the payment of dividends of $59 million, the repayment of commercial paper of $19 million, the repayment of long-term debt of $10 million, and capital distributions to noncontrolling interests of $4 million.

During October 2012, the Company repaid the 5.6675% Series of First Mortgage Bonds in the amount of $100 million, which will be reflected as cash used in financing activities in PGE’s consolidated statement of cash flows for the year ending December 31, 2012.

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

Common stock dividends declared during 2012 consist of the following:

			Dividends
			Declared Per
Declaration Date	Record Date	Payment Date	Common Share
February 22, 2012	March 26, 2012	April 16, 2012	$0.265
May 23, 2012	June 25, 2012	July 16, 2012	0.270
August 2, 2012	September 25, 2012	October 15, 2012	0.270
November 7, 2012	December 26, 2012	January 15, 2013	0.270

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

Short-term Debt. PGE has approval from the FERC to issue short-term debt up to a total of $700 million through February 6, 2014 and currently has the following unsecured revolving credit facilities:

•	A $360 million syndicated credit facility scheduled to terminate July 2013; and

•	A $300 million syndicated credit facility scheduled to terminate December 2016.

These credit facilities supplement operating cash flow and provide a primary source of liquidity. Pursuant to the terms of the agreements, the credit facilities may be used for general corporate purposes, backup for commercial paper borrowings, and the issuance of standby letters of credit. As of September 30, 2012, PGE had no borrowings outstanding under the credit facilities, no commercial paper outstanding, and $61 million of letters of credit issued. As of September 30, 2012, the aggregate unused credit available under the credit facilities was $599 million.

Long-term Debt. As of September 30, 2012, total long-term debt outstanding was $1,736 million. In addition, PGE owns $21 million of its Pollution Control Revenue Bonds, which may be remarketed at a later date, at the Company’s option, through 2033.

Capital Structure. PGE’s financial objectives include the balancing of debt and equity to maintain a low weighted average cost of capital while retaining sufficient flexibility to meet the Company’s financial obligations. The Company attempts to maintain a common equity ratio (common equity to total consolidated capitalization, including current debt maturities) of approximately 50%. Achievement of this objective, while sustaining sufficient cash flow, is necessary to maintain acceptable credit ratings and allow access to long-term capital at attractive interest rates. PGE’s common equity ratios were 49.8% and 48.6% as of September 30, 2012 and December 31, 2011, respectively.

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

As of September 30, 2012, PGE had posted approximately $93 million of collateral with these counterparties, consisting of $53 million in cash and $40 million in letters of credit, $15 million of which is affiliated with master netting agreements. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of September 30, 2012, the approximate amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is approximately $85 million and decreases to approximately $55 million by December 31, 2012, and $20 million by December 31, 2013. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is approximately $260 million at September 30, 2012 and decreases to approximately $189 million by December 31, 2012, and $84 million by December 31, 2013.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing under the credit facilities would increase.

The issuance of First Mortgage Bonds requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the bonds. PGE estimated that on September 30, 2012, under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust, the Company could have issued up to approximately $585 million of additional First Mortgage Bonds. Any issuance of First Mortgage Bonds would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges or other dispositions of property.

PGE’s credit facilities contain customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt ratio). As of September 30, 2012, the Company’s debt ratio, as calculated under the credit agreements, was 50.3%.

Off-Balance Sheet Arrangements

PGE has no off-balance sheet arrangements other than outstanding letters of credit from time to time that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

PGE’s contractual obligations for 2012 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012. Such obligations have not changed materially as of September 30, 2012, with the exception of the following:

Future pension contribution obligations outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 were estimated using the funding level calculated with discount rates determined by the Internal Revenue Service and the guidelines of the Pension Protection Act. On July 6, 2012 the President signed the “Moving Ahead for Progress in the 21st Century Act.”  The effect of this legislation on the Pension Protection Act was to increase the discount rate used in determining the funded status of the pension plan, increasing the plan’s overall funded status for 2013. Pursuant to this new legislation, PGE expects its pension plan contribution obligation to approximate the following: $0 in 2013; $15 million in 2014; $32 million in 2015; and $43 million in 2016.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	November 7, 2012	By:	/s/ Maria M. Pope
Maria M. Pope
Senior Vice President, Finance, Chief Financial Officer, and Treasurer
(duly authorized officer and principal financial officer)