Form 10-Q
period 2013-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2013-08-02
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares of common stock outstanding as of July 29, 2013 is 77,363,003 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

DEFINITIONS

The following abbreviations and acronyms are used throughout this document:

Abbreviation or Acronym	Definition
AUT	Annual Power Cost Update Tariff
Biglow Canyon	Biglow Canyon wind farm
Carty	Carty Generating Station natural gas-fired generating plant
Cascade Crossing	Cascade Crossing Transmission Project
Colstrip	Colstrip Steam Electric Station (coal-fired generating plant)
EFSA	Equity forward sale agreement
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
IRP	Integrated Resource Plan
kV	Kilovolt = one thousand volts of electricity
Moody’s	Moody’s Investors Service
MW	Megawatts
MWa	Average megawatts
MWh	Megawatt hours
NVPC	Net Variable Power Costs
OPUC	Public Utility Commission of Oregon
PCAM	Power Cost Adjustment Mechanism
PW2	Port Westward Unit 2 natural gas-fired generating plant
RFP	Request for proposal
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Tucannon River	Tucannon River wind farm
Trojan	Trojan nuclear power plant

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues, net	$403	$413	$876	$892
Operating expenses:
Purchased power and fuel	156	156	348	351
Production and distribution	64	51	115	104
Cascade Crossing transmission project	52	—	52	—
Administrative and other	55	56	109	110
Depreciation and amortization	62	63	124	125
Taxes other than income taxes	25	26	52	53
Total operating expenses	414	352	800	743
Income (loss) from operations	(11)	61	76	149
Other income (expense):
Allowance for equity funds used during construction	2	2	4	3
Miscellaneous income (expense), net	1	(1)	2	2
Other income, net	3	1	6	5
Interest expense	25	27	50	55
Income (loss) before income tax expense (benefit)	(33)	35	32	99
Income tax expense (benefit)	(11)	9	6	24
Net income (loss) and Comprehensive income (loss)	(22)	26	26	75
Less: net loss attributable to noncontrolling interests	—	—	(1)	—
Net income (loss) and Comprehensive income (loss) attributable to Portland General Electric Company	$(22)	$26	$27	$75

Weighted-average shares outstanding (in thousands):
Basic	75,935	75,507	75,772	75,465
Diluted	75,935	75,517	75,893	75,479
Earnings (loss) per share—basic and diluted	$(0.29)	$0.34	$0.36	$0.99
Dividends declared per common share	$0.275	$0.270	$0.545	$0.535

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2013	12/31/2012
ASSETS
Current assets:
Cash and cash equivalents	$119	$12
Accounts receivable, net	137	152
Unbilled revenues	73	97
Inventories	72	78
Margin deposits	34	46
Regulatory assets—current	114	144
Other current assets	78	93
Total current assets	627	622
Electric utility plant, net	4,532	4,392
Regulatory assets—noncurrent	519	524
Nuclear decommissioning trust	37	38
Non-qualified benefit plan trust	32	32
Other noncurrent assets	49	62
Total assets	$5,796	$5,670

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	June 30, 2013	12/31/2012
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$107	$98
Liabilities from price risk management activities—current	103	127
Short-term debt	—	17
Current portion of long-term debt	50	100
Accrued expenses and other current liabilities	175	179
Total current liabilities	435	521
Long-term debt, net of current portion	1,686	1,536
Regulatory liabilities—noncurrent	796	765
Deferred income taxes	571	588
Unfunded status of pension and postretirement plans	251	247
Non-qualified benefit plan liabilities	103	102
Asset retirement obligations	96	94
Liabilities from price risk management activities—noncurrent	78	73
Other noncurrent liabilities	18	14
Total liabilities	4,034	3,940
Commitments and contingencies (see notes)
Equity:
Portland General Electric Company shareholders’ equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, no par value, 160,000,000 shares authorized; 77,362,458 and 75,556,272 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	889	841
Accumulated other comprehensive loss	(6)	(6)
Retained earnings	878	893
Total Portland General Electric Company shareholders’ equity	1,761	1,728
Noncontrolling interests’ equity	1	2
Total equity	1,762	1,730
Total liabilities and equity	$5,796	$5,670

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$26	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124	125
Cascade Crossing transmission project	52	—
Pension and other postretirement benefits	20	14
Decrease in net liabilities from price risk management activities	(16)	(64)
Regulatory deferral—price risk management activities	16	63
Regulatory deferral of settled derivative instruments	10	4
Decoupling mechanism deferrals, net of amortization	(5)	4
Allowance for equity funds used during construction	(4)	(3)
Power cost deferrals, net of amortization	(3)	4
Deferred income taxes	(1)	43
Other non-cash income and expenses, net	13	7
Changes in working capital:
Decrease in receivables	39	42
Decrease in margin deposits, net	12	11
Income tax refund received	—	8
Decrease in payables and accrued liabilities	(13)	(57)
Other working capital items, net	11	(8)
Other, net	(2)	(1)
Net cash provided by operating activities	279	267
Cash flows from investing activities:
Capital expenditures	(260)	(137)
Proceeds from sale of solar power facility	—	10
Sales of nuclear decommissioning trust securities	14	13
Purchases of nuclear decommissioning trust securities	(15)	(13)
Other, net	2	(1)
Net cash used in investing activities	(259)	(128)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$150	$—
Payments on long-term debt	(50)	—
Proceeds from issuance of common stock, net of issuance costs	47	—
Borrowings on short-term debt	35	—
Payments on short-term debt	(35)	—
Maturities of commercial paper, net	(17)	(30)
Dividends paid	(41)	(41)
Debt issuance costs	(2)	—
Net cash provided by (used in) financing activities	87	(71)
Increase in cash and cash equivalents	107	68
Cash and cash equivalents, beginning of period	12	6
Cash and cash equivalents, end of period	$119	$74

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$45	$48
Cash paid for income taxes	6	—
Non-cash investing and financing activities:
Accrued dividends payable	21	21
Accrued capital additions	34	14
Preliminary engineering transferred to Construction work in progress from Other noncurrent assets	9	—

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in order to obtain reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. PGE’s corporate headquarters are located in Portland, Oregon and its service area is located entirely within the state of Oregon. PGE’s service area includes 52 incorporated cities, of which Portland and Salem are the largest, within a state-approved service area allocation of approximately 4,000 square miles. As of June 30, 2013, PGE served 833,750 retail customers with a service area population of approximately 1.7 million, comprising approximately 44% of the state’s population.

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

To conform with the 2013 presentation, PGE has separately presented Decoupling mechanism deferrals, net of amortization of $4 million from Other non-cash income and expenses, net in the operating activities section of the condensed consolidated statement of cash flows for the six months ended June 30, 2012.

The financial information included herein for the three and six month periods ended June 30, 2013 and 2012 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated results of operations, and condensed consolidated cash flows of the Company for these interim periods. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs may not be reflective of amounts to be recognized for a full year. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and natural gas, interim financial results do not necessarily represent those to be expected for the year. The financial information as of December 31, 2012 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 22, 2013, and should be read in conjunction with such condensed consolidated financial statements.

Comprehensive Income

PGE had no material components of other comprehensive income to report for the three or six month periods ended June 30, 2013 and 2012.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of gain or loss contingencies, as of the date of the financial statements and the reported amounts of revenues and expenses

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

during the reporting period. Actual results experienced by the Company could differ materially from those estimates.

Customer Billing Matter

In May 2013, PGE discovered that it had over-billed an industrial customer during a period of several years as a result of a meter configuration error. An analysis of the data determined that the Company’s revenues were overstated by approximately $3 million in 2012 and in 2011, $2 million in 2010, and $1 million in 2009. PGE believes the customer billing error is not material to any past annual or interim reporting period. The Company corrected this matter in the second quarter of 2013 as an out of period adjustment, and recorded, as a reduction to Revenues, net, a refund to the customer in the amount of $9 million.

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

NOTE 2: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable is net of an allowance for uncollectible accounts of $5 million as of June 30, 2013 and December 31, 2012.

The activity in the allowance for uncollectible accounts is as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Balance as of beginning of period	$5	$6
Provision, net	3	4
Amounts written off, less recoveries	(3)	(4)
Balance as of end of period	$5	$6

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Other Current Assets

Other current assets consist of the following (in millions):

	June 30, 2013	December 31, 2012
Prepaid expenses	$33	$37
Current deferred income tax asset	38	51
Assets from price risk management activities	3	4
Other	4	1
Other current assets	$78	$93

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	June 30, 2013	December 31, 2012
Electric utility plant	$6,913	$6,811
Construction work in progress	267	140
Total cost	7,180	6,951
Less: accumulated depreciation and amortization	(2,648)	(2,559)
Electric utility plant, net	$4,532	$4,392

As of December 31, 2012, Construction work in progress included $46 million related to the Cascade Crossing Transmission Project (Cascade Crossing), which was originally proposed as a 215-mile, 500 kV transmission project between Boardman, Oregon and Salem, Oregon. In January 2013, PGE entered into a non-binding memorandum of understanding (MOU) with Bonneville Power Administration (BPA) to pursue modifications to the original project. Based on subsequent analysis and an updated forecast of demand and future transmission capacity in the region, PGE has since determined that original projections of transmission capacity limitations contemplated in the Integrated Resource Plan (IRP) process were not likely to fully materialize. In addition, the parties are exploring alternatives that could provide PGE with needed transmission capacity at a lower cost to customers and with reduced environmental impact. As a result of these efforts, PGE and BPA have worked toward refining the scope of the project and executed a new, non-binding, MOU in May 2013. The MOU provides that the parties will explore a new option under which BPA could provide PGE with ownership of approximately 1,500 MW in transmission capacity phased in over the next few years. As a result of the changed conditions reflected in the MOU, PGE has suspended permitting and development of Cascade Crossing and charged $52 million of capitalized costs related to Cascade Crossing to expense in the second quarter of 2013. Additionally, in June 2013, the Company filed with the OPUC seeking deferral of these costs for future recovery in customer prices. Management is unable to predict at this time what amount, if any, of these costs will be recoverable through customer prices. If any portion of these costs becomes probable of recovery, PGE will record the related amount as a regulatory asset, with a corresponding reduction to expense.

PGE completed construction of a $10 million, 1.75 MW solar powered electric generating facility, which was sold to, and simultaneously leased-back from, a financial institution in January 2012. The Company operates the facility and receives 100% of the power generated by the facility. This transaction is reflected as an investing activity in the condensed consolidated statement of cash flows for the six months ended June 30, 2012.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $162 million and $151 million as of June 30, 2013 and December 31, 2012, respectively. Amortization expense related to intangible assets was $6 million for the three months ended June 30, 2013 and 2012, and $11 million for the six months ended June 30, 2013 and 2012.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	June 30, 2013			December 31, 2012
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$101		$77	$123		$71
Pension and other postretirement plans	—		308	—		321
Deferred income taxes	—		76	—		80
Deferred broker settlements	9		1	20		1
Debt reacquisition costs	—		19	—		22
Deferred capital projects	—		24	—		16
Other	4		14	1		13
Total regulatory assets	$114		$519	$144		$524
Regulatory liabilities:
Asset retirement removal costs	$—		$720	$—		$692
Asset retirement obligations	—		38	—		39
Power cost adjustment mechanism	3		—	6		—
Other	4		38	6		34
Total regulatory liabilities	$7	(1)	$796	$12	(1)	$765

(1) Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	June 30, 2013	December 31, 2012
Accrued employee compensation and benefits	$39	$46
Accrued interest payable	22	23
Accrued taxes payable	24	21
Accrued dividends payable	21	21
Regulatory liabilities—current	7	12
Other	62	56
Total accrued expenses and other current liabilities	$175	$179

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Credit Facilities

PGE has the following unsecured revolving credit facilities as of June 30, 2013:

•	A $400 million syndicated credit facility, which is scheduled to terminate in November 2017; and

•	A $300 million syndicated credit facility, which is scheduled to terminate in December 2016.

Pursuant to the individual terms of the agreements, both revolving credit facilities may be used for general corporate purposes and as backup for commercial paper borrowings, and also permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. Both revolving credit facilities require annual fees based on PGE’s unsecured credit ratings, and contain customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreements, to 65% of total capitalization. As of June 30, 2013, PGE was in compliance with this requirement with a 49.6% debt to total capital ratio. The Company also has a letter of credit facility under which it may obtain letters of credit in an aggregate amount not to exceed $21.5 million.

PGE has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the credit facilities.

Pursuant to an order issued by the Federal Energy Regulatory Commission (FERC), the Company is authorized to issue short-term debt up to $700 million through February 6, 2014. The authorization provides that if utility assets financed by unsecured debt are divested, then a proportionate share of the unsecured debt must also be divested.

PGE classifies borrowings under the revolving credit facilities and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets. As of June 30, 2013, PGE had no borrowings or commercial paper outstanding, $54 million of letters of credit issued, and aggregate unused credit available of $668 million under the credit facilities.

Long-term Debt

On April 1, 2013, the Company repaid the 4.45% Series of First Mortgage Bonds (FMBs) in the amount of $50 million, in accordance with the scheduled maturity.

In June 2013, PGE entered into a bond purchase agreement with certain institutional buyers (Buyers) under which the Company agreed to sell to the Buyers, in two tranches, an aggregate principal amount of $225 million of 4.47% Series FMBs, consisting of $150 million due 2044 and $75 million due 2043. Interest is due and payable semi-annually. PGE issued the first tranche of $150 million on June 27, 2013, with interest payable in June and December, and expects to issue the remaining tranche of $75 million on or before August 30, 2013.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Pension and Other Postretirement Benefits

Components of net periodic benefit cost are as follows (in millions):

	Three Months Ended June 30,
	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2013	2012	2013	2012	2013	2012
Service cost	$4	$3	$—	$—	$—	$—
Interest cost	8	8	1	1	1	—
Expected return on plan assets	(10)	(10)	(1)	—	—	—
Amortization of prior service cost	—	—	1	—	—	—
Amortization of net actuarial loss	6	4	—	—	—	—
Net periodic benefit cost	$8	$5	$1	$1	$1	$—

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2013	2012	2013	2012	2013	2012
Service cost	$8	$6	$1	$1	$—	$—
Interest cost	16	16	2	2	1	1
Expected return on plan assets	(20)	(20)	(1)	—	—	—
Amortization of prior service cost	—	—	1	—	—	—
Amortization of net actuarial loss	12	8	—	—	—	—
Net periodic benefit cost	$16	$10	$3	$3	$1	$1

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate fair value as of June 30, 2013 and December 31, 2012, and then classifies these financial assets and liabilities based on a fair value hierarchy. The fair value hierarchy, which contains three broad classification levels, is used to prioritize the inputs to the valuation techniques used to measure fair value. The levels and application to the Company are discussed below.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE recognizes any transfers between levels in the fair value hierarchy as of the end of the reporting period. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels, except those transfers out of Level 3 to Level 2 presented in this note, during the three and six month periods ended June 30, 2013 and 2012.

The Company’s financial assets and liabilities recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust: (1)
Money market funds	$—	$14	$—	$14
Debt securities:
Domestic government	7	8	—	15
Corporate credit	—	8	—	8
Non-qualified benefit plan trust: (2)
Equity securities—Domestic	3	3	—	6
Debt securities—Domestic government	2	—	—	2
Assets from price risk management activities: (1) (3)
Electricity	—	2	—	2
Natural gas	—	1	—	1
	$12	$36	$—	$48
Liabilities from price risk management activities: (1) (3)
Electricity	$—	$45	$42	$87
Natural gas	—	80	14	94
	$—	$125	$56	$181

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Excludes insurance policies of $24 million, which are recorded at cash surrender value.

(3)	For further information, see Note 4, Price Risk Management.

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
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities as of June 30, 2013 is presented below:

				Significant	Price per Unit
	Fair Value		Valuation	Unobservable			Weighted
Commodity Contracts	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Natural gas financial swaps	$—	$14	Discounted cash flow	Natural gas forward price (per Decatherm)	$3.38	$5.27	$4.12
Electricity financial swaps	—	14	Discounted cash flow	Electricity forward price (per MWh)	10.83	45.71	37.31
Electricity physical forward purchase	—	28	Discounted cash flow	Electricity forward price (per MWh)	9.88	49.37	35.00
	$—	$56

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance as of the beginning of the period	$45	$95	$16	$79
Net realized and unrealized losses (gains) (1)	11	(7)	15	11
Purchases	—	—	25	—
Issuances	—	—	—	(1)
Transfers out of Level 3 to Level 2	—	—	—	(1)
Balance as of the end of the period	$56	$88	$56	$88

(1)
Contains nominal amounts of realized losses, net. Both realized and unrealized losses (gains) are recorded in Purchased power and fuel expense in the condensed consolidated statements of operations of which the unrealized portion is fully offset by the effects of regulatory accounting until settlement of the underlying transactions.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the six month periods ended June 30, 2013 and 2012, there were no transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers in and transfers out of Level 3 at the end of the reporting period for all of its financial instruments. Transfers from Level 2 to Level 1 for the Company’s price risk management assets and liabilities do not occur as quoted prices are not available for identical instruments. As such, the Company’s assets and liabilities from price risk management activities mature and settle as Level 2 fair value measurements.

Long-term debt is recorded at amortized cost in PGE’s consolidated balance sheets. The fair value of long-term debt is classified as a Level 2 fair value measurement and is estimated based on the quoted market prices for similar issues or on the current rates offered to PGE for debt of similar remaining maturities. As of June 30, 2013, the estimated aggregate fair value of PGE’s long-term debt was $1,921 million, compared to its $1,736 million carrying amount. As of December 31, 2012, the estimated aggregate fair value of PGE’s long-term debt was $1,949 million, compared to its $1,636 million carrying amount.

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

PGE utilizes derivative instruments to manage its exposure to commodity price risk and foreign currency exchange rate risk in order to reduce volatility in net power costs for its retail customers. These derivative instruments may include forwards, futures, swaps, and option contracts for electricity, natural gas, oil, and foreign currency, which are recorded at fair value on the condensed consolidated balance sheets, with changes in fair value recorded in the condensed consolidated statements of operations. In accordance with the ratemaking and cost recovery process authorized by the Public Utility Commission of Oregon (OPUC), PGE recognizes a regulatory asset or liability to defer the gains and losses from derivative instruments until realized. This accounting treatment defers the fair value

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

gains and losses on derivative instruments until settlement of the associated derivative instrument. PGE may designate certain derivative instruments as cash flow hedges or may use derivative instruments as purely economic hedges. The Company does not engage in trading activities for non-retail purposes.

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	June 30, 2013		December 31, 2012
Current assets:
Commodity contracts:
Electricity	$2		$1
Natural gas	1		3
Total current derivative assets	3	(1)	4	(1)
Noncurrent assets:
Commodity contracts—Natural gas	—	(2)	2	(2)
Total derivative assets not designated as hedging instruments	$3		$6
Total derivative assets	$3		$6
Current liabilities:
Commodity contracts:
Electricity	$43		$44
Natural gas	60		83
Total current derivative liabilities	103		127
Noncurrent liabilities:
Commodity contracts:
Electricity	44		38
Natural gas	34		35
Total noncurrent derivative liabilities	78		73
Total derivative liabilities not designated as hedging instruments	$181		$200
Total derivative liabilities	$181		$200

(1)	Included in Other current assets on the condensed consolidated balance sheets.

(2)	Included in Other noncurrent assets on the condensed consolidated balance sheets.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle through 2016, were as follows (in millions):

	June 30, 2013		December 31, 2012
Commodity contracts:
Electricity	10	MWh	11	MWh
Natural gas	103	Decatherms	86	Decatherms
Oil	(1)	Gallons	—	Gallons
Foreign currency	$12	Canadian	$7	Canadian

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit, which are excluded from the offsetting table presented below.

Information related to Price risk management liabilities subject to master netting agreements is as follows (in millions):

	Gross	Gross	Net	Gross Amounts Not Offset in
	Amounts	Amounts	Amounts	Consolidated Balance Sheet
	Recognized	Offset	Presented	Derivatives	Cash Collateral(1)	Net Amount
As of June 30, 2013:
Liabilities:
Commodity contracts:
Electricity(2)	$15	$—	$15	$(15)	$—	$—
Natural gas(2)	4	—	4	(4)	—	—
	$19	$—	$19	$(19)	$—	$—

As of December 31, 2012:
Liabilities:
Commodity contracts:
Electricity(2)	$20	$—	$20	$(20)	$—	$—
Natural gas(2)	7	—	7	(7)	—	—
	$27	$—	$27	$(27)	$—	$—

(1)	As of June 30, 2013 and December 31, 2012, the Company had collateral posted of $3 million and $18 million, respectively, which consists entirely of letters of credit.

(2)	Included in Liabilities from price risk management activities—current and Liabilities from price risk management activities—noncurrent.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Purchased power and fuel in the condensed consolidated statements of operations and were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commodity contracts:
Electricity	$10	$(10)	$18	$43
Natural Gas	28	(11)	20	25

Net unrealized and certain net realized losses (gains) presented in the table above are offset within the consolidated statements of operations by the effects of regulatory accounting. Of the net losses (gains) recognized in Net income for the three months ended June 30, 2013 and 2012, net losses of $56 million and net gains of $37 million, respectively, have been offset, with net losses of $59 million and $44 million offset for the six months ended June 30, 2013 and 2012, respectively.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of June 30, 2013 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2013	2014	2015	2016	Total
Commodity contracts:
Electricity	$12	$43	$24	$6	$85
Natural gas	43	35	9	6	93
Net unrealized loss	$55	$78	$33	$12	$178

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2013 was $155 million, for which PGE has posted $25 million in collateral, consisting entirely of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered at June 30, 2013, the cash requirement to either post as collateral or settle the instruments immediately would have been $153 million. As of June 30, 2013, PGE has posted an additional $34 million in cash collateral which is classified as Margin deposits on the Company’s condensed consolidated balance sheet, for derivative instruments with no credit-risk related contingent features.

Counterparties representing 10% or more of Assets and Liabilities from price risk management activities as of June 30, 2013 or December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Assets from price risk management activities:
Counterparty A	16%	—%
Counterparty B	13	6
Counterparty C	10	—
Counterparty D	4	11
Counterparty E	4	21
Counterparty F	2	13
Counterparty G	1	10
	50%	61%
Liabilities from price risk management activities:
Counterparty H	16%	24%
Counterparty I	15	—
Counterparty A	10	14
Counterparty J	8	10
	49%	48%

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

See Note 3 for additional information concerning the determination of fair value for the Company’s Assets and Liabilities from price risk management activities.

NOTE 5: EARNINGS PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares consist of: (1) employee stock purchase plan shares; (2) unvested time-based and performance-based restricted stock units along with associated dividend equivalent rights; and (3) shares issuable pursuant to an equity forward sale agreement (EFSA). See Note 6, Equity, for additional information on the EFSA and its impact on earnings per share. Unvested performance-based restricted stock units and associated dividend equivalent rights are included in dilutive potential common shares only after the performance criteria has been met. For the three and six month periods ended June 30, 2013 and 2012, unvested performance-based restricted stock units and related dividend equivalent rights of 435,224 and 466,624, respectively, were excluded from the dilutive calculation because the performance goals had not been met.

Due to PGE’s net loss position for the three months ended June 30, 2013, shares of approximately 228,000 related to shares issuable pursuant to the EFSA and unvested restricted stock units shares were excluded from the diluted weighted average common shares outstanding as their effect would have been anti-dilutive.

Components of basic and diluted earnings (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator (in millions):
Net income (loss) attributable to Portland General Electric Company common shareholders	$(22)	$26	$27	$75
Denominator (in thousands):
Weighted-average common shares outstanding—basic	75,935	75,507	75,772	75,465
Dilutive effect of shares issuable pursuant to the EFSA, unvested restricted stock units, and employee stock purchase plan shares	—	10	121	14
Weighted-average common shares outstanding—diluted	75,935	75,517	75,893	75,479
Earnings (loss) per share—basic and diluted	$(0.29)	$0.34	$0.36	$0.99

Basic and diluted earnings (loss) per share amounts are calculated based on actual amounts rather than the rounded amounts presented in the table above and on the condensed consolidated statements of operations. Accordingly, calculations using the rounded amounts presented for net income and weighted average shares outstanding may yield results that vary from the earnings per share amounts presented in the table above.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 6: EQUITY

The activity in equity during the six month periods ended June 30, 2013 and 2012 is as follows (dollars in millions):

	Portland General Electric Company Shareholders’ Equity
	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests’ Equity

	Shares	Amount
Balances as of December 31, 2012	75,556,272	$841	$(6)	$893	$2
Issuance of common stock, net of issuance costs of $2	1,665,000	47	—	—	—
Issuance of shares pursuant to equity-based plans	141,186	—	—	—	—
Stock-based compensation	—	1	—	—	—
Dividends declared	—	—	—	(42)	—
Net income (loss)	—	—	—	27	(1)
Balances as of June 30, 2013	77,362,458	$889	$(6)	$878	$1

Balances as of December 31, 2011	75,362,956	$836	$(6)	$833	$3
Issuance of shares pursuant to equity-based plans	164,325	—	—	—	—
Stock-based compensation	—	1	—	—	—
Dividends declared	—	—	—	(41)	—
Net income	—	—	—	75	—
Balances as of June 30, 2012	75,527,281	$837	$(6)	$867	$3

On June 11, 2013, PGE entered into an EFSA in connection with a public offering of 11,100,000 shares of its common stock. The underwriters exercised their over-allotment option in full in connection with such public offering and on June 17, 2013, PGE issued an additional 1,665,000 shares of PGE common stock for $28.54 per share, net of the underwriters’ discount.

Pursuant to the terms of the EFSA, a forward counterparty borrowed 11,100,000 shares of PGE’s common stock from third parties in the open market and sold the shares to a group of underwriters for $29.50 per share, less an underwriting discount equal to $0.96 per share. The underwriters then sold the shares in a public offering. PGE will not receive any proceeds from the sale of common stock until the EFSA is settled, and at that time PGE will record the proceeds, if any, in equity.

Under the terms of the EFSA, PGE may elect to settle the equity forward transactions by means of: (1) physical; (2) cash; or (3) net share settlement, in whole or in part, at any time on or prior to June 11, 2015, except in specified circumstances or events that would require physical settlement. To the extent that the transactions are physically settled, PGE would be required to issue and deliver shares of PGE common stock to the forward counterparty at the then applicable forward sale price. The forward sale price was initially determined to be $29.50 per share at the time the EFSA was entered into, and the amount of cash to be received by PGE upon physical settlement of the EFSA is subject to certain adjustments in accordance with the terms of the EFSA.

The use of the EFSA substantially eliminates future equity market price risk by fixing the common stock offering sales price under the then existing market conditions, while mitigating immediate share dilution resulting from the offering by postponing the actual issuance of common stock until such funds are needed in accordance with the

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Company’s capital requirements. The EFSA had no initial fair value since it was entered into at the then market price of the common stock. PGE concluded that the EFSA was an equity instrument and that it does not qualify as a derivative because the EFSA was indexed to the Company’s stock. PGE anticipates settling the EFSA through physical settlement on or before June 11, 2015.

At June 30, 2013, the Company could have physically settled the EFSA by delivering 11,100,000 shares to the forward counterparty in exchange for cash of $314 million. In addition, at June 30, 2013, the Company could have elected to make a cash settlement by paying approximately $26 million, which amount includes $11 million of underwriting discount, or a net share settlement by delivering approximately 844,757 shares of common stock. To the extent that PGE makes a cash or net share settlement, the Company would receive no additional proceeds from the public offering.

Prior to settlement, the potentially issuable shares pursuant to the EFSA will be reflected in PGE’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PGE’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the EFSA less the number of shares that could be purchased by PGE in the market with the proceeds received from issuance (based on the average market price during that reporting period).

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

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

The OPUC then issued an order in 2008 (2008 Order) that required PGE to provide refunds, including interest from September 30, 2000, to customers who received service from the Company during the period from October 1, 2000 to September 30, 2001. The Company recorded a charge of $33.1 million in 2008 related to the refund and accrued additional interest expense on the liability until refunds to customers were completed in the first quarter of 2010. The URP and the plaintiffs in the class actions described below separately appealed the 2008 Order to the Oregon Court of Appeals. On February 6, 2013, the Oregon Court of Appeals issued an opinion that upheld the 2008 Order. On May 31, 2013, the Court of Appeals denied the appellants’ request for reconsideration of the decision. On July 25, 2013, the appellants filed petitions with the Oregon Supreme Court seeking review of the February 6, 2013 Oregon Court of Appeals decision.

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

As noted above, on February 6, 2013, the Oregon Court of Appeals issued an opinion that upheld the 2008 Order. Because the opinion remains subject to a possible appeal by the plaintiffs and the class actions described above remain pending, management believes that it is reasonably possible that the regulatory proceedings and class actions could result in a loss to the Company in excess of the amounts previously recorded and discussed above. Because these matters involve unsettled legal theories and have a broad range of potential outcomes, sufficient information is currently not available to determine PGE’s potential liability, if any, or to estimate a range of potential loss.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

On April 5, 2013, and subject to its December 2012 clarification in the interlocutory appeal, the FERC denied rehearing requests from refund proponents that had contested the FERC’s use of the Mobile-Sierra standard in the remand proceeding, its denial of a market-wide remedy, and the restraints in the Order on Remand that limited the types of evidence that could be introduced in the hearing. However, the FERC granted rehearing on the issue of the appropriate refund period, holding that parties could pursue refunds for transactions between January 1, 2000 and December 24, 2000 under Section 309 of the Federal Power Act by showing violations of a filed tariff or rate schedule or of a statutory requirement. Refund claimants have filed petitions for appeal of the Order on Remand and the Order on Rehearing with the Ninth Circuit.

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

DEQ Investigation of Downtown Reach

The Oregon Department of Environmental Quality (DEQ) has executed a memorandum of understanding with the EPA to administer and enforce clean-up activities for portions of the Willamette River that are upriver from the Portland Harbor Superfund site (the Downtown Reach). In January of 2010, the DEQ issued an order requiring PGE to perform an investigation of certain portions of the Downtown Reach. PGE completed this investigation in December 2011 and entered into a consent order with the DEQ in July 2012 to conduct a feasibility study of alternatives for remedial action for the portions of the Downtown Reach that were included within the scope of PGE’s investigation. It is expected that a draft feasibility study report, which would provide a range of potential cost estimates, will be available by the end of 2013 or early 2014.
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

In 2012, the EPA approved the RI and stated that it intended to recommend no action on the site, based on the conclusions of the risk assessment conducted under the CERCLA. Following a public notice and comment period, the EPA, on June 28, 2013, issued a final Record of Decision requiring no further action.

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

On March 6, 2013, the Sierra Club and MEIC sued the Colstrip co-owners, including PGE, for these and additional alleged violations of various environmental related regulations. The plaintiffs are seeking relief that includes an injunction preventing the co-owners from operating Colstrip except in accordance with the CAA, the Montana State Implementation Plan, and the plant’s federally enforceable air quality permits. In addition, plaintiffs are seeking civil penalties against the co-owners including $32,500 per day for each violation occurring through January 12, 2009, and $37,500 per day for each violation occurring thereafter. On May 3, 2013, the defendants filed a motion to dismiss 36 of the 39 claims in the suit. This matter is scheduled for trial in October 2014.

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

In September 2012, Earthjustice filed an affidavit pursuant to Montana’s Major Facility Siting Act (MFSA) that sought review of the AOC by Montana’s Board of Environmental Review (BER), on behalf of environmental groups Sierra Club, the MEIC, and the National Wildlife Federation. In September 2012, the operator of Colstrip filed an election with the BER to have this proceeding conducted in Montana state district court as contemplated by the MFSA. In October 2012, Earthjustice, on behalf of Sierra Club, the MEIC and the National Wildlife Federation, filed with the Montana state district court a petition for a writ of mandamus and a complaint for declaratory relief alleging that the AOC fails to require the necessary actions under the MFSA and the Montana Water Quality Act with respect to groundwater seepage from the wastewater facilities at Colstrip. On May 31, 2013, the district court judge granted the defendants’ motion to dismiss the petition for the writ of mandamus.

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

In September 2008, Lehman filed for protection under Chapter 11 of the U.S. Bankruptcy Code. PGE subsequently filed a claim for return of the Bonds from Lehman. In November 2009, the trustee appointed to liquidate the assets of Lehman (Trustee) allowed PGE’s claim as a net equity claim for securities and on June 14, 2013, PGE received the Bonds in full.

Oregon Tax Court Ruling

On September 17, 2012, the Oregon Tax Court issued a ruling contrary to an Oregon Department of Revenue interpretation and a current Oregon administrative rule, regarding the treatment of wholesale electricity sales. The underlying issue is whether electricity should be treated as tangible or intangible property for state income tax apportionment purposes. The Oregon Department of Revenue has appealed the ruling of the Oregon Tax Court to the Oregon Supreme Court. It is uncertain whether the ruling will be upheld.

If the ruling is upheld, PGE estimates that its income tax liability could increase by as much as $7 million due to an increase in the tax rate at which deferred tax liabilities would be recognized in future years. Due to the uncertainty concerning the resolution of this matter, PGE cannot predict the outcome. The Company may seek regulatory recovery of any incremental tax, although there can be no guarantee that such recovery would be granted.

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

A trial before the U.S. Court of Federal Claims commenced in the fourth quarter of 2011 and concluded in early 2012. On November 30, 2012, the U.S. Court of Federal Claims issued a judgment awarding certain damages to the Plaintiffs. The judgment did not state the precise amount of the damages award, but directed the parties to consult and propose a final amount for the Plaintiffs’ recovery that was based on certain adjustments specified in the court’s ruling. In July 2013, the parties reached a settlement wherein the Trojan co-owners will receive $70 million for the period through 2009, with PGE’s share being approximately $44 million. Proceeds are expected to be received by late August. The settlement agreement also provides for a process to submit claims for allowable costs for the period 2010 through 2013. Recovery of any costs for periods after 2013 will be covered in subsequent agreements. Any proceeds received related to this legal matter would flow to the benefit of customers to offset amounts previously collected from customers in relation to Trojan decommissioning activities.

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

NOTE 8: GUARANTEES

PGE enters into financial agreements and power and natural gas purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of June 30, 2013, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

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

Included in PGE’s condensed consolidated balance sheets are LLC net assets of $5 million as of June 30, 2013, consisting of Electric utility plant, net, and $6 million as of December 31, 2012, consisting of Cash and cash equivalents of $1 million and Electric utility plant, net of $5 million. These assets can only be used to settle the obligations of the consolidated VIEs.

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

Customers and Demand—The seasonally adjusted unemployment rate for June 2013 was 6.8% in the Portland, Oregon metropolitan area, down from 7.3% for June 2012. Retail energy deliveries for the first half of 2013 decreased 0.9% from the comparable period of 2012, over half of which can be attributed to 2013 having one less day in the period due to the leap year in 2012. The impact of warmer weather during the first half of 2013 compared to the first half of 2012 also reduced residential and commercial customer demand. The decline was partially offset by an increase of 5,100 in the average number of total retail customers served since the first half of 2012. Energy efficiency and conservation efforts by retail customers continue to influence total deliveries, although the financial impacts to the Company of such efforts are mitigated by the decoupling mechanism.

The following table indicates the average number of retail customers, and corresponding energy deliveries, by customer class, for the periods indicated and includes customers purchasing their energy from Electricity Service Suppliers (ESSs):

	Six Months Ended June 30,
	2013		2012		% Increase /(Decrease)in Energy Deliveries
	Average Number of Customers	Retail Energy Deliveries*	Average Number of Customers	Retail Energy Deliveries*
Residential	726,960	3,809	722,542	3,880	(1.8)%
Commercial	103,798	3,583	103,147	3,603	(0.6)
Industrial	268	2,088	261	2,084	0.2
Total	831,026	9,480	825,950	9,567	(0.9)

____________________

*	In thousands of MWh.

On a weather adjusted basis, total retail energy deliveries for the first half of 2013 were 0.6% lower than the first half of 2012. Removing the effect of the leap year, the weather adjusted deliveries are comparable to the prior period. Net of the effects of energy efficiency and conservation efforts, PGE expects retail energy deliveries for 2013 to be comparable to weather adjusted 2012 levels.

Power Operations—To meet the energy needs of its retail customers, the Company utilizes a combination of its own generating resources and wholesale market transactions. Based on numerous factors, including plant availability, customer demand, river flows, wind conditions, and current wholesale prices, PGE makes economic dispatch decisions continuously in an effort to obtain reasonably-priced power for its retail customers. In addition, PGE’s thermal generating plants require varying levels of annual maintenance, during which the respective plant is unavailable to provide power. As a result, the amount of power generated and purchased in the wholesale market to meet the Company’s retail load requirement can vary from period to period. During the first half of 2013 and 2012, availability of the plants PGE operates approximated 90% and 91%, respectively, with the availability of Colstrip Units 3 and 4, in which PGE has a 20% ownership interest but does not operate, approximating 84% and 89% for the same periods, respectively.

On July 1, 2013, the Colstrip Unit 4 coal-fired generating plant tripped off-line as a result of damage that occurred in the unit’s generator. PGE has a 20% ownership interest in Colstrip Unit 4, which is operated by PPL Montana, LLC. The Company’s share of the net capacity of the plant is 148 MW. The cost to repair Unit 4 is estimated to be between $30 million to $40 million and the repairs are expected to take at least six months to complete. Property damage insurance for Colstrip Unit 4 is subject to a $2.5 million deductible and PPL Montana has notified the insurance carrier of the potential of a claim.

Also on July 1, 2013, the Boardman coal-fired generating plant tripped off-line as a result of a thermal water hammer event causing structural damage to the cold reheat piping line that runs between the turbine and the boiler. The Company has a 65% ownership interest in Boardman, which is operated by PGE. The Company’s share of the net capacity of the plant is 374 MW. The plant came back on-line July 31, 2013, with repair costs approximating $10 million. Property damage insurance for the Boardman repair costs is subject to a $2.5 million deductible and PGE has notified the insurance carrier of the potential of a claim.

As a result of the unplanned outages at Boardman and Colstrip Unit 4, the Company will also incur incremental power costs to replace its share of the output of these plants through PGE’s other energy supply resources, beginning from July 1, 2013 through the time the plants are back online. PGE currently estimates replacement power costs to be in the range of $10 million to $12 million, which will be included in actual NVPC in the Company’s PCAM calculation for 2013.

During the first half of 2013, the Company’s generating plants provided approximately 53% of its retail load requirement, compared with 44% in the first half of 2012. The increase in the proportion of power generated to meet the Company’s retail load requirement was largely the result of the difference in the economic dispatch decisions made throughout the respective periods.

Energy received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects decreased 12% in the first half of 2013 compared with the first half of 2012. These resources provided approximately 20% of the Company’s retail load requirement for the first half of 2013, compared with 22% for the first half of 2012. Through June, energy received from these sources exceeded projections included in the Company’s Annual Power Cost Update Tariff (AUT) by approximately 1% during 2013, compared with 11% during the first half of 2012. Such projections, which are finalized with the OPUC in November each year, establish the power cost component of retail prices for the following calendar year and are based, in part, on average regional hydro conditions. Any excess in hydro generation from that projected in the AUT generally displaces power from higher cost sources, while any shortfall is generally replaced with power from higher cost sources. Based on recent forecasts of regional hydro conditions for 2013, energy from hydro resources is expected to approximate projections included in the AUT for 2013.

Energy expected to be received from PGE-owned wind generating resources (Biglow Canyon) is projected annually in the AUT and is based on wind studies completed in connection with the permitting of the wind farm. Any excess in wind generation from that projected in the AUT generally displaces power from higher cost sources, while any shortfall is generally replaced with power from higher cost sources. Energy received from Biglow Canyon fell short of that projected in PGE’s AUT by 9% and 11% in the six months ended June 30, 2013 and 2012, respectively, and provided approximately 7% of the Company’s retail load requirement for both periods.

Pursuant to the Company’s power cost adjustment mechanism (PCAM), customer prices can be adjusted to reflect a portion of the difference between each year’s forecasted net variable power costs (NVPC) included in customer prices (baseline NVPC) and actual NVPC for the year. NVPC, consists of the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts, all which are classified as Purchased power and fuel in the Company’s condensed consolidated statements of operations, and is net of wholesale sales, which are classified as Revenues, net in the condensed consolidated statements of operations, and is subject to certain adjustments. To the extent actual NVPC is above or below the deadband, the PCAM provides for 90% of the variance to be collected from or refunded to customers, respectively, subject to a regulated earnings test. Pursuant to the regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for that year being no less than 1% above the Company’s latest authorized ROE of 10%, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues in the Company’s statements of operations, while any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense. The deadband range is from $15 million below to $30 million above baseline NVPC.

For the first half of 2013, actual NVPC was approximately $14 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2013 is currently estimated to be above the baseline NVPC, but within the deadband range; accordingly, no estimated collection from or refund to customers is expected for 2013. As discussed previously, replacement power costs related to the unplanned outages of Boardman and Colstrip Unit 4 will be included in the Company’s PCAM calculation for 2013.

For the first half of 2012, actual NVPC was approximately $10 million below baseline NVPC. For 2012, actual NVPC was $17 million below baseline NVPC, and $2 million below the lower deadband threshold, resulting in a potential refund due to customers. However, based on results of the regulated earnings test, no estimated refund to customers was recorded for 2012.

Transmission Capacity—In May 2013, PGE and Bonneville Power Administration (BPA) executed a non-binding memorandum of understanding (MOU), under which the parties will explore a transmission capacity option whereby BPA could provide PGE with ownership of approximately 1,500 MW in transmission capacity in exchange for certain PGE assets, investments and/or PGE transfer capabilities to BPA. In a subsequent phase, PGE could also obtain ownership of up to an additional 1,100 MW of transmission capacity through system upgrades and/or expansion that is not expected to be needed before 2020. Timing and costs of these transmission capacity resources may be clarified through future discussions with BPA. The Company and BPA are working cooperatively to pursue single utility transmission planning that is consistent with FERC’s objectives regarding regional planning and the parties’ collective desire to minimize social and environmental impacts while facilitating PGE’s need for additional transmission capacity to serve its customers in an efficient manner. The parties will continue discussions and negotiations to reach a definitive agreement concerning the options described in the MOU, however, there is no assurance that the MOU will result in a definitive agreement.

As a result of the changed conditions reflected in the MOU, PGE has suspended permitting and development of the Cascade Crossing transmission project (Cascade Crossing) and charged $52 million of capitalized costs related to Cascade Crossing to expense in the second quarter of 2013. Cascade Crossing was included in PGE’s 2009 IRP, which the OPUC acknowledged in November 2010, and was originally proposed as a 215-mile, 500 kV transmission line to help meet future electricity demand. The Company filed an application for deferred accounting with the OPUC on June 3, 2013 seeking deferral of these costs for future recovery in customer prices. Management is unable to predict at this time what amount of these costs, if any, will ultimately be recoverable through customer prices. At such time that any portion of these costs become probable of recovery, the Company will record the related amount as a regulatory asset, with a corresponding reduction to expense.

General Rate Case—In February 2013, PGE filed with the OPUC a general rate case based on a 2014 test year (2014 GRC). PGE’s initial filing proposed a $105 million increase in annual revenues, representing an approximate 6% overall increase in customer prices. The initial filing also included a proposed capital structure of 50% debt and 50% equity, a return on equity of 10%, a cost of capital of 7.86%, and an average rate base of approximately $3.1 billion.

PGE, OPUC Staff, and certain customer groups have reached agreements that resolve the majority of all revenue requirement matters in the case, subject to OPUC approval. The stipulated items, along with recently filed updates of power costs and forecasted load, resulted in a revised increase of $79 million in annual revenue requirement, as illustrated in the table below. The revised annual revenue requirement increase differs from the $60 million increase previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2013, due to updates of power costs, filed with the OPUC on July 16, 2013, and forecasted load, filed on July 18, 2013. The forecasted load was reduced 1.8%, which decreased PGE's expected 2014 revenues at current prices, requiring an additional $24 million to collect the updated 2014 revenue requirement. The revised revenue requirement increase represents an approximate 5% overall increase in customer prices.

General Rate Case*
Annual revenue requirement change
($ in millions)
Increase to annual revenues—Initial filing	$105
Reduction resulting from non-power cost stipulation	(42)
Increase resulting from update to load forecast (revenue)	24
Reduction resulting from power costs stipulation and updated power costs	(8)
Increase to annual revenues—As revised	$79

*
Forecasted 2014 Net Variable Power Costs, the load forecast, and PGE’s cost of long-term debt will be updated at various dates through November 15, 2013. These updates, as well as resolution of pension cost recovery, may change the amounts presented above.

The stipulated items, as filed with the OPUC in July 2013, reflect the following:

•	A capital structure of 50% debt and 50% equity;

•	A return on equity of 9.75%;

•	A cost of capital to be determined based on updates for actual 2013 debt issuances;

•	An average rate base of $3.1 billion;

•	Updates to incorporate revised information regarding expected 2014 costs;

•
Allowance for PGE to collect approximately $16.5 million of certain 2014 information technology and customer service costs during a five year amortization period beginning in 2014, with rate base treatment of the uncollected balances;

•	Implementation of a historical rolling average for forecasted wind generation;

•	Extension of PGE’s decoupling mechanism for three years through 2016; and

•	Updates to incorporate revised terms and conditions for the Company’s direct access program and streetlight pricing.

Regulatory review of the 2014 GRC will continue throughout 2013, with a final order expected to be issued by the OPUC in mid-December 2013. New customer prices are expected to become effective January 1, 2014.

Capital Requirements and Financing—In accordance with PGE’s Integrated Resource Plan (IRP) and pursuant to the OPUC’s competitive bidding guidelines, the Company issued two request for proposals (RFPs) during 2012 for additional generation resources—one for capacity and energy (baseload) resources, and one for renewable resources. During the first half of 2013, PGE substantially completed the resource selections pursuant to the RFPs as follows:

Capacity and Energy (Baseload) Resources—In January 2013, PGE’s proposed Port Westward Unit 2 (PW2) flexible 220 MW generating resource was selected as the successful bid for the capacity resource. PW2, for which construction began during the second quarter of 2013, is expected to be in service in the first quarter of 2015 at an estimated cost of $300 million, excluding the Allowance for funds used during construction (AFDC). As of June 30, 2013, $60 million is included in Construction work in progress (CWIP) for PW2.

In June 2013, a proposed 440 MW natural gas-fired power plant in eastern Oregon, located adjacent to the Company’s Boardman plant, was selected as the successful bid for the energy (baseload) resource. The new facility, to be known as the Carty Generating Station (Carty), will be constructed by a third party and owned and operated by PGE. Carty is expected to be in service in 2016 at an estimated cost of $450 million, excluding AFDC. As of June 30, 2013, $61 million is included in CWIP for Carty.

PGE has also entered into two power purchase agreements for up to 100 MW of winter and summer seasonal peaking capacity, which completes the resource selections pursuant to the capacity and energy resources RFP.

Renewable Resources—In June 2013, a new wind farm currently under development in southeastern Washington was selected as the successful bid for the renewable resource. The closing of the asset purchase agreement, under which the Company acquired the development rights to the project occurred August 1, 2013. The new wind farm, to be known as Tucannon River Wind Farm (Tucannon River), which was previously referred to as Lower Snake River Phase 2, will be constructed by a third party and owned and operated by PGE. Tucannon River, with a nameplate capacity of 267 MW, consisting of 116 turbines each with a generating capacity of 2.3 MWs, is expected to be in service in the first half of 2015 at an estimated cost of $500 million, excluding AFDC.

PGE’s capital requirements are expected to approximate $727 million in 2013, which includes $389 million for the resources selected pursuant to the RFPs discussed above.

PGE expects to fund estimated capital requirements and contractual maturities of $100 million of long-term debt in 2013 with cash from operations, which is expected to range between $475 million and $485 million, and issuances of common stock and First Mortgage Bonds (FMBs).

During the second quarter, PGE entered into an equity forward sale agreement (EFSA), under which the Company may issue shares of common stock at an initial forward sale price of $29.50 per share. In June, PGE issued 1,665,000 shares of common stock at $28.54 per share, which is net of an underwriters’ discount, for net proceeds of $47 million. Pursuant to the EFSA, the Company may issue up to an additional 11,100,000 shares of common stock through June 11, 2015. For further information on the EFSA, see Note 6, Equity, in the Notes to Condensed Consolidated Financial Statements.

In June 2013, PGE also entered into a bond purchase agreement, under which the Company agreed to issue, in two tranches, $225 million of 4.47% Series of FMBs. The Company issued $150 million of the FMBs in June and expects to issue the remaining $75 million on or before August 30, 2013.

By the end of 2013, the Company anticipates additional aggregate issuances of equity, pursuant to the EFSA, and debt to range from $175 million to $225 million. Beyond 2013, the timing and amount of any issuances of equity and debt securities is dependent upon the timing and amount of capital expenditures and contractual maturities of long-term debt. For further information, see the Capital Requirements section of Liquidity and Capital Resources in this Item 2.

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

The following discussion highlights certain regulatory items that have impacted the Company’s revenues, results of operations, or cash flows for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 or have affected retail customer prices, as authorized by the OPUC. In some cases, the Company has deferred the related expenses or benefits as regulatory assets or liabilities, respectively, for later amortization and inclusion in customer prices, pending OPUC review and authorization.

•
Power Costs—Pursuant to the AUT process, PGE files annually an estimate of power costs for the following year. The OPUC issued an order on the 2013 AUT resulting in an estimated 2% decrease in customer prices as a result of expected lower power costs. The new prices became effective January 1, 2013 and are expected to result in a decrease of approximately $36 million in annual revenues when compared to revenues resulting from prices in effect for 2012. As part of its 2014 General Rate Case, PGE included projected power costs in its initial request for a $105 million increase in revenues. The power cost portion of the request was moved to a separate docket at the OPUC and has been agreed to by intervenors and the OPUC staff, subject to updates through November 15, 2013.

In June 2013, the Company’s results of the PCAM for 2012, which anticipates no refund to customers, based on a regulated earnings test, were submitted to the OPUC for final regulatory review and determination of any customer refund or collection. In 2012, the Company submitted to the OPUC the results of its PCAM for 2011 based on a regulated earnings test, which resulted in a refund to customers of $6 million. The OPUC issued an order approving the refund, with the impact to customer prices effective January 1, 2013. For further information, see “Power Operations,” within the Operating Activities section of this Overview, above.

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

PGE did not submit a RAC filing to the OPUC in 2013 as it is not anticipated that the Company will place renewable resources into service during 2013. The Company plans to utilize the RAC to recover costs associated with its latest announced renewable resource, Tucannon River.

•
Decoupling—The decoupling mechanism, which currently expires at the end of 2013, is intended to provide for recovery of margin lost as a result of any reduction in electricity sales attributable to energy efficiency and conservation efforts by residential and certain commercial customers. The Company requested in its 2014 GRC filing that the OPUC extend authorization of the mechanism to continue on a permanent basis. Agreements reached in the rate case, subject to OPUC approval, provide for continuation of the mechanism through 2016. The mechanism provides for collection from (or refund to) customers if weather adjusted use per customer is less (or more) than the levels projected in the Company’s most recent approved general rate case.

For the six months ended June 30, 2013, the Company has recorded an estimated collection of $4 million. Any resulting collection from, or refund to, customers for the 2013 year would begin June 1, 2014.

OPUC review of the annual filing for 2012 resulted in a collection of approximately $1 million, which is expected to occur over a one year period that began June 1, 2013.

During 2011, PGE recorded an estimated refund of $2 million that was provided to customers over a one year period that ended May 31, 2013, as weather adjusted use per customer was greater than projected levels.

•
Capital deferral—In the 2011 General Rate Case, the OPUC authorized the Company to defer the costs associated with four capital projects that were not completed at the time the 2011 General Rate Case was approved. A regulatory asset of $15 million was recorded in 2012, for potential recovery in customer prices, subject to an earnings test, with an offsetting credit to Depreciation and amortization expense. The Company submitted a filing to the OPUC in July 2013 requesting recovery of the deferral, with a resulting tariff effective January 1, 2014. In the first half of 2013, the Company deferred an additional $9 million of costs associated with these projects.

Integrated Resource Plan—PGE’s IRP outlines how the Company will meet future customer demand and describes PGE’s future energy supply strategy, reflecting new technologies, market conditions, and regulatory requirements. The Company’s most recent IRP was acknowledged by the OPUC in November 2010. PGE is required to file its next IRP by November 29, 2013 which will include projected future energy requirements and an action plan to meet such requirements, including long-term expectations for resource needs and portfolio performance.

Critical Accounting Policies

PGE’s critical accounting policies are outlined in Item 7 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, filed with the SEC on February 22, 2013.

Results of Operations

The following table contains condensed consolidated statements of operations information for the periods presented (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Revenues, net	$403	100%	$413	100%	$876	100%	$892	100%
Purchased power and fuel	156	39	156	38	348	40	351	39
Gross margin	247	61	257	62	528	60	541	61
Other operating expenses:
Production and distribution	64	16	51	12	115	13	104	12
Cascade Crossing transmission project	52	13	—	—	52	6	—	—
Administrative and other	55	14	56	14	109	12	110	12
Depreciation and amortization	62	15	63	15	124	14	125	14
Taxes other than income taxes	25	6	26	6	52	6	53	6
Total other operating expenses	258	64	196	47	452	51	392	44
Income (loss) from operations	(11)	(3)	61	15	76	9	149	17
Other income (expense):
Allowance for equity funds used during construction	2	1	2	—	4	1	3	—
Miscellaneous income (expense), net	1	—	(1)	—	2	—	2	—
Other income, net	3	1	1	—	6	1	5	—
Interest expense	25	6	27	7	50	6	55	6
Income (loss) before income tax expense (benefit)	(33)	(8)	35	8	32	4	99	11
Income tax expense (benefit)	(11)	(3)	9	2	6	1	24	3
Net income (loss)	(22)	(5)	26	6	26	3	75	8
Less: net loss attributable to noncontrolling interests	—	—	—	—	(1)	—	—	—
Net income (loss) attributable to Portland General Electric Company	$(22)	(5)%	$26	6%	$27	3%	$75	8%

Net loss attributable to Portland General Electric Company was $22 million, or $0.29 per diluted share, for the second quarter of 2013, compared with net income of $26 million, or $0.34 per diluted share, for the second quarter of 2012. During the second quarter of 2013, the Company charged to expense $52 million of capitalized costs related to Cascade Crossing and recorded a refund of $9 million to an industrial customer for cumulative over-billings over a period of several years. These two items are the primary drivers for the reduction in the Company’s effective tax rate for 2013, which has a favorable impact to net income when compared to 2012. In addition, the second quarter of 2013 had higher operating and maintenance costs related to the Company’s generating plants and distribution system that were partially offset by lower interest expense.

Net income attributable to Portland General Electric Company for the six months ended June 30, 2013 was $27 million, or $0.36 per diluted share, compared with $75 million, or $0.99 per diluted share, for the six months ended June 30, 2012. The decrease in Net income is largely due to the charge to expense of $52 million of capitalized costs related to Cascade Crossing and the industrial customer refund of $9 million related to cumulative over-billings over a period of several years. These two items are the primary drivers for the reduction in the Company’s effective tax rate for 2013, which has a favorable impact to net income when compared to 2012. The first half of 2013 also includes higher operating and maintenance costs related to the Company’s generating plants and distribution system that were partially offset by lower interest expense. The impact from a decrease in retail energy deliveries for the first half of 2013 compared with the first half of 2012 was largely offset by favorable net variable power costs and decreased interest expense.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Revenues, energy deliveries (presented in MWh), and the average number of retail customers were as follows for the periods presented:

	Three Months Ended June 30,
	2013		2012
Revenues (1) (dollars in millions):
Retail:
Residential	179	45%	187	45%
Commercial	150	37	152	37
Industrial	54	13	56	14
Subtotal	383	95	395	96
Other retail revenues, net	(10)	(2)	(1)	—
Total retail revenues	373	93	394	96
Wholesale revenues	21	5	9	2
Other operating revenues	9	2	10	2
Total revenues	$403	100%	$413	100%
Energy deliveries (2) (MWh in thousands):
Retail:
Residential	1,580	30%	1,621	31%
Commercial	1,796	35	1,764	34
Industrial	1,064	20	1,078	21
Total retail energy deliveries	4,440	85	4,463	86
Wholesale energy deliveries	771	15	702	14
Total energy deliveries	5,211	100%	5,165	100%
Average number of retail customers:
Residential	727,470	87%	722,886	87%
Commercial	104,831	13	103,623	13
Industrial	263	—	253	—
Total	832,564	100%	826,762	100%

(1)
Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes both energy sold to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy from ESSs.

Total revenues decreased $10 million, or 2%, for the second quarter of 2013 compared with the second quarter of 2012 primarily as a result of the items described below.

Retail revenues are generated by the sale and delivery of energy to retail customers as well as from the delivery of energy that certain commercial and industrial customers purchase directly from ESSs. Retail revenues also include certain deferred revenues, primarily related to the PCAM and decoupling mechanisms. Retail revenues decreased $21 million, or 5%, in the second quarter of 2013 compared with the second quarter of 2012, resulting primarily from the combination of the following items:

•
A $10 million decrease resulting from lower average prices due primarily to the reduction in power costs as forecasted in the Company’s 2013 AUT and a slightly larger portion of energy deliveries going to customers who purchase their energy from ESSs;

•
The customer refund of $9 million reflected in Other retail revenues, net in the table above related to cumulative over-billings during a period of several years as a result of a meter configuration error. Management believes the customer billing error is not material to any past reporting period. The Company corrected this matter in the second quarter of 2013 through an out of period adjustment as a reduction to Revenues, net; and

•
A $2 million decrease related to a 1% decrease in the volume of energy delivered primarily due to warmer temperatures during the second quarter heating season. Residential energy deliveries were down 3% and industrial deliveries were off 1%, while commercial energy deliveries showed a 2% increase.

Total heating degree-days in the second quarter of 2013 were 16% below those of the comparable period of 2012. The following table indicates the number of heating degree-days for the periods presented, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days		Cooling Degree-days
	2013	2012	2013	2012
April	372	356	—	5
May	172	222	15	11
June	49	131	67	24
Second quarter	593	709	82	40
15-year average for the year-to-date	721	714	68	68

Wholesale revenues result from sales of electricity to utilities and power marketers in conjunction with the Company’s efforts to secure reasonably priced power for its retail customers, manage risk, and administer its current long-term wholesale contracts. Such sales can vary significantly from period to period as a result of economic conditions, power and fuel prices, hydro and wind availability, and customer demand. The $12 million, or 133%, increase in Wholesale revenues for the second quarter of 2013 compared to the second quarter of 2012, consisted of $11 million related to a 101% increase in average wholesale prices, driven by higher natural gas prices and less favorable hydro conditions, and $1 million related to a 10% increase in sales volume.

Purchased power and fuel expense for the second quarter of 2013 was comparable to the second quarter of 2012. Total system load was comparable, as well as the average variable power cost at $30.84 per MWh in the second quarter of 2013 and $30.66 per MWh in the second quarter of 2012. An increase in lower-cost thermal generation was offset by a decrease in the volume of purchased power, as well as a decrease in energy received from hydro resources.

The sources of energy for PGE’s total system load, as well as its retail load requirement, are as follows for the periods presented:

	Three Months Ended June 30,
	2013		2012
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	794	16%	208	4%
Natural gas	228	4%	7	—%
Total thermal	1,022	20%	215	4%
Hydro	436	9%	547	11%
Wind	384	7%	377	7%
Total generation	1,842	36%	1,139	22%
Purchased power:
Term	2,571	51%	2,931	58%
Hydro	508	10%	522	10%
Wind	111	2%	103	2%
Spot	19	1%	398	8%
Total purchased power	3,209	64%	3,954	78%
Total system load	5,051	100%	5,093	100%
Less: wholesale sales	(771)		(702)
Retail load requirement	4,280		4,391

Energy from PGE-owned wind generating resources (Biglow Canyon) was comparable in the second quarter of 2013 to the second quarter of 2012, and represented 9% of the Company’s retail load requirement for both periods. Energy received from Biglow Canyon fell short of that projected in PGE’s AUT by 8% and 10% in the second quarters of 2013 and 2012, respectively.

Energy received from hydro resources during the second quarter of 2013, from both PGE-owned generating plants and purchased from mid-Columbia projects, decreased 12% compared with the second quarter of 2012 primarily due to less favorable hydro conditions in 2013. These resources provided approximately 22% of the Company’s retail load requirement during the second quarter of 2013, compared with 24% during the second quarter of 2012. During the second quarter, total hydro generation exceeded projected levels included in the AUT for 2013 by 5%, compared with the second quarter of 2012 which exceeded such projected levels included in the AUT for 2012 by 16%.

The following table indicates the forecast of the April-to-September 2013 (issued July 30, 2013) compared to the actual 2012 runoff at particular points of major rivers relevant to PGE’s hydro resources (as a percentage of normal, as measured over the 30-year period from 1971 through 2000):

	Runoff as a Percent of Normal *
Location	2013 Forecast	2012 Actual
Columbia River at The Dalles, Oregon	99%	126%
Mid-Columbia River at Grand Coulee, Washington	107	129
Clackamas River at Estacada, Oregon	95	133
Deschutes River at Moody, Oregon	96	118

*  Volumetric water supply for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC decreased approximately $11 million for the second quarter of 2013 compared with the second quarter of 2012, primarily due to a 101% increase in average wholesale sales prices. For the second quarter of 2013, actual NVPC was $13 million below baseline NVPC, compared with $5 million below baseline NVPC for the second quarter of 2012.

Production and distribution expense increased $13 million, or 25%, in the second quarter of 2013 compared with the second quarter of 2012. The increase is primarily due to higher operating and maintenance costs related to the generating plants and distribution system were $7 million higher, while a $4 million increase was attributed to planned overhaul and repair costs at Colstrip and Coyote Springs.

Cascade Crossing transmission project reflects the charge to expense of $52 million in the second quarter of 2013 of capitalized costs previously recorded as CWIP. For further information, see “Electric Utility Plant, Net” in Note 2, Balance Sheet Components in the Notes to Condensed Consolidated Financial Statements.

Administrative and other expense in the second quarter of 2013 decreased $1 million, or 2%, compared to the second quarter of 2012, as the Company reduced its expense related to the reserve for uncollectible accounts by $1 million. A $2 million increase in employee pension expense resulting from a lower discount rate was largely offset by a decrease in legal and consulting expenses.

Other income, net increased $2 million in the second quarter of 2013 compared with the second quarter of 2012, primarily due to higher earnings on non-qualified benefit plan trust assets.

Interest expense decreased $2 million, or 7%, in the second quarter of 2013 compared to the second quarter of 2012, primarily due to the redemption of $100 million of FMBs in October 2012 and $50 million in April 2013.

Income tax benefit was $11 million in the second quarter of 2013 compared with expense of $9 million in the second quarter of 2012. The change is primarily due to the decrease in the annual estimated pre-tax income for 2013 compared to 2012, which was driven by the charge to expense related to Cascade Crossing and an industrial customer refund recorded in 2013.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Revenues, energy deliveries (presented in MWh), and the average number of retail customers were as follows for the periods presented:

	Six Months Ended June 30,
	2013		2012
Revenues (1) (dollars in millions):
Retail:
Residential	$425	49%	$443	49%
Commercial	299	34	308	35
Industrial	105	12	109	12
Subtotal	829	95	860	96
Other retail revenues, net	(6)	(1)	(4)	—
Total retail revenues	823	94	856	96
Wholesale revenues	37	4	19	2
Other operating revenues	16	2	17	2
Total revenues	$876	100%	$892	100%
Energy deliveries (2) (MWh in thousands):
Retail:
Residential	3,809	35%	3,880	36%
Commercial	3,583	33	3,603	34
Industrial	2,088	20	2,084	20
Total retail energy deliveries	9,480	88	9,567	90
Wholesale energy deliveries	1,311	12	1,090	10
Total energy deliveries	10,791	100%	10,657	100%
Average number of retail customers:
Residential	726,960	87%	722,542	88%
Commercial	103,798	13	103,147	12
Industrial	268	—	261	—
Total	831,026	100%	825,950	100%

(1)
Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes both energy sold to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy from ESSs.

Total revenues decreased $16 million, or 2%, for the first half of 2013 compared with the first half of 2012 primarily as a result of the items described below.

Retail revenues decreased $33 million, or 4%, in the first half of 2013 compared with the first half of 2012, resulting primarily from the combination and net effect of the following items:

•
A $22 million decrease resulting from lower average prices due primarily to the reduction in power costs as forecasted in the Company’s 2013 AUT and a slightly larger portion of energy deliveries going to customers who purchase their energy from ESSs;

•	The industrial customer refund of $9 million related to cumulative over-billings over a period of several years, reflected in Other retail revenues, net in the table above; and

•
An $8 million decrease related to lower volumes of energy delivered driven in part by warmer temperatures during the heating season in the first half of 2013 compared with the first half of 2012 and by the extra day in 2012 due to the leap year. After removing the impact of the leap year, residential energy deliveries were down 1% period over period, commercial deliveries were comparable, and industrial deliveries increased 1% on strength in the high tech sector; partially offset by

•
A $5 million increase related to the decoupling mechanism, with a $4 million potential collection recorded in the first half of 2013 compared with a $1 million potential refund recorded in the first half of 2012; and

•
A $3 million increase related to the Company’s PCAM, as a potential refund to customers was recorded in the first half of 2012 related to the 2011 PCAM, with no estimated refund to customers recorded in the first half of 2013.

Total heating degree-days in the first half of 2013 were 7% below those of the first half of 2012 and 3% below historical averages. Cooling degree-days, were more than double those in the first half of 2012, and above average. The following table indicates the number of heating and cooling degree-days for the periods presented, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days		Cooling Degree-days
	2013	2012	2013	2012
First quarter	1,902	1,967	—	—
Second quarter	593	709	82	40
Year-to-date	2,495	2,676	82	40
15-year average for the year-to-date	2,571	2,562	68	68

Wholesale revenues for the first half of 2013 increased $18 million, or 95%, from the first half of 2012, with $13 million related to a 55% increase in average wholesale price and $4 million related to a 20% increase in sales volume.

Purchased power and fuel expense was $348 million for the first half of 2013 compared with $351 million for the first half of 2012. The $3 million, or 1%, decrease is largely related to a 1% decrease in the average variable power cost, which decreased to $32.90 per MWh in the first half of 2013 compared with $33.17 per MWh in the first half of 2012. Such decrease resulted primarily from an increase in lower-cost coal-fired generation, which was partially offset by an increase in the average cost of purchased power and a decrease in energy received from hydro resources. Total system load for the first half of 2013 was comparable to the first half of 2012.

The sources of energy for PGE’s total system load, as well as its retail load requirement, are as follows for the periods presented:

	Six Months Ended June 30,
	2013		2012
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	2,155	20%	1,285	12%
Natural gas	1,204	11	1,137	11
Total thermal	3,359	31	2,422	23
Hydro	917	9	1,130	10
Wind	629	6	623	6
Total generation	4,905	46	4,175	39
Purchased power:
Term	3,881	37	4,147	39
Hydro	901	8	936	9
Wind	177	2	177	2
Spot	703	7	1,181	11
Total purchased power	5,662	54	6,441	61
Total system load	10,567	100%	10,616	100%
Less: wholesale sales	(1,311)		(1,090)
Retail load requirement	9,256		9,526

Energy from PGE-owned wind generating resources (Biglow Canyon) was comparable in the first half of 2013 to the first half of 2012, and represented 7% of the Company’s retail load requirement for both periods. Energy received from Biglow Canyon fell short of that projected in PGE’s AUT by 9% and 11% in the first half of 2013 and 2012, respectively.

Energy received from hydro resources during the first half of 2013, from both PGE-owned generating plants and purchased from mid-Columbia projects, decreased 12% compared with the first half of 2012 primarily due to less favorable hydro conditions in 2013. These resources provided approximately 20% of the Company’s retail load requirement during the first half of 2013, compared with 22% during the first half of 2012. Through June, total hydro generation exceeded projected levels included in the AUT for 2013 by 1%, compared with the first half of 2012, which exceeded such projected levels included in the AUT for 2012 by 11%.

Actual NVPC decreased approximately $21 million for the first half of 2013 compared with the first half of 2012, due to a 55% increase in average wholesale sales price and a 20% increase in wholesale sales volume, combined with a 1% decrease in the average variable power cost. For the first half of 2013, actual NVPC was $14 million below baseline NVPC, compared with $10 million below baseline NVPC for the first half of 2012.

Production and distribution expense increased $11 million, or 11%, in the first half of 2013 compared with the first half of 2012. The increase is primarily due to $5 million related to planned overhaul and repair costs at Colstrip and Coyote Springs, $4 million of expense associated with the Company’s benchmark proposals that were not selected in the RFP process for new generation, and $2 million for the warranty extension for Biglow Canyon Phase III.

Cascade Crossing transmission project reflects $52 million in the first half of 2013 as a result of the charge to expense for costs previously recorded as CWIP.

Administrative and other expense in the first half of 2013 decreased $1 million, or 1%, compared to the first half of 2012, as a result of lower labor costs and a decrease in expense related to the reserve for uncollectible accounts. A $3 million increase in employee pension expense resulting from a lower discount rate was largely offset by decreases in other employee benefit expenses during the first half of 2013.

Other income, net increased $1 million, or 20%, in the first half of 2013 compared with the first half of 2012, primarily due to an increase in the allowance for equity funds used for construction from a higher average CWIP balance during the first half of 2013 compared to the first half of 2013.

Interest expense decreased $5 million, or 9%, in the first half of 2013 compared to the first half of 2012, primarily due to the redemption of $100 million of FMBs in October 2012 and $50 million in April 2013.

Income tax expense decreased $18 million in the first half of 2013 compared with the first half of 2012, with effective tax rates of 18.8% and 24.2%, respectively. The decrease in the effective tax rate is primarily due to a decrease in pre-tax income and an increase in the PTC rate, which was partially offset by a reduction of PTCs, resulting from lower forecasted wind generation for 2013.

Liquidity and Capital Resources

Capital Requirements

The following table presents PGE’s estimated cash requirements for the years indicated (in millions, excluding AFDC):

	2013		2014	2015	2016	2017
Ongoing capital expenditures (1)	$319		$319	$249	$258	$241
Port Westward Unit 2	161		129	10	—	—
Carty Generating Station	123		167	112	48	—
Tucannon River Wind Farm	105		387	8	—	—
Hydro licensing and construction (2)	19		35	35	4	1
Total capital expenditures	$727	(3)	$1,037	$414	$310	$242
Long-term debt maturities	$100		$—	$70	$67	$58

(1)	Consists primarily of upgrades to, and replacement of, transmission, distribution, and generation infrastructure, as well as new customer connections.

(2)	Relate primarily to modifications to the Company’s hydro facilities to enhance fish passage and survival, as required by conditions contained in the operating licenses.

(3)	Includes preliminary engineering and removal costs, which are included in other net operating activities in the condensed consolidated statements of cash flows.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Six Months Ended June 30,
	2013	2012
Cash and cash equivalents, beginning of period	$12	$6
Net cash provided by (used in):
Operating activities	279	267
Investing activities	(259)	(128)
Financing activities	87	(71)
Increase in cash and cash equivalents	107	68
Cash and cash equivalents, end of period	$119	$74

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, such as depreciation and amortization and deferred income taxes, included in net income during a given period, and increased $12 million for the first half of 2013 compared with the first half of 2012.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. PGE estimates that such charges will range from $240 million and $250 million in 2013, with total cash provided by operations anticipated to range from $475 million to $485 million. The remaining estimated cash flows from operations in 2013 is expected from normal operating activities.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities. The $131 million increase in net cash used in investing activities in the first half of 2013 compared with the first half of 2012 was due primarily to a $123 million increase in capital expenditures, largely due to the construction of PW2 and Carty, and proceeds received in the first quarter of 2012 from the sale of a solar power facility.

The Company plans a total of approximately $727 million in capital expenditures for 2013 related to the construction of new generating facilities and upgrades and replacement of transmission, distribution, and generation infrastructure. See the Capital Requirements section above for additional information.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the first half of 2013, cash provided by such activities consisted of net proceeds received from the issuance of common stock in the amount of $47 million and FMBs in the amount of $148 million, partially offset by the repayment of FMBs of $50 million and commercial paper of $17 million, and the payment of dividends of $41 million. During the first half of 2012, cash used in financing activities consisted of the repayment of commercial paper in the amount of $30 million and the payment of dividends of $41 million.

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

Common stock dividends declared during 2013 consist of the following:

			Dividends
			Declared Per
Declaration Date	Record Date	Payment Date	Common Share
February 20, 2013	March 25, 2013	April 15, 2013	$0.270
May 22, 2013	June 25, 2013	July 15, 2013	0.275
July 31, 2013	September 25, 2013	October 15, 2013	0.275

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

To help meet anticipated capital expenditure requirements and contractual maturities of long-term debt over the next two years, PGE completed a public offering of its common stock and entered into a bond purchase agreement for FMBs in June 2013. Both transactions were structured to allow for funds generally to be provided to the Company in increments that align with the timing and amount of capital expenditures and the contractual maturities of long-term debt. For 2013, the Company anticipates aggregate issuances of equity, pursuant to the EFSA, and debt to range from $450 million to $500 million.

Short-term Debt. PGE has approval from the FERC to issue short-term debt up to a total of $700 million through February 6, 2014 and currently has the following unsecured revolving credit facilities:

•	A $400 million syndicated credit facility scheduled to terminate November 2017; and

•	A $300 million syndicated credit facility scheduled to terminate December 2016.

These revolving credit facilities supplement operating cash flow and provide a primary source of liquidity. Pursuant to the terms of the agreements, the revolving credit facilities may be used for general corporate purposes, backup for commercial paper borrowings, and the issuance of standby letters of credit. The Company also has a letter of credit facility under which it may obtain letters of credit in an aggregate amount not to exceed $21.5 million.

As of June 30, 2013, PGE had no borrowings outstanding under the credit facilities, no commercial paper outstanding, and $54 million of letters of credit issued. As of June 30, 2013, the aggregate unused credit available under the credit facilities was $668 million.

Long-term Debt. During the first half of 2013, PGE had the following long-term debt transactions:

•
In June 2013, PGE entered into a bond purchase agreement with certain institutional buyers (Buyers) under which the Company agreed to sell to the Buyers, in two tranches, an aggregate principal amount of $225 million of 4.47% Series FMBs, consisting of $150 million due 2044 and $75 million due 2043. On June 27, 2013, PGE issued the $150 million of FMBs, and expects to issue the $75 million on or before August 30, 2013; and

•	In April 2013, PGE repaid $50 million of 4.45% Series of FMBs.

As of June 30, 2013, total long-term debt outstanding was $1,736 million. In addition, PGE owns $27 million of its Pollution Control Revenue Bonds, which may be remarketed at a later date, at the Company’s option.

On August 1, 2013, PGE repaid $50 million of 5.625% Series of FMBs in accordance with the scheduled maturity.

Equity. On June 11, 2013, PGE entered into an EFSA in connection with the public offering of 11,100,000 shares of its common stock, with an initial value of $317 million. Pursuant to the EFSA, a forward counterparty borrowed 11,100,000 shares of PGE’s common stock from third parties and such borrowed shares were sold under a registered public offering. PGE will not receive any proceeds from the sale of the common stock until the EFSA is settled. As of June 30, 2013, the Company could have physically settled the EFSA by delivering 11,100,000 shares of PGE common stock to the forward counterparty in exchange for cash of $314 million. The Company anticipates physical settlement of the EFSA by delivery of newly issued shares on or before June 11, 2015. For additional information on the EFSA, see Note 6, Equity, in the Notes to the Condensed Consolidated Financial Statements.

In connection with the offering, the underwriters exercised their over-allotment option in full and on June 17, 2013, PGE issued 1,665,000 shares of PGE common stock for proceeds of $47 million, net of an underwriters’ discount of $2 million.

Capital Structure. PGE’s financial objectives include the balancing of debt and equity to maintain a low weighted average cost of capital while retaining sufficient flexibility to meet the Company’s financial obligations. The Company attempts to maintain a common equity ratio (common equity to total consolidated capitalization, including current debt maturities) of approximately 50%. Achievement of this objective, while sustaining sufficient cash flow, is necessary to maintain investment grade credit ratings and allow access to long-term capital at attractive interest rates. PGE’s common equity ratios were 50.4% and 51.1% as of June 30, 2013 and December 31, 2012, respectively.

Credit Ratings and Debt Covenants

PGE’s secured and unsecured debt is rated investment grade by Moody’s Investors Service (Moody’s) and Standard and Poor’s Ratings Services (S&P). PGE’s current credit ratings and outlook are as follows:

	Moody’s	S&P
First Mortgage Bonds	A2	A-
Senior unsecured debt	Baa1	BBB
Commercial paper	Prime-2	A-2
Outlook	Stable	Stable

In June 2013, Moody’s upgraded their credit ratings on the Company’s First Mortgage Bonds to ‘A2’ from ‘A3’ and senior unsecured debt to ‘Baa1’ from ‘Baa2,’ with no changes to their rating on PGE’s commercial paper, and revised their outlook on PGE to ‘Stable’ from ‘Positive.’ The credit rating upgrades reflect a constructive regulatory environment with the timely recovery of prudently incurred costs, and a strong and stable financial profile with adequate liquidity to support a significant construction cycle. PGE is embarking on a significant capital plan for the construction of new natural gas-fired plants and a new wind farm, all of which are expected to be prudently financed and to provide rate base growth and enhanced cash flow over the near-term.

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

As of June 30, 2013, PGE had posted approximately $59 million of collateral with these counterparties, consisting of $34 million in cash and $25 million in letters of credit, $3 million of which is affiliated with master netting agreements. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of June 30, 2013, the approximate amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is approximately $81 million and decreases to approximately $44 million by December 31, 2013, and $22 million by December 31, 2014. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is approximately $229 million at June 30, 2013 and decreases to approximately $148 million by December 31, 2013, and $82 million by December 31, 2014.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing under the credit facilities would increase.

The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the FMBs. PGE estimated that on June 30, 2013, under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust, the Company could have issued up to approximately $484 million of additional FMBs. Any issuance of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges or other dispositions of property.

PGE’s credit facilities contain customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt ratio). As of June 30, 2013, the Company’s debt ratio, as calculated under the credit agreements, was 49.6%.

Off-Balance Sheet Arrangements

In June 2013, PGE entered into an EFSA in connection with a registered public offering of its common stock and a bond purchase agreement. The Company may settle the EFSA with issuance of PGE common stock, for cash or net share settlement from time-to-time, in whole or part, through June 11, 2015. For additional information on the EFSA, see Note 6, Equity, in the Notes to the Condensed Consolidated Financial Statements. Pursuant to the bond purchase agreement, the Company agreed to sell certain institutional buyers, in two tranches, an aggregate principal amount of $225 million of FMBs, consisting of $150 million and $75 million. On June 27, 2013, PGE issued the $150 million of FMBs and expects to issue the $75 million on or before August 30, 2013.

PGE has no other off-balance sheet arrangements other than outstanding letters of credit from time to time that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

PGE’s contractual obligations for 2013 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013. Such obligations have not changed materially as of June 30, 2013, with the following exceptions:

•
During the first half of 2013, PGE entered into agreements for the construction of PW2 and Carty. As a result, capital and other purchase commitments increased as follows: $251 million in 2013; $255 million in 2014; $88 million in 2015; and $29 million in 2016.

•
During the second quarter of 2013, PGE committed to issue, in two tranches, $225 million of 4.47% Series FMBs, consisting of $150 million due 2044 and $75 million due 2043. As a result, future interest on long-

term debt increased as follows: $4 million for 2013; $10 million each year for 2014 through 2017; and $264 million thereafter through the 2044 maturity date referenced in the preceding sentence.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In October 2008, the URP and the Class Action Plaintiffs separately appealed the September 2008 OPUC order to the Oregon Court of Appeals. On February 6, 2013, the Oregon Court of Appeals issued an opinion that upheld the September 2008 OPUC order. On May 31, 2013, the Court of Appeals denied the appellants’ April 3, 2103 request for reconsideration. On July 25, 2013, the appellants filed petitions with the Oregon Supreme Court seeking review of the February 6, 2013 Oregon Court of Appeals decision.

Sierra Club and Montana Environmental Information Center v. PPL Montana LLC, Avista Corporation, Puget Sound Energy, Portland General Electric Company, Northwestern Corporation, and PacifiCorp, U.S. District Court for the District of Montana, Case No. 1:13-cv-00032-RFC.

On July 30, 2012, PGE received a Notice of Intent to Sue (Notice) for violations of the Clean Air Act (CAA) at Colstrip Steam Electric Station (Colstrip) from counsel on behalf of the Sierra Club and the Montana Environmental Information Center (MEIC). The Notice was also addressed to the other Colstrip co-owners, including PPL Montana, LLC - the operator of Colstrip. PGE has a 20% ownership interest in Units 3 and 4 of Colstrip. The Notice alleges certain violations of the CAA, and stated that the Sierra Club and MEIC would: i) request a United States District Court to impose injunctive relief and civil penalties; ii) require a beneficial environmental project in the areas affected by the alleged air pollution; and iii) seek reimbursement of Sierra Club’s and MEIC’s costs of litigation and attorney’s fees.

The Sierra Club and MEIC assert that the Colstrip owners violated the Title V air quality operating permit during portions of 2008 and 2009 and that the owners have violated the CAA by failing to timely submit a complete air quality operating permit application to the Montana Department of Environmental Quality (MDEQ).

On March 6, 2013, the Sierra Club and MEIC sued the Colstrip co-owners, including PGE, for these and additional alleged violations of various environmental related regulations. The plaintiffs are seeking relief that includes civil penalties and an injunction preventing the co-owners from operating Colstrip except in accordance with the CAA, the Montana State Implementation Plan, and the plant’s federally enforceable air quality permits. In addition, plaintiffs are seeking civil penalties against the co-owners including $32,500 per day for each violation occurring through January 12, 2009, and $37,500 per day for each violation occurring thereafter. On May 3, 2013, the defendants filed a motion to dismiss 36 of the 39 claims in the suit. This matter is scheduled for trial in October 2014.

Item 1A.	Risk Factors.

There have been no material changes to PGE’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013.

Item 6.	Exhibits.

Exhibit Number	Description
1.1
Underwriting Agreement, dated June 11, 2013, among Portland General Electric Company; Barclays Capital Inc.; J.P. Morgan Securities LLC; Wells Fargo Securities, LLC; and Merrill Lynch, Pierce Fenner & Smith Incorporated, as representatives of the several underwriters named therein, and Barclays Capital Inc, in its capacity as an agent for and an affiliate of the forward purchaser named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 17, 2013).

3.1
Second Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2009).

3.2	Ninth Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2011).
4.1	Sixty-seventh Supplemental Indenture dated June 15, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2013).
10.1
Confirmation of Forward Sale Transaction dated June 11, 2013 between Portland General Electric Company and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2013).

10.2	First Amendment to Confirmation Agreement dated June 25, 2013 between Portland General Electric Company and Barclays Bank PLC.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	August 1, 2013	By:	/s/ James F. Lobdell
James F. Lobdell
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)