Form 10-Q
period 2014-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2014-04-29
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Number of shares of common stock outstanding as of April 24, 2014 is 78,182,356 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

DEFINITIONS

The following abbreviations and acronyms are used throughout this document:

Abbreviation or Acronym	Definition
AUT	Annual Power Cost Update Tariff
Biglow Canyon	Biglow Canyon wind farm
Carty	Carty Generating Station natural gas-fired generating plant
Colstrip	Colstrip Units 3 and 4 coal-fired generating plant
CWIP	Construction work-in-progress
EFSA	Equity forward sale agreement
EPA	United States Environmental Protection Agency
ESS	Electricity Service Supplier
FERC	Federal Energy Regulatory Commission
FMBs	First Mortgage Bonds
IRP	Integrated Resource Plan
kV	Kilovolt = one thousand volts of electricity
Moody’s	Moody’s Investors Service
MW	Megawatts
MWh	Megawatt hours
NVPC	Net Variable Power Costs
OPUC	Public Utility Commission of Oregon
PCAM	Power Cost Adjustment Mechanism
PW2	Port Westward Unit 2 natural gas-fired generating plant
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Tucannon River	Tucannon River wind farm
Trojan	Trojan nuclear power plant

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues, net	$493	$473
Operating expenses:
Purchased power and fuel	184	192
Production and distribution	54	51
Administrative and other	54	54
Depreciation and amortization	75	62
Taxes other than income taxes	28	27
Total operating expenses	395	386
Income from operations	98	87
Interest expense	25	25
Other income (expense):
Allowance for equity funds used during construction	6	2
Miscellaneous income (expense), net	(1)	1
Other income, net	5	3
Income before income tax expense	78	65
Income tax expense	20	17
Net income and Comprehensive income	58	48
Less: net loss attributable to noncontrolling interests	—	(1)
Net income and Comprehensive income attributable to Portland General Electric Company	$58	$49

Weighted-average shares outstanding (in thousands):
Basic	78,992	75,608
Diluted	80,156	75,699

Earnings per share:
Basic	$0.74	$0.65
Diluted	$0.73	$0.65

Dividends declared per common share	$0.275	$0.270

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$64	$107
Accounts receivable, net	158	146
Unbilled revenues	77	104
Inventories	64	65
Margin deposits	17	9
Regulatory assets—current	55	66
Other current assets	114	94
Total current assets	549	591
Electric utility plant, net	5,009	4,880
Regulatory assets—noncurrent	448	464
Nuclear decommissioning trust	83	82
Non-qualified benefit plan trust	33	35
Other noncurrent assets	47	49
Total assets	$6,169	$6,101

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	March 31, 2014	December 31, 2013
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$147	$173
Liabilities from price risk management activities—current	52	49
Current portion of long-term debt	70	—
Accrued expenses and other current liabilities	182	171
Total current liabilities	451	393
Long-term debt, net of current portion	1,846	1,916
Regulatory liabilities—noncurrent	899	865
Deferred income taxes	605	586
Unfunded status of pension and postretirement plans	157	154
Non-qualified benefit plan liabilities	102	101
Asset retirement obligations	101	100
Liabilities from price risk management activities—noncurrent	126	141
Other noncurrent liabilities	25	25
Total liabilities	4,312	4,281
Commitments and contingencies (see notes)
Equity:
Portland General Electric Company shareholders’ equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, no par value, 160,000,000 shares authorized; 78,182,056 and 78,085,559 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	912	911
Accumulated other comprehensive loss	(5)	(5)
Retained earnings	949	913
Total Portland General Electric Company shareholders’ equity	1,856	1,819
Noncontrolling interests’ equity	1	1
Total equity	1,857	1,820
Total liabilities and equity	$6,169	$6,101

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$58	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75	62
Decrease in net liabilities from price risk management activities	(19)	(37)
Regulatory deferrals—price risk management activities	19	37
Deferred income taxes	15	13
Pension and other postretirement benefits	8	10
Allowance for equity funds used during construction	(6)	(2)
Regulatory deferral of settled derivative instruments	5	5
Decoupling mechanism deferrals, net of amortization	(4)	(5)
Other non-cash income and expenses, net	7	8
Changes in working capital:
Decrease in accounts receivable and unbilled revenues	14	29
(Increase) decrease in margin deposits, net	(8)	13
Decrease in accounts payable and accrued liabilities	(6)	(4)
Other working capital items, net	(13)	(12)
Cash received to be returned to customers pursuant to the Residential Exchange Program	15	2
Other, net	(2)	(2)
Net cash provided by operating activities	158	165
Cash flows from investing activities:
Capital expenditures	(185)	(108)
Sales of nuclear decommissioning trust securities	6	8
Purchases of nuclear decommissioning trust securities	(6)	(9)
Proceeds from sale of property	4	—
Other, net	2	2
Net cash used in investing activities	(179)	(107)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Maturities of commercial paper, net	$—	$(17)
Dividends paid	(22)	(20)
Net cash used in financing activities	(22)	(37)
(Decrease) increase in cash and cash equivalents	(43)	21
Cash and cash equivalents, beginning of period	107	12
Cash and cash equivalents, end of period	$64	$33

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$10	$13
Non-cash investing and financing activities:
Accrued dividends payable	22	20
Accrued capital additions	69	11
Preliminary engineering costs transferred to Construction work-in-progress from Other noncurrent assets	—	4

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity in the state of Oregon. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to obtain reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. PGE’s corporate headquarters are located in Portland, Oregon and its approximately 4,000 square mile, state-approved service area allocation is located entirely within the state of Oregon, encompassing 52 incorporated cities, of which Portland and Salem are the largest. As of March 31, 2014, PGE served 838,283 retail customers with a service area population of approximately 1.7 million, comprising approximately 44% of the state’s population.

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

To conform with the 2014 presentation, PGE has separately presented Cash received to be returned to customers pursuant to the Residential Exchange Program of $2 million from Other, net and collapsed Power cost deferrals, net of amortization of $2 million with Other non-cash income and expenses, net in the operating activities section of the condensed consolidated statement of cash flows for the three months ended March 31, 2013.

The financial information included herein for the three months ended March 31, 2014 and 2013 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated results of income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs may not be reflective of amounts to be recognized for a full year. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and natural gas, interim financial results do not necessarily represent those to be expected for the year. The financial information as of December 31, 2013 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 14, 2014, and should be read in conjunction with such condensed consolidated financial statements.

Comprehensive Income

PGE had no material components of other comprehensive income to report for the three months ended March 31, 2014 and 2013.

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

NOTE 2: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable is net of an allowance for uncollectible accounts of $7 million and $6 million as of March 31, 2014 and December 31, 2013, respectively.

The activity in the allowance for uncollectible accounts is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Balance as of beginning of period	$6	$5
Provision, net	2	2
Amounts written off, less recoveries	(1)	(1)
Balance as of end of period	$7	$6

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

Other Current Assets

Other current assets consist of the following (in millions):

	March 31, 2014	December 31, 2013
Prepaid expenses	$53	$38
Current deferred income tax asset	43	42
Assets from price risk management activities	18	13
Other	—	1
Other current assets	$114	$94

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	March 31, 2014	December 31, 2013
Electric utility plant	$7,144	$7,095
Construction work-in-progress	633	508
Total cost	7,777	7,603
Less: accumulated depreciation and amortization	(2,768)	(2,723)
Electric utility plant, net	$5,009	$4,880

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $176 million and $170 million as of March 31, 2014 and December 31, 2013, respectively. Amortization expense related to intangible assets was $6 million and $5 million for the three months ended March 31, 2014 and 2013, respectively.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	March 31, 2014			December 31, 2013
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$34		$123	$36		$140
Pension and other postretirement plans	—		189	—		194
Deferred income taxes	—		78	—		76
Deferred broker settlements	8		—	12		1
Debt reacquisition costs	—		16	—		17
Deferred capital projects	11		19	16		18
Other	2		23	2		18
Total regulatory assets	$55		$448	$66		$464
Regulatory liabilities:
Asset retirement removal costs	$—		$762	$—		$747
Trojan decommissioning activities	—		42	—		41
Asset retirement obligations	—		39	—		39
Other	2		56	1		38
Total regulatory liabilities	$2	*	$899	$1	*	$865

*	Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	March 31, 2014	December 31, 2013
Accrued employee compensation and benefits	$38	$46
Accrued interest payable	36	23
Accrued taxes payable	28	21
Accrued dividends payable	22	22
Regulatory liabilities—current	2	1
Other	56	58
Total accrued expenses and other current liabilities	$182	$171

Credit Facilities

PGE has the following unsecured revolving credit facilities as of March 31, 2014:

•	A $400 million syndicated credit facility, which is scheduled to terminate in November 2018; and

•	A $300 million syndicated credit facility, which is scheduled to terminate in December 2017.

Pursuant to the terms of the agreements, both revolving credit facilities may be used for general corporate purposes and as backup for commercial paper borrowings, and also permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. Both revolving credit facilities contain provisions for two, one-year extensions that are subject to approval by the banks, require annual fees based on PGE’s unsecured credit ratings, and contain customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreements, to 65% of total capitalization. As of March 31, 2014, PGE was in compliance with this covenant with a 50.8% debt to total capital ratio.

PGE has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the credit facilities.

Pursuant to an order issued by the Federal Energy Regulatory Commission (FERC), the Company is authorized to issue short-term debt up to $900 million through February 6, 2016. The authorization provides that if utility assets financed by unsecured debt are divested, then a proportionate share of the unsecured debt must also be divested.

PGE classifies borrowings under the revolving credit facilities and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets. As of March 31, 2014, PGE had no borrowings outstanding under the revolving credit facilities, no commercial paper outstanding, and $15 million of letters of credit issued. As of March 31, 2014, the aggregate available capacity under the credit facilities was $685 million.

In addition, the Company has two, one-year $30 million letter of credit facilities, which are scheduled to terminate in September and October 2014. As of March 31, 2014, PGE had issued $45 million of letters of credit under these facilities, with an aggregate available capacity of $15 million.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Pension and Other Postretirement Benefits

Components of net periodic benefit cost are as follows (in millions):

	Three Months Ended March 31,
	Defined Benefit Pension Plan		Other Postretirement Benefits
	2014	2013	2014	2013
Service cost	$4	$4	$—	$1
Interest cost	9	8	1	1
Expected return on plan assets	(10)	(10)	—	—
Amortization of net actuarial loss	4	6	—	—
Net periodic benefit cost	$7	$8	$1	$2

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate fair value as of March 31, 2014 and December 31, 2013, and then classifies these financial assets and liabilities based on a fair value hierarchy. The fair value hierarchy is used to prioritize the inputs to the valuation techniques used to measure fair value. These three levels and application to the Company are discussed below.

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

PGE recognizes transfers between levels in the fair value hierarchy as of the end of the reporting period for all its financial instruments. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels during the three months ended March 31, 2014 and 2013, except those transfers from Level 3 to Level 2 presented in this note.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust: (1)
Money market funds	$—	$59	$—	$59
Debt securities:
Domestic government	8	6	—	14
Corporate credit	—	10	—	10
Non-qualified benefit plan trust: (2)
Equity Securities:
Domestic	5	2	—	7
Debt securities—domestic government	1	—	—	1
Assets from price risk management activities: (1) (3)
Electricity	—	4	—	4
Natural gas	—	16	1	17
	$14	$97	$1	$112
Liabilities—Liabilities from price risk management activities:(1) (3)
Electricity	$—	$20	$115	$135
Natural gas	—	26	17	43
	$—	$46	$132	$178

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Excludes insurance policies of $25 million, which are recorded at cash surrender value.

(3)	For further information, see Note 4, Price Risk Management.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust: (1)
Money market funds	$—	$59	$—	$59
Debt securities:
Domestic government	6	8	—	14
Corporate credit	—	9	—	9
Non-qualified benefit plan trust: (2)
Equity securities:
Domestic	4	3	—	7
International	1	—	—	1
Debt securities—domestic government	1	—	—	1
Assets from price risk management activities: (1) (3)
Electricity	—	9	1	10
Natural gas	—	4	—	4
	$12	$92	$1	$105
Liabilities — Liabilities from price risk management activities: (1) (3)
Electricity	$—	$10	$117	$127
Natural gas	—	40	23	63
	$—	$50	$140	$190

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Excludes insurance policies of $26 million, which are recorded at cash surrender value.

(3)	For further information, see Note 4, Price Risk Management.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Equity securities—Equity mutual fund and common stock securities are primarily classified as Level 1 in the fair value hierarchy due to the availability of quoted prices for identical assets in an active market as of the reporting date. Principal markets for equity prices include published exchanges such as NASDAQ and the New York Stock Exchange. Certain mutual fund assets included in commingled trusts or separately managed accounts are classified as Level 2 in the fair value hierarchy as pricing inputs are directly or indirectly observable in the marketplace.

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

For those assets and liabilities from price risk management activities classified as Level 2, fair value is derived using present value formulas that utilize inputs such as forward commodity prices and interest rates. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category consist of forwards, futures and swaps.

Assets and liabilities from price risk management activities classified as Level 3 consist of instruments for which fair value is derived using one or more significant inputs that are not observable for the entire term of the instrument. These instruments consist of longer term forwards, futures and swaps.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

				Significant	Price per Unit
	Fair Value		Valuation	Unobservable			Weighted
Commodity Contracts	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
As of March 31, 2014:
Electricity physical forward	$—	$102	Discounted cash flow	Electricity forward price (per MWh)	$4.50	$81.20	$36.81
Natural gas financial swaps	1	17	Discounted cash flow	Natural gas forward price (per Decatherm)	3.32	5.38	3.87
Electricity financial futures	—	13	Discounted cash flow	Electricity forward price (per MWh)	9.50	46.62	33.07
	$1	$132
As of December 31, 2013:
Electricity physical forward	$—	$103	Discounted cash flow	Electricity forward price (per MWh)	$9.63	$77.95	$40.18
Natural gas financial swaps	—	23	Discounted cash flow	Natural gas forward price (per Decatherm)	3.16	4.49	3.71
Electricity financial futures	1	14	Discounted cash flow	Electricity forward price (per MWh)	9.63	46.07	33.01
	$1	$140

The significant unobservable inputs used in the Company’s fair value measurement of price risk management assets and liabilities are long-term forward prices for commodity derivatives. For shorter term contracts, the Company employs the mid-point of the market’s bid-ask spread and these inputs are derived using observed transactions in active markets, as well as historical experience as a participant in those markets. These price inputs are validated against independent market data aggregated from multiple sources. For certain long term contracts, observable, liquid market transactions are not available for the duration of the delivery period. In such instances, the Company uses internally developed price curves, which derive longer term prices and utilize observable data when available. When not available, regression techniques are used to estimate unobservable future prices. In addition, changes in the fair value measurement of price risk management assets and liabilities are analyzed and reviewed on a monthly basis by the Company. This process includes analytical review of changes in commodity prices as well as procedures to analyze and identify the reasons for the changes over specific reporting periods.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Balance as of the beginning of the period	$139	$16
Net realized and unrealized (gains) losses*	(11)	5
Purchases	—	24
Transfers out of Level 3 to Level 2	3	—
Balance as of the end of the period	$131	$45

* Contains nominal amounts of realized losses. Both realized and unrealized (gains) losses are recorded in Purchased power and fuel expense in the condensed consolidated statements of income of which the unrealized portion is fully offset by the effects of regulatory accounting until settlement of the underlying transactions.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the three months ended March 31, 2014 and 2013, there were no transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers in and transfers out of Level 3 at the end of the reporting period for all of its financial instruments. Transfers from Level 2 to Level 1 for the Company’s price risk management assets and liabilities do not occur as quoted prices are not available for identical instruments. As such, the Company’s assets and liabilities from price risk management activities mature and settle as Level 2 fair value measurements.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The fair value of long-term debt is classified as a Level 2 fair value measurement and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to PGE for debt of similar remaining maturities. As of March 31, 2014, the estimated aggregate fair value of PGE’s long-term debt was $2,186 million, compared to its $1,916 million carrying amount. As of December 31, 2013, the estimated aggregate fair value of PGE’s long-term debt was $2,074 million, compared to its $1,916 million carrying amount.

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

PGE utilizes derivative instruments to manage its exposure to commodity price risk and foreign currency exchange rate risk in order to reduce volatility in net power costs for its retail customers. These derivative instruments may include forwards, futures, swaps, and option contracts for electricity, natural gas, oil, and foreign currency, which are recorded at fair value on the condensed consolidated balance sheets, with changes in fair value recorded in the condensed consolidated statements of income. In accordance with the ratemaking and cost recovery processes authorized by the OPUC, PGE recognizes a regulatory asset or liability to defer the gains and losses from derivative instruments until settlement of the associated derivative instrument. PGE may designate certain derivative instruments as cash flow hedges or may use derivative instruments as economic hedges. The Company does not engage in trading activities for non-retail purposes.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	March 31, 2014		December 31, 2013
Current assets:
Commodity contracts:
Electricity	$4		$9
Natural gas	14		4
Total current derivative assets	18	(1)	13	(1)
Noncurrent assets:
Commodity contracts:
Electricity	—		1
Natural gas	3		—
Total noncurrent derivative assets	3	(2)	1	(2)
Total derivative assets not designated as hedging instruments	$21		$14
Total derivative assets	$21		$14
Current liabilities:
Commodity contracts:
Electricity	$33		$20
Natural gas	19		29
Total current derivative liabilities	52		49
Noncurrent liabilities:
Commodity contracts:
Electricity	102		107
Natural gas	24		34
Total noncurrent derivative liabilities	126		141
Total derivative liabilities not designated as hedging instruments	$178		$190
Total derivative liabilities	$178		$190

(1)	Included in Other current assets on the condensed consolidated balance sheets.

(2)	Included in Other noncurrent assets on the condensed consolidated balance sheets.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle through 2035, were as follows (in millions):

	March 31, 2014		December 31, 2013
Commodity contracts:
Electricity	22	MWh	14	MWh
Natural gas	104	Decatherms	106	Decatherms
Foreign currency	$2	Canadian	$7	Canadian

PGE has elected to report gross on the condensed consolidated balance sheets the positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement. In the case of default on, or termination of, any contract under the master netting arrangements, these agreements provide for the net settlement of all related contractual obligations with a counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit, which are excluded from the offsetting table presented below.

Information related to Price risk management liabilities subject to master netting agreements is as follows (in millions):

				Gross Amounts Not Offset in
	Gross	Gross	Net	Condensed Consolidated
	Amounts	Amounts	Amounts	Balance Sheets
	Recognized	Offset	Presented	Derivatives	Cash Collateral(1)	Net Amount
As of March 31, 2014:
Liabilities:
Commodity contracts:
Electricity(2)	$90	$—	$90	$(90)	$—	$—
Natural gas(2)	1	—	1	(1)	—	—
	$91	$—	$91	$(91)	$—	$—

As of December 31, 2013:
Liabilities:
Commodity contracts:
Electricity(2)	$91	$—	$91	$(91)	$—	$—
Natural gas(2)	1	—	1	(1)	—	—
	$92	$—	$92	$(92)	$—	$—

(1)	As of March 31, 2014, the Company had no collateral posted. As of December 31, 2013, PGE had posted collateral in the amount of $7 million, which consisted entirely of letters of credit.

(2)	Included in Liabilities from price risk management activities—current and Liabilities from price risk management activities—noncurrent.

Net realized and unrealized (gains) losses on derivative transactions not designated as hedging instruments are recorded in Purchased power and fuel in the condensed consolidated statements of income and were as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Commodity contracts:
Electricity	$9	$8
Natural Gas	(36)	(8)

Net unrealized and certain net realized (gains) losses presented in the table above are offset within the condensed consolidated statements of income by the effects of regulatory accounting. Of the net (gains) losses recognized in Net income for the three months ended March 31, 2014 and 2013, net losses of $12 million and $3 million, respectively, have been offset.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of March 31, 2014 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total
Commodity contracts:
Electricity	$28	$23	$13	$5	$5	$57	$131
Natural gas	7	3	10	6	—	—	26
Net unrealized loss	$35	$26	$23	$11	$5	$57	$157

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2014 was $166 million, for which PGE has posted $7 million in collateral, consisting entirely of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered at March 31, 2014, the cash requirement to either post as collateral or settle the instruments immediately would have been $151 million. As of March 31, 2014, PGE has posted an additional $17 million in cash collateral, which is classified as Margin deposits on the Company’s condensed consolidated balance sheet, for derivative instruments with no credit-risk related contingent features.

Counterparties representing 10% or more of Assets and Liabilities from price risk management activities were as follows:

	March 31, 2014	December 31, 2013
Assets from price risk management activities:
Counterparty A	20%	5%
Counterparty B	18	53
Counterparty C	15	6
Counterparty D	10	5
	63%	69%
Liabilities from price risk management activities:
Counterparty E	46%	43%
Counterparty F	12	11
	58%	54%

See Note 3, Fair Value of Financial Instruments, for additional information concerning the determination of fair value for the Company’s Assets and Liabilities from price risk management activities.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 5: EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of: i) employee stock purchase plan shares; ii) unvested time-based and performance-based restricted stock units, along with associated dividend equivalent rights; and iii) shares issuable pursuant to an equity forward sale agreement (EFSA). See Note 6, Equity, for additional information on the EFSA and its impact on earnings per share. Unvested performance-based restricted stock units and associated dividend equivalent rights are included in dilutive potential common shares only after the performance criteria have been met. For the three months ended March 31, 2014 and 2013, unvested performance-based restricted stock units and associated dividend equivalent rights of approximately 363,000 and 431,000, respectively, were excluded from the dilutive calculation because the performance goals had not been met.

Net income attributable to PGE common shareholders is the same for both the basic and diluted earnings per share computations. The reconciliations of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted-average common shares outstanding—basic	78,992	75,608
Dilutive effect of potential common shares	1,164	91
Weighted-average common shares outstanding—diluted	80,156	75,699

NOTE 6: EQUITY

The activity in equity during the three months ended March 31, 2014 and 2013 is as follows (dollars in millions):

	Portland General Electric Company Shareholders’ Equity
	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests’ Equity

	Shares	Amount
Balances as of December 31, 2013	78,085,559	$911	$(5)	$913	$1
Issuances of shares pursuant to equity-based plans	96,497	—	—	—	—
Stock-based compensation	—	1	—	—	—
Dividends declared	—	—	—	(22)	—
Net income	—	—	—	58	—
Balances as of March 31, 2014	78,182,056	$912	$(5)	$949	$1

Balances as of December 31, 2012	75,556,272	$841	$(6)	$893	$2
Issuances of shares pursuant to equity-based plans	120,909	—	—	—	—
Dividends declared	—	—	—	(20)	—
Net income (loss)	—	—	—	49	(1)
Balances as of March 31, 2013	75,677,181	$841	$(6)	$922	$1

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

In connection with a public offering of shares of its common stock in 2013, PGE entered into an EFSA. Pursuant to the terms of the EFSA, a forward counterparty borrowed 11,100,000 shares of PGE’s common stock from third parties in the open market and sold the shares to a group of underwriters for $29.50 per share, less an underwriting discount equal to $0.96 per share. The underwriters then sold the shares in a public offering. PGE receives proceeds from the sale of common stock when the EFSA is physically settled (described below), and at that time PGE records the proceeds in equity.

Under the terms of the EFSA, PGE may elect to settle the equity forward transactions by means of: i) physical; ii) cash; or iii) net share settlement, in whole or in part, at any time on or prior to June 11, 2015, except in specified circumstances or events that would require physical settlement. To the extent that the transactions are physically settled, PGE is required to issue and deliver shares of PGE common stock to the forward counterparty at the then applicable forward sale price. The forward sale price was initially determined to be $29.50 per share at the time the EFSA was entered into, and the amount of cash to be received by PGE upon physical settlement of the EFSA is subject to certain adjustments in accordance with the terms of the EFSA.

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

At March 31, 2014, the Company could have physically settled the EFSA by delivering 10,400,000 shares to the forward counterparty in exchange for cash of $284 million. In addition, at March 31, 2014, the Company could have elected to make a cash settlement by paying approximately $52 million, or a net share settlement by delivering approximately 1,603,711 shares of common stock. To the extent that PGE makes a cash or net share settlement, the Company would receive no additional proceeds from the public offering.

Prior to settlement, the potentially issuable shares pursuant to the EFSA are reflected in PGE’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PGE’s common stock used in calculating diluted earnings per share for a reporting period are increased by the number of shares, if any, that would be issued upon physical settlement of the EFSA less the number of shares that could be purchased by PGE in the market with the proceeds received from issuance (based on the average market price during that reporting period).

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

A loss contingency will also be disclosed when it is reasonably possible that an asset has been impaired or a liability incurred if the estimate or range of potential loss is material. If a probable or reasonably possible loss cannot be

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

reasonably estimated, then the Company: i) discloses an estimate of such loss or the range of such loss, if the Company is able to determine such an estimate; or ii) discloses that an estimate cannot be made.

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

The OPUC then issued an order in 2008 (2008 Order) that required PGE to provide refunds, including interest from September 30, 2000, to customers who received service from the Company during the period from October 1, 2000 to September 30, 2001. The Company recorded a charge of $33.1 million in 2008 related to the refund and accrued additional interest expense on the liability until refunds to customers were completed in the first quarter of 2010. The URP and the plaintiffs in the class actions described below separately appealed the 2008 Order to the Oregon Court of Appeals. On February 6, 2013, the Oregon Court of Appeals issued an opinion that upheld the 2008 Order. On May 31, 2013, the Court of Appeals denied the appellants’ request for reconsideration of the decision. On October 18, 2013, the Oregon Supreme Court granted plaintiffs’ petition seeking review of the February 6, 2013

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Oregon Court of Appeals decision. Oral argument occurred in March 2014 and the parties now await a Court decision.

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

Pacific Northwest Refund Proceeding

In 2001, the FERC called for a hearing to explore whether there may have been unjust and unreasonable charges for spot market sales of electricity in the Pacific Northwest from December 25, 2000 through June 20, 2001 (Pacific Northwest Refund proceeding). During that period, PGE both sold and purchased electricity in the Pacific Northwest. In 2003, the FERC issued an order terminating the proceeding and denying the claims for refunds. Upon appeal of the decision to the U.S. Ninth Circuit Court of Appeals (Ninth Circuit) the Court remanded the case to the FERC to, among other things, address market manipulation evidence in detail and account for the evidence in any future orders regarding the award or denial of refunds in the proceedings.

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

In December 2012, the FERC issued an order clarifying that the Mobile-Sierra presumption could be overcome either by: i) a showing that a respondent had violated a contract or tariff and that the violation had a direct

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

connection to the rate charged under the applicable contract; or ii) a showing that the contract rate at issue imposed an excessive burden or seriously harmed the public interest.

On April 5, 2013, the FERC granted rehearing of its Order on Remand on the issue of the appropriate refund period, holding that parties could pursue refunds for transactions between January 1, 2000 and December 24, 2000 under Section 309 of the Federal Power Act by showing violations of a filed tariff or rate schedule or of a statutory requirement. Refund claimants have filed petitions for appeal of the Order on Remand and the Order on Rehearing with the Ninth Circuit.

In its October 2011 Order on Remand, the FERC ordered settlement discussions to be convened before a FERC settlement judge. Pursuant to the settlement proceedings, the Company received notice of two claims and reached agreements to settle both claims for an immaterial amount. The FERC approved both settlements during 2012.

Additionally, the settlement between PGE and certain other parties in the California refund case in Docket No. EL00-95, et seq., approved by the FERC in May 2007, resolved all claims between PGE and the California parties named in the settlement, including the California Energy Resource Scheduling division of the California Department of Water Resources (CERS), as to transactions in the Pacific Northwest during the settlement period, January 1, 2000 through June 20, 2001, but did not settle potential claims from other market participants relating to transactions in the Pacific Northwest.

The above-referenced settlements resulted in a release for the Company as a named respondent in the first phase of the remand proceedings, which are limited to initial and direct claims for refunds, but there remains a possibility that additional claims related to this matter could be asserted against the Company in a subsequent phase of the proceeding if refunds are ordered against some or all of the current respondents.

During the first phase of the remand hearing, now completed, two sets of refund proponents, the City of Seattle, Washington (Seattle) and various California parties on behalf of CERS, presented cases alleging that multiple respondents had engaged in unlawful activities and caused severe financial harm that justified the imposition of refunds. After conclusion of the hearing, the presiding Administrative Law Judge issued an Initial Decision on March 28, 2014 finding: i) that Seattle did not carry its Mobile-Sierra burden with respect to its refund claims against any of its respondent sellers; and ii) that the California representatives of CERS did not carry their Mobile-Sierra burden with respect to one of CERS’ respondents, but did find evidence of unlawful activity in the implementation of multiple transactions and bad faith in the formation of as many as 119 contracts by the last remaining CERS respondent. The Administrative Law Judge scheduled a second phase of the hearing to commence after a final FERC decision on the Initial Decision. In the second phase, the last respondent will have an opportunity to produce additional evidence as to why its transactions should be considered legitimate and why refunds should not be ordered. If the FERC requires one or more respondents to make refunds, it is possible that such respondent(s) will attempt to recover similar refunds from their suppliers, including the Company.

Management believes that this matter could result in a loss to the Company in future proceedings. However, management cannot predict whether the FERC will order refunds from any of the current respondents, which contracts would be subject to refunds, the basis on which refunds would be ordered, or how such refunds, if any, would be calculated. Further, management cannot predict whether any current respondents, if ordered to make refunds, will pursue additional refund claims against their suppliers, and, if so, what the basis or amounts of such potential refund claims against the Company would be. Due to these uncertainties, sufficient information is currently not available to determine PGE’s liability, if any, or to estimate a range of reasonably possible loss.

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

DEQ Investigation of Downtown Reach

The Oregon Department of Environmental Quality (DEQ) has executed a memorandum of understanding with the EPA to administer and enforce clean-up activities for portions of the Willamette River that are upriver from the Portland Harbor Superfund site (the Downtown Reach). In January 2010, the DEQ issued an order requiring PGE to perform an investigation of certain portions of the Downtown Reach. PGE completed this investigation in December 2011 and entered into a consent order with the DEQ in July 2012 to conduct a feasibility study of alternatives for remedial action for the portions of the Downtown Reach that were included within the scope of PGE’s investigation. The draft feasibility study report, which describes possible remediation alternatives that range in estimated cost from $3 million to $8 million, was submitted to the DEQ in late February 2014. Using the Company’s best estimate of the probable cost for the remediation effort from the set of alternatives provided in the draft feasibility study report, PGE has a $3 million reserve for this matter as of March 31, 2014.
Based on the available evidence of previous rate recovery of incurred environmental remediation costs for PGE, as well as for other utilities operating within the same jurisdiction, the Company has concluded that the estimated cost of $3 million to remediate the Downtown Reach is probable of recovery. As a result, the Company also has a regulatory asset of $3 million for future recovery in prices as of March 31, 2014. The Company included recovery of the regulatory asset in its 2015 General Rate Case filed with the OPUC in February 2014.

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

On March 6, 2013, the Sierra Club and MEIC sued the CSES co-owners, including PGE, for these and additional alleged violations of various environmental related regulations. The plaintiffs are seeking relief that includes an injunction preventing the co-owners from operating CSES except in accordance with the CAA, the Montana State Implementation Plan, and the plant’s federally enforceable air quality permits. In addition, plaintiffs are seeking civil penalties against the co-owners including $32,500 per day for each violation occurring through January 12, 2009, and $37,500 per day for each violation occurring thereafter. On May 3, 2013, the defendants filed a motion to dismiss 36 of the 39 claims in the suit. On September 27, 2013, the plaintiffs filed an amended complaint that deleted the Title V and opacity claims, added claims associated with two 2011 projects, and expanded the scope of certain claims to encompass approximately 40 additional projects. This matter is scheduled for trial in March 2015. On March 1, 2014, the plaintiffs filed another Notice of Intent to Sue, which would amend the original suit by adding twelve projects to the case.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

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

Management believes that it is reasonably possible that this matter could result in a loss to the Company. However, due to the uncertainties concerning this matter, PGE cannot predict the outcome of this matter.

Other Matters

PGE is subject to other regulatory, environmental, and legal proceedings, investigations, and claims that arise from time to time in the ordinary course of business, which may result in judgments against the Company. Although management currently believes that resolution of such matters, individually and in the aggregate, will not have a material impact on its financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future.

NOTE 8: GUARANTEES

PGE enters into financial agreements and power and natural gas purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of March 31, 2014, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 9: VARIABLE INTEREST ENTITIES

PGE has determined that it is the primary beneficiary of two variable interest entities (VIEs) and, therefore, consolidates the VIEs within the Company’s condensed consolidated financial statements as of March 31, 2014. Both arrangements were formed for the sole purpose of designing, developing, constructing, owning, maintaining, operating, and financing photovoltaic solar power facilities located on real property owned by third parties, and selling the energy generated by the facilities. PGE is the Managing Member in each of the Limited Liability Companies (LLCs), holding less than 1% equity interest in each entity, and a financial institution is the Investor Member, holding more than 99% equity interest in each entity. PGE has determined that its interests in these VIEs contain the obligation to absorb the variability of the entities that could potentially be significant to the VIEs, and the Company has the power to direct the activities that most significantly affect the entities’ economic performance.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Determining whether PGE is the primary beneficiary of a VIE is complex, subjective, and requires the use of judgments and assumptions. Significant judgments and assumptions made by PGE in determining it is the primary beneficiary of these LLCs include the following: i) PGE has the expertise to own and operate electric generating facilities and is authorized to operate the LLCs pursuant to the operating agreements, and, therefore, PGE has control over the most significant activities of the LLCs; ii) PGE expects to own 100% of the LLCs shortly after five years have elapsed from when the facility was placed in service, at which time the facilities will have approximately 75% of their estimated useful life remaining; and iii) based on projections prepared in accordance with the operating agreements, PGE expects to absorb a majority of any expected losses of the LLCs.

Included in PGE’s condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 are LLC net assets of $5 million, consisting primarily of Electric utility plant, net, with $1 million of Cash and cash equivalents. These assets can only be used to settle the obligations of the consolidated VIEs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this report includes statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to expectations, beliefs, plans, assumptions and objectives concerning future results of operations, business prospects, future loads, the outcome of litigation and regulatory proceedings, future capital expenditures, market conditions, future events or performance and other matters. Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will likely result,” “will continue,” “should,” or similar expressions are intended to identify such forward-looking statements.

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

•
the outcome of legal and regulatory proceedings and issues including, but not limited to, the matters described in Note 7, Contingencies, in the Notes to the Condensed Consolidated Financial Statements;

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of the business environment, results of operations, and financial condition of PGE. MD&A should be read in conjunction with the Company’s condensed consolidated financial statements contained in this report, as well as the consolidated financial statements and disclosures in its Annual Report on Form 10-K for the year ended December 31, 2013, and other periodic and current reports filed with the SEC.

Capital Requirements and Financing—Pursuant to PGE’s latest acknowledged IRP and the result of the Company’s request for proposal processes completed in 2013, PGE is in the process of constructing three new generation resources as follows:

•
Port Westward Unit 2 (PW2)—Construction commenced in May 2013 on PW2, which is a 220 MW natural gas-fired plant located adjacent to the Port Westward and Beaver natural gas-fired generating plants near Clatskanie, Oregon. This project is currently on budget at an estimated total cost of $300 million, excluding AFDC, and is expected to be online in the first quarter of 2015. The Company has requested in its 2015 General Rate Case that cost recovery for the project begin at the point at which the plant is placed into service;

•
Tucannon River wind farm (Tucannon River)—Construction commenced in September 2013 on Tucannon River, which is a wind farm located in southeastern Washington with a nameplate capacity of 267 MW, consisting of 116 turbines each with a generating capacity of 2.3 MW. This project is currently on budget at an estimated total cost of $500 million, excluding AFDC, and is expected to be online between December 2014 and March 31, 2015. The Company had requested recovery of costs related to the project in its 2015 General Rate Case to begin when the plant is placed into service, which at the time was expected to be in the first half of 2015. However, in March 2014, PGE submitted a renewable adjustment clause mechanism (RAC) filing to the OPUC to allow for deferral and recovery of costs to begin earlier if the project should come online earlier than contemplated in the 2015 General Rate Case; and

•
Carty Generating Station (Carty)—Construction commenced in January 2014 on Carty, which is a 440 MW natural gas-fired power plant located in Eastern Oregon, adjacent to Boardman. This project is currently on budget at an estimated total cost of $450 million, excluding AFDC, and is expected to be online in 2016.

The Company expects to file for recovery of costs related to this project in a future general rate case.

In total, the Company’s capital expenditures in 2014 are expected to approximate $1 billion, which includes an estimated $640 million related to the three new generation resources under construction discussed above. For additional information on these three new generation resources, see “Capital Requirements” in the Liquidity and Capital Resources section of this Item 2.

PGE expects to fund such estimated capital requirements with a combination of cash from operations, which is expected to range from $540 million to $560 million, and proceeds from long-term loans and issuances of debt securities ranging from $550 million to $600 million. For additional information, see “Liquidity” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 2.

General Rate Case—On January 1, 2014, new customer prices went into effect pursuant to the OPUC order issued on PGE’s 2014 General Rate Case. The OPUC authorized a $61 million increase in annual revenues, representing an approximate 4% overall increase in customer prices. The increase includes improvements to existing power plants and wind forecasting, new Clackamas River fish-sorting facilities, a disaster-preparedness center, technology investments, employee benefit costs and compliance with new federal regulations. In addition, the order approves a capital structure of 50% debt and 50% equity, a return on equity of 9.75%, a cost of capital of 7.65%, and an average rate base of approximately $3.1 billion.

On February 13, 2014, PGE filed with the OPUC a 2015 General Rate Case, which is based on a 2015 test year. PGE requested an $81 million net increase in annual revenues, representing an approximate 4.6% overall increase in customer prices. The net increase in annual revenues consists of the following (in millions):

New generating plants:
Port Westward Unit 2	$51
Tucannon River wind farm	47
Base business cost increase	12
Less: customer credits*	(29)
Annual revenue net increase	$81

* Includes approximately $17 million for the return of $50 million over three years, 2015 through 2017, for the settlement of a legal matter concerning costs associated with the operation of the Independent Spent Fuel Storage Installation (ISFSI) at Trojan. Also includes credits related to the return of ISFSI tax credits to customers and additional Bonneville Power Administration (BPA) Regional Power Act refund to residential customers.

PGE is proposing a capital structure of 50% debt and 50% equity, a return on equity of 10%, a cost of capital of 7.78%, and an average rate base of approximately $3.9 billion.

Regulatory review of the 2015 General Rate Case will continue throughout 2014, with a final order expected to be issued by the OPUC by mid-December 2014. New customer prices are expected to become effective in 2015, with the first price increase effective January 1 and two additional price increases effective as two new generating plants become operational. PW2 is expected to be placed in service in the first quarter of 2015 and Tucannon River is expected to be placed in service between December 2014 and March 31, 2015.

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

Customers and Demand—Retail energy deliveries for the first quarter of 2014 decreased 1.7% from the first quarter of 2013, which was primarily driven by a decline in residential energy deliveries, despite comparable weather conditions, and a decline in industrial energy deliveries largely due to decreased demand from a paper production customer. Energy efficiency and conservation efforts by retail customers continue to influence total energy deliveries, although the financial impacts to the Company of such efforts are partially mitigated by the decoupling mechanism. The decline was partially offset by the effects of a 1% increase in the average number of total retail customers served.

The following table indicates the average number of retail customers, and corresponding energy deliveries, by customer class, for the periods indicated and includes customers purchasing their energy from Electricity Service Suppliers (ESSs):

	Three Months Ended March 31,
	2014		2013		% Increase /(Decrease)in Energy Deliveries
	Average Number of Customers	Retail Energy Deliveries*	Average Number of Customers	Retail Energy Deliveries*
Residential	733,719	2,174	726,451	2,229	(2.5)%
Commercial	103,684	1,781	102,765	1,787	(0.3)
Industrial	262	1,001	272	1,024	(2.2)
Total	837,665	4,956	829,488	5,040	(1.7)

*	In thousands of MWh.

Power Operations—To meet the energy needs of its retail customers, the Company utilizes a combination of its own generating resources and wholesale market transactions. Based on numerous factors, including plant availability, customer demand, river flows, wind conditions, and current wholesale prices, PGE makes economic dispatch decisions continuously in an effort to obtain reasonably-priced power for its retail customers. In addition, PGE’s thermal generating plants require varying levels of annual maintenance, during which the respective plant is unavailable to provide power. As a result, the amount of power generated and purchased in the wholesale market to meet the Company’s retail load requirement can vary from period to period. During the first quarters of 2014 and 2013, availability of the plants PGE operates approximated 95% and 97%, respectively, with the availability of Colstrip Units 3 and 4, in which the Company has a 20% ownership interest but does not operate, approximating 82% and 97%, respectively. Colstrip Unit 4 was off-line most of the month of January 2014 due to repairs to the generator. As a result, PGE incurred approximately $2 million of incremental replacement power costs in the first quarter of 2014 related to this plant outage.

During the first quarter of 2014, the Company’s generating plants provided approximately 59% of its retail load requirement, compared with 62% in the first quarter of 2013. The decrease in the proportion of power generated to meet the Company’s retail load requirement was largely the result of the difference in the economic dispatch decisions made throughout the respective periods, as well as the outage of Colstrip Unit 4 in January 2014.

Energy received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects increased 4% in the first quarter of 2014 compared with the first quarter of 2013. These resources provided approximately 18% of the Company’s retail load requirement for the first quarters of 2014 and 2013. Through March, energy received from these sources approximated projections included in the Company’s Annual Power Cost Update Tariff (AUT) during 2014, compared with falling short of such projection by 3% during 2013. Any excess in hydro generation from that projected in the AUT generally displaces power from higher cost sources, while any shortfall is generally replaced with power from higher cost sources. Energy from hydro resources is expected to approximate projections included in the AUT for 2014.

Energy expected to be received from PGE-owned wind generating resources (Biglow Canyon) is projected annually in the AUT. Any excess in wind generation from that projected in the AUT generally displaces power from higher cost sources, while any shortfall is generally replaced with power from higher cost sources. Energy received from Biglow Canyon fell short of that projected in PGE’s AUT by 11% in the first quarters of 2014 and 2013, and provided approximately 4% of the Company’s retail load requirement for the first quarter of 2014, compared with 5% for the first quarter of 2013.

Pursuant to the Company’s power cost adjustment mechanism (PCAM), customer prices can be adjusted to reflect a portion of the difference between each year’s forecasted net variable power cost (NVPC) included in customer prices (baseline NVPC) and actual NVPC for the year. NVPC consists of the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts (all classified as Purchased power and fuel expense in the Company’s condensed consolidated statements of income) and is net of wholesale revenues, which are classified as Revenues, net in the condensed consolidated statements of income. To the extent actual NVPC, subject to certain adjustments, is above or below the deadband, the PCAM provides for 90% of the variance to be collected from or refunded to customers, respectively, subject to a regulated earnings test. Pursuant to the regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for that year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues in the Company’s condensed consolidated statements of income, while any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense. The deadband range is from $15 million below to $30 million above baseline NVPC.

For the first quarter of 2014, actual NVPC was approximately $3 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2014 is currently estimated to be below baseline NVPC, but within the deadband range; accordingly, no estimated collection from or refund to customers is expected for 2014.

For the first quarter of 2013, actual NVPC was approximately $1 million below baseline NVPC. For the full year 2013, actual NVPC was $11 million above baseline NVPC, which is within the established deadband range. Accordingly, no estimated collection from customers was recorded for 2013.

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

The following discussion highlights certain regulatory items that have impacted the Company’s revenues, results of operations, or cash flows for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 or have affected retail customer prices, as authorized by the OPUC. In some cases, the Company has deferred the related expenses or benefits as regulatory assets or liabilities, respectively, for later amortization and inclusion in customer prices, pending OPUC review and authorization.

•
Power Costs—Pursuant to the AUT process, PGE files annually an estimate of power costs for the following year. As part of its 2014 General Rate Case, PGE included a projected $17 million reduction in power costs in its request for an overall increase in revenues. The power cost portion of the request was moved to a separate docket at the OPUC and was approved and included in the overall $61 million annual revenue increase authorized by the OPUC in the Company’s 2014 General Rate Case with new prices beginning January 1, 2014.

In October 2013, the OPUC issued an order approving the results of the PCAM for 2012, which, based on a regulated earnings test, did not produce a refund to (or collection from) customers. Consequently, no cash flow impact will occur in 2014 as a result of the PCAM.

•
Renewable Resource Costs—Pursuant to its RAC, PGE can recover in customer prices prudently incurred costs of renewable resources that are expected to be placed in service in the current year. The Company may submit a filing to the OPUC by April 1st each year, with prices expected to become effective January 1st of the following year. As part of the RAC, the OPUC has authorized the deferral of eligible costs not yet included in customer prices until the January 1st effective date.

In March 2014, PGE submitted to the OPUC a renewable adjustment clause filing requesting deferral and recovery of the net revenue requirement of Tucannon River in the event that the facility were to come online prior to the inclusion of the project in base rates as proposed in the 2015 General Rate Case. The Company had previously reported that the facility was expected to be in service in the first half of 2015. Based on progress of the project, the Company has revised the estimated timeline for completion of the facility and believes that the project will be in service between December 2014 and March 31, 2015.

PGE did not submit a RAC filing to the OPUC in 2013 as it did not place renewable resources into service during 2013.

•
Decoupling—The decoupling mechanism, which the OPUC has authorized through 2016, is intended to provide for recovery of margin lost as a result of a reduction in electricity sales attributable to energy efficiency and conservation efforts by residential and certain commercial customers. The mechanism provides for collection from (or refund to) customers if weather adjusted use per customer is less (or more) than that projected in the Company’s most recent approved general rate case.

Pursuant to the Company’s 2014 General Rate Case, the OPUC approved a change in the refund or collection period such that it will begin January 1, rather than June 1. As such, collection of the estimated $5 million recorded during 2013, which resulted from variances between actual weather adjusted use per customer and that projected in the 2011 General Rate Case, subject to OPUC approval, would occur over a one year period beginning January 1, 2015.

For the three months ended March 31, 2014, the Company has recorded an estimated collection of $4 million. Any resulting collection from customers for the 2014 year would begin January 1, 2016.

•
Capital deferral—In the 2011 General Rate Case, the OPUC authorized the Company to defer the costs associated with four capital projects that were not completed at the time the 2011 General Rate Case was approved. A regulatory asset of $16 million was recorded in 2012, for potential recovery in customer prices, subject to an earnings test, with an offsetting credit to Depreciation and amortization expense. The OPUC authorized recovery of the deferred costs over a one year period, with a resulting tariff effective January 1, 2014. During 2013, the Company deferred an additional $18 million of costs associated with these projects and plans to file for recovery of these deferred costs, subject to an earnings test, in July 2014 with new customer prices expected to be effective in January 2015.

•
Boardman Operating Life Adjustment—As part of the 2014 General Rate Case, the incremental depreciation expense that resulted from the shortened Boardman life was included in base customer prices, while recovery of the decommissioning costs continue under this separate tariff. The OPUC is currently considering the request for recovery of additional decommissioning costs that resulted from the acquisition of the additional 15% interest in Boardman on December 31, 2013. The tariff also provides for annual updates to decommissioning revenue requirements with revised prices to take effect each January 1.

Integrated Resource Plan (IRP)—PGE’s IRP outlines how the Company will meet future customer demand and describes PGE’s future energy supply strategy, assessing both new and existing technologies, market conditions, and regulatory requirements.

On March 27, 2014, PGE filed a new IRP (2013 IRP) with the OPUC, which outlines the Company’s expectations for resource needs and resource portfolio performance over the next 20 years, and includes an “Action Plan,” which covers PGE’s proposed actions over the next two to four years (through 2017). Over this time period, the Company projects energy requirements and energy available through its generation resources and long-term power purchase agreements to be in approximate balance.

The Action Plan of the 2013 IRP includes the following, among other components, between 2014 and 2017:

•	Seek renewal, or partial renewal, of expiring power purchase agreements for energy generated from hydroelectric projects, if available and cost-effective for our customers;

•	Acquire a total of 124 MWa of energy efficiency through continuation of Energy Trust of Oregon programs;

•	To help manage peak load conditions and other supply contingencies, acquire 48 MW of demand response and PGE dispatchable standby generation from our customers;

•
In preparation for the next IRP, perform various research and studies related to load forecast and energy efficiency projections, distributed photovoltaic solar application within PGE’s service territory, the viability of large-scale biomass operations, fuel supply, wind integration needs, and operational flexibility requirements; and

•	Retain and acquire transmission service through BPA’s Open Access Transmission Tariff to interconnect new and existing resources in eastern Oregon to PGE’s service territory.

The 2013 IRP also incorporates the three new resources that are currently under construction, which are expected to be in service between December 2014 and 2016. For additional information on these capital projects see “Capital Requirements” in the Liquidity and Capital Resources section in this Item 2.

OPUC review of the 2013 IRP will continue throughout 2014, with an acknowledgement from the OPUC not expected before September 2014.

Critical Accounting Policies

PGE’s critical accounting policies are outlined in Item 7 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013, filed with the SEC on February 14, 2014.

Results of Operations

The following table contains condensed consolidated statements of income information for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2014		2013
Revenues, net	$493	100%	$473	100%
Purchased power and fuel	184	37	192	41
Gross margin	309	63	281	59
Other operating expenses:
Production and distribution	54	11	51	11
Administrative and other	54	11	54	11
Depreciation and amortization	75	15	62	13
Taxes other than income taxes	28	6	27	6
Total other operating expenses	211	43	194	41
Income from operations	98	20	87	18
Interest expense*	25	5	25	5
Other income (expense):
Allowance for equity funds used during construction	6	1	2	—
Miscellaneous income (expense), net	(1)	—	1	—
Other income, net	5	1	3	—
Income before income tax expense	78	16	65	13
Income tax expense	20	4	17	3
Net income	58	12	48	10
Less: net loss attributable to noncontrolling interests	—	—	(1)	—
Net income attributable to Portland General Electric Company	$58	12%	$49	10%

* Includes an allowance for borrowed funds used during construction of $4 million and $1 million for three months ended March 31, 2014 and 2013, respectively.

Net income attributable to Portland General Electric Company was $58 million, or $0.73 per diluted share, for the first quarter of 2014, compared with $49 million, or $0.65 per diluted share, for the first quarter of 2013. The $9 million, or 18%, increase in Net income was driven by an increase in the average retail price resulting from the January 1, 2014 price increase authorized by the OPUC in the Company’s 2014 General Rate Case, combined with a $7 million increase in the allowance for funds used during construction (borrowed and equity funds combined) resulting from a higher average construction work-in-progress (CWIP) balance driven by the construction of PW2, Tucannon River, and Carty. Additionally, during the first quarter of 2013, Net income was reduced as a result of a $3 million reserve related to its benchmark bid that was ultimately not selected in the renewable resources request for proposal process.

Partially offsetting the increases to Net income were a 2.5% decline in residential energy deliveries in first quarter of 2014 compared to the first quarter of 2013 and higher storm and service restoration costs.

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Revenues, energy deliveries (presented in MWh), and the average number of retail customers were as follows for the periods presented:

	Three Months Ended March 31,
	2014		2013
Revenues (1) (dollars in millions):
Retail:
Residential	$257	52%	$246	52%
Commercial	158	32	149	32
Industrial	52	11	51	11
Subtotal	467	95	446	95
Other retail revenues, net	2	—	4	1
Total retail revenues	469	95	450	96
Wholesale revenues	17	4	16	3
Other operating revenues	7	1	7	1
Total revenues	$493	100%	$473	100%
Energy deliveries (2) (MWh in thousands):
Retail:
Residential	2,174	41%	2,229	40%
Commercial	1,781	33	1,787	32
Industrial	1,001	19	1,024	18
Total retail energy deliveries	4,956	93	5,040	90
Wholesale energy deliveries	381	7	540	10
Total energy deliveries	5,337	100%	5,580	100%
Average number of retail customers:
Residential	733,719	88%	726,451	88%
Commercial	103,684	12	102,765	12
Industrial	262	—	272	—
Total	837,665	100%	829,488	100%

(1)
Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes both energy sold to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy from ESSs.

Total revenues increased $20 million, or 4%, for the first quarter of 2014 compared with the first quarter of 2013, largely due to the $19 million increase in Retail revenues resulting from the following:

•	A $21 million increase in the average retail price resulting from the January 1, 2014 price increase authorized by the OPUC in the Company’s 2014 General Rate Case; and

•
A $5 million increase related to an increase in the average retail price for the amortization of deferred costs related to four capital projects beginning January 1, 2014 (offset in Depreciation and amortization expense); partially offset by

•
A $7 million decrease related to lower volumes of energy delivered largely driven by the 2.5% decline in residential energy deliveries. Additionally, commercial and industrial energy deliveries combined were down 1% in the first quarter of 2014 compared to the first quarter of 2013.

Total heating degree-days for the first quarter of 2014 were 1% lower than the first quarter of 2013 and 1% above average. The following table indicates the number of heating degree-days for the first quarters of 2014 and 2013, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days
	2014	2013
January	724	835
February	683	569
March	484	498
First quarter	1,891	1,902
15-year average for the year-to-date	1,864	1,850

Wholesale revenues for the first quarter of 2014 increased $1 million, or 6%, from the first quarter of 2013, and consisted of $6 million related to a 51% increase in average wholesale price partially offset by $5 million related to a 29% decrease in wholesale sales volume.

Purchased power and fuel expense decreased $8 million, or 4%, for the first quarter of 2014 compared with the first quarter of 2013. The decrease consisted of $6 million related to a 3% decrease in total system load and $2 million related to a 1% decrease in the average variable power cost per MWh. The decrease in the average variable power cost to $34.50 per MWh in the first quarter of 2014 compared with $34.79 per MWh in the first quarter of 2013 was driven by a decrease in the cost of natural-gas fired generation combined with an increase in energy received from hydro generating resources, partially offset by an increase in the cost of purchased power and a decrease in energy received from wind generating resources. In addition, the Company incurred approximately $2 million of incremental replacement power costs related to the outage of Colstrip Unit 4 during January 2014.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows for the periods presented:

	Three Months Ended March 31,
	2014		2013
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	1,233	23%	1,361	25%
Natural gas	948	18	976	18
Total thermal	2,181	41	2,337	43
Hydro	533	10	481	9
Wind	217	4	245	4
Total generation	2,931	55	3,063	56
Purchased power:
Term	1,220	23	1,310	24
Hydro	378	7	393	7
Wind	63	1	66	1
Spot	747	14	684	12
Total purchased power	2,408	45	2,453	44
Total system load	5,339	100%	5,516	100%
Less: wholesale sales	(381)		(540)
Retail load requirement	4,958		4,976

Energy from PGE-owned wind generating resources (Biglow Canyon) decreased 11% in the first quarter of 2014 compared to the first quarter of 2013, due to less favorable wind conditions in 2014, and represented 4% of the Company’s retail load requirement for the first quarter of 2014, compared with 5% for the first quarter of 2013. Energy received from Biglow Canyon fell short of that projected in PGE’s AUT by 11% in the first quarters of 2014 and 2013.

Energy received from hydro resources during the first quarter of 2014, from both PGE-owned generating plants and purchased from mid-Columbia projects, increased 4% compared with the first quarter of 2013 primarily due to more favorable hydro conditions in 2014. These resources provided approximately 18% of the Company’s retail load requirement during the first quarters of 2014 and 2013. Through March, total energy received from hydro resources approximated projected levels included in the AUT for 2014, compared with the same period of 2013, which fell below such projected levels included in the AUT for 2013 by 3%.

The following table presents the forecast of the April-to-September 2014 runoff (issued April 24, 2014), along with actual for 2013, at particular points of major rivers relevant to PGE’s hydro resources (as a percentage of normal, as measured over the 30-year period from 1971 through 2000):

	Runoff as a Percent of Normal *
Location	2014 Forecast	2013 Actual
Columbia River at The Dalles, Oregon	107%	100%
Mid-Columbia River at Grand Coulee, Washington	110	108
Clackamas River at Estacada, Oregon	91	102
Deschutes River at Moody, Oregon	97	98

*  Volumetric water supply percentages for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC consists of Purchased power and fuel expense net of Wholesale revenues and decreased approximately $9 million for the first quarter of 2014 compared with the first quarter of 2013. The decrease was due to a 3% decline in total system load and a 29% decrease in wholesale sales volume, partially offset by a 51% increase in the average wholesale sales price. For the first quarters of 2014 and 2013, actual NVPC was $3 million and $1 million, respectively, below baseline NVPC.

Production and distribution expense increased $3 million, or 6%, in the first quarter of 2014 compared with the first quarter of 2013. The increase is largely due to higher storm and service restoration costs and higher operating costs as a result of the Company’s ownership percent of Boardman increasing to 80% from 65% on December 31, 2013. Partially offsetting the increases was a $3 million decrease due to a reserve recorded in the first quarter of 2013 related to the Company’s benchmark bid, which was not selected as a winning bid in the request for proposal for renewable resources pursuant to PGE’s most recent IRP.

Depreciation and amortization expense increased $13 million, or 21%, in the first quarter of 2014 compared with the first quarter of 2013, with $8 million related to timing of the deferral and amortization of costs of four capital projects as authorized in the Company’s 2011 General Rate Case. In the first quarter of 2013, PGE deferred $4 million of costs related to these four projects and in the first quarter of 2014, the Company recorded $4 million of amortization expense related to the recovery of these costs (offset in Retail revenues). In addition, capital additions increased Depreciation and amortization expense by $5 million.

Taxes other than income taxes expense increased $1 million, or 4%, primarily due to higher property taxes resulting from increased property values.

Interest expense in the first quarter of 2014 was comparable with the first quarter of 2013. A $3 million increase related to an increase in the average balance of debt outstanding in the first quarter of 2014 was largely offset by an increase in the allowance for borrowed funds used during construction resulting from a higher average CWIP balance driven by the construction of PW2, Carty and Tucannon River.

Other income, net increased $2 million, or 67%, in the first quarter of 2014 compared with the first quarter of 2013, primarily due to an increase in the allowance for equity funds used during construction from the higher average CWIP balance, partially offset by a decrease in earnings from the Non-qualified benefit plan trust assets.

Income tax expense increased $3 million in the first quarter of 2014 compared with the first quarter of 2013, with effective tax rates of 25.6% and 26.2%, respectively. The increase in income tax expense and decrease in the effective tax rate are primarily due to an increase in estimated annual pre-tax income for 2014 compared to 2013 combined with a decrease in estimated annual production tax credits, partially offset by a favorable income tax benefit in 2014 related to an increase in the allowance for equity funds used during construction.

Liquidity and Capital Resources

Capital Requirements

The following table presents PGE’s estimated cash requirements for the years indicated (in millions, excluding AFDC):

	2014		2015	2016	2017	2018
Ongoing capital expenditures (1)	$330		$290	$290	$250	$240
Port Westward Unit 2	135		10	—	—	—
Tucannon River Wind Farm	390		15	—	—	—
Carty Generating Station	115		165	35	—	—
Hydro licensing and construction (2)	40		20	10	5	5
Total capital expenditures	$1,010	(3)	$500	$335	$255	$245
Long-term debt maturities	$—		$70	$67	$58	$75

(1)	Consists primarily of upgrades to, and replacement of, transmission, distribution, and generation infrastructure, as well as new customer connections.

(2)	Relate primarily to modifications to the Company’s hydro facilities to enhance fish passage and survival, as required by conditions contained in the operating licenses.

(3)	Includes preliminary engineering and removal costs, which are included in other net operating activities in the condensed consolidated statements of cash flows.

For a discussion concerning PGE’s ability to fund its future capital requirements, see “Debt and Equity Financings” in this Item 2.

Port Westward Unit 2—PW2 is a 220 MW natural gas-fired plant that is currently under construction. PW2 will be located adjacent to the Company’s Port Westward and Beaver natural gas-fired generating plants near Clatskanie, Oregon at an estimated total cost of $300 million, excluding AFDC. Construction commenced in May 2013, with the plant expected to be online in the first quarter of 2015. As of March 31, 2014, $194 million, including AFDC, is included in CWIP for PW2.

Tucannon River Wind Farm—Tucannon River is a wind farm under construction with a nameplate capacity of 267 MW, consisting of 116 turbines each with a generating capacity of 2.3 MWs. Tucannon River will be located in southeastern Washington at an estimated cost of $500 million, excluding AFDC. Construction commenced in September 2013, with the wind farm expected to be online between December 2014 and March 31, 2015. As of March 31, 2014, $155 million, including AFDC, is included in CWIP for Tucannon River.

Carty Generating Station—Carty is a 440 MW natural gas-fired power plant that is currently under construction. Carty will be located in Eastern Oregon, adjacent to Boardman, at an estimated total cost of $450 million, excluding AFDC. Construction commenced in January 2014, with the plant expected to be online in 2016. As of March 31, 2014, $160 million, including AFDC, is included in CWIP for Carty.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2014	2013
Cash and cash equivalents, beginning of period	$107	$12
Net cash provided by (used in):
Operating activities	158	165
Investing activities	(179)	(107)
Financing activities	(22)	(37)
(Decrease) increase in cash and cash equivalents	(43)	21
Cash and cash equivalents, end of period	$64	$33

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, such as depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The $7 million decrease in net cash flows from operating activities in the first quarter of 2014 compared with the first quarter of 2013 was largely due to changes in PGE’s margin deposit requirements and accounts receivable and unbilled revenues balances, partially offset by an increase in Net income and cash received from Bonneville Power Administration to be returned to customers pursuant to the Residential Exchange Program.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. PGE estimates that such charges in 2014 will range from $295 million to $305 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $540 million to $560 million.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities. The $72 million increase in net cash used in investing activities in the first quarter of 2014 compared with the first quarter of 2013 was due to a $77 million increase in capital expenditures driven by the construction of three new generation projects (PW2, Tucannon River and Carty), partially offset by proceeds received of $4 million in the first quarter of 2014 for the sale of property.

The Company plans approximately $1 billion of capital expenditures for 2014, which compares to 2013 capital expenditures of $656 million. PGE plans to fund the 2014 capital expenditures with cash expected to be generated from operations during 2014, as discussed above, as well as with issuances of debt securities. For additional information, see “Capital Requirements” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 2.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the first quarter of 2014, net cash used in such activities consisted of the payment of dividends of $22 million. During the first quarter of 2013, net cash used in financing activities consisted of the repayment of commercial paper of $17 million and the payment of dividends of $20 million.

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

During the first quarter of 2014, the Board of Directors declared a quarterly common stock dividend of $0.275 per common share for a total of $22 million, with payments made on April 15, 2014 to shareholders of record at the close of business on March 25, 2014.

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

PGE expects to fund 2014 estimated capital requirements with cash from operations (which is expected to range from $540 million to $560 million) and a combination of proceeds from long-term loans and issuances of debt securities.

In mid-May 2014, PGE expects to enter into: i) an unsecured bank loan arrangement under which the Company would obtain long-term loans in an aggregate amount of approximately $305 million over the subsequent 3-month period; and ii) a bond purchase agreement for the issuance of approximately $280 million of First Mortgage Bonds (FMBs) with funds to be received in the second half of 2014. These financing arrangements are subject to the Company obtaining OPUC-approval to increase its authority to issue long-term debt up to $700 million from $400 million. These financing arrangements are expected to be structured to allow for the receipt of funds in increments that generally align with the timing of the Company’s cash needs.

PGE expects to issue the balance of the equity securities available under the EFSA in the first half of 2015, with none expected in 2014.

Short-term Debt. PGE has approval from the FERC to issue short-term debt up to a total of $900 million through February 6, 2016 and currently has the following unsecured revolving credit facilities:

•	A $400 million syndicated credit facility scheduled to terminate November 2018; and

•	A $300 million syndicated credit facility scheduled to terminate December 2017.

These revolving credit facilities supplement operating cash flow and provide a primary source of liquidity. Pursuant to the terms of the agreements, the revolving credit facilities may be used for general corporate purposes, backup for commercial paper borrowings, and the issuance of standby letters of credit.

As of March 31, 2014, PGE had no borrowings outstanding under the revolving credit facilities, no commercial paper outstanding, and $15 million of letters of credit issued. As of March 31, 2014, the aggregate available capacity under the revolving credit facilities was $685 million.

Additionally, the Company has two letters of credit facilities under which it may issue letters of credit in an aggregate amount not to exceed $60 million. As of March 31, 2014, the Company had $45 million of letters of credit issued, with an aggregate available capacity under the letters of credit facilities of $15 million.

Long-term Debt. As of March 31, 2014, total long-term debt outstanding was $1,916 million, of which $70 million matures in January 2015 and is classified as current. In addition, PGE owns $21 million of its Pollution Control Revenue Bonds, which may be remarketed at a later date, at the Company’s option.

Equity. PGE has an EFSA, whereby a forward counterparty borrowed 11,100,000 shares of the Company’s common stock from third parties and such borrowed shares were sold in a registered public offering in 2013. PGE receives proceeds from the sale of the common stock when the EFSA is physically settled. In 2013, the Company issued 700,000 shares pursuant to the EFSA and received net proceeds of $20 million. As of March 31, 2014, the Company could have physically settled the EFSA by delivering 10,400,000 shares of PGE common stock to the forward counterparty in exchange for cash of $284 million. The Company anticipates physical settlement of the EFSA by delivery of newly issued shares on or before June 11, 2015. For additional information on the EFSA, see Note 6, Equity, in the Notes to the Condensed Consolidated Financial Statements.

Capital Structure. PGE’s financial objectives include the balancing of debt and equity to maintain a low weighted average cost of capital while retaining sufficient flexibility to meet the Company’s financial obligations. The Company attempts to maintain a common equity ratio (common equity to total consolidated capitalization, including current debt maturities) of approximately 50%. Achievement of this objective, while sustaining sufficient cash flow, is necessary to maintain investment grade credit ratings and allow access to long-term capital at attractive interest rates. PGE’s common equity ratios were 49.2% and 48.7% as of March 31, 2014 and December 31, 2013, respectively.

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

As of March 31, 2014, PGE had posted approximately $24 million of collateral with these counterparties, consisting of $17 million in cash and $7 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of March 31, 2014, the approximate amount of additional collateral that could be requested upon a single agency downgrade to below investment grade was approximately $66 million and decreases to approximately $33 million by December 31, 2014, and $27 million by December 31, 2015. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade was approximately $167 million at March 31, 2014 and decreases to approximately $102 million by December 31, 2014, and $72 million by December 31, 2015.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing under the credit facilities would increase.

The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the FMBs. PGE estimates that on March 31, 2014, under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust, the Company could have issued up to approximately $232 million of additional FMBs. PGE expects that its capacity to issue FMBs will increase when the impact of the $52 million expense related to the Cascade Crossing Transmission Project, recorded in June 2013, will no longer be included in this issuance test, which is expected when the Company files its Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2014. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges or other dispositions of property.

PGE’s credit facilities contain customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt ratio). As of March 31, 2014, the Company’s debt ratio, as calculated under the credit agreements, was 50.8%.

Off-Balance Sheet Arrangements

PGE has an EFSA under which the Company may settle such agreement with the issuance of PGE common stock, for cash or net share settlement from time to time, in whole or part, through June 11, 2015. For additional information on the EFSA, see Note 6, Equity, in the Notes to the Condensed Consolidated Financial Statements.

PGE has no other off-balance sheet arrangements other than outstanding letters of credit from time to time that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

PGE’s contractual obligations for 2014 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 14, 2014. Such obligations have not changed materially as of March 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

PGE is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, foreign currency exchange rates, and interest rates, as well as credit risk. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 14, 2014.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in PGE’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For further information regarding PGE’s legal proceedings, see “Legal Proceedings” set forth in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 14, 2014.

Citizens’ Utility Board of Oregon v. Public Utility Commission of Oregon and Utility Reform Project and
Colleen O’Neill v. Public Utility Commission of Oregon, Public Utility Commission of Oregon, Marion
County Oregon Circuit Court, the Court of Appeals of the State of Oregon, and the Oregon Supreme Court.

On October 18, 2013, the Oregon Supreme Court granted plaintiffs’ petition seeking review of the February 6, 2013 Oregon Court of Appeals decision. Oral argument occurred in March 2014 and the parties now await the Oregon Supreme Court’s decision.

Puget Sound Energy, Inc. v. All Jurisdictional Sellers of Energy and/or Capacity at Wholesale Into Electric Energy and/or Capacity Markets in the Pacific Northwest, Including Parties to the Western System Power Pool Agreement, Federal Energy Regulatory Commission and Ninth Circuit Court of Appeals (collectively, Pacific Northwest Refund proceeding).

In 2001, the FERC called for a hearing to explore whether there may have been unjust and unreasonable charges for spot market sales of electricity in the Pacific Northwest from December 25, 2000 through June 20, 2001 (Pacific Northwest Refund proceeding). During that period, PGE both sold and purchased electricity in the Pacific Northwest. Although FERC’s original decision terminated the proceeding and denied the claims for refunds, upon appeal of this decision to the Ninth Circuit, the Court remanded the case to the FERC to, among other things, address market manipulation evidence and account for the evidence in any future orders regarding the award or denial of refunds in the proceedings.

In response to the Ninth Circuit remand, the FERC issued several procedural orders that established an evidentiary hearing, defined the scope of the hearing, and described the burden of proof that must be met to justify abrogation of the contracts at issue and the imposition of refunds. The orders held that the Mobile-Sierra public interest standard governs challenges to the bilateral contracts at issue in this proceeding, and the strong presumption under Mobile-Sierra that the rates charged under each contract are just and reasonable would have to be specifically overcome either by: i) a showing that a respondent had violated a contract or tariff and that the violation had a direct connection to the rate charged under the applicable contract; or ii) a showing that the contract rate at issue imposed an excessive burden or seriously harmed the public interest. The FERC also expanded the scope of the hearing to allow parties to pursue refunds for transactions between January 1, 2000 and December 24, 2000 under Section 309 of the Federal Power Act by showing violations of a filed tariff or rate schedule or of a statutory requirement. The FERC directed the presiding judge, if necessary, to determine a refund methodology and to calculate refunds, but held that a market-wide remedy was not appropriate, given the bilateral contract nature of the Pacific Northwest spot markets. Refund claimants have filed petitions for appeal of these procedural orders with the Ninth Circuit.

Pursuant to a FERC-ordered settlement process, the Company received notice of two claims for refunds in the first phase of the remand proceeding and reached agreements to settle both claims for an immaterial amount. The FERC approved both settlements during 2012.

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

The above-referenced settlements resulted in a release for the Company as a named respondent in the first phase of the remand proceedings, which are limited to initial and direct claims for refunds, but there remains a possibility that additional claims related to this matter could be asserted against the Company in a subsequent phase of the proceeding if refunds are ordered against some or all of the current respondents.

During the first phase of the remand hearing, now completed, two sets of refund proponents, the City of Seattle, Washington (Seattle) and various California parties on behalf of the California Energy Resource Scheduling division of the California Department of Water Resources (CERS), presented cases alleging that multiple respondents had engaged in unlawful activities and caused severe financial harm that justified the imposition of refunds. After conclusion of the hearing, the presiding Administrative Law Judge issued an Initial Decision on March 28, 2014 finding: i) that Seattle did not carry its Mobile-Sierra burden with respect to its refund claims against any of its respondent sellers; and ii) that the California representatives of CERS did not carry their Mobile-Sierra burden with respect to one of CERS’ respondents, but did find evidence of unlawful activity in the implementation of multiple transactions and bad faith in the formation of as many as 119 contracts by the last remaining CERS respondent. The Administrative Law Judge scheduled a second phase of the hearing to commence after a final FERC decision on the Initial Decision. In the second phase, the last respondent will have an opportunity to produce additional evidence as to why its transactions should be considered legitimate and why refunds should not be ordered. If the FERC requires one or more respondents to make refunds, it is possible that such respondent(s) will attempt to recover similar refunds from their suppliers, including the Company.

Item 1A.	Risk Factors.

There have been no material changes to PGE’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 14, 2014.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	April 28, 2014	By:	/s/ James F. Lobdell
James F. Lobdell
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)