Form 10-Q
period 2014-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2014-07-29
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares of common stock outstanding as of July 24, 2014 is 78,203,099 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues, net	$423	$403	$916	$876
Operating expenses:
Purchased power and fuel	142	156	326	348
Production and distribution	67	64	121	115
Cascade Crossing transmission project	—	52	—	52
Administrative and other	56	55	110	109
Depreciation and amortization	73	62	148	124
Taxes other than income taxes	27	25	55	52
Total operating expenses	365	414	760	800
Income (loss) from operations	58	(11)	156	76
Interest expense	23	25	48	50
Other income:
Allowance for equity funds used during construction	9	2	15	4
Miscellaneous income, net	1	1	—	2
Other income, net	10	3	15	6
Income (loss) before income tax expense (benefit)	45	(33)	123	32
Income tax expense (benefit)	10	(11)	30	6
Net income (loss) and Comprehensive income (loss)	35	(22)	93	26
Less: net loss attributable to noncontrolling interests	—	—	—	(1)
Net income (loss) and Comprehensive income (loss)attributable to Portland General Electric Company	$35	$(22)	$93	$27

Weighted-average shares outstanding (in thousands):
Basic	78,183	75,935	78,154	75,772
Diluted	80,051	75,935	79,742	75,893

Earnings (loss) per share:
Basic	$0.44	$(0.29)	$1.19	$0.36
Diluted	$0.43	$(0.29)	$1.16	$0.36

Dividends declared per common share	$0.280	$0.275	$0.555	$0.545

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$97	$107
Accounts receivable, net	121	146
Unbilled revenues	74	104
Inventories	85	65
Regulatory assets—current	38	66
Other current assets	98	103
Total current assets	513	591
Electric utility plant, net	5,324	4,880
Regulatory assets—noncurrent	399	464
Nuclear decommissioning trust	83	82
Non-qualified benefit plan trust	33	35
Other noncurrent assets	47	49
Total assets	$6,399	$6,101

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	June 30, 2014	December 31, 2013
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$181	$173
Liabilities from price risk management activities—current	32	49
Current portion of long-term debt	70	—
Accrued expenses and other current liabilities	174	171
Total current liabilities	457	393
Long-term debt, net of current portion	2,071	1,916
Regulatory liabilities—noncurrent	913	865
Deferred income taxes	613	586
Unfunded status of pension and postretirement plans	160	154
Non-qualified benefit plan liabilities	101	101
Asset retirement obligations	105	100
Liabilities from price risk management activities—noncurrent	83	141
Other noncurrent liabilities	24	25
Total liabilities	4,527	4,281
Commitments and contingencies (see notes)
Equity:
Portland General Electric Company shareholders’ equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, no par value, 160,000,000 shares authorized; 78,202,241 and 78,085,559 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	914	911
Accumulated other comprehensive loss	(5)	(5)
Retained earnings	962	913
Total Portland General Electric Company shareholders’ equity	1,871	1,819
Noncontrolling interests’ equity	1	1
Total equity	1,872	1,820
Total liabilities and equity	$6,399	$6,101

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$93	$26
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	124
Cascade Crossing transmission project	—	52
Decrease in net liabilities from price risk management activities	(84)	(16)
Regulatory deferrals—price risk management activities	84	16
Deferred income taxes	20	(1)
Pension and other postretirement benefits	17	20
Allowance for equity funds used during construction	(15)	(4)
Regulatory deferral of settled derivative instruments	6	10
Decoupling mechanism deferrals, net of amortization	(3)	(5)
Other non-cash income and expenses, net	12	10
Changes in working capital:
Decrease in accounts receivable and unbilled revenues	55	39
Decrease in margin deposits, net	7	12
Decrease in accounts payable and accrued liabilities	(29)	(13)
Other working capital items, net	(14)	11
Cash received to be returned to customers pursuant to the Residential Exchange Program	14	1
Other, net	(9)	(3)
Net cash provided by operating activities	302	279
Cash flows from investing activities:
Capital expenditures	(501)	(260)
Sales of nuclear decommissioning trust securities	9	14
Purchases of nuclear decommissioning trust securities	(10)	(15)
Proceeds from sale of property	4	—
Other, net	4	2
Net cash used in investing activities	(494)	(259)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$225	$150
Payments on long-term debt	—	(50)
Proceeds from issuance of common stock, net of issuance costs	—	47
Borrowings on short-term debt	—	35
Payments on short-term debt	—	(35)
Maturities of commercial paper, net	—	(17)
Dividends paid	(43)	(41)
Debt issuance costs	—	(2)
Net cash provided by financing activities	182	87
Change in cash and cash equivalents	(10)	107
Cash and cash equivalents, beginning of period	107	12
Cash and cash equivalents, end of period	$97	$119

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$45	$45
Cash paid for income taxes	11	6
Non-cash investing and financing activities:
Accrued dividends payable	23	21
Accrued capital additions	105	34
Preliminary engineering costs transferred to Construction work-in-progress from Other noncurrent assets	—	9

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity in the state of Oregon. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to obtain reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. PGE’s corporate headquarters are located in Portland, Oregon and its approximately 4,000 square mile, state-approved service area allocation is located entirely within the state of Oregon, encompassing 52 incorporated cities, of which Portland and Salem are the largest. As of June 30, 2014, PGE served 841,930 retail customers with a service area population of approximately 1.7 million, comprising approximately 44% of the state’s population.

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

To conform with the 2014 presentation, PGE has reclassified Margin deposits of $9 million with Other current assets in the condensed consolidated balance sheet as of December 31, 2013. In addition, the Company has separately presented Cash received to be returned to customers pursuant to the Residential Exchange Program of $1 million from Other, net and reclassified Power cost deferrals, net of amortization of $3 million to Other non-cash income and expenses, net in the operating activities section of the condensed consolidated statement of cash flows for the six months ended June 30, 2013.

The financial information included herein for the three and six month periods ended June 30, 2014 and 2013 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated results of operations and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs may not be reflective of amounts to be recognized for a full year. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and natural gas, interim financial results do not necessarily represent those to be expected for the year. The financial information as of December 31, 2013 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 14, 2014, which should be read in conjunction with such condensed consolidated financial statements.

Comprehensive Income

PGE had no material components of other comprehensive income to report for the three and six month periods ended June 30, 2014 and 2013.

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

Recent Accounting Pronouncement

Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), creates a new Topic 606 and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized that consists of: i) identify the contract with the customer; ii) identify the performance obligations in the contract; iii) determine the transaction price; iv) allocate the transaction price to the performance obligations; and v) recognize revenue when or as each performance obligation is satisfied. Companies can transition to the requirements of this ASU either retrospectively or as a cumulative-effect adjustment as of the date of adoption, which is January 1, 2017 for the Company, with early adoption prohibited. The impact on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows of the adoption of ASU 2014-09 is not known at this time.

NOTE 2: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable is net of an allowance for uncollectible accounts of $7 million and $6 million as of June 30, 2014 and December 31, 2013, respectively.

The activity in the allowance for uncollectible accounts is as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Balance as of beginning of period	$6	$5
Provision, net	4	3
Amounts written off, less recoveries	(3)	(3)
Balance as of end of period	$7	$5

Inventories

PGE inventories, which are recorded at average cost, consist primarily of materials and supplies for use in operations, maintenance, and capital activities and fuel for use in generating plants. Fuel inventories include natural

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

gas, coal, and oil. The Company assesses the realizability of inventory for purposes of determining that inventory is recorded at the lower of average cost or market.

Other Current Assets

Other current assets consist of the following (in millions):

	June 30, 2014	December 31, 2013
Current deferred income tax asset	$43	$42
Prepaid expenses	32	38
Assets from price risk management activities	18	13
Margin deposits	2	9
Other	3	1
Other current assets	$98	$103

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	June 30, 2014	December 31, 2013
Electric utility plant	$7,213	$7,095
Construction work-in-progress	926	508
Total cost	8,139	7,603
Less: accumulated depreciation and amortization	(2,815)	(2,723)
Electric utility plant, net	$5,324	$4,880

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $182 million and $170 million as of June 30, 2014 and December 31, 2013, respectively. Amortization expense related to intangible assets was $6 million for the three months ended June 30, 2014 and 2013, and $12 million and $11 million for the six months ended June 30, 2014 and 2013, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

During the second quarter of 2013, PGE charged to expense $52 million of costs previously included in construction work-in-progress (CWIP) related to the Cascade Crossing Transmission Project (Cascade Crossing), which was originally proposed as a 215-mile, 500 kV transmission project between Boardman, Oregon and Salem, Oregon. Based on an updated forecast of demand and future transmission capacity in the region, PGE determined in the second quarter of 2013 that the original projections of transmission capacity limitations contemplated in the Company’s 2009 Integrated Resource Plan, as acknowledged by the Public Utility Commission of Oregon (OPUC), were not likely to fully materialize. As a result, PGE and Bonneville Power Administration (BPA) worked toward refining the scope of the project and executed a non-binding memorandum of understanding (MOU) in May 2013. In connection with the MOU, the parties explored a new option under which BPA could provide PGE with ownership of approximately 1,500 MW of transmission capacity rights. As a result of the changed conditions reflected in the MOU, PGE also suspended permitting and development of Cascade Crossing and charged the capitalized costs related to Cascade Crossing to expense in the second quarter of 2013. In October 2013, the parties determined that they would not be able to reach an agreement on the financial terms for the proposed ownership of transmission capacity rights and, therefore, agreed to discontinue discussions on this option. The Company determined that, under conditions at that time, the best option for meeting its transmission needs is to continue to

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

acquire transmission service offered under BPA’s Open Access Transmission Tariff. PGE has determined that it will not seek recovery of these costs.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	June 30, 2014			December 31, 2013
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$14		$78	$36		$140
Pension and other postretirement plans	—		185	—		194
Deferred income taxes	—		81	—		76
Deferred broker settlements	7		—	12		1
Debt reacquisition costs	—		16	—		17
Deferred capital projects	8		19	16		18
Other	9		20	2		18
Total regulatory assets	$38		$399	$66		$464
Regulatory liabilities:
Asset retirement removal costs	$—		$776	$—		$747
Trojan decommissioning activities	—		43	—		41
Asset retirement obligations	—		39	—		39
Other	5		55	1		38
Total regulatory liabilities	$5	*	$913	$1	*	$865

*	Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	June 30, 2014	December 31, 2013
Accrued employee compensation and benefits	$42	$46
Accrued interest payable	23	23
Accrued dividends payable	23	22
Accrued taxes payable	19	21
Regulatory liabilities—current	5	1
Other	62	58
Total accrued expenses and other current liabilities	$174	$171

Credit Facilities

PGE has the following unsecured revolving credit facilities as of June 30, 2014:

•	A $400 million syndicated credit facility, which is scheduled to expire in November 2018; and

•	A $300 million syndicated credit facility, which is scheduled to expire in December 2017.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Pursuant to the terms of the agreements, both revolving credit facilities may be used for general corporate purposes and as backup for commercial paper borrowings, and also permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. Both revolving credit facilities contain provisions for two, one-year extensions that are subject to approval by the banks, require annual fees based on PGE’s unsecured credit ratings, and contain customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreements, to 65% of total capitalization. As of June 30, 2014, PGE was in compliance with this covenant with a 53.4% debt to total capital ratio.

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

PGE classifies borrowings under the revolving credit facilities and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets. As of June 30, 2014, PGE had no borrowings outstanding under the revolving credit facilities, no commercial paper outstanding, and $9 million of letters of credit issued. As of June 30, 2014, the aggregate available capacity under the credit facilities was $691 million.

In addition, the Company has two $30 million letter of credit facilities, which are scheduled to terminate in September and October 2014. As of June 30, 2014, PGE had issued $54 million of letters of credit under these facilities, with an aggregate available capacity of $6 million.

Long-term Debt

In May 2014, PGE entered into an unsecured credit agreement with certain financial institutions, under which the Company may obtain four separate term loans in an aggregate principal amount of $305 million. During the second quarter of 2014, PGE obtained the following three term loans:

•	$75 million on May 12, 2014;

•	$75 million on June 2, 2014; and

•	$75 million on June 30, 2014.

The Company obtained the fourth term loan in the amount of $80 million on July 21, 2014. The term loan interest rates are set at the beginning of the interest period for periods of 1-month, 3-months or 6-months, as selected by PGE and are based on the London Interbank Offered Rate (LIBOR) plus 70 basis points (approximately 0.9% as of June 30, 2014), with no other fees.

The credit agreement expires October 30, 2015, at which time any amounts outstanding under the term loans become due and payable. Upon the occurrence of certain events of default, the Company’s obligations under the credit agreement may be accelerated. Such events of default include payment defaults to lenders under the credit agreement, covenant defaults and other customary defaults.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Additionally, in May 2014, PGE entered into a bond purchase agreement with certain institutional buyers (Buyers) under which the Company agreed to sell to the Buyers, in three tranches, an aggregate principal amount of $280 million of First Mortgage Bonds (FMBs) as follows:

•	On or about August 15, 2014, $100 million of 4.39% Series FMBs due 2045;

•	On or about October 15, 2014, $100 million of 4.44% Series FMBs due 2046; and

•	On or about November 17, 2014, $80 million of 3.51% Series FMBs due 2024.

Pension and Other Postretirement Benefits

Components of net periodic benefit cost are as follows (in millions):

	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2014	2013	2014	2013	2014	2013
Three Months Ended June 30:
Service cost	$3	$4	$1	$—	$—	$—
Interest cost	8	8	1	1	1	1
Expected return on plan assets	(10)	(10)	(1)	(1)	—	—
Amortization of prior service cost	—	—	1	1	—	—
Amortization of net actuarial loss	5	6	—	—	—	—
Net periodic benefit cost	$6	$8	$2	$1	$1	$1

Six Months Ended June 30:
Service cost	$7	$8	$1	$1	$—	$—
Interest cost	17	16	2	2	1	1
Expected return on plan assets	(20)	(20)	(1)	(1)	—	—
Amortization of prior service cost	—	—	1	1	—	—
Amortization of net actuarial loss	9	12	—	—	—	—
Net periodic benefit cost	$13	$16	$3	$3	$1	$1

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate fair value as of June 30, 2014 and December 31, 2013, and then classifies these financial assets and liabilities based on a fair value hierarchy. The fair value hierarchy is used to prioritize the inputs to the valuation techniques used to measure fair value. These three levels and application to the Company are discussed below.

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

PGE recognizes transfers between levels in the fair value hierarchy as of the end of the reporting period for all its financial instruments. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels during the three and six month periods ended June 30, 2014 and 2013, except those transfers from Level 3 to Level 2 presented in this note.

The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust: (1)
Money market funds	$—	$59	$—	$59
Debt securities:
Domestic government	8	6	—	14
Corporate credit	—	10	—	10
Non-qualified benefit plan trust: (2)
Equity securities—domestic	4	2	—	6
Debt securities—domestic government	1	—	—	1
Assets from price risk management activities: (1) (3)
Electricity	—	8	—	8
Natural gas	—	12	3	15
	$13	$97	$3	$113
Liabilities—Liabilities from price risk management activities:(1) (3)
Electricity	$—	$4	$80	$84
Natural gas	—	19	12	31
	$—	$23	$92	$115

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Excludes insurance policies of $26 million, which are recorded at cash surrender value.

(3)	For further information, see Note 4, Price Risk Management.

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

Assets and liabilities from price risk management activities are recorded at fair value in PGE’s condensed consolidated balance sheets and consist of derivative instruments entered into by the Company to manage its exposure to commodity price risk and foreign currency exchange rate risk, and reduce volatility in net variable power costs (NVPC) for the Company’s retail customers. For additional information regarding these assets and liabilities, see Note 4, Price Risk Management.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

			Valuation Technique	Significant Unobservable Input	Price per Unit
	Fair Value						Weighted Average
Commodity Contracts	Assets	Liabilities			Low	High
	(in millions)
As of June 30, 2014:
Electricity physical forward	$—	$69	Discounted cash flow	Electricity forward price (per MWh)	$11.85	$98.71	$42.61
Natural gas financial swaps	3	12	Discounted cash flow	Natural gas forward price (per Decatherm)	3.41	5.52	4.03
Electricity financial futures	—	11	Discounted cash flow	Electricity forward price (per MWh)	11.92	47.53	39.87
	$3	$92
As of December 31, 2013:
Electricity physical forward	$—	$103	Discounted cash flow	Electricity forward price (per MWh)	$9.63	$77.95	$40.18
Natural gas financial swaps	—	23	Discounted cash flow	Natural gas forward price (per Decatherm)	3.16	4.49	3.71
Electricity financial futures	1	14	Discounted cash flow	Electricity forward price (per MWh)	9.63	46.07	33.01
	$1	$140

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance as of the beginning of the period	$131	$45	$139	$16
Net realized and unrealized (gains) losses*	(44)	11	(55)	15
Purchases	—	—	—	25
Transfers out of Level 3 to Level 2	2	—	5	—
Balance as of the end of the period	$89	$56	$89	$56

*
Contains nominal amounts of realized losses. Both realized and unrealized (gains) losses are recorded in Purchased power and fuel expense in the condensed consolidated statements of operations of which the unrealized portion is fully offset by the effects of regulatory accounting until settlement of the underlying transactions.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the three and six month periods ended June 30, 2014 and 2013, there were no transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers in and transfers out of Level 3 at the end of the reporting period for all of its financial instruments. Transfers from Level 2 to Level 1 for the Company’s price risk management assets and liabilities do not occur as quoted prices are not available for identical instruments. As such, the Company’s assets and liabilities from price risk management activities mature and settle as Level 2 fair value measurements.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The fair value of the Company’s FMBs and Pollution Control Bonds is classified as a Level 2 fair value measurement and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to PGE for debt of similar remaining maturities. The fair value of PGE’s unsecured term bank loans is classified as Level 3 fair value measurement and is estimated based on the terms of the loans and the Company’s creditworthiness. These significant unobservable inputs to the Level 3 fair value measurement include the interest rate and the length of the loan. The estimated fair value of the Company’s unsecured term bank loans approximates their carrying value.

As of June 30, 2014, the carrying amount of PGE’s long-term debt was $2,141 million and its estimated aggregate fair value was $2,408 million, consisting of $2,183 million and $225 million classified as Level 2 and Level 3, respectively, in the fair value hierarchy. As of December 31, 2013, the carrying amount of PGE’s long-term debt was $1,916 million and its estimated aggregate fair value was $2,074 million, all classified as Level 2 in the fair value hierarchy.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE utilizes derivative instruments to manage its exposure to commodity price risk and foreign currency exchange rate risk in order to reduce volatility in NVPC for its retail customers. These derivative instruments may include forwards, futures, swaps, and option contracts for electricity, natural gas, oil, and foreign currency, which are recorded at fair value on the condensed consolidated balance sheets, with changes in fair value recorded in the condensed consolidated statements of operations. In accordance with the ratemaking and cost recovery processes authorized by the OPUC, PGE recognizes a regulatory asset or liability to defer the gains and losses from derivative instruments until settlement of the associated derivative instrument. PGE may designate certain derivative instruments as cash flow hedges or may use derivative instruments as economic hedges. The Company does not engage in trading activities for non-retail purposes.

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	June 30, 2014		December 31, 2013
Current assets:
Commodity contracts:
Electricity	$8		$9
Natural gas	10		4
Total current derivative assets	18	(1)	13	(1)
Noncurrent assets:
Commodity contracts:
Electricity	—		1
Natural gas	5		—
Total noncurrent derivative assets	5	(2)	1	(2)
Total derivative assets not designated as hedging instruments	$23		$14
Total derivative assets	$23		$14
Current liabilities:
Commodity contracts:
Electricity	$18		$20
Natural gas	14		29
Total current derivative liabilities	32		49
Noncurrent liabilities:
Commodity contracts:
Electricity	66		107
Natural gas	17		34
Total noncurrent derivative liabilities	83		141
Total derivative liabilities not designated as hedging instruments	$115		$190
Total derivative liabilities	$115		$190

(1)	Included in Other current assets on the condensed consolidated balance sheets.

(2)	Included in Other noncurrent assets on the condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle through 2035, were as follows (in millions):

	June 30, 2014		December 31, 2013
Commodity contracts:
Electricity	18	MWh	14	MWh
Natural gas	110	Decatherms	106	Decatherms
Foreign currency	$9	Canadian	$7	Canadian

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

Information related to Price risk management assets and liabilities subject to master netting agreements is as follows (in millions):

				Gross Amounts Not Offset in
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Condensed Consolidated
				Balance Sheets		Net Amount
				Derivatives	Cash Collateral(1)
As of June 30, 2014:
Assets:
Commodity contracts:
Electricity(2)	$1	$—	$1	$(1)	$—	$—
Natural gas(2)	1	—	1	(1)	—	—
	$2	$—	$2	$(2)	$—	$—
Liabilities:
Commodity contracts:
Electricity(2)	$60	$—	$60	$(60)	$—	$—
Natural gas(2)	1	—	1	(1)	—	—
	$61	$—	$61	$(61)	$—	$—

As of December 31, 2013:
Liabilities:
Commodity contracts:
Electricity(2)	$91	$—	$91	$(91)	$—	$—
Natural gas(2)	1	—	1	(1)	—	—
	$92	$—	$92	$(92)	$—	$—

(1)	As of June 30, 2014 and December 31, 2013, PGE had posted collateral in the amount of $10 million and $7 million, respectively, which consisted entirely of letters of credit.

(2)	Included in Liabilities from price risk management activities—current and Liabilities from price risk management activities—noncurrent.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Net realized and unrealized (gains) losses on derivative transactions not designated as hedging instruments are recorded in Purchased power and fuel in the condensed consolidated statements of operations and were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Commodity contracts:
Electricity	$(38)	$10	$(29)	$18
Natural Gas	(6)	28	(42)	20

Net unrealized and certain net realized (gains) losses presented in the preceding table are offset within the condensed consolidated statements of operations by the effects of regulatory accounting. Of the net (gains) losses recognized in Net income for the three months ended June 30, 2014 and 2013, net losses of $52 million and $56 million, respectively, have been offset. Net losses of $64 million and $59 million, respectively, have been offset for the six months ended June 30, 2014 and 2013, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of June 30, 2014 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total
Commodity contracts:
Electricity	$2	$17	$10	$4	$4	$39	$76
Natural gas	4	3	8	2	(1)	—	16
Net unrealized loss	$6	$20	$18	$6	$3	$39	$92

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2014 was $112 million, for which PGE has posted $18 million in collateral, consisting primarily of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered at June 30, 2014, the cash requirement to either post as collateral or settle the instruments immediately would have been $98 million. As of June 30, 2014, PGE has posted an immaterial amount of cash collateral, which is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheet, for derivative instruments with no credit-risk related contingent features.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Counterparties representing 10% or more of Assets and Liabilities from price risk management activities were as follows:

	June 30, 2014	December 31, 2013
Assets from price risk management activities:
Counterparty A	30%	53%
Counterparty B	19	5
Counterparty C	11	6
	60%	64%
Liabilities from price risk management activities:
Counterparty D	50%	43%
Counterparty E	10	11
	60%	54%

See Note 3, Fair Value of Financial Instruments, for additional information concerning the determination of fair value for the Company’s Assets and Liabilities from price risk management activities.

NOTE 5: EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of: i) employee stock purchase plan shares; ii) unvested time-based and performance-based restricted stock units, along with associated dividend equivalent rights; and iii) shares issuable pursuant to an equity forward sale agreement (EFSA). See Note 6, Equity, for additional information on the EFSA and its impact on earnings per share. Unvested performance-based restricted stock units and associated dividend equivalent rights are included in dilutive potential common shares only after the performance criteria have been met. For the three and six month periods ended June 30, 2014 and 2013, unvested performance-based restricted stock units and associated dividend equivalent rights of approximately 365,000 and 435,000, respectively, were excluded from the dilutive calculation because the performance goals had not been met.

Net income (loss) attributable to PGE common shareholders is the same for both the basic and diluted earnings (loss) per share computations. The reconciliations of the denominators of the basic and diluted earnings (loss) per share computations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average common shares outstanding—basic	78,183	75,935	78,154	75,772
Dilutive effect of potential common shares	1,868	—	1,588	121
Weighted-average common shares outstanding—diluted	80,051	75,935	79,742	75,893

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 6: EQUITY

The activity in equity during the six months ended June 30, 2014 and 2013 is as follows (dollars in millions):

	Portland General Electric Company Shareholders’ Equity
	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests’ Equity

	Shares	Amount
Balances as of December 31, 2013	78,085,559	$911	$(5)	$913	$1
Issuances of shares pursuant to equity-based plans	116,682	—	—	—	—
Stock-based compensation	—	3	—	—	—
Dividends declared	—	—	—	(44)	—
Net income	—	—	—	93	—
Balances as of June 30, 2014	78,202,241	$914	$(5)	$962	$1

Balances as of December 31, 2012	75,556,272	$841	$(6)	$893	$2
Issuances of common stock, net of issuance costs of $2	1,665,000	47	—	—	—
Issuances of shares pursuant to equity-based plans	141,186	—	—	—	—
Stock-based compensation	—	1	—	—	—
Dividends declared	—	—	—	(42)	—
Net income (loss)	—	—	—	27	(1)
Balances as of June 30, 2013	77,362,458	$889	$(6)	$878	$1

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

At June 30, 2014, the Company could have physically settled the EFSA by delivering 10,400,000 shares to the forward counterparty in exchange for cash of $281 million. In addition, at June 30, 2014, the Company could have elected to make a cash settlement by paying approximately $79 million, or a net share settlement by delivering approximately 2,287,000 shares of common stock. To the extent that PGE makes a cash or net share settlement, the Company would receive no additional proceeds from the public offering.

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

A loss contingency will also be disclosed when it is reasonably possible that an asset has been impaired or a liability incurred if the estimate or range of potential loss is material. If a probable or reasonably possible loss cannot be reasonably estimated, then the Company: i) discloses an estimate of such loss or the range of such loss, if the Company is able to determine such an estimate; or ii) discloses that an estimate cannot be made.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

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

In March 2012, the LWG submitted a draft FS to the EPA for review and approval. The draft FS, along with the RI, provide the framework for the EPA to determine a clean-up remedy for Portland Harbor that will be documented in a Record of Decision, which the EPA is not expected to issue before 2017.

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

DEQ Investigation of Downtown Reach

The Oregon Department of Environmental Quality (DEQ) has executed a memorandum of understanding with the EPA to administer and enforce clean-up activities for portions of the Willamette River that are upriver from the Portland Harbor Superfund site (the Downtown Reach). In January 2010, the DEQ issued an order requiring PGE to perform an investigation of certain portions of the Downtown Reach. PGE completed this investigation in December 2011 and entered into a consent order with the DEQ in July 2012 to conduct a feasibility study of alternatives for remedial action for the portions of the Downtown Reach that were included within the scope of PGE’s investigation. The draft feasibility study report, which describes possible remediation alternatives that range in estimated cost from $3 million to $8 million, was submitted to the DEQ in February 2014. Using the Company’s best estimate of the probable cost for the remediation effort from the set of alternatives provided in the draft feasibility study report, PGE has a $3 million reserve for this matter as of June 30, 2014.
Based on the available evidence of previous rate recovery of incurred environmental remediation costs for PGE, as well as for other utilities operating within the same jurisdiction, the Company has concluded that the estimated cost of $3 million to remediate the Downtown Reach is probable of recovery. As a result, the Company also has a regulatory asset of $3 million for future recovery in prices as of June 30, 2014. The Company included recovery of the regulatory asset in its 2015 General Rate Case filed with the OPUC in February 2014.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

civil penalties against the co-owners including $32,500 per day for each violation occurring through January 12, 2009, and $37,500 per day for each violation occurring thereafter.

In September 2013, the plaintiffs filed an amended complaint that withdrew Title V and opacity claims, added claims associated with two 2011 projects, and expanded the scope of certain claims to encompass approximately forty additional projects. The CSES co-owners have filed a motion to dismiss all of the claims in the amended complaint. In April 2014, the parties entered into an agreement under which, following the court’s decision on the motion to dismiss, plaintiffs will move to amend the complaint to limit the scope of the claims to thirteen projects. On May 22, 2014, the federal magistrate judge issued a recommendation to deny most of the motion to dismiss. The parties are awaiting a final decision on the motion to dismiss. This matter is scheduled for trial in June 2015.

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

Oregon Tax Court Ruling

On September 17, 2012, the Oregon Tax Court issued a ruling contrary to an Oregon Department of Revenue (DOR) interpretation and a current Oregon administrative rule, regarding the treatment of wholesale electricity sales. The underlying issue is whether electricity should be treated as tangible or intangible property for state income tax apportionment purposes. The DOR has appealed the ruling of the Oregon Tax Court to the Oregon Supreme Court. It is uncertain whether the ruling will be upheld. Oral argument occurred in May 2014 and the parties now await a Court decision.

If the ruling is upheld, PGE estimates that its income tax liability could increase by as much as $7 million due to an increase in the tax rate at which deferred tax liabilities would be recognized in future years. For open tax years per Oregon statute, 2008 through 2012, the Company entered into a closing agreement with the DOR during the third

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

quarter 2013 under which the DOR agreed to the tax apportionment methodology utilized on the tax returns relating to those years.

Management believes that it is reasonably possible that this matter could result in a loss to the Company. However, due to the uncertainties concerning this matter, PGE cannot predict the outcome.

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

NOTE 8: GUARANTEES

PGE enters into financial agreements and power and natural gas purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of June 30, 2014, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

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

Capital Requirements and Financing—Pursuant to PGE’s latest acknowledged Integrated Resource Plan
(IRP), PGE is in the process of constructing the following three new generation resources:

•
Port Westward Unit 2 (PW2)—Construction commenced in May 2013 on PW2, which is a 220 MW natural gas-fired plant located adjacent to the Port Westward and Beaver natural gas-fired generating plants near Clatskanie, Oregon. This project is currently on budget at an estimated total cost of $300 million, excluding the allowance for funds used during construction (AFDC), and is expected to be online in the first quarter of 2015. As of June 30, 2014, $231 million, including $12 million of AFDC, is included in CWIP for PW2. The Company has requested in its 2015 General Rate Case (2015 GRC) that cost recovery for the project begin at the point at which the plant is placed into service;

•
Tucannon River wind farm (Tucannon River)—Construction commenced in September 2013 on Tucannon River, which is a wind farm located in southeastern Washington with a nameplate capacity of 267 MW, consisting of 116 turbines each with a generating capacity of 2.3 MW. This project is currently on budget at an estimated total cost of $500 million, excluding AFDC, and is expected to be online between December 2014 and March 31, 2015. As of June 30, 2014, $363 million, including $9 million of AFDC, is included in CWIP for Tucannon River. The Company had requested recovery of costs related to the project in its 2015 GRC to begin when the plant is placed into service, which at the time was expected to be in the first half of 2015. However, in March 2014, PGE submitted a renewable adjustment clause mechanism (RAC) filing to the OPUC to allow for deferral and recovery of costs to begin earlier if the project should come online earlier than contemplated in the 2015 GRC; and

•
Carty Generating Station (Carty)—Construction commenced in January 2014 on Carty, which is a 440 MW natural gas-fired power plant located in Eastern Oregon, adjacent to Boardman. This project is currently on budget at an estimated total cost of $450 million, excluding AFDC, and is expected to be online in mid-2016. As of June 30, 2014, $191 million, including $9 million of AFDC, is included in CWIP for Carty. The Company expects to file for recovery of costs related to this project in a future general rate case.

In total, the Company’s capital expenditures in 2014 are expected to approximate $1 billion, which includes an estimated $640 million related to the three new generation resources under construction discussed above. For additional information on the timing of expenditures for these three new generation resources, see “Capital Requirements” in the Liquidity and Capital Resources section of this Item 2.

PGE expects to fund 2014 estimated capital requirements with a combination of cash from operations, which is expected to range from $540 million to $560 million, and proceeds from long-term bank loans and issuances of FMBs of $585 million. For additional information, see “Liquidity” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 2.

General Rate Case—On January 1, 2014, new customer prices went into effect pursuant to the OPUC order issued on PGE’s 2014 General Rate Case (2014 GRC). The OPUC authorized a $61 million increase in annual revenues, representing an approximate 4% overall increase in customer prices. The increase includes improvements to existing power plants and wind forecasting, new Clackamas River fish-sorting facilities, a disaster-preparedness center, technology investments, employee benefit costs and compliance with new federal regulations. In addition, the order approved a capital structure of 50% debt and 50% equity, a return on equity of 9.75%, a cost of capital of 7.65%, and an average rate base of approximately $3.1 billion.

On February 13, 2014, PGE filed a 2015 GRC with the OPUC that is based on a 2015 test year. PGE originally requested an $81 million net increase in annual revenues, representing an approximate 4.6% overall increase in customer prices, with a proposed capital structure of 50% debt and 50% equity, a return on equity of 10%, and an average rate base of approximately $3.9 billion. On July 16, 2014, PGE filed testimony supporting a revised revenue requirement in the 2015 GRC proceeding, reflecting the impacts of stipulations reached to date with Staff and interveners, updates to 2015 power cost and load forecasts, and other updates. The stipulations are subject to OPUC approval. The net increase in annual revenues as originally proposed in the Company’s initial filing and as revised consist of the following (in millions):

	As Filed February 13, 2014	Depreciation Stipulation (1)	Other Updates and Stipulations (2)	As Revised July 16, 2014
New generating plants:
Port Westward Unit 2	$51	$(5)	$3	$49
Tucannon River wind farm	47	(3)	(4)	40
Base business cost change	12	(11)	(30)	(29)
Less: customer credits (3)	(29)	—	—	(29)
Annual revenue net increase	$81	$(19)	$(31)	$31

(1)
On December 5, 2013, PGE filed with the OPUC a depreciation study (Docket UM 1679) with estimated parameters for service life and salvage assumptions for all of the Company’s assets, for which assumptions in the 2015 GRC filing were based. As a result of a stipulation filed on June 30, 2014 in the depreciation study proceeding, PGE’s requested revenue increase in the 2015 GRC was reduced by a total of approximately $19 million.

(2)
Includes various cost updates ($9 million), changes in the timing of certain projects ($6 million), corrections to the Company’s original filing ($4 million), other agreements ($7 million), and postponement of the recognition of a prepaid pension asset to another proceeding (Docket UM 1633) ($5 million).

(3)
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

As revised, the expected increase in annual revenues is $31 million, or an overall increase of approximately 1.8% in customer prices, with an average rate base of approximately $3.8 billion. The cost of long-term debt and the capital structure of 50% debt and 50% equity have been resolved through stipulations. The remaining unresolved issues in the 2015 GRC include, among other things, the return on equity, modifications to the PCAM, the recovery of costs related to PW2 and Tucannon River, along with final updates to the load and power cost forecasts, any or all of which may further change the amounts reflected in the table above.

Regulatory review of the 2015 GRC will continue throughout 2014, with a final order expected to be issued by the OPUC by mid-December 2014. New customer prices are expected to become effective in 2015, with the first price increase effective January 1 and two additional price increases effective as the two new generating plants become operational. PW2 is expected to be placed in service in the first quarter of 2015 and Tucannon River is expected to be placed in service between December 2014 and March 31, 2015.

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

Customers and Demand—Retail energy deliveries for the first half of 2014 decreased 1.1% from the first half of 2013, which was primarily driven by a decline in residential energy deliveries, resulting from warmer weather conditions, and a decline in industrial energy deliveries largely due to decreased demand from a paper production customer. Energy efficiency and conservation efforts by retail customers continue to influence total energy deliveries, although the financial impacts to the Company of such efforts are partially mitigated by the decoupling mechanism. The decline was partially offset by the effects of a 1% increase in the average number of total retail customers served.

The following table indicates the average number of retail customers, and corresponding energy deliveries, by customer class, for the periods indicated and includes customers purchasing their energy from Electricity Service Suppliers (ESSs):

	Six Months Ended June 30,
	2014		2013		% Increase /(Decrease)in Energy Deliveries
	Average Number of Customers	Retail Energy Deliveries*	Average Number of Customers	Retail Energy Deliveries*
Residential	734,218	3,726	726,960	3,809	(2.2)%
Commercial	104,674	3,595	103,798	3,583	0.3
Industrial	260	2,058	268	2,088	(1.4)
Total	839,152	9,379	831,026	9,480	(1.1)

*	In thousands of MWh.

Power Operations—To meet the energy needs of its retail customers, the Company utilizes a combination of its own generating resources and wholesale market transactions. Based on numerous factors, including plant availability, customer demand, river flows, wind conditions, and current wholesale prices, PGE makes economic dispatch decisions continuously in an effort to obtain reasonably-priced power for its retail customers. In addition, PGE’s thermal generating plants require varying levels of annual maintenance, during which the respective plant is unavailable to provide power. As a result, the amount of power generated and purchased in the wholesale market to meet the Company’s retail load requirement can vary from period to period. During the six months ended June 30, 2014 and 2013, availability of the plants PGE operates approximated 89% and 90%, respectively, with the availability of Colstrip Units 3 and 4, in which the Company has a 20% ownership interest but does not operate, approximating 87% and 84%, respectively. Colstrip Unit 4 was off-line most of the month of January 2014 due to repairs to the generator. As a result, PGE incurred approximately $2 million of incremental replacement power costs in the first quarter of 2014 related to this plant outage.

During the first half of 2014, the Company’s generating plants provided approximately 46% of its retail load requirement, compared with 53% in the first half of 2013. The decrease in the proportion of power generated to meet the Company’s retail load requirement was largely the result of the difference in the economic dispatch decisions made throughout the respective periods, as well as the outage of Colstrip Unit 4 in January 2014.

Energy received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects increased 2% in the first half of 2014 compared with the first half of 2013. These resources provided approximately 20% of the Company’s retail load requirement for the six months ended June 30, 2014 and 2013. Through June, energy received from these sources exceeded projected levels included in the Company’s Annual

Power Cost Update Tariff (AUT) for 2014 by 2%, compared with the same period of 2013, which exceeded projections included in the AUT for 2013 by 1%. Any excess in hydro generation from that projected in the AUT generally displaces power from higher cost sources, while any shortfall is generally replaced with power from higher cost sources. Based on recent forecasts of regional hydro conditions for 2014, energy from hydro resources is expected to be slightly above projected levels included in the AUT for 2014.

Energy expected to be received from PGE-owned wind generating resources (Biglow Canyon) is projected annually in the AUT. Any excess in wind generation from that projected in the AUT generally displaces power from higher cost sources, while any shortfall is generally replaced with power from higher cost sources. Energy received from Biglow Canyon fell short of that projected in PGE’s AUT by 5% for the six months ended June 30, 2014 and 9% for the six months ended June 30, 2013, and provided approximately 7% of the Company’s retail load requirement for the first half of 2014 and 2013.

Pursuant to the Company’s power cost adjustment mechanism (PCAM), customer prices can be adjusted to reflect a portion of the difference between each year’s forecasted net variable power costs (NVPC) included in customer prices (baseline NVPC) and actual NVPC for the year. NVPC consists of the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts (all classified as Purchased power and fuel expense in the Company’s condensed consolidated statements of operations) and is net of wholesale revenues, which are classified as Revenues, net in the condensed consolidated statements of operations. To the extent actual NVPC, subject to certain adjustments, is above or below the deadband, the PCAM provides for 90% of the variance to be collected from or refunded to customers, respectively, subject to a regulated earnings test. Pursuant to the regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for that year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues in the Company’s condensed consolidated statements of operations, while any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense. The deadband range is from $15 million below to $30 million above baseline NVPC.

For the first half of 2014, actual NVPC was approximately $14 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2014 is currently estimated to be below baseline NVPC, but within the deadband range; accordingly, no estimated collection from, or refund to, customers is expected under the PCAM for 2014.

For the first half of 2013, actual NVPC was approximately $14 million below baseline NVPC. For the full year 2013, actual NVPC was $11 million above baseline NVPC, which is within the established deadband range. Accordingly, no estimated collection from customers was recorded under the PCAM for 2013.

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

On June 2, 2014, the EPA released a proposed rule, which it calls the “Clean Power Plan.” The proposed rule is intended to result in a reduction of carbon emissions from existing power plants across all states to approximately 30 percent below 2005 levels by 2030. Under the proposed rule, each state would have to reduce the carbon intensity of its power sector on a state-wide basis by an amount specified by the EPA.

The proposed rule would establish state goals in terms of pounds of carbon dioxide emitted per MWh. The target amount was determined by the EPA’s view of each state’s options, including: i) making power plant efficiency upgrades; ii) shifting generation from coal-fired plants to natural gas-fired plants; iii) expanding use of zero- and low-carbon emitting generation (such as renewable energy and nuclear energy); and iv) implementing customer energy efficiency programs. The final goal would need to be met in 2030 and an interim goal for each state would need to be met on average over the 10-year period from 2020 to 2029. Under the proposed rule, states would have flexibility in designing programs to meet their emission reduction targets, including the four approaches noted above and any other measures the states choose to adopt (such as carbon tax and cap-and-trade) that would result in verified emission reductions.

The EPA is scheduled to finalize the proposed rule by June 1, 2015. If finalized by such date, states would have until June 30, 2016 to submit plans to implement the rule (subject to extension). The Company cannot predict whether the proposed rule will be adopted or, if adopted, i) how the states in which the Company’s generation facilities are located will implement the rule or ii) the impact of the rule on the Company’s operations. However, the rule, if adopted as proposed, could result in increased operating costs.

The following discussion highlights certain regulatory items that have impacted the Company’s revenues, results of operations, or cash flows for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 or have affected retail customer prices, as authorized by the OPUC. In some cases, the Company has deferred the related expenses or benefits as regulatory assets or liabilities, respectively, for later amortization and inclusion in customer prices, pending OPUC review and authorization.

•
Power Costs—Pursuant to the AUT process, PGE files annually an estimate of power costs for the following year. As part of its 2014 GRC, PGE included a projected $17 million reduction in power costs in its request for an overall increase in revenues. The power cost portion of the request was moved to a separate docket at the OPUC and was approved and included in the overall $61 million annual revenue increase authorized by the OPUC in the Company’s 2014 GRC with new prices beginning January 1, 2014.

Under the PCAM for 2013, NVPC were within the limits of the deadband, thus no potential refund or collection was recorded. The OPUC is currently reviewing the results of the Company’s PCAM for 2013, with an order expected by the end of this year.

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

In March 2014, PGE submitted to the OPUC a renewable adjustment clause filing requesting deferral and recovery of the net revenue requirement of Tucannon River in the event that the facility were to come online prior to the inclusion of the project in base rates as proposed in the 2015 GRC. The Company estimates that the project will be in service between December 2014 and March 31, 2015.

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

Pursuant to the Company’s 2014 GRC, the OPUC approved a change in the refund or collection period such that it will begin January 1, rather than June 1. Accordingly, collection of the estimated $5 million recorded during 2013, is expected, subject to OPUC approval, to occur largely over a one year period beginning January 1, 2015.

For the six months ended June 30, 2014, the Company has recorded an estimated collection of $3 million. Any resulting collection from customers for the 2014 year would begin January 1, 2016.

•
Capital deferral—In the 2011 General Rate Case, the OPUC authorized the Company to defer the costs associated with four capital projects that were not completed at the time the 2011 General Rate Case was approved. A regulatory asset of $16 million was recorded in 2012, for potential recovery in customer prices, subject to an earnings test, with an offsetting credit to Depreciation and amortization expense. The OPUC authorized recovery of the deferred costs over a one year period, with a resulting tariff effective January 1, 2014. During 2013, the Company deferred an additional $18 million of costs associated with these projects and in July 2014 filed for recovery of the additional costs, subject to an earnings test, with new customer prices expected to be effective in January 2015.

•
Boardman Operating Life Adjustment—As part of the 2014 GRC, the incremental depreciation expense that resulted from the shortened Boardman life was included in base customer prices, while recovery of the decommissioning costs continue under this separate tariff. During the second quarter 2014, the OPUC approved the request for recovery of additional decommissioning costs that resulted from the acquisition of the additional 15% interest in Boardman on December 31, 2013, which is expected to result in approximately $3 million additional revenue in 2014. The tariff also provides for annual updates to decommissioning revenue requirements with revised prices to take effect each January 1.

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

The 2013 IRP also incorporates the three new resources that are currently under construction, which are expected to be in service between December 2014 and mid-2016. For additional information on these capital projects see “Capital Requirements and Financing” in the Overview section in this Item 2.

OPUC review of the 2013 IRP will continue throughout 2014, with an acknowledgement from the OPUC not expected before September 2014.

Critical Accounting Policies

PGE’s critical accounting policies are outlined in Item 7 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013, filed with the SEC on February 14, 2014.

Results of Operations

The following table contains condensed consolidated statements of operations information for the periods presented (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Revenues, net	$423	100%	$403	100%	$916	100%	$876	100%
Purchased power and fuel	142	34	156	39	326	36	348	40
Gross margin	281	66	247	61	590	64	528	60
Other operating expenses:
Production and distribution	67	16	64	16	121	13	115	13
Cascade Crossing transmission project	—	—	52	13	—	—	52	6
Administrative and other	56	13	55	14	110	12	109	12
Depreciation and amortization	73	17	62	15	148	16	124	14
Taxes other than income taxes	27	6	25	6	55	6	52	6
Total other operating expenses	223	52	258	64	434	47	452	51
Income (loss) from operations	58	14	(11)	(3)	156	17	76	9
Interest expense*	23	5	25	6	48	5	50	6
Other income:
Allowance for equity funds used during construction	9	2	2	1	15	1	4	1
Miscellaneous income, net	1	—	1	—	—	—	2	—
Other income, net	10	2	3	1	15	1	6	1
Income (loss) before income tax expense (benefit)	45	11	(33)	(8)	123	13	32	4
Income tax expense (benefit)	10	3	(11)	(3)	30	3	6	1
Net income (loss)	35	8	(22)	(5)	93	10	26	3
Less: net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1)	—
Net income attributable to Portland General Electric Company	$35	8%	$(22)	(5)%	$93	10%	$27	3%

* Includes an allowance for borrowed funds used during construction of	$5		$1		$9		$2

Net income attributable to Portland General Electric Company was $35 million, or $0.43 per diluted share, for the second quarter of 2014, compared with a net loss of $22 million, or $0.29 per diluted share, for the second quarter of 2013. The change in Net income (loss) was driven by an increase in the average retail price resulting from the January 1, 2014 price increase authorized by the OPUC in the Company’s 2014 GRC, lower net variable power costs, and an increase in AFDC resulting from a higher average CWIP balance driven by the construction of PW2, Tucannon River, and Carty. Additionally, during the second quarter of 2013, the Company charged to expense $52 million of capitalized costs related to Cascade Crossing Transmission Project and recorded a refund of $9 million to an industrial customer for cumulative over-billings over a period of several years.

Net income attributable to PGE for the six months ended June 30, 2014 was $93 million, or $1.16 per diluted share, compared with $27 million, or $0.36 per diluted share, for the six months ended June 30, 2013. The increase in Net income was driven by an increase in the average retail price resulting from the January 1, 2014 price increase authorized by the OPUC in the Company’s 2014 GRC, lower net variable power costs, and an increase in AFDC resulting from a higher average CWIP balance. Additionally, during the second quarter of 2013, the Company charged to expense $52 million of capitalized costs related to Cascade Crossing Transmission Project and recorded a refund of $9 million to an industrial customer for cumulative over-billings over a period of several years.

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

Revenues, energy deliveries (presented in MWh), and the average number of retail customers were as follows for the periods presented:

	Three Months Ended June 30,
	2014		2013
Revenues (1) (dollars in millions):
Retail:
Residential	$188	44%	$179	45%
Commercial	159	38	150	37
Industrial	53	13	54	13
Subtotal	400	95	383	95
Other retail revenues, net	(4)	(1)	(10)	(2)
Total retail revenues	396	94	373	93
Wholesale revenues	17	4	21	5
Other operating revenues	10	2	9	2
Total revenues	$423	100%	$403	100%
Energy deliveries (2) (MWh in thousands):
Retail:
Residential	1,552	32%	1,580	30%
Commercial	1,814	37	1,796	35
Industrial	1,057	21	1,064	20
Total retail energy deliveries	4,423	90	4,440	85
Wholesale energy deliveries	512	10	771	15
Total energy deliveries	4,935	100%	5,211	100%
Average number of retail customers:
Residential	734,716	87%	727,470	87%
Commercial	105,662	13	104,831	13
Industrial	259	—	263	—
Total	840,637	100%	832,564	100%

(1)
Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes both energy sold to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy from ESSs.

Total revenues increased $20 million, or 5%, for the second quarter of 2014 compared with the second quarter of 2013, largely due to the $23 million increase in Retail revenues resulting from the following:

•	A $14 million increase in the average retail price resulting from the January 1, 2014 price increase authorized by the OPUC in the Company’s 2014 GRC;

•
A $9 million increase as a result of the industrial customer refund recorded in the second quarter of 2013 (reflected in Other retail revenues, net in the preceding table) related to cumulative over-billings during a period of several years as a result of a meter configuration error. Management believes the customer billing error is not material to any past reporting period. Accordingly, the Company corrected this matter in the second quarter of 2013 through an out of period adjustment as a reduction to Revenues, net; and

•
A $5 million increase related to an increase in the average retail price for the amortization of deferred costs related to four capital projects beginning January 1, 2014 (offset in Depreciation and amortization expense); partially offset by

•	A $3 million decrease related to various items, including the decoupling mechanism and other supplemental tariff changes; and

•
A $2 million decrease related to 0.4% lower volumes of energy delivered driven by declines of 1.8% in residential energy deliveries and 0.7% in industrial energy deliveries, which was partially offset by a 1.0% increase in commercial energy deliveries. After adjusting for the effects of weather, total retail energy deliveries were down 0.1% for the second quarter of 2014 compared with the second quarter of 2013.

Total heating degree-days for the second quarter of 2014 were 11% lower than the second quarter of 2013 and 26% below average. The following table indicates the number of heating and cooling degree-days for the second quarters of 2014 and 2013, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days		Cooling Degree-days
	2014	2013	2014	2013
April	332	372	3	—
May	136	172	25	15
June	62	49	29	67
Second quarter	530	593	57	82
15-year average for the year-to-date	713	721	70	68

Wholesale revenues result from sales of electricity to utilities and power marketers in conjunction with the Company’s efforts to secure reasonably-priced power for its retail customers, manage risk, and administer its current long-term wholesale contracts. Such sales can vary significantly from period to period as a result of economic conditions, power and fuel prices, hydro and wind conditions, and customer demand. The $4 million, or 19%, decrease in Wholesale revenues for the second quarter of 2014 compared with the second quarter of 2013, consisted of $7 million related to a 34% decrease in wholesale sales volume partially offset by $3 million related to a 22% increase in average wholesale price.

Purchased power and fuel expense decreased $14 million, or 9%, for the second quarter of 2014 compared with the second quarter of 2013, and consisted of $10 million related to a 7% decrease in total system load and $4 million related to a 3% decrease in the average variable power cost per MWh. The decrease in the average variable power cost to $30.05 per MWh in the second quarter of 2014 from $30.84 per MWh in the second quarter of 2013 was driven by the economic displacement of a greater amount of thermal generation with purchased power during the second quarter of 2014 relative to the second quarter of 2013, combined with an increase in energy received from wind generating resources.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows for the periods presented:

	Three Months Ended June 30,
	2014		2013
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	367	8%	794	16%
Natural gas	43	1	228	4
Total thermal	410	9	1,022	20
Hydro	448	9	436	9
Wind	404	9	384	7
Total generation	1,262	27	1,842	36
Purchased power:
Term	2,562	54	2,571	51
Hydro	489	11	508	10
Wind	102	2	111	2
Spot	294	6	19	1
Total purchased power	3,447	73	3,209	64
Total system load	4,709	100%	5,051	100%
Less: wholesale sales	(512)		(771)
Retail load requirement	4,197		4,280

Energy received from hydro resources during the second quarter of 2014, from both PGE-owned generating plants and purchased from mid-Columbia projects, decreased 1% compared with the second quarter of 2013. These resources provided approximately 22% of the Company’s retail load requirement during the second quarters of 2014 and 2013. During the second quarter, total energy received from hydro resources exceeded projected levels included in the AUT for 2014 by 4%, compared with the second quarter of 2013, which exceeded projected levels included in the AUT for 2013 by 5%.

The following table presents the forecast of the April-to-September 2014 runoff (issued July 25, 2014), along with actual for 2013, at particular points of major rivers relevant to PGE’s hydro resources (as a percentage of normal, as measured over the 30-year period from 1971 through 2000):

	Runoff as a Percent of Normal *
Location	2014 Forecast	2013 Actual
Columbia River at The Dalles, Oregon	108%	100%
Mid-Columbia River at Grand Coulee, Washington	112	108
Clackamas River at Estacada, Oregon	95	102
Deschutes River at Moody, Oregon	97	98

*  Volumetric water supply percentages for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

Energy from PGE-owned wind generating resources (Biglow Canyon) increased 5% in the second quarter of 2014 compared to the second quarter of 2013, and represented 10% of the Company’s retail load requirement for the second quarters of 2014 and 2013. Energy received from Biglow Canyon fell short of that projected in PGE’s AUT by 1% in the second quarter of 2014, compared with 8% in the second quarter of 2013.

Actual NVPC, which consists of Purchased power and fuel expense net of Wholesale revenues, decreased approximately $10 million for the second quarter of 2014 compared with the second quarter of 2013. The decrease was due to a 7% decline in total system load, a 3% decline in the average variable power cost per MWh and a 22% increase in the average wholesale sales price, partially offset by a 34% decrease in wholesale sales volume. For the second quarters of 2014 and 2013, actual NVPC was $11 million and $13 million, respectively, below baseline NVPC.

Production and distribution expense increased $3 million, or 5%, in the second quarter of 2014 compared with the second quarter of 2013. The increase is largely due to $2 million of additional operating costs as a result of the Company’s ownership interest in Boardman increasing to 80% from 65% on December 31, 2013, and $1 million higher maintenance outage expense in 2014.

Cascade Crossing transmission project of $52 million in the second quarter of 2013 reflects the charge to expense of project costs previously recorded as CWIP. For further information, see “Electric Utility Plant, Net” in Note 2, Balance Sheet Components, in the Notes to Condensed Consolidated Financial Statements.

Depreciation and amortization expense increased $11 million, or 18%, in the second quarter of 2014 compared with the second quarter of 2013, with $8 million related to timing of the deferral and amortization of costs of four capital projects as authorized in the Company’s 2011 General Rate Case. In the second quarter of 2013, PGE deferred for future recovery $4 million of costs related to these four projects and in the second quarter of 2014, the Company recorded $4 million of amortization expense related to the recovery of these costs (offset in Retail revenues). In addition, capital additions increased Depreciation and amortization expense by $4 million.

Taxes other than income taxes expense increased $2 million, or 8%, in the second quarter of 2014 compared with the second quarter of 2013, primarily due to higher property taxes resulting from increased property values.

Interest expense decreased $2 million, or 8%, in the second quarter of 2014 compared with the second quarter of 2013. A $4 million decrease related to higher allowance for borrowed funds used during construction resulting from a higher average CWIP balance driven by the construction of PW2, Carty and Tucannon River was partially offset by an increase related to an increase in the average balance of debt outstanding in the second quarter of 2014.

Other income, net increased $7 million in the second quarter of 2014 compared with the second quarter of 2013, which was due to an increase in the allowance for equity funds used during construction from the higher average CWIP balance.

Income tax expense was $10 million in the second quarter of 2014 compared with a benefit of $11 million in the second quarter of 2013. The change is primarily due to the increase in the annual estimated pre-tax income for 2014 compared to 2013, which was driven by the charge to expense related to Cascade Crossing and an industrial customer refund recorded in 2013, offset by a favorable income tax benefit in 2014 related to an increase in the allowance for equity funds used during construction.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Revenues, energy deliveries (presented in MWh), and the average number of retail customers were as follows for the periods presented:

	Six Months Ended June 30,
	2014		2013
Revenues (1) (dollars in millions):
Retail:
Residential	$445	48%	$425	49%
Commercial	317	35	299	34
Industrial	105	11	105	12
Subtotal	867	94	829	95
Other retail revenues, net	(2)	—	(6)	(1)
Total retail revenues	865	94	823	94
Wholesale revenues	34	4	37	4
Other operating revenues	17	2	16	2
Total revenues	$916	100%	$876	100%
Energy deliveries (2) (MWh in thousands):
Retail:
Residential	3,726	36%	3,809	35%
Commercial	3,595	35	3,583	33
Industrial	2,058	20	2,088	20
Total retail energy deliveries	9,379	91	9,480	88
Wholesale energy deliveries	893	9	1,311	12
Total energy deliveries	10,272	100%	10,791	100%
Average number of retail customers:
Residential	734,218	88%	726,960	87%
Commercial	104,674	12	103,798	13
Industrial	260	—	268	—
Total	839,152	100%	831,026	100%

(1)
Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes both energy sold to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy from ESSs.

Total revenues increased $40 million, or 5%, for the first half of 2014 compared with the first half of 2013, largely due to the $42 million increase in Retail revenues resulting from the following:

•	A $35 million increase in the average retail price resulting from the January 1, 2014 price increase authorized by the OPUC in the Company’s 2014 GRC;

•
A $9 million increase as a result of the industrial customer refund recorded in the second quarter of 2013 (reflected in Other retail revenues, net in the preceding table) related to cumulative over-billings during a period of several years as a result of a meter configuration error; and

•
A $9 million increase related to an increase in the average retail price for the amortization of deferred costs related to four capital projects beginning January 1, 2014 (offset in Depreciation and amortization expense); partially offset by

•
A $9 million decrease related to 1.1% lower volumes of energy delivered largely driven by declines of 2.2% in residential energy deliveries and 1.4% in industrial energy deliveries. Commercial energy deliveries in the first half of 2014 were comparable to the first half of 2013. After adjusting for the effects of weather, total retail energy deliveries were down 1.4% for the first half of 2014 compared with the first half of 2013; and

•	A $2 million decrease related to various items, including the decoupling mechanism and other supplemental tariff changes.

Total heating degree-days for the first half of 2014 were 3% lower than the first half of 2013 and 6% below average. The following table indicates the number of heating and cooling degree-days for the six months ended June 30, 2014 and 2013, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days		Cooling Degree-days
	2014	2013	2014	2013
First quarter	1,891	1,902	—	—
Second quarter	530	593	57	82
Year-to-date	2,421	2,495	57	82
15-year average for the year-to-date	2,577	2,571	70	68

Wholesale revenues for the first half of 2014 decreased $3 million, or 8%, from the first half of 2013, and consisted of $12 million related to a 32% decrease in wholesale sales volume partially offset by $9 million related to a 35% increase in average wholesale price.

Purchased power and fuel expense decreased $22 million, or 6%, for the first half of 2014 compared with the first half of 2013, and consisted of $17 million related to a 5% decrease in total system load and $5 million related to a 1% decrease in the average variable power cost per MWh. The decrease in the average variable power cost to $32.42 per MWh in the first half of 2014 from $32.90 per MWh in the first half of 2013 was driven by the economic displacement of a greater amount of thermal generation with purchased power during 2014 relative to 2013, combined with an increase in energy received from hydro resources. In addition, the Company incurred approximately $2 million of incremental replacement power costs related to the outage of Colstrip Unit 4 during January 2014.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows for the periods presented:

	Six Months Ended June 30,
	2014		2013
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	1,600	16%	2,155	20%
Natural gas	991	10	1,204	11
Total thermal	2,591	26	3,359	31
Hydro	981	10	917	9
Wind	621	6	629	6
Total generation	4,193	42	4,905	46
Purchased power:
Term	3,782	38	3,881	37
Hydro	867	8	901	8
Wind	165	2	177	2
Spot	1,041	10	703	7
Total purchased power	5,855	58	5,662	54
Total system load	10,048	100%	10,567	100%
Less: wholesale sales	(893)		(1,311)
Retail load requirement	9,155		9,256

Energy received from hydro resources during the first half of 2014, from both PGE-owned generating plants and purchased from mid-Columbia projects, increased 2% compared with the first half of 2013. These resources provided approximately 20% of the Company’s retail load requirement during the first half of 2014 and 2013. Through June, total energy received from hydro resources exceeded projected levels included in the AUT for 2014 by 2%, compared with the same period of 2013, which exceeded such projected levels included in the AUT for 2013 by 1%.

Energy from PGE-owned wind generating resources (Biglow Canyon) decreased 1% in the first half of 2014 compared to the first half of 2013, and represented 7% of the Company’s retail load requirement for the six months ended June 30, 2014 and 2013. Energy received from Biglow Canyon fell short of that projected in PGE’s AUT by 5% for the six months ended June 30, 2014 and 9% for the six months ended June 30, 2013.

Actual NVPC, which consists of Purchased power and fuel expense net of Wholesale revenues, decreased approximately $19 million for the first half of 2014 compared with the first half of 2013. The decrease was due to a 5% decline in total system load, a 35% increase in the average wholesale sales price and a 1% decline in the average variable power cost per MWh, partially offset by a 32% decrease in wholesale sales volume. For the six months ended June 30, 2014 and 2013, actual NVPC was $14 million below baseline NVPC.

Production and distribution expense increased $6 million, or 5%, in the first half of 2014 compared with the first half of 2013. The increase is largely due to $4 million higher operating costs as a result of the Company’s ownership interest in Boardman increasing to 80% from 65% on December 31, 2013. Storm, service restoration costs, and labor were collectively $4 million higher in 2014, and planned maintenance outage expenses at the PGE’s generation facilities in 2014 were $2 million greater than in 2013. Partially offsetting these increases was a $4 million decrease due to a reserve recorded in the first quarter of 2013 related to the Company’s benchmark bid, which was not selected as a winning bid in the request for proposal for renewable resources pursuant to PGE’s 2009 IRP.

Cascade Crossing transmission project of $52 million in the first half of 2013 reflects the charge to expense of costs previously recorded as CWIP.

Depreciation and amortization expense increased $24 million, or 19%, in the first half of 2014 compared with the first half of 2013, with $16 million related to timing of the deferral and amortization of costs of four capital projects as authorized in the Company’s 2011 General Rate Case. In the first half of 2013, PGE deferred for future recovery $8 million of costs related to these four projects and in the first half of 2014, the Company recorded $8 million of amortization expense related to the recovery of these costs (offset in Retail revenues). In addition, capital additions increased Depreciation and amortization expense by $8 million.

Taxes other than income taxes expense increased $3 million, or 6%, in the first half of 2014 compared with the first half of 2013, primarily due to higher property taxes resulting from increased property values.

Interest expense decreased $2 million, or 4%, in the first half of 2014 compared with the first half of 2013. A $7 million increase related to an increase in the allowance for borrowed funds used during construction resulting from a higher average CWIP balance driven by the construction of PW2, Carty and Tucannon River was partially offset by an increase related to an increase in the average balance of debt outstanding in the first half of 2014.

Other income, net increased $9 million in the first half of 2014 compared with the first half of 2013, primarily due to an $11 million increase in the allowance for equity funds used during construction from the higher average CWIP balance, partially offset by a decrease in earnings from the Non-qualified benefit plan trust assets.

Income tax expense increased $24 million in the first half of 2014 compared with the first half of 2013, with effective tax rates of 24.4% and 18.8%, respectively. The increases in income tax expense and the effective tax rate are primarily due to an increase in estimated annual pre-tax income for 2014 compared to 2013, partially offset by a favorable income tax benefit in 2014 related to an increase in the allowance for equity funds used during construction.

Liquidity and Capital Resources

Capital Requirements

The following table presents PGE’s estimated cash requirements for the years indicated (in millions, excluding AFDC):

	2014		2015	2016	2017	2018
Ongoing capital expenditures (1)	$320		$300	$305	$280	$275
Port Westward Unit 2	130		15	—	—	—
Tucannon River Wind Farm	395		10	—	—	—
Carty Generating Station	115		165	35	—	—
Hydro licensing and construction (2)	40		20	10	5	5
Total capital expenditures	$1,000	(3)	$510	$350	$285	$280
Long-term debt maturities	$—		$375	$67	$58	$75

(1)	Consists primarily of upgrades to, and replacement of, transmission, distribution, and generation infrastructure, as well as new customer connections.

(2)	Relates primarily to modifications to the Company’s hydro facilities to enhance fish passage and survival, as required by conditions contained in the operating licenses.

(3)	Includes preliminary engineering and removal costs, which are included in other net operating activities in the condensed consolidated statements of cash flows.

For additional information on PW2, Tucannon River, and Carty, see “Capital Requirements and Financing” in the Overview section of this Item 2.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Six Months Ended June 30,
	2014	2013
Cash and cash equivalents, beginning of period	$107	$12
Net cash provided by (used in):
Operating activities	302	279
Investing activities	(494)	(259)
Financing activities	182	87
Change in cash and cash equivalents	(10)	107
Cash and cash equivalents, end of period	$97	$119

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, such as depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The $23 million increase in net cash flows from operating activities in the first half of 2014 compared with the first half of 2013 was largely due to an increase in Net income, net of non-cash items, and an increase in cash received from the Bonneville Power Administration to be returned to customers pursuant to the Residential Exchange Program. These increases were partially offset by an increase in coal inventory at the Company’s Boardman plant.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. PGE estimates that such charges in 2014 will range from $295 million to $305 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $540 million to $560 million.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities. The $235 million increase in net cash used in investing activities in the first half of 2014 compared with the first half of 2013 was driven by a $241 million increase in capital expenditures resulting from the construction of three new generation projects (PW2, Tucannon River and Carty).

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

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the first half of 2014, net cash provided by such activities consisted of net proceeds received from the issuances of term bank loans of $225 million, partially offset by the payment of dividends of $43 million. During the first half of 2013, net cash provided by financing activities consisted of net proceeds received from the issuance of common stock in the amount of $47 million and FMBs in the amount of $148 million, partially offset by the repayment of FMBs of $50 million and commercial paper of $17 million, and the payment of dividends of $41 million.

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

Common stock dividends declared during 2014 consist of the following:

			Dividends
			Declared Per
Declaration Date	Record Date	Payment Date	Common Share
February 19, 2014	March 25, 2014	April 15, 2014	$0.275
May 7, 2014	June 25, 2014	July 15, 2014	0.280
July 24, 2014	September 25, 2014	October 15, 2014	0.280

Debt and Equity Financings

PGE’s ability to secure sufficient long-term capital at a reasonable cost is determined by its financial performance and outlook, capital expenditure requirements, alternatives available to investors, and other factors. The Company’s ability to obtain and renew such financing depends on its credit ratings, as well as on credit markets, both generally and for electric utilities in particular. Management believes that the availability of credit facilities, the expected ability to issue long-term debt and equity securities, and cash expected to be generated from operations provide sufficient cash and liquidity to meet the Company’s anticipated capital and operating requirements. However, the Company’s ability to issue long-term debt and equity could be adversely affected by changes in capital market conditions.

PGE expects to fund 2014 estimated capital requirements with cash from operations (which is expected to range from $540 million to $560 million) and a combination of proceeds from long-term bank loans and issuances of FMBs. The balance of the common stock available under the EFSA is expected to be issued in the first half of 2015, with none expected in 2014.

Short-term Debt. PGE has approval from the FERC to issue short-term debt up to a total of $900 million through February 6, 2016 and currently has the following unsecured revolving credit facilities:

•	A $400 million syndicated credit facility scheduled to expire November 2018; and

•	A $300 million syndicated credit facility scheduled to expire December 2017.

These revolving credit facilities supplement operating cash flow and provide a primary source of liquidity. Pursuant to the terms of the agreements, the revolving credit facilities may be used for general corporate purposes, backup for commercial paper borrowings, and the issuance of standby letters of credit.

As of June 30, 2014, PGE had no borrowings outstanding under the revolving credit facilities, no commercial paper outstanding, and $9 million of letters of credit issued. As of June 30, 2014, the aggregate available capacity under the revolving credit facilities was $691 million.

Additionally, the Company has two letters of credit facilities under which it may issue letters of credit in an aggregate amount not to exceed $60 million. As of June 30, 2014, the Company had $54 million of letters of credit issued, with an aggregate available capacity under the letters of credit facilities of $6 million.

Long-term Debt. During the first half of 2014, PGE entered into two long-term debt transactions, which are described below.

•
In May, PGE entered into an unsecured credit agreement with certain financial institutions, under which, the Company may obtain four separate term loans in an aggregate principal amount of $305 million. During the second quarter of 2014, PGE obtained three $75 million term loans, for an aggregate amount of $225 million. The Company obtained the fourth term loan in the amount of $80 million on July 21, 2014. The interest rate for the loans is LIBOR plus 70 basis points.

The credit agreement expires October 30, 2015, at which time any amounts outstanding under the term loans become due and payable. Upon the occurrence of certain events of default, the Company’s obligations under the credit agreement may be accelerated. Such events of default include payment defaults to lenders under the credit agreement, covenant defaults and other customary defaults.

•
In May, PGE entered into a bond purchase agreement with certain institutional buyers under which the Company agreed to issue, in three tranches, an aggregate principal amount of $280 million of FMBs as follows:

1.	On or about August 15, 2014, $100 million of 4.39% Series FMBs due 2045;

2.	On or about October 15, 2014, $100 million of 4.44% Series FMBs due 2046; and

3.	On or about November 17, 2014, $80 million of 3.51% Series FMBs due 2024.

As of June 30, 2014, total long-term debt outstanding was $2,141 million, of which $70 million matures in January 2015 and is classified as current. In addition, PGE owns $21 million of its Pollution Control Revenue Bonds, which may be remarketed at a later date, at the Company’s option.

Equity. PGE has an EFSA, whereby a forward counterparty borrowed 11,100,000 shares of the Company’s common stock from third parties and such borrowed shares were sold in a registered public offering in 2013. PGE receives proceeds from the sale of the common stock when the EFSA is physically settled. In 2013, the Company issued 700,000 shares pursuant to the EFSA and received net proceeds of $20 million. As of June 30, 2014, the Company could have physically settled the EFSA by delivering 10,400,000 shares of PGE common stock to the forward counterparty in exchange for cash of $281 million. The Company anticipates physical settlement of the EFSA by delivery of newly issued shares on or before June 11, 2015. For additional information on the EFSA, see Note 6, Equity, in the Notes to the Condensed Consolidated Financial Statements.

Capital Structure. PGE’s financial objectives include the balancing of debt and equity to maintain a low weighted average cost of capital while retaining sufficient flexibility to meet the Company’s financial obligations. The Company attempts to maintain a common equity ratio (common equity to total consolidated capitalization, including any current debt maturities) of approximately 50%. Achievement of this objective, while sustaining sufficient cash flow, is necessary to maintain investment grade credit ratings and allow access to long-term capital at the most favorable interest rates available. PGE’s common equity ratios were 46.6% and 48.7% as of June 30, 2014 and December 31, 2013, respectively.

Credit Ratings and Debt Covenants

PGE’s secured and unsecured debt is rated investment grade by Moody’s Investors Service (Moody’s) and Standard and Poor’s Ratings Services (S&P). PGE’s current credit ratings and outlook are as follows:

	Moody’s	S&P
First Mortgage Bonds	A1	A-
Senior unsecured debt	A3	BBB
Commercial paper	Prime-2	A-2
Outlook	Stable	Stable

Should Moody’s and/or S&P reduce their credit rating on PGE’s unsecured debt to below investment grade, the Company could be subject to requests by certain of its wholesale, commodity and related transmission counterparties to post additional performance assurance collateral in connection with its price risk management activities. The performance assurance collateral can be in the form of cash deposits or letters of credit, depending on the terms of the underlying agreements, and are based on the contract terms and commodity prices and can vary from period to period. These cash deposits are classified as Margin deposits, which is included in Other current assets on PGE’s condensed consolidated balance sheets, while any letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

As of June 30, 2014, PGE had posted approximately $20 million of collateral with these counterparties, consisting of $2 million in cash and $18 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of June 30, 2014, the approximate amount of additional collateral that could be requested upon a single agency downgrade to below investment grade was approximately $53 million and decreases to approximately $29 million by December 31, 2014, and $21 million by December 31, 2015. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade was approximately $125 million at June 30, 2014 and decreases to approximately $90 million by December 31, 2014, and $62 million by December 31, 2015.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing under the credit facilities would increase.

The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the FMBs. PGE estimates that on June 30, 2014, under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust, the Company could have issued up to approximately $846 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges or other dispositions of property.

PGE’s credit facilities contain customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt ratio). As of June 30, 2014, the Company’s debt ratio, as calculated under the credit agreements, was 53.4%.

Off-Balance Sheet Arrangements

PGE has an EFSA, which the Company may settle with the issuance of PGE common stock, for cash or net share settlement from time to time, in whole or part, through June 11, 2015. For additional information on the EFSA, see Note 6, Equity, in the Notes to the Condensed Consolidated Financial Statements.

In May 2014, the Company entered into a the bond purchase agreement, under which PGE agreed to sell certain institutional buyers, in three tranches, an aggregate principal amount of $280 million of FMBs. PGE expects to issue the FMBs between mid-August and mid-November 2014. For further information, see “Long-term Debt” in Note 2, Balance Sheet Components, in the Notes to Condensed Consolidated Financial Statements.

PGE has no other off-balance sheet arrangements other than outstanding letters of credit from time to time that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

PGE’s contractual obligations for 2014 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 14, 2014. Such obligations have not changed materially as of June 30, 2014, with the following exception:

•
During the second quarter of 2014, PGE obtained three $75 million term loans pursuant to a credit agreement, for an aggregate amount of $225 million. The interest rate for the loans is based on LIBOR. The credit agreement expires October 30, 2015, at which time any amounts outstanding under the term loans become due and payable.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, these disclosure controls and procedures were effective.

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

In September 2013, the plaintiffs filed an amended complaint that withdrew Title V and opacity claims, added claims associated with two 2011 projects, and expanded the scope of certain claims to encompass approximately 40 additional projects. The CSES co-owners have filed a motion to dismiss all of the claims in the amended complaint. In April 2014, the parties entered into an agreement under which, following the court’s decision on the motion to dismiss, plaintiffs will move to amend the complaint to limit the scope of the claims to thirteen projects. On May 22, 2014, the federal magistrate judge issued a recommendation to deny most of the motion to dismiss. The parties are awaiting a final decision on the motion to dismiss. This matter is scheduled for trial in June 2015.

Item 1A.	Risk Factors.

There have been no material changes to PGE’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 14, 2014.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).
3.2	Tenth Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 9, 2014).
10.1
Credit Agreement dated May 7, 2014, between Portland General Electric Company, Wells Fargo Bank, National Association, as Administrative Agent, and JPMorgan Chase Bank, N.A., U.S. Bank National Association, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	July 28, 2014	By:	/s/ James F. Lobdell
James F. Lobdell
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)