Form 10-Q
period 2014-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2014-10-28
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares of common stock outstanding as of October 23, 2014 is 78,209,672 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues, net	$484	$435	$1,400	$1,311
Operating expenses:
Purchased power and fuel	202	190	528	538
Production and distribution	60	54	181	169
Cascade Crossing transmission project	—	—	—	52
Administrative and other	54	49	164	158
Depreciation and amortization	76	62	224	186
Taxes other than income taxes	27	27	82	79
Total operating expenses	419	382	1,179	1,182
Income from operations	65	53	221	129
Interest expense	23	25	71	75
Other income:
Allowance for equity funds used during construction	11	4	26	8
Miscellaneous income, net	1	3	1	5
Other income, net	12	7	27	13
Income before income tax expense	54	35	177	67
Income tax expense	16	4	46	10
Net income and Comprehensive income	38	31	131	57
Less: net loss attributable to noncontrolling interests	(1)	—	(1)	(1)
Net income and Comprehensive income attributable to Portland General Electric Company	$39	$31	$132	$58

Weighted-average shares outstanding (in thousands):
Basic	78,203	77,637	78,170	76,401
Diluted	80,225	78,330	79,977	76,703

Earnings per share:
Basic	$0.48	$0.40	$1.67	$0.76
Diluted	$0.47	$0.40	$1.63	$0.76

Dividends declared per common share	$0.280	$0.275	$0.835	$0.820

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$97	$107
Accounts receivable, net	156	146
Unbilled revenues	73	104
Inventories	84	65
Regulatory assets—current	56	66
Other current assets	76	103
Total current assets	542	591
Electric utility plant, net	5,553	4,880
Regulatory assets—noncurrent	396	464
Nuclear decommissioning trust	89	82
Non-qualified benefit plan trust	33	35
Other noncurrent assets	44	49
Total assets	$6,657	$6,101

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	September 30, 2014	December 31, 2013
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$157	$173
Liabilities from price risk management activities—current	44	49
Current portion of long-term debt	70	—
Accrued expenses and other current liabilities	211	171
Total current liabilities	482	393
Long-term debt, net of current portion	2,251	1,916
Regulatory liabilities—noncurrent	940	865
Deferred income taxes	626	586
Unfunded status of pension and postretirement plans	163	154
Asset retirement obligations	107	100
Non-qualified benefit plan liabilities	101	101
Liabilities from price risk management activities—noncurrent	78	141
Other noncurrent liabilities	20	25
Total liabilities	4,768	4,281
Commitments and contingencies (see notes)
Equity:
Portland General Electric Company shareholders’ equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, no par value, 160,000,000 shares authorized; 78,209,428 and 78,085,559 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	916	911
Accumulated other comprehensive loss	(5)	(5)
Retained earnings	978	913
Total Portland General Electric Company shareholders’ equity	1,889	1,819
Noncontrolling interests’ equity	—	1
Total equity	1,889	1,820
Total liabilities and equity	$6,657	$6,101

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$131	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224	186
Cascade Crossing transmission project	—	52
Decrease in net liabilities from price risk management activities	(60)	(35)
Regulatory deferrals—price risk management activities	60	35
Deferred income taxes	31	(2)
Pension and other postretirement benefits	25	28
Allowance for equity funds used during construction	(26)	(8)
Regulatory deferral of settled derivative instruments	9	13
Decoupling mechanism deferrals, net of amortization	4	(5)
Other non-cash income and expenses, net	18	14
Changes in working capital:
Decrease in accounts receivable and unbilled revenues	32	47
Decrease in margin deposits, net	4	10
Increase in accounts payable and accrued liabilities	18	13
Other working capital items, net	(2)	24
Cash received to be returned to customers pursuant to the Residential Exchange Program	13	—
Proceeds received from Trojan spent fuel legal settlement	6	44
Other, net	(14)	(14)
Net cash provided by operating activities	473	459
Cash flows from investing activities:
Capital expenditures	(824)	(453)
Contribution to nuclear decommissioning trust	(6)	(44)
Sales of nuclear decommissioning trust securities	13	20
Purchases of nuclear decommissioning trust securities	(15)	(21)
Proceeds received from insurance recovery	3	3
Proceeds from sale of property	4	—
Other, net	4	4
Net cash used in investing activities	(821)	(491)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$405	$225
Payments on long-term debt	—	(100)
Proceeds from issuance of common stock, net of issuance costs	—	67
Borrowings on short-term debt	—	35
Payments on short-term debt	—	(35)
Maturities of commercial paper, net	—	(17)
Dividends paid	(66)	(62)
Debt issuance costs	(1)	(2)
Net cash provided by financing activities	338	111
Change in cash and cash equivalents	(10)	79
Cash and cash equivalents, beginning of period	107	12
Cash and cash equivalents, end of period	$97	$91

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$52	$57
Cash paid for income taxes	16	9
Non-cash investing and financing activities:
Accrued capital additions	76	23
Accrued dividends payable	23	22
Preliminary engineering costs transferred to Construction work-in-progress from Other noncurrent assets	—	9

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity in the state of Oregon. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to obtain reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. PGE’s corporate headquarters are located in Portland, Oregon and its approximately 4,000 square mile, state-approved service area allocation is located entirely within the state of Oregon, encompassing 52 incorporated cities, of which Portland and Salem are the largest. As of September 30, 2014, PGE served 843,110 retail customers with a service area population of approximately 1.7 million, comprising approximately 44% of the state’s population.

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

To conform with the 2014 presentation, PGE has reclassified Margin deposits of $9 million with Other current assets in the condensed consolidated balance sheet as of December 31, 2013. In addition, the Company has reclassified Power cost deferrals, net of amortization of $4 million to Other non-cash income and expenses, net in the operating activities section of the condensed consolidated statement of cash flows for the nine months ended September 30, 2013.

The financial information included herein for the three and nine month periods ended September 30, 2014 and 2013 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated statements of income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs may not be reflective of amounts to be recognized for a full year. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and natural gas, interim financial results do not necessarily represent those to be expected for the year. The financial information as of December 31, 2013 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 14, 2014, which should be read in conjunction with such condensed consolidated financial statements.

Comprehensive Income

PGE had no material components of other comprehensive income to report for the three and nine month periods ended September 30, 2014 and 2013.

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

ASU 2014-15, Disclosure of Uncertainties about an Entity’s Going Concern Presumption (Topic 205) (ASU 2014-15), requires entities to perform a going concern assessment at each annual and interim reporting period by evaluating their ability to meet their financial obligations for a look-forward period of one year from the financial issuance date, or the date the financial statements are available to be issued. Disclosure is required if it is probable an entity will be unable to meet its obligations within the look-forward period, with incremental substantial doubt disclosure required if the probability is not mitigated by management’s plans. The provisions of ASU 2014-15 are effective for annual periods ending after December 15, 2016, or December 31, 2016 for PGE, and interim periods in fiscal years beginning after December 15, 2016, or January 1, 2017 for the Company. Early adoption is permitted. The adoption of the provisions of ASU 2014-15 is not expected to have a material impact on PGE’s consolidated financial position, consolidated results of operations, or consolidated cash flows.

NOTE 2: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable is net of an allowance for uncollectible accounts of $6 million as of September 30, 2014 and December 31, 2013.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The activity in the allowance for uncollectible accounts is as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Balance as of beginning of period	$6	$5
Provision, net	5	4
Amounts written off, less recoveries	(5)	(4)
Balance as of end of period	$6	$5

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

Other Current Assets

Other current assets consist of the following (in millions):

	September 30, 2014	December 31, 2013
Current deferred income tax asset	$41	$42
Prepaid expenses	25	38
Assets from price risk management activities	4	13
Margin deposits	5	9
Other	1	1
Other current assets	$76	$103

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	September 30, 2014	December 31, 2013
Electric utility plant	$7,277	$7,095
Construction work-in-progress	1,141	508
Total cost	8,418	7,603
Less: accumulated depreciation and amortization	(2,865)	(2,723)
Electric utility plant, net	$5,553	$4,880

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $188 million and $170 million as of September 30, 2014 and December 31, 2013, respectively. Amortization expense related to intangible assets was $6 million and $5 million for the three months ended September 30, 2014 and 2013, respectively, and $18 million and $16 million for the nine months ended September 30, 2014 and 2013, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

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

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	September 30, 2014			December 31, 2013
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$40		$76	$36		$140
Pension and other postretirement plans	—		180	—		194
Deferred income taxes	—		85	—		76
Deferred broker settlements	4		—	12		1
Debt reacquisition costs	—		16	—		17
Deferred capital projects	4		19	16		18
Other	8		20	2		18
Total regulatory assets	$56		$396	$66		$464
Regulatory liabilities:
Asset retirement removal costs	$—		$791	$—		$747
Trojan decommissioning activities	—		57	—		41
Asset retirement obligations	—		40	—		39
Other	4		52	1		38
Total regulatory liabilities	$4	*	$940	$1	*	$865

*	Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2014	December 31, 2013
Accrued employee compensation and benefits	$50	$46
Accrued interest payable	37	23
Accrued taxes payable	37	21
Accrued dividends payable	23	22
Regulatory liabilities—current	4	1
Other	60	58
Total accrued expenses and other current liabilities	$211	$171

Credit Facilities

PGE has the following unsecured revolving credit facilities as of September 30, 2014:

•	A $400 million syndicated credit facility, which is scheduled to expire in November 2018; and

•	A $300 million syndicated credit facility, which is scheduled to expire in December 2017.

Pursuant to the terms of the agreements, both revolving credit facilities may be used for general corporate purposes and as backup for commercial paper borrowings, and also permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. Both revolving credit facilities contain provisions for two, one-year extensions that are subject to approval by the banks, require annual fees based on PGE’s unsecured credit ratings, and contain customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreements, to 65% of total capitalization. As of September 30, 2014, PGE was in compliance with this covenant with a 55.1% debt to total capital ratio.

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

PGE classifies borrowings under the revolving credit facilities and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets. As of September 30, 2014, PGE had no borrowings outstanding under the revolving credit facilities, no commercial paper outstanding, and $9 million of letters of credit issued. As of September 30, 2014, the aggregate available capacity under the credit facilities was $691 million.

In addition, the Company has two $30 million letter of credit facilities, under which PGE can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit are subject to the approval of the issuing institution. As of September 30, 2014, $55 million of letters of credit had been issued under these facilities.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Long-term Debt

During the nine months ended September 30, 2014, PGE obtained four term loans pursuant to a credit agreement in an aggregate principal amount of $305 million. The term loan interest rates are set at the beginning of the interest period for periods ranging from one- to six-months, as selected by PGE and are based on the London Interbank Offered Rate (LIBOR) plus 70 basis points (approximately 0.9% as of September 30, 2014), with no other fees. The credit agreement expires October 30, 2015, at which time any amounts outstanding under the term loans become due and payable. Upon the occurrence of certain events of default, the Company’s obligations under the credit agreement may be accelerated. Such events of default include payment defaults to lenders under the credit agreement, covenant defaults and other customary defaults.

Additionally, in May 2014, PGE entered into a bond purchase agreement with certain institutional buyers (Buyers) under which the Company agreed to sell to the Buyers, in three tranches, an aggregate principal amount of $280 million of First Mortgage Bonds (FMBs). During the third quarter of 2014, 4.39% Series FMBs, due 2045, in the amount of $100 million was issued and funded. On October 15, 2014, a 4.44% Series FMBs, due 2046, in the amount of $100 million was issued and funded. A 3.51% Series FMBs, due 2024, in the amount of $80 million is expected to be issued and funded on or about November 17, 2014.

Pension and Other Postretirement Benefits

Components of net periodic benefit cost are as follows (in millions):

	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2014	2013	2014	2013	2014	2013
Three Months Ended September 30:
Service cost	$4	$4	$—	$1	$—	$—
Interest cost	8	7	1	1	—	—
Expected return on plan assets	(9)	(10)	—	—	—	—
Amortization of net actuarial loss	4	6	—	—	—	—
Net periodic benefit cost	$7	$7	$1	$2	$—	$—

Nine Months Ended September 30:
Service cost	$11	$12	$1	$2	$—	$—
Interest cost	25	23	3	3	1	1
Expected return on plan assets	(29)	(30)	(1)	(1)	—	—
Amortization of prior service cost	—	—	1	1	—	—
Amortization of net actuarial loss	13	18	—	—	—	—
Net periodic benefit cost	$20	$23	$4	$5	$1	$1

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate fair value as of September 30, 2014 and December 31, 2013, and then classifies these financial assets and liabilities based on a fair value hierarchy. The fair value hierarchy is used to prioritize the inputs to the valuation techniques used to measure fair value. These three levels and application to the Company are discussed below.

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

PGE recognizes transfers between levels in the fair value hierarchy as of the end of the reporting period for all its financial instruments. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels during the three and nine month periods ended September 30, 2014 and 2013, except those transfers from Level 3 to Level 2 presented in this note.

The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust: (1)
Money market funds	$—	$65	$—	$65
Debt securities:
Domestic government	8	6	—	14
Corporate credit	—	10	—	10
Non-qualified benefit plan trust: (2)
Equity Securities:
Domestic	4	2	—	6
International	1	—	—	1
Assets from price risk management activities: (1) (3)
Electricity	—	2	—	2
Natural gas	—	3	1	4
	$13	$88	$1	$102
Liabilities—Liabilities from price risk management activities:(1) (3)
Electricity	$—	$4	$80	$84
Natural gas	—	19	19	38
	$—	$23	$99	$122

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Excludes insurance policies of $26 million, which are recorded at cash surrender value.

(3)	For further information, see Note 4, Price Risk Management.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

			Valuation Technique	Significant Unobservable Input	Price per Unit
	Fair Value						Weighted Average
Commodity Contracts	Assets	Liabilities			Low	High
	(in millions)
As of September 30, 2014:
Electricity physical forward	$—	$65	Discounted cash flow	Electricity forward price (per MWh)	$12.91	$110.96	$41.50
Natural gas financial swaps	1	19	Discounted cash flow	Natural gas forward price (per Decatherm)	3.30	4.99	3.86
Electricity financial futures	—	15	Discounted cash flow	Electricity forward price (per MWh)	12.91	43.34	35.72
	$1	$99
As of December 31, 2013:
Electricity physical forward	$—	$103	Discounted cash flow	Electricity forward price (per MWh)	$9.63	$77.95	$40.18
Natural gas financial swaps	—	23	Discounted cash flow	Natural gas forward price (per Decatherm)	3.16	4.49	3.71
Electricity financial futures	1	14	Discounted cash flow	Electricity forward price (per MWh)	9.63	46.07	33.01
	$1	$140

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance as of the beginning of the period	$89	$56	$139	$16
Net realized and unrealized losses (gains)*	9	8	(45)	48
Settlements	(1)	—	(1)	—
Transfers out of Level 3 to Level 2	1	—	5	—
Balance as of the end of the period	$98	$64	$98	$64

*
Contains nominal amounts of realized losses. Both realized and unrealized losses (gains) are recorded in Purchased power and fuel expense in the condensed consolidated statements of income of which the unrealized portion is fully offset by the effects of regulatory accounting until settlement of the underlying transactions.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the three and nine month periods ended September 30, 2014 and 2013, there were no transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers in and transfers out of Level 3 at the end of the reporting period for all of its financial instruments. Transfers from Level 2 to Level 1 for the Company’s price risk management assets and liabilities do not occur as quoted prices are not available for identical instruments. As such, the Company’s assets and liabilities from price risk management activities mature and settle as Level 2 fair value measurements.

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

As of September 30, 2014, the carrying amount of PGE’s long-term debt was $2,321 million and its estimated aggregate fair value was $2,632 million, consisting of $2,327 million and $305 million classified as Level 2 and Level 3, respectively, in the fair value hierarchy. As of December 31, 2013, the carrying amount of PGE’s long-term debt was $1,916 million and its estimated aggregate fair value was $2,074 million, all classified as Level 2 in the fair value hierarchy.

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

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	September 30, 2014		December 31, 2013
Current assets:
Commodity contracts:
Electricity	$2		$9
Natural gas	2		4
Total current derivative assets	4	(1)	13	(1)
Noncurrent assets:
Commodity contracts:
Electricity	—		1
Natural gas	2		—
Total noncurrent derivative assets	2	(2)	1	(2)
Total derivative assets not designated as hedging instruments	$6		$14
Total derivative assets	$6		$14
Current liabilities:
Commodity contracts:
Electricity	$29		$20
Natural gas	15		29
Total current derivative liabilities	44		49
Noncurrent liabilities:
Commodity contracts:
Electricity	55		107
Natural gas	23		34
Total noncurrent derivative liabilities	78		141
Total derivative liabilities not designated as hedging instruments	$122		$190
Total derivative liabilities	$122		$190

(1)	Included in Other current assets on the condensed consolidated balance sheets.

(2)	Included in Other noncurrent assets on the condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle through 2035, were as follows (in millions):

	September 30, 2014		December 31, 2013
Commodity contracts:
Electricity	18	MWh	14	MWh
Natural gas	100	Decatherms	106	Decatherms
Foreign currency	$8	Canadian	$7	Canadian

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

Information related to Price risk management liabilities subject to master netting agreements is as follows (in millions):

				Gross Amounts Not Offset in
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Condensed Consolidated
				Balance Sheets		Net Amount
				Derivatives	Cash Collateral(1)
As of September 30, 2014:
Liabilities:
Commodity contracts:
Electricity(2)	$52	$—	$52	$(52)	$—	$—
Natural gas(2)	1	—	1	(1)	—	—
	$53	$—	$53	$(53)	$—	$—

As of December 31, 2013:
Liabilities:
Commodity contracts:
Electricity(2)	$91	$—	$91	$(91)	$—	$—
Natural gas(2)	1	—	1	(1)	—	—
	$92	$—	$92	$(92)	$—	$—

(1)	As of September 30, 2014 and December 31, 2013, PGE had posted collateral in the amount of $9 million and $7 million, respectively, which consisted entirely of letters of credit.

(2)	Included in Liabilities from price risk management activities—current and Liabilities from price risk management activities—noncurrent.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are recorded in Purchased power and fuel in the condensed consolidated statements of income and were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Commodity contracts:
Electricity	$8	$(1)	$(21)	$17
Natural Gas	25	10	(17)	30

Net unrealized and certain net realized losses (gains) presented in the preceding table are offset within the condensed consolidated statements of income by the effects of regulatory accounting. Of the net losses (gains) recognized in Net income for the three months ended September 30, 2014 and 2013, net losses of $34 million and $7 million, respectively, have been offset. Net gains of $30 million and net losses of $66 million have been offset for the nine months ended September 30, 2014 and 2013, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of September 30, 2014 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total
Commodity contracts:
Electricity	$4	$28	$13	$5	$4	$28	$82
Natural gas	6	10	12	5	1	—	34
Net unrealized loss	$10	$38	$25	$10	$5	$28	$116

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2014 was $119 million, for which PGE has posted $17 million in collateral, consisting primarily of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered at September 30, 2014, the cash requirement to either post as collateral or settle the instruments immediately would have been $116 million. As of September 30, 2014, PGE has posted an immaterial amount of cash collateral, which is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheet, for derivative instruments with no credit-risk related contingent features.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Counterparties representing 10% or more of Assets and Liabilities from price risk management activities were as follows:

	September 30, 2014	December 31, 2013
Assets from price risk management activities:
Counterparty A	37%	53%
Counterparty B	20	5
Counterparty C	11	—
	68%	58%
Liabilities from price risk management activities:
Counterparty D	39%	43%
Counterparty E	15	11
	54%	54%

See Note 3, Fair Value of Financial Instruments, for additional information concerning the determination of fair value for the Company’s Assets and Liabilities from price risk management activities.

NOTE 5: EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of: i) employee stock purchase plan shares; ii) unvested time-based and performance-based restricted stock units, along with associated dividend equivalent rights; and iii) shares issuable pursuant to an equity forward sale agreement (EFSA). See Note 6, Equity, for additional information on the EFSA and its impact on earnings per share. Unvested performance-based restricted stock units and associated dividend equivalent rights are included in dilutive potential common shares only after the performance criteria have been met. For the three and nine month periods ended September 30, 2014, unvested performance-based restricted stock units and associated dividend equivalent rights of approximately 361,000 were excluded from the dilutive calculation because the performance goals had not been met. For the three and nine month periods ended September 30, 2013, unvested performance-based restricted stock units and associated dividend equivalent rights of approximately 440,000 were similarly excluded.

Net income attributable to PGE common shareholders is the same for both the basic and diluted earnings per share computations. The reconciliations of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average common shares outstanding—basic	78,203	77,637	78,170	76,401
Dilutive effect of potential common shares	2,022	693	1,807	302
Weighted-average common shares outstanding—diluted	80,225	78,330	79,977	76,703

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 6: EQUITY

The activity in equity during the nine months ended September 30, 2014 and 2013 is as follows (dollars in millions):

	Portland General Electric Company Shareholders’ Equity
	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests’ Equity

	Shares	Amount
Balances as of December 31, 2013	78,085,559	$911	$(5)	$913	$1
Issuances of shares pursuant to equity-based plans	123,869	1	—	—	—
Stock-based compensation	—	4	—	—	—
Dividends declared	—	—	—	(67)	—
Net income	—	—	—	132	(1)
Balances as of September 30, 2014	78,209,428	$916	$(5)	$978	$—

Balances as of December 31, 2012	75,556,272	$841	$(6)	$893	$2
Issuances of common stock, net of issuance costs of $3	2,365,000	67	—	—	—
Issuances of shares pursuant to equity-based plans	146,027	—	—	—	—
Stock-based compensation	—	2	—	—	—
Dividends declared	—	—	—	(63)	—
Net income (loss)	—	—	—	58	(1)
Balances as of September 30, 2013	78,067,299	$910	$(6)	$888	$1

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

At September 30, 2014, the Company could have physically settled the EFSA by delivering 10,400,000 shares to the forward counterparty in exchange for cash of $278 million. In addition, at September 30, 2014, the Company could have elected to make a cash settlement by paying approximately $56 million, or a net share settlement by delivering approximately 1,742,421 shares of common stock. To the extent that PGE makes a cash or net share settlement, the Company would receive no additional proceeds from the public offering.

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

A loss contingency will also be disclosed when it is reasonably possible that an asset has been impaired or a liability incurred if the estimate or range of potential loss is material. If a probable or reasonably possible loss cannot be reasonably estimated, then the Company: i) discloses an estimate of such loss or the range of such loss, if the Company is able to determine such an estimate; or ii) discloses that an estimate cannot be made and the reasons.

If an asset has been impaired or a liability incurred after the financial statement date, but prior to the issuance of the financial statements, the loss contingency is disclosed, if material, and the amount of any estimated loss is recorded in the subsequent reporting period.

The Company evaluates, on a quarterly basis, developments in such matters that could affect the amount of any accrual, as well as the likelihood of developments that would make a loss contingency both probable and reasonably estimable. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves a series of complex judgments about future events. Management is often unable to estimate a reasonably possible loss, or a range of loss, particularly in cases in which: i) the damages sought are indeterminate or the basis for the damages claimed is not clear; ii) the proceedings are in the early stages; iii) discovery is not complete; iv) the matters involve novel or unsettled legal theories; v) there are significant facts in dispute; vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or vii) there are a wide range of potential outcomes. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution, including any possible loss, fine, penalty, or business impact.

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

On October 2, 2014, the Oregon Supreme Court, in a unanimous decision, affirmed the February 6, 2013 Oregon Court of Appeals decision that upheld the OPUC’s 2008 Order.

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

The October 2, 2014 Oregon Supreme Court decision described above expressly noted that the plaintiffs in the class action must address any request to lift the abatement with the Marion County Circuit Court. PGE is evaluating how to proceed with respect to the class actions.

Because the class actions remain pending, management believes that it is reasonably possible that a loss to the Company in excess of the amounts previously recorded and discussed above could result. As these matters involve unsettled legal theories and have a broad range of potential outcomes, sufficient information is currently not available to determine PGE’s potential liability, if any, or to estimate a range of potential loss.

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

DEQ Investigation of Downtown Reach

The Oregon Department of Environmental Quality (DEQ) has executed a memorandum of understanding with the EPA to administer and enforce clean-up activities for portions of the Willamette River that are upriver from the Portland Harbor Superfund site (the Downtown Reach). In January 2010, the DEQ issued an order requiring PGE to perform an investigation of certain portions of the Downtown Reach. PGE completed this investigation in December 2011 and entered into a consent order with the DEQ in July 2012 to conduct a feasibility study of alternatives for remedial action for the portions of the Downtown Reach that were included within the scope of PGE’s investigation. The draft feasibility study report, which describes possible remediation alternatives that range in estimated cost from $3 million to $8 million, was submitted to the DEQ in February 2014. Following the DEQ’s evaluation of the draft feasibility study, PGE submitted a final feasibility study to the DEQ in September 2014. The estimated costs in the final feasibility study did not differ significantly from those in the draft feasibility study. Using the Company’s best estimate of the probable cost for the remediation effort from the set of alternatives provided in the feasibility study report, PGE has a $3 million reserve for this matter as of September 30, 2014.
Based on the available evidence of previous rate recovery of incurred environmental remediation costs for PGE, as well as for other utilities operating within the same jurisdiction, the Company has concluded that the estimated cost of $3 million to remediate the Downtown Reach is probable of recovery. As a result, the Company also has a regulatory asset of $3 million for future recovery in prices as of September 30, 2014. The Company included recovery of the regulatory asset in its 2015 General Rate Case filed with the OPUC in February 2014. The Company has entered into a stipulation in the 2015 GRC, which is subject to OPUC approval, that includes revenues to offset the amortization of the regulatory asset over a two year period beginning January 1, 2015.

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

On May 3, 2013, the defendants filed a motion to dismiss 36 of 39 claims alleged in the complaint. In September 2013, the plaintiffs filed a motion for partial summary judgment regarding the appropriate method of calculating emission increases. Also in September 2013, the plaintiffs filed an amended complaint that withdrew Title V and opacity claims, added claims associated with two 2011 projects, and expanded the scope of certain claims to encompass approximately forty additional projects. In July 2014, the court denied both the defendants’ motion to dismiss and the plaintiffs’ motion for partial summary judgment.

On August 27, 2014, the plaintiffs filed a second amended complaint to which the defendants’ response was filed September 26, 2014. The second amended complaint continues to seek injunctive relief, declaratory relief, and civil penalties for alleged violations of the federal Clean Air Act. The plaintiffs state in the second amended complaint that it was filed, in part, to comply with the court’s ruling on the defendants’ motion to dismiss and plaintiffs’ motion for partial summary judgment. Discovery in this matter is ongoing with trial now scheduled for August 2015.

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

In September 2012, Earthjustice filed an affidavit pursuant to Montana’s Major Facility Siting Act (MFSA) that sought review of the AOC by Montana’s Board of Environmental Review (BER), on behalf of environmental groups Sierra Club, the MEIC, and the National Wildlife Federation (collectively, the Petitioners). In September 2012, the operator of CSES filed an election with the BER to have this proceeding conducted in Montana state district court as contemplated by the MFSA. MDEQ and the operator of CSES filed a motion to dismiss several of the claims brought by the Petitioners. On September 30, 2014, the district court denied the motion.

In October 2012, Earthjustice, on behalf of the Petitioners, filed with the Montana state district court a separate action petitioning for a writ of mandamus and a complaint for declaratory relief alleging that the AOC fails to require the necessary actions under the MFSA and the Montana Water Quality Act with respect to groundwater

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

seepage from the wastewater facilities at CSES. On May 31, 2013, the district court judge granted the defendants’ motion to dismiss the petition for the writ of mandamus.

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

If the ruling is upheld, PGE estimates that its income tax liability could increase by as much as $7 million due to an increase in the tax rate at which deferred tax liabilities would be recognized in future years. During the third quarter of 2013, the Company entered into a closing agreement with the DOR, under which the DOR agreed to the tax apportionment methodology utilized on the tax returns relating to open tax years 2008 through 2012.

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

NOTE 8: GUARANTEES

PGE enters into financial agreements and power and natural gas purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of September 30, 2014, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

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

•
Port Westward Unit 2 (PW2)—Construction commenced in May 2013 on PW2, which is a 220 MW natural gas-fired flexible capacity resource located adjacent to the Port Westward and Beaver natural gas-fired generating plants near Clatskanie, Oregon. This project is currently on budget at an estimated total cost of $300 million, excluding the allowance for funds used during construction (AFDC), and is expected to be online in the first quarter of 2015. As of September 30, 2014, $254 million, including $16 million of AFDC, is included in CWIP for PW2. The Company has requested in its 2015 General Rate Case (2015 GRC) that cost recovery for the project begin at the point at which the plant is placed into service;

•
Tucannon River wind farm (Tucannon River)—Construction commenced in September 2013 on Tucannon River, which is a wind farm located in southeastern Washington with a nameplate capacity of 267 MW, consisting of 116 turbines each with a generating capacity of 2.3 MW. This project is currently on budget at an estimated total cost of $500 million, excluding AFDC, and is expected to be online between December 2014 and early first quarter of 2015. As of September 30, 2014, $484 million, including $16 million of AFDC, is included in CWIP for Tucannon River. The Company requested recovery of costs related t

o the project in its 2015 GRC to begin when the plant is placed into service. In addition, in March 2014, PGE submitted a renewable adjustment clause mechanism (RAC) filing to the OPUC to allow for deferral and recovery of costs to begin in 2014, if the project should come online in 2014; and

•
Carty Generating Station (Carty)—Construction commenced in January 2014 on Carty, which is a 440 MW natural gas-fired baseload resource located in Eastern Oregon, adjacent to Boardman. This project is currently on budget at an estimated total cost of $450 million, excluding AFDC, and is expected to be online in mid-2016. As of September 30, 2014, $234 million, including $12 million of AFDC, is included in CWIP for Carty. The Company expects to file for recovery of costs related to this project in a 2016 General Rate Case (2016 GRC) that will be based on a 2016 test year.

In total, the Company’s capital expenditures in 2014 are expected to approximate $1 billion, which includes an estimated $630 million related to the three new generation resources under construction discussed above. For additional information on the timing of expenditures for these three new generation resources, see “Capital Requirements” in the Liquidity and Capital Resources section of this Item 2.

PGE expects to fund 2014 estimated capital requirements with a combination of cash from operations, which is expected to range from $470 million to $500 million, and proceeds from long-term bank loans and issuances of FMBs of $585 million. For additional information, see “Liquidity” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 2.

General Rate Cases—On January 1, 2014, new customer prices went into effect pursuant to the OPUC order issued on PGE’s 2014 General Rate Case (2014 GRC). The OPUC authorized a $61 million increase in annual revenues, representing an approximate 4% overall increase in customer prices. The increase includes improvements to existing power plants and wind forecasting, new Clackamas River fish-sorting facilities, a disaster-preparedness center, technology investments, employee benefit costs and compliance with new federal regulations. In addition, the order approved a capital structure of 50% debt and 50% equity, a return on equity of 9.75%, a cost of capital of 7.65%, and an average rate base of approximately $3.1 billion.

During the third quarter of 2014, PGE, OPUC Staff, and intervenors reached agreements that resolve all remaining matters in the Company’s 2015 General Rate Case (2015 GRC). On February 13, 2014, PGE filed a 2015 GRC with the OPUC that is based on a 2015 test year. The primary driver of the 2015 GRC was to request recovery of costs related to PW2 and Tucannon River be included in customer prices when these resources become operational.

Reflecting the impacts of stipulations reached with Staff and intervenors in connection with the 2015 GRC proceeding, the estimated net increase in annual revenues approximates $17 million, representing about a 1% overall increase in customer prices. The stipulations include a capital structure of 50% debt and 50% equity, a return on equity of 9.68%, a cost of capital of 7.56%, and a rate base of approximately $3.8 billion. The estimated net increase in annual revenues consists of the following (in millions):

New generating plants:
Port Westward Unit 2	$48
Tucannon River wind farm	39
Decrease in base business cost	(41)
Customer credits*	(29)
Annual revenue net increase	$17

*
Includes approximately $17 million for the return of $50 million over three years, 2015 through 2017, for the settlement of a legal matter concerning costs associated with the operation of the Independent Spent Fuel Storage Installation (ISFSI) at Trojan. Also includes credits related to the return of ISFSI tax credits to customers and an additional Bonneville Power Administration (BPA) Regional Power Act refund to residential customers.

By November 14, 2014, the Company is expected to file a final update to forecasted power costs for 2015, which may further change the amounts presented in the preceding table.

The stipulations are subject to OPUC approval, with a final order on the 2015 GRC expected to be issued by the OPUC by mid-December 2014. New customer prices are expected to become effective in 2015, with a price decrease related to base business and customer credits effective January 1 and two price increases to be effective as the two new generating plants become operational. PW2 is expected to be placed in service in the first quarter of 2015 and Tucannon River is expected to be placed in service between December 2014 and early first quarter of 2015. Pursuant to the terms of the stipulation, a forecast of capital expenditures for PW2 of $323 million and Tucannon River of $525 million will be used to set customers prices. However, to the extent that actual capital expenditures are less than that used to set customer prices, the revenue requirement impact of any shortfall will be deferred for future refund to customers. In the event that actual capital expenditures exceed that used to set customer prices, there is no deferral of such incremental capital costs.

The Company expects to file a 2016 GRC with the OPUC in mid-February 2015 that will be based on a 2016 test year. The primary driver of the 2016 GRC is to request that costs related to Carty Generating Station be included in customer prices when this resource becomes operational, which is expected in mid-2016.

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

Customers and Demand—Retail energy deliveries for the nine months ended September 30, 2014 increased overall 0.7% from the comparable period of 2013, with increases across all customer classes. The increase in commercial and industrial energy deliveries was driven by increased demand from the high tech industry, office buildings, and the government and education sectors, which was partially offset by decreased demand from a paper production customer. Energy efficiency and conservation efforts by retail customers continue to influence total energy deliveries, although the financial impacts to the Company of such efforts are largely mitigated by the decoupling mechanism.

The following table presents the average number of retail customers, and corresponding energy deliveries, by customer class, for the periods indicated and includes customers purchasing their energy from Electricity Service Suppliers (ESSs):

	Nine Months Ended September 30,
	2014		2013		% Increase in Energy Deliveries
	Average Number of Customers	Retail Energy Deliveries*	Average Number of Customers	Retail Energy Deliveries*
Residential	734,792	5,472	727,579	5,469	0.1%
Commercial	105,284	5,621	104,436	5,540	1.5
Industrial	260	3,196	264	3,186	0.3
Total	840,336	14,289	832,279	14,195	0.7

*	In thousands of MWh.

Power Operations—To meet the energy needs of its retail customers, the Company utilizes a combination of its own generating resources and wholesale market transactions. Based on numerous factors, including plant availability, customer demand, river flows, wind conditions, and current wholesale prices, PGE makes economic dispatch decisions continuously in an effort to obtain reasonably-priced power for its retail customers. In addition, PGE’s thermal generating plants require varying levels of annual maintenance, during which the respective plant is unavailable to provide power. As a result, the amount of power generated and purchased in the wholesale market to meet the Company’s retail load requirement can vary from period to period. During the nine months ended September 30, 2014 and 2013, availability of the plants PGE operates approximated 92% and 90%, respectively, with the availability of Colstrip Units 3 and 4, in which the Company has a 20% ownership interest but does not operate, approximating 80% and 66%, respectively. Beginning in the third quarter of 2013, the Company experienced three unplanned plant outages with Boardman off-line for July 2013, Coyote Springs off-line for September through November 2013, and Colstrip Unit 4 off-line for July 2013 through January 2014. As a result of these unplanned plant outages, PGE incurred incremental replacement power costs of approximately $2 million in the first quarter of 2014 and $17 million in the second half of 2013.

During the nine months ended September 30, 2014, the Company’s generating plants provided approximately 55% of its retail load requirement, compared with 54% in the nine months ended September 30, 2013. The increase in the proportion of power generated to meet the Company’s retail load requirement was largely the result of the difference in the economic dispatch decisions made throughout the respective periods, as well as the unplanned plant outages of Boardman, Coyote Springs and Colstrip Unit 4.

Energy received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects in the nine months ended September 30, 2014 was comparable with the nine months ended September 30, 2013, and provided approximately 18% of the Company’s retail load requirement for each of those periods. Energy received from these sources exceeded projected levels included in the Company’s Annual Power Cost Update Tariff (AUT) by 2% for the first nine months of 2014 and 2013. Any excess in hydro generation from that projected in the AUT normally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. Energy from hydro resources is expected to approximate projected levels included in the AUT for 2014.

Energy expected to be received from PGE-owned wind generating resources (Biglow Canyon) is projected annually in the AUT. Any excess in wind generation from that projected in the AUT generally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. Energy received from Biglow Canyon fell short of that projected in PGE’s AUT by 9% for the nine months ended September 30, 2014 and 14% for the nine months ended September 30, 2013, and provided approximately 7% of the Company’s retail load requirement for the nine months ended September 30, 2014 and 2013.

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

For the nine months ended September 30, 2014, actual NVPC was approximately $9 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2014 is currently estimated to be below baseline NVPC, but within the deadband range; accordingly, no estimated collection from, or refund to, customers is expected under the PCAM for 2014.

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

The following discussion highlights certain regulatory items that have impacted the Company’s revenues, results of operations, or cash flows for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 or have affected retail customer prices, as authorized by the OPUC. In some cases, the Company has deferred the related expenses or benefits as regulatory assets or liabilities, respectively, for later amortization and inclusion in customer prices, pending OPUC review and authorization.

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

Under the PCAM for 2013, NVPC were within the limits of the deadband, thus no potential refund or collection was recorded. The OPUC then issued an order in October 2014 that affirmed no refund or collection would be made during 2015 under the PCAM for 2013.

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

Pursuant to the Company’s 2014 GRC, the OPUC approved a change in the refund or collection period such that it will begin January 1, rather than June 1. Accordingly, collection of the estimated $5 million recorded during 2013 is expected, subject to OPUC approval, to occur largely over a one year period beginning January 1, 2015.

For the nine months ended September 30, 2014, the Company has recorded an estimated refund of $3 million. Any resulting refund to customers for the 2014 year would begin January 1, 2016.

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

•
Boardman Operating Life Adjustment—As part of the 2014 GRC, the incremental depreciation expense that resulted from the shortened Boardman life was included in base customer prices, while recovery of the decommissioning costs continue under this separate tariff. During the second quarter of 2014, the OPUC approved the request for recovery of additional decommissioning costs that resulted from the acquisition of the additional 15% interest in Boardman on December 31, 2013, which is expected to result in approximately $3 million additional revenue in 2014. The tariff also provides for annual updates to decommissioning revenue requirements with revised prices to take effect each January 1.

PGE has signed an agreement to acquire, by December 31, 2014, the 10% ownership share in Boardman currently held by one of the co-owners. On September 18, 2014, the Company submitted to the OPUC a request for approval of the annual update of the decommissioning revenue requirements for 2015, which included the additional decommissioning costs related to this incremental 10% ownership. PGE applied to the FERC on September 19, 2014 for authorization to consummate the acquisition. A FERC order is anticipated by mid-November, 2014.

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

The Action Plan of the 2013 IRP includes the following, among other components, between 2014 and 2017:

•	Seek renewal, or partial renewal, of expiring power purchase agreements for energy generated from hydroelectric projects, if available and cost-effective for our customers;

•	Acquire a total of 124 MWa of energy efficiency through continuation of Energy Trust of Oregon programs;

•	To help manage peak load conditions and other supply contingencies, acquire an additional 25 MW of demand response and 23MW of dispatchable standby generation from our customers;

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

On October 23, 2014, OPUC staff issued a draft report and proposed order on PGE’s 2013 IRP. The OPUC staff has recommended that the OPUC acknowledge the 2013 IRP with minor modifications, and the preparation and submittal of additional studies. The Company expects the OPUC to consider PGE’s 2013 IRP at a public meeting in November.

Critical Accounting Policies

PGE’s critical accounting policies are outlined in Item 7 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013, filed with the SEC on February 14, 2014.

Results of Operations

The following table contains condensed consolidated statements of income information for the periods presented (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Revenues, net	$484	100%	$435	100%	$1,400	100%	$1,311	100%
Purchased power and fuel	202	42	190	44	528	38	538	41
Gross margin	282	58	245	56	872	62	773	59
Other operating expenses:
Production and distribution	60	12	54	12	181	13	169	13
Cascade Crossing transmission project	—	—	—	—	—	—	52	4
Administrative and other	54	11	49	12	164	11	158	12
Depreciation and amortization	76	16	62	14	224	16	186	14
Taxes other than income taxes	27	6	27	6	82	6	79	6
Total other operating expenses	217	45	192	44	651	46	644	49
Income from operations	65	13	53	12	221	16	129	10
Interest expense*	23	4	25	6	71	5	75	6
Other income:
Allowance for equity funds used during construction	11	2	4	1	26	1	8	1
Miscellaneous income, net	1	—	3	1	1	—	5	—
Other income, net	12	2	7	2	27	1	13	1
Income before income tax expense	54	11	35	8	177	12	67	5
Income tax expense	16	3	4	1	46	3	10	1
Net income	38	8	31	7	131	9	57	4
Less: net loss attributable to noncontrolling interests	(1)	—	—	—	(1)	—	(1)	—
Net income attributable to Portland General Electric Company	$39	8%	$31	7%	$132	9%	$58	4%

* Includes an allowance for borrowed funds used during construction of	$7		$2		$15		$4

Net income attributable to Portland General Electric Company was $39 million, or $0.47 per diluted share, for the third quarter of 2014, compared with $31 million, or $0.40 per diluted share, for the third quarter of 2013. The increase in Net income was driven by an increase in energy deliveries resulting from warmer weather and regional economic growth, higher average retail prices resulting from the January 1, 2014 price increase authorized by the OPUC in the Company’s 2014 GRC, lower net variable power costs, and an increase in AFDC resulting from a higher average CWIP balance driven by the construction of PW2, Tucannon River, and Carty.

Net income attributable to PGE for the nine months ended September 30, 2014 was $132 million, or $1.63 per diluted share, compared with $58 million, or $0.76 per diluted share, for the nine months ended September 30, 2013. The increase in Net income was driven by higher average retail prices resulting from the January 1, 2014 price increase authorized by the OPUC in the Company’s 2014 GRC, lower net variable power costs, and an increase in AFDC resulting from a higher average CWIP balance. Additionally, during the second quarter of 2013, the Company charged to expense $52 million of capitalized costs related to Cascade Crossing Transmission Project and recorded a refund of $9 million to an industrial customer for cumulative over-billings over a period of several years, both of which were the primary drivers for the low effective tax rate in 2013.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

Revenues, energy deliveries (presented in MWh), and the average number of retail customers were as follows for the periods presented:

	Three Months Ended September 30,
	2014		2013
Revenues (1) (dollars in millions):
Retail:
Residential	$208	43%	$186	43%
Commercial	176	37	162	37
Industrial	59	12	55	13
Subtotal	443	92	403	93
Other retail revenues, net	(9)	(2)	—	—
Total retail revenues	434	90	403	93
Wholesale revenues	39	8	22	5
Other operating revenues	11	2	10	2
Total revenues	$484	100%	$435	100%
Energy deliveries (2) (MWh in thousands):
Retail:
Residential	1,746	30%	1,660	31%
Commercial	2,026	34	1,957	37
Industrial	1,138	19	1,098	21
Total retail energy deliveries	4,910	83	4,715	89
Wholesale energy deliveries	999	17	581	11
Total energy deliveries	5,909	100%	5,296	100%
Average number of retail customers:
Residential	735,940	87%	728,816	87%
Commercial	106,504	13	105,708	13
Industrial	261	—	259	—
Total	842,705	100%	834,783	100%

(1)
Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes both energy sold to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy from ESSs.

Total revenues increased $49 million, or 11%, for the third quarter of 2014 compared with the third quarter of 2013, largely due to the $31 million increase in Retail revenues resulting from the following:

•
A $17 million increase related to 4.1% higher volumes of energy delivered, with increases of 5.2%, 3.5%, and 3.6% in residential, commercial and industrial energy deliveries, respectively. Increased deliveries were driven by warmer weather conditions, combined with increased demand resulting from the completion of new construction and high tech industry expansion. After adjusting for the effects of weather, total retail energy deliveries were up 3.5% for the third quarter of 2014 compared with the third quarter of 2013;

•	A $16 million increase in the average retail price resulting from the January 1, 2014 price increase authorized by the OPUC in the Company’s 2014 GRC; and

•
A $5 million increase related to an increase in the average retail price for the collection of deferred costs related to four capital projects beginning January 1, 2014 (offset in Depreciation and amortization expense); partially offset by

•
A $6 million decrease related to the decoupling mechanism, with a $7 million potential refund to customers recorded in the third quarter of 2014 compared with a $1 million potential refund recorded for the third quarter of 2013.

Total cooling degree-days for the third quarter of 2014 were 27% higher than the third quarter of 2013 and 52% above average. The following table indicates the number of heating and cooling degree-days for the third quarters of 2014 and 2013, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days		Cooling Degree-days
	2014	2013	2014	2013
July	1	2	220	168
August	—	3	258	203
September	17	85	101	86
Third quarter	18	90	579	457
15-year average for the year-to-date	85	82	382	385

Wholesale revenues result from sales of electricity to utilities and power marketers in conjunction with the Company’s efforts to secure reasonably-priced power for its retail customers, manage risk, and administer its current long-term wholesale contracts. Such sales can vary significantly from period to period as a result of economic conditions, power and fuel prices, hydro and wind conditions, and customer demand. The $17 million, or 77%, increase in Wholesale revenues for the third quarter of 2014 compared with the third quarter of 2013, consisted of $16 million related to a 72% increase in wholesale sales volume and $1 million related to a 4% increase in average wholesale price.

Purchased power and fuel expense increased $12 million, or 6%, for the third quarter of 2014 compared with the third quarter of 2013, and consisted of $21 million related to an 11% increase in total system load, partially offset by $9 million related to a 4% decrease in the average variable power cost per MWh. The decrease in the average variable power cost to $35.18 per MWh in the third quarter of 2014 from $36.79 per MWh in the third quarter of 2013 was largely due to an increase in energy received from thermal generation, which was partially offset by declines in energy received from hydro resources and wind generating resources. During the third quarter of 2013, the Company experienced unplanned outages at its Colstrip, Boardman, and Coyote Springs plants, driving an increase in the average cost per MWh resulting from the replacement of such energy with higher-cost purchased power during that period.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows for the periods presented:

	Three Months Ended September 30,
	2014		2013
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	1,479	26%	830	16%
Natural gas	1,282	22	1,096	21
Total thermal	2,761	48	1,926	37
Hydro	311	5	314	6
Wind	332	6	372	7
Total generation	3,404	59	2,612	50
Purchased power:
Term	916	16	940	18
Hydro	352	6	385	8
Wind	102	2	92	2
Spot	977	17	1,147	22
Total purchased power	2,347	41	2,564	50
Total system load	5,751	100%	5,176	100%
Less: wholesale sales	(999)		(581)
Retail load requirement	4,752		4,595

Energy received from hydro resources during the third quarter of 2014, from both PGE-owned generating plants and purchased from mid-Columbia projects, decreased 5% compared with the third quarter of 2013. These resources provided approximately 14% and 15% of the Company’s retail load requirement during the third quarters of 2014 and 2013, respectively. During the third quarter, total energy received from hydro resources exceeded projected levels included in PGE’s AUT by 2% for 2014 and by 6% for 2013.

The following table presents the actual April-to-September 2014 and 2013 runoff at particular points of major rivers relevant to PGE’s hydro resources (as a percentage of normal, as measured over the 30-year period from 1971 through 2000):

	Actual Runoff as a Percent of Normal *
Location	2014	2013
Columbia River at The Dalles, Oregon	108%	100%
Mid-Columbia River at Grand Coulee, Washington	110	108
Clackamas River at Estacada, Oregon	97	102
Deschutes River at Moody, Oregon	98	98

*  Volumetric water supply percentages for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

Energy from PGE-owned wind generating resources (Biglow Canyon) decreased 11% in the third quarter of 2014 compared to the third quarter of 2013, and represented 7% of the Company’s retail load requirement for the third quarter of 2014 compared with 8% for the third quarter of 2013. During the third quarter, energy received from Biglow Canyon fell short of projected levels included in the AUT by 17% for 2014 and by 20% for 2013.

Actual NVPC, which consists of Purchased power and fuel expense net of Wholesale revenues, decreased approximately $5 million for the third quarter of 2014 compared with the third quarter of 2013. The decrease was due to a 72% increase in wholesale sales volume combined with a 4% decline in the average variable power cost per MWh, which was offset by $21 million related to an 11% increase in total system load. For the third quarters of 2014 and 2013, actual NVPC was $5 million and $9 million, respectively, above baseline NVPC.

Production and distribution expense increased $6 million, or 11%, in the third quarter of 2014 compared with the third quarter of 2013. The increase is largely due to $4 million higher maintenance expenses at PGE’s generation facilities, $1 million higher substation and line maintenance expenses, and $1 million of additional operating costs as a result of the Company’s ownership interest in Boardman increasing to 80% from 65% on December 31, 2013.

Administrative and other expense in the third quarter of 2014 increased $5 million, or 10%, compared with the third quarter of 2013, driven by $4 million more incentive compensation expense in 2014 largely resulting from the higher expected net income in 2014. In the third quarter 2014, pension expense decreased by $1 million, which was offset by increases in other expenses.

Depreciation and amortization expense increased $14 million, or 23%, in the third quarter of 2014 compared with the third quarter of 2013, with $9 million related to timing of the deferral and amortization of costs of four capital projects as authorized in the Company’s 2011 General Rate Case. In the third quarter of 2013, PGE deferred for future recovery $5 million of costs related to these four projects and in the third quarter of 2014, the Company recorded $4 million of amortization expense related to the recovery of these costs (offset in Retail revenues). Capital additions also increased Depreciation and amortization expense by $3 million.

Interest expense decreased $2 million, or 8%, in the third quarter of 2014 compared with the third quarter of 2013. A $5 million decrease related to higher allowance for borrowed funds used during construction resulting from a higher average CWIP balance driven by the construction of PW2, Carty and Tucannon River was partially offset by an increase related to a higher average balance of debt outstanding in the third quarter of 2014.

Other income, net increased $5 million in the third quarter of 2014 compared with the third quarter of 2013, which was primarily due to a $7 million increase in the allowance for equity funds used during construction from the higher average CWIP balance partially offset by lower earnings on the non-qualified benefit plan trust assets.

Income tax expense was $16 million in the third quarter of 2014 compared with $4 million in the third quarter of 2013. The increase is largely due to the combination of higher pre-tax income for 2014 compared to 2013 and the timing of the recognition of production tax credits.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Revenues, energy deliveries (presented in MWh), and the average number of retail customers were as follows for the periods presented:

	Nine Months Ended September 30,
	2014		2013
Revenues (1) (dollars in millions):
Retail:
Residential	$653	47%	$611	47%
Commercial	493	35	461	35
Industrial	164	12	160	12
Subtotal	1,310	94	1,232	94
Other retail revenues, net	(11)	(1)	(6)	—
Total retail revenues	1,299	93	1,226	94
Wholesale revenues	73	5	59	4
Other operating revenues	28	2	26	2
Total revenues	$1,400	100%	$1,311	100%
Energy deliveries (2) (MWh in thousands):
Retail:
Residential	5,472	34%	5,469	34%
Commercial	5,621	34	5,540	34
Industrial	3,196	20	3,186	20
Total retail energy deliveries	14,289	88	14,195	88
Wholesale energy deliveries	1,892	12	1,892	12
Total energy deliveries	16,181	100%	16,087	100%
Average number of retail customers:
Residential	734,792	87%	727,579	87%
Commercial	105,284	13	104,436	13
Industrial	260	—	264	—
Total	840,336	100%	832,279	100%

(1)
Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes both energy sold to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy from ESSs.

Total revenues increased $89 million, or 7%, for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, largely due to the $73 million increase in Retail revenues resulting from the following:

•	A $51 million increase in the average retail price resulting from the January 1, 2014 price increase authorized by the OPUC in the Company’s 2014 GRC;

•
A $15 million increase related to an increase in the average retail price for the collection of deferred costs related to four capital projects beginning January 1, 2014 (offset in Depreciation and amortization expense);

•
A $9 million increase as a result of the industrial customer refund recorded in the second quarter of 2013 (reflected in Other retail revenues, net in the preceding table) related to cumulative over-billings during a period of several years as a result of a meter configuration error; and

•
An $8 million increase related to 0.7% higher volumes of energy delivered, with increases of 0.1%, 1.5%, and 0.3% in residential, commercial and industrial energy deliveries, respectively. After adjusting for the effects of weather, total retail energy deliveries were up 0.2% for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013; partially offset by

•
A $7 million decrease related to the decoupling mechanism, with a $3 million potential refund to customers recorded in the nine months ended September 30, 2014 compared with a $4 million potential collection recorded for the nine months ended September 30, 2013; and

•	A $3 million decrease related to various items, including other supplemental tariff changes.

Total heating degree-days for the nine months ended September 30, 2014 were 6% lower than the nine months ended September 30, 2013 and 8% below average, with cooling degree-days 18% higher than 2013 and 41% above average. The following table indicates the number of heating and cooling degree-days for the nine months ended September 30, 2014 and 2013, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days		Cooling Degree-days
	2014	2013	2014	2013
First quarter	1,891	1,902	—	—
Second quarter	530	593	57	82
Third quarter	18	90	579	457
Year-to-date	2,439	2,585	636	539
15-year average for the year-to-date	2,662	2,653	452	453

Wholesale revenues for the nine months ended September 30, 2014 were $14 million, or 24%, higher than the nine months ended September 30, 2013, and consisted of a 24% increase in average wholesale price.

Purchased power and fuel expense decreased $10 million, or 2%, for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, and consisted of $12 million related to a 2% decrease in the average variable power cost per MWh, partially offset by $2 million related to a slight increase in total system load. The decrease in the average variable power cost to $33.42 per MWh in the nine months ended September 30, 2014 from $34.18 per MWh in the nine months ended September 30, 2013 was driven by the economic displacement of a greater amount of thermal generation with purchased power during 2014 relative to 2013, combined with a decrease in the cost of natural-gas fired generation.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows for the periods presented:

	Nine Months Ended September 30,
	2014		2013
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	3,079	20%	2,985	19%
Natural gas	2,273	14	2,300	15
Total thermal	5,352	34	5,285	34
Hydro	1,292	8	1,231	8
Wind	953	6	1,001	6
Total generation	7,597	48	7,517	48
Purchased power:
Term	4,698	30	4,821	30
Hydro	1,219	8	1,286	8
Wind	267	1	269	2
Spot	2,018	13	1,850	12
Total purchased power	8,202	52	8,226	52
Total system load	15,799	100%	15,743	100%
Less: wholesale sales	(1,892)		(1,892)
Retail load requirement	13,907		13,851

Energy received from hydro resources during the nine months ended September 30, 2014, from both PGE-owned generating plants and purchased from mid-Columbia projects, was comparable with the same period of 2013, and represented 18% of the Company’s retail load requirement for each of those periods. Through September, total energy received from hydro resources exceeded projected levels included in the Company’s AUT by 2% for 2014 and 2013.

Energy received from PGE-owned wind generating resources (Biglow Canyon) decreased 5% in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, and represented 7% of the Company’s retail load requirement for each of those periods. Through September, energy received from Biglow Canyon fell short of projected levels included in the AUT by 9% for 2014 and 14% for 2013.

Actual NVPC, which consists of Purchased power and fuel expense net of Wholesale revenues, decreased approximately $24 million for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. The decrease was largely due to a 24% increase in the average wholesale sales price combined with a 2% decline in the average variable power cost per MWh. For the nine months ended September 30, 2014 and 2013, actual NVPC was $9 million and $5 million, respectively, below baseline NVPC.

Production and distribution expense increased $12 million, or 7%, in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. In 2014, storm related and service restoration costs, and distribution system labor were collectively $6 million higher, and maintenance and overhaul expenses at PGE’s generation facilities were $6 million greater than in 2013. In addition, $5 million higher operating costs resulted from the Company’s ownership interest in Boardman increasing to 80% from 65% on December 31, 2013. Partially offsetting these increases was a $4 million decrease due to a reserve recorded in the first quarter of 2013 related to the Company’s benchmark bid, which was not selected as a winning bid in the request for proposal for renewable resources pursuant to PGE’s 2009 IRP.

Cascade Crossing transmission project of $52 million in the nine months ended September 30, 2013 reflects the charge to expense of project costs previously recorded as CWIP. For further information, see “Electric Utility Plant, Net” in Note 2, Balance Sheet Components, in the Notes to Condensed Consolidated Financial Statements.

Administrative and other expense increased $6 million, or 4%, in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. The increase was due in large part to $7 million more incentive compensation expense recorded in 2014 than in 2013 due to the higher net income expected in 2014. Additionally, outside services, medical premiums, provision for uncollectible accounts, and labor combined to increase expense $5 million in 2014. Partially offsetting these increases were a $4 million reduction in injuries and damages expense and a $2 million reduction in pension expense.

Depreciation and amortization expense increased $38 million, or 20%, in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, with $25 million related to timing of the deferral and amortization of costs of four capital projects as authorized in the Company’s 2011 General Rate Case. In the nine months ended September 30, 2013, PGE deferred for future recovery $13 million of costs related to these four projects and in the nine months ended September 30, 2014, the Company recorded $12 million of amortization expense related to the recovery of these costs (offset in Retail revenues). In addition, Depreciation and amortization expense increased by $12 million due to the addition of capital assets.

Taxes other than income taxes expense increased $3 million, or 4%, in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, primarily due to higher property taxes resulting from increased property appraisal values.

Interest expense decreased $4 million, or 5%, in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. An $11 million decrease related to higher allowance for borrowed funds used during construction resulting from a higher average CWIP balance driven by the construction of PW2, Carty, and Tucannon River. A $7 million increase in interest expense resulted from a combination of an increase in the average balance of debt outstanding in the nine months ended September 30, 2014 partially offset by lower amortization expense in 2014 related to debt issuance costs.

Other income, net increased $14 million in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, primarily due to an $18 million increase in the allowance for equity funds used during construction from the higher average CWIP balance, partially offset by a decrease in earnings from the Non-qualified benefit plan trust assets.

Income tax expense increased $36 million in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, with effective tax rates of 26.0% and 14.9%, respectively. The higher income tax expense and effective tax rate in 2014 are primarily due to the increase in pre-tax income in 2014 compared to 2013, which was driven by the charges to expense in 2013 related to Cascade Crossing and an industrial customer refund.

Liquidity and Capital Resources

Capital Requirements

The following table presents PGE’s estimated cash requirements for the years indicated (in millions, excluding AFDC):

	2014		2015	2016	2017	2018
Ongoing capital expenditures (1)	$313		$367	$336	$322	$280
Port Westward Unit 2	128		13	—	—	—
Tucannon River Wind Farm	388		17	—	—	—
Carty Generating Station	114		166	35	—	—
Hydro licensing and construction (2)	37		22	10	2	1
Total capital expenditures	$980	(3)	$585	$381	$324	$281
Long-term debt maturities	$—		$375	$67	$58	$75

(1)	Consists primarily of upgrades to, and replacement of, transmission, distribution, and generation infrastructure, as well as new customer connections.

(2)	Relates primarily to modifications to the Company’s hydro facilities to enhance fish passage and survival, as required by conditions contained in the operating licenses.

(3)	Includes preliminary engineering and removal costs, which are included in other net operating activities in the condensed consolidated statements of cash flows.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2014	2013
Cash and cash equivalents, beginning of period	$107	$12
Net cash provided by (used in):
Operating activities	473	459
Investing activities	(821)	(491)
Financing activities	338	111
Change in cash and cash equivalents	(10)	79
Cash and cash equivalents, end of period	$97	$91

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, such as depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The $14 million increase in net cash flows from operating activities in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 was largely due to an increase in Net income, net of non-cash items, and an increase in cash received from the Bonneville Power Administration to be returned to customers pursuant to the Residential Exchange Program. These increases were partially offset by a decrease in the amount received related to the settlement of a legal matter, and an increase in coal inventory at the Company’s Boardman plant.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. PGE estimates that such charges in 2014 will range from $295 million to $305 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $470 million to $500 million.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities. The $330 million increase in net cash used in investing activities in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 was driven by a $371 million increase in capital expenditures resulting primarily from the construction of three new generation projects (PW2, Tucannon River and Carty).

The Company plans approximately $1 billion of capital expenditures for 2014, which compares to 2013 capital expenditures of $656 million. PGE plans to fund the 2014 capital expenditures with cash expected to be generated from operations during 2014, as discussed above, as well as with proceeds received from the issuances of debt securities. For additional information, see “Capital Requirements” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 2.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the nine months ended September 30, 2014, net cash provided by such activities consisted of net proceeds received from the issuances of term bank loans of $305 million and FMBs of $100 million, partially offset by the payment of dividends of $66 million. During the nine months ended September 30, 2013, net cash provided by financing activities consisted of net proceeds received from the issuance of FMBs in the amount of $225 million and common stock in the amount of $67 million, partially offset by the repayment of FMBs of $100 million and commercial paper of $17 million, and the payment of dividends of $62 million.

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

Common stock dividends declared during 2014 consist of the following:

			Dividends
			Declared Per
Declaration Date	Record Date	Payment Date	Common Share
February 19, 2014	March 25, 2014	April 15, 2014	$0.275
May 7, 2014	June 25, 2014	July 15, 2014	0.280
July 24, 2014	September 25, 2014	October 15, 2014	0.280
October 23, 2014	December 26, 2014	January 15, 2015	0.280

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

PGE expects to fund 2014 estimated capital requirements with cash from operations (which is expected to range from $470 million to $500 million) and a combination of proceeds from long-term bank loans and issuances of FMBs.

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

As of September 30, 2014, PGE had no borrowings outstanding under the revolving credit facilities, no commercial paper outstanding, and $9 million of letters of credit issued. As of September 30, 2014, the aggregate available capacity under the revolving credit facilities was $691 million.

Additionally, the Company has two letters of credit facilities under which it may issue letters of credit in an aggregate amount not to exceed $60 million. As of September 30, 2014, the Company had $55 million of letters of credit issued.

Long-term Debt. During the nine months ended September 30, 2014, PGE entered into two long-term debt transactions, which are described below.

•
In May, PGE entered into an unsecured credit agreement with certain financial institutions, under which, the Company may obtain four separate term loans in an aggregate principal amount of $305 million. During the second quarter of 2014, PGE obtained three $75 million term loans, for an aggregate amount of $225 million. The Company obtained the fourth term loan in the amount of $80 million during the third quarter of 2014. The interest rate for the loans is floating based on LIBOR plus 70 basis points.

The credit agreement expires October 30, 2015, at which time any amounts outstanding under the term loans become due and payable. Upon the occurrence of certain events of default, the Company’s obligations under the credit agreement may be accelerated. Such events of default include payment defaults to lenders under the credit agreement, covenant defaults and other customary defaults.

•
In May, PGE entered into a bond purchase agreement with certain institutional buyers under which the Company agreed to issue, in three tranches, an aggregate principal amount of $280 million of FMBs. During the third quarter of 2014, a 4.39% Series, due 2045, in the amount of $100 million was issued and funded. On October 15, 2014, a 4.44% Series, due 2046, in the amount of $100 million was issued and funded, and a 3.51% Series, due 2024, in the amount of $80 million is expected to be issued and funded on or about November 17, 2014.

As of September 30, 2014, total long-term debt outstanding was $2,321 million, of which $70 million matures in January 2015 and is classified as current. In addition, PGE owns $21 million of its Pollution Control Revenue Bonds, which may be remarketed at a later date, at the Company’s option.

Equity. PGE has an EFSA, whereby a forward counterparty borrowed 11,100,000 shares of the Company’s common stock from third parties and such borrowed shares were sold in a registered public offering in 2013. PGE receives proceeds from the sale of the common stock when the EFSA is physically settled. In 2013, the Company issued 700,000 shares pursuant to the EFSA and received net proceeds of $20 million. As of September 30, 2014, the Company could have physically settled the EFSA by delivering 10,400,000 shares of PGE common stock to the forward counterparty in exchange for cash of $278 million. The Company anticipates physical settlement of the EFSA by delivery of newly issued shares on or before June 11, 2015. For additional information on the EFSA, see Note 6, Equity, in the Notes to the Condensed Consolidated Financial Statements.

Capital Structure. PGE’s financial objectives include the balancing of debt and equity to maintain a low weighted average cost of capital while retaining sufficient flexibility to meet the Company’s financial obligations. The Company attempts to maintain a common equity ratio (common equity to total consolidated capitalization, including any current debt maturities) of approximately 50%. Achievement of this objective, while sustaining sufficient cash flow, is necessary to maintain investment grade credit ratings and allow access to long-term capital at the most favorable interest rates available. PGE’s common equity ratios were 44.9% and 48.7% as of September 30, 2014 and December 31, 2013, respectively.

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

As of September 30, 2014, PGE had posted approximately $23 million of collateral with these counterparties, consisting of $5 million in cash and $18 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of September 30, 2014, the approximate amount of additional collateral that could be requested upon a single agency downgrade to below investment grade was approximately $62 million and decreases to approximately $38 million by December 31, 2014, and $27 million by December 31, 2015. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade was approximately $155 million at September 30, 2014 and decreases to approximately $113 million by December 31, 2014, and $73 million by December 31, 2015.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing under the credit facilities would increase.

The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the FMBs. PGE estimates that on September 30, 2014, under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust, the Company could have issued up to approximately $693 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges or other dispositions of property.

PGE’s credit facilities contain customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt ratio). As of September 30, 2014, the Company’s debt ratio, as calculated under the credit agreements, was 55.1%.

Off-Balance Sheet Arrangements

PGE has an EFSA, which the Company may settle with the issuance of PGE common stock, for cash or net share settlement from time to time, in whole or part, through June 11, 2015. For additional information on the EFSA, see Note 6, Equity, in the Notes to the Condensed Consolidated Financial Statements.

In May 2014, the Company entered into a bond purchase agreement, under which PGE agreed to sell to certain institutional buyers, in three tranches, an aggregate principal amount of $280 million of FMBs. As of September 30, 2014, $180 million of FMBs remained to be issued, of which $100 million was issued in October, and $80 million is expected to be issued in mid-November 2014. For further information, see “Long-term Debt” in Note 2, Balance Sheet Components, in the Notes to Condensed Consolidated Financial Statements.

PGE has no other off-balance sheet arrangements other than outstanding letters of credit from time to time that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

PGE’s contractual obligations for 2014 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 14, 2014. Such obligations have not changed materially as of September 30, 2014, with the following exceptions:

•
During the second and third quarters of 2014, PGE obtained a total of four term loans pursuant to a credit agreement, for an aggregate amount of $305 million. The interest rates for the loans are based on LIBOR. The credit agreement expires October 30, 2015, at which time any amounts outstanding under the term loans become due and payable;

•	During the third quarter of 2014, the Company issued $100 million of 4.39% Series FMBs, due 2045; and

•
During the third quarter of 2014, PGE entered into an agreement with The Confederated Tribes of the Warm Springs Reservation of Oregon (the Tribes), whereby the Tribes have agreed to relinquish their right to sell their share of the energy generated from the Pelton/Round Butte hydroelectric project to a third party, and sell the energy to PGE for the period of January 1, 2015 through December 31, 2024. The Tribes’ share of the Pelton/Round Butte hydroelectric projects represents 155 MW of capacity, with actual energy received dependent upon river flows.

As a result of the preceding transactions, estimated future principle payments for the contractual obligations presented are as follows (in millions):

	2014	2015	2016	2017	2018	There- after	Total
Long-term debt	$—	$375	$67	$58	$75	$1,746	$2,321
Interest on long-term debt *	110	112	104	103	99	1,509	2,037
Purchased power and fuel:
Electricity purchases	240	178	170	143	149	857	1,737
Capacity contracts	22	27	26	6	6	25	112

* Future interest on long-term debt is calculated based on the assumption that all debt remains outstanding until maturity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in PGE’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For further information regarding PGE’s legal proceedings, see “Legal Proceedings” set forth in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 14, 2014 and Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014, filed with the SEC on April 29, 2014 and July 29, 2014, respectively.

Citizens’ Utility Board of Oregon v. Public Utility Commission of Oregon and Utility Reform Project and
Colleen O’Neill v. Public Utility Commission of Oregon, Public Utility Commission of Oregon, Marion
County Oregon Circuit Court, the Court of Appeals of the State of Oregon, and the Oregon Supreme Court.

On October 2, 2014, the Oregon Supreme Court, in a unanimous decision, affirmed the February 6, 2013 Oregon Court of Appeals decision that upheld the OPUC order dated September 30, 2008.

Sierra Club and Montana Environmental Information Center v. PPL Montana LLC, Avista Corporation, Puget Sound Energy, Portland General Electric Company, Northwestern Corporation, and PacifiCorp, U.S. District Court for the District of Montana.

In July 2014, the court denied both defendants’ motion to dismiss and plaintiffs’ motion for partial summary judgment. On August 27, 2014, the plaintiffs filed a second amended complaint. The defendant’s response to the second amended complaint was filed September 26, 2014. The second amended complaint continues to seek injunctive relief, declaratory relief, and civil penalties for alleged violations of the federal Clean Air Act. The plaintiffs state in the second amended complaint that it was filed, in part, to comply with the court’s ruling on the defendants’ motion to dismiss and plaintiffs’ motion for partial summary judgment. Discovery in this matter is ongoing with trial now scheduled for August 2015.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	October 27, 2014	By:	/s/ James F. Lobdell
James F. Lobdell
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)