Form 10-K
period 2014-12-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2015-02-13
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]

As of June 30, 2014, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $2,699,904,749. For purposes of this calculation, executive officers and directors are considered affiliates.

As of February 10, 2015, there were 78,228,827 shares of common stock outstanding.

Documents Incorporated by Reference

Part III, Items 10 - 14	Portions of Portland General Electric Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on May 6, 2015.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

DEFINITIONS

The abbreviations or acronyms defined below are used throughout this Form 10-K:

Abbreviation or Acronym	Definition
AFDC	Allowance for funds used during construction
ARO	Asset retirement obligation
AUT	Annual Power Cost Update Tariff
Beaver	Beaver natural gas-fired generating plant
Biglow Canyon	Biglow Canyon Wind Farm
Boardman	Boardman coal-fired generating plant
BPA	Bonneville Power Administration
CAA	Clean Air Act
Carty	Carty Generating Station natural gas-fired generating plant
Colstrip	Colstrip Units 3 and 4 coal-fired generating plant
Coyote Springs	Coyote Springs Unit 1 natural gas-fired generating plant
CWIP	Construction work-in-progress
Dth	Decatherm = 10 therms = 1,000 cubic feet of natural gas
DEQ	Oregon Department of Environmental Quality
EFSA	Equity forward sale agreement
EPA	United States Environmental Protection Agency
ESS	Electricity Service Supplier
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
GRC	General Rate Case for a specified test year
IRP	Integrated Resource Plan
ISFSI	Independent Spent Fuel Storage Installation
kV	Kilovolt = one thousand volts of electricity
Moody’s	Moody’s Investors Service
MW	Megawatts
MWa	Average megawatts
MWh	Megawatt hours
NRC	Nuclear Regulatory Commission
NVPC	Net Variable Power Costs
OATT	Open Access Transmission Tariff
OPUC	Public Utility Commission of Oregon
PCAM	Power Cost Adjustment Mechanism
PW1	Port Westward Unit 1 natural gas-fired generating plant
PW2	Port Westward Unit 2 natural gas-fired flexible capacity generating plant
RPS	Renewable Portfolio Standard
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Trojan	Trojan nuclear power plant
Tucannon River	Tucannon River Wind Farm
USDOE	United States Department of Energy

PART I

ITEM 1.     BUSINESS.

General

Portland General Electric Company (PGE or the Company) is a vertically integrated electric utility engaged in the generation, wholesale purchase, transmission, distribution, and retail sale of electricity in the state of Oregon. The Company operates as a cost-based, regulated electric utility, with revenue requirements and customer prices determined based on the forecasted cost to serve retail customers, and a reasonable rate of return as determined by the Public Utility Commission of Oregon (OPUC). PGE’s retail load requirement is met with both Company-owned generation and power purchased in the wholesale market. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to obtain reasonably-priced power for its retail customers. PGE was incorporated in 1930, is publicly-owned, with its common stock listed on the New York Stock Exchange, and operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis.

PGE’s state-approved service area allocation of approximately 4,000 square miles is located entirely within Oregon and includes 52 incorporated cities, of which Portland and Salem are the largest. The Company estimates that at the end of 2014 its service area population was 1.8 million, comprising approximately 46% of the state’s population. During 2014, the Company added 6,203 customers and as of December 31, 2014, served a total of 842,273 retail customers.

PGE had 2,600 employees as of December 31, 2014, with 780 employees covered under one of two separate agreements with Local Union No. 125 of the International Brotherhood of Electrical Workers. Such agreements cover 743 and 37 employees and expire in February 2016 and August 2017, respectively.

Available Information

PGE’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available and may be accessed free of charge through the Investors section of the Company’s website at PortlandGeneral.com as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the United States Securities and Exchange Commission (SEC). It is not intended that PGE’s website and the information contained therein or connected thereto be incorporated into this Annual Report on Form 10-K. Information may also be obtained via the SEC website at sec.gov.

Regulation

PGE is subject to both federal and state regulation, which can have a significant impact on the operations of the Company. In addition to those agencies and activities discussed below, the Company is subject to regulation by certain environmental agencies, as described in the Environmental Matters section in this Item 1.

Federal Regulation

Several federal agencies, including the Federal Energy Regulatory Commission (FERC), the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA), and the Nuclear Regulatory Commission (NRC) have regulatory authority over certain of PGE’s operations and activities.

FERC Regulation

PGE is a “licensee,” a “public utility,” and a “user, owner and operator of the bulk power system,” as defined in the Federal Power Act. As such, the Company is subject to regulation by the FERC in matters related to wholesale energy activities, transmission services, reliability and cyber security standards, natural gas pipelines, hydroelectric projects, accounting policies and practices, short-term debt issuances, and certain other matters.

Wholesale Energy—PGE has authority under its FERC Market-Based Rates tariff to charge market-based rates for wholesale energy sales. Re-authorization for continued use of such rates requires the filing of triennial market power studies with the FERC. The Company will file its next updated triennial market power study in 2016.

PGE also has reporting requirements to the FERC for any change in status that departs from the characteristics that the FERC relied upon in authorizing sales at market-based rates, including increases in net generation capacity. Pursuant to this requirement, PGE expects to file an update in mid-February 2015 to address the recent addition of generation capacity resulting from the Tucannon River Wind Farm (Tucannon River) and Port Westward Unit 2 natural gas-fired generating plant (PW2) and other minor changes in merchant transmission contracts. The Company expects the filing to demonstrate that PGE continues to satisfy the FERC’s requirements for market-based rate authority.

Transmission—PGE offers transmission service pursuant to its Open Access Transmission Tariff (OATT), which contains rates and terms and conditions of service, as filed with and approved by the FERC. As required by the OATT, PGE provides information regarding its transmission business on its Open Access Same-time Information System, also known as OASIS. As of December 31, 2014, PGE owned 1,162 circuit miles of transmission lines. For additional information, see the Transmission and Distribution section in this Item 1. and in Item 2.—“Properties.”

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

Pipeline—The Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 provide the FERC authority in matters related to the construction, operation, extension, enlargement, safety, and abandonment of jurisdictional interstate natural gas pipeline facilities, as well as transportation rates and accounting for interstate natural gas commerce. PGE is subject to such authority as the Company has a 79.5% ownership interest in, and is the operator of record of, the Kelso-Beaver Pipeline, a 17-mile interstate pipeline that provides natural gas to the Company’s natural gas-fired generating plants located near Clatskanie, Oregon: Port Westward Unit 1 (PW1); PW2; and Beaver. As the operator of record of the Kelso-Beaver Pipeline, PGE is subject to the requirements and regulations enacted under the Pipeline Safety Laws administered by the PHMSA, which include safety standards, operator qualification standards and public awareness requirements.

Hydroelectric Licensing—Under the Federal Power Act, PGE’s hydroelectric generating plants are subject to FERC licensing requirements, which include an extensive public review process that involves the consideration of numerous natural resource issues and environmental conditions. PGE holds FERC licenses for the Company’s projects on the Deschutes, Clackamas, and Willamette Rivers. For additional information, see the Environmental Matters section in this Item 1. and the Generating Facilities section in Item 2.—“Properties.”

Accounting Policies and Practices—Pursuant to applicable provisions of the Federal Power Act, PGE prepares financial statements in accordance with the accounting requirements of the FERC, as set forth in its applicable Uniform System of Accounts and published accounting releases. Such financial statements are included in annual and quarterly reports filed with the FERC.

Short-term Debt—Pursuant to applicable provisions of the Federal Power Act and FERC regulations, regulated public utilities are required to obtain FERC approval to issue certain securities. The Company, pursuant to an order issued by the FERC on February 3, 2014, has authorization to issue up to $900 million of short-term debt through February 6, 2016.

NRC Regulation

The NRC regulates the licensing and decommissioning of nuclear power plants, including PGE’s Trojan nuclear power plant (Trojan), which was closed in 1993. The NRC approved the 2003 transfer of spent nuclear fuel from a spent fuel pool to a separately licensed dry cask storage facility that will house the fuel on the former plant site until a United States Department of Energy (USDOE) facility is available. Radiological decommissioning of the plant site was completed in 2004 under an NRC-approved plan, with the plant’s operating license terminated in 2005. Spent fuel storage activities will continue to be subject to NRC regulation until all nuclear fuel is removed from the site and radiological decommissioning of the storage facility is completed. For additional information on spent nuclear fuel storage activities, see Note 7, Asset Retirement Obligations in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

State of Oregon Regulation

PGE is subject to the jurisdiction of the OPUC, which is comprised of three members appointed by Oregon’s governor to serve non-concurrent four-year terms.

The OPUC reviews and approves the Company’s retail prices (see “Economic Regulation” below) and establishes conditions of utility service. In addition, the OPUC reviews the Company’s generation and transmission resource acquisition plans, pursuant to a bi-annual integrated resource planning process. The OPUC also regulates the issuance of securities, prescribes accounting policies and practices, and reviews applications to sell utility assets, to engage in transactions with affiliated companies, and to acquire substantial influence over public utilities.

Integrated Resource Plan—Unless the OPUC directs otherwise, PGE is required to file with the OPUC an Integrated Resource Plan (IRP) within two years of its previous IRP acknowledgment order. Based on direction from the OPUC, PGE filed its latest IRP in March 2014 (2013 IRP). The IRP guides the utility on a plan to meet future customer demand and describes the Company’s future energy supply strategy, which reflects new technologies, market conditions, and regulatory requirements. The primary goal of the IRP is to identify an acquisition plan for generation, transmission, demand-side and energy efficiency resources that, along with the Company’s existing portfolio, provides the best combination of expected cost and associated risks and uncertainties for PGE and its customers. For additional information on PGE’s most recent IRP, see “Future Energy Resource Strategy” in the Power Supply section in this Item 1.

Economic Regulation—Under Oregon law, the OPUC is required to ensure that prices and terms of service are fair, non-discriminatory, and provide regulated companies an opportunity to earn a reasonable return on their investments. Customer prices are determined through formal proceedings that generally include testimony by participating parties, discovery, public hearings, and the issuance of a final order. Participants in such proceedings, which are conducted under established procedural schedules, include PGE, OPUC staff, and intervenors representing PGE customer groups. The following are the more significant regulatory mechanisms and proceedings under which customer prices are determined:

•
General Rate Cases. PGE periodically evaluates the need to change its retail electric price structure to sufficiently cover its operating costs and provide a reasonable rate of return to investors. Such changes are requested pursuant to a comprehensive general rate case process that includes revenue requirements based on a forecasted test year, debt-to-equity capital structure, return on equity, and overall rate of return. PGE’s most recent general rate case was the 2015 General Rate Case (2015 GRC), which became effective January 1, 2015. On February 12, 2015, PGE filed a general rate case with a 2016 test year (2016 GRC), for which a final order is expected to be received in December 2015. New prices are expected to be effective in 2016, with the first price change effective January 1 and an additional price change effective when the Carty Generating Station natural gas-fired generating plant (Carty) becomes operational, which is expected in the second quarter of 2016. For additional information, see the Overview section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•
Power Costs. In addition to price changes resulting from the general rate case process, the OPUC has approved the following mechanisms by which PGE can adjust retail customer prices to cover the Company’s net variable power costs (NVPC), which consist of the cost of purchased power and fuel used in generation (including related transportation costs) less revenues from wholesale power and fuel sales:

◦
Annual Power Cost Update Tariff (AUT). Under this tariff, customer prices are adjusted annually to reflect the latest forecast of NVPC. Such forecast assumes the following for the different types of PGE-owned generating resources:

▪	Thermal—Expected operating conditions;

▪	Hydroelectric—Regional hydro generation based on historical stream flow data and current hydro operating parameters; and

▪
Wind—Generation levels based on a five-year historical rolling average of the wind farm. To the extent historical information is not available for a given year, the projections are based on wind generation studies.

An initial NVPC forecast, submitted to the OPUC by April 1st each year, is updated during such year and finalized in November. Based upon the final forecast, new prices, as approved by the OPUC, become effective at the beginning of the following calendar year; and

◦
Power Cost Adjustment Mechanism (PCAM). Customer prices can also be adjusted to absorb a portion of the difference between each year’s forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year. Under the PCAM, PGE shares a portion of the business risk or benefit associated with NVPC. The PCAM utilizes an asymmetrical deadband range within which PGE absorbs cost variances. When the variances fall outside of the deadband, the excess variance is shared, with 90% flowing to customers via the PCAM and only 10% absorbed by the Company. The deadband range is $15 million below, to $30 million above, baseline NVPC. Annual results of the PCAM are subject to application of a regulated earnings test, under which a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for that year being no less than 1% above the Company’s latest authorized ROE. A collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. A final determination of any customer refund or collection is made by the OPUC through a public filing and review typically during the second half of the following year. For additional information, see the Results of Operations section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•
Decoupling—The decoupling mechanism, currently authorized through 2016, is intended to provide for recovery of margin lost as a result of a reduction in electricity sales attributable to energy efficiency and conservation efforts by residential and certain commercial customers. The mechanism provides for collections from customers if weather adjusted energy use per customer is lower than levels included in the Company’s most recent general rate case; it also provides for customer refunds if weather adjusted use per customer exceeds levels included in the most recent general rate case.

The following is a summary of the impacts of the decoupling mechanism for the last three years:

◦
For 2014, the Company recorded an estimated refund of $7 million as weather adjusted energy use per customer was greater than that estimated and approved in PGE’s 2014 General Rate Case (2014 GRC). In addition, the Company recorded in 2014 a $2 million collection related to 2013 resulting from the OPUC’s review. A final determination of the 2014 estimate will be made by the OPUC through a public filing and review in 2015.

◦	For 2013, PGE recorded an estimated collection of $3 million. In addition, the Company recorded in 2013 a $2 million collection related to 2012 resulting from the OPUC’s review. A final determination of the 2013 estimate was made by the OPUC through a public filing and review in 2014, which resulted in a $5 million collection for 2013.

◦
For 2012, the Company recorded an estimated refund of $1 million. A final determination of the 2012 estimate was made by the OPUC through a public filing and review in 2013, which resulted in a collection of $1 million.

•
Renewable Energy. The 2007 Oregon Renewable Energy Act (the Act) established a Renewable Portfolio Standard (RPS) which required that PGE serve at least 5% of its retail load with renewable resources by 2011, with future requirements of 15% by 2015, 20% by 2020, and 25% by 2025. PGE met the 2011 requirement and expects to have sufficient resources to meet the 2015 requirement with the addition of Tucannon River, which was placed into service on December 15, 2014.

The Act also allows renewable energy credits, resulting from energy generated from qualified renewable resources placed in service after January 1, 1995 and certified low impact hydroelectric power resources, to be used to meet the Company’s RPS compliance obligation.

The Act also provides for the recovery in customer prices of all prudently incurred costs required to comply with the RPS. Under a renewable adjustment clause (RAC) mechanism, PGE can recover the revenue requirement of new renewable resources and associated transmission that is not yet included in prices. Under the RAC, PGE submits a filing by April 1st of each year for new renewable resources expected to be placed in service in the current year, with prices to become effective January 1st of the following year. In addition, the RAC provides for the deferral and subsequent recovery of eligible costs incurred prior to January 1st of the following year. The Company submitted a RAC filing to the OPUC in 2014 with the expectation that Tucannon River would be placed into service before the end of 2014. For additional information, see the Overview section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As needed, other ratemaking proceedings may occur and can involve charges or credits related to specific costs, programs, or activities, as well as the recovery or refund of deferred amounts recorded pursuant to specific OPUC authorization. Such amounts are generally collected from, or refunded to, retail customers through the use of supplemental tariffs. For additional information, see the “Legal, Regulatory and Environmental Matters” discussion in the Overview section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Retail Customer Choice Program—PGE’s commercial and industrial customers have access to pricing options other than cost-of-service, including direct access and daily market index-based pricing. All commercial and industrial customers are eligible for direct access, whereby customers purchase their electricity from an Electricity Service Supplier (ESS). Under the program, the Company is paid for delivery of the energy to the ESS customers. In addition, large commercial and industrial customers may elect to be served by PGE on a daily market index-based price.

Certain large commercial and industrial customers may elect to be removed from cost-of-service pricing for a fixed three-year or a minimum five-year term, to be served either by an ESS, or by the Company under a daily market index-based price. Participation in the fixed three-year and minimum five-year opt-out programs is capped at 300 average megawatts (MWa) in aggregate.

The majority of the energy supplied under PGE’s Retail Customer Choice program is provided to customers that have elected service from an ESS under the minimum five-year opt-out program. In 2014, ESSs supplied direct access customers with energy representing 9% of the Company’s total retail energy deliveries for the year, compared with 8% in 2013 and 6% in 2012. The maximum retail load allowed to be supplied under the fixed three-year and minimum five-year opt-out programs would represent approximately 14% of the Company’s total retail energy deliveries for 2014, 2013, and 2012.

The retail customer choice program does not have a material impact on the Company’s financial condition or operating results as revenue changes resulting from increases or decreases in electricity sales to direct access customers are substantially offset by changes in the Company’s cost of purchased power and fuel. Further, the program provides for “transition adjustment” charges or credits to direct access and market based pricing customers that reflect the above- or below-market cost of energy resources owned or purchased by the Company. Such adjustments are designed to ensure that the costs or benefits of the program do not unfairly shift to those customers that continue to purchase their energy requirements from the Company.

In addition to cost-of-service pricing, residential and small commercial customers can select portfolio options from PGE that include time-of-use and renewable resource pricing.

Energy Efficiency Funding—Oregon law provides for a “public purpose charge” to fund cost-effective energy efficiency measures, new renewable energy resources, and weatherization measures for low-income housing. This charge, equal to 3% of retail revenues, is collected from customers and remitted to the Energy Trust of Oregon (ETO) and other agencies for administration of these programs. Approximately $51 million, $48 million and $50 million was collected from customers for this charge in 2014, 2013 and 2012, respectively.

In addition to the public purpose charge, PGE also remits to the ETO amounts collected under an Energy Efficiency Adjustment tariff to fund additional energy efficiency measures. This charge was approximately 3.2%, 3.5% and 2.7% of retail revenues for applicable customers in 2014, 2013 and 2012, respectively. Under the tariff, approximately $48 million, $50 million and $41 million was collected from eligible customers in 2014, 2013 and 2012, respectively.

Siting—Oregon’s Energy Facility Siting Council (EFSC) has regulatory and siting responsibility for large electric generating facilities, high voltage transmission lines, intrastate gas pipelines, and radioactive waste disposal sites. The responsibilities of the EFSC also include oversight of the decommissioning of Trojan. The seven volunteer members of the EFSC are appointed to four-year terms by Oregon’s governor, with staff support provided by the Oregon Department of Energy.

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

The Company periodically assesses the applicability of regulatory accounting to its business, considering both the current and anticipated future regulatory environment and related accounting guidance. For additional information, see “Regulatory Assets and Liabilities” in Note 2, Summary of Significant Accounting Policies, and Note 6, Regulatory Assets and Liabilities, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Customers and Revenues

PGE generates revenue through the sale and delivery of electricity to retail customers. The Company conducts retail electric operations exclusively in Oregon within a service area approved by the OPUC. Within its service territory, the Company competes with: i) the local natural gas distribution company for the energy needs of residential and commercial space heating, water heating, and appliances; and ii) fuel oil suppliers, primarily for residential customers’ space heating needs. In addition, the Company distributes power to commercial and industrial customers that choose to purchase their energy supply from an ESS. The Company includes such “direct access” customers in its customer counts and energy delivered to such customers in its total retail energy deliveries. Retail revenues include only delivery charges and transition adjustments for these customers.

Retail Revenues

Retail customers are classified as residential, commercial, or industrial, with no single customer representing more than 5% of PGE’s total retail revenues or 7% of total retail deliveries. While the 20 largest commercial and industrial customers constituted 12% of total retail revenues in 2014, they represented nine different groups including high technology, paper manufacturing, metal fabrication, health services, and governmental agencies.

PGE’s Retail revenues (dollars in millions), retail energy deliveries (MWh in thousands), and average number of retail customers consist of the following for the years presented:

	Years Ended December 31,
	2014		2013		2012
Retail revenues(1) (dollars in millions):
Residential	$893	51%	$861	51%	$860	50%
Commercial	657	37	619	36	633	37
Industrial	221	12	217	13	226	13
Subtotal	1,771	100	1,697	100	1,719	100
Other accrued (deferred) revenues, net	(8)	—	(5)	—	4	—
Total retail revenues	$1,763	100%	$1,692	100%	$1,723	100%
Retail energy deliveries(2) (MWh in thousands):
Residential	7,462	39%	7,702	40%	7,505	39%
Commercial	7,494	39	7,441	38	7,402	39
Industrial	4,310	22	4,276	22	4,283	22
Total retail energy deliveries	19,266	100%	19,419	100%	19,190	100%
Average number of retail customers:
Residential	735,502	87%	728,481	87%	723,440	87%
Commercial	105,231	13	104,385	13	103,766	13
Industrial	260	—	263	—	261	—
Total	840,993	100%	833,129	100%	827,467	100%

(1)
Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes both energy sold to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy from ESSs.

Additional averages for retail customers are as follows:

	Years Ended December 31,
	2014		2013		2012
Usage per customer (in kilowatt hours):
Residential	10,145		10,572		10,375
Commercial	71,216		71,284		71,343
Industrial	16,576,500		16,257,517		16,409,211
Revenue per customer (in dollars):
Residential	$1,154		$1,106		$1,113
Commercial	6,187		5,840		6,041
Industrial	851,149		786,390		863,402
Revenue per kilowatt hour (in cents):
Residential	11.37	¢	10.46	¢	10.72	¢
Commercial	8.69		8.19		8.47
Industrial	5.13		4.84		5.26

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

Residential customers include single family housing, multiple family housing (such as apartments, duplexes, and town homes), mobile homes, and small farms. Residential demand is sensitive to the effects of weather, with demand historically highest during the winter heating season; although, increased use of air conditioning in PGE’s service territory has caused the summer peaks to increase in recent years. Economic conditions can also affect residential demand; historical data suggests that high unemployment rates contribute to a decrease in residential deliveries. Residential demand is also impacted by energy efficiency measures; however, the Company’s decoupling mechanism is intended to mitigate the financial effects of such measures.

During 2014, as a result of warmer weather during the 2014 heating season, total residential deliveries decreased 3.1% compared to 2013. Total residential deliveries for 2013 increased 2.6% compared to 2012 as a result of more extreme weather conditions during 2013 and an increase in the average number of customers. On a weather adjusted basis, energy deliveries to residential customers decreased by 1.9% in 2014 when compared to 2013.

Commercial customers consist of non-residential customers who accept energy deliveries at voltages equivalent to those delivered to residential customers. This customer class includes most businesses, small industrial companies, and public street and highway lighting accounts.

The Company’s commercial customers are somewhat less susceptible to weather conditions than the residential customer, although weather does have an effect on commercial demand. Economic conditions and fluctuations in total employment in the region can also lead to corresponding changes in energy demand from commercial customers. Commercial demand is also impacted by energy efficiency measures, the financial effects of which are partially mitigated by the Company’s decoupling mechanism.

In 2014, the 0.7% increase in commercial deliveries compared with 2013 was driven by increased demand from across the majority of commercial sectors, most notably office buildings, government and education, food stores and the warehousing sectors combined with an increase in the average number of commercial customers. Deliveries to commercial customers increased 0.5% in 2013 compared with 2012, which was primarily due to more extreme weather in 2013 relative to 2012, and an increase in the average number of commercial customers.

Industrial customers consist of non-residential customers who accept delivery at higher voltages than commercial customers, with pricing based on the amount of electricity delivered on the applicable tariff. Demand from industrial customers is primarily driven by economic conditions, with weather having little impact on this customer class.

The Company’s industrial energy deliveries increased 0.8% in 2014 from 2013 which was due to increased demand in the high tech industry, partially offset by a decline in demand from a paper production customer. The 0.2% decrease in 2013 from 2012 was driven by decreased demand from certain paper production and high tech manufacturing customers.

Other accrued (deferred) revenues, net include items that are not currently in customer prices, but are expected to be in prices in a future period. Such amounts include deferrals recorded under the RAC, the PCAM, and the decoupling mechanism. For further information on these items, see “State of Oregon Regulation” in the Regulation section of this Item 1.

Wholesale Revenues

PGE participates in the wholesale electricity marketplace in order to balance its supply of power to meet the needs of its retail customers. Interconnected transmission systems in the western United States serve utilities with diverse load requirements and allow the Company to purchase and sell electricity within the region depending upon the relative price and availability of power, hydro conditions, and daily and seasonal retail demand. Wholesale revenues represented 5% of total revenues in 2014, compared with 4% in 2013, and 3% in 2012.

The majority of PGE’s wholesale electricity sales are to utilities and power marketers and are predominantly short-term. The Company may choose to net purchases and sales with the same counterparty rather than simultaneously receiving and delivering physical power; in such cases, only the net amount of those purchases or sales required to meet retail and wholesale obligations will be physically settled.

Other Operating Revenues

Other operating revenues consist primarily of gains and losses on the sale of excess natural gas, as well as revenues from transmission services, excess transmission capacity resales, excess fuel oil sales, pole contact rentals, and other electric services provided to customers. Other operating revenues represented 2% of total revenues in 2014, 2013, and 2012.

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

The following table presents the heating and cooling degree-days for the most recent three-year period, along with 15-year averages for the most recent year provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-Days	Cooling Degree-Days
2014	3,794	653
2013	4,386	539
2012	4,169	436
15-year average for 2014	4,264	453

PGE’s all-time high net system load peak of 4,073 megawatts (MW) occurred in December 1998. The Company’s all-time “summer peak” of 3,949 MW occurred in July 2009. The following table presents PGE’s average winter (consisting of January, February and December) and summer (consisting of July, August and September) loads for the periods presented along with the corresponding peak load and month in which it occurred (in MWs):

	Winter Loads			Summer Loads
	Average	Peak	Month	Average	Peak	Month
2014	2,574	3,866	February	2,358	3,646	August
2013	2,656	3,869	December	2,278	3,527	July
2012	2,529	3,426	January	2,249	3,597	August

The Company tracks and evaluates both load growth and peak load requirements for purposes of long-term load forecasting, integrated resource planning, and preparing general rate case assumptions. Behavior patterns, conservation, energy efficiency initiatives and measures, weather effects, economic conditions, and demographic changes all play a role in determining expected future customer demand and the resulting resources the Company will need to adequately meet those loads and maintain adequate capacity reserves.

Power Supply

PGE relies upon its generating resources, as well as wholesale power purchases from third parties to meet its customers’ energy requirements. As part of its power supply operations, the Company enters into short- and long-term power and fuel purchase agreements. PGE executes economic dispatch decisions concerning its own generation, and participates in the wholesale market in an effort to obtain reasonably-priced power for its retail customers, manage risk, and administer its current long-term wholesale contracts. The Company also promotes energy efficiency measures to meet its energy requirements.

PGE’s generating resources consist of six thermal plants (natural gas- and coal-fired turbines), two wind farms, and seven hydroelectric plants. The volume of electricity the Company generates is dependent upon, among other factors, the capacity and availability of its generating resources and the price and availability of wholesale power and natural gas. Capacity of the thermal plants represents the MW the plant is capable of generating under normal operating conditions, net of electricity used in the operation of the plant. The capacity of the Company’s thermal generating resources is also affected by ambient temperatures. Capacity of both hydro and wind generating resources represent the nameplate MW, which varies from actual energy expected to be received as these types of generating resources are highly dependent upon river flows and wind conditions, respectively. Availability represents the percentage of the year the plant was available for operations, which reflects the impact of planned and forced outages. For a complete listing of these facilities, see “Generating Facilities” in Item 2.—“Properties.”

PGE’s resource capacity (in MW) was as follows:

	As of December 31,
	2014		2013		2012
	Capacity	%	Capacity	%	Capacity	%
Generation:
Thermal:
Natural gas	1,389	28%	1,163	27%	1,172	28%
Coal	814	17	756	17	670	16
Total thermal	2,203	45	1,919	44	1,842	44
Wind (1)	717	15	450	10	450	11
Hydro (2)	494	10	494	11	489	12
Total generation	3,414	70	2,863	65	2,781	67
Purchased power:
Long-term contracts:
Capacity/exchange	250	5	160	3	160	4
Hydro	595	12	592	14	588	14
Wind	39	1	39	1	39	1
Solar	13	—	13	—	13	—
Other	118	2	117	3	117	3
Total long-term contracts	1,015	20	921	21	917	22
Short-term contracts	481	10	596	14	475	11
Total purchased power	1,496	30	1,517	35	1,392	33
Total resource capacity	4,910	100%	4,380	100%	4,173	100%

(1)	Capacity represents nameplate and differs from expected energy to be generated, which is expected to range from 215 MWa to 290 MWa, dependent upon wind conditions.

(2)	Capacity represents nameplate and differs from expected energy to be generated, which is expected to range from 200 MWa to 250 MWa, dependent upon river flows.
For information regarding actual generating output and purchases for the years ended December 31, 2014, 2013 and 2012, see the Results of Operations section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generation

The portion of PGE’s retail load requirements generated by its plants varies from year to year and is determined by various factors, including planned and unplanned outages, availability and price of coal and natural gas, precipitation and snow-pack levels, the market price of electricity, and wind variability. In December 2014, PGE completed construction of PW2, a new capacity resource, and Tucannon River, a new renewable resource, both discussed below. In addition, as of December 31, 2014, the Company has Carty, a new energy resource, under construction, which is expected to be placed in service in the second quarter of 2016. Such resources were selected pursuant to the competitive bidding process completed in 2013 in accordance with the Company’s 2009 IRP. For additional information on these new energy and capacity resources, see “Capital Requirements” in the Liquidity and Capital Resources section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Thermal
PGE has a 90% ownership interest in the Boardman coal-fired generating plant (Boardman), which it operates, and has a 20% ownership interest in Colstrip Units 3 and 4 coal-fired generating plant (Colstrip), which is operated by a third party. These two coal-fired generating facilities provided approximately 24% of the Company’s total retail load requirement in 2014, compared with 22% in 2013 and 19% in 2012.

The Company has four natural gas-fired generating facilities: PW1, PW2, Beaver, and Coyote Springs Unit 1 (Coyote Springs). On December 30, 2014, construction of PW2, a 220 MW natural gas-fired capacity resource located adjacent to PW1 and Beaver near Clatskanie, Oregon, was completed and the facility was placed in service. These natural gas-fired generating plants provided approximately 18% of PGE’s total retail load requirement in 2014 and in 2013, and 15% in 2012.

The thermal plants provide reliable power for the Company’s customers, as well as capacity reserves. These resources have a combined capacity of 2,203 MW, representing approximately 65% of the net capacity of PGE’s generating facilities. Thermal plant availability, excluding Colstrip, was 89% in 2014, compared with 84% in 2013 and 92% in 2012, while Colstrip plant availability was 83% in 2014, compared with 66% in 2013 and 93% in 2012. Thermal plant availability percentages for 2013 were lower than 2014 and 2012 due to unplanned outages at three plants. For additional information on the unplanned plant outages, see “Power Operations” in the Overview section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On December 31, 2014, PGE acquired an additional 10% ownership interest in Boardman from a co-owner, increasing the Company’s ownership share to 90% from 80%. For additional information, see Note 17, Jointly-owned Plant, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Wind
PGE owns and operates two wind farms, Biglow Canyon Wind Farm (Biglow Canyon) and Tucannon River. Biglow Canyon, located in Sherman County, Oregon, is PGE’s largest renewable energy resource consisting of 217 wind turbines with a total nameplate capacity of approximately 450 MW. Tucannon River, which was placed in service on December 15, 2014, is located in southeastern Washington and consists of 116 wind turbines with a total nameplate capacity of 267 MW.

The energy from wind resources provided 6% of the Company’s total retail load requirement in 2014, 2013 and 2012. Availability for these resources was 94% in 2014, compared with 98% in 2013 and in 2012. The expected energy from wind resources differs from the nameplate capacity and is expected to range from 135 MWa to 180 MWa for Biglow Canyon and from 80 MWa to 110 MWa for Tucannon River, dependent upon wind conditions.

Hydro
The Company’s FERC-licensed hydroelectric projects consist of Pelton/Round Butte on the Deschutes River near Madras, Oregon (discussed below), four plants on the Clackamas River, and one on the Willamette River. The licenses for these projects expire at various dates ranging from 2035 to 2055. Although these plants have a combined capacity of 494 MW, actual energy received is dependent upon river flows. Energy from these resources provided 9% of the Company’s total retail load requirement in 2014 and in 2013, and 10% in 2012, with availability of 100% in 2014 and in 2013, and 99% in 2012. Northwest hydro conditions have a significant impact on the region’s power supply, with water conditions significantly impacting PGE’s cost of power and its ability to economically displace more expensive thermal generation and spot market power purchases.

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

Dispatchable Standby Generation (DSG)—PGE has a DSG program under which the Company can start, operate, and monitor customer-owned diesel-fueled standby generators when needed to support specific capacity needs. The program also helps provide NERC-required operating reserves. As of December 31, 2014, there were 52 sites with a total capacity of 94 MW. Additional DSG projects are being pursued with a goal of a total of 108 MW online by the end of 2015.

Fuel Supply—PGE contracts for natural gas and coal supplies required to fuel the Company’s thermal generating plants, with certain plants also able to operate on fuel oil if needed. In addition, the Company uses forward, future, swap, and option contracts to manage its exposure to volatility in natural gas prices.

Natural Gas
Physical supplies of natural gas are generally purchased up to 12 months in advance of delivery and based on anticipated operation of the plants. PGE attempts to manage the price risk of natural gas supply through the use of financial contracts up to 60 months in advance of expected need of energy.

PGE owns 79.5%, and is the operator of record, of the Kelso-Beaver Pipeline, which directly connects PW1, PW2 and Beaver to the Northwest Pipeline, an interstate natural gas pipeline operating between British Columbia and New Mexico. Currently, PGE transports gas on the Kelso-Beaver Pipeline for its own use under a firm transportation service agreement, with capacity offered to others on an interruptible basis to the extent not utilized by the Company. PGE has access to 103,305 Dth per day of firm gas transportation capacity to serve the three plants.

PGE also has contractual access to natural gas storage in Mist, Oregon, from which it can draw in the event that gas supplies are interrupted or if economic factors require its use. The storage facility is owned and operated by a local natural gas company and may be utilized to provide fuel to PW1, PW2 and Beaver. PGE is in discussions with this company concerning a new long-term gas storage arrangement. PGE believes that sufficient market supplies of gas are available to meet anticipated operations of these plants for the foreseeable future.

Beaver has the capability to operate on No. 2 diesel fuel oil when it is economical or if the plant’s natural gas supply is interrupted. PGE had an approximate 6-day supply of ultra-low sulfur diesel fuel oil at the plant site as of December 31, 2014. The current operating permit for Beaver limits the number of gallons of fuel oil that can be burned daily, which effectively limits the daily hours of operation of Beaver on fuel oil.

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

Coal
PGE has fixed-price purchase agreements that will provide coal for Boardman for the majority of 2015. The coal is obtained from surface mining operations in Wyoming and Montana and is delivered by rail under two separate transportation contracts which extend through 2020.

PGE expects to begin seeking requests for proposal in 2015 for the purchase of coal to start layering open positions for 2016 and beyond. The terms of contracts and the quality of coal are expected to be staged in alignment with required emissions limits. PGE believes that sufficient market supplies of coal are available to meet anticipated operations of Boardman through 2020.

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
The Company’s major power purchase contracts consist of the following (also see the preceding table which summarizes the average resource capabilities related to these contracts):

Capacity/exchange—PGE has three contracts that provide PGE with firm capacity to help meet the Company’s peak loads. One contract represents 150 MW of capacity and expires in December 2016. The other two contracts represent two power purchase agreements for up to 100 MW of seasonal peaking capacity, one agreement covers winter from December 2014 to February 2019 and the second agreement covers summer from July 2014 to September 2018.

Hydro—The Company has four contracts that provide for the purchase of power generated from hydroelectric projects with an aggregate capacity of 117 MW and which expire between 2015 and 2018. In addition, PGE has the following:

•
Mid-Columbia hydro—PGE has long-term power purchase contracts with certain public utility districts in the state of Washington for a portion of the output of three hydroelectric projects on the mid-Columbia River. The contract representing 150 MW of capacity expires in 2018 and the contract representing 163 MW of capacity expires in 2052. Although the projects currently provide a total of 313 MW of capacity, actual energy received is dependent upon river flows.

•
Confederated Tribes—PGE has a long-term agreement under which the Company purchases, at market prices, the Tribes’ interest in the output of the Pelton/Round Butte hydroelectric project. Although the agreement provides 165 MW of capacity, actual energy received is dependent upon river flows. The term of the agreement coincides with the term of the FERC license for this project, which expires in 2055. During the third quarter of 2014, PGE entered into an agreement with the Tribes, whereby the Tribes have agreed to relinquish their right to sell their share of the energy generated from the Pelton/Round Butte hydroelectric project to a third party, and sell the energy exclusively to the Company for the period of January 1, 2015 through December 31, 2024.

Wind—PGE has three contracts that provide for the purchase of renewable wind-generated electricity and which extend to various dates between 2028 and 2035. Although these contracts provide a total of 39 MW of capacity, actual energy received is dependent upon wind conditions.

Solar—PGE has three agreements to purchase power generated from photovoltaic solar projects, which expire between 2036 and 2037. These projects have a combined generating capacity of 7 MW. In addition, the Company operates, and purchases power from three solar projects with an aggregate of approximately 6 MW of capacity.

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

PGE also utilizes spot purchases of power in the open market to secure the energy required to serve its retail customers. Such purchases are made under contracts that range in duration from 15 minutes to less than one month. For additional information regarding PGE’s power purchase contracts, see Note 15, Commitments and Guarantees, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Future Energy Resource Strategy

In March 2014, PGE filed with the OPUC the 2013 IRP, which outlines the Company’s expectations for resource needs and resource portfolio performance over the next 20 years and includes an “Action Plan,” which covers the Company’s proposed actions over the next two to four years (through 2017). Over this time period, PGE projects energy requirements and the energy available through its generation resources and long-term power purchase agreements to be in approximate balance. In December 2014, the OPUC acknowledged PGE’s 2013 IRP with minor modifications, and the preparation and submittal of additional studies.

The Action Plan includes the following, among other components, between 2014 and 2017:

•	Seek renewal, or partial renewal, of expiring power purchase agreements for energy generated from hydroelectric projects, if available and cost-effective for customers;

•	Acquire a total of 114 MWa of energy efficiency through continuation of Energy Trust of Oregon programs, with a target increase of 124 MWa if legislation and regulation allow;

•	Acquire an additional 25 MW of demand response and 23 MW of dispatchable standby generation from customers to help manage peak load conditions and other supply contingencies; and

•
Perform various research and studies related to load forecast and energy efficiency projections, distributed generation resources within PGE’s service territory, the viability of large-scale biomass operations, fuel supply, operational flexibility requirements and analytical tools, cost-benefit analysis of Energy Imbalance Market participation, RPS compliance strategies and potential impacts of compliance with United States Environmental Protection Agency’s (EPA’s) proposed Clean Power Plan rules concerning reductions in carbon dioxide emissions from existing fossil fuel-fired power plants in preparation for the next IRP.

The 2013 IRP also incorporates three new energy and capacity resources, Tucannon River, PW2, and Carty, which were selected in the competitive bidding process in 2013 pursuant to the Company’s 2009 IRP, the previous IRP acknowledged by the OPUC. Tucannon River and PW2 were placed in service in December 2014, with Carty expected to be placed in service in the second quarter of 2016. For additional information on these new resources, see “Capital Requirements” in the Liquidity and Capital Resources section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Beyond 2018, PGE may need additional resources in order to meet the 2020 and 2025 RPS requirements and to replace energy from Boardman, which is scheduled to cease coal-fired operations in 2020. Additional post-2018 actions may also be needed to offset expiring power purchase agreements and to back-up variable energy resources, such as wind generation facilities. These actions are expected to be identified in a future IRP. PGE expects to file its next IRP with the OPUC in 2016.

Transmission and Distribution

Transmission systems deliver energy from generating facilities to distribution systems for final delivery to customers. PGE schedules energy deliveries over its transmission system in accordance with FERC requirements and operates one balancing authority area (an electric system bounded by interchange metering) in its service territory. In 2014, PGE delivered approximately 22 million megawatt hours (MWh) in its balancing authority area through 1,162 circuit miles of transmission lines operating at or above 115 kV.

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

•	Under or over private property as a result of easements obtained primarily from the record holder of title at the time of grant; and

•	Under or over Native American reservations under grant of easement by the Secretary of the Interior or lease or easement by Native American tribes.

The Company’s wholesale transmission activities are regulated by the FERC and are offered on a non-discriminatory basis in accordance with the FERC Standards of Conduct, with all potential customers provided equal access to PGE’s transmission system through PGE’s OATT. In accordance with its OATT, PGE offers several transmission services to wholesale customers:

•	Network integration transmission service, a service that integrates generating resources to serve retail loads;

•	Short- and long-term firm point-to-point transmission service, a service with fixed delivery and receipt points; and

•	Non-firm point-to-point service, an “as available” service with fixed delivery and receipt points.

PGE is subject to state regulatory requirements related to the quality and reliability of its distribution system. Such requirements are reflected in specific indices that measure outage duration, outage frequency, and momentary power interruptions. The Company is required to include performance results related to service quality measures in annual reports filed with the OPUC. Specific monetary penalties can be assessed for failure to attain required performance levels, with amounts dependent upon the extent to which actual results fail to meet such requirements.

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

The EPA issued a rule in 2011 aimed at the reduction of toxic air emissions from power plants. Specifically, these mercury and air toxics standards (MATS), which became effective on April 16, 2012, for power plants are intended to reduce emissions from new and existing coal- and oil-fired electric utility steam generating units. With the installation of emissions controls, which included a Dry Sorbent Injection system, at Boardman completed in 2013, the Company believes the Boardman plant meets the MATS requirements without additional capital investment. Oregon Department of Environmental Quality (DEQ) rules provide for coal-fired operation at Boardman to cease no later than December 31, 2020. Emissions controls in place at Colstrip allow operation within the standards necessary to meet the MATS requirements. The Company does not anticipate further capital investment to meet the requirements currently in place.

Although regulation of mercury emissions is contemplated under MATS, the states of Oregon and Montana have previously adopted regulations concerning mercury emissions, with which the Company complies.

PGE manages its air emissions by the use of low sulfur fuel, emissions and combustion controls and monitoring, and sulfur dioxide (SO2) allowances awarded under the CAA. The current and expected future SO2 allowances, along with the recent installation of emissions controls, are anticipated to be sufficient to permit the Company to meet these compliance requirements.

Climate Change—No comprehensive GHG emissions legislation has been considered and voted on by the United States Congress in recent years. However, state, regional, and federal legislative efforts continue with respect to establishing regulation of GHG emissions and their potential impacts on climate change. The EPA has taken the lead role on climate change policy utilizing existing authority under the CAA to develop regulations.

In December 2010, the EPA announced it had entered into a proposed settlement agreement with various states and environmental groups that would require the EPA to set GHG New Source Performance Standards (NSPS) for new and modified fossil fuel-based power plants, and guidelines for state-developed NSPS for existing sources. The emissions standards for new natural gas- and coal-fired electric generating units were proposed in April 2012 under the CAA, and re-proposed in September 2013, but have yet to be finalized, as the EPA is in the process of issuing a revised proposal.

On June 2, 2014, the EPA released a proposed rule, which it calls the “Clean Power Plan.” Under the proposed rule, each state would have to reduce the carbon intensity of its power sector on a state-wide basis by an amount specified by the EPA. The proposed rule would establish state-specific goals in terms of pounds of carbon dioxide emitted per MWh. The proposed rule is intended to result in a reduction of carbon emissions from existing power plants across all states to approximately 30% below 2005 levels by 2030. The target amount was determined by the EPA’s view of each state’s options, including: i) making efficiency upgrades at fossil fuel-fired power plants; ii) shifting generation from coal-fired plants to natural gas-fired plants; iii) expanding use of zero- and low-carbon emitting generation (such as renewable energy and nuclear energy); and iv) implementing customer energy efficiency programs. The final goal would need to be met in 2030 and an interim goal for each state would need to be met on average over the 10-year period from 2020 to 2029. Under the proposed rule, states would have flexibility in designing programs to meet their emission reduction targets, including the four approaches noted above and any other measures the states choose to adopt (such as carbon tax and cap-and-trade) that would result in verified emission reductions.

The EPA has indicated that it expects to issue the final rules by mid-summer 2015. If finalized by such date, states would have until June 30, 2016 to submit plans to implement the rule (subject to extension). The Company cannot predict whether the proposed rule will be adopted or, if adopted, i) how the states in which the Company’s generation facilities are located will implement the rule or ii) the impact of the rule on the Company’s operations. However, the rule, if adopted as proposed, could result in increased costs for the Company. The Company continues to monitor the developments around the federal proposals.

The State of Oregon established a non-binding policy guideline that sets a goal to reduce GHG emissions to 10% below 1990 levels by 2020 and at least 75% below 1990 levels by 2050. Although the guideline does not mandate reductions by any specific entity, nor include penalties for failure to meet the goal, the Company is required to report to the DEQ the amount of GHG emissions produced along with the total amount of energy produced or purchased by PGE for consumption in Oregon.

Any laws that would impose emissions taxes or mandatory reductions in GHG emissions may have a material impact on PGE’s operations, as the Company utilizes fossil fuels in its own power generation and other companies use such fuels to generate power that PGE purchases in the wholesale market. PGE’s natural gas-fired facilities, Beaver, Coyote Springs, PW1, and PW2, and the Company’s ownership interest in coal-fired facilities, Boardman and Colstrip, provided approximately 64% of the Company’s net generating capacity during 2014. If PGE were to incur incremental costs as a result of changes in the regulations regarding GHGs, the Company would seek recovery in customer prices.

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

Avian Protection—Various statutes, including the Migratory Bird Treaty Act, have established civil, criminal, and administrative penalties for the unauthorized take of migratory birds. Because PGE operates electric transmission lines and wind generation facilities that can pose risks to a variety of such birds, the Company is required to have an avian protection plan to reduce risks to bird species that can result from Company operations. PGE has developed and implemented such a plan for its transmission and distribution facilities and continues to develop similar plans for its wind generation facilities. In 2014, such a plan, referred to as a Bird Bat Conservation Strategy, was drafted for Biglow Canyon. Data collection will occur at Tucannon River, for which such a plan is anticipated in 2017.

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

Boardman and Colstrip produce a byproduct known as coal combustion residuals (CCR), which have historically not been considered hazardous waste under the RCRA. On December 19, 2014, the EPA signed a final rule, which becomes effective six months after publication in the Federal Register, that regulates CCR as non-hazardous waste under the RCRA. As this rule has yet to be published, PGE is unable to determine with any certainty the impact the rule will have on the Company’s operations. Based on a preliminary evaluation, the Company believes the rules will not have a material effect on operations at Boardman. However, the Company believes that this rule will have some effect on Colstrip, although it is not clear to what extent as the operator of Colstrip has indicated that it cannot yet predict the financial and operational impact. If PGE were to incur incremental costs as a result of the new rules, the Company would seek recovery in customer prices.

PGE is also subject to regulation under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly referred to as Superfund. The CERCLA provides authority to the EPA to assert joint and several liability for investigation and remediation costs for designated Superfund sites.

A 1997 investigation by the EPA of a segment of the Willamette River in Oregon known as Portland Harbor revealed significant contamination of river sediments and prompted the EPA to subsequently include Portland Harbor on the federal National Priority List as a Superfund site pursuant to CERCLA. The EPA initially listed sixty-nine Potentially Responsible Parties (PRPs), including PGE as it has historically owned or operated property near the river. In 2008, the EPA requested further information from various parties, including PGE, concerning property several miles beyond the original river segment and, as a result, the PRPs now number over one hundred.

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

The draft FS evaluates several alternative clean-up approaches. These approaches would take from two to 28 years with costs ranging from $169 million to $1.8 billion, depending on the selected remedial action levels and the choice of remedy. The draft FS does not address responsibility for the costs of clean-up, allocate such costs among PRPs, or define precise boundaries for the clean-up. Responsibility for funding and implementing the EPA’s selected clean-up will be determined after the issuance of the Record of Decision. It is unclear for what portion, if any, PGE may be held responsible.

For additional information on this EPA action, see Note 18, Contingencies, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Under the Nuclear Waste Policy Act of 1982, the USDOE is responsible for the permanent storage and disposal of spent nuclear fuel. PGE has contracted with the USDOE for permanent disposal of spent nuclear fuel from Trojan that is stored in the Independent Spent Fuel Storage Installation (ISFSI), an NRC-licensed interim dry storage facility that houses the fuel at the former plant site. The spent nuclear fuel is expected to remain in the ISFSI until permanent off-site storage is available. Shipment of the spent nuclear fuel from the ISFSI to off-site storage is not expected to be completed prior to 2033. For additional information regarding this matter, see “Trojan decommissioning activities” in Note 7, Asset Retirement Obligations, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

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

In February 2015, PGE filed with the OPUC a 2016 General Rate Case (2016 GRC) with a 2016 test year. For additional information regarding the 2016 GRC, see the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In PGE’s three most recent general rate cases (2015, 2014 and 2011), overall price increases approved by the OPUC were less than the Company’s initial proposals. Under such circumstances, PGE attempts to manage its costs at levels consistent with the reduced price increases. However, if the Company is unable to do so, or if such cost management results in increased operational risk, the Company’s financial and operating results could be adversely affected.

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

As part of its normal business operations, PGE purchases power and natural gas in the open market under short- and long-term contracts, which may specify variable prices or volumes. Market prices for power and natural gas are influenced primarily by factors related to supply and demand. These factors generally include the adequacy of generating capacity, scheduled and unscheduled outages of generating facilities, hydroelectric and wind generation levels, prices and availability of fuel sources for generation, disruptions or constraints to transmission facilities, weather conditions, economic growth, and changes in technology.

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

The risk of volatility in power costs is partially mitigated through the AUT and the PCAM. PGE files an annual AUT with an update of the Company’s forecasted net variable power costs to be reflected in customer prices (baseline NVPC). The PCAM provides a mechanism by which the Company can adjust future customer prices to reflect a portion of the difference between each year’s baseline NVPC included in customer prices and actual NVPC. PGE is subject to a portion of the business risk or benefit associated with the difference between actual NVPC and baseline NVPC by application of an asymmetrical “deadband.” The PCAM provides for a fixed deadband range of $15 million below, to $30 million above, baseline NVPC. Application of the PCAM requires that PGE absorb certain power cost increases before the Company is allowed to recover any amount from customers. Accordingly, the PCAM is expected to only partially mitigate the potentially adverse financial impacts of forced generating plant outages, reduced hydro and wind availability, interruptions in fuel supplies, and volatile wholesale energy prices.

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

There are certain pending legal and regulatory proceedings, such as the proceedings related to refunds on wholesale market transactions in the Pacific Northwest and the investigation and any resulting remediation efforts related to the Portland Harbor site, that may have an adverse effect on results of operations and cash flows for future reporting periods. For additional information, see Item 3.—“Legal Proceedings” and Note 18, Contingencies, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Reduced river flows and unfavorable wind conditions can adversely affect generation from hydroelectric and wind generating resources. The Company could be required to replace energy expected from these sources with higher cost power from other facilities or with wholesale market purchases, which could have an adverse effect on results of operations.

PGE derives a significant portion of its power supply from its own hydroelectric facilities and through long-term purchase contracts with certain public utility districts in the state of Washington. Regional rainfall and snow pack levels affect river flows and the resulting amount of energy generated by these facilities. Shortfalls in energy expected from lower cost hydroelectric generating resources would require increased energy from the Company’s other generating resources and/or power purchases in the wholesale market, which could have an adverse effect on results of operations.

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

The cost to comply with potential greenhouse gas emissions reduction requirements is subject to significant uncertainties, including those related to: i) the timing of the implementation of emissions reduction rules; ii) required levels of emissions reductions; iii) requirements with respect to the allocation of emissions allowances; iv) the maturation, regulation and commercialization of carbon capture and sequestration technology; and v) PGE’s compliance alternatives. Although the Company cannot currently estimate the effect of future legislation or regulations on its results of operations, financial condition or cash flows, the costs of compliance with such legislation or regulations could be material.

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

PGE is subject to state and federal requirements concerning air emissions and water discharges from thermal generating plants. For additional information, see the Environmental Matters section in Item 1.—“Business.” These requirements could adversely affect the Company’s results of operations by requiring i) the installation of additional air emissions and water discharge controls at PGE’s generating plants, which could result in increased capital expenditures and ii) changes to the Company’s operations that could increase operating costs and reduce generating capacity.

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

PGE could be vulnerable to cyber security attacks, data security breaches, acts of terrorism or other similar events that could disrupt its operations, require significant expenditures or result in claims against the Company.

In the normal course of business, PGE collects, processes, and retains sensitive and confidential customer and employee information, as well as proprietary business information, and operates systems that directly impact the availability of electric power and the transmission of electric power in its service territory. Despite the security measures in place, the Company’s systems, and those of third-party service providers, could be vulnerable to cyber security attacks, data security breaches, acts of terrorism or other similar events that could disrupt operations or result in the release of sensitive or confidential information. Such events could cause a shutdown of service or expose PGE to liability. In addition, the Company may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. PGE maintains insurance coverage against some, but not all, potential losses resulting from these risks. However, insurance may not be adequate to protect the Company against liability in all cases. In addition, PGE is subject to the risk that insurers will dispute or be unable to perform their obligations to the Company.

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

The OPUC has authorized the Company to collect $2 million annually, beginning in 2011, from retail customers for such damages and to defer any amount not utilized in the current year. During 2014, PGE utilized $5 million of the established reserve as a result of restoration costs associated with storm damage occurring between October and

December 2014. The remaining reserve balance of $3 million as of December 31, 2014 is available to offset potential storm damage costs in future years.

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

Generating Facilities

The following are generating facilities owned by PGE as of December 31, 2014:

Facility	Location	Net Capacity (1)
Wholly-owned:
Natural Gas/Oil:
Beaver	Clatskanie, Oregon	516	MW
Port Westward Unit 1	Clatskanie, Oregon	401
Coyote Springs	Boardman, Oregon	248
Port Westward Unit 2 (2)	Clatskanie, Oregon	224
Wind:
Biglow Canyon	Sherman County, Oregon	450
Tucannon River (3)	Columbia County, Washington	267
Hydro:
North Fork	Clackamas River	58
Faraday	Clackamas River	46
Oak Grove	Clackamas River	44
River Mill	Clackamas River	25
T.W. Sullivan	Willamette River	18
Jointly-owned (4):
Coal:
Boardman (5)	Boardman, Oregon	518
Colstrip (6)	Colstrip, Montana	296
Hydro:
Round Butte (7)	Deschutes River	230
Pelton (7)	Deschutes River	73
Net capacity		3,414	MW

(1)
Represents net capacity of generating unit as demonstrated by actual operating or test experience, net of electricity used in the operation of a given facility. For wind-powered generating facilities, nameplate ratings are used in place of net capacity. A generator’s nameplate rating is its full-load capacity under normal operating conditions as defined by the manufacturer.

(2)	Placed in service on December 30, 2014.

(3)	Placed in service on December 15, 2014.

(4)	Reflects PGE’s ownership share.

(5)
PGE operates Boardman and has a 90% ownership interest, which, on December 31, 2014, increased from 80%. For information concerning the Company’s acquisition of the additional 10% ownership interest in Boardman on December 31, 2014, see Note 17, Jointly-owned Plant, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

(6)	PPL Montana, LLC operates Colstrip and PGE has a 20% ownership interest.

(7)	PGE operates Pelton and Round Butte and has a 66.67% ownership interest.

PGE’s hydroelectric projects are operated pursuant to FERC licenses issued under the Federal Power Act. The licenses for the hydroelectric projects on the three different rivers expire as follows: Clackamas River, 2055; Willamette River, 2035; and Deschutes River, 2055.

Transmission and Distribution

PGE owns and/or has contractual rights associated with transmission lines that deliver electricity from its generation facilities to its distribution system in its service territory and also to the Western Interconnection. As of December 31, 2014, PGE owned an electric transmission system consisting of 1,162 circuit miles as follows: 212 circuit miles of 500 kV line; 402 circuit miles of 230 kV line; and 548 miles of 115 kV line. The Company also has 26,880 circuit miles of primary and secondary distribution lines that deliver electricity to its customers.

The Company also has an ownership interest in the following:

•	Approximately 15% of the capacity on the Colstrip Project Transmission facilities from the Colstrip plant in Montana to BPA’s transmission system; and

•
Approximately 20% of the capacity on the Pacific Northwest Intertie, a 4,800 MW transmission facility between John Day, in northern Oregon, and Malin, in southern Oregon near the California border. The Pacific Northwest Intertie is used primarily for the transmission of interstate purchases and sales of electricity among utilities, including PGE.

In addition, the Company has contractual rights to the following transmission capacity:

•	Approximately 3,240 MW of firm BPA transmission on BPA’s system to PGE’s service territory in Oregon; and

•
195 MW of firm BPA transmission from mid-Columbia projects in Washington to the northern end of the Pacific Northwest Intertie, near John Day, Oregon, 100 MW to the northern end of the Pacific DC Intertie, near Celilo, Oregon, and 5 MW to Biglow Canyon.

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

On October 18, 2013, the Oregon Supreme Court accepted plaintiffs’ petition seeking review of the February 6, 2013 Oregon Court of Appeals decision.

On October 2, 2014, the Oregon Supreme Court, in a unanimous decision, affirmed the February 6, 2013 Oregon Court of Appeals decision that upheld the OPUC order dated September 30, 2008. On January 15, 2015, the Oregon Supreme Court denied the plaintiffs petition seeking reconsideration of the October 2, 2014 decision.

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

In 2001, the FERC called for a hearing to explore whether there may have been unjust and unreasonable charges for spot market sales of electricity in the Pacific Northwest from December 25, 2000 through June 20, 2001 (Pacific Northwest Refund proceeding). During that period, PGE both sold and purchased electricity in the Pacific Northwest. Although FERC’s original decision terminated the proceeding and denied the claims for refunds, upon appeal of this decision to the U.S. Ninth Circuit Court of Appeals (Ninth Circuit), the Ninth Circuit remanded the case to the FERC to, among other things, address market manipulation evidence and account for the evidence in any future orders regarding the award or denial of refunds in the proceedings.

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

The above-referenced settlements resulted in a release of the Company as a named respondent in the first phase of the remand proceedings, which are limited to initial and direct claims for refunds, but there remains a possibility that additional claims related to this matter could be asserted against the Company in a subsequent phase of the proceeding if refunds are ordered against some or all of the current respondents.

During the first phase of the remand hearing, now completed, two sets of refund proponents, the City of Seattle, Washington (Seattle) and various California parties on behalf of the California Energy Resource Scheduling division of the California Department of Water Resources (CERS), presented cases alleging that multiple respondents had engaged in unlawful activities and caused severe financial harm that justified the imposition of refunds. After conclusion of the hearing, the presiding Administrative Law Judge issued an Initial Decision on March 28, 2014 finding: i) that Seattle did not carry its Mobile-Sierra burden with respect to its refund claims against any of its respondent sellers; and ii) that the California representatives of CERS did not carry their Mobile-Sierra burden with respect to one of the two CERS’ respondents, but that CERS had produced evidence that the remaining CERS respondent had engaged in unlawful activity in the implementation of multiple transactions and bad faith in the formation of as many as 119 contracts. The Administrative Law Judge scheduled a second phase of the hearing to commence after a final FERC decision on the Initial Decision. The Administrative Law Judge determined that in the second phase the remaining respondent will have an opportunity to produce additional evidence as to why its transactions should be considered legitimate and why refunds should not be ordered. The findings in the Initial Decision are subject to further FERC action. If the FERC requires one or more respondents to make refunds, it is possible that such respondent(s) will attempt to recover similar refunds from their suppliers, including the Company.

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

On May 3, 2013, the defendants filed a motion to dismiss 36 of the 39 claims in the complaint. In September 2013, the plaintiffs filed a motion for partial summary judgment regarding the appropriate method of calculating emissions increases. Also in September 2013, the plaintiffs filed an amended complaint that withdrew Title V and opacity claims, added claims associated with two 2011 projects, and expanded the scope of certain claims to encompass approximately 40 additional projects.

In July 2014, the court denied defendants’ motion to dismiss and the plaintiffs’ motion for partial summary judgment. On August 27, 2014, the plaintiffs filed a second amended complaint. The defendants’ response to the second amended complaint was filed on September 26, 2014. The second amended complaint continues to seek injunctive relief, declaratory relief, and civil penalties for alleged violations of the federal Clean Air Act. The plaintiffs state in the second amended complaint that it was filed, in part, to comply with the court’s ruling on the defendants’ motion to dismiss and plaintiffs’ motion for partial summary judgment. Discovery in this matter is ongoing with trial now scheduled for November 2015.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PGE’s common stock is traded on the New York Stock Exchange (NYSE) under the ticker symbol “POR”. As of February 10, 2015, there were 868 holders of record of PGE’s common stock and the closing sales price of PGE’s common stock on that date was $37.74 per share. The following table sets forth, for the periods indicated, the highest and lowest sales prices of PGE’s common stock as reported on the NYSE.

	High	Low	Dividends Declared Per Share
2014
Fourth Quarter	$40.31	$32.07	$0.280
Third Quarter	34.74	31.41	0.280
Second Quarter	34.69	32.01	0.280
First Quarter	32.75	28.98	0.275
2013
Fourth Quarter	$30.57	$27.82	$0.275
Third Quarter	33.26	27.57	0.275
Second Quarter	32.91	29.14	0.275
First Quarter	30.53	27.42	0.270
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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share amounts)
Statement of Income Data:
Revenues, net	$1,900	$1,810	$1,805	$1,813	$1,783
Gross margin	62%	58%	60%	58%	54%
Income from operations (1)	$293	$206	$302	$309	$267
Net income (1)	174	104	140	147	121
Net income attributable to Portland General Electric Company (1)	175	105	141	147	125
Earnings per share—basic (1)	2.24	1.36	1.87	1.95	1.66
Earnings per share—diluted (1)	2.18	1.35	1.87	1.95	1.66
Dividends declared per common share	1.115	1.095	1.075	1.055	1.035
Statement of Cash Flows Data:
Capital expenditures	1,007	656	303	300	450

(1)
The year ended December 31, 2013 includes $52 million of costs expensed related to the Company’s Cascade Crossing Transmission Project. For information regarding this matter, see “Electric Utility Plant” in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions)
Balance Sheet Data:
Total assets	$7,042	$6,101	$5,670	$5,733	$5,491
Total long-term debt	2,501	1,916	1,636	1,735	1,808
Total Portland General Electric Company shareholders’ equity	1,911	1,819	1,728	1,663	1,592
Common equity ratio	43.3%	48.7%	51.1%	48.6%	46.7%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•
cyber security attacks, data security breaches, or other malicious acts that cause damage to the Company’s generation, transmission, and distribution facilities or information technology systems, or result in the release of confidential customer and proprietary information;

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

Overview

Capital Requirements and Financing—During 2014, the following three new generation resources were under construction:

Port Westward Unit 2—In May 2013, PGE commenced construction of PW2, a 220 MW natural gas-fired flexible capacity resource located adjacent to PW1 and Beaver near Clatskanie, Oregon. In December 2014, this capacity resource was placed in service. As of December 31, 2014, $295 million is included in Electric utility plant related to PW2, including $20 million of AFDC. The Company estimates that final completion of the plant will require approximately $20 million of capital expenditures in 2015.

Tucannon River Wind Farm—In September 2013, PGE commenced construction of Tucannon River in southeastern Washington consisting of 116 turbines for a total nameplate capacity of 267

MW. In December 2014, this renewable resource was placed in service. As of December 31, 2014, $501 million is included in Electric utility plant related to Tucannon River, including $24 million of AFDC and net of a state sales tax refund of $23 million from the state of Washington. The Company estimates that final completion of the wind farm will require approximately $29 million of capital expenditures in 2015.

Carty Generating Station—In January 2014, the Company commenced construction of Carty, a 440 MW natural gas-fired baseload resource in Eastern Oregon, located adjacent to Boardman. The total cost of Carty is estimated at $450 million, excluding AFDC, and the facility is expected to be online in the second quarter of 2016. As of December 31, 2014, $260 million, including $16 million of AFDC, is included in CWIP for Carty.

PGE’s capital requirements amounted to $948 million for 2014, with $606 million related to the construction of these new generation resources. The remainder of the 2014 capital requirements related to ongoing capital expenditures for the upgrade, replacement, and expansion of transmission, distribution and generation infrastructure, as well as technology enhancements and expenditures related to hydro licensing. During 2014, the combination of cash from operations in the amount of $518 million, and proceeds from unsecured term loans and issuances of FMBs in the amount of $585 million funded the Company’s capital requirements.

Capital requirements in 2015 are expected to approximate $629 million, which includes an estimated $172 million related to the construction of Carty. PGE expects to fund 2015 estimated capital requirements and contractual maturities of long-term debt of $375 million with a combination of cash from operations, which is expected to range from $460 million to $500 million, and issuances of shares pursuant to an equity forward sale agreement (EFSA) and long-term debt securities. For information concerning the EFSA, see Note 12, Equity-based Plans, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.” and for additional related information, see the Liquidity and the Debt and Equity Financings sections of this Item 7.

General Rate Cases—On February 12, 2015, PGE filed with the OPUC a 2016 GRC, which is based on a 2016 test year and includes costs related to Carty. The Company’s request, when combined with other supplemental tariff changes, would result in an increase in annual revenues of $66 million. Such change would result in an approximate 3.7% overall increase relative to currently approved prices.

The net increase in annual revenue requirement consists of the following (in millions):

Carty	$83
Base business cost	39
Supplemental tariff updates*	(56)
Annual revenue requirement, net	$66

* Includes $26 million related to capital project deferrals expected to be fully recovered in 2015, $17 million of accelerated customer credits related to the settlement of a legal matter concerning costs associated with the operation of the ISFSI, a $15 million increase in customer credits related to the Residential Exchange Program, and other tariff updates.

PGE is proposing a capital structure of 50% debt and 50% equity, a return on equity of 9.9%, a cost of capital of 7.67%, and a rate base of approximately $4.5 billion.

Regulatory review of the 2016 GRC will continue throughout 2015, with a final order expected to be issued by the OPUC by mid-December 2015. New customer prices are expected to become effective in 2016, with an initial price decrease January 1 and a price increase effective as Carty becomes operational, which is expected in the second quarter of 2016.

In December 2014, the OPUC issued an order on PGE’s 2015 GRC, which was based on a 2015 test year. When combined with customer credits, the OPUC order authorized a $15 million increase in annual revenues, representing an approximate 1% overall increase in customer prices, which became effective January 1, 2015. The order reflects a capital structure of 50% debt and 50% equity, a return on equity of 9.68%, a cost of capital of 7.56%, and a rate base of approximately $3.8 billion.

Pursuant to the 2015 GRC order, a forecast of capital expenditures for PW2 of $323 million and Tucannon River of $525 million was used to set customers prices. However, to the extent that total actual capital expenditures are less than that used to set customer prices, the 2015 revenue requirement impact of any shortfall will be deferred for future refund to customers. In the event that total actual capital expenditures exceed those used to set customer prices, there is no deferral of such incremental capital costs. For further information regarding actual costs recorded as of December 31, 2014, see “Capital Requirements and Financing” in this Overview, above.

In December 2013, the OPUC issued an order on PGE’s 2014 GRC, which was based on a 2014 test year. The OPUC authorized a $61 million increase in annual revenues, representing an approximate 4% overall increase in customer prices, which became effective January 1, 2014. The order reflects a capital structure of 50% debt and 50% equity, a return on equity of 9.75%, a cost of capital of 7.65%, and a rate base of approximately $3.1 billion.

The general rate case filings, as well as copies of the orders, direct testimony, exhibits, and stipulations are available on the OPUC website at www.oregon.gov/puc.

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

Customers and Demand—In 2014, retail energy deliveries decreased 0.8% from 2013, which was driven by the decrease in residential energy deliveries and partially offset by increases in commercial and industrial energy deliveries. The decline in demand from residential customers is largely attributable to warmer weather conditions during the 2014 heating season relative to 2013. Total heating degree-days in 2014 (an indication of the extent to which customers are likely to use, or have used, electricity for heating) was 11% lower than the 15-year average, and 13% lower than total heating degree days in 2013.

The increases in commercial and industrial energy deliveries were driven by increased demand from the high tech industry, office buildings, and the government and education sectors, which was partially offset by decreased demand from a paper production customer. Energy efficiency and conservation efforts by retail customers influence demand, although the financial effects of such efforts are intended to be mitigated by the decoupling mechanism.

For 2014 and 2013, the average number of retail customers and deliveries, by customer class, were as follows:

	2014		2013		Increase/ (Decrease) in Energy Deliveries
	Average Number of Customers	Energy Deliveries *	Average Number of Customers	Energy Deliveries *
Residential	735,502	7,462	728,481	7,702	(3.1)%
Commercial	105,231	7,494	104,385	7,441	0.7
Industrial	260	4,310	263	4,276	0.8
Total	840,993	19,266	833,129	19,419	(0.8)%

*	In thousands of MWh.

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

Plant availability is impacted by planned maintenance and forced, or unplanned, outages, during which the respective plant is unavailable to provide power. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year. Availability of the plants PGE operates approximated 92%, 89%, and 94% for the years ended December 31, 2014, 2013, and 2012, respectively, with the availability of Colstrip, which PGE does not operate, approximating 83%, 66%, and 93%, respectively.

Beginning in July 2013, the Company experienced three unplanned plant outages with Boardman off-line for July 2013, Coyote Springs off-line for September through November 2013, and Colstrip Unit 4 off-line for July 2013 through January 2014. As a result of these unplanned outages, the Company incurred incremental replacement power costs of approximately $2 million in 2014 and $17 million in 2013.

During the year ended December 31, 2014, the Company’s generating plants provided approximately 58% of its retail load requirement, compared to 54% in 2013 and 50% in 2012. The lower relative volume of power generated to meet the Company’s retail load requirement during 2012 was primarily due to the economic displacement of thermal generation by energy received from hydro resources and lower-cost purchased power.

Energy received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects increased 1% in 2014 compared to 2013, primarily due to more favorable hydro conditions in 2014. These resources provided approximately 18% of the Company’s retail load requirement for 2014, compared with 17% for 2013 and 19% for 2012. Energy received from these sources exceeded projections (or “normal”) included in the Company’s AUT by approximately 2% in 2014, 1% in 2013, and 11% in 2012. Such projections, which are finalized with the OPUC in November each year, establish the power cost component of retail prices for the following calendar year. “Normal” represents the level of energy forecasted to be received from hydroelectric resources for the year and is based on average regional hydro conditions. Any excess in hydro generation from that projected in the AUT generally displaces power from higher cost sources, while any shortfall is generally replaced with power from higher cost sources. Based on recent forecasts of regional hydro conditions, energy from hydro resources is expected to be below normal for 2015.

Energy expected to be received from wind generating resources is projected annually in the AUT and through 2013, was based on wind studies completed in connection with the permitting process of the wind farm. For 2014 and beyond, the projection included in the AUT is based on a five-year historical rolling average of the wind farm. To the extent historical information is not available for a given year, the projections are based on wind studies. Any excess in wind generation from that projected in the AUT generally displaces power from higher-cost sources, while any shortfall is generally replaced with power from higher-cost sources. Energy received from wind generating resources fell short of that projected in PGE’s AUT by 9% in 2014, 15% in 2013 and 20% in 2012.

Pursuant to the Company’s PCAM, customer prices can be adjusted to reflect a portion of the difference between each year’s forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, to the extent such difference is outside of a pre-determined “deadband,” which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC is above or below the deadband, the PCAM provides for 90% of the variance to be collected from or refunded to customers, respectively, subject to a regulated earnings test. The following is a summary of the impacts of the PCAM for 2014, 2013 and 2012:

•
For 2014, actual NVPC was below baseline NVPC by $7 million, which is within the established deadband range. Accordingly, no estimated refund to customers was recorded as of December 31, 2014. A final determination regarding the 2014 PCAM results will be made by the OPUC through a public filing and review in 2015.

•
For 2013, actual NVPC was above baseline NVPC by $11 million, which is within the established deadband range. Accordingly, no estimated collection from customers was recorded as of December 31, 2013. A final determination regarding the 2013 PCAM results was made by the OPUC through a public filing and review in 2014, which confirmed no collection from customers pursuant to the PCAM for 2013.

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

For further information concerning the PCAM, see Power Costs under “State of Oregon Regulation” in the Regulation section of Item 1.—“Business.”

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

On June 2, 2014, the EPA released a proposed rule, which it calls the “Clean Power Plan,” intended to result in a reduction of carbon emissions from existing power plants across all states to approximately 30% below 2005 levels by 2030. For additional information regarding this proposed rule, see “Environmental Matters” in Item 1.—Business.

On December 19, 2014, the EPA signed a final rule that regulates CCR as non-hazardous waste. For additional information regarding this new rule, see “Environmental Matters” in Item 1.—Business.

The following discussion highlights certain regulatory items, which have impacted the Company’s revenues, results of operations, or cash flows for 2014, or have affected customer prices, as authorized by the OPUC. In some cases, the Company deferred the related expenses or benefits as regulatory assets or liabilities, respectively, for later amortization and inclusion in customer prices, pending OPUC review and authorization.

Power Costs—Pursuant to the AUT process, PGE files annually an estimate of power costs for the following year. In the event a general rate case is filed in any given year, forecasted power costs would be included in such filing.

The 2014 AUT was approved by the OPUC and became effective January 1, 2014, with an expected reduction in annual revenues of approximately $17 million based on lower forecasted power costs. This amount was included in the overall $61 million revenue increase authorized by the OPUC in the Company’s 2014 GRC.

The 2015 AUT was approved by the OPUC and became effective January 1, 2015, with an expected reduction in annual revenues of approximately $60 million based on lower forecasted power costs. This amount was included in the overall $15 million revenue increase authorized by the OPUC in the Company’s 2015 GRC.

In June 2014, the Company submitted the 2013 results of the PCAM to the OPUC for final regulatory review and determination of any customer refund or collection. Based on a regulated earnings test, no refund or collection resulted, and in October 2014, the OPUC issued an order to such effect. For further information, see “Power Operations” in the Operating Activities section of this Overview, above.

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

PGE submitted a RAC filing to the OPUC in 2014 anticipating that the Tucannon River wind farm would be placed into service before the end of the year. The Company utilized the RAC to record the revenue requirement, which was estimated to be approximately $1 million, for the period from December 15, 2014 when the facility was placed into service, until December 31, 2014. Because Tucannon River was included in the 2015 GRC, PGE proposed to provide the final actual deferred revenue requirement to the OPUC in the first quarter of 2015, with the tariff collection under the RAC to begin no earlier than July 1, 2015.

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

As part of the Company’s 2014 GRC, the OPUC approved a change in the refund or collection period to begin January 1. The Company recorded an estimated refund of $5 million during the year ended December 31, 2014, which resulted from variances between actual weather adjusted use per customer and that projected in the 2014 GRC. Any refund is expected to occur over a one-year period, which will begin January 1, 2016.

Capital deferral—In the 2011 General Rate Case (2011 GRC), the OPUC authorized the Company to defer the costs associated with four capital projects that were not completed at the time the 2011 GRC was approved. In 2012, PGE deferred such costs and recorded a regulatory asset of $16 million for potential future recovery in customer prices with an offsetting credit to Depreciation and amortization expense. The OPUC authorized recovery of the deferred costs over a one-year period beginning January 1, 2014. For 2013, the Company has recorded a dditional deferred costs and interest associated with these projects totaling $19 million, with recovery of such amounts included in customer prices over a one year period beginning January 1, 2015. Beginning January 1, 2014, the costs of these projects were reflected in the Company’s rate base.

Boardman Operating Life Adjustment—In PGE’s 2011 GRC, the OPUC approved a tariff that provided a mechanism for future consideration of customer price changes related to the recovery of the Company’s remaining investment in Boardman over a shortened operating life. Pursuant to the tariff, the OPUC approved recovery of increased depreciation expense reflecting a change in the retirement date of Boardman from 2040 to 2020 and estimated decommissioning costs, with new prices effective July 1, 2011. As part of the 2014 GRC, the incremental depreciation expense that resulted from the shortened Boardman life was rolled into base customer prices, while recovery of the decommissioning costs continue under this separate tariff. The tariff also provides for annual updates to decommissioning revenue requirements with revised prices to take effect each January 1.

During the second quarter of 2014, the OPUC approved the Company’s request for recovery of additional decommissioning costs that resulted from the acquisition of an additional 15% interest in Boardman on December 31, 2013, which was expected to result in approximately $3 million of incremental revenue in 2014.

On December 31, 2014, PGE acquired an additional 10% ownership share in Boardman previously held by one of the former co-owners. On September 18, 2014, the Company submitted to the OPUC a request for approval of the annual update of the decommissioning revenue requirements for 2015, which included the additional decommissioning costs related to this incremental 10% ownership. PGE received authorization from the FERC in November 2014 to consummate the acquisition. The OPUC authorized the acquisition of the 10% interest in the 2015 GRC order, with recovery of the incremental share of decommissioning costs authorized in the tariff effective January 1, 2015.

Results of Operations

The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.

The consolidated statements of income for the years presented (dollars in millions):

	Years Ended December 31,
	2014		2013		2012
	Amount	As % of Rev	Amount	As % of Rev	Amount	As % of Rev
Revenues, net	$1,900	100%	$1,810	100%	$1,805	100%
Purchased power and fuel	713	38	757	42	726	40
Gross margin	1,187	62	1,053	58	1,079	60
Other operating expenses:
Generation, transmission and distribution	257	13	225	12	211	12
Cascade Crossing transmission project	—	—	52	3	—	—
Administrative and other	227	12	219	12	216	12
Depreciation and amortization	301	16	248	14	248	14
Taxes other than income taxes	109	6	103	6	102	5
Total other operating expenses	894	47	847	47	777	43
Income from operations	293	15	206	11	302	17
Interest expense, net *	96	5	101	5	108	6
Other income:
Allowance for equity funds used during construction	37	2	13	1	6	—
Miscellaneous income, net	1	—	7	—	4	—
Other income, net	38	2	20	1	10	—
Income before income taxes	235	12	125	7	204	11
Income tax expense	61	3	21	1	64	3
Net income	174	9	104	6	140	8
Less: net loss attributable to noncontrolling interests	(1)	—	(1)	—	(1)	—
Net income attributable to Portland General Electric Company	$175	9%	$105	6%	$141	8%

* Includes an allowance for borrowed funds used during construction of $22 million in 2014, $7 million in 2013, and $4 million in 2012.

Revenues, energy deliveries (based in MWh), and average number of retail customers consist of the following for the years presented:

	Years Ended December 31,
	2014		2013		2012
Revenues(1) (dollars in millions):
Retail:
Residential	$893	47%	$861	48%	$860	48%
Commercial	657	34	619	34	633	34
Industrial	221	12	217	12	226	13
Subtotal	1,771	93	1,697	94	1,719	95
Other accrued (deferred) revenues, net	(8)	—	(5)	—	4	—
Total retail revenues	1,763	93	1,692	94	1,723	95
Wholesale revenues	95	5	80	4	49	3
Other operating revenues	42	2	38	2	33	2
Total revenues	$1,900	100%	$1,810	100%	$1,805	100%

Energy deliveries(2) (MWh in thousands):
Retail:
Residential	7,462	34%	7,702	35%	7,505	35%
Commercial	7,494	34	7,441	34	7,402	35
Industrial	4,310	20	4,276	20	4,283	20
Total retail energy deliveries	19,266	88	19,419	89	19,190	90
Wholesale energy deliveries	2,520	12	2,353	11	2,249	10
Total energy deliveries	21,786	100%	21,772	100%	21,439	100%

Average number of retail customers:
Residential	735,502	87%	728,481	87%	723,440	87%
Commercial	105,231	13	104,385	13	103,766	13
Industrial	260	—	263	—	261	—
Total	840,993	100%	833,129	100%	827,467	100%

(1)
Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes both energy sold to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy from ESSs.

PGE’s sources of energy, including total system load and retail load requirement, for the years presented are as follows:

	Years Ended December 31,
	2014		2013		2012
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	4,466	21%	4,070	19%	3,610	17%
Natural gas	3,429	16	3,375	16	2,882	14
Total thermal	7,895	37	7,445	35	6,492	31
Hydro	1,750	8	1,646	8	1,943	9
Wind	1,172	6	1,200	5	1,125	5
Total generation	10,817	51	10,291	48	9,560	45
Purchased power:
Term	5,926	28	6,472	31	7,382	35
Hydro	1,568	7	1,629	8	1,728	8
Wind	317	2	311	1	319	1
Spot	2,626	12	2,547	12	2,285	11
Total purchased power	10,437	49	10,959	52	11,714	55
Total system load	21,254	100%	21,250	100%	21,274	100%
Less: wholesale sales	(2,520)		(2,353)		(2,249)
Retail load requirement	18,734		18,897		19,025

Net income attributable to Portland General Electric Company for the year ended December 31, 2014 was $175 million, or $2.18 per diluted share, compared to $105 million, or $1.35 per diluted share, for the year ended December 31, 2013. The $70 million, or 67%, increase in net income was primarily driven by higher average retail prices resulting from the January 1, 2014 price increase authorized by the OPUC in the Company’s 2014 GRC, lower net variable power costs, an increase in AFDC resulting from a higher average CWIP balance, and the charge to expense of $52 million of capitalized costs related to Cascade Crossing Transmission Project in the second quarter of 2013. A 0.8% decrease in retail energy deliveries driven by a decline in residential energy deliveries, higher operating and maintenance expenses, combined with an increase in the Company’s effective tax rate to 26.0% for 2014 from 16.8% for 2013 partially offset the increases to net income.

Net income attributable to Portland General Electric Company for the year ended December 31, 2013 was $105 million, or $1.35 per diluted share, compared to $141 million, or $1.87 per diluted share, for the year ended December 31, 2012. The $36 million, or 26%, decrease in net income was primarily driven by the charge to expense in 2013 of $52 million of previously capitalized costs related to Cascade Crossing, $17 million of incremental replacement power costs related to three unplanned plant outages, and an industrial customer refund of $9 million related to cumulative over-billings over a period of several years. These three items are the primary drivers for the reduction in the Company’s income tax expense for 2013, which had a favorable impact to net income when compared to 2012. In addition, higher repair costs at the Company’s generating plants, higher operating and maintenance costs related to PGE’s transmission and distribution system, a 4% increase in average variable power cost per MWh, and higher pension costs all contributed to the decrease in net income. A 3% increase in retail energy deliveries to residential customers primarily resulting from more extreme weather in 2013, an increase in the allowance for debt and equity funds used for construction, as well as lower interest expense partially offset the decreases to net income.

2014 Compared to 2013

Revenues increased $90 million, or 5%, in 2014 compared with 2013 as a result of the items discussed below.

Total retail revenues increased $71 million, or 4%, in 2014 compared with 2013, primarily due to the net effect of the following:

•	A $60 million increase related to higher average retail prices resulting from the January 1, 2014 price increase authorized by the OPUC in the Company’s 2014 GRC;

•
A $20 million increase related to an increase in the average retail price for the collection of deferred costs related to four capital projects beginning January 1, 2014 (offset in Depreciation and amortization expense);

•
A $9 million increase as a result of an industrial customer refund recorded in the second quarter of 2013 (reflected in Other retail revenues, net in the preceding table) related to cumulative over-billings that occurred over a period of several years as a result of a meter configuration error; and

•	A $5 million increase related to various items, including other supplemental tariff changes; partially offset by

•
A $13 million decrease related to an 0.8% decline in retail energy deliveries, consisting of a decrease of 3.1% in residential, partially offset by increases of 0.7% and 0.8% in commercial and industrial, respectively; and

•
A $10 million decrease related to the decoupling mechanism, with an overall estimated refund of $5 million recorded in 2014 compared with an overall estimated collection of $5 million recorded in 2013.

Total heating degree-days in 2014 were lower than the 15-year average (as provided by the National Weather Service, as measured at Portland International Airport), and total heating degree days in 2013. While 2014 total cooling degree days exceeded the 15-year average and 2013 total cooling degree-days. The following table presents the number of heating and cooling degree-days for 2014 and 2013, along with the 15-year averages:

	Heating Degree-Days			Cooling Degree-Days
	2014	2013	Increase/(decrease)	2014	2013	Increase/(decrease)
1st quarter	1,891	1,902	(1)%	—	—	—%
2nd quarter	530	593	(11)	57	82	(30)
3rd quarter	18	90	(80)	579	457	27
4th quarter	1,355	1,801	(25)	17	—	—
	3,794	4,386	(13)	653	539	21
15-year annual average	4,264	4,239	1	453	454	—
Increase (decrease) from the 15-year annual average	(11)%	3%		44%	19%

On a weather adjusted basis, retail energy deliveries in 2014 were 0.3% below 2013, with energy deliveries to residential customers decreasing by 1.9%, and energy deliveries to commercial and industrial customers each increasing 0.8%. PGE projects that retail energy deliveries for 2015 will be approximately 1.0% higher than 2014 weather adjusted levels, after allowing for energy efficiency and conservation efforts.

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

In 2014, the $15 million, or 19%, increase in wholesale revenues from 2013 consisted of $9 million related to a 11% increase in average wholesale price and $6 million related to a 7% increase in wholesale sales volume.

Other operating revenues increased $4 million, or 11%, in 2014 from 2013, primarily due to higher sales of excess transmission capacity and services, as well as an increase in pole contact rentals. The increase was partially offset by a $6 million decrease in gains on the sale of excess natural gas not needed for operations.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts. In 2014, Purchased power and fuel expense decreased $44 million, or 6%, from 2013, which was driven by a 6% decline in the average variable power cost per MWh to $33.54 in 2014 from $35.61 in 2013. The decrease was driven by a decline in the Company’s cost of natural gas to fuel natural gas-fired plants in 2014 compared with 2013, combined with higher-cost replacement power in 2013 related to thermal plant outages.

Energy received from PGE-owned hydroelectric projects and from mid-Columbia projects combined for 2014 was comparable with 2013, and represented 18% of the Company’s retail load requirement for 2014 and 17% for 2013. Total hydroelectric energy received exceeded that projected in PGE’s AUT by approximately 2% for 2014 and 1% for 2013. Based on recent forecasts of regional hydro conditions in 2015, energy from hydro resources is expected to be below normal levels.

The following table presents the forecast of the April-to-September 2015 runoff (issued February 10, 2015) compared to the actual runoffs for 2014 and 2013 (as a percentage of normal, as measured over the 30-year period from 1971 through 2000):

	Runoff as a Percent of Normal *
Location	2015 Forecast	2014 Actual	2013 Actual
Columbia River at The Dalles, Oregon	92%	108%	100%
Mid-Columbia River at Grand Coulee, Washington	96	110	108
Clackamas River at Estacada, Oregon	74	97	102
Deschutes River at Moody, Oregon	93	98	98

*
Volumetric water supply forecasts for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

Energy received from PGE-owned wind generating resources (Biglow Canyon and Tucannon River) in 2014 decreased 2% from 2013, and represented 6% of the Company’s retail load requirement in each of those years. Energy received from wind generating resources fell short of projections included in the Company’s AUT by approximately 9% in 2014 compared with 15% in 2013.

Actual NVPC, which consists of Purchased power and fuel expense net of Wholesale revenues, decreased $59 million for 2014 compared with 2013. The decrease was largely due to a 6% decline in the average variable power cost per MWh, combined with an 11% increase in the average price per MWh of wholesale power sales and a 7% increase in the volume of wholesale power sales. For 2014, actual NVPC was $7 million below baseline NVPC, compared with $11 million above for 2013.

Generation, transmission and distribution expense increased $32 million, or 14%, in 2014 compared with 2013. Storm related and service restoration costs were collectively $10 million higher primarily related to the Company’s service territory experiencing three major wind storms during the fourth quarter of 2014 ($5 million of which was offset by increased revenues utilizing the storm recovery mechanism); operating costs increased $7 million as a result of the Company’s ownership interest in Boardman increasing to 80% from 65% on December 31, 2013; and maintenance and overhaul expenses at PGE’s generation facilities were $6 million greater than in 2013. In addition, other distribution expenses were up $7 million, including $4 million of substation related expense; other generation expenses increased $3 million; and other transmission expenses increased $1 million. Partially offsetting these increases was a $3 million net decrease in 2014 due to expense taken in 2013 related to the Company’s benchmark bid for renewable resources pursuant to the 2009 IRP.

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

Administrative and other expense increased $8 million, or 4%, in 2014 compared with 2013. The increase was due in large part to $5 million more incentive compensation expense recorded in 2014 than in 2013 due to the higher net income in 2014. Additionally, customer service expenses, reflecting higher information technology costs, were $4 million higher in 2014, while medical premiums, rent and other items combined to increase expense $5 million. Partially offsetting these increases were a $3 million reduction in injuries and damages expense resulting from insurance recoveries related to prior year claims and a $3 million reduction in pension expense due to higher discount rates.

Depreciation and amortization expense in 2014 increased $53 million, or 21%, compared with 2013. In 2013, PGE deferred, for future recovery, $17 million of costs related to four capital projects as authorized in the Company’s 2011 GRC and in 2014 recorded $16 million of amortization expense related to the actual recovery of these costs (offset in Retail revenues). The addition of capital assets also contributed to an increase of $16 million in Depreciation and amortization expense year over year.

Taxes other than income taxes expense increased $6 million, or 6%, in 2014 compared with 2013, primarily due to higher property taxes, resulting from increases in appraised property values, along with an increase in payroll taxes.

Interest expense decreased $5 million, or 5%, in 2014 compared with 2013 as a $16 million reduction resulted from the higher allowance for borrowed funds used during construction due to the higher average CWIP balance, partially offset by an increase in interest expense from the higher average balance of debt outstanding in 2014, resulting from the construction of PW2, Carty, and Tucannon River.

Other income, net was $38 million in 2014 compared with $20 million in 2013. The increase was primarily due to a $24 million increase in the allowance for equity funds used during construction from the higher average CWIP balance, partially offset by a decrease in earnings from the Non-qualified benefit plan trust assets.

Income tax expense increased $40 million, or 190%, in 2014 compared to 2013, primarily due to the increase in pre-tax income in 2014 compared to 2013, which was driven in part by the charges to expense in 2013 related to Cascade Crossing and an industrial customer refund. The effective tax rate increased to 26.0% for 2014 from 16.8% for 2013 due primarily to the increase in pre-tax income and the smaller relative percentage thereof represented by federal and state tax credits, partially offset by the effect of increased AFDC equity.

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

Both heating and cooling degree-days in 2013 exceeded the 15-year averages (as provided by the National Weather Service, as measured at Portland International Airport), while in 2012, both heating and cooling degree-days fell below the 15-year averages. The following table presents the number of heating and cooling degree-days for 2013 and 2012, along with the 15-year averages:

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

Wholesale revenues in 2013 increased $31 million, or 63%, from 2012, which consisted of $29 million related to a 55% increase in the average wholesale price and $2 million related to a 5% increase in wholesale sales volume.

Other operating revenues increased $5 million, or 15%, in 2013 from 2012, primarily due to an increase in gains on the sale of excess natural gas, and an increase in the sale of oil, not needed for operations.

Purchased power and fuel expense increased $31 million, or 4%, in 2013 from 2012, largely due to a 4% increase in average variable power cost per MWh. Such increase was driven by a 16% increase in the cost of purchased power and a decrease in energy received from hydroelectric projects. In addition, during the second half of 2013, the Company experienced unplanned plant outages at three of its generating facilities and incurred $17 million of incremental replacement power costs. A 10% decrease in the average variable power cost per MWh of per generated partially offset the increases. The average variable power cost increased to $35.61 per MWh in 2013 from $34.25 per MWh in 2012.

Hydroelectric energy, from PGE-owned hydroelectric projects and from mid-Columbia projects combined, decreased 11% during 2013 from 2012 due to less favorable hydro conditions in 2013. Total hydroelectric energy received exceeded that projected in the Company’s AUT by approximately 1% for 2013 and 11% for 2012.

The following table presents the actual of the April-to-September runoff for 2013 and 2012 (as a percentage of normal, as measured over the 30-year period from 1971 through 2000):

	Runoff as a Percent of Normal *
Location	2013 Actual	2012 Actual
Columbia River at The Dalles, Oregon	100%	126%
Mid-Columbia River at Grand Coulee, Washington	108	129
Clackamas River at Estacada, Oregon	102	133
Deschutes River at Moody, Oregon	98	118

*
Volumetric water supply forecasts for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

Energy received from PGE-owned wind generating resources (Biglow Canyon) increased 7% from 2012 due to unfavorable wind conditions in 2012, and represented 6% of the Company’s retail load requirement in 2013 and in 2012. Energy received from Biglow Canyon fell short of projections included in the Company’s AUT by approximately 15% in 2013 compared with 20% in 2012.

Actual NVPC for 2013 was comparable with 2012. A decrease driven by a 55% increase in the average variable power cost per MWh of wholesale power sales, was largely offset by a 4% increase in the average variable power cost per MWh. For 2013, actual NVPC was $11 million above baseline NVPC, compared with $17 million below baseline NVPC for 2012.

Generation, transmission and distribution expense increased $14 million, or 7%, in 2013 compared to 2012. The increase is largely due to $5 million related to planned overhaul and repair costs at Colstrip and Coyote Springs, $3 million related to increased delivery system repair and restoration work, $3 million for the warranty extension related to the third phase of Biglow Canyon, and $2 million of expense associated with the Company’s benchmark proposals that were not selected in the RFP process for new generation.

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

Depreciation and amortization expense in 2013 was comparable to 2012, as a $7 million increase resulting from capital additions was largely offset by an increase in costs deferred related to four capital projects as authorized in the Company’s 2011 GRC, a decrease in the asset retirement obligation (ARO) resulting from the decommissioning of the Bull Run hydro facility in 2012, and the amortization in 2012 of tax credits related to the ISFSI located at the former Trojan site.

Interest expense decreased $7 million, or 6%, in 2013 compared to 2012, and consisted of $4 million related to the timing of the 2013 maturities and issuances of long-term debt and $3 million related to an increase in the allowance for borrowed funds used for construction, which was driven by a higher average CWIP balance resulting from the commencement of the construction of PW2, Carty, and Tucannon River in 2013.

Other income, net was $20 million in 2013 compared to $10 million in 2012. The increase was primarily due to a $7 million increase in the allowance for equity funds used for construction from the higher average CWIP balance, as well as an increase in earnings from the non-qualified benefit plan trust assets.

Income tax expense decreased $43 million, or 67%, in 2013 compared with 2012, with the effective tax rate decreasing to 16.8% for 2013 from 31.4% for 2012. These decreases are primarily due to a decrease in the pre-tax income for 2013 compared with 2012, which was driven by the $52 million charge to expense in 2013 related to Cascade Crossing, combined with other unfavorable impacts to 2013 pre-tax income. Also contributing to the decreases was an increase to deferred tax balances in 2012 for a change in the Company’s composite state tax rate and an increase in production tax credits in 2013.

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

Capital Requirements

The following table presents actual capital expenditures and debt maturities for 2014 and projected capital expenditures and future debt maturities for 2015 through 2019 (in millions, excluding allowance for funds used during construction, or AFDC):

	Years Ending December 31,
	2014		2015	2016	2017	2018	2019
Ongoing capital expenditures	$310		$386	$353	$339	$300	$300
Port Westward Unit 2	118		20	—	—	—	—
Tucannon River Wind Farm	380		29	—	—	—	—
Carty Generating Station	108		172	35	—	—	—
Hydro licensing and construction	32		22	10	2	1	2
Total capital expenditures	$948	*	$629	$398	$341	$301	$302

Long-term debt maturities	$—		$375	$67	$58	$75	$300

* Amounts shown include removal costs, which are included in other net operating activities in the consolidated statements of cash flows.

For a discussion concerning PGE’s ability to fund its future capital requirements, see “Debt and Equity Financings” in this Item 7.

Ongoing capital expenditures—Consists of upgrades to and replacement of transmission, distribution, and generation infrastructure as well as new customer connections. For the years 2015 through 2017, approximately $100 million relates to the implementation of the Company’s new customer information and meter data management systems.

Port Westward Unit 2—PW2 is a 220 MW natural gas-fired capacity resource located adjacent to PW1 and Beaver near Clatskanie, Oregon that was placed in service in December 2014. As of December 31, 2014, $295 million is included in Electric utility plant for PW2, including $20 million of AFDC. The Company estimates that final completion of the plant will require approximately $20 million of capital expenditures in 2015.

Tucannon River Wind Farm—Tucannon River is a 267 MW nameplate capacity wind farm, consisting of 116 turbines each with a generating capacity of 2.3 MWs, located in southeastern Washington. This renewable resource was placed in service in December 2014. As of December 31, 2014, $501 million is included in Electric utility plant for Tucannon River, including $24 million of AFDC and net of a state sales tax refund of $23 million from the state of Washington. The Company estimates that final completion of the wind farm will require approximately $29 million of capital expenditures in 2015.

Carty Generating Station—Carty is a 440 MW natural gas-fired baseload resource in Eastern Oregon, located adjacent to Boardman. The total cost of Carty is estimated at $450 million, excluding AFDC, and the facility is expected to be online in the second quarter of 2016. As of December 31, 2014, $260 million, including $16 million of AFDC, is included in CWIP for Carty.

Hydro licensing and construction—PGE’s hydroelectric projects are operated pursuant to FERC licenses issued under the Federal Power Act. The licenses for the hydroelectric projects expire as follows: Clackamas River, 2055; Willamette River, 2035; and Deschutes River, 2055. Capital spending requirements reflected in the preceding table relate primarily to modifications to the Company’s various hydro facilities to enhance fish passage and survival, as required by conditions contained in the operating licenses.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Years Ended December 31,
	2014	2013	2012
Cash and cash equivalents, beginning of year	$107	$12	$6
Net cash provided by (used in):
Operating activities	518	544	494
Investing activities	(994)	(692)	(294)
Financing activities	496	243	(194)
Net change in cash and cash equivalents	20	95	6
Cash and cash equivalents, end of year	$127	$107	$12

2014 Compared to 2013

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The $26 million decrease in cash flows from operating activities in 2014 compared to 2013 was largely due to a decrease in the net change in working capital items, and a decrease in the amount received related to the settlement of a legal matter concerning costs associated with the operation of the ISFSI. These decreases were partially offset by an increase to Net income, net of non-cash items, and an increase in cash received from the Bonneville Power Administration to be returned to customers pursuant to the Residential Exchange Program.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. The Company estimates that such charges in 2015 will range from $300 million to $310 million. Combined with all other sources, cash provided by operations in 2015 is estimated to range from $460 million to $500 million. This estimate anticipates no change in margin deposits held by brokers as of December 31, 2014, which is based on both the timing of contract settlements and projected energy prices. The remaining estimated cash flows from operations in 2015 is expected from normal operating activities.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities. The $302 million increase in net cash used in investing activities in 2014 compared to 2013 was primarily due to a $351 million increase in capital expenditures, largely due to the construction of three new generation projects (PW2, Carty and Tucannon River), partially offset by a decrease in contributions to the Nuclear decommissioning trust. For additional information regarding the contributions to the Nuclear decommissioning trust, see Note 3, Balance Sheet Components, and Note 7, Asset Retirement Obligations, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

The Company plans approximately $629 million of capital expenditures in 2015 related to upgrades to and replacement of generation, transmission, and distribution infrastructure, including $172 million related to the construction of Carty. PGE plans to fund the 2015 capital expenditures with the cash expected to be generated from operations during 2015, as discussed above, as well as with the issuance of debt and equity securities. For additional information, see “Capital Requirements” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 7.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During 2014, cash provided by such activities consisted of net proceeds received from the issuances of term bank loans of $305 million and FMBs of $280 million, partially offset by the payment of dividends of $87 million. During 2013, net cash provided by financing activities consisted of net proceeds received from the issuances of common stock in the amount of $67 million and FMBs in the aggregate amount of $377 million, partially offset by the repayment of FMBs of $100 million and commercial paper of $17 million, and payment of dividends of $84 million.

2013 Compared to 2012

Cash Flows from Operating Activities—The $50 million increase in cash flows from operating activities in 2013 compared to 2012 was largely due to the receipt of $44 million in the third quarter of 2013 related to the settlement of a legal matter concerning costs associated with the operation of the ISFSI. Such amount was transferred into the Nuclear decommissioning trust, and consequently is also reflected as an outflow of cash for investing activities. The net change in working capital items, partially offset by a decrease in Net income after the consideration of non-cash items, also contributed to the increase in cash flows from operating activities.

Cash Flows from Investing Activities—The $398 million increase in net cash used in investing activities in 2013 compared to 2012 was primarily due to a $353 million increase in capital expenditures, largely due to the construction of three new generation projects (PW2, Carty and Tucannon River), and a $44 million contribution to the Nuclear decommissioning trust in the third quarter of 2013.

Cash Flows from Financing Activities—During 2013, cash provided by financing activities consisted of net proceeds received from the issuances of common stock in the aggregate amount of $67 million and FMBs in the aggregate amount of $377 million, partially offset by the repayment of FMBs of $100 million and commercial paper of $17 million, and payment of dividends of $84 million. During 2012, net cash used in financing activities consisted of the repayment of FMBs of $100 million, payment of dividends of $81 million and net maturities of commercial paper of $13 million.

Dividends on Common Stock

The following table presents common stock dividends declared in 2014:

Declaration Date	Record Date	Payment Date	Declared Per Common Share
February 19, 2014	March 25, 2014	April 15, 2014	$0.275
May 7, 2014	June 25, 2014	July 15, 2014	0.280
July 24, 2014	September 25, 2014	October 15, 2014	0.280
October 23, 2014	December 26, 2014	January 15, 2015	0.280
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

Should Moody’s and/or S&P reduce their credit rating on PGE’s unsecured debt below investment grade, the Company could be subject to requests by certain of its wholesale, commodity and transmission counterparties to post additional performance assurance collateral in connection with its price risk management activities. The performance assurance collateral can be in the form of cash deposits or letters of credit, depending on the terms of the underlying agreements, and are based on the contract terms and commodity prices and can vary from period to period. Cash deposits provided as collateral are classified as Margin deposits in PGE’s consolidated balance sheet, while any letters of credit issued are not reflected in the Company’s consolidated balance sheet.

As of December 31, 2014, PGE had posted approximately $41 million of collateral with these counterparties, consisting of $11 million in cash and $30 million in bank letters of credit, $11 million of which is related to master netting agreements. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of December 31, 2014, the approximate amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is approximately $112 million and decreases to approximately $57 million by December 31, 2015. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is approximately $247 million and decreases to approximately $119 million by December 31, 2015.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the bonds. PGE estimates that on December 31, 2014, under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust, the Company could have issued up to approximately $685 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges or other dispositions of property.

PGE’s credit facilities contain customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65% of total capitalization (debt to total capital ratio). As of December 31, 2014, the Company’s debt to total capital ratio, as calculated under the credit agreements, was 56.7%.

Debt and Equity Financings

PGE’s ability to secure sufficient long-term capital at a reasonable cost is determined by its financial performance and outlook, its credit ratings, its capital expenditure requirements, alternatives available to investors, market conditions, and other factors. Management believes that the availability of revolving credit facilities, the expected ability to issue long-term debt and equity securities, and cash expected to be generated from operations provide sufficient cash flow and liquidity to meet the Company’s anticipated capital and operating requirements for the foreseeable future. However, the Company’s ability to issue long-term debt and equity could be adversely affected by changes in capital market conditions. For 2015, PGE expects to fund estimated capital requirements and maturities of long-term debt with cash from operations, issuances of debt securities of up to $300 million and issuances of equity securities under the EFSA of approximately $270 million. The actual timing and amount of such issuances of debt and equity securities will be dependent upon the timing and amount of capital expenditures.

Short-term Debt. PGE has approval from the FERC to issue short-term debt up to a total of $900 million through February 6, 2016 and had the following unsecured revolving credit facilities as of December 31, 2014:

•	A $400 million revolving credit facility, which is scheduled to terminate in November 2018; and

•	A $300 million revolving credit facility, which is scheduled to terminate in December 2017.

These revolving credit facilities supplement operating cash flows and provide a primary source of liquidity. Pursuant to the terms of the agreements, the revolving credit facilities may be used for general corporate purposes, backup for commercial paper borrowings, and the issuance of standby letters of credit.

As of December 31, 2014, PGE had no borrowings outstanding under the revolving credit facilities, no commercial paper outstanding, and $20 million of letters of credit issued. As of December 31, 2014, the aggregate unused available credit under the revolving credit facilities was $680 million.

The Company also has two letter of credit facilities under which it may obtain letters of credit in an aggregate amount not to exceed $60 million. Under these facilities, an additional $56 million of letters of credit was outstanding as of December 31, 2014.

Long-term Debt. During 2014, PGE issued a total of $280 million of FMBs, consisting of the following:

•	In November, issued $80 million of 3.51% Series FMBs due 2024;

•	In October, issued $100 million of 4.44% Series FMBs due 2046; and

•	In August, issued $100 million of 4.39% Series FMBs due 2045.

In January 2015, the Company repaid $70 million of 3.46% Series FMBs and issued $75 million of 3.55% Series FMBs due 2030.

In addition to the issuances of FMBs, PGE obtained four term loans in an aggregate principal amount of $305 million during 2014 pursuant to a credit agreement. The term loan interest rates are set at the beginning of the interest period for periods ranging from one- to six-months, as selected by PGE and are based on the London Interbank Offered Rate (LIBOR) plus 70 basis points, with no other fees. The credit agreement expires October 30, 2015, at which time any amounts outstanding under the term loans become due and payable.

As of December 31, 2014, total long-term debt outstanding was $2,501 million, with scheduled maturities of $375 million in 2015. In addition, PGE has the option to remarket through 2033 the $21 million of Pollution Control Revenue Bonds held by the Company.

Equity. In connection with PGE’s public offering of 11,100,000 shares of its common stock in 2013, the Company entered into an EFSA. Pursuant to the EFSA, a forward counterparty borrowed 11,100,000 shares of PGE’s common stock from third parties and such borrowed shares were sold in a registered public offering. PGE receives proceeds from the sale of the common stock when the EFSA is physically settled. As of December 31, 2014, the Company could have physically settled the EFSA by delivering 10,400,000 shares of PGE common stock to the forward counterparty in exchange for cash of $275 million. The Company anticipates physical settlement of the EFSA by delivery of newly issued shares on or before the EFSA’s expiration date of June 11, 2015. For additional information on the EFSA, see Note 12, Equity-based Plans, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities) of approximately 50%. Achievement of this objective helps the Company maintain investment grade debt ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratios were 43.3% and 48.7% as of December 31, 2014 and 2013, respectively.

Contractual Obligations and Commercial Commitments

The following table presents PGE’s contractual obligations as of December 31, 2014 (in millions):

	2015	2016	2017	2018	2019	There- after	Total
Long-term debt	$375	$67	$58	$75	$300	$1,626	$2,501
Interest on long-term debt *	118	112	110	106	92	1,557	2,095
Capital and other purchase commitments	242	21	2	2	2	74	343
Purchased power and fuel:
Electricity purchases	179	167	140	143	143	833	1,605
Capacity contracts	27	26	6	6	5	20	90
Public Utility Districts	8	7	5	4	2	23	49
Natural gas	56	37	40	40	36	244	453
Coal and transportation	23	14	11	5	5	—	58
Operating leases	10	11	12	11	8	192	244
Total	$1,038	$462	$384	$392	$593	$4,569	$7,438

* Future interest on long-term debt is calculated based on the assumption that all debt remains outstanding until maturity. For debt instruments with variable rates, interest is calculated for all future periods using the rates in effect as of December 31, 2014.

As of December 31, 2014, no contributions to PGE’s pension plan are expected for 2015 through 2019. Contributions beyond 2019 are not estimated due to significant uncertainty in financial market and demographic outcomes.

Other Financial Obligations

PGE has entered into long-term power purchase agreements with certain public utility districts in the state of Washington under which it has acquired a percentage of the output of three hydroelectric projects (the Priest Rapids, Wanapum and Wells hydroelectric projects). The Company is required to pay its proportionate share of the operating and debt service costs of the projects whether or not they are operable. The agreements further provide that, should any other purchaser of output default on payments as a result of bankruptcy or insolvency, PGE would be allocated a pro rata share of both the output and the operating and debt service costs of the defaulting purchaser. For the Wells project, PGE would be allocated up to a cumulative maximum of 25% of the defaulting purchaser’s percentage of the output. For the Priest Rapids and Wanapum projects, PGE would be allocated up to a cumulative maximum that would not adversely affect the tax exempt status of any outstanding debt. For additional information on these long-term power purchase agreements, see “Public Utility Districts” in Note 15, Commitments and Guarantees, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

PGE entered into an EFSA in connection with a registered public offering of its common stock in 2013. The Company may settle the EFSA with issuance of PGE common stock, for cash or net share settlement from time-to-time, in whole or part, through June 11, 2015. For additional information on the EFSA, see Note 12, Equity-based Plans, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

PGE has no other off-balance sheet arrangements other than outstanding letters of credit from time to time that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect amounts reported in the statements. The following accounting policies represent those that management believes are particularly important to the consolidated financial statements and that require the use of estimates, assumptions, and judgments to determine matters that are inherently uncertain.

Regulatory Accounting

As a rate-regulated enterprise, PGE applies regulatory accounting, which includes the recognition of regulatory assets and liabilities on the Company’s consolidated balance sheets. Regulatory assets represent probable future revenue associated with certain incurred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited or refunded to customers through the ratemaking process. Regulatory accounting is appropriate as long as prices are established or subject to approval by independent third-party regulators; prices are designed to recover the specific enterprise’s cost of service; and in view of demand for service, it is reasonable to assume that prices set at levels that will recover costs can be charged to and collected from customers. Amortization of regulatory assets and liabilities is reflected in the statement of income over the period in which they are included in customer prices.

If future recovery of regulatory assets is not probable, PGE would expense such items in the period such determination is made. Further, if PGE determines that all or a portion of its utility operations no longer meet the criteria for continued application of regulatory accounting, the Company would be required to write off those regulatory assets and liabilities related to operations that no longer meet requirements for regulatory accounting.

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

Contingencies

PGE has various unresolved legal and regulatory matters about which there is inherent uncertainty, with the ultimate outcome contingent upon several factors. Such contingencies are evaluated using the best information available. A loss contingency is accrued, and disclosed if material, when it is probable that an asset has been impaired or a liability incurred and the amount of the loss can be reasonably estimated. If a range of probable loss is established, the minimum amount in the range is accrued, unless some other amount within the range appears to be a better estimate. If the probable loss cannot be reasonably estimated, no accrual is recorded, but the loss contingency and the reasons to the effect that it cannot be reasonably estimated are disclosed. Material loss contingencies are disclosed when it is reasonably possible that an asset has been impaired or a liability incurred. Established accruals reflect management’s assessment of inherent risks, credit worthiness, and complexities involved in the process. There can be no assurance as to the ultimate outcome of any particular contingency.

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

Changes in actuarial assumptions can also have a material effect on net periodic pension expense. A 0.25% reduction in the expected long-term rate of return on plan assets, or reduction in the discount rate, would have the effect of increasing the 2014 net periodic pension expense by approximately $2 million.

Fair Value Measurements

PGE applies fair value measurements to its financial assets and liabilities, with fair value defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial assets and liabilities consist of: i) derivative instruments entered into in connection with its price risk management activities; ii) the majority of assets held by the Nuclear decommissioning trust, the Pension plan and the Non-qualified benefit plan trust; and iii) long-term debt. In valuing these items, the Company uses inputs and assumptions that market participants would use to determine their fair value, utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of fair value can require subjective and complex judgment and PGE’s assessment of the inputs and the significance of a particular input to fair value measurement may affect the valuation of the instruments and their placement within the fair value hierarchy reported in its financial statements.

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

The following table presents energy commodity derivative fair values as a net liability as of December 31, 2014 that are expected to settle in each respective year (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
Commodity contracts:
Electricity	$50	$19	$6	$5	$5	$22	$107
Natural gas	49	44	18	3	—	—	114
	$99	$63	$24	$8	$5	$22	$221

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

As of December 31, 2014, a 10% change in the value of the Canadian dollar would result in an immaterial change in exposure for transactions that will settle over the next twelve months.

Interest Rate Risk

To meet short-term cash requirements, PGE has the ability to issue commercial paper for terms of up to 270 days and has revolving credit facilities that permit same day borrowings. Although any borrowings under the commercial paper program or the revolving credit facilities carry a fixed rate during their respective terms, the short-term nature of such borrowings subjects the Company to fluctuations in interest rates that result from changes in market conditions. As of December 31, 2014, PGE had no borrowings outstanding under its revolving credit facilities and no commercial paper outstanding.

PGE currently has no financial instruments to mitigate risk related to changes in short-term interest rates, including those on commercial paper; however, it may consider such instruments in the future as considered necessary.

As of December 31, 2014, the total fair value and carrying amounts by maturity date of PGE’s long-term debt are as follows (in millions):

	Total Fair Value	Carrying Amounts by Maturity Date
		Total	2015	2016	2017	2018	There- after
First Mortgage Bonds	$2,460	$2,075	$70	$67	$58	$75	$1,805
Unsecured term bank loans	305	305	305	—	—	—	—
Pollution Control Revenue Bonds	136	121	—	—	—	—	121
Total	$2,901	$2,501	$375	$67	$58	$75	$1,926

As of December 31, 2014, PGE’s unsecured term bank loans in the amount of $305 million were the only long-term debt instruments subject to interest rate risk exposures. As of December 31, 2014, a 10% change in the interest rate of these unsecured term bank loans would result in an immaterial change in interest rate risk exposure over the next twelve months.

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

As of December 31, 2014, PGE’s credit risk exposure is $4 million for commodity activities with externally-rated investment grade counterparties and matures in 2016. The credit risk is included in accounts receivable and price risk management assets, offset by related accounts payable and price risk management liabilities.

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
Portland, Oregon

We have audited the accompanying consolidated balance sheets of Portland General Electric Company and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portland General Electric Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 12, 2015

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues, net	$1,900	$1,810	$1,805
Operating expenses:
Purchased power and fuel	713	757	726
Generation, transmission and distribution	257	225	211
Cascade Crossing transmission project	—	52	—
Administrative and other	227	219	216
Depreciation and amortization	301	248	248
Taxes other than income taxes	109	103	102
Total operating expenses	1,607	1,604	1,503
Income from operations	293	206	302
Interest expense, net	96	101	108
Other income:
Allowance for equity funds used during construction	37	13	6
Miscellaneous income, net	1	7	4
Other income, net	38	20	10
Income before income taxes	235	125	204
Income tax expense	61	21	64
Net income	174	104	140
Less: net loss attributable to noncontrolling interests	(1)	(1)	(1)
Net income attributable to Portland General Electric Company	$175	$105	$141

Weighted-average shares outstanding (in thousands):
Basic	78,180	76,821	75,498
Diluted	80,494	77,388	75,647

Earnings per share:
Basic	$2.24	$1.36	$1.87
Diluted	$2.18	$1.35	$1.87

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2014	2013	2012
Net income	$174	$104	$140
Other comprehensive income (loss)—Change in compensation retirement benefits liability and amortization, net of taxes of $2 in 2014 and ($1) in 2013	(2)	1	—
Comprehensive income	172	105	140
Less: comprehensive loss attributable to the noncontrolling interests	(1)	(1)	(1)
Comprehensive income attributable to Portland General Electric Company	$173	$106	$141

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$127	$107
Accounts receivable, net	149	146
Unbilled revenues	93	104
Inventories, at average cost:
Materials and supplies	42	41
Fuel	40	24
Regulatory assets—current	133	66
Other current assets	115	103
Total current assets	699	591
Electric utility plant:
Generation	3,742	2,968
Transmission	440	417
Distribution	3,075	2,943
General	426	381
Intangible	478	386
Construction work-in-progress	417	508
Total electric utility plant	8,578	7,603
Accumulated depreciation and amortization	(2,899)	(2,723)
Electric utility plant, net	5,679	4,880
Regulatory assets—noncurrent	494	464
Nuclear decommissioning trust	90	82
Non-qualified benefit plan trust	32	35
Other noncurrent assets	48	49
Total assets	$7,042	$6,101

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(In millions, except share amounts)

	As of December 31,
	2014	2013
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$156	$173
Liabilities from price risk management activities—current	106	49
Current portion of long-term debt	375	—
Accrued expenses and other current liabilities	236	171
Total current liabilities	873	393
Long-term debt, net of current portion	2,126	1,916
Regulatory liabilities—noncurrent	906	865
Deferred income taxes	625	586
Unfunded status of pension and postretirement plans	237	154
Liabilities from price risk management activities—noncurrent	122	141
Asset retirement obligations	116	100
Non-qualified benefit plan liabilities	105	101
Other noncurrent liabilities	21	25
Total liabilities	5,131	4,281
Commitments and contingencies (see notes)
Equity:
Portland General Electric Company shareholders’ equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 160,000,000 shares authorized; 78,228,339 and 78,085,559 shares issued and outstanding as of December 31, 2014 and 2013, respectively	918	911
Accumulated other comprehensive loss	(7)	(5)
Retained earnings	1,000	913
Total Portland General Electric Company shareholders’ equity	1,911	1,819
Noncontrolling interests’ equity	—	1
Total equity	1,911	1,820
Total liabilities and equity	$7,042	$6,101

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share and per share amounts)

	Portland General Electric Company Shareholders’ Equity
	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests’ Equity
	Shares	Amount
Balance as of December 31, 2011	75,362,956	$836	$(6)	$833	$3
Shares issued pursuant to equity-based plans	193,316	1	—	—	—
Stock-based compensation	—	4	—	—	—
Dividends declared ($1.075 per share)	—	—	—	(81)	—
Net income (loss)	—	—	—	141	(1)
Balance as of December 31, 2012	75,556,272	841	(6)	893	2
Issuances of common stock, net of issuance costs of $3	2,365,000	67	—	—	—
Shares issued pursuant to equity-based plans	164,287	1	—	—	—
Stock-based compensation	—	2	—	—	—
Dividends declared ($1.095 per share)	—	—	—	(85)	—
Net income (loss)	—	—	—	105	(1)
Other comprehensive income	—	—	1	—	—
Balance as of December 31, 2013	78,085,559	911	(5)	913	1
Shares issued pursuant to equity-based plans	142,780	1	—	—	—
Stock-based compensation	—	6	—	—	—
Dividends declared ($1.115 per share)	—	—	—	(88)	—
Net income (loss)	—	—	—	175	(1)
Other comprehensive loss	—	—	(2)	—	—
Balance as of December 31, 2014	78,228,339	$918	$(7)	$1,000	$—

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$174	$104	$140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301	248	248
Increase (decrease) in net liabilities from price risk management activities	45	(18)	(175)
Regulatory deferrals—price risk management activities	(45)	18	172
Cascade Crossing transmission project	—	52	—
Deferred income taxes	39	11	47
Allowance for equity funds used during construction	(37)	(13)	(6)
Pension and other postretirement benefits	33	37	27
Regulatory deferral of settled derivative instruments	10	7	(9)
Unrealized losses on non-qualified benefit plan trust assets	7	3	3
Decoupling mechanism deferrals, net of amortization	6	(6)	2
Power cost deferrals, net of amortization	—	(6)	(4)
Other non-cash income and expenses, net	12	18	17
Changes in working capital, net of effects from purchase of 10% interest in Boardman:
Decrease (increase) in receivables and unbilled revenues	8	—	(4)
(Increase) decrease in margin deposits	(2)	37	34
Income tax refund received	—	—	8
(Decrease) increase in payables and accrued liabilities	(13)	14	1
Other working capital items, net	(12)	17	1
Cash received to be returned to customers pursuant to the Residential Exchange Program	13	1	—
Proceeds received from Trojan spent fuel legal settlement	6	44	—
Contribution to non-qualified employee benefit trust	(8)	(6)	—
Contribution to voluntary employees’ benefit association trust	(3)	(3)	(2)
Other, net	(16)	(15)	(6)
Net cash provided by operating activities	518	544	494
Cash flows from investing activities:
Capital expenditures	(1,007)	(656)	(303)
Purchases of nuclear decommissioning trust securities	(19)	(26)	(26)
Sales of nuclear decommissioning trust securities	17	25	23
Contribution to nuclear decommissioning trust	(6)	(44)	—
Cash received in connection with purchase of 10% interest in Boardman, net of cash paid	8	—	—
Proceeds received from insurance recoveries	3	6	—
Proceeds from sale of properties	5	—	10
Other, net	5	3	2
Net cash used in investing activities	(994)	(692)	(294)

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$585	$380	$—
Payments on long-term debt	—	(100)	(100)
Proceeds from issuances of common stock, net of issuance costs	—	67	—
Borrowings on short-term debt	—	35	—
Payments on short-term debt	—	(35)	—
Maturities of commercial paper, net	—	(17)	(13)
Dividends paid	(87)	(84)	(81)
Debt issuance costs	(2)	(3)	—
Net cash provided by (used in) financing activities	496	243	(194)
Increase in cash and cash equivalents	20	95	6
Cash and cash equivalents, beginning of year	107	12	6
Cash and cash equivalents, end of year	$127	$107	$12

Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$86	$90	$97
Income taxes	22	10	13
Non-cash investing and financing activities:
Accrued capital additions	70	84	19
Accrued dividends payable	23	22	21
Accrued sales tax refund related to Tucannon River Wind Farm	23	—	—
Preliminary engineering transferred to Construction work in progress from Other noncurrent assets	—	9	—
See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Nature of Operations

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the state of Oregon. The Company also sells electricity and natural gas in the wholesale market to utilities, brokers, and power marketers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. PGE’s corporate headquarters is located in Portland, Oregon and its service area is located entirely within Oregon. PGE’s service area includes 52 incorporated cities, of which Portland and Salem are the largest, within a state-approved service area allocation of approximately 4,000 square miles. As of December 31, 2014, PGE served 842,273 retail customers with a service area population of approximately 1.8 million, comprising approximately 46% of the state’s population.

As of December 31, 2014, PGE had 2,600 employees, with 780 employees covered under two separate agreements with Local Union No. 125 of the International Brotherhood of Electrical Workers. Such agreements cover 743 and 37 employees and expire in February 2016 and August 2017, respectively.

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

Reclassifications

To conform with the 2014 presentation, PGE has reclassified Margin deposits of $9 million with Other current assets in the consolidated balance sheet as of December 31, 2013. In addition, the Company reclassified Renewable adjustment clause deferrals of $1 million to Other non-cash income and expenses, net in the operating activities section of the consolidated statement of cash flows for the year ended December 31, 2012 and separately presented Cash received to be returned to customers pursuant to the Residential Exchange Program of $1 million from Other non-cash income and expenses, net for the year ended December 31, 2013.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Highly liquid investments with maturities of three months or less at the date of acquisition are classified as cash equivalents, of which PGE had $120 million and $104 million as of December 31, 2014 and 2013, respectively.

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

Provisions for uncollectible accounts receivable related to wholesale sales are charged to Purchased power and fuel expense and are recorded periodically based on a review of counterparty non-performance risk and contractual right of offset when applicable. There have been no material write-offs of accounts receivable related to wholesale sales in 2014, 2013 and 2012.

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

Electricity sale and purchase transactions that are physically settled are recorded in Revenues and Purchased power and fuel expense upon settlement, respectively, while transactions that are not physically settled (financial transactions) are recorded on a net basis in Purchased power and fuel expense upon financial settlement.

Pursuant to transactions entered into in connection with PGE’s price risk management activities, the Company may be required to provide collateral with certain counterparties. The collateral requirements are based on the contract terms and commodity prices and can vary period to period. Cash deposits provided as collateral are included with Other current assets in the consolidated balance sheets and were $11 million and $9 million as of December 31, 2014 and 2013, respectively. Letters of credit provided as collateral are not recorded on the Company’s consolidated balance sheet and were $30 million and $29 million as of December 31, 2014 and 2013, respectively.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

PGE records AFDC, which is intended to represent the Company’s cost of funds used for construction purposes and is based on the rate granted in the latest general rate case for equity funds and the cost of actual borrowings for debt funds. AFDC is capitalized as part of the cost of plant and credited to the consolidated statements of income. The average rate used by PGE was 7.4% in 2014, and 7.5% in 2013 and in 2012. AFDC from borrowed funds was $22 million in 2014, $7 million in 2013, and $4 million in 2012 and is reflected as a reduction to Interest expense. AFDC from equity funds was $37 million in 2014, $13 million in 2013, and $6 million in 2012 and is included in Other income, net.

Costs disallowed for recovery in customer prices, if any, are charged to expense at the time such disallowance is probable.

Depreciation and Amortization

Depreciation is computed using the straight-line method, based upon original cost, and includes an estimate for cost of removal and expected salvage. Depreciation expense as a percent of the related average depreciable plant in service was 3.6% in 2014, 3.7% in 2013, and 3.8% in 2012. Estimated asset retirement removal costs included in depreciation expense were $57 million in 2014, and $55 million in 2013 and in 2012.

Periodic studies are conducted to update depreciation parameters (i.e. retirement dispersion patterns, average service lives, and net salvage rates), including estimates of asset retirement obligations (AROs) and asset retirement removal costs. The studies are conducted at a minimum of every five years and are filed with the OPUC for approval and inclusion in a future rate proceeding. The most recent depreciation study was completed for 2013, with an order received from the OPUC in September 2014 authorizing new depreciation rates effective January 1, 2015.

Thermal generation plants are depreciated using a life-span methodology which ensures that plant investment is recovered by the estimated retirement dates, which range from 2020 to 2059. Depreciation is provided on the Company’s other classes of plant in service over their estimated average service lives, which are as follows (in years):

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

Intangible plant consists primarily of computer software development costs, which are amortized over either five or ten years, and hydro licensing costs, which are amortized over the applicable license term, which range from 30 to 50 years. Accumulated amortization was $191 million and $170 million as of December 31, 2014 and 2013, respectively, with amortization expense of $25 million in 2014, and $22 million in 2013 and in 2012. Future

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

estimated amortization expense as of December 31, 2014 is as follows: $35 million in 2015; $33 million in 2016; $29 million in 2017; $28 million in 2018; and $22 million in 2019.

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

Regulatory Accounting

Regulatory Assets and Liabilities

As a rate-regulated enterprise, the Company applies regulatory accounting, resulting in regulatory assets or regulatory liabilities. Regulatory assets represent i) probable future revenue associated with certain actual or estimated costs that are expected to be recovered from customers through the ratemaking process, or ii) probable future collections from customers resulting from revenue accrued for completed alternative revenue programs, provided certain criteria are met. Regulatory liabilities represent probable future reductions in revenue associated with amounts that are expected to be credited to customers through the ratemaking process. Regulatory accounting is appropriate as long as prices are established by or subject to approval by independent third-party regulators; prices are designed to recover the specific enterprise’s cost of service; and in view of demand for service, it is reasonable to assume that prices set at levels that will recover costs can be charged to and collected from customers. Once the regulatory asset or liability is reflected in prices, the respective regulatory asset or liability is amortized to the appropriate line item in the consolidated statement of income over the period in which it is included in prices.

Circumstances that could result in the discontinuance of regulatory accounting include i) increased competition that restricts the Company’s ability to establish prices to recover specific costs, and ii) a significant change in the manner in which prices are set by regulators from cost-based regulation to another form of regulation. PGE periodically reviews the criteria of regulatory accounting to ensure that its continued application is appropriate. Based on a current evaluation of the various factors and conditions, management believes that recovery of the Company’s regulatory assets is probable.

For additional information concerning the Company’s regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities.

Power Cost Adjustment Mechanism

PGE is subject to a power cost adjustment mechanism (PCAM) as approved by the OPUC. Pursuant to the PCAM, the Company can adjust future customer prices to reflect a portion of the difference between each year’s forecasted net variable power costs (NVPC) included in customer prices (baseline NVPC) and actual NVPC. PGE is subject to a portion of the business risk or benefit associated with the difference between actual NVPC and baseline NVPC by application of an asymmetrical “deadband,” which ranges from $15 million below to $30 million above baseline NVPC. NVPC consists of i) the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts, all of which is classified as Purchased power and fuel in the Company’s consolidated statements of income; and is net of ii) wholesale sales, which are classified as Revenues, net in the consolidated statements of income.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from or refunded to customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for that year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. PGE’s authorized ROE was 9.75% for 2014, and 10% for 2013 and for 2012.

Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues in the Company’s consolidated statements of income, while any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense. A final determination of any customer refund or collection is made in the following year by the OPUC through a public filing and review.

For 2014, actual NVPC was below baseline NVPC by $7 million, which is within the established deadband range. Accordingly, no estimated refund to customers was recorded as of December 31, 2014. A final determination regarding the 2014 PCAM results will be made by the OPUC through a public filing and review in 2015.

For 2013, actual NVPC was above baseline NVPC by $11 million, which is within the established deadband range. Accordingly, no estimated collection from customers was recorded as of December 31, 2013. A final determination regarding the 2013 PCAM results was made by the OPUC through a public filing and review in 2014, which confirmed no collection from customers pursuant to the PCAM for 2013.

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

The difference between the timing of the recognition of the AROs’ depreciation and accretion expenses and the amount included in customers’ prices is recorded as a regulatory asset or liability in the Company’s consolidated balance sheets. PGE had a regulatory liability related to AROs in the amount of $39 million as of December 31, 2014 and 2013. See Note 6, Regulatory Assets and Liabilities.

Contingencies

Contingencies are evaluated using the best information available at the time the consolidated financial statements are prepared. Loss contingencies are accrued, and disclosed if material, when it is probable that an asset has been

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Revenue Recognition

Revenues are recognized as electricity is delivered to customers and include amounts for any services provided. The prices charged to customers are subject to federal (FERC), and state (OPUC) regulation. Franchise taxes, which are collected from customers and remitted to taxing authorities, are recorded on a gross basis in PGE’s consolidated statements of income. Amounts collected from customers are included in Revenues, net and amounts due to taxing authorities are included in Taxes other than income taxes and totaled $42 million in 2014, $41 million in 2013, and $42 million in 2012.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in current and future periods that includes the enactment date. Any valuation allowance is established to reduce deferred tax assets to the “more likely than not” amount expected to be realized in future tax returns.

As a rate-regulated enterprise, changes in deferred tax assets and liabilities that are related to certain property are required to be passed on to customers through future prices and are charged or credited directly to a regulatory asset or regulatory liability. These amounts were recognized as net regulatory assets of $86 million and $76 million as of December 31, 2014 and 2013, respectively, and will be included in prices when the temporary differences reverse.

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

Recent Accounting Pronouncement

Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), creates a new Topic 606 and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized that consists of: i) identify the contract with the customer; ii) identify the performance obligations in the contract; iii) determine the transaction price; iv) allocate the transaction price to the performance obligations in the contract; and v) recognize revenue when or as each performance obligation is satisfied. Companies can transition to the requirements of this ASU either retrospectively or as a cumulative-effect adjustment as of the date of adoption, which is January 1, 2017 for the Company, with early adoption prohibited. The impact on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows of the adoption of ASU 2014-09 is not known at this time.

NOTE 3: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable is net of an allowance for uncollectible accounts of $6 million as of December 31, 2014 and 2013. The following is the activity in the allowance for uncollectible accounts (in millions):

	Years Ended December 31,
	2014	2013	2012
Balance as of beginning of year	$6	$5	$6
Increase in provision	6	6	6
Amounts written off, less recoveries	(6)	(5)	(7)
Balance as of end of year	$6	$6	$5

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Trust Accounts

PGE maintains two trust accounts as follows:

Nuclear decommissioning trust—Reflects assets held in trust to cover general decommissioning costs and operation of the Independent Spent Fuel Storage Installation (ISFSI) at the Trojan nuclear power plant (Trojan), which was closed in 1993. The Nuclear decommissioning trust includes amounts collected from customers less qualified expenditures plus any realized and unrealized gains and losses on the investments held therein. In 2014 and 2013, the Company received $6 million and $44 million, respectively, from the settlement of a legal matter concerning costs associated with the operation of the ISFSI. Those funds were deposited into the Nuclear decommissioning trust. For additional information concerning the legal matter, see Note 7, Asset Retirement Obligations.

Non-qualified benefit plan trust—Reflects assets held in trust to cover the obligations of PGE’s non-qualified benefit plans and represents contributions made by the Company less qualified expenditures plus any realized and unrealized gains and losses on the investment held therein.

The trusts are comprised of the following investments as of December 31 (in millions):

	Nuclear Decommissioning Trust		Non-Qualified Benefit Plan Trust
	2014	2013	2014	2013
Cash equivalents	$65	$59	$—	$—
Marketable securities, at fair value:
Equity securities	—	—	6	8
Debt securities	25	23	—	1
Insurance contracts, at cash surrender value	—	—	26	26
	$90	$82	$32	$35

For information concerning the fair value measurement of those assets recorded at fair value held in the trusts, see Note 4, Fair Value of Financial Instruments.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other Current Assets and Accrued Expenses and Other Current Liabilities

Other current assets and Accrued expenses and other current liabilities consist of the following (in millions):

	As of December 31,
	2014	2013
Other current assets:
Prepaid expenses	$39	$38
Current deferred income tax asset	33	42
Accrued sales tax refund related to Tucannon River Wind Farm	23	—
Margin deposits	11	9
Assets from price risk management activities	6	13
Other	3	1
	$115	$103
Accrued expenses and other current liabilities:
Regulatory liabilities—current	$60	$1
Accrued employee compensation and benefits	51	46
Accrued interest payable	26	23
Dividends payable	23	22
Accrued taxes payable	22	21
Other	54	58
	$236	$171

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s consolidated balance sheets, for which it is practicable to estimate fair value as of December 31, 2014 and 2013, and then classifies these financial assets and liabilities based on a fair value hierarchy. The fair value hierarchy is used to prioritize the inputs to the valuation techniques used to measure fair value. These three broad levels and application to the Company are discussed below.

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

PGE recognizes transfers between levels in the fair value hierarchy as of the end of the reporting period for all of its financial instruments. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

no significant transfers between levels during the years ended December 31, 2014 and 2013, except those transfers from Level 3 to Level 2 presented in this note.

The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust (1):
Money market funds	$—	$65	$—	$65
Debt securities:
Domestic government	7	7	—	14
Corporate credit	—	11	—	11
Non-qualified benefit plan trust (2):
Equity securities:
Domestic	4	1	—	5
International	1	—	—	1
Assets from price risk management activities (1) (3):
Electricity	—	4	1	5
Natural gas	—	2	—	2
	$12	$90	$1	$103
Liabilities - Liabilities from price risk management activities (1) (3):
Electricity	$—	$32	$80	$112
Natural gas	—	95	21	116
	$—	$127	$101	$228

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in regulatory assets or regulatory liabilities as appropriate.

(2)	Excludes insurance policies of $26 million, which are recorded at cash surrender value.

(3)	For further information, see Note 5, Price Risk Management.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust (1):
Money market funds	$—	$59	$—	$59
Debt securities:
Domestic government	6	8	—	14
Corporate credit	—	9	—	9
Non-qualified benefit plan trust (2):
Equity securities:
Domestic	4	3	—	7
International	1	—	—	1
Debt securities - domestic government	1	—	—	1
Assets from price risk management activities (1) (3):
Electricity	—	9	1	10
Natural gas	—	4	—	4
	$12	$92	$1	$105
Liabilities - Liabilities from price risk management activities (1) (3):
Electricity	$—	$10	$117	$127
Natural gas	—	40	23	63
	$—	$50	$140	$190

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in regulatory assets or regulatory liabilities as appropriate.

(2)	Excludes insurance policies of $26 million, which are recorded at cash surrender value.

(3)	For further information, see Note 5, Price Risk Management.

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

For those assets and liabilities from price risk management activities classified as Level 2, fair value is derived using present value formulas that utilize inputs such as forward commodity prices and interest rates. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include commodity forwards, futures and swaps.

Assets and liabilities from price risk management activities classified as Level 3 consist of instruments for which fair value is derived using one or more significant inputs that are not observable for the entire term of the instrument. These instruments consist of longer term commodity forwards, futures and swaps.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

				Significant	Price per Unit
	Fair Value		Valuation	Unobservable			Weighted
Commodity Contracts	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
As of December 31, 2014:
Electricity physical forward	$—	$77	Discounted cash flow	Electricity forward price (per MWh)	$11.97	$122.72	$37.43
Natural gas financial swaps	—	21	Discounted cash flow	Natural gas forward price (per Dth)	2.88	4.86	3.41
Electricity financial futures	1	3	Discounted cash flow	Electricity forward price (per MWh)	11.97	39.26	27.88
	$1	$101
As of December 31, 2013:
Electricity physical forward	$—	$103	Discounted cash flow	Electricity forward price (per MWh)	$9.63	$77.95	$40.18
Natural gas financial swaps	—	23	Discounted cash flow	Natural gas forward price (per Dth)	3.16	4.49	3.71
Electricity financial futures	1	14	Discounted cash flow	Electricity forward price (per MWh)	9.63	46.07	33.01
	$1	$140

The significant unobservable inputs used in the Company’s fair value measurement of price risk management assets and liabilities are long-term forward prices for commodity derivatives. For shorter term contracts, the Company uses internally-developed price curves that employ the mid-point of the market’s bid-ask spread derived using observed transactions in active markets, as well as historical experience as a participant in those markets. These internally-developed price curves are validated against nonbinding broker quotes, market data from a regulated exchange and benchmark price assessments from a pricing vendor. For certain longer term contracts, observable, liquid market transactions are not available for the duration of the delivery period. In such circumstances, the Company uses internally-developed price curves, which utilize observable data and regression techniques to derive future prices. In addition, changes in the fair value measurement of price risk management assets and liabilities are analyzed and reviewed on a monthly basis by the Company. This process includes analytical review of changes in commodity prices as well as procedures to analyze and identify the reasons for the changes over specific reporting periods.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Years Ended December 31,
	2014	2013
Net liabilities from price risk management activities as of beginning of year	$139	$16
Net realized and unrealized losses *	15	134
Settlements	(4)	(1)
Net transfers out of Level 3 to Level 2	(50)	(10)
Net liabilities from price risk management activities as of end of year	$100	$139
Level 3 net unrealized losses that have been fully offset by the effect of regulatory accounting	$12	$133

* Includes realized losses, net of $3 million in 2014 and $1 million in 2013.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the years ended December 31, 2014 and 2013, there were no significant transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers in and transfers out of Level 3 at the end of the reporting period for all of its derivative instruments. Transfers from Level 2 to Level 1 for the Company’s price risk management assets and liabilities do not occur as quoted prices are not available for identical instruments. As such, the Company’s assets and liabilities from price risk management activities mature and settle as Level 2 fair value measurements.

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

As of December 31, 2014, the carrying amount of PGE’s long-term debt was $2,501 million and its estimated aggregate fair value was $2,901 million, consisting of $2,596 million and $305 million classified as Level 2 and Level 3, respectively, in the fair value hierarchy. As of December 31, 2013, the carrying amount of PGE’s long-term debt was $1,916 million and its estimated aggregate fair value was $2,074 million, all classified as Level 2 in the fair value hierarchy.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	As of December 31,
	2014		2013
Current assets:
Commodity contracts:
Electricity	$4		$9
Natural gas	2		4
Total current derivative assets	6	(1)	13	(1)
Noncurrent assets:
Commodity contracts:
Electricity	1		1
Total noncurrent derivative assets	1	(2)	1	(2)
Total derivative assets not designated as hedging instruments	$7		$14
Total derivative assets	$7		$14
Current liabilities:
Commodity contracts:
Electricity	$54		$20
Natural gas	52		29
Total current derivative liabilities	106		49
Noncurrent liabilities:
Commodity contracts:
Electricity	58		107
Natural gas	64		34
Total noncurrent derivative liabilities	122		141
Total derivative liabilities not designated as hedging instruments	$228		$190
Total derivative liabilities	$228		$190

(1)	Included in Other current assets on the consolidated balance sheets.

(2)	Included in Other noncurrent assets on the consolidated balance sheet.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	As of December 31,
	2014		2013
Commodity contracts:
Electricity	16	MWh	14	MWh
Natural gas	127	Dth	106	Dth
Foreign currency exchange	$7	Canadian	$7	Canadian

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

Information related to price risk management liabilities subject to master netting agreements is as follows (in millions):

	Gross	Gross	Net	Gross Amounts Not Offset in
	Amounts	Amounts	Amounts	Consolidated Balance Sheets
	Recognized	Offset	Presented	Derivatives	Cash Collateral(1)	Net Amount
As of December 31, 2014:
Liabilities:
Commodity contracts:
Electricity(2)	$55	$—	$55	$(55)	$—	$—
Natural gas(2)	17	—	17	(17)	—	—
	$72	$—	$72	$(72)	$—	$—
As of December 31, 2013:
Liabilities:
Commodity contracts:
Electricity(2)	$91	$—	$91	$(91)	$—	$—
Natural gas(2)	1	—	1	(1)	—	—
	$92	$—	$92	$(92)	$—	$—

(1)	As of December 31, 2014 and 2013, the Company had collateral posted of $11 million and $7 million, respectively, which consists entirely of letters of credit.

(2)	Included in Liabilities from price risk management activities—current and Liabilities from price risk management activities—noncurrent.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Net realized and unrealized losses on derivative transactions not designated as hedging instruments are classified in Purchased power and fuel in the consolidated statements of income and were as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Commodity contracts:
Electricity	$13	$78	$56
Natural Gas	72	28	19
Foreign currency exchange	—	1	—
Net unrealized losses and certain net realized losses presented in the table above are offset within the statement of income by the effects of regulatory accounting. Of the net loss recognized in net income for the years ended December 31, 2014, 2013, and 2012, $83 million, $120 million, and $42 million, respectively, have been offset.

Assuming no changes in market prices and interest rates, the following table presents the year in which the net unrealized loss recorded as of December 31, 2014 related to PGE’s derivative activities would be realized as a result of the settlement of the underlying derivative instrument (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
Commodity contracts:
Electricity	$50	$19	$6	$5	$5	$22	$107
Natural gas	49	44	18	3	—	—	114
Net unrealized loss	$99	$63	$24	$8	$5	$22	$221

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2014 was $216 million, for which the Company had posted $29 million in collateral, consisting primarily of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered at December 31, 2014, the cash requirement to either post as collateral or settle the instruments immediately would have been $213 million. As of December 31, 2014, PGE had posted an additional $11 million in cash collateral for derivative instruments with no credit-risk-related contingent features, which is classified as Margin deposits on the Company’s consolidated balance sheet.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Counterparties representing 10% or more of Assets and Liabilities from price risk management activities were as follows:

	As of December 31,
	2014	2013
Assets from price risk management activities:
Counterparty A	63%	53%
Counterparty B	14	6
	77%	59%
Liabilities from price risk management activities:
Counterparty C	22%	43%
Counterparty D	12	11
	34%	54%
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

Regulatory assets and liabilities consist of the following (dollars in millions):

	Weighted Average Remaining Life (1)	As of December 31,
		2014			2013
		Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management (2)	3 years	$100		$121	$36		$140
Pension and other postretirement plans (2)	(3)	—		247	—		194
Deferred income taxes (2)	(4)	—		86	—		76
Debt issuance costs (2)	8 years	—		15	—		17
Deferred capital projects	1 year	19		—	16		18
Other (5)	Various	14		25	14		19
Total regulatory assets		$133		$494	$66		$464
Regulatory liabilities:
Asset retirement removal costs (6)	(4)	$—		$804	$—		$747
Trojan decommissioning activities	2 years	23		34	—		49
Asset retirement obligations (6)	(4)	—		39	—		39
Other	Various	37		29	1		30
Total regulatory liabilities		$60	(7)	$906	$1	(7)	$865

(1)	As of December 31, 2014.

(2)	Does not include a return on investment.

(3)	Recovery expected over the average service life of employees. For additional information, see Note 2, Summary of Significant Accounting Policies.

(4)	Recovery expected over the estimated lives of the assets.

(5)	Of the total other unamortized regulatory asset balances, a return is recorded on $33 million and $16 million as of December 31, 2014 and 2013, respectively.

(6)	Included in rate base for ratemaking purposes.

(7)	Included in Accrued expenses and other current liabilities on the consolidated balance sheets.

As of December 31, 2014, PGE had regulatory assets of $63 million earning a return on investment at the following rates: i) $33 million earning a return by inclusion in rate base; ii) $19 million at PGE’s cost of debt of 5.54%; iii) $9 million at the approved rate for deferred accounts under amortization, ranging from 1.47% to 1.77%, depending on the year of approval; and iv) $2 million at PGE’s cost of capital of 7.65%.

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

Deferred capital projects represents costs related to four capital projects that were deferred for future accounting treatment pursuant to the Company’s 2011 GRC. The recovery of these project costs in customer prices began January 1, 2014.

Asset retirement removal costs represent the costs that do not qualify as AROs and are a component of depreciation expense allowed in customer prices. Such costs are recorded as a regulatory liability as they are collected in prices, and are reduced by actual removal costs incurred.

Trojan decommissioning activities represents proceeds received for the settlement of a legal matter concerning the reimbursement from the United States Department of Energy of certain monitoring costs incurred related to spent nuclear fuel at Trojan. The proceeds will be returned to customers over a three-year period beginning January 1, 2015 and offset amounts previously collected from customers in relation to Trojan decommissioning activities. To conform with the 2014 presentation, PGE reclassified tax credits to be returned to customers related to the operation of the ISFSI in the amount of $8 million from Other to Trojan decommissioning activities in the noncurrent regulatory liabilities section as of December 31, 2013 in the preceding table.

Asset retirement obligations represent the difference in the timing of recognition of i) the amounts recognized for depreciation expense of the asset retirement costs and accretion of the ARO, and ii) the amount recovered in customer prices.

NOTE 7: ASSET RETIREMENT OBLIGATIONS

AROs consist of the following (in millions):

	As of December 31,
	2014	2013
Trojan decommissioning activities	$41	$41
Utility plant	64	49
Non-utility property	11	10
Asset retirement obligations	$116	$100

Trojan decommissioning activities represents the present value of future decommissioning costs for the plant, which ceased operation in 1993. The remaining decommissioning activities primarily consist of the long-term operation and decommissioning of the ISFSI, an interim dry storage facility that is licensed by the Nuclear Regulatory Commission. The ISFSI is to house the spent nuclear fuel at the former plant site until an off-site storage facility is available. Decommissioning of the ISFSI and final site restoration activities will begin once shipment of all the spent fuel to a United States Department of Energy (USDOE) facility is complete, which is not expected prior to 2033.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

and have met all other conditions precedent. The Plaintiffs were seeking approximately $112 million in damages incurred through 2009.

A trial before the U.S. Court of Federal Claims concluded in 2012, with the U.S. Court of Federal Claims issuing a judgment awarding certain damages to the Plaintiffs. In 2013, the Plaintiffs received $70 million for the settlement of this matter. The settlement agreement also provided for a process to submit claims for allowable costs for the period 2010 through 2013, and was subsequently extended to cover 2014 through 2016. In 2014, the Plaintiffs received $9 million for costs related to 2010 through 2013. The Company will seek recovery of any costs for subsequent periods in future extensions of the agreement.

PGE has received proceeds of $50 million related to its share in this legal matter, with $44 million received in 2013 and $6 million received in 2014. Such funds were deposited into the Nuclear decommissioning trust and recorded as a regulatory liability to offset amounts previously collected in relation to Trojan decommissioning activities. In December 2014, the OPUC issued an order on the Company’s 2015 GRC, authorizing the return of the $50 million of proceeds received related to this legal matter to customers over a three-year period beginning January 1, 2015.

The ARO related to Trojan decommissioning activities is not impacted by the outcome of this legal matter because the proceeds received in connection with the settlement of this legal matter are for past Trojan decommissioning costs and this ARO reflects future Trojan decommissioning costs.

Utility plant represents AROs that have been recognized for the Company’s thermal and wind generation sites, distribution and transmission assets where disposal is governed by environmental regulation. During 2014, the Company incurred AROs totaling $8 million related to the three new generating resources: Port Westward Unit 2 (PW2), Tucannon River Wind Farm (Tucannon River), and Carty Generating Station (Carty).

In December 2014 and 2013, PGE increased its ARO related to Boardman by $7 million and $4 million, respectively, in connection with the acquisition of additional interests in Boardman, with corresponding increases in the cost basis of the plant, included in Electric utility plant, net on the consolidated balance sheet. For additional information regarding the Company’s acquisition of additional interests in Boardman, see Note 17, Jointly-owned Plant.

Non-utility property primarily represents AROs which have been recognized for portions of unregulated properties leased to third parties.

The following is a summary of the changes in the Company’s AROs (in millions):

	Years Ended December 31,
	2014	2013	2012
Balance as of beginning of year	$100	$94	$87
Liabilities incurred	15	4	—
Liabilities settled	(3)	(4)	(3)
Accretion expense	6	6	6
Revisions in estimated cash flows	(2)	—	4
Balance as of end of year	$116	$100	$94

Pursuant to regulation, the amortization of utility plant AROs is included in depreciation expense and in customer prices. Any differences in the timing of recognition of costs for financial reporting and ratemaking purposes are deferred as a regulatory asset or regulatory liability. Recovery of Trojan decommissioning costs is included in PGE’s retail prices, approximately $4 million annually, with an equal amount recorded in Depreciation and amortization expense.

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

NOTE 8: CREDIT FACILITIES

PGE has credit facilities with an aggregate capacity of $700 million as follows:

•	A $400 million revolving credit facility, which is scheduled to terminate in November 2018; and

•	A $300 million revolving credit facility, which is scheduled to terminate in December 2017.

Pursuant to the terms of the agreements, both revolving credit facilities may be used for general corporate purposes and as backup for commercial paper borrowings, and also permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. Both revolving credit facilities contain two, one-year extensions subject to approval by the banks, require annual fees based on PGE’s unsecured credit ratings, and contain customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65.0% of total capitalization. As of December 31, 2014, PGE was in compliance with this covenant with a 56.7% debt to total capital ratio.

PGE classifies any borrowings under the revolving credit facilities and outstanding commercial paper as Short-term debt in the consolidated balance sheets. As of December 31, 2014, PGE had no borrowings or commercial paper outstanding, $20 million of letters of credit issued, and an aggregate available capacity of $680 million under the revolving credit facilities.

In addition, PGE has two one-year $30 million letter of credit facilities, under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit are subject to the approval of the issuing institution. As of December 31, 2014, $56 million of letters of credit had been issued under these facilities.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Short-term borrowings under these credit facilities and related interest rates were as follows (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
Average daily amount of short-term debt outstanding	$—	$9	$4
Weighted daily average interest rate *	—%	0.4%	0.4%
Maximum amount outstanding during the year	$—	$54	$44

*	Excludes the effect of commitment fees, facility fees and other financing fees.

NOTE 9: LONG-TERM DEBT
Long-term debt consists of the following (in millions):

	As of December 31,
	2014	2013
First Mortgage Bonds, rates range from 3.46% to 9.31%, with a weighted average rate of 5.42% in 2014 and 5.62% in 2013, due at various dates through 2048	$2,075	$1,795
Unsecured term bank loans, rates range from 0.86% to 0.93%, due October 2015	305	—
Pollution Control Revenue Bonds, 5% rate, due 2033	142	148
Pollution Control Revenue Bonds owned by PGE	(21)	(27)
Total long-term debt	2,501	1,916
Less: current portion of long-term debt	(375)	—
Long-term debt, net of current portion	$2,126	$1,916

First Mortgage Bonds—During 2014, PGE issued a total of $280 million of FMBs, consisting of the following:

•	In November, issued $80 million of 3.51% Series FMBs due 2024;

•	In October, issued $100 million of 4.44% Series FMBs due 2046; and

•	In August, issued $100 million of 4.39% Series FMBs due 2045.

The Indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs.

In January 2015, the Company issued $75 million of 3.55% Series FMBs due 2030.

Unsecured term bank loans—During 2014, PGE obtained four term loans pursuant to a credit agreement in an aggregate principal amount of $305 million. The term loan interest rates are set at the beginning of the interest period for periods ranging from one- to six-months, as selected by PGE and are based on the London Interbank Offered Rate (LIBOR) plus 70 basis points, with no other fees. The credit agreement expires October 30, 2015, at which time any amounts outstanding under the term loans become due and payable. Upon the occurrence of certain events of default, the Company’s obligations under the credit agreement may be accelerated. Such events of default include payment defaults to lenders under the credit agreement, covenant defaults and other customary defaults. Interest is payable monthly on the unsecured term bank loans.

Pollution Control Revenue Bonds—In January 2014, PGE retired $6 million of Pollution Control Revenue Bonds (PCBs). The Company has the option to remarket through 2033 the $21 million of PCBs held by PGE as of December 31, 2014. At the time of any remarketing, the Company can choose a new interest rate period that could

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

be daily, weekly, or a fixed term. The new interest rate would be based on market conditions at the time of remarketing. The PCBs could be backed by FMBs or a bank letter of credit depending on market conditions. Interest is payable semi-annually on PCBs.

As of December 31, 2014, the future minimum principal payments on long-term debt are as follows (in millions):

Years ending December 31:
2015	$375
2016	67
2017	58
2018	75
2019	300
Thereafter	1,626
$2,501

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

PGE made no contributions to the pension plan in 2014, 2013, and 2012. No contributions to the pension plan are expected in 2015.

In 2014, the Company offered certain eligible participants of the pension plan the option to select a lump sum distribution. As a result of this offering, PGE made lump sum distributions totaling $16 million on July 1, 2014.

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

Trust assets and plan liabilities related to the NQBP included in PGE’s consolidated balance sheets are as follows as of December 31 (in millions):

	2014			2013
	NQBP	Other NQBP	Total	NQBP	Other NQBP	Total
Non-qualified benefit plan trust	$15	$17	$32	$16	$19	$35
Non-qualified benefit plan liabilities *	25	80	105	22	79	101

*	For the NQBP, excludes the current portion of $2 million in 2014 and in 2013, which is classified in Other current liabilities in the consolidated balance sheets.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The asset allocations for the plans, and the target allocation, are as follows:

	As of December 31,
	2014		2013
	Actual	Target *	Actual	Target *
Defined Benefit Pension Plan:
Equity securities	66%	67%	67%	67%
Debt securities	34	33	33	33
Total	100%	100%	100%	100%
Other Postretirement Benefit Plans:
Equity securities	66%	67%	58%	58%
Debt securities	34	33	42	42
Total	100%	100%	100%	100%
Non-Qualified Benefits Plans:
Equity securities	19%	13%	24%	16%
Debt securities	1	7	1	9
Insurance contracts	80	80	75	75
Total	100%	100%	100%	100%

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The fair values of the Company’s pension plan assets and other postretirement benefit plan assets by asset category are as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of December 31, 2014:
Defined Benefit Pension Plan assets:
Money market funds	$—	$6	$—	$6
Equity securities:
Domestic	$42	$146	$—	$188
International	—	171	—	171
Debt securities:
Domestic government and corporate credit	—	197	—	197
Private equity funds	—	—	29	29
	$42	$520	$29	$591
Other Postretirement Benefit Plans assets:
Money market funds	$—	$6	$—	$6
Equity securities:
Domestic	10	1	—	11
International	10	—	—	10
Debt securities—Domestic government	5	—	—	5
	$25	$7	$—	$32
As of December 31, 2013:
Defined Benefit Pension Plan assets:
Equity securities:
Domestic	$166	$19	$—	$185
International	185	—	—	185
Debt securities:
Domestic government and corporate credit	—	181	—	181
Corporate credit	14	—	—	14
Private equity funds	—	—	31	31
	$365	$200	$31	$596
Other Postretirement Benefit Plans assets:
Money market funds	$—	$10	$—	$10
Equity securities:
Domestic	8	2	—	10
International	9	—	—	9
Debt securities—Domestic government	3	—	—	3
	$20	$12	$—	$32

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Equity securities—Equity mutual fund and common stock securities are classified as Level 1 securities as pricing inputs are based on unadjusted prices in an active market. Principal markets for equity prices include published exchanges such as NASDAQ and NYSE. Mutual fund assets included in commingled trusts or separately managed accounts are classified as Level 2 securities due to pricing inputs that are not directly or indirectly observable in the marketplace.

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

Changes in the fair value of assets held by the pension plan classified as Level 3 in the fair value hierarchy, which consists of Private equity funds, were as follows (in millions):

	Years Ended December 31,
	2014	2013
Level 3 balance as of beginning of year	$31	$32
Unrealized gains, net	2	4
Realized gains (losses), net	3	(2)
Sales, net	(7)	(3)
Level 3 balance as of end of year	$29	$31

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following tables provide certain information with respect to the Company’s defined benefit pension plan, other postretirement benefits, and non-qualified benefit plans as of and for the years ended December 31, 2014 and 2013. Information related to the Other NQBP is not included in the following tables (dollars in millions):

	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2014	2013	2014	2013	2014	2013
Benefit obligation:
As of January 1	$705	$728	$77	$84	$24	$27
Service cost	15	17	2	2	—	—
Interest cost	34	30	4	3	1	1
Participants’ contributions	—	—	1	2	—	—
Actuarial (gain) loss	72	(38)	4	(9)	5	(2)
Contractual termination benefits	—	—	1	1	—	—
Benefit payments	(48)	(32)	(6)	(6)	(3)	(2)
Administrative expenses	(1)	—	—	—	—	—
As of December 31	$777	$705	$83	$77	$27	$24
Fair value of plan assets:
As of January 1	$596	$537	$32	$28	$16	$15
Actual return on plan assets	44	91	1	5	1	3
Company contributions	—	—	4	3	1	—
Participants’ contributions	—	—	1	2	—	—
Benefit payments	(48)	(32)	(6)	(6)	(3)	(2)
Administrative expenses	(1)	—	—	—	—	—
As of December 31	$591	$596	$32	$32	$15	$16
Unfunded position as of December 31	$(186)	$(109)	$(51)	$(45)	$(12)	$(8)
Accumulated benefit plan obligation as of December 31	$691	$631	N/A	N/A	$27	$24
Classification in consolidated balance sheet:
Noncurrent asset	$—	$—	$—	$—	$15	$16
Current liability	—	—	—	—	(2)	(2)
Noncurrent liability	(186)	(109)	(51)	(45)	(25)	(22)
Net liability	$(186)	$(109)	$(51)	$(45)	$(12)	$(8)
Amounts included in comprehensive income:
Net actuarial (gain) loss	$67	$(89)	$5	$(11)	$5	$(1)
Amortization of net actuarial loss	(17)	(24)	(1)	(1)	(1)	(1)
Amortization of prior service cost	—	—	(1)	(1)	—	—
	$50	$(113)	$3	$(13)	$4	$(2)
Amounts included in AOCL*:
Net actuarial loss	$236	$186	$10	$6	$13	$9
Prior service cost	—	—	1	2	—	—
	$236	$186	$11	$8	$13	$9

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Defined Benefit Pension Plan		Other Postretirement Benefits				Non-Qualified Benefit Plans
	2014	2013	2014		2013		2014	2013
Assumptions used:
Discount rate for benefit obligation	4.02%	4.84%	3.07%	-	3.46%	-	4.02%	4.84%
			4.10%		4.96%
Discount rate for benefit cost	4.84%	4.24%	3.46%	-	2.77%	-	4.84%	4.24%
			4.96%		4.13%
Weighted average rate of compensation increase for benefit obligation	3.65%	3.65%	4.58%		4.58%		N/A	N/A
Weighted average rate of compensation increase for benefit cost	3.65%	3.65%	4.58%		4.58%		N/A	N/A
Long-term rate of return on plan assets for benefit obligation	7.50%	7.50%	6.37%		6.46%		N/A	N/A
Long-term rate of return on plan assets for benefit cost	7.50%	8.25%	6.46%		5.89%		N/A	N/A

*
Amounts included in AOCL related to the Company’s defined benefit pension plan and other postretirement benefits are transferred to Regulatory assets due to the future recoverability from retail customers. Accordingly, as of the balance sheet date, such amounts are included in Regulatory assets.

Net periodic benefit cost consists of the following for the years ended December 31 (in millions):

	Defined Benefit Pension Plan			Other Postretirement Benefits			Non-Qualified Benefit Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$15	$17	$14	$2	$2	$2	$—	$—	$—
Interest cost on benefit obligation	34	30	31	4	3	3	1	1	1
Expected return on plan assets	(39)	(40)	(41)	(2)	(1)	(1)	—	—	—
Amortization of prior service cost	—	—	—	1	1	1	—	—	—
Amortization of net actuarial loss	17	24	17	1	1	1	1	1	1
Net periodic benefit cost	$27	$31	$21	$6	$6	$6	$2	$2	$2

PGE estimates that $23 million will be amortized from AOCL into net periodic benefit cost in 2015, consisting of a net actuarial loss of $20 million for pension benefits, $1 million for non-qualified benefits and $1 million for other postretirement benefits, and prior service cost of $1 million for other postretirement benefits. Amounts related to the pension and other postretirement benefits are offset with the amortization of the corresponding regulatory asset.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table summarizes the benefits expected to be paid to participants in each of the next five years and in the aggregate for the five years thereafter (in millions):

	Payments Due
	2015	2016	2017	2018	2019	2020 - 2024
Defined benefit pension plan	$35	$37	$38	$40	$41	$221
Other postretirement benefits	5	5	5	5	5	26
Non-qualified benefit plans	2	2	2	2	3	9
Total	$42	$44	$45	$47	$49	$256

All of the plans develop expected long-term rates of return for the major asset classes using long-term historical returns, with adjustments based on current levels and forecasts of inflation, interest rates, and economic growth. Also included are incremental rates of return provided by investment managers whose returns are expected to be greater than the markets in which they invest.

For measurement purposes, the assumed health care cost trend rates, which can affect amounts reported for the health care plans, were as follows:

•	For 2014, 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015, and assumed to decrease 0.5% per year thereafter, reaching 5% in 2019;

•	For 2013, 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014, and assumed to decrease 0.5% per year thereafter, reaching 5% in 2019; and

•	For 2012, 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013, and assumed to decrease 0.5% per year thereafter, reaching 5% in 2019.

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

For the majority of bargaining employees who are subject to the International Brotherhood of Electrical Workers Local 125 agreements the Company contributes an additional 1% of the employee’s base salary, whether or not the employee contributes to the 401(k) Plan.

All contributions are invested in accordance with employees’ elections, limited to investment options available under the 401(k) Plan. PGE made contributions to employee accounts of $16 million in 2014, 2013 and 2012.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 11: INCOME TAXES

Income tax expense consists of the following (in millions):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$20	$10	$16
State and local	2	—	1
	22	10	17
Deferred:
Federal	26	4	30
State and local	13	7	17
	39	11	47
Income tax expense	$61	$21	$64

The significant differences between the U.S. federal statutory rate and PGE’s effective tax rate for financial reporting purposes are as follows:

	Years Ended December 31,
	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
Federal tax credits	(11.4)	(21.8)	(11.8)
State and local taxes, net of federal tax benefit	3.9	3.4	3.5
Flow through depreciation and cost basis differences	(2.3)	2.8	2.4
Adjustment to deferred taxes for change in blended composite state tax rate	—	—	2.6
Other	0.8	(2.6)	(0.6)
Effective tax rate	26.0%	16.8%	31.1%

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Deferred income tax assets and liabilities consist of the following (in millions):

	As of December 31,
	2014	2013
Deferred income tax assets:
Employee benefits	$161	$122
Price risk management	88	71
Regulatory liabilities	48	33
Tax credits	13	51
Other	1	—
Total deferred income tax assets	311	277
Deferred income tax liabilities:
Depreciation and amortization	693	646
Regulatory assets	210	175
Total deferred income tax liabilities	903	821
Deferred income tax liability, net	$(592)	$(544)
Classification of net deferred income taxes:
Current deferred income tax asset *	$33	$42
Noncurrent deferred income tax liability	(625)	(586)
	$(592)	$(544)

* Included in Other current assets in the consolidated balance sheets.

To conform with the 2014 presentation, the Company reclassified $17 million to Regulatory liabilities from Other in the 2013 deferred income tax assets section of the preceding table.

As of December 31, 2014, PGE has federal and state tax credit carryforwards of $10 million and $3 million, respectively, which will expire at various dates from 2021 through 2036.

PGE believes that it is more likely than not that its deferred income tax assets as of December 31, 2014 and 2013 will be realized; accordingly, no valuation allowance has been recorded. As of December 31, 2014 and 2013, PGE had no unrecognized tax benefits.

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

Further guidance was issued during 2014 that clarified final regulations issued on September 13, 2013, regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property, as well as dispositions of such property and have been adopted by PGE as of the January 1, 2014 effective date. The adoption of these regulations, including the consideration of subsequent guidance, did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.

House of Representatives Bill 5771—The Tax Increase Prevention Act of 2014 was signed into law on December 19, 2014. PGE has examined the new law and while the Company intends to take advantage of some of the provisions, no provision will materially impact its consolidated financial position.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 12: EQUITY-BASED PLANS

Equity Forward Sale Agreement

PGE entered into an equity forward sale agreement (EFSA) in connection with a public offering of 11,100,000 shares of its common stock in June 2013. In connection with such public offering, the underwriters exercised their over-allotment option in full and PGE issued 1,665,000 shares of its common stock for net proceeds of $47 million. Pursuant to the terms of the EFSA, a forward counterparty borrowed 11,100,000 shares of PGE’s common stock from third parties in the open market and sold the shares to a group of underwriters for $29.50 per share, less an underwriting discount equal to $0.96 per share. The underwriters then sold the shares in a public offering. PGE receives proceeds from the sale of common stock when the EFSA is physically settled (described below), and at that time PGE issues new shares of common stock and records the proceeds in equity. Through December 31, 2014, the Company has issued 700,000 shares of its common stock pursuant to the EFSA for net proceeds of $20 million.

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

The EFSA had no initial fair value since it was entered into at the then market price of the common stock. Accordingly, PGE concluded that the EFSA was an equity instrument which does not qualify as a derivative because the EFSA was indexed to the Company’s stock. PGE anticipates settling the EFSA through physical settlement on or before June 11, 2015.

As of December 31, 2014, the Company could have physically settled the EFSA by delivering 10,400,000 shares to the forward counterparty in exchange for cash of $275 million. In addition, at December 31, 2014, the Company could have elected to make a cash settlement by paying approximately $119 million, or a net share settlement by delivering approximately 3,135,000 shares of common stock. To the extent that PGE makes a cash or net share settlement, the Company would receive no additional proceeds from the public offering.

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

Employee Stock Purchase Plan

PGE has an employee stock purchase plan (ESPP), under which a total of 625,000 shares of the Company’s common stock may be issued. The ESPP permits all eligible employees to purchase shares of PGE common stock through regular payroll deductions, which are limited to 10% of base pay. Each year, employees may purchase up to a maximum of $25,000 in common stock (based on fair value on the purchase date) or 1,500 shares, whichever is less. There are two six-month offering periods each year, January 1 through June 30 and July 1 through December 31, during which eligible employees may purchase shares of PGE common stock at a price equal to 95% of the fair value of the stock on the purchase date, the last day of the offering period. As of December 31, 2014, there were 427,021 shares available for future issuance pursuant to the ESPP.
Dividend Reinvestment and Direct Stock Purchase Plan
PGE has a Dividend Reinvestment and Direct Stock Purchase Plan (DRIP), under which a total of 2,500,000 shares of the Company’s common stock may be issued. Under the DRIP, investors may elect to buy shares of the Company’s common stock or elect to reinvest cash dividends in additional shares of the Company’s common stock. As of December 31, 2014, there were 2,481,110 shares available for future issuance pursuant to the DRIP.

NOTE 13: STOCK-BASED COMPENSATION EXPENSE

Pursuant to the Portland General Electric Company 2006 Stock Incentive Plan (the Plan), the Company may grant a variety of equity-based awards, including restricted stock units (RSUs) with time-based vesting conditions (time-based RSUs) and performance-based vesting conditions (performance-based RSUs) to non-employee directors, officers and certain key employees. Service requirements generally must be met for RSUs to vest. For each grant, the number of RSUs is determined by dividing the specified award amount for each grantee by the closing stock price on the date of grant. RSU activity is summarized in the following table:

	Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	491,404	$18.54
Granted	186,495	24.72
Forfeited	(22,947)	18.95
Vested	(214,390)	15.67
Outstanding as of December 31, 2012	440,562	22.54
Granted	183,071	29.25
Forfeited	(7,007)	27.15
Vested	(185,536)	20.20
Outstanding as of December 31, 2013	431,090	26.31
Granted	203,410	31.49
Forfeited	(12,278)	29.90
Vested	(158,329)	24.95
Outstanding as of December 31, 2014	463,893	28.96

A total of 4,687,500 shares of common stock were registered for future issuance under the Plan, of which 3,554,884 shares remain available for future issuance as of December 31, 2014.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Outstanding RSUs provide for the payment of one Dividend Equivalent Right (DER) for each stock unit. DERs represent an amount equal to dividends paid to shareholders on a share of PGE’s common stock and vest on the same schedule as the RSUs. The DERs are settled in cash (for grants to non-employee directors) or shares of PGE common stock valued either at the closing stock price on the vesting date (for performance-based RSUs) or dividend payment date (for all other grants). The cash from the settlement of the DERs for non-employee directors may be deferred under the terms of the Portland General Electric Company 2006 Outside Directors’ Deferred Compensation Plan.

Time-based RSUs vest in either equal installments over a one-year period on the last day of each calendar quarter, over a three-year period on each anniversary of the grant date, or at the end of a three-year period following the grant date. The fair value of time-based RSUs is measured based on the closing price of PGE common stock on the date of grant and charged to compensation expense on a straight-line basis over the requisite service period for the entire award. The total value of time-based RSUs vested was less than $1 million for the years ended December 31, 2014, 2013, and 2012.

Performance-based RSUs vest if performance goals are met at the end of a three-year performance period. For grants prior to March 5, 2013, such goals include return on equity relative to allowed return on equity, and regulated asset base growth. Grants on and after March 5, 2013 are based on three equally-weighted metrics: return on equity relative to allowed return on equity; regulated asset growth; and a relative total shareholder return (TSR) of PGE’s common stock as compared to the Edison Electric Institute Regulated Index (EEI Index) during the performance period. Vesting of performance-based RSUs is calculated by multiplying the number of units granted by a performance percentage determined by the Compensation and Human Resources Committee of PGE’s Board of Directors. The performance percentage is calculated based on the extent to which the performance goals are met. In accordance with the Plan, however, the committee may disregard or offset the effect of extraordinary, unusual or non-recurring items in determining results relative to these goals. Based on the attainment of the performance goals, the awards can range from zero to 150% of the grant.

For the return on equity and regulated asset base growth portions of the performance-based RSUs, fair value is measured based on the closing price of PGE common stock on the date of grant. For the TSR portion of the performance-based RSUs, fair value is determined using a Monte Carlo simulation model utilizing actual information for the common shares of PGE and its peer group for the period from the beginning of the performance period to the grant date and estimated future stock volatility over the remaining performance period. The fair value of stock-based compensation related to the TSR component of performance-based RSUs was determined using the Monte Carlo model and the following weighted average assumptions:

	2014			2013
Risk-free interest rate			0.6%			0.3%
Expected dividend yield			—%			—%
Expected term (in years)			3.0			3.0
Volatility	12.4%	-	23.0%	12.1%	-	25.1%

The fair value of performance-based RSUs is charged to compensation expense on a straight-line basis over the requisite service period for the entire award based on the number of shares expected to vest. Stock-based compensation expense was calculated assuming the attainment of performance goals that would allow the weighted average vesting of 134.2%, 117.5%, and 112.0% of awarded performance-based RSUs for 2014, 2013, and 2012, respectively, with an estimated 5% forfeiture rate.

The total value of performance-based RSUs vested was $3 million for the years ended December 31, 2014, 2013, and 2012.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Stock-based compensation was $6 million for the year ended December 31, 2014, and $4 million in 2013 and in 2012, which is included in Administrative and other expense in the consolidated statements of income. Such amounts differ from those reported in the consolidated statements of equity for Stock-based compensation due primarily to the impact from the income tax payments made on behalf of employees. The Company withholds a portion of the vested shares for the payment of income taxes on behalf of the employees. The net impact to equity from the income tax payments, partially offset by the issuance of DERs, resulted in a charge to equity of $1 million in 2014, $2 million in 2013, and $1 million in 2012, which is not included in Administrative and other expenses in the consolidated statements of income.

As of December 31, 2014, unrecognized stock-based compensation expense was $6 million, of which approximately $4 million and $2 million is expected to be expensed in 2015 and 2016, respectively. No stock-based compensation costs have been capitalized and the Plan had no material impact on cash flows for the years ended December 31, 2014, 2013, or 2012.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 14: EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the year using the treasury stock method. Potential common shares consist of: i) employee stock purchase plan shares; ii) unvested time-based and performance-based restricted stock units, along with associated dividend equivalent rights; and iii) shares issuable pursuant to the EFSA. See Note 12, Equity-based Plans, for additional information on the EFSA and its impact on earnings per share. Unvested performance-based restricted stock units and associated dividend equivalent rights are included in dilutive potential common shares only after the performance criteria has been met.

Net income attributable to PGE common shareholders is the same for both the basic and diluted earnings per share computation. The reconciliations of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Weighted average common shares outstanding—basic	78,180	76,821	75,498
Dilutive effect of potential common shares	2,314	567	149
Weighted average common shares outstanding—diluted	80,494	77,388	75,647

NOTE 15: COMMITMENTS AND GUARANTEES

Commitments

As of December 31, 2014, PGE’s estimated future minimum payments pursuant to purchase obligations for the following five years and thereafter are as follows (in millions):

	Payments Due
	2015	2016	2017	2018	2019	Thereafter	Total
Capital and other purchase commitments	$242	$21	$2	$2	$2	$74	$343
Purchased power and fuel:
Electricity purchases	179	167	140	143	143	833	1,605
Capacity contracts	27	26	6	6	5	20	90
Public utility districts	8	7	5	4	2	23	49
Natural gas	56	37	40	40	36	244	453
Coal and transportation	23	14	11	5	5	—	58
Operating leases	10	11	12	11	8	192	244
Total	$545	$283	$216	$211	$201	$1,386	$2,842

Capital and other purchase commitments—Certain commitments have been made for capital and other purchases for 2015 and beyond. Such commitments include those related to hydro licenses, upgrades to generating, distribution and transmission facilities, information systems, and system maintenance work. A large component of these commitments for 2015 are costs associated with the construction of Carty. Termination of these agreements could result in cancellation charges.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Electricity purchases and Capacity contracts—PGE has power purchase contracts with counterparties, which expire at varying dates through 2049, and power capacity contracts through 2019. In addition to the power purchase contracts with counterparties presented in the table, PGE has power sale contracts with counterparties of approximately $43 million that settle as follows: $14 million in 2015; $11 million in 2016 and 2017; and $7 million in 2018.

Public utility districts—PGE has long-term power purchase agreements with certain public utility districts in the state of Washington and with the City of Portland, Oregon. Under the agreements, the Company is required to pay its proportionate share of the operating and debt service costs of the hydroelectric projects whether or not they are operable. The future minimum payments for the public utility districts in the preceding table reflect the principal payment only and do not include interest, operation, or maintenance expenses. Selected information regarding these projects is summarized as follows (dollars in millions):

	Revenue Bonds as of December 31, 2014	PGE’s Share as of December 31, 2014		Contract Expiration	PGE Cost, including Debt Service
		Output	Capacity		2014	2013	2012
			(in MW)
Priest Rapids and Wanapum	$1,102	8.6%	163	2052	$14	$14	$14
Wells	215	19.4	150	2018	10	10	10
Portland Hydro	4	100.0	36	2017	4	4	4

The agreements for Priest Rapids and Wanapum and Wells provide that, should any other purchaser of output default on payments as a result of bankruptcy or insolvency, PGE would be allocated a pro rata share of the output and operating and debt service costs of the defaulting purchaser. For Wells, PGE would be allocated up to a cumulative maximum of 25% of the defaulting purchaser’s percentage. For Priest Rapids and Wanapum, PGE would be allocated up to a cumulative maximum that would not adversely affect the tax exempt status of any outstanding debt.

Natural gas—PGE has agreements for the purchase and transportation of natural gas from domestic and Canadian sources for its natural gas-fired generating facilities. The Company also has a natural gas storage agreement for the purpose of fueling the Company’s natural gas-fired generating plants (Port Westward Unit 1 (PW1), PW2 and Beaver).

Coal and transportation—PGE has coal and related rail transportation agreements with take-or-pay provisions related to Boardman, which expire at various dates through 2020.

Operating leases—PGE has various operating leases associated with its headquarters and certain of its production, transmission, and support facilities. The majority of the future minimum operating lease payments presented in the table consist of i) the corporate headquarters lease, which expires in 2018, but includes renewal period options through 2043, and ii) the Port of St. Helens land lease, where PW1, PW2 and Beaver are located, which expires in 2096. Rent expense was $11 million in 2014, $9 million in 2013, and $10 million in 2012.

The future minimum operating lease payments presented is net of sublease income of: $3 million in 2015; $2 million in 2016; and $1 million in 2017, 2018 and 2019. Sublease income was $3 million in 2014, 2013 and 2012.

Guarantees

PGE enters into financial agreements and power and natural gas purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of December 31, 2014, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the consolidated balance sheets with respect to these indemnities.

NOTE 16: VARIABLE INTEREST ENTITIES

PGE has determined that as of December 31, 2014 it is the primary beneficiary of two VIEs (three as of December 31, 2013), and, therefore, consolidates the VIEs within the Company’s consolidated financial statements. Such arrangements were formed for the sole purpose of designing, developing, constructing, owning, maintaining, operating and financing photovoltaic solar power facilities located on real property owned by third parties, and selling the energy generated by the facilities. The Company is the Managing Member and a financial institution is the Investor Member in each of the Limited Liability Companies (LLCs), holding equity interests of less than 1% and more than 99%, respectively, in each entity. PGE has determined that its interests in these VIEs contain the obligation to absorb the variability of the entities that could potentially be significant to the VIEs, and the Company has the power to direct the activities that most significantly affect the entities’ economic performance.

Determining whether PGE is the primary beneficiary of a VIE is complex, subjective and requires the use of judgments and assumptions. Significant judgments and assumptions made by PGE in determining it is the primary beneficiary of these LLCs include the following: i) PGE has the experience to own and operate electric generating facilities and is authorized to operate the LLCs pursuant to the operating agreements, and, therefore, PGE has control over the most significant activities of the LLCs; ii) PGE expects to own 100% of the LLCs shortly after five years have elapsed from when the facility was placed in service, at which time the facilities will have approximately 75% of their estimated useful life remaining; and iii) based on projections prepared in accordance with the operating agreements, PGE expects to absorb a majority of any expected losses of the LLCs.

Included in PGE’s consolidated balance sheets as of December 31, 2014 and 2013 are LLC net assets of $4 million and $5 million, respectively, primarily comprised of Electric utility plant, and includes Cash and cash equivalents of $1 million as of December 31, 2013. These assets can only be used to settle the obligations of the consolidated VIEs and their creditors have no recourse to the general credit of PGE.

In January 2015, PGE acquired the equity interest held by the Investor Member of one of the LLCs pursuant to the terms of the operating agreement. The transaction did not have a significant impact to the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

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

In 1985, PGE sold a 15% undivided interest in Boardman and a 10.714% undivided interest in the Company’s share of the Pacific Northwest Intertie transmission line (jointly, the Facility Assets) to an unrelated third party (Purchaser). Under terms of the original 1985 agreements, on December 31, 2013, PGE acquired the Facility Assets from the Purchaser in exchange for $1 from the Purchaser. PGE assumed responsibility for the ARO related to that 15% interest in Boardman in the amount of $7 million. The acquisition of the 15% interest in Boardman increased the Company’s ownership share from 65% to 80% on December 31, 2013. Such transaction is non-cash and is excluded from investing activities in the consolidated statement of cash flows for the year ended December 31, 2013.

On December 31, 2014, PGE acquired an additional 10% interest in Boardman from another co-owner, whereby the Company received net cash of $8 million from the co-owner to assume the net liabilities associated with the ownership of this 10% interest. In connection with this transaction, PGE recorded Electric utility plant of $7 million, inventory of $4 million, an ARO of $7 million, a regulatory liability of $6 million to be returned to customers in 2015 and 2016, a regulatory liability of $4 million related to future additional decommissioning and environmental costs, and deferred revenue of $2 million. The acquisition of the 10% interest in Boardman increased the Company’s ownership share from 80% to 90%.

As of December 31, 2014, PGE had the following investments in jointly-owned plant (dollars in millions):

	PGE Share	In-service Date			Plant In-service	Accumulated Depreciation*	Construction Work In Progress
Boardman	90.00%	1980			$510	$350	$—
Colstrip	20.00	1986			520	334	2
Pelton/Round Butte	66.67	1958	/	1964	237	55	8
Total					$1,267	$739	$10

*	Excludes AROs and accumulated asset retirement removal costs.

NOTE 18: CONTINGENCIES

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

A loss contingency will also be disclosed when it is reasonably possible that an asset has been impaired or a liability incurred if the estimate or range of potential loss is material. If a probable or reasonably possible loss cannot be reasonably estimated, then the Company i) discloses an estimate of such loss or the range of such loss, if the Company is able to determine such an estimate, or ii) discloses that an estimate cannot be made and the reasons.

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

On October 2, 2014, the Oregon Supreme Court, in a unanimous decision, affirmed the February 6, 2013 Oregon Court of Appeals decision that upheld the OPUC’s 2008 Order. On January 15, 2015, the Oregon Supreme Court denied the plaintiffs petition seeking reconsideration of the October 2, 2014 decision.

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

PGE believes that the October 2, 2014 Oregon Supreme Court decision has reduced the risk of a loss to the Company in excess of the amounts previously recorded and discussed above. However, because the class actions remain pending, management believes that it is still reasonably possible that such a loss to the Company could result. As these matters involve unsettled legal theories and have a broad range of potential outcomes, sufficient information is currently not available to determine the amount of any such loss, or to estimate a range of potential loss.

Pacific Northwest Refund Proceeding

In 2001, the FERC called for a hearing to explore whether there may have been unjust and unreasonable charges for spot market sales of electricity in the Pacific Northwest from December 25, 2000 through June 20, 2001 (Pacific

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Northwest Refund proceeding). During that period, PGE both sold and purchased electricity in the Pacific Northwest. Upon appeal of the decision to the U.S. Ninth Circuit Court of Appeals (Ninth Circuit), the Ninth Circuit remanded the case to the FERC to, among other things, address market manipulation evidence in detail and account for the evidence in any future orders regarding the award or denial of refunds in the proceedings.

In response to the Ninth Circuit remand, the FERC issued several procedural orders that established an evidentiary hearing, defined the scope of the hearing, and described the burden of proof that must be met to justify abrogation of the contracts at issue and the imposition of refunds. The orders held that the Mobile-Sierra public interest standard governs challenges to the bilateral contracts at issue in this proceeding, and the strong presumption under Mobile-Sierra that the rates charged under each contract are just and reasonable would have to be specifically overcome either by: i) a showing that a respondent had violated a contract or tariff and that the violation had a direct connection to the rate charged under the applicable contract; or ii) a showing that the contract rate at issue imposed an excessive burden or seriously harmed the public interest. The FERC also expanded the scope of the hearing to allow parties to pursue refunds for transactions between January 1, 2000 and December 24, 2000 under Section 309 of the Federal Power Act by showing violations of a filed tariff or rate schedule of a statutory requirement. The FERC directed the presiding judge, if necessary, to determine a refund methodology and to calculate refunds, but held that a market-wide remedy was not appropriate, given the bilateral contract nature of the Pacific Northwest spot markets. Refund claimants have filed petitions for appeal of these procedural orders with the Ninth Circuit.

Pursuant to a FERC-ordered settlement process, the Company received notice of two claims and reached agreements to settle both claims for an immaterial amount. The FERC approved both settlements during 2012.

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

The above-referenced settlements resulted in a release of the Company as a named respondent in the first phase of the remand proceedings, which are limited to initial and direct claims for refunds, but there remains a possibility that additional claims related to this matter could be asserted against the Company in a subsequent phase of the proceeding if refunds are ordered against some or all of the current respondents.

During the first phase of the remand hearing, now completed, two sets of refund proponents, the City of Seattle, Washington (Seattle) and various California parties on behalf of CERS, presented cases alleging that multiple respondents had engaged in unlawful activities and caused severe financial harm that justified the imposition of refunds. After conclusion of the hearing, the presiding Administrative Law Judge issued an Initial Decision on March 28, 2014 finding: i) that Seattle did not carry its Mobile-Sierra burden with respect to its refund claims against any of its respondent sellers; and ii) that the California representatives of CERS did not carry their Mobile-Sierra burden with respect to one of the two CERS’ respondents, but that CERS had produced evidence that the remaining CERS respondent had engaged in unlawful activity in the implementation of multiple transactions and bad faith in the formation of as many as 119 contracts. The Administrative Law Judge scheduled a second phase of the hearing to commence after a final FERC decision on the Initial Decision. The Administrative Law Judge determined that in the second phase the remaining respondent will have an opportunity to produce additional evidence as to why its transactions should be considered legitimate and why refunds should not be ordered. The findings in the Initial Decision are subject to further FERC action. If the FERC requires one or more respondents to make refunds, it is possible that such respondent(s) will attempt to recover similar refunds from their suppliers, including the Company.

Management believes that this matter could result in a loss to the Company in future proceedings. However, management cannot predict whether the FERC will order refunds from any of the current respondents, which

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

DEQ Investigation of Downtown Reach

The Oregon Department of Environmental Quality (DEQ) has executed a memorandum of understanding with the EPA to administer and enforce clean-up activities for portions of the Willamette River that are upriver from the Portland Harbor Superfund site (the Downtown Reach). In January 2010, the DEQ issued an order requiring PGE to perform an investigation of certain portions of the Downtown Reach. PGE completed this investigation in December 2011 and entered into a consent order with the DEQ in July 2012 to conduct a feasibility study of alternatives for remedial action for the portions of the Downtown Reach that were included within the scope of PGE’s investigation. The draft feasibility study report, which describes possible remediation alternatives that range in estimated cost from $3 million to $8 million, was submitted to the DEQ in February 2014. Following the DEQ’s evaluation of the draft feasibility study, PGE submitted a final feasibility study to the DEQ in September 2014. The estimated costs in the final feasibility study did not differ significantly from those in the draft feasibility study. Using the Company’s best estimate of the probable cost for the remediation effort from the set of alternatives provided in the feasibility study report, PGE has a $3 million reserve for this matter as of December 31, 2014.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Based on the available evidence of previous rate recovery of incurred environmental remediation costs for PGE, as well as for other utilities operating within the same jurisdiction, the Company has concluded that the estimated cost of $3 million to remediate the Downtown Reach is probable of recovery. As a result, the Company also has a regulatory asset of $3 million for future recovery in prices as of December 31, 2014. The Company included recovery of the regulatory asset in its 2015 GRC filed with the OPUC. The final order issued by the OPUC in the 2015 GRC includes revenues to offset the amortization of the regulatory asset over a two year period beginning January 1, 2015.
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

On May 3, 2013, the defendants filed a motion to dismiss 36 of 39 claims alleged in the complaint. In September 2013, the plaintiffs filed a motion for partial summary judgment regarding the appropriate method of calculating emissions increases. Also in September 2013, the plaintiffs filed an amended complaint that withdrew Title V and opacity claims, added claims associated with two 2011 projects, and expanded the scope of certain claims to encompass approximately 40 additional projects. In July 2014, the court denied the defendants’ motion to dismiss and the plaintiffs’ motion for partial summary judgment.

On August 27, 2014, the plaintiffs filed a second amended complaint to which the defendants’ response was filed on September 26, 2014. The second amended complaint continues to seek injunctive relief, declaratory relief, and civil penalties for alleged violations of the federal Clean Air Act. The plaintiffs state in the second amended complaint that it was filed, in part, to comply with the court’s ruling on the defendants’ motion to dismiss and plaintiffs’ motion for partial summary judgment. Discovery in this matter is ongoing with trial now scheduled for November 2015.

Management believes that it is reasonably possible that this matter could result in a loss to the Company. However, due to the uncertainties concerning this matter, PGE cannot predict the outcome or determine whether it would have a material impact on the Company.

Oregon Tax Court Ruling

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

QUARTERLY FINANCIAL DATA
(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share amounts)
2014
Revenues, net	$493	$423	$484	$500
Income from operations	98	58	65	72
Net income	58	35	38	43
Net income attributable to Portland General Electric Company	58	35	39	43
Earnings per share: (1)
Basic	0.74	0.44	0.48	0.57
Diluted	0.73	0.43	0.47	0.55
2013
Revenues, net	$473	$403	$435	$499
Income (loss) from operations (2)	87	(11)	53	77
Net income (loss) (2)	48	(22)	31	47
Net income (loss) attributable to Portland General Electric Company (2)	49	(22)	31	47
Earnings (loss) per share—basic and diluted (1) (2)	0.65	(0.29)	0.40	0.59

(1)	Earnings per share are calculated independently for each period presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year.

(2)
The quarter ended June 30 includes $52 million of costs expensed related to the Company’s Cascade Crossing Transmission Project and a refund of revenues of $9 million related to the cumulative over-billing of an industrial customer since 2009. For information regarding these matters, see “Electric Utility Plant” in Note 2, Summary of Significant Accounting Policies, and “Customer Billing Matter” in Note 1, Basis of Presentation, respectively, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report pursuant to Rule 13a-15(c) under the Exchange Act. Management’s assessment was based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting, as of December 31, 2014, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who audits the Company’s consolidated financial statements, as stated in their report included in Item 8.—“Financial Statements and Supplementary Data,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2014.

(c)     Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated herein by reference to the relevant information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Proposal 1: Election of Directors,” and “Executive Officers” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on May 6, 2015.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the relevant information under the captions “Corporate Governance—Non-Employee Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation and Human Resources Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on May 6, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the relevant information under the captions “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Equity Compensation Plans,” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on May 6, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on May 6, 2015.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the relevant information under the captions “Principal Accountant Fees and Services” and “Pre-Approval Policy for Independent Auditor Services” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on May 6, 2015.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)    Exhibit Listing

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1*	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (Form 8-K filed May 9, 2014, Exhibit 3.1).
3.2*	Tenth Amended and Restated Bylaws of Portland General Electric Company (Form 8-K filed May 9, 2014, Exhibit 3.2).
(4)	Instruments defining the rights of security holders, including indentures
4.1*	Portland General Electric Company Indenture of Mortgage and Deed of Trust dated July 1, 1945 (Form 8, Amendment No. 1 dated June 14, 1965) (File No. 001-05532-99).
4.2*	Fortieth Supplemental Indenture dated October 1, 1990 (Form 10-K for the year ended December 31, 1990, Exhibit 4) (File No. 001-05532-99).
4.3*	Fifty-sixth Supplemental Indenture dated May 1, 2006 (Form 8-K filed May 25, 2006, Exhibit 4.1)(File No. 001-05532-99).
4.4*	Fifty-seventh Supplemental Indenture dated December 1, 2006 (Form 8-K filed December 22, 2006, Exhibit 4.1) (File No. 001-05532-99).
4.5*	Fifty-eighth Supplemental Indenture dated April 1, 2007 (Form 8-K filed April 12, 2007, Exhibit 4.1) (File No. 001-05532-99).
4.6*	Fifty-ninth Supplemental Indenture dated October 1, 2007 (Form 8-K filed October 5, 2007, Exhibit 4.1) (File No. 001-05532-99).
4.7*	Sixtieth Supplemental Indenture dated April 1, 2008 (Form 8-K filed April 17, 2008, Exhibit 4.1) (File No. 001-05532-99).
4.8*	Sixty-first Supplemental Indenture dated January 15, 2009 (Form 8-K filed January 16, 2009, Exhibit 4.1) (File No. 001-05532-99).
4.9*	Sixty-second Supplemental Indenture dated April 1, 2009 (Form 8-K filed April 16, 2009, Exhibit 4.1) (File No. 001-05532-99).
4.10*	Sixty-third Supplemental Indenture dated November 1, 2009 (Form 8-K filed November 4, 2009, Exhibit 4.1) (File No. 001-05532-99).
4.11*	Sixty-seventh Supplemental Indenture dated June 15, 2013 (Form 8-K filed June 27, 2013, Exhibit 4.1).
4.12*	Sixty-eighth Supplemental Indenture dated October 15, 2013 (Form S-3 filed November 12, 2013, Exhibit 4.13).
4.13*	Sixty-ninth Supplemental Indenture dated August 1, 2014 (Form 8-K filed October 17, 2014, Exhibit 4.1).
4.14	Seventieth Supplemental Indenture dated January 1, 2015.

Exhibit Number	Description
(10)	Material Contracts
10.1*
Credit Agreement dated May 7, 2014, between Portland General Electric Company, Wells Fargo Bank, National Association, as Administrative Agent, and JPMorgan Chase Bank, N.A., U.S. Bank National Association, and Bank of America, N.A. (Form 8-K filed May 9, 2014, Exhibit 10.1).

10.2*
Credit Agreement dated November 14, 2012, between Portland General Electric Company, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as Co-Syndication Agents, and a group of lenders (Form 10-K filed February 22, 2013, Exhibit 10.1).

10.3*
Credit Agreement dated December 8, 2011, between Portland General Electric Company, Bank of America, N.A., as Administrative Agent, Barclays Capital, as Syndication Agent, and a group of lenders (Form 10-K filed February 24, 2012, Exhibit 10.3).

10.4*
First Amendment dated April 10, 2012 to Credit Agreement dated December 8, 2011, between Portland General Electric Company, Bank of America, N.A., as Administrative Agent, and a group of lenders (Form 10-K filed February 22, 2013, Exhibit 10.3).

10.5*
Second Amendment dated October 31, 2012 to Credit Agreement dated December 8, 2011, between Portland General Electric Company, Bank of America, N.A., as Administrative Agent, and a group of lenders (Form 10-K filed February 22, 2013, Exhibit 10.4).

10.6*
Third Amendment dated January 7, 2013 to Credit Agreement dated December 8, 2011, between Portland General Electric Company, Bank of America, N.A., as Administrative Agent, and a group of lenders (Form 10-K filed February 22, 2013, Exhibit 10.5).

10.7*	Confirmation of Forward Sale Transaction dated June 11, 2013 between Portland General Electric Company and Barclays Bank PLC (Form 8-K filed June 17, 2013, Exhibit 10.1).
10.8*	First Amendment to Confirmation Agreement dated June 25, 2013 between Portland General Electric Company and Barclays Bank PLC (Form 10-Q filed August 2, 2013, Exhibit 10.2).
10.9*	Transfer Agreement between BA Leasing BSC, LLC, as Transferor, and Portland General Electric Company, as Transferee, dated December 18, 2013 (Form 10-K filed February 14, 2014, Exhibit 10.8).
10.10*	Portland General Electric Company Severance Pay Plan for Executive Employees dated June 15, 2005 (Form 8-K filed June 20, 2005, Exhibit 10.1) (File No. 001-05532-99). +
10.11*	Portland General Electric Company Outplacement Assistance Plan dated June 15, 2005 (Form 8-K filed June 20, 2005, Exhibit 10.2) (File No. 001-05532-99). +
10.12*	Portland General Electric Company 2005 Management Deferred Compensation Plan dated January 1, 2005 (Form 10-K filed March 11, 2005, Exhibit 10.18) (File No. 001-05532-99). +
10.13*	Portland General Electric Company Management Deferred Compensation Plan dated March 12, 2003 (Form 10-Q filed May 15, 2003, Exhibit 10.1) (File No. 001-05532-99). +
10.14*	Portland General Electric Company Supplemental Executive Retirement Plan dated March 12, 2003 (Form 10-Q filed May 15, 2003, Exhibit 10.2) (File No. 001-05532-99). +
10.15*	Portland General Electric Company Senior Officers’ Life Insurance Benefit Plan dated March 12, 2003 (Form 10-Q filed May 15, 2003, Exhibit 10.3) (File No. 001-05532-99). +
10.16*	Portland General Electric Company Umbrella Trust for Management dated March 12, 2003 (Form 10-Q filed May 15, 2003, Exhibit 10.4) (File No. 001-05532-99). +
10.17*	Portland General Electric Company 2006 Stock Incentive Plan, as amended (Form 10-K filed February 27, 2008, Exhibit 10.23) (File No. 001-05532-99). +
10.18*	Portland General Electric Company 2006 Annual Cash Incentive Master Plan (Form 8-K filed March 17, 2006, Exhibit 10.1) (File No. 001-05532-99). +
10.19*	Portland General Electric Company 2006 Outside Directors’ Deferred Compensation Plan (Form 8-K filed May 17, 2006, Exhibit 10.1) (File No. 001-05532-99). +
10.20*	Portland General Electric Company 2008 Annual Cash Incentive Master Plan for Executive Officers (Form 8-K filed February 26, 2008, Exhibit 10.1) (File No. 001-05532-99). +
10.21*	Form of Portland General Electric Company Agreement Concerning Indemnification and Related Matters (Form 8-K filed December 24, 2009, Exhibit 10.1) (File No. 001-05532-99). +
10.22*	Form of Portland General Electric Company Agreement Concerning Indemnification and Related Matters for Officers and Key Employees (Form 8-K filed February 19, 2010, Exhibit 10.1). +
10.23*	Form of Directors’ Restricted Stock Unit Agreement (Form 8-K filed July 14, 2006, Exhibit 10.1) (File No. 001-05532-99). +

Exhibit Number	Description
10.24*	Form of Officers’ and Key Employees’ Performance Stock Unit Agreement (Form 10-Q filed May 3, 2012, Exhibit 10.1) (File No. 001-05532-99). +
10.25*	Employment Agreement dated and effective May 6, 2008 between Stephen M. Quennoz and Portland General Electric Company (Form 10-Q filed May 7, 2008, Exhibit 10.3). +
(12)	Statements Re Computation of Ratios
12.1	Computation of Ratio of Earnings to Fixed Charges.
(23)	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
(32)	Section 1350 Certifications
32.1	Certifications of Chief Executive Officer and Chief Financial Officer.
(101)	Interactive Data File
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated by reference as indicated.

+	Indicates a management contract or compensatory plan or arrangement.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2015.

PORTLAND GENERAL ELECTRIC COMPANY

By:	/s/ JAMES J. PIRO
James J. Piro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 12, 2015.

Signature	Title

/s/ JAMES J. PIRO	President, Chief Executive Officer, and Director (principal executive officer)
James J. Piro

/s/ JAMES F. LOBDELL	Senior Vice President of Finance, Chief Financial Officer, and Treasurer (principal financial and accounting officer)
James F. Lobdell

/s/ JOHN W. BALLANTINE	Director
John W. Ballantine

/s/ RODNEY L. BROWN, JR.	Director
Rodney L. Brown, Jr.

/s/ JACK E. DAVIS	Director
Jack E. Davis

/s/ DAVID A. DIETZLER	Director
David A. Dietzler

/s/ KIRBY A. DYESS	Director
Kirby A. Dyess

/s/ MARK B. GANZ	Director
Mark B. Ganz

/s/ KATHRYN J. JACKSON	Director
Kathryn J. Jackson

/s/ NEIL J. NELSON	Director
Neil J. Nelson

/s/ M. LEE PELTON	Director
M. Lee Pelton

/s/ CHARLES W. SHIVERY	Director
Charles W. Shivery