Form 10-Q
period 2015-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2015-04-28
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Number of shares of common stock outstanding as of April 22, 2015 is 78,344,941 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues, net	$473	$493
Operating expenses:
Purchased power and fuel	161	184
Generation, transmission and distribution	62	54
Administrative and other	60	54
Depreciation and amortization	75	75
Taxes other than income taxes	30	28
Total operating expenses	388	395
Income from operations	85	98
Interest expense, net	30	25
Other income (expense):
Allowance for equity funds used during construction	4	6
Miscellaneous income (expense), net	1	(1)
Other income, net	5	5
Income before income tax expense	60	78
Income tax expense	10	20
Net income and Comprehensive income	$50	$58

Weighted-average shares outstanding (in thousands):
Basic	78,271	78,992
Diluted	81,466	80,156

Earnings per share:
Basic	$0.64	$0.74
Diluted	$0.62	$0.73

Dividends declared per common share	$0.280	$0.275

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$27	$127
Accounts receivable, net	129	149
Unbilled revenues	75	93
Inventories	95	82
Regulatory assets—current	125	133
Other current assets	133	115
Total current assets	584	699
Electric utility plant, net	5,789	5,679
Regulatory assets—noncurrent	545	494
Nuclear decommissioning trust	90	90
Non-qualified benefit plan trust	34	32
Other noncurrent assets	49	48
Total assets	$7,091	$7,042

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	March 31, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$137	$156
Liabilities from price risk management activities—current	107	106
Current portion of long-term debt	322	375
Accrued expenses and other current liabilities	243	236
Total current liabilities	809	873
Long-term debt, net of current portion	2,134	2,126
Regulatory liabilities—noncurrent	911	906
Deferred income taxes	636	625
Unfunded status of pension and postretirement plans	239	237
Liabilities from price risk management activities—noncurrent	176	122
Asset retirement obligations	119	116
Non-qualified benefit plan liabilities	106	105
Other noncurrent liabilities	22	21
Total liabilities	5,152	5,131
Commitments and contingencies (see notes)
Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, no par value, 160,000,000 shares authorized; 78,344,691 and 78,228,339 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	918	918
Accumulated other comprehensive loss	(7)	(7)
Retained earnings	1,028	1,000
Total equity	1,939	1,911
Total liabilities and equity	$7,091	$7,042

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$50	$58
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75	75
Increase (decrease) in net liabilities from price risk management activities	53	(19)
Regulatory deferrals—price risk management activities	(53)	19
Deferred income taxes	10	15
Pension and other postretirement benefits	9	8
Allowance for equity funds used during construction	(4)	(6)
Regulatory deferral of settled derivative instruments	2	5
Decoupling mechanism deferrals, net of amortization	(3)	(4)
Other non-cash income and expenses, net	6	7
Changes in working capital:
Decrease in accounts receivable and unbilled revenues	37	14
(Increase) decrease in inventories	(13)	2
Increase in margin deposits, net	(9)	(8)
Decrease in accounts payable and accrued liabilities	(1)	(6)
Other working capital items, net	(20)	(15)
Cash received to be returned to customers pursuant to the Residential Exchange Program	1	15
Other, net	(6)	(2)
Net cash provided by operating activities	134	158
Cash flows from investing activities:
Capital expenditures	(178)	(185)
Sales tax refund received related to Tucannon River Wind Farm	12	—
Sales of nuclear decommissioning trust securities	4	6
Purchases of nuclear decommissioning trust securities	(5)	(6)
Proceeds from sale of property	—	4
Other, net	—	2
Net cash used in investing activities	(167)	(179)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$75	$—
Payments on long-term debt	(120)	—
Dividends paid	(22)	(22)
Net cash used in financing activities	(67)	(22)
Decrease in cash and cash equivalents	(100)	(43)
Cash and cash equivalents, beginning of period	127	107
Cash and cash equivalents, end of period	$27	$64

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$14	$10
Non-cash investing and financing activities:
Accrued capital additions	62	69
Accrued dividends payable	22	22

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity in the state of Oregon. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to obtain reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. PGE’s corporate headquarters are located in Portland, Oregon and its approximately 4,000 square mile, state-approved service area allocation is located entirely within the state of Oregon, encompassing 52 incorporated cities, of which Portland and Salem are the largest. As of March 31, 2015, PGE served 844,393 retail customers with a service area population of approximately 1.8 million, comprising approximately 46% of the state’s population.

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

To conform with the 2015 presentation, PGE has separately presented Decrease in inventories of $2 million from Other working capital items, net in the operating activities section of the condensed consolidated statement of cash flows for the three months ended March 31, 2014.

The financial information included herein for the three months ended March 31, 2015 and 2014 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated statements of income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs may not be reflective of amounts to be recognized for a full year. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and natural gas, interim financial results do not necessarily represent those to be expected for the year. The financial information as of December 31, 2014 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 13, 2015, which should be read in conjunction with such condensed consolidated financial statements.

Comprehensive Income

PGE had no material components of other comprehensive income to report for the three months ended March 31, 2015 and 2014.

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

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The provisions of ASU 2015-03 are effective for fiscal years beginning after December 15, 2015, or January 1, 2016 for PGE, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The provisions should be applied on a retrospective basis. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle, which includes: i) the nature of and reason for the change in accounting principle; ii) the transition method; iii) a description of the prior-period information that has been retrospectively adjusted; and iv) the effect of the change on the financial statement line items. The adoption of the provisions of ASU 2015-03 is not expected to have a material impact on PGE’s consolidated financial position, consolidated results of operation, or consolidated cash flows.

NOTE 2: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable is net of an allowance for uncollectible accounts of $7 million and $6 million as of March 31, 2015 and December 31, 2014, respectively.

The activity in the allowance for uncollectible accounts is as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Balance as of beginning of period	$6	$6
Provision, net	2	2
Amounts written off, less recoveries	(1)	(1)
Balance as of end of period	$7	$7

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

Other Current Assets

Other current assets consist of the following (in millions):

	March 31, 2015	December 31, 2014
Prepaid expenses	$58	$39
Current deferred income tax asset	33	33
Margin deposits	20	11
Accrued sales tax refund related to Tucannon River Wind Farm	11	23
Assets from price risk management activities	7	6
Other	4	3
Other current assets	$133	$115

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	March 31, 2015	December 31, 2014
Electric utility plant	$8,251	$8,161
Construction work-in-progress	478	417
Total cost	8,729	8,578
Less: accumulated depreciation and amortization	(2,940)	(2,899)
Electric utility plant, net	$5,789	$5,679

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $200 million and $191 million as of March 31, 2015 and December 31, 2014, respectively. Amortization expense related to intangible assets was $9 million and $6 million for the three months ended March 31, 2015 and 2014, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	March 31, 2015			December 31, 2014
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$100		$174	$100		$121
Pension and other postretirement plans	—		242	—		247
Deferred income taxes	—		87	—		86
Debt issuance costs	—		15	—		15
Deferred capital projects	14		—	19		—
Other	11		27	14		25
Total regulatory assets	$125		$545	$133		$494
Regulatory liabilities:
Asset retirement removal costs	$—		$813	$—		$804
Trojan decommissioning activities	22		29	23		34
Asset retirement obligations	—		40	—		39
Other	37		29	37		29
Total regulatory liabilities	$59	*	$911	$60	*	$906

*	Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	March 31, 2015	December 31, 2014
Regulatory liabilities—current	$59	$60
Accrued employee compensation and benefits	39	51
Accrued interest payable	40	26
Accrued dividends payable	22	23
Accrued taxes payable	26	22
Other	57	54
Total accrued expenses and other current liabilities	$243	$236

Credit Facilities

During the first quarter of 2015, PGE determined that a $500 million aggregate revolving credit facility capacity would be sufficient to meet its liquidity needs and accordingly, in March 2015, reduced its aggregate revolving credit capacity from $700 million to $500 million. As of March 31, 2015, PGE has a $500 million revolving credit facility, which is scheduled to expire in November 2019.

Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes and as backup for commercial paper borrowings, and also permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

variable interest rate for any period up to the then remaining term of the credit facility. The revolving credit facility contains provisions for two, one-year extensions subject to approval by the banks, requires annual fees based on PGE’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of March 31, 2015, PGE was in compliance with this covenant with a 55.9% debt-to-total capital ratio.

PGE classifies any borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets. As of March 31, 2015, PGE had no borrowings or commercial paper outstanding, $46 million of letters of credit issued, and an aggregate available capacity under the credit facility of $454 million.

In addition, PGE has two $30 million letter of credit facilities, under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit are subject to the approval of the issuing institution. As of March 31, 2015, $58 million of letters of credit had been issued under these facilities.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility.

Pursuant to an order issued by the Federal Energy Regulatory Commission (FERC), the Company is authorized to issue short-term debt up to $900 million through February 6, 2016. The authorization provides that if utility assets financed by unsecured debt are divested, then a proportionate share of the unsecured debt must also be divested.

Long-term Debt

During the first quarter of 2015, PGE had the following long-term debt transactions:

•	Issued $75 million of 3.55% Series of First Mortgage Bonds (FMBs) due 2030 in January;

•	Repaid $70 million of 3.46% Series FMBs in January; and

•	Repaid $50 million of long-term bank loans in March.

On April 22, 2015, PGE agreed with certain institutional investors to issue and sell $70 million of new FMBs under a private placement. The FMBs will have an interest rate of 3.50% and mature in 2035. The transaction is expected to close and fund on May 19, 2015. In addition, on May 21, 2015, the Company will redeem its $67 million of 6.80% Series FMBs, due January 15, 2016.

Pension and Other Postretirement Benefits

Components of net periodic benefit cost are as follows for the three months ended March 31 (in millions):

	Defined Benefit Pension Plan		Other Postretirement Benefits
	2015	2014	2015	2014
Service cost	$4	$4	$1	$—
Interest cost	8	9	1	1
Expected return on plan assets	(10)	(10)	—	—
Amortization of net actuarial loss	5	4	—	—
Net periodic benefit cost	$7	$7	$2	$1

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate fair value as of March 31, 2015 and December 31, 2014, and then classifies these financial assets and liabilities based on a fair value hierarchy. The fair value hierarchy is used to prioritize the inputs to the valuation techniques used to measure fair value. These three levels and application to the Company are discussed below.

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

PGE recognizes transfers between levels in the fair value hierarchy as of the end of the reporting period for all its financial instruments. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels during the three months ended March 31, 2015 and 2014, except those transfers from Level 3 to Level 2 presented in this note.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust: (1)
Money market funds	$—	$65	$—	$65
Debt securities:
Domestic government	4	10	—	14
Corporate credit	—	11	—	11
Non-qualified benefit plan trust: (2)
Equity Securities:
Domestic	5	1	—	6
International	1	—	—	1
Assets from price risk management activities: (1) (3)
Electricity	—	5	2	7
Natural gas	—	2	—	2
	$10	$94	$2	$106
Liabilities—Liabilities from price risk management activities: (1) (3)
Electricity	$—	$24	$114	$138
Natural gas	—	109	36	145
	$—	$133	$150	$283

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Excludes insurance policies of $27 million, which are recorded at cash surrender value.

(3)	For further information, see Note 4, Price Risk Management.

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
Liabilities—Liabilities from price risk management activities: (1) (3)
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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

			Valuation Technique	Significant Unobservable Input	Price per Unit
	Fair Value						Weighted Average
Commodity Contracts	Assets	Liabilities			Low	High
	(in millions)
As of March 31, 2015:
Electricity physical forward	$—	$112	Discounted cash flow	Electricity forward price (per MWh)	$10.97	$95.47	$33.11
Natural gas financial swaps	—	36	Discounted cash flow	Natural gas forward price (per Decatherm)	2.48	4.36	2.94
Electricity financial futures	2	2	Discounted cash flow	Electricity forward price (per MWh)	10.97	34.63	22.82
	$2	$150
As of December 31, 2014:
Electricity physical forward	$—	$77	Discounted cash flow	Electricity forward price (per MWh)	$11.97	$122.72	$37.43
Natural gas financial swaps	—	21	Discounted cash flow	Natural gas forward price (per Decatherm)	2.88	4.86	3.41
Electricity financial futures	1	3	Discounted cash flow	Electricity forward price (per MWh)	11.97	39.26	27.88
	$1	$101

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Balance as of the beginning of the period	$100	$139
Net realized and unrealized losses (gains)*	50	(11)
Transfers out of Level 3 to Level 2	(2)	3
Balance as of the end of the period	$148	$131

*
Contains nominal amounts of realized losses. Both realized and unrealized losses (gains) are recorded in Purchased power and fuel expense in the condensed consolidated statements of income of which the unrealized portion is fully offset by the effects of regulatory accounting until settlement of the underlying transactions.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the three months ended March 31, 2015 and 2014, there were no transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers in and transfers out of Level 3 at the end of the reporting period for all of its financial instruments. Transfers from Level 2 to Level 1 for the Company’s price risk management assets and liabilities do not occur as quoted prices are not available for identical instruments. As such, the Company’s assets and liabilities from price risk management activities mature and settle as Level 2 fair value measurements.

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

As of March 31, 2015, the carrying amount of PGE’s long-term debt was $2,456 million and its estimated aggregate fair value was $2,929 million, consisting of $2,674 million and $255 million classified as Level 2 and Level 3, respectively, in the fair value hierarchy. As of December 31, 2014, the carrying amount of PGE’s long-term debt was $2,501 million and its estimated aggregate fair value was $2,901 million, consisting of $2,596 million and $305 million classified as Level 2 and Level 3, respectively, in the fair value hierarchy.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

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

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	March 31, 2015		December 31, 2014
Current assets:
Commodity contracts:
Electricity	$5		$4
Natural gas	2		2
Total current derivative assets	7	(1)	6	(1)
Noncurrent assets:
Commodity contracts:
Electricity	2		1
Total noncurrent derivative assets	2	(2)	1	(2)
Total derivative assets not designated as hedging instruments	$9		$7
Total derivative assets	$9		$7
Current liabilities:
Commodity contracts:
Electricity	$47		$54
Natural gas	60		52
Total current derivative liabilities	107		106
Noncurrent liabilities:
Commodity contracts:
Electricity	91		58
Natural gas	85		64
Total noncurrent derivative liabilities	176		122
Total derivative liabilities not designated as hedging instruments	$283		$228
Total derivative liabilities	$283		$228

(1)	Included in Other current assets on the condensed consolidated balance sheets.

(2)	Included in Other noncurrent assets on the condensed consolidated balance sheets.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle through 2035, were as follows (in millions):

	March 31, 2015		December 31, 2014
Commodity contracts:
Electricity	15	MWh	16	MWh
Natural gas	126	Decatherms	127	Decatherms
Foreign currency	$7	Canadian	$7	Canadian

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

Information related to Price risk management liabilities subject to master netting agreements is as follows (in millions):

				Gross Amounts Not Offset in
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Condensed Consolidated
				Balance Sheets		Net Amount
				Derivatives	Cash Collateral(1)
As of March 31, 2015:
Liabilities:
Commodity contracts:
Electricity(2)	$91	$—	$91	$(91)	$—	$—
Natural gas(2)	16	—	16	(16)	—	—
	$107	$—	$107	$(107)	$—	$—

As of December 31, 2014:
Liabilities:
Commodity contracts:
Electricity(2)	$55	$—	$55	$(55)	$—	$—
Natural gas(2)	17	—	17	(17)	—	—
	$72	$—	$72	$(72)	$—	$—

(1)	As of March 31, 2015 and December 31, 2014, PGE had posted collateral in the amount of $15 million and $11 million, respectively, which consisted entirely of letters of credit.

(2)	Included in Liabilities from price risk management activities—current and Liabilities from price risk management activities—noncurrent.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are recorded in Purchased power and fuel in the condensed consolidated statements of income and were as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Commodity contracts:
Electricity	$41	$9
Natural Gas	44	(36)

Net unrealized and certain net realized losses (gains) presented in the preceding table are offset within the condensed consolidated statements of income by the effects of regulatory accounting. Of the net losses (gains) recognized in Net income for the three months ended March 31, 2015 and 2014, net losses of $83 million and $12 million, respectively, have been offset.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of March 31, 2015 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
Commodity contracts:
Electricity	$35	$22	$6	$6	$6	$56	$131
Natural gas	43	64	30	6	—	—	143
Net unrealized loss	$78	$86	$36	$12	$6	$56	$274

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2015 was $274 million, for which PGE has posted $62 million in collateral, consisting of $52 million in letters of credit and $10 million in cash. If the credit-risk-related contingent features underlying these agreements were triggered at March 31, 2015, the cash requirement to either post as collateral or settle the instruments immediately would have been $261 million. As of March 31, 2015, PGE had posted an additional $10 million in cash collateral for derivative instruments with no credit-risk related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheet.

Counterparties representing 10% or more of Assets and Liabilities from price risk management activities were as follows:

	March 31, 2015	December 31, 2014
Assets from price risk management activities:
Counterparty A	67%	63%
Counterparty B	8	14
	75%	77%
Liabilities from price risk management activities:
Counterparty C	31%	22%
Counterparty D	9	12
	40%	34%

See Note 3, Fair Value of Financial Instruments, for additional information concerning the determination of fair value for the Company’s Assets and Liabilities from price risk management activities.

NOTE 5: EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of: i) employee stock purchase plan shares; ii) unvested time-based

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

and performance-based restricted stock units, along with related dividend equivalent rights; and iii) shares issuable pursuant to an equity forward sale agreement (EFSA). See Note 6, Equity, for additional information on the EFSA and its impact on earnings per share. Unvested performance-based restricted stock units and associated dividend equivalent rights are included in dilutive potential common shares only after the performance criteria have been met. For the three months ended March 31, 2015 and 2014, unvested performance-based restricted stock units and related dividend equivalent rights of approximately 303,000 and 363,000, respectively, were excluded from the dilutive calculation because the performance goals had not been met.

Net income attributable to common shareholders is the same for both the basic and diluted earnings per share computations. The reconciliations of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted-average common shares outstanding—basic	78,271	78,992
Dilutive effect of potential common shares	3,195	1,164
Weighted-average common shares outstanding—diluted	81,466	80,156

NOTE 6: EQUITY

The activity in equity during the three months ended March 31, 2015 and 2014 is as follows (dollars in millions):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount
Balances as of December 31, 2014	78,228,339	$918	$(7)	$1,000
Issuances of shares pursuant to equity-based plans	116,352	1	—	—
Stock-based compensation	—	(1)	—	—
Dividends declared	—	—	—	(22)
Net income	—	—	—	50
Balances as of March 31, 2015	78,344,691	$918	$(7)	$1,028

Balances as of December 31, 2013	78,085,559	$911	$(5)	$913
Issuances of shares pursuant to equity-based plans	96,497	—	—	—
Stock-based compensation	—	1	—	—
Dividends declared	—	—	—	(22)
Net income	—	—	—	58
Balances as of March 31, 2014	78,182,056	$912	$(5)	$949

Under the terms of the EFSA, the Company may elect to settle the equity forward transactions by means of: i) physical; ii) cash; or iii) net share settlement, in whole or in part, at any time on or prior to June 11, 2015, except in specified circumstances or events that would require physical settlement. To the extent that the transactions are physically settled, PGE is required to issue and deliver shares of PGE common stock to the forward counterparty at the then applicable forward sale price. The forward sale price was initially determined to be $29.50 per share at the

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

time the EFSA was entered into (June 2013), and the amount of cash to be received by PGE upon physical settlement of the EFSA is subject to certain adjustments in accordance with the terms of the EFSA.

The EFSA had no initial fair value since it was entered into at the then market price of the common stock. PGE concluded that the EFSA was an equity instrument and that it does not qualify as a derivative because the EFSA was indexed to the Company’s stock. PGE anticipates settling the EFSA through physical settlement on or before June 11, 2015.

At March 31, 2015, the Company could have physically settled the EFSA by delivering 10,400,000 shares to the forward counterparty in exchange for cash of $272 million. In addition, at March 31, 2015, the Company could have elected to make a cash settlement by paying approximately $114 million, or a net share settlement by delivering approximately 3,074,000 shares of common stock. To the extent that PGE elects a cash or net share settlement, the Company would receive no additional proceeds.

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

Trojan Investment Recovery Class Actions

In 1993, PGE closed the Trojan nuclear power plant (Trojan) and sought full recovery of, and a rate of return on, its Trojan costs in a general rate case filing with the OPUC. In 1995, the OPUC issued a general rate order that granted the Company recovery of, and a rate of return on, 87% of its remaining investment in Trojan.

Numerous challenges and appeals were subsequently filed in various state courts on the issue of the OPUC’s authority under Oregon law to grant recovery of, and a return on, the Trojan investment. In 2007, following several appeals by various parties, the Oregon Court of Appeals issued an opinion that remanded the matter to the OPUC for reconsideration.

In 2008, the OPUC issued an order (2008 Order) that required PGE to provide refunds of $33 million, including interest, which were completed in 2010. Following appeals, the 2008 Order was upheld by the Oregon Court of Appeals in February 2013 and by the Oregon Supreme Court in October 2014.

In 2003, in two separate legal proceedings, lawsuits were filed in Marion County Circuit Court against PGE on behalf of two classes of electric service customers. The class action lawsuits seek damages totaling $260 million, plus interest, as a result of the Company’s inclusion, in prices charged to customers, of a return on its investment in Trojan.

In 2006, the Oregon Supreme Court issued a ruling ordering the abatement of the class action proceedings. The Oregon Supreme Court concluded that the OPUC had primary jurisdiction to determine what, if any, remedy could be offered to PGE customers, through price reductions or refunds, for any amount of return on the Trojan investment that the Company collected in prices.

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

The October 2014 Oregon Supreme Court decision (referred to above) expressly noted that the plaintiffs in the class action must address any request to lift the abatement with the Marion County Circuit Court. PGE is evaluating how to proceed with respect to the class actions.

PGE believes that the October 2, 2014 Oregon Supreme Court decision has reduced the risk of a loss to the Company in excess of the amounts previously recorded and discussed above. However, because the class actions remain pending, management believes that it is reasonably possible that such a loss to the Company could result. As these matters involve unsettled legal theories and have a broad range of potential outcomes, sufficient information is currently not available to determine the amount of any such loss.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Pacific Northwest Refund Proceeding

In 2001, the FERC called for a hearing to explore whether there may have been unjust and unreasonable charges for spot market sales of electricity in the Pacific Northwest from December 25, 2000 through June 20, 2001 (Pacific Northwest Refund proceeding). During that period, PGE both sold and purchased electricity in the Pacific Northwest. Although the original decision of the FERC terminated the proceeding and denied the claims for refunds, upon appeal of the decision to the U.S. Ninth Circuit Court of Appeals (Ninth Circuit), the Ninth Circuit remanded the case to the FERC to, among other things, address market manipulation evidence in detail and account for the evidence in any future orders regarding the award or denial of refunds in the proceedings.

In response to the Ninth Circuit remand, the FERC issued several procedural orders that established an evidentiary hearing, defined the scope of the hearing, and described the burden of proof that must be met to justify abrogation of the contracts at issue and the imposition of refunds. The orders held that the Mobile-Sierra public interest standard governs challenges to the bilateral contracts at issue in this proceeding, and the strong presumption under Mobile-Sierra that the rates charged under each contract are just and reasonable would have to be specifically overcome either by: i) a showing that a respondent had violated a contract or tariff and that the violation had a direct connection to the rate charged under the applicable contract; or ii) a showing that the contract rate at issue imposed an excessive burden or seriously harmed the public interest. The FERC also expanded the scope of the hearing to allow parties to pursue refunds for transactions between January 1, 2000 and December 24, 2000 under Section 309 of the Federal Power Act by showing violations of a filed tariff or rate schedule or of a statutory requirement. The FERC directed the presiding judge, if necessary, to determine a refund methodology and to calculate refunds, but held that a market-wide remedy was not appropriate, given the bilateral contract nature of the Pacific Northwest spot markets. Refund claimants filed petitions for appeal of these procedural orders with the Ninth Circuit.

Pursuant to a FERC-ordered settlement process, the Company received notice of two claims and reached agreements to settle both claims for an immaterial amount. The FERC approved both settlements during 2012.

Additionally, the settlement between PGE and certain other parties in the California refund case in Docket No. EL00-95, et seq., approved by the FERC in 2007, resolved all claims between PGE and the California parties named in the settlement, including the California Energy Resource Scheduling division of the California Department of Water Resources (CERS), as to transactions in the Pacific Northwest during the settlement period, January 1, 2000 through June 20, 2001, but did not settle potential claims from other market participants relating to transactions in the Pacific Northwest.

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

During the first phase of the remand hearing, now completed, two sets of refund proponents, the City of Seattle, Washington (Seattle) and various California parties on behalf of CERS, presented cases alleging that multiple respondents had engaged in unlawful activities and caused severe financial harm that justified the imposition of refunds. After conclusion of the hearing, the presiding Administrative Law Judge issued an Initial Decision on March 28, 2014 finding: i) that Seattle did not carry its Mobile-Sierra burden with respect to its refund claims against any of its respondent sellers; and ii) that the California representatives of CERS did not carry their Mobile-Sierra burden with respect to one of two CERS’ respondents, but that CERS had produced evidence that the remaining CERS respondent had engaged in unlawful activity in the implementation of multiple transactions and bad faith in the formation of as many as 119 contracts. The Administrative Law Judge scheduled a second phase of the hearing to commence after a final FERC decision on the Initial Decision. The Administrative Law Judge

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

determined that in the second phase the remaining respondent will have an opportunity to produce additional evidence as to why its transactions should be considered legitimate and why refunds should not be ordered. The findings in the Initial Decision are subject to further FERC action. If the FERC requires one or more respondents to make refunds, it is possible that such respondent(s) will attempt to recover similar refunds from their suppliers, including the Company.

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

EPA Investigation of Portland Harbor

In 1997, an investigation by the United States Environmental Protection Agency (EPA) of a segment of the Willamette River known as Portland Harbor revealed significant contamination of river sediments. The EPA subsequently included Portland Harbor on the National Priority List pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) as a federal Superfund site and listed 69 Potentially Responsible Parties (PRPs). PGE was included among the PRPs as it has historically owned or operated property near the river. In 2008, the EPA requested information from various parties, including PGE, concerning additional properties in or near the original segment of the river under investigation as well as several miles beyond. Subsequently, the EPA has listed additional PRPs, which now number over one hundred.

The Portland Harbor site continues to undergo a remedial investigation (RI) and feasibility study (FS) pursuant to an Administrative Order on Consent (AOC) between the EPA and several PRPs known as the Lower Willamette Group (LWG), which does not include PGE.

In 2012, the LWG submitted a draft FS to the EPA for review and approval. The draft FS, which is being rewritten by the EPA, along with the RI, will provide the framework for the EPA to determine a clean-up remedy for Portland Harbor that will be documented in a Record of Decision, which the EPA is not expected to issue before 2017.

The draft FS evaluates several alternative clean-up approaches, which would take from two to 28 years with costs ranging from $169 million to $1.8 billion, depending on the selected remedial action levels and the choice of remedy. The draft FS does not address responsibility for the costs of clean-up, allocate such costs among PRPs, or define precise boundaries for the clean-up. Responsibility for funding and implementing the EPA’s selected clean-up will be determined after the issuance of the Record of Decision.

Management believes that it is reasonably possible that this matter could result in a loss to the Company. However, due to the uncertainties discussed above, sufficient information is currently not available to determine PGE’s liability for the cost of any required investigation or remediation of the Portland Harbor site or to estimate a range of potential loss.

DEQ Investigation of Downtown Reach

The Oregon Department of Environmental Quality (DEQ) has executed a memorandum of understanding with the EPA to administer and enforce clean-up activities for portions of the Willamette River that are upriver from the Portland Harbor Superfund site (the Downtown Reach). In 2010, the DEQ issued an order requiring PGE to perform an investigation of certain portions of the Downtown Reach. PGE completed this investigation in 2011 and

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

entered into a consent order with the DEQ in 2012 to conduct a feasibility study of alternatives for remedial action for the portions of the Downtown Reach that were included within the scope of PGE’s investigation.

Following the DEQ’s evaluation of a draft feasibility study, PGE submitted a final feasibility study report to the DEQ in September 2014, which describes possible remediation alternatives that range in estimated cost from $3 million to $8 million. Using the Company’s best estimate of the probable cost for the remediation effort from the set of alternatives provided in the feasibility study report, PGE has a $3 million reserve for this matter as of March 31, 2015.

The Company also has a regulatory asset of $3 million for future recovery in prices as of March 31, 2015. The final order issued by the OPUC in the 2015 GRC includes revenues to offset the amortization of the regulatory asset over a two year period that began January 1, 2015. The 2016 GRC provides for the possibility of revising the recovery if costs vary from what was estimated.

EPA Regulation of Coal Combustion Residuals

In December 2014, the EPA signed a final rule, which becomes effective six months after its April 17, 2015 publication in the Federal Register, that regulates Coal Combustion Residuals (CCRs) under the Resource Conservation and Recovery Act. Based on a preliminary evaluation, the Company believes the rule will not have a material effect on operations at Boardman, which produce dry CCRs. Disposal of the dry CCRs occurs at an on-site landfill that is currently permitted and regulated by the State of Oregon under requirements similar to the new CCR rule.

The Company believes, however, that this rule will have some effect on operations at Colstrip, which produce wet CCRs. Colstrip utilizes wet scrubbers and a number of settlement ponds that will require upgrading or closure to meet the new regulatory requirements. The extent of the impact to Colstrip remains unclear as the operator of Colstrip has indicated that the financial and operational impact cannot yet be predicted. If PGE were to incur incremental costs as a result of the new rule, the Company would seek recovery in customer prices.

Alleged Violation of Environmental Regulations at Colstrip

In July 2012, PGE received a Notice of Intent to Sue (Notice) for violations of the Clean Air Act (CAA) at Colstrip Steam Electric Station (CSES) from counsel on behalf of the Sierra Club and the Montana Environmental Information Center (MEIC). The Notice was also addressed to the other CSES co-owners, including PPL Montana, LLC, the operator of CSES. PGE has a 20% ownership interest in Units 3 and 4 of CSES. The Notice alleged certain violations of the CAA, including New Source Review, Title V, and opacity requirements, and stated that the Sierra Club and MEIC would: i) request a United States District Court to impose injunctive relief and civil penalties; ii) require a beneficial environmental project in the areas affected by the alleged air pollution; and iii) seek reimbursement of Sierra Club’s and MEIC’s costs of litigation and attorney’s fees.

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

In May 2013, the defendants filed a motion to dismiss 36 of 39 claims alleged in the complaint. In September 2013, the plaintiffs filed a motion for partial summary judgment regarding the appropriate method of calculating emission increases. Also in September 2013, the plaintiffs filed an amended complaint that withdrew Title V and opacity claims, added claims associated with two 2011 projects, and expanded the scope of certain claims to encompass approximately 40 additional projects. In July 2014, the court denied both the defendants’ motion to dismiss and the plaintiffs’ motion for partial summary judgment.

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

Oregon Tax Court Ruling

On September 17, 2012, the Oregon Tax Court issued a ruling contrary to an Oregon Department of Revenue (DOR) interpretation and a current Oregon administrative rule, regarding the treatment of wholesale electricity sales. The underlying issue was whether electricity should be treated as tangible or intangible property for state income tax apportionment purposes. The DOR appealed the ruling of the Oregon Tax Court to the Oregon Supreme Court.

On March 26, 2015, the Oregon Supreme Court issued a decision that reversed the Oregon Tax Court ruling and held electricity to be tangible property. With such reversal, PGE’s potential income tax liability from the 2012 Oregon Tax Court ruling has been eliminated.

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

NOTE 8: GUARANTEES

PGE enters into financial agreements and power and natural gas purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of March 31, 2015, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this report includes statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to expectations, beliefs, plans, assumptions and objectives concerning future results of operations, business prospects, future loads, the outcome of litigation and regulatory proceedings, future capital expenditures, market conditions, future events or performance, and other matters. Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will likely result,” “will continue,” “should,” or similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed. PGE’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis including, but not limited to, management’s examination of historical operating trends and data contained either in internal records or available from third parties, but there can be no assurance that PGE’s expectations, beliefs, or projections will be achieved or accomplished.

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

•
economic conditions that result in decreased demand for electricity, reduced revenue from sales of excess energy during periods of low wholesale market prices, impaired financial stability of vendors and service providers, and elevated levels of uncollectible customer accounts;

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

•
operational factors affecting PGE’s power generating facilities, including forced outages, hydro and wind conditions, and disruptions of fuel supply, which may cause the Company to incur repair costs, as well as increase power costs for replacement power;

•	the failure to complete capital projects on schedule and within budget or the abandonment of capital projects, either of which could result in the Company’s inability to recover project costs;

•
volatility in wholesale power and natural gas prices, which could require PGE to issue additional letters of credit or post additional cash as collateral with counterparties pursuant to power and natural gas purchase agreements;

•
capital market conditions, including availability of capital, volatility of interest rates, reductions in demand for investment-grade commercial paper, as well as changes in PGE’s credit ratings, any of which could have an impact on the Company’s cost of capital and its ability to access the capital markets to support requirements for working capital, construction of capital projects, and the repayments of maturing debt;

•
future laws, regulations, and proceedings that could increase the Company’s costs or affect the operations of the Company’s thermal generating plants by imposing requirements for additional emissions controls or significant emissions fees or taxes, particularly with respect to coal-fired generating facilities, in order to mitigate carbon dioxide, mercury and other gas emissions;

•	changes in wholesale prices for fuels, including natural gas, coal, and oil, and the impact of such changes on the Company’s power costs;

•	changes in the availability and price of wholesale power;

•	changes in residential, commercial, and industrial customer growth, and in demographic patterns, in PGE’s service territory;

•	the effectiveness of PGE’s risk management policies and procedures;

•	declines in the fair value of securities held for the defined benefit pension plans and other benefit plans, which could result in increased funding requirements for such plans;

•	changes in, and compliance with, environmental laws and policies, including those related to threatened and endangered species, fish, and wildlife;

•	the effects of climate change, including changes in the environment that may affect energy costs or consumption, increase the Company’s costs, or adversely affect its operations;

•	new federal, state, and local laws that could have adverse effects on operating results;

•
cyber security attacks, data security breaches, or other malicious acts that cause damage to the Company’s generation and transmission facilities or information technology systems, or result in the release of confidential customer and proprietary information;

•	employee workforce factors, including potential strikes, work stoppages, transitions in senior management, and the number of employees approaching retirement;

•	political, economic, and financial market conditions;

•	natural disasters and other risks such as earthquake, flood, drought, lightning, wind, and fire;

•	changes in financial or regulatory accounting principles or policies imposed by governing bodies; and

•	acts of war or terrorism.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, PGE undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors nor assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of the business environment, results of operations, and financial condition of PGE. MD&A should be read in conjunction with the Company’s condensed consolidated financial statements contained in this report, as well as the consolidated financial statements and disclosures in its Annual Report on Form 10-K for the year ended December 31, 2014, and other periodic and current reports filed with the SEC.

Capital Requirements and Financing—Carty Generating Station (Carty) is a 440 MW natural gas-fired baseload resource under construction, which is located in Eastern Oregon adjacent to Boardman. This project is currently on budget at an estimated total cost of $450 million, excluding AFDC, and is expected to be online in the second quarter of 2016. As of March 31, 2015, $341 million, including $21 million of AFDC, is included in construction work-in-process for Carty. The Company filed for recovery of costs related to this project in the 2016 General Rate Case (2016 GRC).

In total, the Company’s 2015 capital expenditures are expected to approximate $609 million, which includes an estimated $172 million related to Carty. For additional information regarding estimated capital expenditures, see “Capital Requirements” in the Liquidity and Capital Resources section of this Item 2.

PGE expects to fund 2015 estimated capital requirements with a combination of cash from operations, which is expected to range from $420 million to $460 million, and proceeds from the issuances of equity and debt securities. For additional information, see “Liquidity” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 2.

General Rate Cases—On January 1, 2015, new customer prices went into effect pursuant to the OPUC order issued on PGE’s 2015 General Rate Case (2015 GRC), which was based on a 2015 test year and included forecasted retail energy deliveries assuming average weather conditions. The OPUC authorized a $15 million increase in annual revenues, representing an approximate 1% overall increase in customer prices. The increase included recovery of costs related to the Port Westward Unit 2 natural gas-fired flexible capacity generating plant (PW2) and Tucannon River Wind Farm (Tucannon River). In addition, the order approved a capital structure of 50% debt and 50% equity, a return on equity of 9.68%, a cost of capital of 7.56%, and an average rate base of approximately $3.8 billion.

Pursuant to the 2015 GRC order, a forecast of capital expenditures for PW2 of $323 million and Tucannon River of $525 million was used to set customers prices. However, to the extent that total actual capital expenditures are less than that used to set customer prices, the 2015 revenue requirement impact of any shortfall will be deferred for future refund to customers. In the event that total actual capital expenditures exceed those used to set customer prices, there is no deferral of such incremental capital costs. The Company expects to defer approximately $2 million in 2015 for the revenue requirement to be refunded to customers for the two generation resources, as forecast capital expenditures are expected to be less than the amounts used for setting prices.

On February 12, 2015, PGE filed with the OPUC a 2016 GRC, which is based on a 2016 test year and includes costs related to Carty. The Company’s request, when combined with other supplemental tariff changes, would result in an increase in annual revenues of $66 million. Such change would result in an approximate 3.7% overall increase relative to currently approved prices.

The net increase in annual revenue requirement consists of the following (in millions):

Carty	$83
Base business cost	39
Supplemental tariff updates*	(56)
Annual revenue requirement, net	$66

* Includes $26 million related to capital project deferrals expected to be fully recovered in 2015, $17 million of accelerated customer credits related to the settlement of a legal matter concerning costs associated with the operation of the Independent Spent Fuel Storage Installation at Trojan, a $15 million increase in customer credits related to the Residential Exchange Program, and other tariff updates.

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

Customers and Demand—The overall 3.5% decline in retail energy deliveries for the first quarter of 2015 compared with the first quarter of 2014 was driven by an 11.2% decrease in residential energy deliveries and partially offset by a 9.3% increase in industrial energy deliveries. The decline in residential energy deliveries was driven by warmer weather during the first quarter of 2015 compared with the first quarter of 2014. Heating degree days, an indication of the extent to which customers are likely to have used electricity for heating, were 22% lower than the first quarter of 2014 and 21% below average. According to the National Oceanic and Atmospheric Administration’s climatological rankings, the 3-month period of January through March 2015 was the warmest on record for the State of Oregon.

Higher industrial energy deliveries were driven by increased demand from the high tech and transportation manufacturing sectors, which was partially offset by decreased demand from a paper production customer. Energy efficiency and conservation efforts by retail customers continue to influence total energy deliveries, although the financial impacts to the Company of such efforts are largely mitigated by the decoupling mechanism.

The following table presents the average number of retail customers by customer class, and corresponding energy deliveries, for the periods indicated and includes customers purchasing their energy from Electricity Service Suppliers (ESSs):

	Three Months Ended March 31,
	2015		2014		% Increase (Decrease)in Energy Deliveries
	Average Number of Customers	Retail Energy Deliveries*	Average Number of Customers	Retail Energy Deliveries*
Residential	739,531	1,931	733,719	2,174	(11.2)%
Commercial	104,166	1,760	103,684	1,781	(1.2)
Industrial	262	1,094	262	1,001	9.3
Total	843,959	4,785	837,665	4,956	(3.5)

*	In thousands of MWh.

Power Operations—To meet the energy needs of its retail customers, the Company utilizes a combination of its own generating resources and wholesale market transactions. Based on numerous factors, including plant availability, customer demand, river flows, wind conditions, and current wholesale prices, PGE makes economic dispatch decisions continuously in an effort to obtain reasonably-priced power for its retail customers. In addition, PGE’s thermal generating plants require varying levels of annual maintenance, during which the respective plant is unavailable to provide power. As a result, the amount of power generated and purchased in the wholesale market to meet the Company’s retail load requirement can vary from period to period. During the first quarters of 2015 and 2014, availability of the plants PGE operates approximated 98% and 95%, respectively, with the availability of Colstrip Units 3 and 4, in which the Company has a 20% ownership interest but does not operate, approximating 94% and 82%, respectively.

During the first quarter of 2015, the Company’s generating plants provided approximately 41% of its retail load requirement, compared with 59% in the first quarter of 2014. The decrease in the proportion of power generated to meet the Company’s retail load requirement was largely the result of a greater amount of thermal generation being economically displaced by lower-cost purchased power during the first quarter of 2015 relative to the first quarter of 2014.

Energy expected to be received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects is projected annually in the Annual Power Cost Update Tariff (AUT). Any excess in such hydro generation from that projected in the AUT normally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. Energy received from these hydro resources exceeded projected levels included in the PGE’s AUT by 10% for the first quarter of 2015 and approximated projected levels for the first quarter of 2014, and provided 22% and 18% of the Company’s retail load requirement for first quarters of 2015 and 2014, respectively. Energy from hydro resources is expected to be below projected levels included in the AUT for 2015.

Energy expected to be received from PGE-owned wind generating resources (Biglow Canyon and Tucannon River) is projected annually in the AUT. Any excess in wind generation from that projected in the AUT normally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. Energy received from wind generating resources fell short of that projected in PGE’s AUT by 36% for the first quarter of 2015 and 11% for the first quarter of 2014, and provided approximately 6% and 4% of the Company’s retail load requirement during the first quarters of 2015 and 2014, respectively.

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

For the first quarter of 2015, actual NVPC was approximately $2 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2015 is currently estimated to be below baseline NVPC, but within the deadband range. Accordingly, no estimated collection from, or refund to, customers is expected under the PCAM for 2015.

For the first quarter of 2014, actual NVPC was approximately $3 million below baseline NVPC. For the year ended December 31, 2014, actual NVPC was $7 million below baseline NVPC, which is within the established deadband range. Accordingly, no estimated refund to customers was recorded pursuant to PCAM for 2014.

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

In June 2014, the EPA released a proposed rule, which it calls the “Clean Power Plan.” Under the proposed rule, each state would have to reduce the carbon intensity of its power sector on a state-wide basis by an amount specified by the EPA. The proposed rule would establish state-specific goals in terms of pounds of carbon dioxide emitted per MWh of energy produced. The proposed rule is intended to result in a reduction of carbon emissions from existing power plants across all states to approximately 30% below 2005 levels by 2030.

The target amount was determined based on the EPA’s view of the options for each state, including: i) making efficiency upgrades at fossil fuel-fired power plants; ii) shifting generation from coal-fired plants to natural gas-fired plants; iii) expanding use of zero- and low-carbon emitting generation (such as renewable energy and nuclear energy); and iv) implementing customer energy efficiency programs. The final goal would need to be met by 2030 and an interim goal for each state would need to be met on average over the 10-year period from 2020 to 2029. Under the proposed rule, states would have flexibility in designing programs to meet their emission reduction targets, including the four approaches noted above and any other measures the states choose to adopt (such as carbon tax and cap-and-trade) that would result in verified emission reductions.

The EPA has indicated that it expects to issue the final rule in the summer of 2015. Under the proposed rule, states would have until June 30, 2016 to submit plans to implement the rule (subject to extension). PGE cannot predict whether the proposed rule will be adopted or, if adopted, how the states in which the Company’s generation facilities are located will implement the rule or how the rule may impact the Company’s operations. The Company continues to monitor the developments around the proposed rule.

In December 2014, the EPA signed a final rule, which becomes effective six months after its April 17, 2015 publication in the Federal Register, that regulates Coal Combustion Residuals (CCRs) under the Resource

Conservation and Recovery Act. Based on a preliminary evaluation, the Company believes the rule will not have a material effect on operations at Boardman, which produce dry CCRs. Disposal of the dry CCRs occurs at an on-site landfill that is currently permitted and regulated by the State of Oregon under requirements similar to the new CCR rule. The Company believes, however, that this rule will have some effect on operations at Colstrip, which produce wet CCRs. For further information, see “EPA Regulation of Coal Combustion Residuals” in Note 7, Contingencies, in the Notes to Condensed Consolidated Financial Statements.

The following discussion highlights certain regulatory items that have impacted the Company’s revenues, results of operations, or cash flows for the first quarter of 2015 compared to the first quarter of 2014 or have affected retail customer prices, as authorized by the OPUC. In some cases, the Company has deferred the related expenses or benefits as regulatory assets or liabilities, respectively, for later amortization and inclusion in customer prices, pending OPUC review and authorization.

Power Costs—Pursuant to the AUT process, PGE files annually an estimate of power costs for the following year. As part of its 2015 GRC, PGE included a projected $60 million reduction in power costs in its request for an overall increase in revenues. The power cost portion of the request was moved to a separate docket at the OPUC and was approved and included in the overall $15 million annual revenue increase authorized by the OPUC in the Company’s 2015 GRC with new prices beginning January 1, 2015.

Under the PCAM for 2014, NVPC was within the limits of the deadband, thus no potential refund or collection was recorded. The OPUC will review the results of the PCAM for 2014 during the latter half of 2015 with any resulting refund to or collection from customers to occur during 2016.

Renewable Resource Costs—Pursuant to its renewable adjustment clause mechanism (RAC), PGE can recover in customer prices prudently incurred costs of renewable resources that are expected to be placed in service in the current year. The Company may submit a filing to the OPUC by April 1st each year, with prices expected to become effective January 1st of the following year. As part of the RAC, the OPUC has authorized the deferral of eligible costs not yet included in customer prices until the January 1st effective date.

In March 2014, PGE submitted to the OPUC a RAC filing requesting deferral and recovery of the net revenue requirement of Tucannon River in the event that the facility were to come online prior to the inclusion of the project in base rates as proposed in the 2015 GRC. The Company utilized the RAC to record the revenue requirement, which was estimated to be approximately $1 million, for the period from December 15, 2014, when the facility was placed into service, until December 31, 2014. On April 15, 2015, the OPUC issued an order approving the deferral amount to be amortized and collected from customers in prices during the period July 1, 2015 through December 31, 2015.

On April 1, 2015, PGE submitted to the OPUC a RAC filing requesting recovery of deferred revenue requirements related to a Company-owned and/or contracted new renewable energy resource. Concurrent with this filing, PGE also requested authorization to engage in a property sale as part of a sale-leaseback agreement. The Company estimates that overall annual impact to customer prices will result in an approximately $2 million reduction in revenues.

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

Accordingly, collection of the estimated $5 million recorded during 2013 is expected to occur during 2015. Refund of the $5 million recorded during 2014, subject to OPUC approval, is expected to occur over a one year period, which will begin January 1, 2016.

For the three months ended March 31, 2015, the Company has recorded an estimated collection of $4 million. Any resulting collection from (or refund to) customers for the 2015 year would begin January 1, 2017.

Capital Deferral—In the 2011 General Rate Case (2011 GRC), the OPUC authorized the Company to defer the costs associated with four capital projects that were not completed at the time the 2011 GRC was approved. In 2012, PGE deferred such costs and recorded a regulatory asset of $16 million for potential future recovery in customer prices with an offsetting credit to Depreciation and amortization expense. The OPUC authorized recovery of the deferred costs over a one-year period beginning January 1, 2014. In 2013, the Company recorded additional deferred costs and interest associated with these projects totaling $19 million, with recovery of such amounts included in customer prices over a one year period beginning January 1, 2015. Beginning January 1, 2014, the costs of these projects were reflected in the Company’s rate base.

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

On December 31, 2014, PGE acquired an additional 10% ownership share in Boardman previously held by one of the former co-owners. In September 2014, the Company submitted to the OPUC a request for approval of the annual update of the decommissioning revenue requirements for 2015, which included the additional decommissioning costs related to this incremental 10% ownership. The OPUC authorized the acquisition of the 10% interest in the 2015 GRC order, with recovery of the incremental share of decommissioning costs authorized in the tariff effective January 1, 2015. PGE received authorization from the FERC in November 2014 to consummate the acquisition.

Integrated Resource Plan (IRP)—In December 2014, the OPUC acknowledged PGE’s latest IRP (2013 IRP), which outlines the Company’s expectations for resource needs and resource portfolio performance over the next 20 years. The 2013 IRP includes an “Action Plan,” which covers PGE’s proposed actions over the next two to four years (through 2017). Over this period of time, the Company projects energy requirements and energy available through its generating resources and long-term power purchase agreements to be in approximate balance.

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

•
Perform various research and studies related to load forecast and energy efficiency projections, distributed generation resources within PGE’s service territory, the viability of large-scale biomass operations, fuel supply, operational flexibility requirements and analytical tools, cost-benefit analysis of Energy Imbalance Market participation, RPS compliance strategies and potential impacts of compliance with the EPA’s proposed Clean Power Plan rules concerning reductions in carbon dioxide emissions from existing fossil fuel-fired power plants in preparation for the next IRP.

The 2013 IRP also incorporates the three new energy and capacity resources, PW2 and Tucannon River, both of which were placed in service in December 2014, and Carty, which is under construction and expected to be placed in service in the second quarter of 2016.

Beyond 2018, PGE may need additional resources in order to meet the 2020 and 2025 RPS requirements and to replace energy from Boardman, which is scheduled to cease coal-fired operations at the end of 2020. Additional post-2018 actions may also be needed to offset expiring power purchase agreements and to back-up variable energy resources, such as wind generation facilities. These actions are expected to be identified in a future IRP. PGE expects to file its next IRP with the OPUC in 2016.

Critical Accounting Policies

PGE’s critical accounting policies are outlined in Item 7 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014, filed with the SEC on February 13, 2015.

Results of Operations

The following table contains condensed consolidated statements of income information for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2015		2014
Revenues, net	$473	100%	$493	100%
Purchased power and fuel	161	34	184	37
Gross margin	312	66	309	63
Other operating expenses:
Generation, transmission and distribution	62	13	54	11
Administrative and other	60	13	54	11
Depreciation and amortization	75	16	75	15
Taxes other than income taxes	30	6	28	6
Total other operating expenses	227	48	211	43
Income from operations	85	18	98	20
Interest expense*	30	6	25	5
Other income (expense):
Allowance for equity funds used during construction	4	1	6	1
Miscellaneous income (expense), net	1	—	(1)	—
Other income, net	5	1	5	1
Income before income tax expense	60	13	78	16
Income tax expense	10	2	20	4
Net income	$50	11%	$58	12%

* Net of an allowance for borrowed funds used during construction of $3 million and $4 million in the first quarters of 2015 and 2014, respectively.

Net income was $50 million, or $0.62 per diluted share, for the first quarter of 2015, compared with $58 million, or $0.73 per diluted share, for the first quarter of 2014. The decrease in Net income was driven by an 11.2% decrease in residential energy deliveries as demand was lower due to warmer weather during the first quarter of 2015 when compared with the first quarter of 2014. In the first quarter of 2015, actual residential energy deliveries were significantly below amounts forecasted in the 2015 GRC, while the first quarter of 2014 actual residential energy deliveries were slightly below volumes forecasted in the 2014 GRC. As a result, revenues did not fully cover expected increases in operating expenses, thereby decreasing net income in the first quarter of 2015 when compared to the first quarter of 2014. Customer prices through general rate cases are set, in part, based on forecasted energy deliveries using average weather conditions. To the extent actual energy deliveries vary from that used to set customer prices, net income is impacted.

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Revenues, energy deliveries (presented in MWh), and the average number of retail customers were as follows for the periods presented:

	Three Months Ended March 31,
	2015		2014
Revenues (1) (dollars in millions):
Retail:
Residential	$234	49%	$257	52%
Commercial	155	33	158	32
Industrial	56	12	52	11
Subtotal	445	94	467	95
Other retail revenues, net	2	1	2	—
Total retail revenues	447	95	469	95
Wholesale revenues	19	4	17	4
Other operating revenues	7	1	7	1
Total revenues	$473	100%	$493	100%
Energy deliveries (2) (MWh in thousands):
Retail:
Residential	1,931	36%	2,174	41%
Commercial	1,760	33	1,781	33
Industrial	1,094	20	1,001	19
Total retail energy deliveries	4,785	89	4,956	93
Wholesale energy deliveries	580	11	381	7
Total energy deliveries	5,365	100%	5,337	100%
Average number of retail customers:
Residential	739,531	88%	733,719	88%
Commercial	104,166	12	103,684	12
Industrial	262	—	262	—
Total	843,959	100%	837,665	100%

(1)	Includes revenues from customers who purchase their energy from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes energy sold to retail customers and energy delivered to those commercial and industrial customers that purchased their energy from ESSs.

Total revenues decreased $20 million, or 4%, for the first quarter of 2015 compared with the first quarter of 2014, largely due to the $22 million decrease in Retail revenues resulting from the following:

•
A $16 million decrease related to 3.5% lower volumes of energy delivered, with decreases of 11.2% and 1.2% in residential and commercial energy deliveries, respectively, partially offset by an increase of 9.3% in industrial energy deliveries. After adjusting for the effects of weather, total retail energy deliveries were up 4% for the first quarter of 2015 compared with the first quarter of 2014; and

•
A $6 million decrease related to various supplemental tariff changes, including the return of $4 million to customers in 2015 of proceeds received in connection with the settlement of a legal matter related to the operation of the Independent Spent Fuel Storage Installation at the Trojan nuclear power plant, which was closed in 1993 (offset in Depreciation and amortization).

Total heating degree-days for the first quarter of 2015 were 22% lower than the first quarter of 2014 and 21% below average. The following table indicates the number of heating degree-days for the first quarters of 2015 and 2014, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days
	2015	2014
January	662	724
February	437	683
March	382	484
First quarter	1,481	1,891
15-year average for the year-to-date	1,864	1,864

Wholesale revenues result from sales of electricity to utilities and power marketers in conjunction with the Company’s efforts to secure reasonably-priced power for its retail customers, manage risk, and administer its current long-term wholesale contracts. Such sales can vary significantly from period to period as a result of economic conditions, power and fuel prices, hydro and wind conditions, and customer demand. The $2 million, or 12%, increase in Wholesale revenues for the first quarter of 2015 compared with the first quarter of 2014 consisted of $9 million related to a 52% increase in wholesale sales volume, partially offset by $7 million related to a 28% decrease in average wholesale price.

Purchased power and fuel expense decreased $23 million, or 13%, for the first quarter of 2015 compared with the first quarter of 2014, and consisted of $20 million related to an 11% decrease in the average variable power cost per MWh, and $3 million related to a 2% decrease in total system load.

The decrease in the average variable power cost to $30.59 per MWh in the first quarter of 2015 from $34.50 per MWh in the first quarter of 2014 was driven by the economic displacement of a greater amount of thermal generation with purchased power during the first quarter of 2015 relative to the comparable period of 2014. The average cost per MWh of purchased power decreased 29% for the first quarter of 2015 compared with the first quarter of 2014. In addition, an increase in energy received from hydro resources combined with an increase from Company’s wind generating resources contributed to the decrease in the average variable power cost per MWh.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows for the periods presented:

	Three Months Ended March 31,
	2015		2014
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	484	9%	1,233	23%
Natural gas	670	13	948	18
Total thermal	1,154	22	2,181	41
Hydro	478	9	533	10
Wind	288	6	217	4
Total generation	1,920	37	2,931	55
Purchased power:
Term	1,500	28	1,220	23
Hydro	530	10	378	7
Wind	57	1	63	1
Spot	1,240	24	747	14
Total purchased power	3,327	63	2,408	45
Total system load	5,247	100%	5,339	100%
Less: wholesale sales	(580)		(381)
Retail load requirement	4,667		4,958

Energy received from hydro resources during the first quarter of 2015, from both PGE-owned generating plants and purchased from mid-Columbia projects, increased 11% compared with the same period of 2014, and represented 22% and 18% of the Company’s retail load requirement for the first quarters of 2015 and 2014, respectively. Through March, total energy received from hydro resources exceeded projected levels included in the Company’s AUT by 10% for 2015 and approximated projected levels for 2014.

Energy received from PGE-owned wind generating resources (Biglow Canyon and Tucannon River) increased 33% in the first quarter of 2015 compared with the same period of 2014. The increase in such energy received is due to the addition of the Tucannon River wind generating resource in December 2014, which was partially offset by a 34% decline in energy received from Biglow Canyon. Energy received from these wind generating resources represented 6% of the Company’s retail load requirement for the first quarter of 2015, compared with 4% for the first quarter of 2014. Through March, energy received from wind resources fell short of projected levels included in the AUT by 36% for 2015 and 11% for 2014.

The following table presents the forecast of the April-to-September 2015 runoff (issued April 22, 2015), along with actual for 2014, at particular points of major rivers relevant to PGE’s hydro resources (as a percentage of normal, as measured over the 30-year period from 1981 through 2010):

	Runoff as a Percent of Normal *
Location	2015 Forecast	2014 Actual
Columbia River at The Dalles, Oregon	78%	108%
Mid-Columbia River at Grand Coulee, Washington	86	110
Clackamas River at Estacada, Oregon	52	97
Deschutes River at Moody, Oregon	86	98

*  Volumetric water supply percentages for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC, which consists of Purchased power and fuel expense net of Wholesale revenues, decreased $25 million for the first quarter of 2015 compared with the first quarter of 2014. The decrease was largely due to an 11% decline in the average variable power cost per MWh. In addition, a 52% increase in wholesale sales volume, partially offset by a 28% decrease in the average wholesale sales price, contributed to the decrease in NVPC. For the first quarters of 2015 and 2014, actual NVPC was $2 million and $3 million, respectively, below baseline NVPC.

Generation, transmission and distribution expense increased $8 million, or 15%, in the first quarter of 2015 compared with the first quarter of 2014. In 2015, PGE incurred $3 million more operation and maintenance expenses driven by the addition of PW2, Tucannon River, and the incremental 10% ownership interest in Boardman as of December 31, 2014. Information technology expenses were $3 million higher while the timing of the annual planned maintenance outage at Boardman in 2015 combined with the unplanned outage at Colstrip in January 2014, which reduced run time, served to increase expenses $2 million in the first quarter 2015.

Administrative and other expense increased $6 million, or 11%, in the first quarter of 2015 compared with the first quarter of 2014. The increase was due in large part to $3 million higher information technology expenses recorded in 2015 and the receipt of $2 million in injuries and damages settlements in 2014.

Depreciation and amortization expense was comparable in the first quarter of 2015 with the first quarter of 2014. A $6 million higher expense resulting from capital additions was largely offset by $5 million in amortization of deferred regulatory liabilities for the Trojan spent fuel settlement, tax credits, and a gain recorded on the sale of assets. The reduction in expenses resulting from the amortization of the regulatory liabilities is offset by corresponding reductions in revenues.

Taxes other than income taxes expense increased $2 million, or 7%, in the first quarter of 2015 compared with the first quarter of 2014, primarily due to higher property taxes resulting from the addition of Port Westward 2 and Tucannon River.

Interest expense increased $5 million, or 20%, in the first quarter of 2015 compared with the first quarter of 2014, with $4 million related to a 29% increase in the average balance of debt outstanding and $1 million related to lower allowance for borrowed funds used during construction. In December 2014, PW2 and Tucannon River were placed in service resulting in a lower average CWIP balance.

Other income, net was unchanged in the first quarter of 2015 compared with the first quarter of 2014, as a $2 million increase in earnings from the Non-qualified benefit plan trust assets was offset by a decrease in the allowance for equity funds used during construction resulting from the lower average CWIP balance.

Income tax expense was $10 million in the first quarter of 2015 compared with $20 million in the first quarter of 2014, with effective tax rates of 16.7% and 25.6%, respectively. Lower pre-tax income was the primary driver and accounted for $7 million of the decrease in tax expense. The remainder of the decrease in both the income tax expense and the effective tax rate can be attributed to increased production tax credits, partially offset by the impact of lower AFDC equity.

Liquidity and Capital Resources

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2015 through 2019 (in millions, excluding AFDC):

	2015		2016	2017	2018	2019
Ongoing capital expenditures (1)	$415	(2)	$329	$326	$287	$280
Carty Generating Station	172		35	—	—	—
Hydro licensing and construction (3)	22		11	3	1	2
Total capital expenditures	$609	(4)	$375	$329	$288	$282
Long-term debt maturities	$375		$67	$58	$75	$300

(1)
Consists primarily of upgrades to, and replacement of, generation, transmission, and distribution infrastructure, as well as new customer connections. For 2015 through 2018, $102 million relates to the implementation of the Company’s new customer information and meter data management systems.

(2)	Includes $49 million for the completion of construction of PW2 and Tucannon River.

(3)	Relates primarily to modifications to PGE’s hydro facilities to enhance fish passage and survival, as required by conditions contained in the operating licenses.

(4)	Includes preliminary engineering and removal costs, which are included in other net operating activities in the condensed consolidated statements of cash flows.

For additional information on Carty, see “Capital Requirements and Financing” in the Overview section of this Item 2. For a discussion concerning PGE’s ability to fund its future capital requirements, see “Debt and Equity Financings” in this Item 2.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2015	2014
Cash and cash equivalents, beginning of period	$127	$107
Net cash provided by (used in):
Operating activities	134	158
Investing activities	(167)	(179)
Financing activities	(67)	(22)
Decrease in cash and cash equivalents	(100)	(43)
Cash and cash equivalents, end of period	$27	$64

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, such as depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. Net cash flows from operating activities for the first quarter of 2015 declined $24 million when compared with the first quarter of 2014. Such decrease was largely due to a decrease in Net income, net of non-cash items, resulting from record warm weather in the first quarter of 2015, which reduced residential energy deliveries by 11.2% when compared to the first quarter of 2014.

An increase in coal inventory at the Company’s Boardman plant and a decrease in cash received from the Bonneville Power Administration to be returned to customers pursuant to the Residential Exchange Program, net of a decrease in accounts receivable contributed to the decline in net cash flows from operating activities for the first quarter of 2015 when compared with the first quarter of 2014.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. PGE estimates that such charges in 2015 will range from $300 million to $310 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $420 million to $460 million.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities. Net cash used in investing activities for the first quarter of 2015 decreased $12 million when compared with the first quarter of 2014. Such decrease was driven by the collection of a sales tax refund in the first quarter of 2015 in the amount of $12 million related to Tucannon River combined with a $7 million decrease in capital expenditures, and partially offset by an increase related to proceeds received for the sale of property in the first quarter of 2014 in the amount of $4 million.

The Company plans approximately $609 million of capital expenditures for 2015, including $172 million related to the construction of Carty. PGE plans to fund the 2015 capital expenditures with cash expected to be generated from operations during 2014, as discussed above, as well as with proceeds received from the issuances of equity and debt securities. For additional information, see “Capital Requirements” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 2.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the first quarter of 2015, net cash used in financing activities consisted of the repayment of FMBs of $120 million and the payment of dividends of $22 million, partially offset by proceeds received from the issuances of FMBs of $75 million. During the first quarter of 2014, net cash used in financing activities consisted of the payment of dividends of $22 million.

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

During the first quarter of 2015, the Board of Directors declared a common stock dividend of $0.28 per common share for a total of $22 million, with payments made on April 15, 2015 to shareholders of record at the close of business on March 25, 2015.

Debt and Equity Financings

PGE’s ability to secure sufficient long-term capital at a reasonable cost is determined by its financial performance and outlook, credit ratings, capital expenditure requirements, alternatives available to investors, market conditions, and other factors. Management believes that the availability of its revolving credit facility, the expected ability to issue long-term debt and equity securities, and cash expected to be generated from operations provide sufficient cash flow and liquidity to meet the Company’s anticipated capital and operating requirements for the foreseeable future. However, the Company’s ability to issue long-term debt and equity could be adversely affected by changes in capital market conditions. For 2015, PGE expects to fund estimated capital expenditures and maturities of long-term debt with cash from operations (which is expected to range from $420 million to $460 million), issuances of debt securities of approximately $400 million and issuances of equity securities under the EFSA of approximately $270 million. The actual timing and amount of such issuances of debt and equity securities will be dependent upon the timing and amount of capital expenditures.

Short-term Debt. PGE has approval from the FERC to issue short-term debt up to a total of $900 million through February 6, 2016. During the first quarter of 2015, the Company determined that a $500 million aggregate revolving credit facility capacity would be sufficient to meet its liquidity needs and accordingly, in March 2015, reduced its aggregate revolving credit capacity from $700 million to $500 million. As of March 31, 2015, PGE has a $500 million revolving credit facility scheduled to expire November 2019. This revolving credit facility supplements operating cash flow and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, backup for commercial paper borrowings, and the issuance of standby letters of credit.

As of March 31, 2015, PGE had no borrowings outstanding under the revolving credit facility, no commercial paper outstanding, $46 million of letters of credit issued, and an aggregate available capacity of $454 million.

The Company has two letter of credit facilities under which it may obtain letters of credit in an aggregate amount not to exceed $60 million. Under these facilities, an additional $58 million of letters of credit was outstanding as of March 31, 2015.

Long-term Debt. During the first quarter of 2015, PGE had the following long-term debt transactions:

•	In January, the Company issued $75 million of 3.55% Series FMBs due 2030;

•	Repaid $70 million of 3.46% Series FMBs; and

•	In March, PGE repaid $50 million of long-term bank loans.

As of March 31, 2015, total long-term debt outstanding was $2,456 million, including current maturities of $322 million.

On April 22, 2015, PGE agreed with certain institutional investors to issue and sell $70 million of new FMBs under a private placement. The FMBs will have an interest rate of 3.50% and mature in 2035. The transaction is expected to close and fund on May 19, 2015. In addition, on May 21, 2015, the Company will redeem its $67 million of 6.80% Series FMBs, due January 15, 2016.

Equity. PGE has an EFSA, whereby a forward counterparty borrowed 11,100,000 shares of the Company’s common stock from third parties and such borrowed shares were sold in a registered public offering in 2013. PGE receives proceeds from the sale of the common stock to the extent the EFSA is physically settled. In 2013, the Company issued 700,000 shares pursuant to the EFSA and received net proceeds of $20 million. As of March 31, 2015, the Company could have physically settled the EFSA by delivering 10,400,000 shares of PGE common stock to the forward counterparty in exchange for cash of $272 million. The Company anticipates physical settlement of the EFSA by delivery of newly issued shares on or before June 11, 2015. For additional information on the EFSA, see Note 6, Equity, in the Notes to the Condensed Consolidated Financial Statements.

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including any current debt maturities) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade debt ratings and facilitates access to long-term capital at favorable interest rates. The Company’s common equity ratios were 44.1% and 43.3% as of March 31, 2015 and December 31, 2014, respectively. The Company expects to physically settle the EFSA on or before June 11, 2015, and to reduce long-term debt in conjunction with such settlement. Following these actions, PGE’s common equity ratio is expected to approximate 49%.

Credit Ratings and Debt Covenants

PGE’s ratings are investment grade by Moody’s Investors Service (Moody’s) and Standard and Poor’s Ratings Services (S&P), with current ratings and outlook as follows:

	Moody’s	S&P
First Mortgage Bonds	A1	A-
Issuer rating	A3	BBB
Commercial paper	Prime-2	A-2
Outlook	Stable	Stable

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

As of March 31, 2015, PGE had posted approximately $72 million of collateral with these counterparties, consisting of $20 million in cash and $52 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of March 31, 2015, the approximate amount of additional collateral that could be requested upon a single agency downgrade to below investment grade was approximately $111 million, and decreases to approximately $66 million by December 31, 2015 and $28 million by December 31, 2016. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade was approximately $231 million at March 31, 2015, and decreases to approximately $129 million by December 31, 2015 and $67 million by December 31, 2016.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facility would increase.

The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the FMBs. PGE estimates that on March 31, 2015, under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust, the Company could have issued up to approximately $826 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges or other dispositions of property.

PGE’s credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of March 31, 2015, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 55.9%.

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

Contractual Obligations

PGE’s contractual obligations for 2015 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015. Such obligations have not changed materially as of March 31, 2015, except for interest on long-term debt. During the first quarter of 2015, PGE issued $75 million of 3.55% Series FMBs, due 2030. As a result, future interest on long-term debt increased as follows: $3 million for 2015 through 2019; and $27 million for Thereafter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

PGE is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, foreign currency exchange rates, and interest rates, as well as credit risk. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in PGE’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding PGE’s legal proceedings, see “Legal Proceedings” set forth in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015.

Item 1A.	Risk Factors.

There have been no material changes to PGE’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015.

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
10.1
Amended and Restated Credit Agreement dated March 6, 2015, between Portland General Electric Company, and Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and U.S. Bank National Association.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	April 27, 2015	By:	/s/ James F. Lobdell
James F. Lobdell
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)