Form 10-Q
period 2015-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2015-07-28
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares of common stock outstanding as of July 22, 2015 is 88,765,889 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues, net	$450	$423	$923	$916
Operating expenses:
Purchased power and fuel	148	142	309	326
Generation, transmission and distribution	66	67	128	121
Administrative and other	60	56	120	110
Depreciation and amortization	76	73	151	148
Taxes other than income taxes	28	27	58	55
Total operating expenses	378	365	766	760
Income from operations	72	58	157	156
Interest expense, net	28	23	58	48
Other income:
Allowance for equity funds used during construction	5	9	9	15
Miscellaneous income, net	1	1	2	—
Other income, net	6	10	11	15
Income before income tax expense	50	45	110	123
Income tax expense	15	10	25	30
Net income and Comprehensive income	$35	$35	$85	$93

Weighted-average shares outstanding (in thousands):
Basic	80,745	78,183	79,515	78,154
Diluted	80,745	80,051	79,515	79,742

Earnings per share:
Basic	$0.44	$0.44	$1.07	$1.19
Diluted	$0.44	$0.43	$1.07	$1.16

Dividends declared per common share	$0.300	$0.280	$0.580	$0.555

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$122	$127
Accounts receivable, net	122	149
Unbilled revenues	87	93
Inventories	101	82
Regulatory assets—current	117	133
Other current assets	97	115
Total current assets	646	699
Electric utility plant, net	5,874	5,679
Regulatory assets—noncurrent	552	494
Nuclear decommissioning trust	40	90
Non-qualified benefit plan trust	35	32
Other noncurrent assets	51	48
Total assets	$7,198	$7,042

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(In millions)
(Unaudited)

	June 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$125	$156
Liabilities from price risk management activities—current	101	106
Current portion of long-term debt	55	375
Accrued expenses and other current liabilities	228	236
Total current liabilities	509	873
Long-term debt, net of current portion	2,204	2,126
Regulatory liabilities—noncurrent	923	906
Deferred income taxes	648	625
Unfunded status of pension and postretirement plans	243	237
Liabilities from price risk management activities—noncurrent	187	122
Asset retirement obligations	135	116
Non-qualified benefit plan liabilities	105	105
Other noncurrent liabilities	23	21
Total liabilities	4,977	5,131
Commitments and contingencies (see notes)
Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, no par value, 160,000,000 shares authorized; 88,765,629 and 78,228,339 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,191	918
Accumulated other comprehensive loss	(7)	(7)
Retained earnings	1,037	1,000
Total equity	2,221	1,911
Total liabilities and equity	$7,198	$7,042

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$85	$93
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151	148
Increase (decrease) in net liabilities from price risk management activities	63	(84)
Regulatory deferrals—price risk management activities	(63)	84
Deferred income taxes	22	20
Pension and other postretirement benefits	19	17
Allowance for equity funds used during construction	(9)	(15)
Regulatory deferral of settled derivative instruments	2	6
Other non-cash income and expenses, net	11	9
Changes in working capital:
Decrease in accounts receivable and unbilled revenues	32	55
Increase in inventories	(19)	(20)
(Increase) decrease in margin deposits, net	(17)	7
Decrease in accounts payable and accrued liabilities	(22)	(29)
Other working capital items, net	7	6
Cash received to be returned to customers pursuant to the Residential Exchange Program	—	14
Other, net	(14)	(9)
Net cash provided by operating activities	248	302
Cash flows from investing activities:
Capital expenditures	(313)	(501)
Distribution from Nuclear decommissioning trust	50	—
Sales tax refund received related to Tucannon River Wind Farm	23	—
Sales of Nuclear decommissioning trust securities	7	9
Purchases of Nuclear decommissioning trust securities	(7)	(10)
Proceeds from sale of property	—	4
Other, net	2	4
Net cash used in investing activities	(238)	(494)

See accompanying notes to condensed consolidated financial statements.

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	$271	$—
Proceeds from issuance of long-term debt	145	225
Payments on long-term debt	(387)	—
Dividends paid	(44)	(43)
Net cash (used in) provided by financing activities	(15)	182
Decrease in cash and cash equivalents	(5)	(10)
Cash and cash equivalents, beginning of period	127	107
Cash and cash equivalents, end of period	$122	$97

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$56	$45
Cash paid for income taxes	1	11
Non-cash investing and financing activities:
Accrued capital additions	58	105
Accrued dividends payable	27	23

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity in the state of Oregon. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to obtain reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. PGE’s corporate headquarters are located in Portland, Oregon and its approximately 4,000 square mile, state-approved service area allocation is located entirely within the state of Oregon, encompassing 52 incorporated cities, of which Portland and Salem are the largest. As of June 30, 2015, PGE served 848,600 retail customers with a service area population of approximately 1.8 million, comprising approximately 46% of the state’s population.

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

To conform with the 2015 presentation, PGE has separately presented Increase in inventories of $20 million from Other working capital items, net and collapsed Decoupling mechanism deferrals, net of amortization of $3 million into Other non-cash income and expenses, net in the operating activities section of the condensed consolidated statement of cash flows for the six months ended June 30, 2014.

The financial information included herein for the three and six month periods ended June 30, 2015 and 2014 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated statements of income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs may not be reflective of amounts to be recognized for a full year. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale energy and natural gas, interim financial results do not necessarily represent those to be expected for the year. The financial information as of December 31, 2014 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 13, 2015, which should be read in conjunction with such condensed consolidated financial statements.

Comprehensive Income

PGE had no material components of other comprehensive income to report for the three and six month periods ended June 30, 2015 and 2014.

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

Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), creates a new Topic 606 and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized that consists of: i) identify the contract with the customer; ii) identify the performance obligations in the contract; iii) determine the transaction price; iv) allocate the transaction price to the performance obligations; and v) recognize revenue when or as each performance obligation is satisfied. Companies can transition to the requirements of this ASU either retrospectively or as a cumulative-effect adjustment as of the date of adoption, which was originally January 1, 2017 for the Company. In June 2015, the Financial Accounting Standards Board (FASB) voted to defer the effective date by one year, with early adoption permitted as of the original effective date. The final ASU reflecting these changes is expected to be issued later this year. The Company is in the process of evaluating the impact to its consolidated financial position, consolidated results of operations, and consolidated cash flows of the adoption of ASU 2014-09.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The provisions of ASU 2015-03 are effective for fiscal years beginning after December 15, 2015, or January 1, 2016 for PGE, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The provisions should be applied on a retrospective basis. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle, which includes: i) the nature of and reason for the change in accounting principle; ii) the transition method; iii) a description of the prior-period information that has been retrospectively adjusted; and iv) the effect of the change on the financial statement line items. The adoption of the provisions of ASU 2015-03 is not expected to have a material impact on PGE’s consolidated financial position, consolidated results of operation, or consolidated cash flows.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07), which removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Instead, such disclosures are restricted only to investments that the entity has decided to measure using the practical expedient. This standard is effective for interim and annual periods beginning after December 15, 2015. PGE will adopt the amendments contained in ASU 2015-07 on January 1, 2016, which is not expected to have an impact on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory (ASU 2015-11), which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, or January 1, 2017 for PGE, and interim periods within those fiscal years. Early adoption is

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

permitted. The Company is in the process of evaluating the impact to its consolidated financial position, consolidated results of operations, and consolidated cash flows of the adoption of ASU 2015-11.

NOTE 2: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable is net of an allowance for uncollectible accounts of $6 million as of June 30, 2015 and December 31, 2014.

The activity in the allowance for uncollectible accounts is as follows (in millions):

	Six Months Ended June 30,
	2015	2014
Balance as of beginning of period	$6	$6
Provision, net	3	4
Amounts written off, less recoveries	(3)	(3)
Balance as of end of period	$6	$7

Inventories

PGE’s inventories, which are recorded at average cost, consist primarily of materials and supplies for use in operations, maintenance, and capital activities and fuel for use in generating plants. Fuel inventories include natural gas, coal, and oil. Periodically, the Company assesses the realizability of inventory for purposes of determining that inventory is recorded at the lower of average cost or market. During the six months ended June 30, 2015, the Company’s inventory balance increased largely as a result of contractual deliveries of coal exceeding usage due to plant maintenance and economic dispatch decisions.

Other Current Assets

Other current assets consist of the following (in millions):

	June 30, 2015	December 31, 2014
Prepaid expenses	$32	$39
Current deferred income tax asset	33	33
Margin deposits	28	11
Accrued sales tax refund related to Tucannon River Wind Farm	—	23
Assets from price risk management activities	3	6
Other	1	3
Other current assets	$97	$115

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	June 30, 2015	December 31, 2014
Electric utility plant	$8,301	$8,161
Construction work-in-progress	557	417
Total cost	8,858	8,578
Less: accumulated depreciation and amortization	(2,984)	(2,899)
Electric utility plant, net	$5,874	$5,679

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $209 million and $191 million as of June 30, 2015 and December 31, 2014, respectively. Amortization expense related to intangible assets was $9 million and $6 million for the three months ended June 30, 2015 and 2014, respectively, and $18 million and $12 million for the six months ended June 30, 2015 and 2014, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	June 30, 2015			December 31, 2014
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$98		$186	$100		$121
Pension and other postretirement plans	—		237	—		247
Deferred income taxes	—		87	—		86
Debt issuance costs	—		17	—		15
Deferred capital projects	10		—	19		—
Other	9		25	14		25
Total regulatory assets	$117		$552	$133		$494
Regulatory liabilities:
Asset retirement removal costs	$—		$824	$—		$804
Trojan decommissioning activities	21		24	23		34
Asset retirement obligations	—		42	—		39
Other	32		33	37		29
Total regulatory liabilities	$53	*	$923	$60	*	$906

*	Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	June 30, 2015	December 31, 2014
Regulatory liabilities—current	$53	$60
Accrued employee compensation and benefits	43	51
Accrued interest payable	25	26
Accrued dividends payable	27	23
Accrued taxes payable	21	22
Other	59	54
Total accrued expenses and other current liabilities	$228	$236

Asset Retirement Obligations

Asset retirement obligations (AROs) consist of the following (in millions):

	June 30, 2015	December 31, 2014
Trojan decommissioning activities	$43	$41
Utility plant	81	64
Non-utility property	11	11
Asset retirement obligations	$135	$116

Utility plant represents AROs that have been recognized for the Company’s thermal and wind generation sites and distribution and transmission assets where disposal is governed by environmental regulation.

The United States Environmental Protection Agency (EPA) published a final rule, effective October 19, 2015, that regulates Coal Combustion Residuals (CCRs) under the Resource Conservation and Recovery Act, Subtitle D. The new rule imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and not closed. The rule’s requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events.

Based on a preliminary evaluation, the Company believes the rule will not have a material effect on operations at Boardman, which produce dry CCRs. Disposal of the dry CCRs occurs at an on-site landfill that is currently permitted and regulated by the State of Oregon under requirements similar to the new CCR rule.

Colstrip utilizes wet scrubbers and a number of settlement ponds that will require upgrading or closure to meet the new regulatory requirements. The operator of Colstrip has provided an initial cost estimate related to the impacts of the new CCR rule. As a result, during the second quarter of 2015, the Company recorded an increase to the existing Colstrip AROs in the amount of $15 million, with a corresponding increase in the cost basis of the plant, included in Electric utility plant, net on the consolidated balance sheet. PGE plans to seek recovery in customer prices of the incremental costs associated with the new rule.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Credit Facilities

During the first quarter of 2015, PGE determined that a $500 million aggregate revolving credit facility capacity would be sufficient to meet its liquidity needs and accordingly, in March 2015, reduced its aggregate revolving credit capacity from $700 million to $500 million. As of June 30, 2015, PGE has a $500 million revolving credit facility, which is scheduled to expire in November 2019.

Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes and as backup for commercial paper borrowings, and also permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the credit facility. The revolving credit facility contains provisions for two, one-year extensions subject to approval by the banks, requires annual fees based on PGE’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of June 30, 2015, PGE was in compliance with this covenant with a 50.4% debt-to-total capital ratio.

PGE classifies any borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets. As of June 30, 2015, PGE had no borrowings or commercial paper outstanding, $38 million of letters of credit issued, and an aggregate available capacity under the credit facility of $462 million.

In addition, PGE has two $30 million letter of credit facilities, under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. As of June 30, 2015, $59 million of letters of credit had been issued under these facilities.

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

Long-term Debt

During the six months ended June 30, 2015, PGE had the following long-term debt transactions:

•	In June, repaid $200 million of long-term bank loans;

•	In May, issued $70 million of 3.50% Series First Mortgage Bonds (FMBs) due 2035 and repaid $67 million of 6.80% Series FMBs, due January 2016;

•	In February, repaid $50 million of long-term bank loans; and

•	In January, issued $75 million of 3.55% Series FMBs due 2030 and repaid $70 million of 3.46% Series FMBs.

On July 10, 2015, the Company repaid the remaining outstanding balance of long-term bank loans in the amount of $55 million.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Pension and Other Postretirement Benefits

Components of net periodic benefit cost are as follows (in millions):

	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2015	2014	2015	2014	2015	2014
Three Months Ended June 30:
Service cost	$5	$3	$1	$1	$—	$—
Interest cost	8	8	1	1	1	1
Expected return on plan assets	(10)	(10)	(1)	(1)	—	—
Amortization of prior service cost	—	—	—	1	—	—
Amortization of net actuarial loss	5	5	—	—	—	—
Net periodic benefit cost	$8	$6	$1	$2	$1	$1
Six Months Ended June 30:
Service cost	$9	$7	$2	$1	$—	$—
Interest cost	16	17	2	2	1	1
Expected return on plan assets	(20)	(20)	(1)	(1)	—	—
Amortization of prior service cost	—	—	—	1	—	—
Amortization of net actuarial loss	10	9	—	—	—	—
Net periodic benefit cost	$15	$13	$3	$3	$1	$1

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate fair value as of June 30, 2015 and December 31, 2014, and then classifies these financial assets and liabilities based on a fair value hierarchy. The fair value hierarchy is used to prioritize the inputs to the valuation techniques used to measure fair value. These three levels and application to the Company are discussed below.

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

PGE recognizes transfers between levels in the fair value hierarchy as of the end of the reporting period for all its financial instruments. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels during the three and six month periods ended June 30, 2015 and 2014, except those transfers from Level 3 to Level 2 presented in this note.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust: (1)
Money market funds	$—	$16	$—	$16
Debt securities:
Domestic government	4	9	—	13
Corporate credit	—	11	—	11
Non-qualified benefit plan trust: (2)
Equity securities—domestic	5	2	—	7
Debt securities—domestic government	1	—	—	1
Assets from price risk management activities: (1) (3)
Electricity	—	3	1	4
Natural gas	—	—	—	—
	$10	$41	$1	$52
Liabilities—Liabilities from price risk management activities: (1) (3)
Electricity	$—	$20	$132	$152
Natural gas	—	99	37	136
	$—	$119	$169	$288

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Excludes insurance policies of $27 million, which are recorded at cash surrender value.

(3)	For further information, see Note 4, Price Risk Management.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

			Valuation Technique	Significant Unobservable Input	Price per Unit
	Fair Value						Weighted Average
Commodity Contracts	Assets	Liabilities			Low	High
	(in millions)
As of June 30, 2015:
Electricity physical forward	$—	$131	Discounted cash flow	Electricity forward price (per MWh)	$12.97	$66.27	$31.43
Natural gas financial swaps	—	37	Discounted cash flow	Natural gas forward price (per Decatherm)	2.40	4.33	2.90
Electricity financial futures	1	1	Discounted cash flow	Electricity forward price (per MWh)	21.35	37.90	30.56
	$1	$169
As of December 31, 2014:
Electricity physical forward	$—	$77	Discounted cash flow	Electricity forward price (per MWh)	$11.97	$122.72	$37.43
Natural gas financial swaps	—	21	Discounted cash flow	Natural gas forward price (per Decatherm)	2.88	4.86	3.41
Electricity financial futures	1	3	Discounted cash flow	Electricity forward price (per MWh)	11.97	39.26	27.88
	$1	$101

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance as of the beginning of the period	$148	$131	$100	$139
Net realized and unrealized losses (gains)*	20	(44)	70	(55)
Transfers out of Level 3 to Level 2	—	2	(2)	5
Balance as of the end of the period	$168	$89	$168	$89

*
Contains nominal amounts of realized losses. Both realized and unrealized losses (gains) are recorded in Purchased power and fuel expense in the condensed consolidated statements of income of which the unrealized portion is fully offset by the effects of regulatory accounting until settlement of the underlying transactions.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the three and six months ended June 30, 2015 and 2014, there were no transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers in and transfers out of Level 3 at the end of the reporting period for all of its financial instruments. Transfers from Level 2 to Level 1 for the Company’s price risk management assets and liabilities do not occur as quoted prices are not available for identical instruments. As such, the Company’s assets and liabilities from price risk management activities mature and settle as Level 2 fair value measurements.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The fair value of the Company’s FMBs and Pollution Control Bonds is classified as a Level 2 fair value measurement and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to PGE for debt of similar remaining maturities. The fair value of PGE’s unsecured term bank loans is classified as Level 3 and is estimated based on the terms of the loans and the Company’s creditworthiness. These significant unobservable inputs to the Level 3 fair value measurement include the interest rate and the length of the loan. The estimated fair value of the Company’s unsecured term bank loans approximates their carrying value.

As of June 30, 2015, the carrying amount of PGE’s long-term debt was $2,259 million and its estimated aggregate fair value was $2,568 million, consisting of $2,513 million and $55 million classified as Level 2 and Level 3, respectively, in the fair value hierarchy. As of December 31, 2014, the carrying amount of PGE’s long-term debt was $2,501 million and its estimated aggregate fair value was $2,901 million, consisting of $2,596 million and $305 million classified as Level 2 and Level 3, respectively, in the fair value hierarchy.

NOTE 4: PRICE RISK MANAGEMENT

PGE participates in the wholesale marketplace in order to balance its supply of power, which consists of its own generation combined with wholesale market transactions, to meet the needs of its retail customers and manage risk. Such activities include fuel and power purchases and sales resulting from economic dispatch decisions for Company-owned generation. As a result, PGE is exposed to commodity price risk and foreign currency exchange rate risk, from which changes in prices and/or rates may affect the Company’s financial position, results of operations, or cash flows.

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

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	June 30, 2015		December 31, 2014
Current assets:
Commodity contracts:
Electricity	$3		$4
Natural gas	—		2
Total current derivative assets	3	(1)	6	(1)
Noncurrent assets:
Commodity contracts:
Electricity	1		1
Total noncurrent derivative assets	1	(2)	1	(2)
Total derivative assets not designated as hedging instruments	$4		$7
Total derivative assets	$4		$7
Current liabilities:
Commodity contracts:
Electricity	$38		$54
Natural gas	63		52
Total current derivative liabilities	101		106
Noncurrent liabilities:
Commodity contracts:
Electricity	114		58
Natural gas	73		64
Total noncurrent derivative liabilities	187		122
Total derivative liabilities not designated as hedging instruments	$288		$228
Total derivative liabilities	$288		$228

(1)	Included in Other current assets on the condensed consolidated balance sheets.

(2)	Included in Other noncurrent assets on the condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle through 2035, were as follows (in millions):

	June 30, 2015		December 31, 2014
Commodity contracts:
Electricity	12	MWh	16	MWh
Natural gas	129	Decatherms	127	Decatherms
Foreign currency	$7	Canadian	$7	Canadian

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

Information related to Price risk management liabilities subject to master netting agreements is as follows (in millions):

				Gross Amounts Not Offset in
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Condensed Consolidated
				Balance Sheets		Net Amount
				Derivatives	Cash Collateral(1)
As of June 30, 2015:
Liabilities:
Commodity contracts:
Electricity(2)	$117	$—	$117	$(117)	$—	$—
Natural gas(2)	13	—	13	(13)	—	—
	$130	$—	$130	$(130)	$—	$—

As of December 31, 2014:
Liabilities:
Commodity contracts:
Electricity(2)	$55	$—	$55	$(55)	$—	$—
Natural gas(2)	17	—	17	(17)	—	—
	$72	$—	$72	$(72)	$—	$—

(1)	As of June 30, 2015 and December 31, 2014, PGE had posted collateral in the amount of $13 million and $11 million, respectively, which consisted entirely of letters of credit.

(2)	Included in Liabilities from price risk management activities—current and Liabilities from price risk management activities—noncurrent.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are recorded in Purchased power and fuel in the condensed consolidated statements of income and were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commodity contracts:
Electricity	$29	$(38)	$70	$(29)
Natural Gas	—	(6)	44	(42)

Net unrealized and certain net realized losses (gains) presented in the preceding table are offset within the condensed consolidated statements of income by the effects of regulatory accounting. Of the net losses (gains) recognized in Net income for the three month periods ended June 30, 2015 and 2014, net losses of $33 million and $52 million, respectively, have been offset. Net losses of $116 million and $64 million have been offset for the six month periods ended June 30, 2015 and 2014, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of June 30, 2015 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
Commodity contracts:
Electricity	$22	$19	$7	$6	$6	$88	$148
Natural gas	37	61	31	6	1	—	136
Net unrealized loss	$59	$80	$38	$12	$7	$88	$284

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2015 was $274 million, for which PGE has posted $56 million in collateral, consisting of $44 million in letters of credit and $12 million in cash. If the credit-risk-related contingent features underlying these agreements were triggered at June 30, 2015, the cash requirement to either post as collateral or settle the instruments immediately would have been $261 million. As of June 30, 2015, PGE had posted a nominal amount of cash collateral for derivative instruments with no credit-risk related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheet.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Counterparties representing 10% or more of Assets and Liabilities from price risk management activities were as follows:

	June 30, 2015	December 31, 2014
Assets from price risk management activities:
Counterparty A	66%	63%
Counterparty B	3	14
	69%	77%
Liabilities from price risk management activities:
Counterparty C	40%	22%
Counterparty D	5	12
	45%	34%

See Note 3, Fair Value of Financial Instruments, for additional information concerning the determination of fair value for the Company’s Assets and Liabilities from price risk management activities.

NOTE 5: EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of: i) employee stock purchase plan shares; ii) unvested time-based and performance-based restricted stock units, along with related dividend equivalent rights; and iii) shares issuable pursuant to an equity forward sale agreement (EFSA). See Note 6, Equity, for additional information on the EFSA and its impact on earnings per share. Unvested performance-based restricted stock units and associated dividend equivalent rights are included in dilutive potential common shares only after the performance criteria have been met. For the three and six month periods ended June 30, 2015, unvested performance-based restricted stock units and related dividend equivalent rights of approximately 306,000 were excluded from the dilutive calculation because the performance goals had not been met, with 365,000 excluded for the three and six month periods ended June 30, 2014.

Net income attributable to common shareholders is the same for both the basic and diluted earnings per share computations. The reconciliations of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average common shares outstanding—basic	80,745	78,183	79,515	78,154
Dilutive effect of potential common shares	—	1,868	—	1,588
Weighted-average common shares outstanding—diluted	80,745	80,051	79,515	79,742

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 6: EQUITY

The activity in equity during the six months ended June 30, 2015 and 2014 is as follows (dollars in millions):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2014	78,228,339	$918	$(7)	$1,000	$1,911
Issuance of common stock, net of issuance costs of $12	10,400,000	271	—	—	271
Issuances of shares pursuant to equity-based plans	137,290	1	—	—	1
Stock-based compensation	—	1	—	—	1
Dividends declared	—	—	—	(48)	(48)
Net income	—	—	—	85	85
Balances as of June 30, 2015	88,765,629	$1,191	$(7)	$1,037	$2,221

Balances as of December 31, 2013	78,085,559	$911	$(5)	$913	$1,819
Issuances of shares pursuant to equity-based plans	116,682	—	—	—	—
Stock-based compensation	—	3	—	—	3
Dividends declared	—	—	—	(44)	(44)
Net income	—	—	—	93	93
Balances as of June 30, 2014	78,202,241	$914	$(5)	$962	$1,871

During the second quarter of 2015, PGE physically settled in full the EFSA, with the issuance of 10,400,000 shares of common stock in exchange for net proceeds of $271 million. Prior to settlement, the potentially issuable shares pursuant to the EFSA were reflected in PGE’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PGE’s common stock used in calculating diluted earnings per share for a reporting period are increased by the number of shares, if any, that would be issued upon physical settlement of the EFSA less the number of shares that could be purchased by PGE in the market with the proceeds received from issuance (based on the average market price during that reporting period).

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

In June 2015, based on a motion filed by PGE, the Marion County Circuit Court lifted the abatement and set oral argument on the Company’s motion for Summary Judgment to occur on July 27, 2015.

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

Pacific Northwest Refund Proceeding

In response to the Western energy crisis of 2000-2001, the FERC initiated, beginning in 2001, a series of adjudicatory and investigative proceedings to determine whether refunds are warranted for bilateral sales of electricity in the Pacific Northwest wholesale spot market during the period December 25, 2000 through June 20, 2001. In an order issued in 2003, the FERC denied refunds. Various parties appealed the order to the Ninth Circuit Court of Appeals and, on appeal, the Court remanded the issue of refunds to the FERC for further consideration.

On remand, in 2011 and thereafter, the FERC issued several procedural orders that established an evidentiary hearing, defined the scope of the hearing, expanded the refund period to include January 1, 2000 through December 24, 2000 for certain types of claims, and described the burden of proof that must be met to justify abrogation of the contracts at issue and the imposition of refunds. Those orders included a finding by the FERC that the Mobile-Sierra public interest standard governs challenges to the bilateral contracts at issue in this proceeding, and the strong presumption under Mobile-Sierra that the rates charged under each contract are just and reasonable would have to be specifically overcome either by: i) a showing that a respondent had violated a contract or tariff and that the violation had a direct connection to the rate charged under the applicable contract; or ii) a showing that the contract rate at issue imposed an excessive burden or seriously harmed the public interest. The FERC also held that a market-wide remedy was not appropriate, given the bilateral contract nature of the Pacific Northwest spot markets. Refund proponents have filed petitions for appeal of these procedural orders with the Ninth Circuit. Those appeals remain pending.

In response to the evidence and arguments presented during the hearing, in May 2015, the FERC issued an order upholding the decision of an Administrative Law Judge that the refund proponents had failed to meet the Mobile-Sierra burden with respect to all but one respondent. That order is subject to requests for rehearing.

The Company has settled all of the direct claims asserted against it in the proceedings for an immaterial amount. The settlements and associated FERC orders have not fully eliminated the potential for so-called “ripple claims,” which have been described by the FERC as “sequential claims against a succession of sellers in a chain of purchases that are triggered if the last wholesale purchaser in the chain is entitled to a refund.” However, the FERC has acknowledged that the potential for such ripple claims is “speculative” and the Company believes that ripple claims made against it, if any, are unlikely to be successful under the FERC orders currently in effect. Accordingly, unless those FERC orders are overturned or modified, the Company does not believe that it will incur any material loss in connection with this matter.

Management cannot predict the outcome of the various pending appeals and remands concerning this matter. If, on rehearing, appeal, or subsequent remand, the Ninth Circuit or the FERC were to reverse previous FERC rulings and find that the Mobile-Sierra standard is not applicable or that a market-wide remedy is appropriate, it is possible that additional refund claims could be asserted against the Company. However, management cannot predict, under such circumstances, which contracts would be subject to refunds, the basis on which refunds would be ordered, or how such refunds, if any, would be calculated. Further, management cannot predict whether any current respondents, if

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

ordered to make refunds, would pursue additional refund claims against their suppliers, and, if so, what the basis or amounts of such potential refund claims against the Company would be. Due to these uncertainties, sufficient information is currently not available to determine PGE’s liability, if any, or to estimate a range of reasonably possible loss.

EPA Investigation of Portland Harbor

In 1997, an investigation by the EPA of a segment of the Willamette River known as Portland Harbor revealed significant contamination of river sediments. The EPA subsequently included Portland Harbor on the National Priority List pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) as a federal Superfund site and listed 69 Potentially Responsible Parties (PRPs). PGE was included among the PRPs as it has historically owned or operated property near the river. In 2008, the EPA requested information from various parties, including PGE, concerning additional properties in or near the original segment of the river under investigation as well as several miles beyond. Subsequently, the EPA has listed additional PRPs, which now number over one hundred.

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

DEQ Investigation of Downtown Reach

The Oregon Department of Environmental Quality (DEQ) has executed a memorandum of understanding with the EPA to administer and enforce clean-up activities for portions of the Willamette River that are upriver from the Portland Harbor Superfund site (the Downtown Reach). In 2010, the DEQ issued an order requiring PGE to perform an investigation of certain portions of the Downtown Reach. PGE completed this investigation in 2011 and entered into a consent order with the DEQ in 2012 to conduct a feasibility study of alternatives for remedial action for the portions of the Downtown Reach that were included within the scope of PGE’s investigation.

Following the DEQ’s evaluation of a draft feasibility study, PGE submitted a final feasibility study report to the DEQ in September 2014, which described possible remediation alternatives that ranged in estimated cost from $3 million to $8 million. Based on the estimated cost of the alternative recommended by the Company in the feasibility study report, PGE recorded a $3 million reserve for this matter in 2014 and established a regulatory asset of $3 million for future recovery in prices. In April 2015, the DEQ issued its Record of Decision in which it selected the remedy recommended in the feasibility study report.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The final order issued by the OPUC in the 2015 General Rate Case (GRC) included revenues to offset the amortization of the regulatory asset over a two year period that began January 1, 2015. As of June 30, 2015, the Company has a regulatory asset of $2 million remaining for future recovery of costs related to the Downtown Reach. The 2016 GRC filing provides for the possibility of revising the recovery if costs vary from what was estimated.

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

NOTE 8: GUARANTEES

PGE enters into financial agreements and power and natural gas purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of June 30, 2015, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

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

•	changes in the availability and price of wholesale power and fuels, including natural gas, coal, and oil, and the impact of such changes on the Company’s power costs;

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

•
future laws, regulations, and proceedings that could increase the Company’s costs of operating its thermal generating plants, or affect the operations of such plants by imposing requirements for additional emissions controls or significant emissions fees or taxes, particularly with respect to coal-fired generating facilities, in order to mitigate carbon dioxide, mercury and other gas emissions;

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

•	employee workforce factors, including potential strikes, work stoppages, transitions in senior management, and the number of employees approaching retirement;

•	new federal, state and local laws that could have adverse effects on operating results;

•	political and economic conditions;

•	natural disasters and other risks such as earthquake, flood, drought, lightning, wind, and fire;

•	changes in financial or regulatory accounting principles or policies imposed by governing bodies; and

•	acts of war or terrorism.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, PGE undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors or assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

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

Capital Requirements and Financing—Carty Generating Station (Carty) is a 440 MW natural gas-fired baseload resource under construction, which is located in Eastern Oregon adjacent to Boardman. This project is currently on budget at an estimated total cost of $450 million, excluding AFDC, and is expected to be online in the second quarter of 2016. As of June 30, 2015, $385 million, including $27 million of AFDC, is included in construction work-in-process for Carty. The Company filed for recovery of costs related to this project in the 2016 GRC.

In total, the Company’s 2015 capital expenditures are expected to approximate $598 million, which includes an estimated $165 million related to Carty. For additional information regarding estimated capital expenditures, see “Capital Requirements” in the Liquidity and Capital Resources section of this Item 2.

PGE expects to fund 2015 estimated capital expenditures and repayments of long-term debt with a combination of cash from operations, which is expected to range from $455 million to $495 million, and proceeds from the issuances of equity and debt securities. For additional information, see “Liquidity” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 2.

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

On February 12, 2015, PGE filed with the OPUC a 2016 GRC, which is based on a 2016 test year and includes costs related to Carty. The Company’s request, when combined with other supplemental tariff changes, would result in an increase in annual revenues of $66 million. Such change would result in an approximate 3.7% overall increase relative to currently approved prices. PGE proposed a capital structure of 50% debt and 50% equity, a return on equity of 9.9%, a cost of capital of 7.67%, and a rate base of approximately $4.5 billion.

In June 2015, a partial stipulation was filed covering agreements reached among PGE, OPUC Staff, and other parties on a variety of issues in the proceeding, including, with certain conditions, cost recovery of the Carty Generating Station. In addition, PGE has updated load forecasts and filed revised 2016 power cost estimates.

The net increase in annual revenue requirement as originally proposed in the Company’s initial filing and as revised consists of the following (in millions):

	As Filed February 12, 2015		Stipulations and Updates	As Revised July 15, 2015
Carty	$83		$2	$85
Base business cost	39		(21)	18
Supplemental tariff updates	(56)	*	(6)	(62)
Annual revenue requirement, net	$66		$(25)	$41

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

On July 20, 2015, PGE notified the OPUC that the parties have reached a settlement in principle of all remaining revenue requirement matters in the 2016 GRC, with the exception of one power cost issue. The parties also proposed a schedule for resolving the remaining power cost issue. A stipulation reflecting the details of the settlement is expected to be filed with the OPUC within the next few weeks. Prior to the OPUC’s final order, the Company will provide final updates to the load and power cost forecasts.

The above described stipulations with respect to the 2016 GRC are subject to OPUC approval. Regulatory review of the 2016 GRC will continue throughout 2015, with a final order expected to be issued by the OPUC by mid-December 2015. New customer prices are expected to become effective in 2016, with an initial price decrease January 1 and a price increase effective when Carty becomes operational, which is expected in the second quarter of 2016.

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

The impact of seasonal weather conditions on demand for electricity can cause the Company’s revenues and income from operations to fluctuate from period to period. PGE is a winter-peaking utility that typically experiences its highest retail energy sales during the winter heating season, although a slightly lower peak occurs in the summer that generally results from air conditioning demand. Price changes and customer usage patterns, which can be affected by the economy, also have an effect on revenues while the availability and price of purchased power, hydro and wind generation and fuel costs for thermal plants can affect income from operations.

Customers and Demand—The 0.8% increase in retail energy deliveries for the first half of 2015 compared with the first half of 2014 was driven by a 9.6% increase in industrial energy deliveries combined with a 1.3% increase in commercial deliveries, and largely offset by a 4.5% decrease in residential energy deliveries. Higher industrial energy deliveries were driven by increased demand from the high tech, paper, food, and transportation manufacturing sectors, while higher commercial energy deliveries were driven by warmer weather in June 2015.

The 4.5% overall decline in residential energy deliveries during the first half of 2015, as compared with the first half of 2014, was driven by the effects of warmer weather in 2015 discussed as follows:

•
During the first quarter of 2015, warmer weather caused heating degree-days, an indication of the extent to which customers are likely to have used electricity for heating, to be 22% lower than the first quarter of 2014 and 21% below average. According to the National Oceanic and Atmospheric Administration’s (NOAA’s) climatological rankings, the 3-month period of January through March 2015 was the warmest on record for the State of Oregon. As a result, residential energy deliveries for the first quarter of 2015 were 11.2% lower than the first quarter of 2014.

•
During the second quarter of 2015, warmer weather, particularly in June, caused cooling degree-days, an indication of the extent to which customers are likely to have used electricity for cooling, to be 263% higher than the second quarter of 2014 and 196% above average. According to NOAA’s climatological rankings, the 3-month period of April through June 2015 was the third warmest on record for the State of Oregon, with June 2015 the warmest June on record. As a result, residential energy deliveries for the second quarter of 2015 were 4.9% higher than the second quarter of 2014.

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

The following table presents the average number of retail customers by customer class, and corresponding energy deliveries, for the periods indicated and includes customers purchasing their energy from Electricity Service Suppliers (ESSs):

	Six Months Ended June 30,
	2015		2014		% Increase (Decrease)in Energy Deliveries
	Average Number of Customers	Retail Energy Deliveries*	Average Number of Customers	Retail Energy Deliveries*
Residential	740,188	3,559	734,218	3,726	(4.5)%
Commercial	105,082	3,640	104,674	3,595	1.3%
Industrial	262	2,255	260	2,058	9.6%
Total	845,532	9,454	839,152	9,379	0.8%

*	In thousands of MWh.

Power Operations—To meet the energy needs of its retail customers, the Company utilizes a combination of its own generating resources and wholesale market transactions. Based on numerous factors, including plant availability, customer demand, river flows, wind conditions, and current wholesale prices, PGE makes economic dispatch decisions continuously in an effort to obtain reasonably-priced power for its retail customers. In addition, PGE’s thermal generating plants require varying levels of annual maintenance, during which the respective plant is unavailable to provide power. As a result, the amount of power generated and purchased in the wholesale market to meet the Company’s retail load requirement can vary from period to period. Plant availability approximated 90% and 89% during the first half of 2015 and 2014, respectively, for those plants PGE operates. Plant availability of Colstrip Units 3 and 4, of which the Company has a 20% ownership interest and does not operate, approximated 93% and 87% during the first half of 2015 and 2014, respectively.

During the first half of 2015, the Company’s generating plants provided approximately 49% of its retail load requirement compared with 46% in the first half of 2014. The increase in the proportion of power generated to meet the Company’s retail load requirement was largely the result of a lower amount of thermal generation being economically displaced by lower-cost purchased power during the first half of 2015 relative to the first half of 2014.

Energy expected to be received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects is projected annually in the Annual Power Cost Update Tariff (AUT). Any excess in such hydro generation from that projected in the AUT normally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. Energy received from these hydro resources fell below projected levels included in the PGE’s AUT by 6% for the first half of 2015 and exceeded projected levels by 2% for the first half of 2014, and provided 19% and 20% of the Company’s retail load requirement for first half of 2015 and 2014, respectively. Energy from hydro resources is expected to be below projected levels included in the AUT for 2015.

Energy expected to be received from PGE-owned wind generating resources (Biglow Canyon and Tucannon River) is projected annually in the AUT. Any excess in wind generation from that projected in the AUT normally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. Energy received from wind generating resources fell short of that projected in PGE’s AUT by 27% for the first half of 2015 and 5% for the first half of 2014, and provided approximately 9% and 7% of the Company’s retail load requirement during the first half of 2015 and 2014, respectively.

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

For the first half of 2015, actual NVPC was approximately $2 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2015 is currently estimated to be below baseline NVPC, but within the deadband range. Accordingly, no estimated collection from, or refund to, customers is expected under the PCAM for 2015.

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

In December 2014, the EPA signed a final rule, which becomes effective October 19, 2015, that regulates Coal Combustion Residuals (CCRs) under the Resource Conservation and Recovery Act. Based on a preliminary evaluation, the Company believes the rule will not have a material effect on operations at Boardman, which produce dry CCRs. Disposal of the dry CCRs occurs at an on-site landfill that is currently permitted and regulated by the State of Oregon under requirements similar to the new CCR rule. The Company has been informed, however, that this rule will have an effect on operations at Colstrip, which produce wet CCRs. The operator of Colstrip has provided the Company with an initial cost estimate related to the impacts of the new CCR rule. As a result, during the second quarter of 2015, the Company recorded an increase to the existing Colstrip AROs in the amount of $15 million, with a corresponding increase in the cost basis of the plant, included in Electric utility plant, net on the consolidated balance sheet. PGE plans to seek recovery in customer prices of the incremental costs associated with the new rule. For further information, see “Asset Retirement Obligations” in Note 2, Balance Sheet Components, in the Notes to Condensed Consolidated Financial Statements.

The following discussion highlights certain regulatory items that have impacted the Company’s revenues, results of operations, or cash flows for the second quarter of 2015 compared to the second quarter of 2014 or have affected retail customer prices, as authorized by the OPUC. In some cases, the Company has deferred the related expenses or benefits as regulatory assets or liabilities, respectively, for later amortization and inclusion in customer prices, pending OPUC review and authorization.

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

On April 1, 2015, PGE submitted to the OPUC a RAC filing requesting revenue requirements related to a new, 1.2 MW solar facility. Concurrent with this filing, PGE also requested authorization to engage in a property sale as part of a sale-leaseback agreement for the facility. The Company estimates that overall annual impact to customer prices of this RAC filing will be an approximately $2 million reduction in revenues.

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

For the six months ended June 30, 2015, the Company has recorded an estimated collection of $2 million. Any resulting collection from (or refund to) customers for the 2015 year would begin January 1, 2017.

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

Boardman Operating Life Adjustment—As part of the 2014 GRC, the incremental depreciation expense that resulted from the shortened Boardman life was rolled into base customer prices, while recovery of the decommissioning costs continue under this separate tariff. During the second quarter of 2014, the OPUC approved the request for recovery of additional decommissioning costs that resulted from the acquisition of the additional 15% interest in Boardman on December 31, 2013, which was expected to result in approximately $3 million additional revenue in 2014. The tariff also provides for annual updates to decommissioning revenue requirements with revised prices to take effect each January 1.

On December 31, 2014, PGE acquired an additional 10% ownership share in Boardman previously held by one of the former co-owners. In September 2014, the Company had submitted to the OPUC a request for approval of the annual update of the decommissioning revenue requirements for 2015, which included the additional decommissioning costs related to this incremental 10% ownership. The OPUC authorized the acquisition of the 10% interest in the 2015 GRC order, with recovery of the incremental share of decommissioning costs authorized in the tariff effective January 1, 2015. PGE received authorization from the FERC in November 2014 to consummate the acquisition.

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

The 2013 IRP also incorporates the three new energy and capacity resources, PW2 and Tucannon River, both of which were placed into service in December 2014, and Carty, which is under construction and expected to be placed in service in the second quarter of 2016.

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

Results of Operations

The following table contains condensed consolidated statements of income information for the periods presented (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Revenues, net	$450	100%	$423	100%	$923	100%	$916	100%
Purchased power and fuel	148	33	142	34	309	33	326	36
Gross margin	302	67	281	66	614	67	590	64
Other operating expenses:
Generation, transmission and distribution	66	15	67	16	128	14	121	13
Administrative and other	60	13	56	13	120	13	110	12
Depreciation and amortization	76	17	73	17	151	17	148	16
Taxes other than income taxes	28	6	27	6	58	6	55	6
Total other operating expenses	230	51	223	52	457	50	434	47
Income from operations	72	16	58	14	157	17	156	17
Interest expense*	28	6	23	5	58	6	48	5
Other income:
Allowance for equity funds used during construction	5	1	9	2	9	1	15	1
Miscellaneous income, net	1	—	1	—	2	—	—	—
Other income, net	6	1	10	2	11	1	15	1
Income before income tax expense	50	11	45	11	110	12	123	13
Income tax expense	15	3	10	3	25	3	30	3
Net income	$35	8%	$35	8%	$85	9%	$93	10%

* Net of an allowance for borrowed funds used during construction of $3 million and $5 million for the three months ended June 30, 2015 and 2014, respectively, and $6 million and $9 million for the six months ended June 30, 2015 and 2014, respectively.

Net income was $35 million for the second quarter of 2015 and 2014, with diluted earnings per share of $0.44 and $0.43, respectively. Favorable impacts to Net income for the second quarter of 2015 from increased energy deliveries across all customer classes and the inclusion of two new generation resources in 2015 customer prices were largely offset by the impact of lower NVPC in the second quarter of 2014 when compared to the second quarter of 2015. Actual NVPC approximated baseline NVPC for the second quarter of 2015, while actual NVPC was $11 million below baseline NVPC for the second quarter of 2014 when the region experienced more favorable hydro conditions.

Net income was $85 million, or $1.07 per diluted share, for the first half of 2015, compared with $93 million, or $1.16 per diluted share, for the first half of 2014. The decrease in Net income was driven by a 4.5% decrease in residential energy deliveries resulting from warmer weather in 2015, combined with the impact of lower NVPC in the first half of 2014 when compared to the first half of 2015. Actual NVPC was $2 million below baseline NVPC for the first half of 2015, compared to $14 million below baseline for the first half of 2014. The differences between actual and baseline NVPC for each period is largely due to the differences in actual energy received from hydro and wind generating resources compared to projected levels included in the respective AUT.

Favorable impacts to net income for the first half of 2015 from increased industrial and commercial energy deliveries and the inclusion of two new generation resources in 2015 customer prices partially offset the unfavorable impacts to net income discussed above.

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

Revenues, energy deliveries (presented in MWh), and the average number of retail customers were as follows for the periods presented:

	Three Months Ended June 30,
	2015		2014
Revenues (1) (dollars in millions):
Retail:
Residential	$200	44%	$188	44%
Commercial	167	37	159	38
Industrial	57	13	53	13
Subtotal	424	94	400	95
Other retail revenues, net	(4)	(1)	(4)	(1)
Total retail revenues	420	93	396	94
Wholesale revenues	18	4	17	4
Other operating revenues	12	3	10	2
Total revenues	$450	100%	$423	100%
Energy deliveries (2) (MWh in thousands):
Retail:
Residential	1,628	31%	1,552	32%
Commercial	1,880	36	1,814	37
Industrial	1,161	23	1,057	21
Total retail energy deliveries	4,669	90	4,423	90
Wholesale energy deliveries	538	10	512	10
Total energy deliveries	5,207	100%	4,935	100%
Average number of retail customers:
Residential	740,845	87%	734,716	87%
Commercial	105,999	13	105,662	13
Industrial	261	—	259	—
Total	847,105	100%	840,637	100%

(1)	Includes revenues from customers who purchase their energy from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes energy sold to retail customers and energy delivered to those commercial and industrial customers that purchased their energy from ESSs.

Total revenues increased $27 million, or 6%, for the second quarter of 2015 compared with the second quarter of 2014, largely due to the $24 million increase in Retail revenues resulting from the following:

•
A $22 million increase related to 5.6% higher volumes of energy delivered, with increases in energy deliveries across all customer classes and consisting of 4.9% in residential, 3.6% in commercial, and 9.8% in industrial. After adjusting for the effects of weather, total retail energy deliveries were up 5.8% for the second quarter of 2015 compared with the second quarter of 2014; and

•	A $9 million increase related to a 2.3% increase in average customer prices largely resulting from the 2015 GRC, which became effective January 1, 2015; partially offset by

•
A $7 million decrease related to various supplemental tariff changes, including the return of $5 million to customers in the second quarter of 2015 of proceeds received in connection with the settlement of a legal matter related to the operation of the Independent Spent Fuel Storage Installation (ISFSI) at the Trojan nuclear power plant, which was closed in 1993 (offset in Depreciation and amortization).

Total heating degree-days for second quarter of 2015 were 3% lower than the second quarter of 2014 and 28% below average, while total cooling degree-days for the second quarter of 2015 were 263% higher than the second quarter of 2014 and 196% above average. The following table indicates the number of heating and cooling degree-days for the second quarters of 2015 and 2014, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days		Cooling Degree-days
	2015	2014	2015	2014
April	361	332	2	3
May	133	136	20	25
June	19	62	185	29
Second quarter	513	530	207	57
15-year average for the year-to-date	713	713	70	70

Wholesale revenues result from sales of electricity to utilities and power marketers in conjunction with the Company’s efforts to secure reasonably-priced power for its retail customers, manage risk, and administer its current long-term wholesale contracts. Such sales can vary significantly from period to period as a result of economic conditions, power and fuel prices, hydro and wind conditions, and customer demand. The $1 million, or 6%, increase in Wholesale revenues for the second quarter of 2015 compared with the second quarter of 2014 consisted of a 5% increase in wholesale sales volume, combined with a 3% increase in average wholesale price.

Purchased power and fuel expense increased $6 million, or 4%, for the second quarter of 2015 compared with the second quarter of 2014, and consisted of $9 million related to a 7% increase in total system load, partially offset by $3 million related to a 1% decrease in the average variable power cost per MWh.

The decrease in the average variable power cost to $29.65 per MWh in the second quarter of 2015 from $30.05 per MWh in the second quarter of 2014 was largely due to an increase in lower-cost thermal generation during the second quarter of 2015. Thermal generation was economically displaced with purchased power during the majority of the second quarter of 2014. In addition, an increase in the Company’s wind generating resources from the addition of Tucannon River, partially offset by a decrease in energy received from hydro resources, contributed to the decrease in the average variable power cost per MWh.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows for the periods presented:

	Three Months Ended June 30,
	2015		2014
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	727	15%	367	8%
Natural gas	984	20	43	1
Total thermal	1,711	35	410	9
Hydro	318	6	448	9
Wind	515	10	404	9
Total generation	2,544	51	1,262	27
Purchased power:
Term	1,376	27	2,562	54
Hydro	383	8	489	11
Wind	96	2	102	2
Spot	621	12	294	6
Total purchased power	2,476	49	3,447	73
Total system load	5,020	100%	4,709	100%
Less: wholesale sales	(538)		(512)
Retail load requirement	4,482		4,197

Energy received from hydro resources during the second quarter of 2015, from both PGE-owned generating plants and purchased from mid-Columbia projects, decreased 25% compared with the same period of 2014, and represented 16% and 22% of the Company’s retail load requirement for the second quarters of 2015 and 2014, respectively. During the second quarter of 2015, total energy received from hydro resources fell below projected levels included in the Company’s AUT by 23%, compared with the second quarter of 2014, which exceeded projected levels included in the AUT for 2014 by 4%.

Energy received from PGE-owned wind generating resources (Biglow Canyon and Tucannon River) increased 27% in the second quarter of 2015 compared with the same period of 2014. The increase in such energy received is due to the addition of the Tucannon River wind generating resource in December 2014, which was partially offset by an 18% decline in energy received from Biglow Canyon. Energy received from these wind generating resources represented 11% of the Company’s retail load requirement for the second quarter of 2015, and 10% for the second quarter of 2014. During the second quarters, energy received from wind resources fell short of projected levels included in the AUT by 20% for 2015 and 1% for 2014.

The following table presents the forecast of the April-to-September 2015 runoff (issued July 20, 2015), along with actual for 2014, at particular points of major rivers relevant to PGE’s hydro resources (as a percentage of normal, as measured over the 30-year period from 1981 through 2010):

	Runoff as a Percent of Normal *
Location	2015 Forecast	2014 Actual
Columbia River at The Dalles, Oregon	67%	108%
Mid-Columbia River at Grand Coulee, Washington	74	110
Clackamas River at Estacada, Oregon	50	97
Deschutes River at Moody, Oregon	86	98

*  Volumetric water supply percentages for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC, which consists of Purchased power and fuel expense net of Wholesale revenues, increased $5 million for the second quarter of 2015 compared with the second quarter of 2014. The increase consisted of a 7% increase in total system load, partially offset by a 1% decline in the average variable power cost per MWh and a 5% increase in wholesale sales volume. For the second quarter of 2015, actual NVPC approximated baseline NVPC, while actual NVPC for the second quarter of 2014 was $11 million below baseline NVPC.

Generation, transmission and distribution expense decreased $1 million, or 1%, in the second quarter of 2015 compared with the second quarter of 2014, driven by the timing of the annual planned maintenance outage at Boardman, which occurred in the first quarter of 2015 as opposed the second quarter of 2014, thus reflecting a $3 million reduction in 2015. Partially offsetting this reduction were $2 million higher operation and maintenance expenses in 2015 driven by the addition of PW2 and Tucannon River and $1 million more information technology expenses.

Administrative and other expense increased $4 million, or 7%, in the second quarter of 2015 compared with the second quarter of 2014. The increase resulted from a combination of higher expenses for legal and environmental services, injuries and damages, pension, information technology and other miscellaneous items partially offset by a $2 million reduction in expense resulting from a reduction in the provision for bad debt expense.

Depreciation and amortization expense increased $3 million, or 4%, in the second quarter of 2015 compared with the second quarter of 2014. A $6 million increase resulting from capital additions and $2 million higher expense due to changes in asset retirement obligation assumptions was largely offset by $5 million in amortization of deferred regulatory liabilities for the Trojan spent fuel settlement and ISFSI tax credits. The reduction in expenses resulting from the amortization of the regulatory liabilities is offset by corresponding reductions in revenues.

Taxes other than income taxes expense increased $1 million, or 4%, in the second quarter of 2015 compared with the second quarter of 2014, primarily due to higher franchise fees resulting from higher revenues.

Interest expense increased $5 million, or 22%, in the second quarter of 2015 compared with the second quarter of 2014, with $3 million related to a 16% increase in the average balance of debt outstanding and $2 million related to lower allowance for borrowed funds used during construction. In December 2014, PW2 and Tucannon River were placed into service resulting in a lower average CWIP balance during 2015.

Other income, net declined $4 million in the second quarter of 2015 compared with the second quarter of 2014, driven by a decrease in the allowance for equity funds used during construction resulting from the lower average CWIP balance.

Income tax expense was $15 million in the second quarter of 2015 compared with $10 million in the second quarter of 2014, with effective tax rates of 30.0% and 22.2%, respectively. Higher pre-tax income accounted for a $2 million change while the remainder of the increase in both the income tax expense and the effective tax rate can be attributed to the tax impact of lower AFDC equity.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

Revenues, energy deliveries (presented in MWh), and the average number of retail customers were as follows for the periods presented:

	Six Months Ended June 30,
	2015		2014
Revenues (1) (dollars in millions):
Retail:
Residential	$434	47%	$445	48%
Commercial	322	35	317	35
Industrial	113	12	105	11
Subtotal	869	94	867	94
Other retail revenues, net	(2)	—	(2)	—
Total retail revenues	867	94	865	94
Wholesale revenues	37	4	34	4
Other operating revenues	19	2	17	2
Total revenues	$923	100%	$916	100%
Energy deliveries (2) (MWh in thousands):
Retail:
Residential	3,559	34%	3,726	36%
Commercial	3,640	34	3,595	35
Industrial	2,255	21	2,058	20
Total retail energy deliveries	9,454	89	9,379	91
Wholesale energy deliveries	1,118	11	893	9
Total energy deliveries	10,572	100%	10,272	100%
Average number of retail customers:
Residential	740,188	88%	734,218	88%
Commercial	105,082	12	104,674	12
Industrial	262	—	260	—
Total	845,532	100%	839,152	100%

(1)	Includes revenues from customers who purchase their energy from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes energy sold to retail customers and energy delivered to those commercial and industrial customers that purchased their energy from ESSs.

Total revenues increased $7 million, or 1%, for the first half of 2015 compared with the first half of 2014, with $2 million higher in Retail revenues resulting from the following:

•	An $8 million increase related to a 1% increase in average customer prices largely resulting from the 2015 GRC, which became effective January 1, 2015; and

•
A $7 million increase related to 0.8% higher volumes of energy delivered, with increases of 9.6% and 1.3% in industrial and commercial energy deliveries, respectively, partially offset by a 4.5% decrease in residential energy deliveries. After adjusting for the effects of weather, total retail energy deliveries were up 4.9% for the first half of 2015 compared with the first half of 2014; partially offset by

•
A $13 million decrease related to various supplemental tariff changes, including the return of $9 million to customers in the first half of 2015 of proceeds received in connection with the settlement of a legal matter related to the operation of the ISFSI at the Trojan nuclear power plant, which was closed in 1993 (offset in Depreciation and amortization).

Total heating degree-days for the first half of 2015 were 18% lower than the first half of 2014 and 23% below average, while cooling degree days were 263% higher than the first half of 2014 and 196% above average. The following table indicates the number of heating degree-days for the first half of 2015 and 2014, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days		Cooling Degree-days
	2015	2014	2015	2014
First quarter	1,481	1,891	—	—
Second quarter	513	530	207	57
Year-to-date	1,994	2,421	207	57
15-year average for the year-to-date	2,577	2,577	70	70

Wholesale revenues for the first half of 2015 increased $3 million, or 9%, from the first half of 2014, and consisted of $9 million related to a 25% increase in wholesale sales volume, partially offset by $6 million related to a 13% decrease in average wholesale price.

Purchased power and fuel expense decreased $17 million, or 5%, for the first half of 2015 compared with the first half of 2014, and consisted of $24 million related to a 7% decrease in the average variable power cost per MWh, partially offset by $7 million related to a 2% increase in total system load.

The decrease in the average variable power cost to $30.13 per MWh in the first half of 2015 from $32.42 per MWh in the first half of 2014 was driven by a 7% decline in the average cost per MWh of purchased power. In addition, the economic displacement of Boardman during the first quarter of 2015 combined with an increase in energy received from the Company’s wind generating resources contributed to the decrease in the average variable power cost per MWh.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows for the periods presented:

	Six Months Ended June 30,
	2015		2014
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	1,211	12%	1,600	16%
Natural gas	1,654	16	991	10
Total thermal	2,865	28	2,591	26
Hydro	796	8	981	10
Wind	803	8	621	6
Total generation	4,464	44	4,193	42
Purchased power:
Term	2,876	28	3,782	38
Hydro	913	9	867	8
Wind	153	1	165	2
Spot	1,861	18	1,041	10
Total purchased power	5,803	56	5,855	58
Total system load	10,267	100%	10,048	100%
Less: wholesale sales	(1,118)		(893)
Retail load requirement	9,149		9,155

Energy received from hydro resources during the first half of 2015, from both PGE-owned generating plants and purchased from mid-Columbia projects, decreased 8% compared with the same period of 2014, and represented 19% and 20% of the Company’s retail load requirement for the first half of 2015 and 2014, respectively. Through June, total energy received from hydro resources fell below projected levels included in the Company’s AUT by 6% for 2015, compared with the same period of 2014, which exceeded projected levels included in the AUT for 2014 by 2%.

Energy received from PGE-owned wind generating resources (Biglow Canyon and Tucannon River) increased 29% in the first half of 2015 compared with the same period of 2014. The increase in such energy received is due to the addition of the Tucannon River wind generating resource in December 2014, which was partially offset by a 24% decline in energy received from Biglow Canyon. Energy received from these wind generating resources represented 9% of the Company’s retail load requirement for the first half of 2015, compared with 7% for the first half of 2014. Through June, energy received from wind resources fell short of projected levels included in the AUT by 27% for 2015 and 5% for 2014.

Actual NVPC for the first half of 2015 decreased $20 million when compared with the first half of 2014. The decrease was driven by a 7% decline in the average variable power cost per MWh, combined with a 25% increase in wholesale sales volume. Partially offsetting these decreases to NVPC was a 2% increase in total system load combined with a 13% decrease in the average wholesale sales price. For the first half of 2015 and 2014, actual NVPC was $2 million and $14 million, respectively, below baseline NVPC.

Generation, transmission and distribution expense increased $7 million, or 6%, in the first half of 2015 compared with the first half of 2014. In 2015, PGE incurred $4 million more operation and maintenance expenses driven by the addition of PW2 and Tucannon River. Information technology expenses were $3 million higher while storm and service restoration costs, straight time labor, and IRP study costs combined to add $3 million in the first half of 2015. The timing of the repair and maintenance work during the annual planned outage and economic shutdown at Boardman in 2015, coupled with the unplanned outages at Colstrip in January 2014 and Beaver in 2015, reduced expenses $3 million in the first half of 2015.

Administrative and other expense increased $10 million, or 9%, in the first half of 2015 compared with the first half of 2014. The increase was due in large part to the combination of $3 million higher information technology expenses recorded in 2015, an increase of $3 million in non-labor and outside services expenses, and a $2 million increase in compensation and benefits.

Depreciation and amortization expense increased $3 million in the first half of 2015 compared with the first half of 2014. A $12 million higher expense resulting from capital additions was largely offset by $11 million in amortization of deferred regulatory liabilities for the Trojan spent fuel settlement and tax credits. The remainder of the change resulted from an increase in ARO expenses and amortization of capital deferrals partially offset by gains recorded on the sale of assets. The reduction in expenses resulting from the amortization of the regulatory liabilities is directly offset by corresponding reductions in revenues.

Taxes other than income taxes expense increased $3 million, or 5%, in the first half of 2015 compared with the first half of 2014, as a $2 million increase resulted primarily from higher property taxes attributed to the addition of Port Westward 2 and Tucannon River and franchise fees increased $1 million due to higher revenues.

Interest expense increased $10 million, or 21%, in the first half of 2015 compared with the first half of 2014, with $7 million related to a 17% increase in the average balance of debt outstanding and $3 million related to lower allowance for borrowed funds used during construction. In December 2014, PW2 and Tucannon River were placed into service resulting in a lower average CWIP balance during 2015.

Other income, net was $11 million in the first half of 2015 compared with $15 million in the first half of 2014, as a $6 million decrease in the allowance for equity funds used during construction resulting from the lower average CWIP balance was partially offset by an increase in earnings from the Non-qualified benefit plan trust assets.

Income tax expense was $25 million in the first half of 2015 compared with $30 million in the first half of 2014, with effective tax rates of 22.7% and 24.4%, respectively. Lower pre-tax income largely accounted for the $5 million decrease in income tax expense. A $4 million increase in production tax credits in 2015, resulting primarily from the addition of Tucannon River wind generation, was substantially offset by the tax impact of lower AFDC equity.

Liquidity and Capital Resources

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2015 through 2019 (in millions, excluding AFDC):

	2015		2016	2017	2018	2019
Ongoing capital expenditures (1)	$411	(2)	$342	$362	$296	$284
Carty Generating Station	165		42	—	—	—
Hydro licensing and construction (3)	22		12	4	2	1
Total capital expenditures	$598	(4)	$396	$366	$298	$285
Long-term debt maturities (5)	$442		$—	$58	$75	$300

(1)
Consists primarily of upgrades to, and replacement of, generation, transmission, and distribution infrastructure, as well as new customer connections. For 2015 through 2019, $136 million relates to the implementation of the Company’s new customer information and meter data management systems.

(2)	Includes $42 million for the completion of construction of PW2 and Tucannon River.

(3)	Relates primarily to modifications to PGE’s hydro facilities to enhance fish passage and survival, as required by conditions contained in the operating licenses.

(4)	Includes preliminary engineering and removal costs, which are included in other net operating activities in the condensed consolidated statements of cash flows.

(5)	Reflects $67 million of FMBs in 2015, which were previously presented in 2016. Such FMBs had an original maturity date in 2016 but were repaid in 2015.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Six Months Ended June 30,
	2015	2014
Cash and cash equivalents, beginning of period	$127	$107
Net cash provided by (used in):
Operating activities	248	302
Investing activities	(238)	(494)
Financing activities	(15)	182
Decrease in cash and cash equivalents	(5)	(10)
Cash and cash equivalents, end of period	$122	$97

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, such as depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. Net cash flows from operating activities for the first half of 2015 declined $54 million when compared with the first half of 2014. Such decrease was largely due to an increase in margin deposits, a decrease in cash received from Bonneville Power Administration to be returned to customers pursuant to the Residential Exchange Program, and other changes in working capital items as a result of amount and timing of transactions.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. PGE estimates that such charges in 2015 will range from $300 million to $310 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $455 million to $495 million.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s generation facilities and transmission and distribution systems. Net cash used in investing activities for the first half of 2015 decreased $256 million when compared with the first half of 2014. Such decrease was largely due to a $188 million decrease in capital expenditures, combined with a distribution from the Nuclear decommissioning trust in the amount of $50 million to be returned to customers over the three-year period that began January 1, 2015 and the collection of a sales tax refund in the amount of $23 million related to Tucannon River in the first half of 2015.

The Company plans approximately $598 million of capital expenditures for 2015, including $165 million related to the construction of Carty. PGE plans to fund the 2015 capital expenditures with cash expected to be generated from operations during 2015, as discussed above, as well as with proceeds received from the issuances of equity and debt securities. For additional information, see “Capital Requirements” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 2.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the first half of 2015, net cash used in financing activities consisted of the repayment of long-term debt of $387 million and the payment of dividends of $44 million, partially offset by proceeds received from the issuances of common stock of $271 million and FMBs of $145 million. During the first half of 2014, net cash provided by financing activities consisted of net proceeds received from the issuances of term bank loans of $225 million, partially offset by the payment of dividends of $43 million.

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

Common stock dividends declared during 2015 consist of the following:

			Dividends
			Declared Per
Declaration Date	Record Date	Payment Date	Common Share
February 18, 2015	March 25, 2015	April 15, 2015	$0.28
May 6, 2015	June 25, 2015	July 15, 2015	0.30
July 23, 2015	September 25, 2015	October 15, 2015	0.30

Debt and Equity Financings

PGE’s ability to secure sufficient long-term capital at a reasonable cost is determined by its financial performance and outlook, credit ratings, capital expenditure requirements, alternatives available to investors, market conditions, and other factors. Management believes that the availability of its revolving credit facility, the expected ability to issue long-term debt and equity securities, and cash expected to be generated from operations provide sufficient cash flow and liquidity to meet the Company’s anticipated capital and operating requirements for the foreseeable future. However, the Company’s ability to issue long-term debt and equity could be adversely affected by changes in capital market conditions. For 2015, PGE expects to fund estimated capital expenditures and maturities of long-term debt with cash from operations (which is expected to range from $455 million to $495 million), issuances of debt securities of up to $250 million and the previously disclosed June 10, 2015 issuance of 10,400,000 shares of common stock under the EFSA in exchange for net proceeds of $271 million. The actual timing and amount of future issuances of debt and equity securities will be dependent upon the timing and amount of capital expenditures.

Short-term Debt. PGE has approval from the FERC to issue short-term debt up to a total of $900 million through February 6, 2016. During the first quarter of 2015, the Company determined that a $500 million aggregate revolving credit facility capacity would be sufficient to meet its liquidity needs and accordingly, in March 2015, reduced its aggregate revolving credit capacity from $700 million to $500 million. As of June 30, 2015, PGE has a $500 million revolving credit facility scheduled to expire November 2019. This revolving credit facility supplements operating cash flow and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, backup for commercial paper borrowings, and the issuance of standby letters of credit.

As of June 30, 2015, PGE had no borrowings or commercial paper outstanding, $38 million of letters of credit issued, and an aggregate available capacity under the credit facility of $462 million.

PGE has two $30 million letter of credit facilities under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. As of June 30, 2015, $59 million of letters of credit had been issued under these facilities.

Long-term Debt. During the first half of 2015, PGE received aggregate proceeds of $145 million related to the issuance of long-term debt and repaid long-term debt in an aggregate amount of $387 million as follows:

•	In January, the Company issued $75 million of 3.55% Series FMBs, due 2030, and repaid $70 million of 3.46% Series FMBs;

•	In February, PGE repaid $50 million of long-term bank loans;

•	In May, the Company issued $70 million of 3.50% Series FMBs and repaid $67 million of 6.80% Series FMBs, due January 2016; and

•	In June, PGE repaid $200 million of long-term bank loans.

As of June 30, 2015, total long-term debt outstanding was $2,259 million, including current maturities of $55 million.

On July 10, 2015, the Company repaid the remaining outstanding balance of long-term bank loans in the amount of $55 million.

Equity. During the second quarter of 2015, PGE physically settled in full the EFSA by issuing 10,400,000 shares of PGE common stock in exchange for cash of $271 million.

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including any current debt maturities) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade debt ratings and facilitates access to long-term capital at favorable interest rates. The Company’s common equity ratios were 49.6% and 43.3% as of June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015, PGE had posted approximately $75 million of collateral with these counterparties, consisting of $28 million in cash and $47 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of June 30, 2015, the approximate amount of additional collateral that could be requested upon a single agency downgrade to below investment grade was approximately $108 million, and decreases to approximately $64 million by December 31, 2015 and $27 million by December 31, 2016. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade was approximately $215 million at June 30, 2015, and decreases to approximately $133 million by December 31, 2015 and $66 million by December 31, 2016.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facility would increase.

The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the FMBs. PGE estimates that on June 30, 2015, under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust, the Company could have issued up to approximately $924 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges or other dispositions of property.

PGE’s credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of June 30, 2015, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 50.4%.

Off-Balance Sheet Arrangements

PGE has no off-balance sheet arrangements other than outstanding letters of credit from time to time that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

PGE’s contractual obligations for 2015 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015. Such obligations have not changed materially as of June 30, 2015, except for interest on long-term debt. During the six months ended June 30, 2015, PGE issued FMBs in the amount of $145 million, consisting of $75 million of 3.55% Series and $70 million of 3.50% Series. As a result, interest on long-term debt increased as follows: $4 million for 2015; $5 million for 2016 through 2019; and $64 million for Thereafter.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, these disclosure controls and procedures were effective.

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

In June 2015, based on a motion filed by PGE, the Marion County Circuit Court lifted the abatement and set oral argument on the Company’s motion for Summary Judgment to occur on July 27, 2015.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	July 27, 2015	By:	/s/ James F. Lobdell
James F. Lobdell
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)