Form 10-Q
period 2015-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2015-10-27
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Number of shares of common stock outstanding as of October 16, 2015 is 88,772,420 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2015

DEFINITIONS

The following abbreviations and acronyms are used throughout this document:

Abbreviation or Acronym	Definition
AFDC	Allowance for funds used during construction
AUT	Annual Power Cost Update Tariff
Biglow Canyon	Biglow Canyon Wind Farm
Carty	Carty Generating Station natural gas-fired generating plant
Colstrip	Colstrip Units 3 and 4 coal-fired generating plant
CWIP	Construction work-in-progress
EFSA	Equity forward sale agreement
EPA	United States Environmental Protection Agency
ESS	Electricity Service Supplier
FERC	Federal Energy Regulatory Commission
FMBs	First Mortgage Bonds
GRC	General Rate Case
IRP	Integrated Resource Plan
Moody’s	Moody’s Investors Service
MW	Megawatts
MWa	Average megawatts
MWh	Megawatt hours
NVPC	Net Variable Power Costs
OPUC	Public Utility Commission of Oregon
PCAM	Power Cost Adjustment Mechanism
PW1	Port Westward Unit 1 natural gas-fired generating plant
PW2	Port Westward Unit 2 natural gas-fired flexible capacity generating plant
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Tucannon River	Tucannon River Wind Farm
Trojan	Trojan nuclear power plant

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, net	$476	$484	$1,399	$1,400
Operating expenses:
Purchased power and fuel	181	202	490	528
Generation, transmission and distribution	64	60	192	181
Administrative and other	59	54	179	164
Depreciation and amortization	76	76	227	224
Taxes other than income taxes	28	27	86	82
Total operating expenses	408	419	1,174	1,179
Income from operations	68	65	225	221
Interest expense, net	28	23	86	71
Other income:
Allowance for equity funds used during construction	6	11	15	26
Miscellaneous income (expense), net	(2)	1	—	1
Other income, net	4	12	15	27
Income before income tax expense	44	54	154	177
Income tax expense	8	16	33	46
Net income and Comprehensive income	36	38	121	131
Less: net loss attributable to noncontrolling interests	—	(1)	—	(1)
Net income and Comprehensive income attributable to Portland General Electric Company	$36	$39	$121	$132

Weighted-average shares outstanding (in thousands):
Basic	88,766	78,203	82,633	78,170
Diluted	88,766	80,225	82,633	79,977

Earnings per share:
Basic	$0.40	$0.48	$1.47	$1.67
Diluted	$0.40	$0.47	$1.47	$1.63

Dividends declared per common share	$0.300	$0.280	$0.880	$0.835

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$92	$127
Accounts receivable, net	133	149
Unbilled revenues	72	93
Inventories	94	82
Regulatory assets—current	122	133
Other current assets	92	115
Total current assets	605	699
Electric utility plant, net	5,920	5,679
Regulatory assets—noncurrent	547	494
Nuclear decommissioning trust	40	90
Non-qualified benefit plan trust	33	32
Other noncurrent assets	52	48
Total assets	$7,197	$7,042

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(In millions)
(Unaudited)

	September 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$96	$156
Liabilities from price risk management activities—current	115	106
Current portion of long-term debt	—	375
Accrued expenses and other current liabilities	254	236
Total current liabilities	465	873
Long-term debt, net of current portion	2,204	2,126
Regulatory liabilities—noncurrent	939	906
Deferred income taxes	664	625
Unfunded status of pension and postretirement plans	246	237
Liabilities from price risk management activities—noncurrent	184	122
Asset retirement obligations	137	116
Non-qualified benefit plan liabilities	105	105
Other noncurrent liabilities	21	21
Total liabilities	4,965	5,131
Commitments and contingencies (see notes)
Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, no par value, 160,000,000 shares authorized; 88,772,172 and 78,228,339 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,193	918
Accumulated other comprehensive loss	(7)	(7)
Retained earnings	1,046	1,000
Total equity	2,232	1,911
Total liabilities and equity	$7,197	$7,042

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$121	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227	224
Increase (decrease) in net liabilities from price risk management activities	71	(60)
Regulatory deferrals—price risk management activities	(71)	60
Deferred income taxes	31	31
Pension and other postretirement benefits	25	25
Allowance for equity funds used during construction	(15)	(26)
Regulatory deferral of settled derivative instruments	—	9
Decoupling mechanism deferrals, net of amortization	10	4
Other non-cash income and expenses, net	19	18
Changes in working capital:
Decrease in accounts receivable and unbilled revenues	37	32
Increase in inventories	(12)	(18)
(Increase) decrease in margin deposits, net	(9)	4
Increase in accounts payable and accrued liabilities	13	18
Other working capital items, net	15	16
Cash (paid) received pursuant to the Residential Exchange Program	(3)	13
Proceeds received from Trojan spent fuel legal settlement	—	6
Other, net	(20)	(14)
Net cash provided by operating activities	439	473
Cash flows from investing activities:
Capital expenditures	(452)	(824)
Distribution from (contribution to) Nuclear decommissioning trust	50	(6)
Sales tax refund received related to Tucannon River Wind Farm	23	—
Sales of Nuclear decommissioning trust securities	11	13
Purchases of Nuclear decommissioning trust securities	(10)	(15)
Proceeds received from insurance recovery	—	3
Proceeds from sale of property	—	4
Other, net	1	4
Net cash used in investing activities	(377)	(821)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	$271	$—
Proceeds from issuance of long-term debt	145	405
Payments on long-term debt	(442)	—
Dividends paid	(70)	(66)
Debt issuance costs	(1)	(1)
Net cash (used in) provided by financing activities	(97)	338
Decrease in cash and cash equivalents	(35)	(10)
Cash and cash equivalents, beginning of period	127	107
Cash and cash equivalents, end of period	$92	$97

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$67	$52
Cash paid for income taxes	3	16
Non-cash investing and financing activities:
Accrued capital additions	25	76
Accrued dividends payable	28	23

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity in the state of Oregon. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to obtain reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. PGE’s corporate headquarters are located in Portland, Oregon and its approximately 4,000 square mile, state-approved service area allocation is located entirely within the state of Oregon, encompassing 52 incorporated cities, of which Portland and Salem are the largest. As of September 30, 2015, PGE served 851,650 retail customers with a service area population of approximately 1.8 million, comprising approximately 46% of the state’s population.

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

To conform with the 2015 presentation, PGE has separately presented Increase in inventories of $18 million from Other working capital items, net in the operating activities section of the condensed consolidated statement of cash flows for the nine months ended September 30, 2014.

The financial information included herein for the three and nine month periods ended September 30, 2015 and 2014 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. The financial information as of December 31, 2014 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 13, 2015, which should be read in conjunction with such condensed consolidated financial statements.

Comprehensive Income

PGE had no material components of other comprehensive income to report for the three and nine month periods ended September 30, 2015 and 2014.

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

Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), creates a new Topic 606 and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized that consists of: i) identify the contract with the customer; ii) identify the performance obligations in the contract; iii) determine the transaction price; iv) allocate the transaction price to the performance obligations; and v) recognize revenue when or as each performance obligation is satisfied. Companies can transition to the requirements of this ASU either retrospectively or as a cumulative-effect adjustment as of the date of adoption, which was originally January 1, 2017 for the Company. In August 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2014-14) that defers the effective date by one year, although it permits early adoption as of the original effective date. The Company is in the process of evaluating the impact to its consolidated financial position, consolidated results of operations, and consolidated cash flows of the adoption of ASU 2014-09.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The provisions of ASU 2015-03 are effective for fiscal years beginning after December 15, 2015, or January 1, 2016 for PGE, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The provisions should be applied on a retrospective basis. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle, which includes: i) the nature of and reason for the change in accounting principle; ii) the transition method; iii) a description of the prior-period information that has been retrospectively adjusted; and iv) the effect of the change on the financial statement line items. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation of Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) (ASU 2015-15), which clarifies that the SEC staff would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of credit arrangement” given the lack of guidance on this topic in ASU 2015-03. The adoption of the provisions of ASU 2015-03 and ASU 2015-15 are not expected to have a material impact on PGE’s consolidated financial position, consolidated results of operation, or consolidated cash flows.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

an impact on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory (ASU 2015-11), which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, or January 1, 2017 for PGE, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact to its consolidated financial position, consolidated results of operations, and consolidated cash flows of the adoption of ASU 2015-11.

NOTE 2: BALANCE SHEET COMPONENTS

Inventories

PGE’s inventories, which are recorded at average cost, consist primarily of materials and supplies for use in operations, maintenance, and capital activities as well as fuel for use in generating plants. Fuel inventories include natural gas, coal, and oil. Periodically, the Company assesses the realizability of inventory for purposes of determining that inventory is recorded at the lower of average cost or market. During the nine months ended September 30, 2015, the Company’s inventory balance increased largely as a result of contractual deliveries of coal exceeding usage due to plant maintenance and economic dispatch decisions.

Other Current Assets

Other current assets consist of the following (in millions):

	September 30, 2015	December 31, 2014
Prepaid expenses	$24	$39
Current deferred income tax asset	39	33
Margin deposits	20	11
Accrued sales tax refund related to Tucannon River Wind Farm	—	23
Assets from price risk management activities	7	6
Other	2	3
Other current assets	$92	$115

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	September 30, 2015	December 31, 2014
Electric utility plant	$8,458	$8,161
Construction work-in-progress	508	417
Total cost	8,966	8,578
Less: accumulated depreciation and amortization	(3,046)	(2,899)
Electric utility plant, net	$5,920	$5,679

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $219 million and $191 million as of September 30, 2015 and December 31, 2014, respectively. Amortization expense related to intangible assets was $10 million and $6 million for the three months ended September 30, 2015 and 2014, respectively, and $28 million and $18 million for the nine months ended September 30, 2015 and 2014, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	September 30, 2015			December 31, 2014
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$108		$184	$100		$121
Pension and other postretirement plans	—		232	—		247
Deferred income taxes	—		87	—		86
Debt issuance costs	—		17	—		15
Deferred capital projects	5		—	19		—
Other	9		27	14		25
Total regulatory assets	$122		$547	$133		$494
Regulatory liabilities:
Asset retirement removal costs	$—		$833	$—		$804
Trojan decommissioning activities	19		21	23		34
Asset retirement obligations	—		44	—		39
Other	26		41	37		29
Total regulatory liabilities	$45	*	$939	$60	*	$906

*	Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2015	December 31, 2014
Regulatory liabilities—current	$45	$60
Accrued employee compensation and benefits	44	51
Accrued interest payable	40	26
Accrued dividends payable	28	23
Accrued taxes payable	40	22
Other	57	54
Total accrued expenses and other current liabilities	$254	$236

Asset Retirement Obligations

Asset retirement obligations (AROs) consist of the following (in millions):

	September 30, 2015	December 31, 2014
Trojan decommissioning activities	$43	$41
Utility plant	83	64
Non-utility property	11	11
Asset retirement obligations	$137	$116

Utility plant represents AROs that have been recognized for the Company’s thermal and wind generation sites and distribution and transmission assets where disposal is governed by environmental regulation.

The United States Environmental Protection Agency (EPA) published a final rule, effective October 19, 2015, that regulates Coal Combustion Residuals (CCRs) under the Resource Conservation and Recovery Act, Subtitle D. The rule imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and not closed. The rule’s requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events.

The Boardman coal-fired generating plant (Boardman) produces dry CCRs as a by-product. Disposal of the dry CCRs has historically occurred at an on-site landfill that is permitted and regulated by the State of Oregon under requirements similar to the new EPA rule. PGE is evaluating its disposal strategy, however the Company believes the new EPA rule will not have a material effect on operations at Boardman.

Colstrip utilizes wet scrubbers and a number of settlement ponds that will require upgrading or closure to meet the new regulatory requirements. The operator of Colstrip has provided an initial cost estimate related to the impacts of the new EPA rule. As a result, during the second quarter of 2015, the Company recorded an increase to the existing Colstrip AROs in the amount of $15 million, with a corresponding increase in the cost basis of the plant, included in Electric utility plant, net on the consolidated balance sheet. PGE plans to seek recovery in customer prices of the incremental costs associated with the new EPA rule.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Credit Facilities

During the first quarter of 2015, PGE determined that a $500 million aggregate revolving credit facility capacity would be sufficient to meet its liquidity needs and accordingly reduced its aggregate revolving credit capacity from $700 million to $500 million. As of September 30, 2015, PGE has a $500 million revolving credit facility, which is scheduled to expire in November 2019.

Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes and as backup for commercial paper borrowings, and also permits the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the credit facility. The revolving credit facility contains provisions for two one-year extensions subject to approval by the banks, requires annual fees based on PGE’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of September 30, 2015, PGE was in compliance with this covenant with a 49.7% debt-to-total capital ratio.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility.

PGE classifies any borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets. Under the credit facility, as of September 30, 2015, PGE had no borrowings or commercial paper outstanding, $3 million of letters of credit issued, and an aggregate available capacity under the credit facility of $497 million.

In addition, PGE has four letter of credit facilities providing $135 million capacity under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these four facilities, $93 million of letters of credit were outstanding, as of September 30, 2015.

Pursuant to an order issued by the Federal Energy Regulatory Commission (FERC), the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2016. The authorization provides that if utility assets financed by unsecured debt are divested, then a proportionate share of the unsecured debt must also be divested. In September 2015, PGE filed an application with the FERC to extend the authorization for two additional years. An order from the FERC is expected by year end.

Long-term Debt

During the nine months ended September 30, 2015, PGE had the following long-term debt transactions:

•	In July, repaid $55 million of long-term bank loans;

•	In June, repaid $200 million of long-term bank loans;

•	In May, issued $70 million of 3.50% Series First Mortgage Bonds (FMBs) due 2035 and repaid $67 million of 6.80% Series FMBs, due January 2016;

•	In February, repaid $50 million of long-term bank loans; and

•	In January, issued $75 million of 3.55% Series FMBs due 2030 and repaid $70 million of 3.46% Series FMBs.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Defined Benefit Pension Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$4	$4	$13	$11
Interest cost	8	8	24	25
Expected return on plan assets	(10)	(9)	(30)	(29)
Amortization of net actuarial loss	5	4	15	13
Net periodic benefit cost	$7	$7	$22	$20

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate fair value as of September 30, 2015 and December 31, 2014, and then classifies these financial assets and liabilities based on a fair value hierarchy. The fair value hierarchy is utilized to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are discussed below.

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

PGE recognizes transfers between levels in the fair value hierarchy as of the end of the reporting period for all its financial instruments. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels during the three and nine month periods ended September 30, 2015 and 2014, except those transfers from Level 3 to Level 2 presented in this note.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust: (1)
Money market funds	$—	$17	$—	$17
Debt securities:
Domestic government	5	8	—	13
Corporate credit	—	10	—	10
Non-qualified benefit plan trust: (2)
Equity securities—domestic	4	2	—	6
Debt securities—domestic government	1	—	—	1
Assets from price risk management activities: (1) (3)
Electricity	—	5	—	5
Natural gas	—	2	—	2
	$10	$44	$—	$54
Liabilities from price risk management activities: (1) (3)
Electricity	$—	$31	$117	$148
Natural gas	—	99	52	151
	$—	$130	$169	$299

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Excludes insurance policies of $26 million, which are recorded at cash surrender value.

(3)	For further information, see Note 4, Price Risk Management.

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
Liabilities from price risk management activities: (1) (3)
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

Trust assets held in the Nuclear decommissioning and Non-qualified benefit plan trusts are recorded at fair value in PGE’s condensed consolidated balance sheets and invested in securities that are exposed to interest rate, credit, and market volatility risks. These assets are classified within Level 1, 2, or 3 based on the following factors:

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

Assets classified as Level 2 in the fair value hierarchy include domestic government debt securities, such as municipal debt, and corporate credit securities. Prices are determined by evaluating pricing data such as broker quotes for similar securities and adjusted for observable differences. Significant inputs used in valuation models generally include benchmark yields and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Equity securities—Equity mutual fund and common stock securities are primarily classified as Level 1 in the fair value hierarchy due to the availability of quoted prices for identical assets in an active market as of the reporting date. Principal markets for equity prices include published exchanges such as the NASDAQ and the New York Stock Exchange. Certain mutual fund assets included in commingled trusts or separately managed accounts are classified as Level 2 in the fair value hierarchy because pricing inputs are directly or indirectly observable in the marketplace.

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

For those assets and liabilities from price risk management activities classified as Level 2, fair value is derived using present value formulas that utilize inputs such as forward commodity prices and interest rates. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include commodity forwards, futures, and swaps.

Assets and liabilities from price risk management activities classified as Level 3 consist of instruments for which fair value is derived using one or more significant inputs that are not observable for the entire term of the instrument. These instruments consist of longer term commodity forwards, futures, and swaps.

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of September 30, 2015:
Electricity physical forward	$—	$117	Discounted cash flow	Electricity forward price (per MWh)	$11.00	$71.77	$29.82
Natural gas financial swaps	—	52	Discounted cash flow	Natural gas forward price (per Decatherm)	2.06	3.83	2.56
Electricity financial futures	—	—	Discounted cash flow	Electricity forward price (per MWh)	21.07	31.00	27.21
	$—	$169
As of December 31, 2014:
Electricity physical forward	$—	$77	Discounted cash flow	Electricity forward price (per MWh)	$11.97	$122.72	$37.43
Natural gas financial swaps	—	21	Discounted cash flow	Natural gas forward price (per Decatherm)	2.88	4.86	3.41
Electricity financial futures	1	3	Discounted cash flow	Electricity forward price (per MWh)	11.97	39.26	27.88
	$1	$101

The significant unobservable inputs used in the Company’s fair value measurement of price risk management assets and liabilities are long-term forward prices for commodity derivatives. For shorter term contracts, the Company

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

employs the mid-point of the bid-ask spread of the market and these inputs are derived using observed transactions in active markets, as well as historical experience as a participant in those markets. These price inputs are validated against independent market data aggregated from multiple sources. For certain long term contracts, observable, liquid market transactions are not available for the duration of the delivery period. In such instances, the Company uses internally developed price curves, which derive longer term prices and utilize observable data when available. When not available, regression techniques are used to estimate unobservable future prices. In addition, changes in the fair value measurement of price risk management assets and liabilities are analyzed and reviewed on a monthly basis by the Company. This process includes analytical review of changes in commodity prices as well as procedures to analyze and identify the reasons for the changes over specific reporting periods.

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

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance as of the beginning of the period	$168	$89	$100	$139
Net realized and unrealized losses (gains)*	15	9	85	(45)
Settlements	—	(1)	—	(1)
Transfers out of Level 3 to Level 2	(14)	1	(16)	5
Balance as of the end of the period	$169	$98	$169	$98

*
Contains nominal amounts of realized losses. Both realized and unrealized losses (gains), of which the unrealized portion is fully offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Purchased power and fuel expense in the condensed consolidated statements of income.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the three and nine months ended September 30, 2015 and 2014, there were no transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers in and transfers out of Level 3 at the end of the reporting period for all of its financial instruments. Transfers from Level 2 to Level 1 for the Company’s price risk management assets and liabilities do not occur as quoted prices are not available for identical instruments. As such, the Company’s assets and liabilities from price risk management activities mature and settle as Level 2 fair value measurements.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The fair value of the Company’s FMBs and Pollution Control Bonds is classified as a Level 2 fair value measurement and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to PGE for debt of

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

similar remaining maturities. The fair value of PGE’s unsecured term bank loans, which were fully repaid in July 2015, was classified as Level 3 based on the terms of the loans and the Company’s creditworthiness. These significant unobservable inputs to the Level 3 fair value measurement included the interest rate and the length of the loan. The estimated fair value of the Company’s unsecured term bank loans approximated their carrying value.

As of September 30, 2015, the carrying amount of PGE’s long-term debt was $2,204 million and its estimated aggregate fair value was $2,530 million, classified as Level 2 in the fair value hierarchy. As of December 31, 2014, the carrying amount of PGE’s long-term debt was $2,501 million and its estimated aggregate fair value was $2,901 million, consisting of $2,596 million and $305 million classified as Level 2 and Level 3, respectively, in the fair value hierarchy.

NOTE 4: PRICE RISK MANAGEMENT

PGE participates in the wholesale marketplace in order to balance its supply of power, which consists of its own generation combined with wholesale market transactions, to meet the needs of its retail customers and manage risk. Such activities include purchases and sales of both power and fuel resulting from economic dispatch decisions for Company-owned generation. As a result, PGE is exposed to commodity price risk and foreign currency exchange rate risk, from which changes in prices and/or rates may affect the Company’s financial position, results of operations, or cash flows.

PGE utilizes derivative instruments to manage its exposure to commodity price risk and foreign currency exchange rate risk in order to reduce volatility in NVPC for its retail customers. These derivative instruments may include forwards, futures, swaps, and option contracts, which are recorded at fair value on the condensed consolidated balance sheets, for electricity, natural gas, oil, and foreign currency, with changes in fair value recorded in the condensed consolidated statements of income. In accordance with the ratemaking and cost recovery processes authorized by the Public Utility Commission of Oregon (OPUC), PGE recognizes a regulatory asset or liability to defer the gains and losses from derivative instruments until settlement of the associated derivative instrument. PGE may designate certain derivative instruments as cash flow hedges or may use derivative instruments as economic hedges. The Company does not engage in trading activities for non-retail purposes.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	September 30, 2015		December 31, 2014
Current assets:
Commodity contracts:
Electricity	$5		$4
Natural gas	2		2
Total current derivative assets	7	(1)	6	(1)
Noncurrent assets:
Commodity contracts:
Electricity	—		1
Total noncurrent derivative assets	—	(2)	1	(2)
Total derivative assets not designated as hedging instruments	$7		$7
Total derivative assets	$7		$7
Current liabilities:
Commodity contracts:
Electricity	$38		$54
Natural gas	77		52
Total current derivative liabilities	115		106
Noncurrent liabilities:
Commodity contracts:
Electricity	110		58
Natural gas	74		64
Total noncurrent derivative liabilities	184		122
Total derivative liabilities not designated as hedging instruments	$299		$228
Total derivative liabilities	$299		$228

(1)	Included in Other current assets on the condensed consolidated balance sheets.

(2)	Included in Other noncurrent assets on the condensed consolidated balance sheets.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle through 2035, were as follows (in millions):

	September 30, 2015		December 31, 2014
Commodity contracts:
Electricity	13	MWh	16	MWh
Natural gas	124	Decatherms	127	Decatherms
Foreign currency	$7	Canadian	$7	Canadian

PGE has elected to report gross on the condensed consolidated balance sheets the positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement. In the case of default on, or termination of, any contract under the master netting arrangements, these agreements provide for the net settlement of all related contractual obligations with a counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of September 30, 2015 and December 31, 2014, gross amounts included as Price risk

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

management liabilities subject to master netting agreements were $128 million and $72 million, respectively, for which PGE posted collateral of $14 million and $11 million, which consisted primarily of letters of credit and a nominal amount of cash. As of September 30, 2015, of the gross amounts recognized, $118 million was for electricity and $10 million was for natural gas compared to $55 million for electricity and $17 million for natural gas recognized as of December 31, 2014.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are recorded in Purchased power and fuel in the condensed consolidated statements of income and were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commodity contracts:
Electricity	$7	$8	$77	$(21)
Natural Gas	35	25	79	(17)

Net unrealized and certain net realized losses (gains) presented in the preceding table are offset within the condensed consolidated statements of income by the effects of regulatory accounting. Of the net losses (gains) recognized in Net income for the three month periods ended September 30, 2015 and 2014, net losses of $34 million have been offset. Net losses of $150 million and gains of $30 million have been offset for the nine month periods ended September 30, 2015 and 2014, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of September 30, 2015 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
Commodity contracts:
Electricity	$10	$24	$7	$7	$7	$88	$143
Natural gas	18	77	42	10	2	—	149
Net unrealized loss	$28	$101	$49	$17	$9	$88	$292

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2015 was $291 million, for which PGE has posted $62 million in collateral, consisting of $51 million in letters of credit and $11 million in cash. If the credit-risk-related contingent features underlying these agreements were triggered at September 30, 2015, the cash requirement to either post as collateral or settle the instruments immediately would have been $278 million. As of September 30, 2015, PGE had posted a nominal amount of cash collateral for derivative instruments with no credit-risk related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheet.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Counterparties representing 10% or more of Assets and Liabilities from price risk management activities were as follows:

	September 30, 2015	December 31, 2014
Assets from price risk management activities:
Counterparty A	65%	63%
Counterparty B	8	14
	73%	77%
Liabilities from price risk management activities:
Counterparty C	39%	22%
Counterparty D	6	12
	45%	34%

See Note 3, Fair Value of Financial Instruments, for additional information concerning the determination of fair value for the Company’s Assets and Liabilities from price risk management activities.

NOTE 5: EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of: i) employee stock purchase plan shares; ii) unvested time-based and performance-based restricted stock units, along with related dividend equivalent rights; and iii) shares issuable pursuant to an equity forward sale agreement (EFSA). See Note 6, Equity, for additional information on the EFSA and its impact on earnings per share. Unvested performance-based restricted stock units and associated dividend equivalent rights are included in dilutive potential common shares only after the performance criteria have been met. For the three and nine month periods ended September 30, 2015, unvested performance-based restricted stock units and related dividend equivalent rights of approximately 308,000 were excluded from the dilutive calculation because the performance goals had not been met, with 361,000 excluded for the three and nine month periods ended September 30, 2014.

Net income attributable to common shareholders is the same for both the basic and diluted earnings per share computations. The reconciliations of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average common shares outstanding—basic	88,766	78,203	82,633	78,170
Dilutive effect of potential common shares	—	2,022	—	1,807
Weighted-average common shares outstanding—diluted	88,766	80,225	82,633	79,977

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 6: EQUITY

The activity in equity during the nine months ended September 30, 2015 and 2014 is as follows (dollars in millions):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2014	78,228,339	$918	$(7)	$1,000	$1,911
Issuance of common stock, net of issuance costs of $12	10,400,000	271	—	—	271
Issuances of shares pursuant to equity-based plans	143,833	1	—	—	1
Stock-based compensation	—	3	—	—	3
Dividends declared	—	—	—	(75)	(75)
Net income	—	—	—	121	121
Balances as of September 30, 2015	88,772,172	$1,193	$(7)	$1,046	$2,232

Balances as of December 31, 2013	78,085,559	$911	$(5)	$913	$1,819
Issuances of shares pursuant to equity-based plans	123,869	1	—	—	1
Stock-based compensation	—	4	—	—	4
Dividends declared	—	—	—	(67)	(67)
Net income	—	—	—	132	132
Balances as of September 30, 2014	78,209,428	$916	$(5)	$978	$1,889

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

The Company evaluates, on a quarterly basis, developments in such matters that could affect the amount of any accrual, as well as the likelihood of developments that would make a loss contingency both probable and reasonably estimable. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves a series of complex judgments about future events. Management is often unable to estimate a reasonably possible loss, or a range of loss, particularly in cases in which: i) the damages sought are indeterminate or the basis for the damages claimed is not clear; ii) the proceedings are in the early stages; iii) discovery is not complete; iv) the matters involve novel or unsettled legal theories; v) there are significant facts in dispute; vi) there are a large number of parties (including circumstances in which it is uncertain how liability, if any, will be shared among multiple defendants); or vii) there are a wide range of potential outcomes. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution, including any possible loss, fine, penalty, or business impact.

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

In 2008, the OPUC issued an order (2008 Order) that required PGE to provide refunds of $33 million, including interest, which were completed in 2010. Following appeals, the 2008 Order was upheld by the Oregon Court of Appeals in February 2013 and by the Oregon Supreme Court (OSC) in October 2014.

In 2003, in two separate legal proceedings, lawsuits were filed in Marion County Circuit Court (Circuit Court) against PGE on behalf of two classes of electric service customers. The class action lawsuits seek damages totaling $260 million, plus interest, as a result of the Company’s inclusion, in prices charged to customers, of a return on its investment in Trojan.

In August 2006, the OSC issued a ruling ordering the abatement of the class action proceedings. The OSC concluded that the OPUC had primary jurisdiction to determine what, if any, remedy could be offered to PGE customers, through price reductions or refunds, for any amount of return on the Trojan investment that the Company collected in prices.

The OSC further stated that if the OPUC determined that it can provide a remedy to PGE’s customers, then the class action proceedings may become moot in whole or in part. The OSC added that, if the OPUC determined that it cannot provide a remedy, the court system may have a role to play. The OSC also ruled that the plaintiffs retain the

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

right to return to the Circuit Court for disposition of whatever issues remain unresolved from the remanded OPUC proceedings. In October 2006, the Circuit Court abated the class actions in response to the ruling of the OSC.

In June 2015, based on a motion filed by PGE, the Circuit Court lifted the abatement. On July 27, 2015, the Circuit Court heard oral argument on the Company’s motion for Summary Judgment. The court has yet to issue a decision on the motion.

PGE believes that the October 2, 2014 OSC decision has reduced the risk of a loss to the Company in excess of the amounts previously recorded and discussed above. However, because the class actions remain pending, management believes that it is reasonably possible that such a loss to the Company could result. As these matters involve unsettled legal theories and have a broad range of potential outcomes, sufficient information is currently not available to determine the amount of any such loss.

Pacific Northwest Refund Proceeding

In response to the Western energy crisis of 2000-2001, the FERC initiated, beginning in 2001, a series of proceedings to determine whether refunds are warranted for bilateral sales of electricity in the Pacific Northwest wholesale spot market during the period December 25, 2000 through June 20, 2001. In an order issued in 2003, the FERC denied refunds. Various parties appealed the order to the Ninth Circuit Court of Appeals (Ninth Circuit) and, on appeal, the Ninth Circuit remanded the issue of refunds to the FERC for further consideration.

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

Management cannot predict the outcome of the various pending appeals and remands concerning this matter. If, on rehearing, appeal, or subsequent remand, the Ninth Circuit or the FERC were to reverse previous FERC rulings and

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

find that the Mobile-Sierra standard is not applicable or that a market-wide remedy is appropriate, it is possible that additional refund claims could be asserted against the Company. However, management cannot predict, under such circumstances, which contracts would be subject to refunds, the basis on which refunds would be ordered, or how such refunds, if any, would be calculated. Further, management cannot predict whether any current respondents, if ordered to make refunds, would pursue additional refund claims against their suppliers, and, if so, what the basis or amounts of such potential refund claims against the Company would be. Due to these uncertainties, sufficient information is currently not available to determine PGE’s liability, if any, or to estimate a range of reasonably possible loss.

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

In 2012, the LWG submitted a draft FS to the EPA for review and approval. The draft FS, rewritten by the EPA, is now completed and, along with the RI, will provide the framework for the EPA to determine a clean-up remedy for Portland Harbor that will be documented in a Record of Decision, which the EPA is not expected to issue before 2017.

The completed draft FS evaluates several alternative clean-up approaches, which would take from four to 18 years with the present value of estimated costs ranging from $800 million to $2.4 billion, depending on the selected remedial action levels and the choice of remedy. The draft FS does not address responsibility for the costs of clean-up, allocate such costs among PRPs, or define precise boundaries for the clean-up. Responsibility for funding and implementing the EPA’s selected remedy will be determined after the issuance of the Record of Decision.

Management believes that it is reasonably possible that this matter could result in a loss to the Company. However, due to the uncertainties discussed above, sufficient information is currently not available to determine PGE’s liability for the cost of any required investigation or remediation of the Portland Harbor site or to estimate a range of potential loss.

DEQ Investigation of Downtown Reach

The Oregon Department of Environmental Quality (DEQ) has executed a memorandum of understanding with the EPA to administer and enforce clean-up activities for portions of the Willamette River that are upriver from the Portland Harbor Superfund site (the Downtown Reach). In 2010, the DEQ issued an order requiring PGE to perform an investigation of certain portions of the Downtown Reach. PGE completed this investigation and entered into a consent order with the DEQ in 2012 to conduct an FS of alternatives for remedial action for the portions of the Downtown Reach that were included within the scope of PGE’s investigation.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE submitted a final feasibility study report to the DEQ in September 2014, which described possible remediation alternatives that ranged in estimated cost from $3 million to $8 million. Based on the estimated cost of the alternative recommended by the Company in the FS report, PGE recorded a $3 million reserve for this matter in 2014 and established a regulatory asset of $3 million for future recovery in prices. In April 2015, the DEQ issued its Record of Decision in which it selected the remedy recommended in the FS report. Remediation activity began in the third quarter of 2015 and is expected to be completed during 2016 at a total cost of approximately $3 million.

The final order issued by the OPUC in the 2015 General Rate Case (GRC) included revenues to offset the amortization of the regulatory asset over a two year period that began January 1, 2015. As of September 30, 2015, the Company has a regulatory asset of $2 million remaining for future recovery of costs related to the Downtown Reach.

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

In August 2014, the plaintiffs filed a second amended complaint to which the defendants’ response was filed in September 2014. The second amended complaint continues to seek injunctive relief, declaratory relief, and civil penalties for alleged violations of the federal Clean Air Act. The plaintiffs state in the second amended complaint that it was filed, in part, to comply with the court’s ruling on the defendants’ motion to dismiss and plaintiffs’ motion for partial summary judgment. Discovery in this matter is complete. Oral argument on a variety of motions for summary judgment is scheduled for December 1, 2015, with trial now set for May 2016.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Management believes that it is reasonably possible that this matter could result in a loss to the Company. However, due to the uncertainties concerning this matter, PGE cannot predict the outcome, estimate a range of potential loss, or determine whether it would have a material impact on the Company.

Other Matters

PGE is subject to other regulatory, environmental, and legal proceedings, investigations, and claims that arise from time to time in the ordinary course of business that may result in judgments against the Company. Although management currently believes that resolution of such matters, individually and in the aggregate, will not have a material impact on its financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future.

NOTE 8: GUARANTEES

PGE enters into financial agreements and power and natural gas purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of September 30, 2015, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

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

•
operational factors affecting PGE’s power generating facilities, including forced outages, hydro, and wind conditions, and disruptions of fuel supply, any of which may cause the Company to incur repair costs or purchase replacement power at increased costs;

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

PGE is a vertically integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity, as well as the wholesale purchase and sale of electricity and natural gas. The Company generates revenues and cash flows primarily from the sale and distribution of electricity to retail customers in its service territory.

In February 2015, the Company filed a GRC with the OPUC, intended primarily to allow recovery of costs associated with the construction and operation of Carty Generating Station (Carty), a projected 440 MW natural gas-fired baseload resource located in Eastern Oregon adjacent to Boardman.

Pursuant to the Action Plan included in the Company’s 2009 Integrated Resource Plan (IRP), PGE has recently undertaken to increase its generation capacity to meet growing customer demand, comply with the requirements of Oregon’s Renewable Portfolio Standard (RPS), limit exposure to market price volatility, and maintain system reliability. Port Westward Unit 2 natural gas-fired flexible capacity generating plant (PW2) and Tucannon River Wind Farm (Tucannon River) were brought on line near the end of 2014, and construction of Carty continues, with its completion expected in the second quarter 2016. Management is continuing to evaluate potential investments to improve the reliability and efficiency of the Company’s operating systems, as well as potential investments in fuel supply opportunities that would provide value to customers.

The Company is in the process of preparing its 2016 IRP, which will address resource needs over the next 20 years. The areas of focus for the plan include, among other topics, additional resources that may be needed in order to meet the 2020 and 2025 RPS requirements and to replace energy from Boardman, which is scheduled to cease coal-fired operations at the end of 2020.

The discussion that follows in this MD&A more fully describes these activities as well as other legal, regulatory, and environmental matters, the Company’s IRP, operating activities, results of operations, liquidity and financing activities, and provides additional related information.

Capital Requirements and Financing—In total, the Company’s 2015 capital expenditures are expected to approximate $580 million, which includes an estimated $162 million related to the ongoing construction of Carty. The cost of the project, which is expected to be in service in the second quarter of 2016, is currently on budget, with an estimated total of $450 million, excluding AFDC. As of September 30, 2015, $396 million, including $34 million of AFDC, is included in construction work-in-process for Carty. The Company filed for and received authorization to recover costs related the construction of Carty in the 2016 GRC, which remains subject to final OPUC approval.

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

General Rate Cases—On January 1, 2015, new customer prices went into effect pursuant to the OPUC order issued on PGE’s 2015 GRC, which was based on a 2015 test year and included forecasted retail energy deliveries assuming average weather conditions. The OPUC authorized a $15 million increase in annual revenues, representing an approximate 1% overall increase in customer prices. The increase included recovery of costs related to PW2 and Tucannon River. In addition, the order approved a capital structure of 50% debt and 50% equity, a return on equity of 9.68%, a cost of capital of 7.56%, and an average rate base of $3.8 billion.

Pursuant to the 2015 GRC order, a forecast of capital expenditures for PW2 of $323 million and Tucannon River of $525 million was used to set customers prices. The order provided for a deferral and refund to customers to the extent that total capital expenditures were less than those used to set customer prices. The Company expects to defer approximately $3 million in 2015 for the revenue requirement to be refunded to customers for the two generation resources, as actual capital expenditures are expected to be less than the amounts used for setting prices.

On February 12, 2015, PGE filed with the OPUC a 2016 GRC, which is based on a 2016 test year and includes costs related to Carty. In August 2015, PGE, OPUC Staff, and other parties settled all issues in the case. On October 1, 2015, PGE filed updated power cost and retail load forecasts. As revised, the expected net increase in annual revenue requirements of $13 million represents an increase of approximately 0.7% in overall customer prices and reflects:

•	A capital structure of 50% debt and 50% equity;

•	A return on equity of 9.6%, down from the current authorized rate of 9.68%;

•	A cost of capital of 7.52%; and

•	An average rate base of $4.4 billion.

The net annual revenue requirement increase will be effective in two phases. A $43 million decrease, representing a 2.4% decrease in customer prices effective January 1, 2016, will consist of a reduction in base business costs of $15 million and a decrease of $28 million related to the amortization and recognition of certain customer credits through supplemental tariffs. A $56 million annualized increase, representing a customer price increase of app roximately 3.1%, will be effective when Carty becomes operational, provided that occurs by July 31, 2016. If Carty is not completed and in service by July 31, 2016, PGE will need to file a new ratemaking request seeking the inclusion of the Carty costs in customer prices. The increase will consist of an $84 million annualized increase related to the cost recovery of Carty and a $28 million annualized decrease related to the amortization of certain customer credits through supplemental tariffs.

Updates to power costs and the actual cost of debt, to be finalized in November 2015, may further change the net annual revenue requirement amount. Regulatory review of the 2016 GRC will continue, with a final order expected to be issued by the OPUC in December 2015.

The general rate case filings, as well as copies of the orders, direct testimony, exhibits, and stipulations are available on the OPUC website at www.oregon.gov/puc.

Operating Activities—The impact of seasonal weather conditions on demand for electricity can cause the Company’s revenues and income from operations to fluctuate from period to period. PGE is a winter-peaking utility that typically experiences its highest retail energy sales during the winter heating season, although a slightly lower peak occurs in the summer that generally results from air conditioning demand. Price changes and customer usage patterns, which can be affected by the economy, also have an effect on revenues while wholesale power availability and price, hydro and wind generation, and fuel costs for thermal plants can also affect income from operations.

Customers and Demand—The 0.7% increase in retail energy deliveries for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 was driven by a 7.6% increase in industrial energy deliveries combined with a 0.5% increase in commercial deliveries, somewhat offset by a 3.0% decrease in residential energy deliveries. Higher industrial energy deliveries were driven by increased demand from the high tech, paper, food, and transportation equipment manufacturing sectors, while higher commercial energy deliveries were driven by an increase in the number of customers served. The overall net decline in residential energy deliveries was driven by the effects of weather as follows:

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

•	During the third quarters of both 2015 and 2014, warmer than average weather caused cooling degree-days to be approximately 50% higher than average.

Energy efficiency and conservation efforts by retail customers continue to influence total energy deliveries, although to the extent usage per customer varies from expectations established in the latest GRC, the financial impacts to the Company of any such reduction in average use per customer is largely mitigated by the decoupling mechanism.

The following table, which includes customers purchasing their energy from Electricity Service Suppliers (ESSs), presents the average number of retail customers by customer class, and corresponding energy deliveries, for the periods indicated:

	Nine Months Ended September 30,
	2015		2014		% Increase (Decrease)in Energy Deliveries
	Average Number of Customers	Retail Energy Deliveries*	Average Number of Customers	Retail Energy Deliveries*
Residential	741,249	5,308	734,792	5,472	(3.0)%
Commercial	105,761	5,647	105,284	5,621	0.5%
Industrial	260	3,438	260	3,196	7.6%
Total	847,270	14,393	840,336	14,289	0.7%

*	In thousands of MWh.

Power Operations—To meet the energy needs of its retail customers, the Company utilizes a combination of its own generating resources and power purchases in the wholesale market. In an effort to obtain reasonably-priced power for its retail customers, PGE makes economic dispatch decisions continuously based on numerous factors including plant availability, customer demand, river flows, wind conditions, and current wholesale prices.

PGE’s thermal generating plants require varying levels of annual maintenance, during which the respective plants are unavailable to provide power. As a result, the amount of power generated to meet the Company’s retail load requirement can vary from period to period. Plant availability approximated 93% and 92% during the nine months ended September 30, 2015 and 2014, respectively, for those plants PGE operates. Plant availability of Colstrip Units 3 and 4, of which the Company has a 20% ownership interest and does not operate, in total, approximated 94% and 80% during the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, the Company’s generating plants provided approximately 60% of its retail load requirement compared with 55% in the nine months ended September 30, 2014. The increase in the proportion of power generated to meet the Company’s retail load requirement was largely the result of the addition of Tucannon River and Port Westward 2 combined with increased production from the Company’s natural gas fired generation facilities during the nine months ended September 30, 2015 relative to the nine months ended September 30, 2014.

Energy expected to be received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects is projected annually in the Annual Power Cost Update Tariff (AUT). Any excess in such hydro generation from that projected in the AUT normally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. Energy received from these hydro resources fell below projected levels included in the PGE’s AUT by 7% for the nine months ended September 30, 2015 and exceeded projected levels by 2% for the nine months ended September 30, 2014, and provided 16% and 18% of the Company’s retail load requirement for nine months ended September 30, 2015 and 2014, respectively. Energy from hydro resources is expected to be below projected levels included in the AUT for the full year 2015.

Energy expected to be received from PGE-owned wind generating resources (Biglow Canyon and Tucannon River) is projected annually in the AUT. Any excess in wind generation from that projected in the AUT normally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. Energy received from wind generating resources fell short of that projected in PGE’s AUT by 20% for the nine months ended September 30, 2015 and 9% for the nine months ended September 30, 2014, and provided approximately 10% and 7% of the Company’s retail load requirement during the nine months ended September 30, 2015 and 2014, respectively.

Pursuant to the Company’s power cost adjustment mechanism (PCAM), customer prices can be adjusted to reflect a portion of the difference between each year’s forecasted net variable power costs (NVPC) included in customer prices (baseline NVPC) and actual NVPC for the year. NVPC consists of the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts (all classified as Purchased power and fuel expense in the Company’s condensed consolidated statements of income) and is net of wholesale revenues, which are classified as Revenues, net in the condensed consolidated statements of income. To the extent actual annual NVPC, subject to certain adjustments, is above or below the deadband, which is a defined range from $15 million below to $30 million above baseline NVPC, the PCAM provides for 90% of the variance beyond the deadband to be collected from or refunded to customers, respectively, subject to a regulated earnings test.

Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues, net in the Company’s condensed consolidated statements of income, while any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense.

For the nine months ended September 30, 2015, actual NVPC was $4 million above baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2015 is currently estimated to be above baseline NVPC, but within the deadband range. Accordingly, no estimated collection from, or refund to, customers is expected under the PCAM for 2015.

For the nine months ended September 30, 2014, actual NVPC was $9 million below baseline NVPC. For the year ended December 31, 2014, actual NVPC was $7 million below baseline NVPC, which was within the established deadband range. Accordingly, no estimated refund to customers was recorded pursuant to PCAM for 2014.

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

On August 4, 2015, the EPA released a final rule, which it calls the “Clean Power Plan.” Under the final rule, each state would have to reduce the carbon intensity of its power sector on a state-wide basis by an amount specified by the EPA. The rule establishes state-specific goals in terms of pounds of carbon dioxide emitted per MWh of energy produced. The rule is intended to result in a reduction of carbon emissions from existing power plants across all states to approximately 32% below 2005 levels by 2030.

The target amount was determined based on the EPA’s view of the options for each state, including: i) making efficiency upgrades at fossil fuel-fired power plants; ii) shifting generation from coal-fired plants to natural gas-fired plants; and iii) expanding use of zero- and low-carbon emitting generation (such as renewable energy and nuclear energy). The final goal would need to be met by 2030 and interim goals for each state would need to be met from 2022 to 2029. Under the rule, states would have flexibility in designing programs to meet their emission reduction targets, including the three approaches noted above and any other measures the states choose to adopt (such as carbon tax and cap-and-trade) that would result in verified emission reductions.

States have until September 6, 2016 to submit plans to implement the rule (subject to extension). PGE cannot predict how the states in which the Company’s generation facilities are located will implement the rule or how the rule may impact the Company’s operations. The Company continues to monitor the developments around the implementation of the rule and efforts by state regulators to develop state plans.

In December 2014, the EPA signed a final rule, which became effective October 19, 2015, to regulate CCRs under the Resource Conservation and Recovery Act. Boardman produces dry CCRs as a by-product that has historically been disposed at an on-site landfill, which is permitted and regulated by the State of Oregon under requirements similar to the new EPA rule. PGE is evaluating its disposal strategy, however the Company believes the new EPA rule will not have a material effect on operations at Boardman. The Company has been informed by the operator of Colstrip, however, that this rule will have an effect on operations at Colstrip, which produces wet CCRs as a by-product. For further information, see “Asset Retirement Obligations” in Note 2, Balance Sheet Components, in the Notes to Condensed Consolidated Financial Statements.

The following discussion highlights certain regulatory items that have impacted the Company’s revenues, results of operations, or cash flows for the third quarter of 2015 compared to the third quarter of 2014, or have affected retail customer prices, as authorized by the OPUC. In some cases, the Company has deferred the related expenses or benefits as regulatory assets or liabilities, respectively, for later amortization and inclusion in customer prices, pending OPUC review and authorization.

Power Costs—Pursuant to the AUT process, PGE files annually an estimate of power costs for the following year. As part of its 2015 GRC, PGE included a projected $60 million reduction in power costs that was approved and included in the overall $15 million annual revenue increase, as authorized by the OPUC, with new prices effective January 1, 2015.

Under the PCAM for 2014, NVPC was within the limits of the deadband, thus no potential refund or collection was recorded. The OPUC is in the process of reviewing the results of the PCAM for 2014 with a decision expected in the fourth quarter 2015. Any resulting refund to or collection from customers would occur during 2016.

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

In March 2014, PGE submitted to the OPUC a RAC filing that requested deferral and recovery of the net revenue requirement of Tucannon River in the event that the facility were to come online prior to the inclusion of the project in base rates as proposed in the 2015 GRC. The Company utilized the RAC to record the revenue requirement, which was estimated to be approximately $1 million, for the period from December 15, 2014, when the facility was placed into service, until December 31, 2014. On April 15, 2015, the OPUC issued an order approving the deferral amount to be amortized and collected from customers in prices during the period July 1, 2015 through December 31, 2015.

On April 1, 2015, PGE submitted to the OPUC a RAC filing that requested revenue requirements related to a new, 1.2 MW solar facility. Concurrent with this filing, PGE also requested authorization to engage in a property sale as part of a sale-leaseback agreement for the facility. The Company estimates that overall annual impact to customer prices of this RAC filing will be an approximately $2 million reduction in revenues over a one year period beginning January 1, 2016. On October 2, 2015, the OPUC issued an order approving the deferral of costs associated with the facility.

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

For the nine months ended September 30, 2015, the Company has recorded an estimated refund of $7 million. Any resulting refund to (or collection from) customers for the 2015 year would begin January 1, 2017.

Capital Deferral—In the 2011 GRC, the OPUC authorized the Company to defer the costs associated with four capital projects that were not completed at the time the 2011 GRC was approved. In 2012, PGE deferred such costs and recorded a regulatory asset of $16 million for potential future recovery in customer prices with an offsetting credit to Depreciation and amortization expense. The OPUC authorized recovery of the deferred costs over a one-year period beginning January 1, 2014. In 2013, the Company recorded additional deferred costs and interest associated with these projects totaling $19 million, with recovery of such amounts included in customer prices over a one year period beginning January 1, 2015. Beginning January 1, 2014, the costs of these projects were reflected in the Company’s rate base.

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

Integrated Resource Plan (IRP)—In December 2014, the OPUC acknowledged PGE’s latest IRP (2013 IRP), which outlines the Company’s expectations for resource needs and resource portfolio performance over the next 20 years. The 2013 IRP includes an “Action Plan,” which covers PGE’s proposed actions through 2017. Over this period of time, the Company projects energy requirements and energy availability through its generating resources and long-term power purchase agreements to be in approximate balance.

The Action Plan includes the following, among other items, to be undertaken through 2017:

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

•
Perform various research and studies related to load forecast and energy efficiency projections, distributed generation resources within PGE’s service territory, the viability of large-scale biomass operations, fuel supply, operational flexibility requirements and analytical tools, cost-benefit analysis of Energy Imbalance Market (EIM) participation, RPS compliance strategies, and potential impacts of compliance with the EPA’s Clean Power Plan rules concerning reductions in carbon dioxide emissions from existing fossil fuel-fired power plants in preparation for the next IRP.

The 2013 IRP, an update to which will be filed with the OPUC by December 2, 2015, also incorporates PW2 and Tucannon River, both of which were placed into service in December 2014, and Carty, which is under construction and expected to be placed in service in the second quarter of 2016.

Beyond 2018, PGE may need additional resources in order to meet the 2020 and 2025 RPS requirements and to replace energy from Boardman, which is scheduled to cease coal-fired operations at the end of 2020. Additional actions beyond 2018 may also be needed to offset expiring power purchase agreements and to integrate variable energy resources, such as wind or solar generation facilities. These actions are expected to be identified in a future IRP. PGE expects to file its next IRP with the OPUC in the latter half of 2016.

PGE has evaluated its participation in an EIM as part of the Action Plan from its 2013 IRP process. On September 18, 2015, the Company announced that it plans to explore next steps for participation in the western EIM, which was launched in 2014 by the California Independent System Operator. The western EIM is a real-time energy wholesale market that automatically dispatches the lowest-cost electricity resources available to meet utility customer needs, while optimizing use of renewable energy over a large geographic area. PGE’s participation in the western EIM will be subject to negotiation over coming months and is targeted to begin in the fall of 2017.

Critical Accounting Policies

PGE’s critical accounting policies are outlined in Item 7 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014, filed with the SEC on February 13, 2015.

Results of Operations

The following table contains condensed consolidated statements of income information for the periods presented (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Revenues, net	$476	100%	$484	100%	$1,399	100%	$1,400	100%
Purchased power and fuel	181	38	202	42	490	35	528	38
Gross margin	295	62	282	58	909	65	872	62
Other operating expenses:
Generation, transmission and distribution	64	14	60	12	192	14	181	13
Administrative and other	59	12	54	11	179	13	164	11
Depreciation and amortization	76	16	76	16	227	16	224	16
Taxes other than income taxes	28	6	27	6	86	6	82	6
Total other operating expenses	227	48	217	45	684	49	651	46
Income from operations	68	14	65	13	225	16	221	16
Interest expense*	28	5	23	4	86	6	71	5
Other income:
Allowance for equity funds used during construction	6	1	11	2	15	1	26	1
Miscellaneous income (expense), net	(2)	—	1	—	—	—	1	—
Other income, net	4	—	12	2	15	1	27	1
Income before income tax expense	44	10	54	11	154	11	177	12
Income tax expense	8	2	16	3	33	2	46	3
Net income	36	8	38	8	121	9	131	9
Less: net loss attributable to noncontrolling interests	—	—	(1)	—	—	—	(1)	—
Net income	$36	8%	$39	8%	$121	9%	$132	9%

* Net of an allowance for borrowed funds used during construction of $3 million and $7 million for the three months ended September 30, 2015 and 2014, respectively, and $9 million and $15 million for the nine months ended September 30, 2015 and 2014, respectively.

Net income attributable to Portland General Electric Company was $36 million for the third quarter of 2015 compared with $39 million for the third quarter of 2014, with diluted earnings per share of $0.40 and $0.47, respectively, reflecting, in part, the impact of an additional 10.4 million common shares issued in June 2015. Actual NVPC was $6 million above baseline NVPC for the third quarter of 2015, while actual NVPC was $5 million above baseline NVPC for the third quarter of 2014. In addition, increases in miscellaneous operating and other expenses contributed to the decrease in net income.

Net income attributable to PGE was $121 million, or $1.47 per diluted share, for the nine months ended September 30, 2015, compared with $132 million, or $1.63 per diluted share, for the nine months ended September 30, 2014. The decrease in Net income was driven by a 3.0% decrease in residential energy deliveries resulting from warmer weather in the first quarter of 2015, combined with the impact of lower NVPC relative to baseline in the nine months ended September 30, 2014 when compared to the first nine months of 2015. Actual NVPC was $4 million above baseline NVPC for the nine months ended September 30, 2015, compared to $9 million below baseline for the nine months ended September 30, 2014 when the region experienced more favorable hydro conditions. Favorable impacts to net income for the nine months ended September 30, 2015 from increased industrial and commercial energy deliveries and the inclusion of two new generation resources in 2015 customer prices partially offset the unfavorable impacts to net income discussed above.

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

Revenues, energy deliveries (presented in MWh), and the average number of retail customers were as follows for the periods presented:

	Three Months Ended September 30,
	2015		2014
Revenues (1) (dollars in millions):
Retail:
Residential	$213	45%	$208	43%
Commercial	176	37	176	37
Industrial	59	12	59	12
Subtotal	448	94	443	92
Other retail revenues, net	(9)	(2)	(9)	(2)
Total retail revenues	439	92	434	90
Wholesale revenues	29	6	39	8
Other operating revenues	8	2	11	2
Total revenues	$476	100%	$484	100%
Energy deliveries (2) (MWh in thousands):
Retail:
Residential	1,749	30%	1,746	30%
Commercial	2,007	35	2,026	34
Industrial	1,183	21	1,138	19
Total retail energy deliveries	4,939	86	4,910	83
Wholesale energy deliveries	836	14	999	17
Total energy deliveries	5,775	100%	5,909	100%
Average number of retail customers:
Residential	743,371	87%	735,940	87%
Commercial	107,118	13	106,504	13
Industrial	258	—	261	—
Total	850,747	100%	842,705	100%

(1)	Includes revenues from customers who purchase their energy from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes energy sold to retail customers and energy delivered to those commercial and industrial customers that purchased their energy from ESSs.

Total revenues decreased $8 million, or 2%, for the third quarter of 2015 compared with the third quarter of 2014, as reductions in Wholesale and Other operating revenues were partially offset by a $5 million increase in Retail revenues, which resulted from the following:

•	A $10 million increase related to a 2.3% increase in average customer prices largely resulting from the 2015 GRC, which became effective January 1, 2015; and

•
A $2 million increase related to 0.6% higher volumes of retail energy delivered, with increases in energy deliveries consisting of 0.2% in residential and 4.0% in industrial, with a 0.9% decline in commercial. After adjusting for the effects of weather, total retail energy deliveries were down 1.1% for the third quarter of 2015 compared with the third quarter of 2014; partially offset by

•
A $7 million decrease related to various supplemental tariff changes, including the return of $5 million to customers in the third quarter of 2015 of proceeds received in connection with the settlement of a legal matter related to the operation of the Independent Spent Fuel Storage Installation (ISFSI) at the Trojan nuclear power plant, which was closed in 1993 (offset in Depreciation and amortization).

Total cooling degree-days for the third quarter of 2015 were comparable to the third quarter of 2014, with cooling degree-days in both years being 50% above average. The following table indicates the number of heating and cooling degree-days for the third quarters of 2015 and 2014, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2015	2014	Avg.	2015	2014	Avg.
July	—	1	12	287	220	156
August	—	—	9	235	258	161
September	76	17	64	51	101	66
Third quarter	76	18	85	573	579	383

Wholesale revenues result from sales of electricity to utilities and power marketers in conjunction with the Company’s efforts to secure reasonably-priced power for its retail customers, manage risk, and administer its current long-term wholesale contracts. Such sales can vary significantly from period to period as a result of economic conditions, power and fuel prices, hydro and wind conditions, and customer demand. The $10 million, or 26%, decrease in Wholesale revenues for the third quarter of 2015 compared with the third quarter of 2014 consisted of a 16% decrease in wholesale sales volume, combined with a 12% decrease in average wholesale price.

Purchased power and fuel expense decreased $21 million, or 10%, for the third quarter of 2015 compared with the third quarter of 2014, and consisted of $3 million from a 2% decrease in total system load, and $18 million from a 9% decrease in the average variable power cost per MWh.

The decrease in the average variable power cost to $31.90 per MWh in the third quarter of 2015 from $35.18 per MWh in the third quarter of 2014 was largely due to an increase in generation from the Company’s natural gas fired facilities and the lower natural gas prices during the third quarter of 2015. In addition, an increase in the Company’s wind generating resources from the addition of Tucannon River and an increase in wind generation from Biglow Canyon also contributed to the lower cost per MWh. Partially offsetting the decrease in cost per MWh was a reduction in energy received from hydro resources.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows for the periods presented:

	Three Months Ended September 30,
	2015		2014
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	1,445	26%	1,479	26%
Natural gas	1,702	30	1,282	22
Total thermal	3,147	56	2,761	48
Hydro	267	4	311	5
Wind	568	10	332	6
Total generation	3,982	70	3,404	59
Purchased power:
Term	527	9	916	16
Hydro	326	6	352	6
Wind	88	2	102	2
Spot	733	13	977	17
Total purchased power	1,674	30	2,347	41
Total system load	5,656	100%	5,751	100%
Less: wholesale sales	(836)		(999)
Retail load requirement	4,820		4,752

Energy received from hydro resources during the third quarter of 2015, from both PGE-owned generating plants and purchased from mid-Columbia projects, decreased 11% compared with the same period of 2014, and represented 12% and 14% of the Company’s retail load requirement for the third quarters of 2015 and 2014, respectively. During the third quarter of 2015, total energy received from hydro resources fell below projected levels included in the Company’s AUT by 8%, compared with the third quarter of 2014, which exceeded projected levels included in the AUT for 2014 by 2%.

Energy received from PGE-owned wind generating resources (Biglow Canyon and Tucannon River) increased 71% in the third quarter of 2015 compared with the same period of 2014. The increase in such energy received is due to the addition of the Tucannon River wind generating resource in December 2014, along with an 8% increase in energy received from Biglow Canyon. Energy received from these wind generating resources represented 12% of the Company’s retail load requirement for the third quarter of 2015, and 7% for the third quarter of 2014. During the third quarter of 2015, energy received from wind resources exceeded projected levels included in the AUT by 2%. During the third quarter of 2014, energy received from Biglow Canyon fell short of projected levels included in the AUT by 17%.

The following table presents the actual April-to-September 2015 and 2014 runoff at particular points of major rivers relevant to PGE’s hydro resources (as a percentage of normal, as measured over the 30-year period from 1981 through 2010):

	Actual Runoff as a Percent of Normal *
Location	2015 Actual	2014 Actual
Columbia River at The Dalles, Oregon	69%	108%
Mid-Columbia River at Grand Coulee, Washington	77	110
Clackamas River at Estacada, Oregon	53	97
Deschutes River at Moody, Oregon	85	98

* Volumetric water supply percentages for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC, which consists of Purchased power and fuel expense net of Wholesale revenues, decreased $11 million for the third quarter of 2015 compared with the third quarter of 2014. The decrease consisted of a 2% decrease in total system load combined with a 9% decline in the average variable power cost per MWh partially offset by a 16% decrease in wholesale sales volume. For the third quarter of 2015, actual NVPC was $6 million above baseline NVPC, while actual NVPC for the third quarter of 2014 was $5 million above baseline NVPC.

Generation, transmission and distribution expense increased $4 million, or 7%, in the third quarter of 2015 compared with the third quarter of 2014 driven by $2 million higher operation and maintenance expenses in 2015 due to the addition of PW2 and Tucannon River, a $1 million write-off of inventory related to the Boardman biomass project, and $1 million higher storm related costs in 2015.

Administrative and other expense increased $5 million, or 9%, in the third quarter of 2015 compared with the third quarter of 2014. The increase resulted from a combination of higher expenses for legal and environmental services, injuries and damages, pension, information technology and other miscellaneous items.

Depreciation and amortization expense in the third quarter of 2015 was comparable to the third quarter of 2014. A $7 million increase resulting from capital additions was largely offset by $6 million in amortization of deferred regulatory liabilities for the Trojan spent fuel settlement and ISFSI tax credits. The reduction in expenses resulting from the amortization of the regulatory liabilities is offset by corresponding reductions in revenues.

Taxes other than income taxes expense increased $1 million, or 4%, in the third quarter of 2015 compared with the third quarter of 2014, primarily due to higher property taxes resulting from the addition of PW2 and Tucannon River.

Interest expense increased $5 million, or 22%, in the third quarter of 2015 compared with the third quarter of 2014, primarily due to $3 million lower allowance for borrowed funds used during construction. In December 2014, PW2 and Tucannon River were placed into service resulting in a lower average construction work-in-progress (CWIP) balance during 2015. Interest on long-term debt increased $2 million due to issuance of First Mortgage Bonds in the fourth quarter of 2014.

Other income, net declined $8 million in the third quarter of 2015 compared with the third quarter of 2014, driven by a $5 million decrease in the allowance for equity funds used during construction resulting from the lower average CWIP balance, $1 million lower earnings on the non-qualified benefit plan trust assets and other decreases of $2 million.

Income tax expense was $8 million in the third quarter of 2015 compared with $16 million in the third quarter of 2014, with effective tax rates of 18.2% and 29.6%, respectively. The decrease in both the income tax expense and the effective tax rate can be attributed to lower pre-tax income and an increase in production tax credits.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

Revenues, energy deliveries (presented in MWh), and the average number of retail customers were as follows for the periods presented:

	Nine Months Ended September 30,
	2015		2014
Revenues (1) (dollars in millions):
Retail:
Residential	$647	46%	$653	47%
Commercial	498	36	493	35
Industrial	172	12	164	12
Subtotal	1,317	94	1,310	94
Other retail revenues, net	(11)	(1)	(11)	(1)
Total retail revenues	1,306	93	1,299	93
Wholesale revenues	66	5	73	5
Other operating revenues	27	2	28	2
Total revenues	$1,399	100%	$1,400	100%
Energy deliveries (2) (MWh in thousands):
Retail:
Residential	5,308	32%	5,472	34%
Commercial	5,647	35	5,621	34
Industrial	3,438	21	3,196	20
Total retail energy deliveries	14,393	88	14,289	88
Wholesale energy deliveries	1,954	12	1,892	12
Total energy deliveries	16,347	100%	16,181	100%
Average number of retail customers:
Residential	741,249	87%	734,792	87%
Commercial	105,761	13	105,284	13
Industrial	260	—	260	—
Total	847,270	100%	840,336	100%

(1)	Includes revenues from customers who purchase their energy from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.

(2)	Includes energy sold to retail customers and energy delivered to those commercial and industrial customers that purchased their energy from ESSs.

Total revenues for the nine months ended September 30, 2015 were comparable to the nine months ended September 30, 2014, as a $7 million increase in Retail revenues was mostly offset by a reduction in Wholesale revenues. The change in Retail revenues resulted from the following:

•	An $18 million increase related to an increase in average customer prices largely resulting from the 2015 GRC, which became effective January 1, 2015; and

•
A $9 million increase related to 0.7% higher volumes of retail energy delivered, with increases of 7.6% and 0.5% in industrial and commercial energy deliveries, respectively, partially offset by a 3.0% decrease in residential energy deliveries. After adjusting for the effects of weather, total retail energy deliveries were up 2.8% for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014; partially offset by

•
A $20 million decrease related to various supplemental tariff changes, including the return of $14 million to customers in the first nine months of 2015 of proceeds received in connection with the settlement of a legal matter related to the operation of the ISFSI at the Trojan nuclear power plant, which was closed in 1993 (offset in Depreciation and amortization).

Total heating degree-days for the nine months ended September 30, 2015 were 15% lower than the nine months ended September 30, 2014 and 22% below average, while cooling degree days were 23% higher than the nine months ended September 30, 2014 and 50% above average. The following table indicates the number of heating degree-days for the nine months ended September 30, 2015 and 2014, along with 15-year averages provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2015	2014	Avg.	2015	2014	Avg.
First quarter	1,481	1,891	1,864	—	—	—
Second quarter	513	530	713	207	57	70
Third quarter	76	18	85	573	579	383
Year-to-date	2,070	2,439	2,662	780	636	453

Wholesale revenues for the nine months ended September 30, 2015 decreased $7 million, or 10%, from the nine months ended September 30, 2014, and consisted of $10 million related to a 13% decrease in average wholesale price, partially offset by $3 million related to a 3% increase in wholesale sales volume.

Purchased power and fuel expense decreased $38 million, or 7%, for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014, and consisted of $42 million related to an 8% decrease in the average variable power cost per MWh, partially offset by $4 million related to a 1% increase in total system load.

The decrease in the average variable power cost to $30.76 per MWh in the nine months ended September 30, 2015 from $33.42 per MWh in the nine months ended September 30, 2014 was driven by a 6% decline in the average cost per MWh of purchased power. A 48% increase in MWhs generated from the Company’s natural gas fired facilities combined with a 17% decrease in the average variable power cost primarily due to lower natural gas prices drove the overall reduction in total average variable power cost. In addition, an increase in energy received from the Company’s wind generating resources contributed to the decrease in the average variable power cost per MWh while below average hydro conditions in the region during 2015 served to increase average variable power cost per MWh due to the need to replace the expected hydro generation.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows for the periods presented:

	Nine Months Ended September 30,
	2015		2014
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	2,656	17%	3,079	20%
Natural gas	3,356	21	2,273	14
Total thermal	6,012	38	5,352	34
Hydro	1,063	7	1,292	8
Wind	1,371	9	953	6
Total generation	8,446	54	7,597	48
Purchased power:
Term	3,403	21	4,698	30
Hydro	1,239	8	1,219	8
Wind	241	1	267	1
Spot	2,594	16	2,018	13
Total purchased power	7,477	46	8,202	52
Total system load	15,923	100%	15,799	100%
Less: wholesale sales	(1,954)		(1,892)
Retail load requirement	13,969		13,907

Energy received from hydro resources during the nine months ended September 30, 2015, from both PGE-owned generating plants and purchased from mid-Columbia projects, decreased 8% compared with the same period of 2014, and represented 16% and 18% of the Company’s retail load requirement for the nine months ended September 30, 2015 and 2014, respectively. Through September, total energy received from hydro resources fell below projected levels included in the Company’s AUT by 7% for 2015, compared with the same period of 2014, which exceeded projected levels included in the AUT for 2014 by 2%.

With the addition of Tucannon River in December 2014, energy received from PGE-owned wind generating resources increased 44% in the nine months ended September 30, 2015 compared with the same period of 2014; however, energy received from Biglow Canyon declined 13%. Energy received from these wind generating resources represented 10% of the Company’s retail load requirement for the nine months ended September 30, 2015, compared with 7% for the nine months ended September 30, 2014. Through September, energy received from wind resources fell short of projected levels included in the AUT by 20% for 2015 and 9% for 2014.

Actual NVPC for the nine months ended September 30, 2015 decreased $31 million when compared with the nine months ended September 30, 2014. The decrease was driven by an 8% decline in the average variable power cost per MWh, combined with a 3% increase in wholesale sales volume. Partially offsetting these decreases to NVPC was a 1% increase in total system load combined with a 13% decrease in the average wholesale sales price. For the nine months ended September 30, 2015 and 2014, actual NVPC was $4 million above and $9 million below baseline NVPC, respectively.

Generation, transmission and distribution expense increased $11 million, or 6%, in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 driven by $9 million higher operation and maintenance expenses, $6 million of which was due to the addition of PW2 and Tucannon River, $4 million higher information technology expenses, $3 million higher combined costs for storm and service restoration costs, straight time labor, and IRP study costs, and a $1 million write-off of inventory related to the Boardman biomass project. The timing of the repair and maintenance work during the annual planned outage and economic displacement of Boardman in 2015, coupled with the unplanned outages at Colstrip in January 2014, reduced expenses $6 million.

Administrative and other expense increased $15 million, or 9%, in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. The increase was primarily due to a $4 million increase in information technology expenses, a $4 million increase in compensation and benefits expense, an increase of $3 million in non-labor and outside services expenses, and a $3 million increase in injuries and damages.

Depreciation and amortization expense increased $3 million in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. An $18 million higher expense resulting from capital additions was largely offset by $16 million in amortization of deferred regulatory liabilities for the Trojan spent fuel settlement and tax credits. The remainder of the change resulted from an increase in ARO expenses and amortization of capital deferrals partially offset by gains recorded on the sale of assets. The reduction in expenses resulting from the amortization of the regulatory liabilities is directly offset by corresponding reductions in revenues.

Taxes other than income taxes expense increased $4 million, or 5%, in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014, due to a $2 million increase in property taxes attributed to the addition of PW 2 and Tucannon River and a $1 million increase in franchise fees due to higher revenues.

Interest expense increased $15 million, or 21%, in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014, with $8 million related to an 11% increase in the average balance of debt outstanding and $6 million related to lower allowance for borrowed funds used during construction. In December 2014, PW2 and Tucannon River were placed into service resulting in a lower average CWIP balance during 2015.

Other income, net was $15 million in the nine months ended September 30, 2015 compared with $27 million in the nine months ended September 30, 2014, primarily due to an $11 million decrease in the allowance for equity funds used during construction resulting from the lower average CWIP balance.

Income tax expense was $33 million in the nine months ended September 30, 2015 compared with $46 million in the nine months ended September 30, 2014, with effective tax rates of 21.4% and 26.0%, respectively. Lower pre-tax income accounted for $8 million of the decrease in income tax expense. An $8 million increase in production tax credits in 2015, resulting primarily from the addition of Tucannon River wind generation, offset by the tax impact of lower AFDC equity accounted for the remaining $5 million decrease.

Liquidity and Capital Resources

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2015 through 2019 (in millions, excluding AFDC):

	2015		2016	2017	2018	2019
Ongoing capital expenditures (1) (2)	$397		$375	$362	$294	$280
Carty Generating Station	162		45	—	—	—
Hydro licensing and construction (3)	21		11	4	2	1
Total capital expenditures	$580	(4)	$431	$366	$296	$281
Long-term debt maturities (5)	$442		$—	$58	$75	$300

(1)
Consists primarily of upgrades to, and replacement of, generation, transmission, and distribution infrastructure, as well as new customer connections. In the 2015 through 2018 years, $125 million relates to the implementation of the Company’s new customer information and meter data management systems.

(2)	Includes $31 million for the completion of construction of PW2 and Tucannon River in 2015 and $7 million in 2016.

(3)	Relates primarily to modifications to PGE’s hydro facilities to enhance fish passage and survival, as required by conditions contained in the operating licenses.

(4)	Includes preliminary engineering and removal costs, which are included in other net operating activities in the condensed consolidated statements of cash flows.

(5)	Reflects $67 million of FMBs in 2015, which were previously presented in 2016. Such FMBs had an original maturity date in 2016 but were repaid in 2015.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2015	2014
Cash and cash equivalents, beginning of period	$127	$107
Net cash provided by (used in):
Operating activities	439	473
Investing activities	(377)	(821)
Financing activities	(97)	338
Decrease in cash and cash equivalents	(35)	(10)
Cash and cash equivalents, end of period	$92	$97

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, with adjustments for certain non-cash items, such as depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. Net cash flows from operating activities for the nine months ended September 30, 2015 decreased $34 million when compared with the nine months ended September 30, 2014. Such decrease was largely due to an increase in margin deposits, a decrease in cash received from Bonneville Power Administration to be credited to customers pursuant to the Residential Exchange Program, and other changes in working capital items as a result of amount and timing of transactions.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. PGE estimates that such charges in 2015 will range from $300 million to $310 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $455 million to $495 million.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s generation facilities and transmission and distribution systems. Net cash used in investing activities for the nine months ended September 30, 2015 decreased $444 million when compared with the nine months ended September 30, 2014. Such decrease was largely due to a $372 million decrease in capital expenditures, combined with a distribution from the Nuclear decommissioning trust in the amount of $50 million to be returned to customers over the three-year period that began January 1, 2015 and the collection of a sales tax refund in the amount of $23 million related to Tucannon River in the nine months ended September 30, 2015.

The Company plans approximately $580 million of capital expenditures for 2015, including $162 million related to the construction of Carty. PGE plans to fund the 2015 capital expenditures with cash expected to be generated from operations during 2015, as discussed above, as well as with proceeds received from the issuances of equity and debt securities. For additional information, see “Capital Requirements” and “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the nine months ended September 30, 2015, net cash used in financing activities consisted of the repayment of long-term debt of $442 million and the payment of dividends of $70 million, partially offset by proceeds received from the issuances of common stock of $271 million and FMBs of $145 million. During the nine months ended September 30, 2014, net cash provided by financing activities consisted of net proceeds received from the issuances of FMBs and term bank loans of $405 million, partially offset by the payment of dividends of $66 million.

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

Common stock dividends declared during 2015 consist of the following:

			Dividends
			Declared Per
Declaration Date	Record Date	Payment Date	Common Share
February 18, 2015	March 25, 2015	April 15, 2015	$0.28
May 6, 2015	June 25, 2015	July 15, 2015	0.30
July 23, 2015	September 25, 2015	October 15, 2015	0.30
October 22, 2015	December 28, 2015	January 15, 2016	0.30

Debt and Equity Financings

PGE’s ability to secure sufficient long-term capital at a reasonable cost is determined by its financial performance and outlook, credit ratings, capital expenditure requirements, alternatives available to investors, market conditions, and other factors. Management believes that the availability of its revolving credit facility, the expected ability to issue long-term debt and equity securities, and cash expected to be generated from operations provide sufficient cash flow and liquidity to meet the Company’s anticipated capital and operating requirements for the foreseeable future. However, the Company’s ability to issue long-term debt and equity could be adversely affected by changes in capital market conditions. For 2015, PGE expects to fund estimated capital expenditures and maturities of long-term debt with cash from operations (which is expected to range from $455 million to $495 million), issuances of debt securities of $145 million, the previously disclosed June 10, 2015 issuance of 10,400,000 shares of common stock under the EFSA in exchange for net proceeds of $271 million, and the issuance of commercial paper. The actual timing and amount of future issuances of debt and equity securities will be dependent upon the timing and amount of capital expenditures.

Short-term Debt. PGE has approval from the FERC to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2016. In September 2015, PGE filed an application with the FERC to extend the authorization for two years. An order is expected by the end of 2015. During the first quarter of 2015, the Company determined that a $500 million aggregate revolving credit facility capacity would be sufficient to meet its liquidity needs and accordingly, reduced its aggregate revolving credit capacity from $700 million to $500 million. As of September 30, 2015, PGE has a $500 million revolving credit facility scheduled to expire November 2019. This revolving credit facility supplements operating cash flow and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, backup for commercial paper borrowings, and the issuance of standby letters of credit.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility.

Under the credit facility, as of September 30, 2015, PGE had no borrowings or commercial paper outstanding, $3 million of letters of credit issued, and an aggregate available capacity of $497 million.

In addition, PGE has four letter of credit facilities providing $135 million capacity under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these four facilities, $93 million of letters of credit were outstanding, as of September 30, 2015.

Long-term Debt. During the nine months ended September 30, 2015, PGE received aggregate proceeds of $145 million related to the issuance of long-term debt and repaid long-term debt in an aggregate amount of $442 million as follows:

•	In January, issued $75 million of 3.55% Series FMBs, due 2030, and repaid $70 million of 3.46% Series FMBs;

•	In February, repaid $50 million of long-term bank loans;

•	In May, issued $70 million of 3.50% Series FMBs and repaid $67 million of 6.80% Series FMBs, due January 2016;

•	In June, repaid $200 million of long-term bank loans; and

•	In July, repaid the remaining outstanding balance of long-term bank loans in the amount of $55 million.

As of September 30, 2015, total long-term debt outstanding was $2,204 million, of which none was classified as current.

Equity. During the second quarter of 2015, PGE physically settled in full the EFSA by issuing 10,400,000 shares of PGE common stock in exchange for cash of $271 million.

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including any current debt maturities) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade debt ratings and facilitates access to long-term capital at favorable interest rates. The Company’s common equity ratios were 50.3% and 43.3% as of September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015, PGE had posted approximately $71 million of collateral with these counterparties, consisting of $20 million in cash and $51 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of September 30, 2015, the approximate amount of additional collateral that could be requested upon a single agency downgrade to below investment grade was approximately $117 million, and decreases to approximately $88 million by December 31, 2015 and $40 million by December 31, 2016. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade was approximately $228 million at September 30, 2015, and decreases to approximately $171 million by December 31, 2015 and $82 million by December 31, 2016.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facility would increase.

The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the FMBs. PGE estimates that on September 30, 2015, under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust, the Company could have issued up to approximately $959 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges or other dispositions of property.

PGE’s credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of September 30, 2015, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 49.7%.

Off-Balance Sheet Arrangements

PGE has no off-balance sheet arrangements, other than outstanding letters of credit from time to time, that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

PGE’s contractual obligations for 2015 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015. Such obligations have not changed materially as of September 30, 2015, except for interest on long-term debt. During the nine months ended September 30, 2015, PGE issued FMBs in the amount of $145 million, consisting of $75 million of 3.55% Series and $70 million of 3.50% Series. As a result, interest on long-term debt increased as follows: $4 million for 2015; $5 million for 2016 through 2019; and $64 million for Thereafter.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, these disclosure controls and procedures were effective.

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

On July 27, 2015, the Marion County Circuit Court heard oral argument on the Company’s motion for Summary Judgment. The court has yet to issue a decision on the motion.

Sierra Club and Montana Environmental Information Center v. PPL Montana LLC, Avista Corporation, Puget Sound Energy, Portland General Electric Company, Northwestern Corporation, and PacifiCorp, U.S. District Court for the District of Montana.

Discovery in this matter is complete. The Parties filed various summary judgment motions during the summer of 2015. Oral argument on those motions has been scheduled for December 1, 2015. The case is currently set for trial on May 7, 2016.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	October 26, 2015	By:	/s/ James F. Lobdell
James F. Lobdell
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)