Form 10-Q
period 2017-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2017-04-28
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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
[x] Yes x [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]	Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)
Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

Number of shares of common stock outstanding as of April 20, 2017 is 89,068,043 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues, net	$530	$487
Operating expenses:
Purchased power and fuel	141	149
Generation, transmission and distribution	81	66
Administrative and other	68	61
Depreciation and amortization	84	82
Taxes other than income taxes	33	30
Total operating expenses	407	388
Income from operations	123	99
Interest expense, net	30	27
Other income:
Allowance for equity funds used during construction	2	7
Miscellaneous income (expense), net	1	(1)
Other income, net	3	6
Income before income tax expense	96	78
Income tax expense	23	17
Net income	$73	$61
Other comprehensive loss	(1)	—
Comprehensive income	$72	$61

Weighted-average shares outstanding—basic and diluted (in thousands)	89,003	88,833

Earnings per share—basic and diluted	$0.82	$0.68

Dividends declared per common share	$0.32	$0.30

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$31	$6
Accounts receivable, net	162	155
Unbilled revenues	71	107
Inventories	77	82
Regulatory assets—current	57	36
Other current assets	87	77
Total current assets	485	463
Electric utility plant, net	6,466	6,434
Regulatory assets—noncurrent	532	498
Nuclear decommissioning trust	41	41
Non-qualified benefit plan trust	34	34
Other noncurrent assets	54	57
Total assets	$7,612	$7,527

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	March 31, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$92	$129
Liabilities from price risk management activities—current	59	44
Current portion of long-term debt	150	150
Accrued expenses and other current liabilities	247	254
Total current liabilities	548	577
Long-term debt, net of current portion	2,200	2,200
Regulatory liabilities—noncurrent	973	958
Deferred income taxes	682	669
Unfunded status of pension and postretirement plans	283	281
Liabilities from price risk management activities—noncurrent	156	125
Asset retirement obligations	164	161
Non-qualified benefit plan liabilities	106	105
Other noncurrent liabilities	113	107
Total liabilities	5,225	5,183
Commitments and contingencies (see notes)
Equity:
Portland General Electric Company shareholders’ equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, no par value, 160,000,000 shares authorized; 89,067,858 and 88,946,704 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,200	1,201
Accumulated other comprehensive loss	(8)	(7)
Retained earnings	1,195	1,150
Total equity	2,387	2,344
Total liabilities and equity	$7,612	$7,527

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$73	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84	82
Deferred income taxes	17	14
Pension and other postretirement benefits	6	7
Allowance for equity funds used during construction	(2)	(7)
Decoupling mechanism deferrals, net of amortization	(9)	(4)
Other non-cash income and expenses, net	7	8
Changes in working capital:
Decrease in accounts receivable and unbilled revenues	29	46
Decrease in inventories	5	1
(Increase) in margin deposits, net	(12)	(7)
(Decrease) in accounts payable and accrued liabilities	(10)	(11)
Other working capital items, net	(13)	(16)
Other, net	(5)	(13)
Net cash provided by operating activities	170	161
Cash flows from investing activities:
Capital expenditures	(114)	(131)
Sales of Nuclear decommissioning trust securities	7	6
Purchases of Nuclear decommissioning trust securities	(5)	(6)
Other, net	(1)	(2)
Net cash used in investing activities	(113)	(133)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	140
Payments on long-term debt	—	(133)
Change in short-term debt	—	(6)
Dividends paid	(28)	(27)
Other	(4)	(2)
Net cash used in financing activities	(32)	(28)
Increase in cash and cash equivalents	25	—
Cash and cash equivalents, beginning of period	6	4
Cash and cash equivalents, end of period	$31	$4

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$13	$10
Cash paid for income taxes	—	—

See accompanying notes to condensed consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to obtain reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. The Company’s corporate headquarters is located in Portland, Oregon and its approximately 4,000 square mile, state-approved service area allocation, located entirely within the State of Oregon, encompasses 51 incorporated cities, of which Portland and Salem are the largest. As of March 31, 2017, PGE served approximately 865,000 retail customers with a service area population of approximately 1.9 million, comprising approximately 46% of the state’s population.

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

To conform with the 2017 presentation, PGE has reclassified Decoupling mechanism deferrals, net of amortization from Other non-cash income and expenses, net of $4 million within the operating activities section and reclassified both Payments on capital leases of $1 million and Debt issuance costs of $1 million to Other within the financing activities section of the condensed consolidated statement of cash flows for the three months ended March 31, 2016.

The financial information included herein for the three months ended March 31, 2017 and 2016 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. The financial information as of December 31, 2016 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 17, 2017, which should be read in conjunction with such condensed consolidated financial statements.

Comprehensive Income

PGE recorded a net $1 million loss in other comprehensive income for the three months ended March 31, 2017 due to the combination of changes in compensation retirement benefit liability and amortization, net of taxes of an immaterial amount, and other miscellaneous adjustments. No material change occurred in the three months ended March 31, 2016.

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

Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), creates a new Topic 606 and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized that consists of: i) identify the contract with the customer; ii) identify the performance obligations in the contract; iii) determine the transaction price; iv) allocate the transaction price to the performance obligations; and v) recognize revenue when or as each performance obligation is satisfied. Companies can transition to the requirements of this ASU either retrospectively (full retrospective method) or as a cumulative-effect adjustment as of the effective date (modified retrospective method), which is January 1, 2018 for calendar year-end public entities. The Company is evaluating which transition method it will elect. The Company does not anticipate any material changes to its revenue policy for tariff-based revenues, which comprises a majority of PGE’s retail revenues, as performance obligations are expected to be satisfied in a similar recognition pattern. PGE continues to evaluate the impacts the new guidance may have on its consolidated financial position, consolidated results of operations, and consolidated cash flows, particularly related to recognizing revenue for certain contracts where collectibility may be in question, certain matters of presentation of alternative revenue programs (such as decoupling), wholesale, and other operating revenue contracts.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), with the intention to reduce diversity in practice, as well as simplify elements of classification within the statement of cash flows for certain transactions. The new ASU prescribes specific clarification guidance for the following eight classes of transactions: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance (COLI) policies, distributions received from equity method investments, beneficial interest in

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

securitization transactions, and separately identifiable cash flows and application of the predominance principal. For calendar year-end public entities, the update will be effective for annual periods beginning January 1, 2018 and requires application using a retrospective transition method. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact to its presentation of consolidated cash flows.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). Pursuant to this ASU, only the service cost component of net periodic pension and postretirement benefit costs will be eligible for capitalization and should be applied on a prospective basis upon implementation. Also, the non-service components are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations and should be applied on a retrospective basis upon implementation. For calendar year-end public entities, the update will be effective for annual periods beginning January 1, 2018. The Company does not plan to early adopt. The Company is in the process of evaluating the impact the guidance may have on its consolidated financial position and consolidated results of operations.

NOTE 2: BALANCE SHEET COMPONENTS

Inventories

PGE’s inventories, which are recorded at average cost, consist primarily of materials and supplies for use in operations, maintenance, and capital activities, as well as fuel, which includes natural gas, coal, and oil, for use in its generating plants. Periodically, the Company assesses inventory for purposes of determining that inventory is recorded at the lower of average cost or net realizable value.

Other Current Assets

Other current assets consist of the following (in millions):

	March 31, 2017	December 31, 2016
Prepaid expenses	$58	$48
Margin deposits	20	8
Assets from price risk management activities	9	18
Other	—	3
Other current assets	$87	$77

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	March 31, 2017	December 31, 2016
Electric utility plant	$9,605	$9,534
Construction work-in-progress	242	213
Total cost	9,847	9,747
Less: accumulated depreciation and amortization	(3,381)	(3,313)
Electric utility plant, net	$6,466	$6,434

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $265 million and $257 million as of March 31, 2017 and December 31, 2016, respectively. Amortization expense related to intangible assets was $11 million for the three months ended March 31, 2017 and 2016. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	March 31, 2017			December 31, 2016
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$50		$154	$26		$120
Pension and other postretirement plans	—		232	—		235
Deferred income taxes	—		83	—		86
Debt issuance costs	—		21	—		22
Other	7		42	10		35
Total regulatory assets	$57		$532	$36		$498
Regulatory liabilities:
Asset retirement removal costs	$—		$898	$—		$887
Trojan decommissioning activities	12		—	18		—
Asset retirement obligations	—		50	—		49
Other	30		25	33		22
Total regulatory liabilities	$42	*	$973	$51	*	$958

*	Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	March 31, 2017	December 31, 2016
Regulatory liabilities—current	$42	$51
Accrued employee compensation and benefits	41	52
Accrued interest payable	40	25
Accrued dividends payable	30	30
Accrued taxes payable	34	25
Other	60	71
Total accrued expenses and other current liabilities	$247	$254

Credit Facilities

As of March 31, 2017, PGE had a $500 million revolving credit facility scheduled to expire in November 2020.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, as backup for commercial paper borrowings, and to permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that allows for two, one-year extensions, subject to approval by the banks. During the first quarter of 2017, PGE exercised one of the two extensions available under the terms of the credit facility. Such action resulted in an updated expiration date for the agreement of November 2020. The facility also contains a provision that requires annual fees based on PGE’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of March 31, 2017, PGE was in compliance with this covenant with a 50.6% debt-to-total capital ratio.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility.

PGE classifies any borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

Under the revolving credit facility, as of March 31, 2017, since PGE had no borrowings outstanding, and no commercial paper or letters of credit issued, the aggregate unused available credit capacity under the facility was $500 million.

In addition, PGE has four letter of credit facilities under which the Company can request letters of credit for original terms not to exceed one year. These facilities provide a total capacity of $160 million. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $56 million were outstanding as of March 31, 2017. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

Pursuant to an order issued by the Federal Energy Regulatory Commission (FERC), the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2018.

Long-term Debt

During the three months ended March 31, 2017, PGE did not enter into any new First Mortgage Bond (FMB) long-term debt transactions.

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

The term loan interest rates are set at the beginning of the interest period for periods of 1-month, 3-months, or 6-months, as selected by PGE, and are based on the London Interbank Offered Rate (LIBOR) plus 63 basis points, and was 1.6% as of March 31, 2017, with no other fees.

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

Defined Benefit Pension Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Service cost	$4	$4
Interest cost	8	8
Expected return on plan assets	(10)	(10)
Amortization of net actuarial loss	3	4
Net periodic benefit cost	$5	$6

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate fair value as of March 31, 2017 and December 31, 2016, and then classifies these financial assets and liabilities based on a fair value hierarchy that is used to prioritize the inputs to the valuation techniques used to measure fair value. The three levels and application to the Company are discussed below.

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the measurement date.

Level 2	Pricing inputs include those that are directly or indirectly observable in the marketplace as of the measurement date.

Level 3	Pricing inputs include significant inputs that are unobservable for the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. Assets measured at fair value using net asset value (NAV) as a practical expedient are not categorized in the fair value hierarchy, instead these assets are listed in the totals of the fair value hierarchy to permit the reconciliation to amounts presented in the financial statements.

PGE recognizes transfers between levels in the fair value hierarchy as of the end of the reporting period for all of its financial instruments. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels during the three month periods ended March 31, 2017 and 2016, except those presented in this note.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of March 31, 2017
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	$2	$9	$—	$—	$11
Corporate credit	—	8	—	—	8
Money market funds measured at NAV (2)	—	—	—	22	22
Non-qualified benefit plan trust: (3)
Money market funds	1	—	—	—	1
Equity securities—domestic	6	—	—	—	6
Debt securities—domestic government	1	—	—	—	1
Collective trust—domestic equity measured at NAV (2)	—	—	—	—	—
Assets from price risk management activities: (1) (4)
Electricity	—	3	2	—	5
Natural gas	—	6	—	—	6
	$10	$26	$2	$22	$60
Liabilities from price risk management activities: (1) (4)
Electricity	$—	$16	$133	$—	$149
Natural gas	—	53	13	—	66
	$—	$69	$146	$—	$215

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.

(3)	Excludes insurance policies of $26 million, which are recorded at cash surrender value.

(4)	For further information, see Note 4, Price Risk Management.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	$2	$10	$—	$—	$12
Corporate credit	—	8	—	—	8
Money market funds measured at NAV (2)	—	—	—	21	21
Non-qualified benefit plan trust: (3)
Money market funds	1	—	—	—	1
Equity securities—domestic	4	—	—	—	4
Debt securities—domestic government	1	—	—	—	1
Money market funds measured at NAV(2)	—	—	—	—	—
Collective trust—domestic equity measured at NAV (2)	—	—	—	2	2
Assets from price risk management activities: (1) (4)
Electricity	—	6	1	—	7
Natural gas	—	15	1	—	16
	$8	$39	$2	$23	$72
Liabilities from price risk management activities: (1) (4)
Electricity	$—	$6	$112	$—	$118
Natural gas	—	42	9	—	51
	$—	$48	$121	$—	$169

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.

(3)	Excludes insurance policies of $26 million, which are recorded at cash surrender value.

(4)	For further information, see Note 4, Price Risk Management.

Trust assets held in the Nuclear decommissioning and Non-qualified benefit plan (NQ Plan) trusts are recorded at fair value in PGE’s condensed consolidated balance sheets and invested in securities that are exposed to interest rate, credit, and market volatility risks. These assets are classified within Level 1, 2, or 3 based on the following factors:

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

The Nuclear decommissioning trust money market funds were valued at NAV as a practical expedient and not included in the fair value hierarchy. The NQ Plan money market funds are exchange traded government money market funds and are classified as Level 1 in the fair value hierarchy due to the availability of quoted prices in published exchanges such as NASDAQ and the NYSE.

Common and collective trust funds—PGE invests in common and collective trust funds that invest in equity securities. The Company believes the redemption value of these funds is likely to be the fair value, which is represented by the net asset value as a practical expedient. A majority of the funds provide for daily liquidity with appropriate written notice. One fund allows for withdrawal from all accounts as of the last day on each calendar month, with at least 10 days’ prior written notice, and provides for a 95% payment to be made within 30 days, and the balance paid after the annual fund audit is complete. Common and collective trusts are not classified in the fair value hierarchy as they are valued at NAV as a practical expedient.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of March 31, 2017:
Electricity physical forwards	$—	$132	Discounted cash flow	Electricity forward price (per MWh)	$5.45	$44.76	$31.58
Natural gas financial swaps	—	13	Discounted cash flow	Natural gas forward price (per Decatherm)	1.57	3.43	2.14
Electricity financial futures	2	1	Discounted cash flow	Electricity forward price (per MWh)	8.20	29.86	20.42
	$2	$146
As of December 31, 2016:
Electricity physical forwards	$—	$112	Discounted cash flow	Electricity forward price (per MWh)	$14.25	$54.73	$38.18
Natural gas financial swaps	1	9	Discounted cash flow	Natural gas forward price (per Decatherm)	1.85	4.92	2.64
Electricity financial futures	1	—	Discounted cash flow	Electricity forward price (per MWh)	8.57	33.60	25.10
	$2	$121

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

The Company’s Level 3 assets and liabilities from price risk management activities are sensitive to market price changes in the respective underlying commodities. The significance of the impact is dependent upon the magnitude of the price change and PGE’s position as either the buyer or seller of the contract. Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Balance as of the beginning of the period	$119	119
Net realized and unrealized losses *	26	12
Transfers out of Level 3 to Level 2	(1)	—
Balance as of the end of the period	$144	$131

*
Both realized and unrealized losses, of which the unrealized portion is fully offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Purchased power and fuel expense in the condensed consolidated statements of income.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the three month periods ended March 31, 2017 and 2016, there were no transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers in and transfers out of Level 3 at the end of the reporting period for all of its derivative instruments.

Transfers from Level 2 to Level 1 for the Company’s price risk management assets and liabilities do not occur as quoted prices are not available for identical instruments. As such, the Company’s assets and liabilities from price risk management activities mature and settle as Level 2 fair value measurements.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The fair value of the Company’s FMBs and Pollution Control Revenue Bonds is classified as a Level 2 fair value measurement and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to PGE for debt of similar remaining maturities. The fair value of PGE’s unsecured term bank loans was classified as a Level 3 fair value measurement and was estimated based on the terms of the loans and PGE’s creditworthiness. The significant unobservable inputs to the Level 3 fair value measurement included the interest rate and the length of the loan. The estimated fair value of the Company’s unsecured term bank loans approximated their carrying value.

As of March 31, 2017, the carrying amount of PGE’s long-term debt was $2,350 million, net of $11 million of unamortized debt expense, and its estimated aggregate fair value was $2,718 million, consisting of $2,568 million and $150 million classified as Level 2 and Level 3, respectively, in the fair value hierarchy. As of December 31, 2016, the carrying amount of PGE’s long-term debt was $2,350 million, net of $11 million of unamortized debt expense, and its estimated aggregate fair value was $2,693 million, consisting of $2,543 million and $150 million classified as Level 2 and Level 3, respectively, in the fair value hierarchy.

NOTE 4: PRICE RISK MANAGEMENT

PGE participates in the wholesale marketplace in order to balance its supply of power, which consists of its own generation combined with wholesale market transactions, to meet the needs of its retail customers, manage risk, and administer its existing long-term wholesale contracts. Such activities include purchases and sales of both power and fuel resulting from economic dispatch decisions for Company-owned generation resources. As a result of this ongoing business activity, PGE is exposed to commodity price risk and foreign currency exchange rate risk, from

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

which changes in prices and/or rates may affect the Company’s financial position, results of operations, or cash flows.

PGE utilizes derivative instruments to manage its exposure to commodity price risk and foreign exchange rate risk in order to reduce volatility in NVPC for its retail customers. Such derivative instruments may include forward, futures, swaps, and option contracts, which are recorded at fair value on the condensed consolidated balance sheets, for electricity, natural gas, oil, and foreign currency, with changes in fair value recorded in the condensed consolidated statements of income. In accordance with the ratemaking and cost recovery processes authorized by the Public Utility Commission of Oregon (OPUC), the Company recognizes a regulatory asset or liability to defer the gains and losses from derivative activity until settlement of the associated derivative instrument. PGE may designate certain derivative instruments as cash flow hedges or may use derivative instruments as economic hedges. The Company does not engage in trading activities for non-retail purposes.

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	March 31, 2017		December 31, 2016
Current assets:
Commodity contracts:
Electricity	$3		$6
Natural gas	6		12
Total current derivative assets	9	(1)	18	(1)
Noncurrent assets:
Commodity contracts:
Electricity	2		1
Natural gas	—		4
Total noncurrent derivative assets	2	(2)	5	(2)
Total derivative assets not designated as hedging instruments	$11		$23
Total derivative assets	$11		$23
Current liabilities:
Commodity contracts:
Electricity	$24		$12
Natural gas	35		32
Total current derivative liabilities	59		44
Noncurrent liabilities:
Commodity contracts:
Electricity	125		106
Natural gas	31		19
Total noncurrent derivative liabilities	156		125
Total derivative liabilities not designated as hedging instruments	$215		$169
Total derivative liabilities	$215		$169

(1)	Included in Other current assets on the condensed consolidated balance sheets.

(2)	Included in Other noncurrent assets on the condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle through 2035, were as follows (in millions):

	March 31, 2017		December 31, 2016
Commodity contracts:
Electricity	8	MWh	8	MWh
Natural gas	101	Decatherms	107	Decatherms
Foreign currency	$32	Canadian	$22	Canadian

PGE has elected to report gross on the condensed consolidated balance sheets the positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement. In the case of default on, or termination of, any contract under the master netting arrangements, these agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of March 31, 2017 and December 31, 2016, gross amounts included as Price risk management liabilities subject to master netting agreements were $136 million and $115 million, respectively, for which PGE posted collateral of $11 million as of March 31, 2017 and December 31, 2016, which consisted entirely of letters of credit. As of March 31, 2017, of the gross amounts recognized, $132 million was for electricity and $4 million was for natural gas compared to $112 million for electricity and $3 million for natural gas recognized as of December 31, 2016.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Purchased power and fuel in the condensed consolidated statements of income and were as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Commodity contracts:
Electricity	$33	$25
Natural Gas	34	17
Foreign currency exchange	—	(1)

Net unrealized and certain net realized losses (gains) presented in the table above are offset within the condensed consolidated statements of income by the effects of regulatory accounting. Of the net losses (gains) recognized in Net income for the three month periods ended March 31, 2017 and 2016, net losses of $61 million and $34 million have been offset, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of March 31, 2017 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2017	2018	2019	2020	2021	Thereafter	Total
Commodity contracts:
Electricity	$19	$7	$8	$8	$8	$94	$144
Natural gas	28	19	10	3	—	—	60
Net unrealized loss	$47	$26	$18	$11	$8	$94	$204

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2017 was $201 million, for which PGE has posted $16 million in collateral, consisting entirely of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered at March 31, 2017, the cash requirement to either post as collateral or settle the instruments immediately would have been $195 million. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheet.

Counterparties representing 10% or more of Assets and Liabilities from price risk management activities were as follows:

	March 31, 2017	December 31, 2016
Assets from price risk management activities:
Counterparty A	43%	22%
Counterparty B	14	17
Counterparty C	7	12
	64%	51%
Liabilities from price risk management activities:
Counterparty D	61%	66%
	61%	66%

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

For the three month period ended March 31, 2017, unvested performance-based restricted stock units and related dividend equivalent rights of approximately 274,000 were excluded from the dilutive calculation because the performance goals had not been met, with 304,000 excluded for the three month period ended March 31, 2016.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted-average common shares outstanding—basic and diluted	89,003	88,833

NOTE 6: EQUITY

The activity in equity during the three months ended March 31, 2017 and 2016 is as follows (dollars in millions):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2016	88,946,704	$1,201	$(7)	$1,150	$2,344
Issuances of shares pursuant to equity-based plans	121,154	—	—	—	—
Stock-based compensation	—	(1)	—	—	(1)
Dividends declared	—	—	—	(28)	(28)
Other comprehensive (loss)	—	—	(1)	—	(1)
Net income	—	—	—	73	73
Balances as of March 31, 2017	89,067,858	$1,200	$(8)	$1,195	$2,387

Balances as of December 31, 2015	88,792,751	$1,196	$(8)	$1,070	$2,258
Issuances of shares pursuant to equity-based plans	106,608	—	—	—	—
Stock-based compensation	—	(1)	—	—	(1)
Dividends declared	—	—	—	(27)	(27)
Net income	—	—	—	61	61
Balances as of March 31, 2016	88,899,359	$1,195	$(8)	$1,104	$2,291

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

A loss contingency will also be disclosed when it is reasonably possible that an asset has been impaired or a liability incurred if the estimate or range of potential loss is material. If a probable or reasonably possible loss cannot be

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

determined, then the Company: i) discloses an estimate of such loss or the range of such loss, if the Company is able to determine such an estimate; or ii) discloses that an estimate cannot be made and the reasons.

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

Carty

Background—The Company is involved in several litigation proceedings that involve claims concerning the Company’s termination of the construction agreement relating to the Carty natural gas-fired generating plant (Carty) located in Eastern Oregon, and the payment obligations of two sureties who provided a performance bond in connection with such agreement. The Company is seeking recovery of incremental construction costs and other damages pursuant to breach of contract claims against the contractor and claims against the sureties pursuant to the performance bond. There are currently several lawsuits pending in U.S. District Court, as well as an arbitration proceeding before the International Chamber of Commerce (ICC). The Company is seeking to have all claims relating to this matter tried in U.S. District Court for the District of Oregon, but several procedural motions concerning jurisdiction remain pending as of the filing date of this report.

Arbitration Proceeding—In 2013, the Company entered into an agreement (Construction Agreement) with its engineering, procurement and construction contractor - Abeinsa EPC LLC, Abener Construction Services, LLC, Teyma Construction USA, LLC, and Abeinsa Abener Teyma General Partnership, an affiliate of Abengoa S.A. (collectively, the “Contractor”) - for the construction of Carty. Liberty Mutual Insurance Company and Zurich American Insurance Company (hereinafter referred to collectively as the “Sureties”) provided a performance bond of $145.6 million (Performance Bond) under the Construction Agreement.

On December 18, 2015, the Company declared the Contractor in default under the Construction Agreement and terminated the Construction Agreement. Following termination of the Construction Agreement, PGE, in consultation with the Sureties, brought on new contractors and construction resumed during the week of December 21, 2015.

On January 28, 2016, the Company received notice from the International Chamber of Commerce (ICC) International Court of Arbitration that Abengoa S.A. had submitted a request for arbitration. In the request, Abengoa S.A. alleged that the Company’s termination of the Construction Agreement was wrongful and in breach of the agreement terms and does not give rise to any liability of Abengoa S.A. under the terms of a guaranty in favor of PGE and pursuant to which Abengoa S.A. agreed to guaranty certain obligations of the Contractor under the Construction Agreement. PGE disagrees with the assertions in the request for arbitration and on February 29, 2016

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

filed a complaint and motion for preliminary injunction in the U.S. District Court for the District of Oregon seeking to have the arbitration claim dismissed on the grounds that the Company has not made a demand under the Abengoa S.A. guaranty, and therefore the matter is not ripe for arbitration. In addition, the Contractor has been joined as a party to the arbitration and is seeking damages of approximately $117 million based on a claim that PGE wrongfully terminated the Construction Agreement. The Contractor is also seeking estimated damages of $44 million based on a claim that PGE failed to disclose to the Contractor, in connection with the Contractor’s bid submitted pursuant to the Company’s request for proposals, certain information regarding union labor productivity rates in eastern Oregon, and that this failure caused the Contractor to submit a bid with a contract price that was lower than the contract price that would have been submitted had Contractor known such information. PGE disagrees with both of these claims.

Bankruptcy Proceedings - On March 28, 2016, Abengoa S.A. and several of its foreign affiliates filed petitions for recognition under Chapter 15 of the U.S. Bankruptcy Code requesting interim relief, including an injunction precluding the prosecution of any proceedings against the Chapter 15 debtors. On March 29, 2016, a number of Abengoa S.A.’s U.S. subsidiaries, including the four entities that collectively comprise the Contractor, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. As a result, on April 5, 2016, the U.S. District Court issued an order stating that the Company’s District Court action against Abengoa S.A. was stayed. In early October 2016, the bankruptcy court in the Chapter 11 proceeding granted the Company’s motion for relief from stay with respect to the four entities that collectively comprise the Contractor, which allows the Company to bring claims against such entities in the U.S. District Court.

U.S. District Court Proceedings against Sureties - On March 9, 2016, the Sureties delivered a letter to the Company denying liability in whole under the Performance Bond. In the letter, the Sureties make the following assertions in support of their determination:

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

On April 15, 2016, the Sureties filed a motion to stay this U.S. District Court proceeding, alleging that PGE’s claims should be addressed in the arbitration proceeding initiated by Abengoa S.A. and referenced above because PGE’s claims are intertwined with the issues involved in such arbitration and all parties necessary to resolve PGE’s claims are parties to the arbitration. PGE opposed the motion and filed a motion to enjoin the Sureties from pursuing, in the ICC arbitration proceeding, claims relating to the Performance Bond. On July 27, 2016, the court denied the Sureties’ motion to stay and granted PGE’s motion for a preliminary injunction. The Sureties appealed the rulings to the Ninth Circuit Court of Appeals. On December 13, 2016, the Ninth Circuit issued an order staying the district court proceeding, pending a decision on the Sureties’ appeal. Oral argument on the Sureties’ appeal is scheduled for May 8, 2017.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

U.S. District Court Proceedings against Contractor - On October 21, 2016, PGE filed a complaint in the U.S. District Court for the District of Oregon against Abeinsa for failure to satisfy its obligations under the Construction Agreement. PGE is seeking damages from Abeinsa in excess of $200 million for: i) costs incurred to complete construction of Carty, settle claims with unpaid contractors and vendors and remove liens; and ii) damages in excess of the construction costs, including a project management fee, liquidated damages under the Construction Agreement, legal fees and costs, damages due to delay of the project, warranty costs, and interest. On March 21, 2017, the U.S. District Court for the District of Oregon entered an order staying the case for 120 days.

Recovery of Capital Costs in Excess of $514 million—Following termination of the Construction Agreement, PGE brought on new contractors and resumed construction. Carty was placed into service on July 29, 2016 and the Company began collecting its revenue requirement in customer prices on August 1, based on the approved cost of $514 million. Actual costs for Carty have exceeded the $514 million approved for inclusion in customer prices by the OPUC. As of March 31, 2017, PGE has capitalized $636 million for Carty classified as Electric utility plant. The incremental costs resulted from various matters relating to the resumption of construction activities following the termination of the Construction Agreement, including, among other things, determining the remaining scope of construction, preparing work plans for contractors, identifying new contractors, negotiating contracts, and procuring additional materials. Costs also increased as a result of PGE’s discovery through the construction process of latent defects in work performed by the former Contractor and the corresponding labor and materials required to correct the work. Other items contributing to the increase include costs relating to the removal of certain liens filed on the property for goods and services provided under contracts with the former Contractor, and costs to repair equipment damage resulting from poor storage and maintenance on the part of the former Contractor.

PGE estimates the total cost of Carty will be approximately $640 million. This cost estimate does not reflect any offsetting amounts that may be received from the Sureties pursuant to the Performance Bond. This estimate also excludes approximately $14 million of lien claims filed against PGE for goods and services provided under contracts with the former Contractor. The Company believes these liens are invalid and is contesting the claims in the courts.

In the event the total project costs incurred by PGE, net of offsetting amounts that may be received from the Sureties, Abengoa S.A., or the Contractor, ultimately exceed the $514 million amount approved by the OPUC for inclusion in customer prices, the Company intends to seek approval to recover the excess amounts in customer prices in a subsequent rate proceeding after exhausting all remedies against the aforementioned parties. However, there is no assurance that such recovery would be allowed by the OPUC. In accordance with GAAP and the Company’s accounting policies, any such excess costs would be charged to expense at the time disallowance of recovery becomes probable and a reasonable estimate of the amount of such disallowance can be made. As of the date of this report, the Company has concluded that the likelihood that a portion of the cost of Carty will be disallowed for recovery in customer prices is less than probable. Accordingly, no loss has been recorded to date related to the project.

As actual project costs for Carty exceed $514 million, the Company is incurring a higher cost than what is reflected in the current authorized revenue requirement amount, primarily due to higher depreciation and interest expense. On July 29, 2016, the Company requested from the OPUC a regulatory deferral for the recovery of the revenue requirement associated with the incremental capital costs for Carty starting from its in service date to the date that such amounts are approved in a subsequent General Rate Case (GRC) proceeding. The Company has requested that the OPUC delay its review of this deferral request until the Company’s claims against the Sureties have been resolved. Until such time, the effects of this higher cost are recognized in the Company’s results of operations, as a deferral for such amounts would not be considered probable of recovery at this time, in accordance with GAAP. Any amounts approved by the OPUC for recovery under the deferral filing will be recognized in earnings in the period of such approval, however there is no assurance that such recovery would be granted by the OPUC. The

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Company believes that costs incurred to date and capitalized in Electric utility plant, net in the consolidated balance sheet were prudently incurred. There has been no settlement discussions with regulators related to such costs.

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

The EPA has finalized the FS, along with the RI, and these documents provided the framework for the EPA to determine a clean-up remedy for Portland Harbor that was documented in a Record of Decision (ROD) issued on January 6, 2017. The ROD outlines the EPA’s selected remediation alternative to clean-up for Portland Harbor which has an estimated total cost of $1.7 billion, comprised of $1.2 billion related to remediation construction costs and $0.5 billion related to long-term operation and maintenance costs, for a combined discounted present value of $1.05 billion. As stated within the ROD, such cost ranges were estimated with an accuracy between -30% and +50% of actual costs. Remediation construction costs are estimated to be incurred over a 13 year period, with long-term operation and maintenance costs estimated to be incurred over a 30 year period from the start of construction. The Company anticipates that prior to the commencement of remediation activities, a phase of resampling of the river will be necessary to better refine the remedial design and may impact estimated costs.

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

Where injuries to natural resources have occurred as a result of releases of hazardous substances, federal and state natural resource trustees may seek to recover for damages at such sites, which are referred to as natural resource damages. As it relates to the Portland Harbor, PGE has been participating in the Portland Harbor Natural Resource Damages assessment (NRDA) process. The EPA does not manage NRDA activities, but provides claims information and coordination support to the Natural Resource Damages (NRD) trustees. Damage assessment activities are typically conducted by a Trustee Council made up of the trustee entities for the site. The Portland Harbor NRD trustees are the National Oceanic and Atmospheric Administration, the U.S. Fish and Wildlife Service, the State of Oregon, and certain tribal entities.

The NRD trustees may seek to negotiate legal settlements or take other legal actions against the parties responsible for the damages. Funds from such settlements must be used to restore injured resources and may also compensate

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

the trustees for costs incurred in assessing the damages. The NRD trustees are in the process of negotiating NRDA liability with several PRPs, including PGE. PGE believes that the Company’s portion of NRDA liabilities related to Portland Harbor will not have a material impact on its results of operations, financial position, or cash flows.

As discussed above, significant uncertainties still remain concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. However, the Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of the Portland Harbor site, although such costs could be material. The Company plans to seek recovery of any costs resulting from the Portland Harbor proceeding through claims under insurance policies and regulatory recovery in customer prices.

In July 2016, the Company filed a deferral application with the OPUC seeking the deferral of the future environmental remediation costs, as well as, seeking authorization to establish a regulatory cost recovery mechanism for such environmental costs. The Company reached an agreement with OPUC Staff and other parties regarding the details of the recovery mechanism, which the OPUC approved in the first quarter of 2017. The mechanism will allow the Company to defer and recover incurred environmental expenditures through a combination of third-party proceeds, such as insurance recoveries, and through customer prices, as necessary. The mechanism establishes annual prudency reviews of environmental expenditures and is subject to an annual earnings test.

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

In August 2006, the OSC issued a ruling ordering the abatement of the class action proceedings. The Oregon Supreme Court (OSC) concluded that the OPUC had primary jurisdiction to determine what, if any, remedy could be offered to PGE customers, through price reductions or refunds, for any amount of return on the Trojan investment that the Company collected in prices.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

In 2008, the OPUC issued an order (2008 Order) that required PGE to provide refunds of $33 million, including interest, which were completed in 2010. Following appeals, the 2008 Order was upheld by the Oregon Court of Appeals in February 2013 and by the OSC in October 2014.

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

PGE believes that the October 2, 2014 OSC decision and the recent Circuit Court decisions have reduced the risk of a loss to the Company in excess of the amounts previously recorded and discussed above. However, because the class actions remain subject to a decision in the appeal, management believes that it is reasonably possible that a loss in excess of amounts previously recorded could result. As these matters involve unsettled legal theories and have a broad range of potential outcomes, sufficient information is currently not available to determine the amount of any such loss.

Deschutes River Alliance Clean Water Act Claims

On August 12, 2016, the Deschutes River Alliance (DRA) filed a lawsuit against the Company in the U.S. District Court of the District of Oregon. DRA’s claims seek injunctive and declaratory relief against PGE under the Clean Water Act (CWA) related to alleged past and continuing violations of the CWA. Specifically, DRA claims PGE has violated certain conditions contained in PGE’s Water Quality Certification for the Pelton/Round Butte Hydroelectric Project (Project) related to dissolved oxygen, temperature, and measures of acidity or alkalinity of the water. DRA alleges the violations are related to PGE’s operation of the Selective Water Withdrawal (SWW) facility at the Project. The SWW, located above Round Butte Dam, is, among other things, designed to blend water from the surface of the reservoir with water near the bottom of the reservoir and was constructed and placed into service in 2010 as part of the FERC license requirements for the purpose of restoration and enhancement of native salmon and steelhead fisheries above the Project. DRA has alleged that PGE’s operation of the SWW has caused the above-referenced violations of the CWA, which in turn have degraded the Deschutes River’s fish and wildlife habitat below the Project and harmed the economic and personal interests of DRA’s members and supporters.

On September 30, 2016, PGE filed a motion to dismiss, which asserted that the CWA does not allow citizen suits of this nature, and that FERC has jurisdiction over all licensing issues, including the alleged CWA violations. On March 27, 2017, the court denied PGE’s motion to dismiss. On April 6, 2017, PGE filed a motion for certification to file an interlocutory appeal with the U.S. Ninth Circuit Court of Appeals and for a stay of the District Court proceeding. A court decision on that motion has not yet been issued. On April 7, 2017, the court granted an unopposed motion filed by the Confederated Tribes of Warm Springs (the Tribes) to appear in the case as Amicus Curiae (friend of the court). The Tribes share ownership of the Project with PGE, but have not been named as a defendant.

The Company cannot predict the outcome of this matter, but believes that it has strong defenses to DRA’s claims and intends to defend against them. Because i) this matter involves novel issues of law and ii) the mechanism and costs for achieving the relief sought in DRA’s claims have not yet been determined, the Company cannot, at this time, determine the likelihood of whether the outcome of this matter will result in a material loss.

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

NOTE 8: GUARANTEES

PGE enters into financial agreements and power and natural gas purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of March 31, 2017, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of the business environment, results of operations, and financial condition of PGE. This MD&A should be read in conjunction with the Company’s condensed consolidated financial statements contained in this report, as well as the consolidated financial statements and disclosures in its Annual Report on Form 10-K for the year ended December 31, 2016, and other periodic and current reports filed with the SEC.

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

The Company submitted its 2016 Integrated Resource Plan (IRP), which addresses anticipated resource needs over the next 20 years. The areas of focus for the plan, filed with the OPUC in the fourth quarter of 2016, include, among other topics, additional resources needed to meet Oregon’s Renewable Portfolio Standard (RPS) requirements and to replace energy from Boardman, the Company’s coal-fired generating plant located in Eastern Oregon, that will cease coal-fired operations at the end of 2020. Recent updates to the IRP request have reduced the future capacity need to approximately 565 MW. For further information regarding the IRP, see “Integrated Resource Plan” in this Overview section of Item 2.

In February 2017, PGE filed a general rate case for a 2018 test year. Regulatory review is expected to occur throughout 2017, with new customer prices effective January 1, 2018. For further information, see “General Rate Case” in this Overview section of Item 2.

PGE continues to pursue a number of regulatory and legal matters that resulted from the construction of Carty, which was placed into service in July 2016. As the Company incurred costs to complete the project beyond what the OPUC authorized for recovery, PGE has claims pending with the construction contractor and with companies that provided performance bonds, as well as regulatory requests pending to recover the excess costs. For further information regarding Carty, see “Power Operations” within the Operating Activities portion of this Overview section of Item 2.

The discussion that follows in this MD&A provides additional information related to the Company’s operating activities, legal, regulatory, and environmental matters, results of operations, and liquidity and financing activities.

Capital Requirements and Financing—In total, the Company’s 2017 capital expenditures are expected to approximate $585 million, excluding AFDC. For additional information regarding estimated capital expenditures, see “Capital Requirements” in the Liquidity and Capital Resources section of this Item 2.

PGE plans to fund the 2017 capital requirements and current maturities of long-term debt of $150 million with cash from operations during 2017, which is expected to range from $425 million to $475 million, and the issuance of debt securities of approximately $450 million. For additional information, see “Liquidity” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 2.

General Rate Case—On February 28, 2017, the Company filed with the OPUC a general rate case based on a 2018 test year (2018 GRC). The filing includes investments to ensure system safety and reliability and to better meet customers’ changing needs and service expectations. The 2018 GRC requests a $100 million increase in the annual revenue requirement related primarily to an increase in base business costs for upgrades to PGE's transmission and distribution system, investments in strengthening and safeguarding the grid, and support for key initiatives such as participation in the western Energy Imbalance Market.

The requested net increase in annual revenue requirement, representing an approximate 5.6% overall increase in customer prices, is based upon:

•	A capital structure of 50% debt and 50% equity;

•	A return on equity of 9.75%; and

•	A rate base of $4.6 billion.

Regulatory review of the 2018 GRC will continue throughout 2017, with a final order targeted to be issued by the OPUC by December 2017 and new customer prices expected to become effective January 1, 2018.

The 2018 GRC filing (OPUC Docket UE 319), as well as copies of direct testimony and exhibits, are available on the OPUC Internet website at www.oregon.gov/puc.

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

Customers and Demand—The 6.2% increase in retail energy deliveries for the three months ended March 31, 2017 compared with the three months ended March 31, 2016 resulted predominantly from an increase in residential energy deliveries, although energy deliveries to industrial customers also increased.

Energy deliveries to residential customers increased 13.3%, due in large part to the effects of cooler temperatures as well as residential customer growth of 1.2%. Energy deliveries to industrial customers increased 2.8%, largely due to continued strength in the high tech sector. Weather adjusted deliveries were down 3.9% from the first quarter 2016 reflecting the impact of an extra day in 2016 due to leap year, a continued long-term decline in residential use per customer, and lower commercial deliveries resulting in part from the impact to commercial activity due to the snow events in the first quarter of 2017. Energy efficiency and conservation efforts by retail customers also influence demand, although the financial effects of such efforts by residential and certain commercial customers are mitigated by the decoupling mechanism. See “Legal, Regulatory and Environmental” in this Overview section of Item 2 for further information on the decoupling mechanism.

During the first quarter of 2017, heating degree-days, an indication of the extent to which customers are likely to have used electricity for heating, were 16% above average and 37% above the first quarter of 2016. Residential energy deliveries, which are most weather sensitive, were higher in the first quarter 2017 than the first quarter of 2016, as a combined result of the historically warm weather in early 2016 and cold weather in the first quarter of 2017. See “Revenues” in the Results of Operations section of this Item 2 for further information on heating degree days.

The following table, which includes deliveries to the Company’s direct access customers who purchase their energy from Electricity Service Suppliers (ESSs), presents the average number of retail customers by customer type, and the corresponding energy deliveries, for the periods indicated:

	Three Months Ended March 31,
	2017		2016		% Increase (Decrease)in Energy Deliveries
	Average Number of Customers	Retail Energy Deliveries*	Average Number of Customers	Retail Energy Deliveries*
Residential	758,087	2,383	749,287	2,103	13.3%

Commercial (PGE sales only)	105,566	1,687	104,872	1,702	(0.9)%
Direct access	415	143	319	129	10.9%
Total Commercial	105,981	1,830	105,191	1,831	(0.1)%

Industrial (PGE sales only)	198	686	187	697	(1.6)%
Direct access	65	321	63	283	13.4%
Total Industrial	263	1,007	250	980	2.8%

Total (PGE sales only)	863,851	4,756	854,346	4,502	5.6%
Total Direct access	480	464	382	412	12.6%
Total	864,331	5,220	854,728	4,914	6.2%

*	In thousands of MWh.

Power Operations—To meet the energy needs of its retail customers, the Company utilizes a combination of its own generating resources and power purchases in the wholesale market. In an effort to obtain reasonably-priced power for its retail customers, PGE makes economic dispatch decisions based on numerous factors including plant availability, customer demand, river flows, wind conditions, and current wholesale prices.

PGE’s generating plants require varying levels of annual maintenance, during which the respective plants are unavailable to provide power. As a result, the amount of power generated to meet the Company’s retail load requirement can vary from period to period. Plant availability, which is affected by both planned and unplanned outages, approximated 95% and 93% during the three months ended March 31, 2017 and 2016, respectively, for those plants PGE operates. Plant availability of Colstrip Units 3 and 4, of which the Company has a 20% ownership interest, approximated 89% and 96% during the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, the Company’s generating plants provided approximately 60% of its retail load requirement compared with 56% in the three months ended March 31, 2016. The increase in the proportion of power generated to meet the Company’s retail load requirement was largely the result of increased production from the Company’s thermal generation facilities, including the addition of Carty, during 2017 relative to 2016.

Energy expected to be received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects is projected annually in the Annual Power Cost Update Tariff (AUT). Any excess in such hydro generation from that projected in the AUT normally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. For the three months ended March 31, 2017, energy received from these hydro resources increased by 3% compared to the three months ended March 31, 2016. Energy received from these hydro resources exceeded projected levels included in PGE’s AUT by 16% and 11% for the three months ended March 31, 2017 and 2016, respectively, and provided 20% and 21% of the Company’s retail load requirement for the three months ended March 31, 2017 and 2016, respectively. Energy from hydro resources is expected to exceed levels projected in the AUT for the full year 2017.

Energy expected to be received from PGE-owned wind generating resources (Biglow Canyon and Tucannon River) is projected annually in the AUT. Any excess in wind generation from that projected in the AUT normally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. For the three months ended March 31, 2017, energy received from these wind generating resources decreased 17% compared to the three months ended March 31, 2016, resulting in the Company incurring higher replacement costs, as well as generating fewer PTCs than what was estimated in customer prices. Energy received from these wind generating resources fell short of that projected in PGE’s AUT by 30% for the three months ended March 31, 2017 and 21% for the three months ended March 31, 2016, and provided approximately 6% and 8% of the Company’s retail load requirement during the three months ended March 31, 2017 and 2016, respectively. Energy from wind resources is expected to be below projected levels included in the AUT for 2017.

Pursuant to the Company’s power cost adjustment mechanism (PCAM), customer prices can be adjusted to reflect a portion of the difference between each year’s forecasted net variable power costs (NVPC) included in customer prices (baseline NVPC) and actual NVPC for the year. NVPC consists of the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts (all classified as Purchased power and fuel expense in the Company’s condensed consolidated statements of income) and is net of wholesale revenues, which are classified as Revenues, net in the condensed consolidated statements of income. Effective January 1, 2017, and pursuant to the Oregon Clean Electricity and Coal Transition Plan (OCEP), PGE’s 2017 AUT filing included projected PTCs for the 2017 calendar year with actual variances subject to the PCAM. To the extent actual annual NVPC, subject to certain adjustments, is above or below the deadband, which is a defined range from $30 million above to $15 million below baseline NVPC, the PCAM provides for 90% of the variance beyond the deadband to be collected from or refunded to customers, respectively, subject to a regulated earnings test.

Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues, net in the Company’s condensed consolidated statements of income, while any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense.

For the three months ended March 31, 2017, actual NVPC was $2 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2017 is currently estimated to be below the baseline NVPC, but within the deadband range. Accordingly, no estimated collection from, or refund to, customers is expected under the PCAM for 2017.

For the three months ended March 31, 2016, actual NVPC was $1 million above baseline NVPC. For the year ended December 31, 2016, actual NVPC was $10 million below baseline NVPC, which was within the established deadband range. Accordingly, no estimated refund to customers was recorded pursuant to the PCAM for 2016.

PGE has contractual access to natural gas storage in Mist, Oregon from which it can draw in the event that natural gas supplies are interrupted or if economic factors require its use. The storage facility is owned and operated by a local natural gas company, NW Natural, and may be utilized to provide fuel to PGE’s Port Westward Unit 1 and Beaver natural gas-fired generating plants and the Port Westward Unit 2 natural gas-fired flexible capacity generating plant. PGE has entered into a long-term agreement with this gas company to expand the current storage facilities, including the construction of a new 13-mile pipeline, that will be designed to provide no-notice storage services to these PGE generating plants. NW Natural estimates construction will be completed during the winter of 2018-2019, at a cost of approximately $128 million. Due to the level of PGE’s involvement during the construction period, the Company is deemed to be the owner of the assets for accounting purposes during the construction period. As a result, PGE has recorded $29 million to CWIP and a corresponding liability for the same amount to Other noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2017. Upon completion of the facility, PGE will assess whether the assets and liabilities qualify as a successful sale-leaseback transaction in which the asset and liability are removed and accounted for as either a capital or operating lease.

Carty—Pursuant to the final order issued by the OPUC on November 3, 2015 in connection with the Company’s 2016 GRC, the Company was authorized to include in customer prices the capital costs for Carty of up to $514 million, as well as Carty’s operating costs, effective August 1, 2016, following the placement of the plant into service on July 29, 2016. As actual project costs for Carty have exceeded $514 million (as of March 31, 2017, PGE had $636 million in plant in service related to Carty) the Company will incur a higher cost of service than what is reflected in the current authorized revenue requirement amount. This higher cost of service is primarily due to depreciation and amortization on the incremental capital cost, interest expense, and legal expense, all of which totaled $4 million for the three months ended March 31, 2017 and is estimated to be approximately $13 million for the full year 2017. The Company estimates that the total capital expenditures for Carty will be approximately $640 million.

On July 29, 2016, the Company requested from the OPUC a regulatory deferral for the recovery of the revenue requirement associated with the incremental capital costs for Carty starting from its in service date to the date that such amounts are approved in a subsequent GRC proceeding. The Company has requested the OPUC delay its review of this deferral request until the Company’s claims against the Sureties have been resolved. Until such time, the effects of this higher cost of service will be recognized in the Company’s results of operations. Any amounts approved by the OPUC for recovery under the deferral filing will be recognized in earnings in the period of such approval.

For additional details regarding various legal and regulatory proceedings related to Carty, see Note 7, Contingencies, in the Notes to the Condensed Consolidated Financial Statements.

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

For additional information regarding the above, and other matters, see Note 7, Contingencies, in the Notes to Condensed Consolidated Financial Statements.

Oregon Clean Electricity and Coal Transition Plan—The State of Oregon passed Senate Bill 1547, effective in March 2016, a law referred to as the Oregon Clean Electricity and Coal Transition Plan (OCEP). The legislation has impacted PGE in a several ways, including preventing the Company from including the costs and benefits associated with coal-fired generation in Oregon retail rates after 2030 (subject to an exception that extends this date until 2035 for the Company’s output from the Colstrip facility). As a result, in October 2016, the Company filed a tariff request, and the OPUC approved the request, to incorporate in customer prices on January 1, 2017 the approximate $6 million annual effect of accelerating recovery of the Colstrip facility from 2042 to 2030, as required under the legislation. In addition, projected production tax credits (PTCs) were included in prices through the AUT filing for 2017.

Future effects under the new law include:

•	an increase in RPS thresholds to 27% by 2025, 35% by 2030, 45% by 2035, and 50% by 2040;

•
a limitation on the life of renewable energy certificates (RECs) generated from facilities that become operational after 2022 to five years, but continued unlimited lifespan for all existing RECs and allowance for the generation of additional unlimited RECs for a period of five years for projects on line before December 31, 2022; and

•	an allowance for energy storage costs in its renewable adjustment clause mechanism (RAC) filings.

The Company has evaluated the potential impacts and has incorporated the effects of the legislation into its 2016 IRP, which was filed with the OPUC in the fourth quarter of 2016.

Clean Power Plan—In August 2015, the U.S. Environmental Protection Agency (EPA) released a final rule, which it calls the “Clean Power Plan” (CPP). Under the final rule, each state would have to reduce the carbon intensity of its power sector on a state-wide basis by an amount specified by the EPA. The rule establishes state-specific goals in terms of pounds of carbon dioxide emitted per MWh of energy produced. The rule is intended to result in a reduction of carbon emissions from existing power plants across all states to approximately 32% below 2005 levels by 2030.

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

PGE cannot predict how the states in which the Company’s thermal generation facilities are located (Oregon and Montana) will implement the rule or how the rule may impact the Company’s operations. The Company continues to monitor the developments around the implementation of the rule and efforts by state regulators to develop state plans. On February 9, 2016, the United States Supreme Court granted a stay, halting implementation and enforcement of the CPP pending the resolution of legal challenges to the rule.

On March 28, 2017, the President of the United States issued an Executive Order that directed various agencies to review existing regulations that “potentially burden” the development of the nation’s energy resources. Among other items, the Executive Order specifically directs the EPA to take several actions relating to the CPP. The EPA is instructed to review the final CPP and the final new source performance standard rules for new and modified power plants (NSPS) under the Clean Air Act and suspend, revise, or rescind the rules, if appropriate. Additionally, the Executive Order directs the EPA to notify the U.S. Attorney General of actions pursuant to this order so that courts that are judicially reviewing the above rules and associated litigation may stay or otherwise delay further the litigation while the EPA reviews them. In response to the Executive Order, the Department of Justice filed requests asking the U.S. Court of Appeals for the D.C. Circuit to suspend and hold in abeyance the current litigation over the CPP and the NSPS.

The Company cannot predict the impact of the stay, the ultimate outcome of the legal challenges, or whether Oregon and Montana will continue to develop implementation plans in light of the Supreme Court stay, the Executive Order, and consequential EPA actions.

The following discussion highlights certain regulatory items that have impacted the Company’s revenues, results of operations, or cash flows for the first quarter of 2017 compared to the first quarter of 2016, or have affected retail customer prices, as authorized by the OPUC. In some cases, the Company has deferred the related expenses or benefits as regulatory assets or liabilities, respectively, for later amortization and inclusion in customer prices, pending OPUC review and authorization.

Power Costs—Pursuant to the AUT process, PGE files annually an estimate of power costs for the following year. Effective January 1, 2017, customer prices were decreased $56 million from 2016 levels to reflect an expected reduction in power costs under the AUT. As part of its 2018 GRC, PGE included a projected $29 million reduction in power costs that was included in the overall request submitted to the OPUC and expected to be reflected in customer prices effective January 1, 2018. Pursuant to the schedule established in the proceeding, updates of the forecast will occur through mid-November that could change this estimate.

Under the PCAM for 2016, NVPC was within the limits of the deadband, thus no potential refund or collection was recorded. The OPUC will review the results of the PCAM for 2016 during the latter half of 2017 with a decision expected in the fourth quarter 2017.

As a result of the recently passed OCEP legislation described above, PGE’s 2017 AUT filing included projected PTCs for the 2017 calendar year. Prior to this legislative change, PGE included forecasts of PTCs only in General Rate Case proceedings. The inclusion of PTCs in the AUT provides for annual forecast updates for these estimated tax credits, thus reducing the risk of regulatory lag in terms of adjusting customer prices, as well as providing the Company an opportunity to potentially collect or refund variances from projected PTC’s pursuant to the PCAM.

Renewable Resource Costs—Pursuant to the RAC, PGE can recover in customer prices prudently incurred costs of renewable resources that are expected to be placed in service in the current year. The Company may submit a filing to the OPUC by April 1st each year, with prices expected to become effective January 1st of the following year. As part of the RAC, the OPUC has authorized the deferral of eligible costs not yet included in customer prices until the January 1st effective date.

In March 2016, PGE submitted to the OPUC a RAC filing that requested no significant additions or deferrals for 2016. No RAC filing is expected to be submitted in 2017 as the Company does not expect new renewables to be placed into service during 2017.

Decoupling—The decoupling mechanism, which the OPUC has authorized through 2019, is intended to provide for recovery of margin lost as a result of a reduction in electricity sales attributable to energy efficiency and conservation efforts by residential and certain commercial customers. The mechanism provides for collection from (or refund to) customers if weather adjusted use per customer is less (or more) than that projected in the Company’s most recent general rate case.

Accordingly, refund of the $5 million recorded during 2014 occurred over a one year period, which began January 1, 2016. The $9 million refund recorded in 2015 that resulted from variances between actual weather adjusted use per customer and that projected in the 2015 GRC, is expected to occur over a one year period, which began January 1, 2017. The Company recorded an estimated collection of $3 million during the year ended December 31, 2016, which resulted from variances between actual weather adjusted use per customer and that projected in the 2016 GRC. Any collection is expected to occur over a one-year period, which would begin January 1, 2018.

The Company recorded an estimated collection of $6 million during the three months ended March 31, 2017, which resulted from variances between actual weather adjusted use per customer and that projected in the 2016 GRC. Any collection from (or refund to) customers for the 2017 year is expected to occur over a one-year period, which would begin January 1, 2019.

Storm Restoration Costs—Beginning in 2011, the OPUC authorized the Company to collect $2 million annually from retail customers to establish a reserve balance to cover incremental expenses related to major storm damages, and to defer any amount not utilized in the current year. During 2015 and 2016, PGE fully utilized the existing reserve balance as a result of restoration costs associated with storm damage occurring during those years. In the first quarter of 2017, the Company incurred $5 million of incremental expenses as a result of a series of storm events and, as a result, the $2 million storm collection for 2017 was fully utilized. Consequently, PGE is exposed to the estimated incremental costs to-date, less the $2 million to be collected in 2017, as well as any additional major storm damage costs experienced during the remainder of 2017. A significant wind storm in early April 2017 resulted in additional incremental restoration expenses of approximately $6 million.

As a result of the additional costs incurred, during the first quarter of 2017, PGE filed an application with the OPUC requesting authorization to defer incremental storm restoration costs from the date of the application through the end of 2017, net of the $2 million being collected annually under the existing methodology for 2017. Since the application will not likely be reviewed until 2017 is complete and all applicable costs are identified, and Company is unable to predict how the OPUC will ultimately rule on this application, the Company is unable to state with any certainty at this time whether these incremental costs are probable of recovery. Accordingly, no deferral has been recorded to-date. In the event it becomes probable that some or all of these costs are recoverable, the Company will record a deferral for such amounts at such time.

As part of PGE’s 2018 GRC filing, the Company has requested that the storm damage cost recovery mechanism be changed to a balancing account concept, beginning in 2018. At this time, the Company is unable to predict whether or not the OPUC will approve this proposed change in methodology.

Integrated Resource Plan—PGE’s IRP outlines how the Company proposes to meet future customer demand and describes PGE’s future energy supply strategy. PGE’s IRP filing acknowledged by the OPUC in December 2014, and updated in December 2015, included an “Action Plan” that covered PGE’s proposed actions before the end of 2017. In conjunction with the Action Plan, in September 2015, the Company announced plans to explore participation in the western energy imbalance market (EIM), which was launched in 2014 by the California Independent System Operator. The western EIM is a real-time energy wholesale market that automatically dispatches the lowest-cost electricity resources available to meet utility customer needs, while optimizing use of renewable energy over a large geographic area. PGE has signed an agreement, which was approved by the FERC in January 2016, to join the western EIM. The agreement outlines a schedule of activities and milestones in anticipation of the Company’s participation in the EIM, targeted to begin in the fall of 2017.

PGE filed a subsequent IRP (2016 IRP) with the OPUC in mid- November 2016. The 2016 IRP addresses acquisition of additional resources to meet RPS requirements and replace energy and capacity from Boardman, which will cease coal-fired operations at the end of 2020. Further actions identified through 2021 are expected to offset expiring power purchase agreements and integrate variable energy resources, such as wind or solar generation facilities. The 2016 IRP also considers the OCEP, which, among other things, increased the RPS requirements for 2025 and future years. For further information on the OCEP, see the “Legal, Regulatory and Environmental” section in this Overview section of Item 2.

All portfolios analyzed in the 2016 IRP pursue: i) compliance with the RPS through 2050; ii) inclusion of cost-effective customer-side options, including energy efficiency, demand response, conservation voltage reduction, and dispatchable standby generation; and iii) retention of all existing power plants until 2050, with the exception of Boardman and Colstrip Units 3 & 4.

The 2016 IRP is available on PGE’s website. The recommended Action Plan in the 2016 IRP encompasses both demand-side and supply-side actions as well as integration through flexible technologies. Specific initial recommendations included: i) the deployment of a minimum of 135 MWa of cost-effective energy efficiency; ii) the pursuit of up to 77 MW of additional demand response; and iii) the addition of approximately 175 MWa in RPS compliant renewable resources, which could include unbundled RECs. The initial submission also identified the need for PGE to acquire up to 850 MW of capacity, which included 375-550 MW of long-term dispatchable resources and up to 400 MW of annual capacity resources. As a result of recent actions that were not incorporated in the initial IRP submission, as described in the following paragraphs, PGE has subsequently reduced the capacity need in the IRP for 2021 to approximately 565 MW.

On March 29, 2017, PGE executed a 10-year Power Purchase Agreement (PPA), beginning September 1, 2018, with Douglas County Public Utility District for output from the Wells Hydroelectric Project (Wells), located in the state of Washington. The existing contract with Wells for 150 MW, set to expire in 2018, was identified as a portion of PGE’s future resource needs in the initial 2016 IRP filing. Under the new PPA, PGE will continue to receive a portion of the capacity and energy produced at Wells, which is expected to reduce PGE’s capacity need by 135 MW.

PGE has also incorporated its December 2016 load forecast update, which reduced its capacity need by 71 MW. In addition, contracts for approximately 143 MW of nameplate capacity were executed between June 1, 2016 and December 31, 2016, reducing PGE’s capacity shortfall by 52 MW, with projects that include solar, biomass, and geothermal resources as required under the Public Utility Regulatory Policies Act of 1978 that defines such qualifying facilities.

The renewal of existing hydro contracts and execution of the new contracts does not change the IRP Action Plan.
Acknowledgment of the 2016 IRP is now expected in late summer 2017. Following acknowledgment, PGE will request approval from the OPUC to issue one or more request for proposals (RFPs) for remaining capacity and renewable resources. PGE is open to a variety of options and will seek the best combination of resources, consistent with the acknowledged IRP Action Plan, to meet its customers’ future energy needs. Resource options could include hydro, wind, solar, geothermal, biomass, efficient natural gas-fired facilities, and energy storage. The RFP process will include oversight by an independent evaluator and review by the OPUC.

In preparation for the RFP process, PGE has identified a potential benchmark wind resource with nameplate capacity of up to approximately 500 MW, which would qualify for the production tax credit. The submission of this resource into the RFP process as a benchmark bid is subject to additional due diligence by PGE and the negotiation and execution of definitive agreements. If agreements are reached, the potential benchmark resource would be considered in the RFP process along with other renewable resource offerings. Such resource would help PGE meet its RPS requirements, as well as provide a portion of PGE’s identified capacity needs.

Critical Accounting Policies

PGE’s critical accounting policies are outlined in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 17, 2017.

Results of Operations

The following table contains condensed consolidated statements of income information for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2017		2016
Revenues, net	$530	100%	$487	100%
Purchased power and fuel	141	27	149	31
Gross margin	389	73	338	69
Other operating expenses:
Generation, transmission and distribution	81	15	66	14
Administrative and other	68	13	61	12
Depreciation and amortization	84	16	82	17
Taxes other than income taxes	33	6	30	6
Total other operating expenses	266	50	239	49
Income from operations	123	23	99	20
Interest expense*	30	6	27	5
Other income:
Allowance for equity funds used during construction	2	—	7	1
Miscellaneous income (expense), net	1	—	(1)	—
Other income, net	3	1	6	1
Income before income tax expense	96	18	78	16
Income tax expense	23	4	17	3
Net income	$73	14%	$61	13%

* Net of an allowance for borrowed funds used during construction of $1 million and $4 million for the three months ended March 31, 2017 and 2016, respectively.

Net income attributable to PGE was $73 million, or $0.82 per diluted share, for the three months ended March 31, 2017 compared with $61 million, or $0.68 per diluted share, for the three months ended March 31, 2016. The increase in Net income reflects the influence that considerably cooler temperatures had on customer demand in the first three months of 2017. These temperature variances contributed to a 6.2% increase in energy deliveries over the first three months of 2016. The increase in operating expenses was primarily due to increased generation, transmission, and distribution costs, which increased by $7 million due to higher storm restoration costs and $5 million for Carty operations, the latter of which was anticipated and offset with higher revenues. Legal costs related to Carty construction contributed to a $2 million increase in Administrative expenses. Actual NVPC was $2 million below the baseline for the first three months of 2017, while actual NVPC was $1 million above baseline NVPC for the first three months of 2016. Allowance for equity funds during construction decreased in 2017 by $5 million due to lower average CWIP balances primarily as a result of placing Carty into service in late July 2016, although such decline was offset with the resulting increase in revenues being collected from customers effective August 1, 2016.

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Revenues, energy deliveries (presented in MWh), and the average number of retail customers consist of the following for the periods presented:

	Three Months Ended March 31,
	2017		2016
Revenues * (dollars in millions):
Retail:
Residential	$288	54%	$254	52%
Commercial	161	31	160	33
Industrial	49	9	49	10
Subtotal	498	94	463	95
Other retail revenues, net	8	2	3	1
Total retail revenues	506	96	466	96
Wholesale revenues	13	2	12	2
Other operating revenues	11	2	9	2
Total revenues	$530	100%	$487	100%
Energy deliveries (MWh in thousands):
Retail:
Residential	2,383	42%	2,103	39%
Commercial	1,687	30	1,702	32
Industrial	686	12	697	13
Subtotal	4,756	84	4,502	84
Direct access:
Commercial	143	2	129	2
Industrial	321	6	283	5
Subtotal	464	8	412	7
Total retail energy deliveries	5,220	92	4,914	91
Wholesale energy deliveries	439	8	488	9
Total energy deliveries	5,659	100%	5,402	100%
Average number of retail customers:
Residential	758,087	88%	749,287	88%
Commercial	105,566	12	104,872	12
Industrial	198	—	187	—
Direct access	480	—	382	—
Total	864,331	100%	854,728	100%
* Includes revenues from customers who purchase their energy from the Company as well as $9 million and $7 million in the first three months of 2017 and 2016, respectively, from Direct access customers for transmission and delivery charges only.

Total revenues for the three months ended March 31, 2017 increased $43 million compared to the three months ended March 31, 2016, comprised primarily of a $40 million increase in Retail revenues.

The change in Retail revenues resulted from the following:

•	A $29 million increase from a 6.2% increase in retail energy deliveries due largely to considerably cooler temperatures than experienced in the first quarter of 2016;

•
A $10 million net increase from an average price increase of 2.0% over 2016 levels. Price changes, as authorized by the OPUC, include Carty going into service in mid-2016 and reflect a reduction as a result of lower net variable power costs as filed in the 2017 AUT. Higher delivery volumes also pushed average prices higher as the increased volumes are, at times, subject to higher tariff prices; and

•	A $4 million increase resulted from other tariffs including a $3 million increase in estimated collections under the decoupling mechanism; partially offset by

•
A $5 million decrease from supplemental tariffs, due to the timing of the Trojan spent fuel refund to customers, as the refund, offset in Depreciation and amortization, temporarily suspended in early 2016, has resumed.

Total heating degree-days for the three months ended March 31, 2017 were 37% above the three months ended March 31, 2016 and 16% above average.

The following table indicates the number of heating degree-days for the three months ended March 31, 2017 and 2016, along with 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days
	2017	2016	Avg.
January	969	688	734
February	672	448	599
March	530	449	533
Totals for the quarter	2,171	1,585	1,866

Wholesale revenues for the three months ended March 31, 2017 increased $1 million, or 8%, from the three months ended March 31, 2016 with the change consisting of a $2 million increase related to a 24% increase in average wholesale price partially offset by a $1 million decrease related to a 10% decrease in wholesale sales volume.

Purchased power and fuel expense decreased $8 million, or 5%, for the three months ended March 31, 2017 compared with the three months ended March 31, 2016, and consisted of $20 million related to a 10% decrease in the average variable power cost per MWh, partially offset by $12 million related to a 6% increase in total system load.

The decrease in the average variable power cost to $25.20 per MWh in the three months ended March 31, 2017 from $28.13 per MWh in the three months ended March 31, 2016 was driven by a $14 million decrease in purchased power due to a 16% decrease in the average variable power cost per MWh, combined with an $8 million, or 16% decrease in the average variable cost per MWh of energy generated from the Company’s natural gas-fired resources. Lower natural gas prices in the region also contributed to the decrease in price, partially offset by higher replacement costs due to a 17% reduction in energy received from the Company’s wind resources. The decrease related to price was partially offset by an increase in total system load comprised of a $12 million, or 30% increase in energy generated from the Company’s natural gas-fired generation resources and a $3 million, or 20% increase in energy generated from the Company’s coal-fired resources. The increase in generation from natural gas-fired plants in 2017 in comparison to 2016 is due largely to the Carty facility being placed in service in July 2016.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows for the periods presented:

	Three Months Ended March 31,
	2017		2016
Sources of energy (MWh in thousands):
Generation:
Thermal:
Coal	911	16%	757	14%
Natural gas	1,303	24	1,002	19
Total thermal	2,214	40	1,759	33
Hydro	548	10	568	11
Wind	299	5	361	7
Total generation	3,061	55	2,688	51
Purchased power:
Term	1,982	35	2,088	39
Hydro	497	9	445	9
Wind	39	1	59	1
Total purchased power	2,518	45	2,592	49
Total system load	5,579	100%	5,280	100%
Less: wholesale sales	(439)		(488)
Retail load requirement	5,140		4,792

Energy received from PGE-owned wind generating resources decreased 17% in the three months ended March 31, 2017 compared with the same period of 2016 as a result of less favorable wind conditions. Energy received from these wind generating resources represented 6% and 8% of the Company’s retail load requirements for the three months ended March 31, 2017 and 2016, respectively. Due to slightly more favorable hydroelectric conditions, energy received from hydro resources during the three months ended March 31, 2017, from both PGE-owned generating plants and purchased from mid-Columbia projects, increased 3% compared with the same period of 2016, and represented 20% and 21% of the Company’s retail load requirement for the three months ended March 31, 2017 and 2016, respectively.

The following table presents the forecast April-to-September 2017 runoff (issued April 23, 2017), along with actual 2016, at particular points of major rivers relevant to PGE’s hydro resources (as a percentage of normal, as measured over the 30-year period from 1981 through 2010):

	Runoff as a Percent of Normal*
Location	2017 Forecast	2016 Actual
Columbia River at The Dalles, Oregon	126%	89%
Mid-Columbia River at Grand Coulee, Washington	120	91
Clackamas River at Estacada, Oregon	116	71
Deschutes River at Moody, Oregon	105	91

* Volumetric water supply forecasts and historical 30-year averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three months ended March 31, 2017 decreased $9 million when compared with the three months ended March 31, 2016. The decrease was driven by a 10% decline in the average variable power cost per MWh, partially offset by a 6% increase in total system load. The increase in wholesale revenues was driven primarily by a 24% increase in the average wholesale sales price, offset slightly with a 10% decrease in wholesale sales volume. For the three months ended March 31, 2017, actual NVPC was $2 million below the baseline, while the three months ended March 31, 2016 actual NVPC was $1 million above baseline NVPC.

Generation, transmission and distribution expense increased $15 million, or 23%, in the three months ended March 31, 2017 compared with the three months ended March 31, 2016 driven primarily by $7 million of storm restoration costs and $5 million of operating expense for Carty, which was placed in service in July 2016.

Administrative and other expense increased $7 million, or 11%, in the three months ended March 31, 2017 compared with the three months ended March 31, 2016. The increase was primarily due to a $2 million increase in legal costs related to Carty litigation and a $2 million increase in employee benefit expense.

Depreciation and amortization expense increased $2 million in the three months ended March 31, 2017 compared with the three months ended March 31, 2016. The increase was primarily driven by higher depreciation expense as a result of the Carty plant going into service in July 2016, partially offset by an amortization credit in the first quarter of 2017 related to the Trojan spent fuel refund to customers, which is also reflected in reduced revenues.

Taxes other than income taxes increased $3 million, or 10%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to $2 million higher property taxes.

Interest expense increased $3 million, or 10%, in the three months ended March 31, 2017 compared with the three months ended March 31, 2016, due to $3 million lower allowance for borrowed funds used during construction credits, primarily as a result of Carty going into service in July 2016.

Other income, net decreased $3 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. This was due to a decrease in the allowance for equity funds used during construction, primarily related to the Carty project, offset by gains on the non-qualified benefit trust.

Income tax expense was $23 million in the three months ended March 31, 2017 compared with $17 million in the three months ended March 31, 2016, with effective tax rates of 24.0% and 21.8%, respectively. The increase in income tax expense and effective tax rate was primarily due to higher pre-tax income, partially offset by production tax credits.

Liquidity and Capital Resources

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2017 through 2021 (in millions, excluding AFDC):

	2017		2018	2019	2020	2021
Ongoing capital expenditures (1)	$535		$434	$294	$300	$290
Customer information system (2)	$50		$12	$—	$—	$—
Total capital expenditures	$585	(3)	$446	$294	$300	$290
Long-term debt maturities	$150		$—	$300	$—	$160

(1)
Consists primarily of upgrades to, and replacement of, generation, transmission and distribution infrastructure, as well as new customer connections. For 2017, $134 million is included for transmission, distribution, and generation resiliency projects.

(2)	As of December 31, 2016, total capital expenditures for the Customer information system was $65 million, excluding AFDC.

(3)	Includes preliminary engineering and removal costs, which are included in other net operating activities in the condensed consolidated statements of cash flows.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2017	2016
Cash and cash equivalents, beginning of period	$6	$4
Net cash provided by (used in):
Operating activities	170	161
Investing activities	(113)	(133)
Financing activities	(32)	(28)
Increase in cash and cash equivalents	25	—
Cash and cash equivalents, end of period	$31	$4

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, with adjustments for certain non-cash items, such as depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. Net cash flows from operating activities for the three months ended March 31, 2017 increased $9 million when compared with the three months ended March 31, 2016. Such change resulted from a number of relatively small, somewhat offsetting factors, including:

•
A $16 million increase from the combination of higher Net income, increases in non-cash expenses for Depreciation and amortization and Deferred income taxes, and a decrease in the non-cash credit to income for the Allowance for equity funds used during construction as Carty was placed in service in July 2016, net of the overall decrease in Other non-cash income and expenses; and

•
A $14 million net increase from a combination of smaller net increases in Other working capital items, net and Other, net adjustments to net income along with a reduction in inventory as fuel stocks were drawn down; partially offset by

•
A $17 million reduction in the comparative quarter over quarter decrease in Accounts receivable and unbilled revenues as balances remained higher in 2017, due in part to higher deliveries that resulted from cooler weather and increases in customer prices; and

•	A $4 million increase in margin deposits.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. PGE estimates that such charges in 2017 will range from $340 million to $350 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $425 million to $475 million.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s generation facilities and transmission and distribution systems. Net cash used in investing activities for the three months ended March 31, 2017 decreased $20 million when compared with the three months ended March 31, 2016, largely due to the lower level of capital expenditures resulting from the completion of Carty during 2016.

The Company plans to make capital expenditures of approximately $585 million, excluding AFDC, in 2017, which it expects to fund with cash to be generated from operations during 2017, as discussed above, as well as with proceeds received from the issuances of debt securities. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the three months ended March 31, 2017, net cash used in financing activities consisted primarily of the payment of dividends of $28 million. During the three months ended March 31, 2016, net cash used in financing activities consisted of the repayment of long-term debt of $133 million and the payment of dividends of $27 million, partially offset by proceeds received from the issuance of FMBs of $140 million.

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

Common stock dividends declared during 2017 consist of the following:

			Dividends
			Declared Per
Declaration Date	Record Date	Payment Date	Common Share
February 15, 2017	March 27, 2017	April 17, 2017	$0.32
April 26, 2017	June 26, 2017	July 17, 2017	0.34

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

For 2017, PGE expects to fund estimated capital expenditures and maturities of long-term debt with cash from operations (which is expected to range from $425 million to $475 million), issuances of debt securities of up to $450 million, and the issuance of commercial paper, as needed. The actual timing and amount of any such issuances of debt and commercial paper will be dependent upon the timing and amount of capital expenditures and maturities of long-term debt.

Short-term Debt. PGE has approval from the FERC to issue short-term debt up to a total of $900 million through February 6, 2018.

As of March 31, 2017, PGE had a $500 million revolving credit facility scheduled to expire in November 2020. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and for general corporate purposes. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility.

Under the revolving credit facility, as of March 31, 2017, PGE had no borrowings outstanding, and no commercial paper or letters of credit issued. As a result, as of March 31, 2017, the aggregate unused available credit capacity under the revolving credit facility was $500 million.

In addition, PGE has four letter of credit facilities under which the Company can request letters of credit for original terms not to exceed one year. These facilities provide for a total capacity of $160 million. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $56 million were outstanding as of March 31, 2017.

Long-term Debt. During the three months ended March 31, 2017, PGE had no long-term debt transactions.

As of March 31, 2017, total long-term debt outstanding, net of $11 million of unamortized debt expense, was $2,350 million, with $150 million scheduled maturities classified as current.

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including any current debt maturities) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and facilitates access to long-term capital at favorable interest rates. The Company’s common equity ratio was 49.8% and 49.4% as of March 31, 2017 and December 31, 2016, respectively.

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

As of March 31, 2017, PGE had posted approximately $41 million of collateral with these counterparties, consisting of $20 million in cash and $21 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of March 31, 2017, the approximate amount of additional collateral that could be requested upon a single agency downgrade to below investment grade was approximately $78 million, and decreases to approximately $25 million by December 31, 2017 and to $9 million by December 31, 2018. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade was approximately $168 million at March 31, 2017, and decreases to approximately $108 million by December 31, 2017 and to $82 million by December 31, 2018.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facility would increase.

The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on March 31, 2017, under the most restrictive issuance test in the Indenture, the Company could have issued up to approximately $1,249 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of March 31, 2017, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 50.6%.

Off-Balance Sheet Arrangements

PGE has no off-balance sheet arrangements, other than outstanding letters of credit from time to time, that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

PGE’s contractual obligations for 2017 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 17, 2017. For such obligations, there have been no material changes outside the ordinary course of business, as of March 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

PGE is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, foreign currency exchange rates, and interest rates, as well as credit risk. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 17, 2017.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in PGE’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For further information regarding PGE’s legal proceedings, see “Legal Proceedings” set forth in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 17, 2017.

Portland General Electric Company v. Liberty Mutual Insurance Company and Zurich American Insurance Company, U.S. District Court of the District of Oregon.

On July 27, 2016, the judge denied the Sureties’ motion to stay the case in favor of a pending ICC Arbitration and granted PGE’s motion for an injunction prohibiting the Sureties from pursuing any Performance Bond claims in the ICC Arbitration. The Sureties appealed the rulings to the Ninth Circuit Court of Appeals and asked the district court to stay the district court proceedings pending resolution of the appeal. In October 2016, the district court denied the request to stay the proceedings. Briefing on the merits of the appeal to the Ninth Circuit has been completed, but no oral argument dates have been set. On October 24, 2016, the Sureties filed a motion with the Ninth Circuit for a stay of PGE’s district court proceedings against the Sureties pending the Sureties’ appeal to the Ninth Circuit. Oral argument is set for May 8, 2017.  For additional information on this matter, see Note 7, Contingencies, in the Notes to the Condensed Consolidated Financial Statements.

Portland General Electric Company v. Abeinsa EPC LLC, Abener Construction Services, LLC (formerly known as Abener Engineering and Construction Services, LLC), Teyma Construction USA LLC, and Abeinsa Abener Teyma General Partnership, U.S. District Court of the District of Oregon.

On October 21, 2016, PGE filed a complaint in the U.S. District Court of the District of Oregon against Abeinsa for failure to satisfy its obligations under the Construction Agreement. PGE is seeking damages from Abeinsa in excess of $200 million for: i) costs incurred to complete construction of Carty, settle claims with unpaid contractors and vendors and remove liens; and ii) damages in excess of the construction costs, including a project management fee, liquidated damages under the Construction Agreement, legal fees and costs, damages due to delay of the project, warranty costs, and interest. On March 21, 2017, the judge entered an order staying the case for 120 days.

Deschutes River Alliance v. Portland General Electric Company, U.S. District Court of the District of Oregon.

On August 12, 2016, the Deschutes River Alliance (DRA) filed a lawsuit against the Company in the U.S. District Court of the District of Oregon. DRA’s claims seek injunctive and declaratory relief against PGE under the Clean Water Act (CWA) related to alleged past and continuing violations of the CWA. Specifically, DRA claims PGE has violated certain conditions contained in PGE’s Water Quality Certification for the Pelton/Round Butte Hydroelectric Project related to dissolved oxygen, temperature, and measures of acidity or alkalinity of the water. For additional information on this matter, see Note 7, Contingencies, in the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes to PGE’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 17, 2017.

Item 5.	Other Information.

Portland General Electric Company held its 2017 annual meeting of shareholders on April 26, 2017 in Portland, Oregon. The following proposals were voted on at the meeting by the Company’s shareholders:

1.	The election of directors;

2.	The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2017;

3.	An advisory, non-binding vote to approve the compensation of the Company’s named executive officers; and

4.	An advisory, non-binding vote on the frequency of future shareholder votes to approve the compensation of the Company’s named executive officers.

There were 89,059,366 shares of common stock issued and outstanding as of February 28, 2017, the record date for the meeting, with 83,870,238 shares represented at the annual meeting.

Each of the director nominees listed below was elected and the voting results were as follows:

Nominee	For	Against	Abstain	Broker Non-votes
John W. Ballantine	63,224,690	15,221,286	61,892	5,362,370
Rodney L. Brown, Jr.	78,011,439	436,331	60,098	5,362,370
Jack E. Davis	78,011,596	437,253	59,019	5,362,370
David A. Dietzler	77,763,736	684,954	59,178	5,362,370
Kirby A. Dyess	78,001,951	449,769	56,148	5,362,370
Mark B. Ganz	77,788,777	660,427	58,664	5,362,370
Kathryn J. Jackson	78,033,935	423,790	50,143	5,362,370
Neil J. Nelson	78,016,674	432,018	59,176	5,362,370
M. Lee Pelton	77,757,687	690,508	59,673	5,362,370
James J. Piro	77,935,874	510,150	61,844	5,362,370
Charles W. Shivery	78,024,415	426,387	57,066	5,362,370

Our shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2017. There were 83,394,480 votes cast for the proposal, 407,494 votes cast against the proposal, and 68,264 abstentions.

Our shareholders approved the compensation of the Company’s named executive officers. There were 77,847,959 votes cast for the proposal, 478,622 votes cast against the proposal, 181,287 abstentions, and 5,362,370 broker non-votes.

Our shareholders recommended a frequency of “one year” for future shareholder votes to approve the compensation of the Company’s named executive officers. There were 71,342,181 votes cast for a frequency of one year, 88,415 votes cast for a frequency of two years, 6,986,717 votes cast for a frequency of three years, 90,555 abstentions, and 5,362,370 broker non-votes.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	April 27, 2017	By:	/s/ James F. Lobdell
James F. Lobdell
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)