Form 10-Q
period 2018-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2018-04-27
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Number of shares of common stock outstanding as of April 17, 2018 is 89,214,507 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

DEFINITIONS

The following abbreviations and acronyms are used throughout this document:

Abbreviation or Acronym	Definition
AFDC	Allowance for funds used during construction
AUT	Annual Power Cost Update Tariff
Boardman	Boardman coal-fired generating plant
Carty	Carty natural gas-fired generating plant
Colstrip	Colstrip Units 3 and 4 coal-fired generating plant
CWIP	Construction work-in-progress
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FMBs	First Mortgage Bonds
GAAP	Accounting principles generally accepted in the United States of America
GRC	General Rate Case
IRP	Integrated Resource Plan
Moody’s	Moody’s Investors Service
MW	Megawatts
MWa	Average megawatts
MWh	Megawatt hours
NVPC	Net Variable Power Costs
OPUC	Public Utility Commission of Oregon
PCAM	Power Cost Adjustment Mechanism
RPS	Renewable Portfolio Standard
S&P	S&P Global Ratings
SEC	United States Securities and Exchange Commission
TCJA	United States Tax Cuts and Jobs Act
Trojan	Trojan nuclear power plant

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Revenues, net	$495	$530
Alternative revenue programs, net of amortization	(2)	—
Total revenues	493	530
Operating expenses:
Purchased power and fuel	130	141
Generation, transmission and distribution	69	81
Administrative and other	69	67
Depreciation and amortization	92	84
Taxes other than income taxes	33	33
Total operating expenses	393	406
Income from operations	100	124
Interest expense, net	31	30
Other income:
Allowance for equity funds used during construction	4	2
Miscellaneous income (expense), net	(1)	—
Other income, net	3	2
Income before income tax expense	72	96
Income tax expense	8	23
Net income	$64	$73
Other comprehensive loss	—	(1)
Comprehensive income	$64	$72

Weighted-average shares outstanding—basic and diluted (in thousands)	89,160	89,003

Earnings per share—basic and diluted	$0.72	$0.82

Dividends declared per common share	$0.34	$0.32

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$70	$39
Accounts receivable, net	152	168
Unbilled revenues	77	106
Inventories	80	78
Regulatory assets—current	72	62
Other current assets	81	73
Total current assets	532	526
Electric utility plant, net	6,781	6,741
Regulatory assets—noncurrent	448	438
Nuclear decommissioning trust	42	42
Non-qualified benefit plan trust	36	37
Other noncurrent assets	53	54
Total assets	$7,892	$7,838

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	March 31, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$97	$132
Liabilities from price risk management activities—current	67	59
Accrued expenses and other current liabilities	229	241
Total current liabilities	393	432
Long-term debt, net of current portion	2,426	2,426
Regulatory liabilities—noncurrent	1,323	1,288
Deferred income taxes	378	376
Unfunded status of pension and postretirement plans	282	284
Liabilities from price risk management activities—noncurrent	144	151
Asset retirement obligations	191	167
Non-qualified benefit plan liabilities	108	106
Other noncurrent liabilities	198	192
Total liabilities	5,443	5,422
Commitments and contingencies (see notes)
Equity:
Portland General Electric Company shareholders’ equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, no par value, 160,000,000 shares authorized; 89,214,119 and 89,114,265 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,206	1,207
Accumulated other comprehensive loss	(8)	(8)
Retained earnings	1,251	1,217
Total equity	2,449	2,416
Total liabilities and equity	$7,892	$7,838

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$64	$73
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	84
Deferred income taxes	6	17
Pension and other postretirement benefits	6	6
Allowance for equity funds used during construction	(4)	(2)
Decoupling mechanism deferrals, net of amortization	3	(9)
Deferral of net benefits due to Tax Reform	15	—
Other non-cash income and expenses, net	4	7
Changes in working capital:
Decrease in accounts receivable and unbilled revenues	45	29
Decrease in inventories	(2)	5
(Increase) in margin deposits, net	(6)	(12)
(Decrease) in accounts payable and accrued liabilities	(17)	(10)
Other working capital items, net	(5)	(13)
Other, net	(7)	(5)
Net cash provided by operating activities	194	170
Cash flows from investing activities:
Capital expenditures	(131)	(114)
Sales of Nuclear decommissioning trust securities	3	7
Purchases of Nuclear decommissioning trust securities	(3)	(5)
Other, net	1	(1)
Net cash used in investing activities	(130)	(113)
Cash flows from financing activities:
Dividends paid	(30)	(28)
Other	(3)	(4)
Net cash used in financing activities	(33)	(32)
Increase in cash and cash equivalents	31	25
Cash and cash equivalents, beginning of period	39	6
Cash and cash equivalents, end of period	$70	$31

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$13	$13
Cash paid for income taxes	—	—

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to obtain reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. The Company’s corporate headquarters is located in Portland, Oregon and its approximately four thousand square mile, state-approved service area allocation, located entirely within the State of Oregon, encompasses 51 incorporated cities, of which Portland and Salem are the largest. As of March 31, 2018, PGE served approximately 877 thousand retail customers with a service area population of approximately 1.9 million, comprising approximately 46% of the state’s population.

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

The financial information included herein for the three months ended March 31, 2018 and 2017 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. The financial information as of December 31, 2017 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 16, 2018, which should be read in conjunction with such condensed consolidated financial statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three months ended March 31, 2018. PGE recorded a net $1 million loss in Other comprehensive income for the three months ended March 31, 2017 due to the combination of changes in compensation retirement benefit liability and amortization, net of taxes of an immaterial amount, and other miscellaneous adjustments.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which supersedes the current lease accounting requirements for lessees and lessors within Topic 840, Leases. Pursuant to the new standard, lessees will be required to recognize all leases, including operating leases, on the balance sheet and record corresponding right-of-use assets and lease liabilities. Accounting for lessors is substantially unchanged from current accounting principles. Lessees will be required to classify leases as either finance leases or operating leases. Initial balance sheet measurement is similar for both types of leases; however, expense recognition and amortization of right-of-use assets will differ. Operating leases will reflect lease expense on a straight-line basis, while finance leases will result in the separate presentation of interest expense on the lease liability (as calculated using the effective interest method) and amortization expense of the right-of-use asset.

Quantitative and qualitative disclosures will also be required surrounding significant judgments made by management. The provisions of this pronouncement are effective for calendar year-end, public entities on January 1, 2019. As issued, ASU 2016-02 requires transition under a modified retrospective basis as of the beginning of the earliest comparative period presented; however the Company is monitoring the FASB’s decisions regarding potential transition practical expedients that would allow companies to adopt the new standard with a cumulative effect adjustment as of the beginning of the year of adoption with prior year comparative financial information and disclosures remaining as previously reported. Early adoption is permitted, but the Company does not plan to early adopt. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. PGE plans to elect this practical expedient. The Company is monitoring utility industry implementation issues that may change existing and future lease classification in areas such as purchase power agreements, pipeline laterals, utility pole attachments, and other utility industry-related arrangements. In conjunction with monitoring industry issues that may impact lease classification, the Company is in the process of evaluating whether it will elect to adopt certain, optional practical expedients included within the standard. Decisions surrounding the election of practical expedients may impact the Company’s lease population that is ultimately recorded. As a result, PGE has not yet quantified the estimated financial statement impact, but overall, the Company does expect an increase in the recognition of right-of-use assets and lease liabilities on the Company’s consolidated balance sheet.

In February 2018, the FASB issued ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act (the TCJA). The amendments only relate to the reclassification of the income tax effects of the TCJA, and therefore the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. For calendar year-end entities, the update will be effective for annual periods beginning January 1, 2019, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period. PGE has determined that ASU 2018-02 will not have a material impact on its financial position and it may early adopt the standard in 2018.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Recently Adopted Accounting Pronouncements

On January 1, 2018, PGE adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which created Topic 606 and superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The Company applied the modified retrospective transition method to its revenue contracts not yet completed as of January 1, 2018. As a result, amounts previously recorded prior to January 1, 2018 have not been retrospectively restated and are reported in accordance with historical accounting under Topic 605, while revenues for the three-month period ended March 31, 2018 have been presented under Topic 606.

PGE’s transition to the new revenue standard did not result in a material adjustment to opening retained earnings and the Company expects the adoption of the new standard to have an immaterial impact to its results of operations on an ongoing basis. In accordance with the new provisions of Topic 606 PGE has included enhanced quantitative and qualitative disclosures, such as disaggregated revenues by customer class. Adoption of the new standard also resulted in a change to PGE’s presentation and classification of its alternative revenue programs, which are predominately comprised of the decoupling mechanism and renewable adjustment clause (RAC). Pursuant to the new standard, such revenues should be presented separately from revenues from contracts with customers as these amounts represent a contract with the regulator and not with customers. As a result, $2 million, net of amortization, primarily related to PGE’s decoupling mechanism, has been classified as Alternative revenue programs, net of amortization in the condensed consolidated statements of income and comprehensive income for the three month period ended March 31, 2018. If PGE had not applied the new provisions of Topic 606, then PGE would have reported Revenues, net of $493 million under Topic 605 for the three months ended March 31, 2018, with the difference attributable to the presentation and classification of alternative revenue programs. For further information regarding changes to the Company’s revenue recognition accounting policies, see Note 2, Revenue Recognition.

On January 1, 2018, PGE adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). On a prospective basis, only the service cost component of net periodic pension and postretirement benefit costs is eligible for capitalization to Electric utility plant, net. However, for ratemaking purposes the Company will continue to be allowed to recover its non-service costs related to capital as a component of rate base. Instead of recording such amounts to Electric utility plant, net, the Company will record a Regulatory asset on the condensed consolidated balance sheet that will be amortized in a systematic and rational manner. As of the three months ended March 31, 2018, the Company has recorded $1 million of the non-service costs component of net periodic pension and postretirement benefit costs as a Regulatory asset and estimates this amount will be $3 million for the twelve month period ending December 31, 2018. The new pronouncement also requires, on a retrospective basis, that the non-service cost component of net periodic pension and postretirement benefit costs attributable to expense be presented separately from the service cost component and outside the subtotal of income from operations on the condensed consolidated statements of income and comprehensive income. As of March 31, 2018, the portion of non-service costs attributable to expense is $1 million and classified as Miscellaneous income (expense), net within Other income on the Company’s condensed consolidated statements of income and comprehensive income. To conform to the 2018 presentation, PGE has retrospectively reclassified $1 million of the non-service costs component as of March 31, 2017 from Administrative and other within Operating expenses to Miscellaneous income (expense), net within Other income. The implementation of ASU 2017-07 has had an immaterial impact on the Company’s consolidated financial position and consolidated results of operations.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 2: REVENUE RECOGNITION

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with customers are satisfied. Generally, this transfer of control occurs and revenues are recognized as electricity is delivered to customers, including any services provided. The prices charged, and amount of consideration the Company receives in exchange for its goods and services provided, are regulated by the Public Utility Commission of Oregon (OPUC) or the Federal Energy Regulatory Commission (FERC). The Company recognizes revenue through the following steps: i) identifying the contract with the customer; ii) identifying the performance obligations in the contract; iii) determining the transaction price; iv) allocating the transaction price to the performance obligations; and v) recognizing revenue when or as each performance obligation is satisfied.
As a rate-regulated utility, PGE, in certain situations, recognizes revenue to be billed to customers in future periods or defers the recognition of certain revenues to the period in which the related costs are incurred or approved by the OPUC for amortization. For additional information, see “Regulatory Assets and Liabilities” in Note 3, Balance Sheet Components.

Alternative Revenue Programs

Revenues related to PGE’s decoupling mechanism and RAC are considered alternative revenue programs. In accordance with the new revenue standard, such revenues are presented separately from revenues from contracts with customers and classified as Alternative revenue programs, net of amortization on the condensed statement of income and comprehensive income as these amounts represent a contract with the regulator and not with customers. The activity within this line item is comprised of current period deferral adjustments, which can either be a collection from or a refund to customers, and is net of any related amortization. When amounts related to alternative revenue programs are ultimately included in prices and customer bills, the amounts are included within Revenues, net, with an equal and offsetting amount of amortization recorded on the Alternative revenue programs, net of amortization line item.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by customer type (in millions):

Three Months Ended March 31, 2018
Retail:
Residential	$268
Commercial	151
Industrial	44
Direct access customers	10
Subtotal	473
Alternative revenue programs, net of amortization	(2)
Other accrued (deferred) revenues, net(1)	(17)
Total retail revenues	454
Wholesale revenues(2)	28
Other operating revenues	11
Total revenues	$493

(1) Includes $15 million regulatory liability deferral of the 2018 net tax benefits due to the change in corporate tax rate under the U.S. Tax Cuts and Jobs Act (TCJA). For further information, see Note 10, Income Taxes.
(2) Wholesale revenues includes $2 million related to electricity commodity contract derivative settlements for the three months ended March 31, 2018. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers pursuant to Topic 606. For further information, see Note 5, Price Risk Management.

Retail Revenues

The Company’s primary revenue source is generated through the sale of electricity to customers based on regulated tariff-based prices. Retail customers are classified as residential, commercial, or industrial. Residential customers include single family housing, multiple family housing (such as apartments, duplexes, and town homes), manufactured homes, and small farms. Residential demand is sensitive to the effects of weather, with demand highest during the winter heating season and summer cooling season. Commercial customers consist of non-residential customers who accept energy deliveries at voltages equivalent to those delivered to residential customers. Customers include most businesses, small industrial companies, and public street and highway lighting accounts. Industrial customers consist of non-residential customers who accept delivery at higher voltages than commercial customers. Demand from industrial customers is primarily driven by economic conditions, with weather having little impact on this customer class.
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
Retail revenue is billed monthly based on meter readings taken throughout the month. At the end of each month, PGE estimates the revenue earned from the last meter read date through the last day of the month, which has not yet been billed to customers. This amount, which is classified as Unbilled revenues in the Company’s condensed consolidated balance sheets, is calculated based on each month’s actual net retail system load, the number of days from the last meter read date through the last day of the month, and current customer prices.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE’s obligation to sell electricity to retail customers generally represents a single performance obligation representing a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer that is satisfied over time as customers simultaneously receive and consume the benefits provided. PGE applies the invoice method to measure its progress towards satisfactorily completing its performance obligations to transfer each distinct delivery of electricity in the series to the customer.
Pursuant to regulation by the OPUC, PGE is mandated to maintain several tariff schedules to collect funds from customers associated with activities for the benefit of the general public, such as conservation, low-income housing, energy efficiency, renewable energy programs, and privilege taxes. For such programs, PGE generally collects the funds and remits the amounts to third party agencies that administer the programs. In these arrangements, PGE is considered to be an agent, as PGE’s performance obligation is to facilitate a transaction between customers and the administrators of these programs. Therefore, such amounts are presented on a net basis and are not reflected in Revenues, net within the condensed consolidated statements of income and comprehensive income.
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
The majority of PGE’s wholesale electricity sales is to utilities and power marketers, is predominantly short-term, and consists of a single performance obligation satisfied as energy is transferred to the counterparty. The Company may choose to net its purchases and sales with the same counterparty rather than simultaneously receiving and delivering physical power; in such cases, only the net amount of those purchases or sales required to meet retail and wholesale obligations will be physically settled.
Other Operating Revenues
Other operating revenues consist primarily of gains and losses on the sale of natural gas volumes purchased that exceeded what was needed to fuel the Company’s generating facilities, as well as revenues from transmission services, excess transmission capacity resales, excess fuel sales, utility pole attachment revenues, and other electric services provided to customers.

Arrangements with Multiple Performance Obligations

Certain contracts with customers, primarily wholesale, may include multiple performance obligations. For such arrangements, PGE allocates revenue to each performance obligation based on its relative standalone selling price. PGE generally determines standalone selling prices based on the prices charged to customers.

Practical Expedients and Exemptions

PGE does not disclose the value of unsatisfied performance obligations for: i) contracts with an original expected length of one year or less; and ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for goods delivered or services performed.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 3: BALANCE SHEET COMPONENTS

Inventories

PGE’s inventories, which are recorded at average cost, consist primarily of materials and supplies for use in operations, maintenance, and capital activities, as well as fuel, which includes natural gas, coal, and oil for use in the Company’s generating plants. Periodically, the Company assesses inventory for purposes of determining that inventories are recorded at the lower of average cost or net realizable value.

Other Current Assets

Other current assets consist of the following (in millions):

	March 31, 2018	December 31, 2017
Prepaid expenses	$56	$50
Assets from price risk management activities	4	6
Margin deposits	17	11
Other	4	6
Other current assets	$81	$73

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	March 31, 2018	December 31, 2017
Electric utility plant	$9,984	$9,914
Construction work-in-progress	430	391
Total cost	10,414	10,305
Less: accumulated depreciation and amortization	(3,633)	(3,564)
Electric utility plant, net	$6,781	$6,741

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $303 million and $296 million as of March 31, 2018 and December 31, 2017, respectively. Amortization expense related to intangible assets was $13 million and $11 million for the three months ended March 31, 2018 and 2017, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	March 31, 2018			December 31, 2017
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$62		$144	$53		$151
Pension and other postretirement plans	—		214	—		218
Debt issuance costs	—		18	—		19
Trojan decommissioning activities	—		25	—		—
Other	10		47	9		50
Total regulatory assets	$72		$448	$62		$438
Regulatory liabilities:
Asset retirement removal costs	$—		$944	$—		$933
Deferred income taxes	—		281	—		277
Trojan decommissioning activities	2		—	3		—
Asset retirement obligations	—		53	—		52
Other	26		45	28		26
Total regulatory liabilities	$28	*	$1,323	$31	*	$1,288

* Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	March 31, 2018	December 31, 2017
Accrued employee compensation and benefits	$39	$60
Accrued taxes payable	32	31
Accrued interest payable	43	27
Accrued dividends payable	31	31
Regulatory liabilities—current	28	31
Other	56	61
Total accrued expenses and other current liabilities	$229	$241

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Asset Retirement Obligations

Asset retirement obligations (AROs) consist of the following (in millions):

	March 31, 2018	December 31, 2017
Trojan decommissioning activities	$68	$45
Utility plant	110	109
Non-utility property	13	13
Asset retirement obligations	$191	$167

Trojan decommissioning activities represents the present value of future decommissioning costs for the plant, which ceased operation in 1993. The remaining decommissioning activities primarily consist of the long-term operation and decommissioning of the Independent Spent Fuel Storage Installation (ISFSI), an interim dry storage facility that is licensed by the Nuclear Regulatory Commission (NRC). The ISFSI is to house the spent nuclear fuel at the former plant site until an off-site storage facility is available. Decommissioning of the ISFSI and final site restoration activities will begin once shipment of all the spent fuel to a U.S. Department of Energy facility is complete, which is not expected prior to 2034. The NRC has mandated an increase in staffing for the next 16 years that has increased the Trojan ARO by $23 million as of March 31, 2018.

Credit Facilities

As of March 31, 2018, PGE had a $500 million revolving credit facility scheduled to expire in November 2021.

Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, as backup for commercial paper borrowings, and to permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the credit facility. The facility contains a provision that requires annual fees based on PGE’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of March 31, 2018, PGE was in compliance with this covenant with a 51.4% debt-to-total capital ratio.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility.

PGE classifies any borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

Under the revolving credit facility, as of March 31, 2018, PGE had no borrowings outstanding and there were no commercial paper or letters of credit issued. As a result, as of March 31, 2018, the aggregate unused available credit capacity under the revolving credit facility was $500 million.

In addition, PGE has four letter of credit facilities that provide a total capacity of $220 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $71 million were outstanding as of March 31, 2018. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Pursuant to an order issued by the FERC, the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2020.

Long-term Debt

During the three months ended March 31, 2018, PGE did not enter into any long-term debt transactions.

Defined Benefit Pension Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Service cost	$5	$4
Interest cost	8	8
Expected return on plan assets	(10)	(10)
Amortization of net actuarial loss	4	3
Net periodic benefit cost	$7	$5

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate fair value as of March 31, 2018 and December 31, 2017, and then classifies these financial assets and liabilities based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are discussed below.

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

PGE recognizes transfers between levels in the fair value hierarchy as of the end of the reporting period for all its financial instruments. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels during the three months ended March 31, 2018 and 2017, except those presented in this note.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of March 31, 2018
	Level 1	Level 2	Level 3	Other(2)	Total
Assets:
Cash equivalents	$60	$—	$—	$—	$60
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	3	7	—	—	10
Corporate credit	—	6	—	—	6
Money market funds measured at NAV (2)	—	—	—	26	26
Non-qualified benefit plan trust: (3)
Money market funds	1	—	—	—	1
Equity securities—domestic	6	—	—	—	6
Debt securities—domestic government	1	—	—	—	1
Assets from price risk management activities: (1) (4)
Electricity	—	2	—	—	2
Natural gas	—	2	—	—	2
	$71	$17	$—	$26	$114
Liabilities from price risk management activities: (1) (4)
Electricity	$—	$11	$123	$—	$134
Natural gas	—	66	11	—	77
	$—	$77	$134	$—	$211

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.

(3)	Excludes insurance policies of $28 million, which are recorded at cash surrender value.

(4)	For further information, see Note 5, Price Risk Management.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$30	$—	$—	$—	$30
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	4	7	—	—	11
Corporate credit	—	6	—	—	6
Money market funds measured at NAV (2)	—	—	—	25	25
Non-qualified benefit plan trust: (3)
Money market funds	1	—	—	—	1
Equity securities—domestic	7	—	—	—	7
Debt securities—domestic government	1	—	—	—	1
Assets from price risk management activities: (1) (4)
Electricity	—	3	—	—	3
Natural gas	—	3	—	—	3
	$43	$19	$—	$25	$87
Liabilities from price risk management activities: (1) (4)
Electricity	$—	$5	$130	$—	$135
Natural gas	—	66	9	—	75
	$—	$71	$139	$—	$210

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.

(3)	Excludes insurance policies of $28 million, which are recorded at cash surrender value.

(4)	For further information, see Note 5, Price Risk Management.

Cash equivalents are highly liquid investments with maturities of three months or less at the date of acquisition and primarily consist of money market funds. Such funds seek to maintain a stable net asset value and are comprised of short-term, government funds. Policies of such funds require that the weighted average maturity of the fund’s securities holdings do not exceed 90 days and investors have the ability to redeem the fund’s shares daily at its respective net asset value. These cash equivalents are classified as Level 1 in the fair value hierarchy due to the availability of quoted prices for identical assets in an active market as of the measurement date. Principal markets for money market fund prices include published exchanges such as NASDAQ and the New York Stock Exchange.

Assets held in the Nuclear decommissioning trust and Non-qualified benefit plan (NQBP) trusts are recorded at fair value in PGE’s condensed consolidated balance sheets and invested in securities that are exposed to interest rate, credit, and market volatility risks. These assets are classified within Level 1, 2, or 3 based on the following factors:

Debt securities—PGE invests in highly-liquid United States treasury securities to support the investment objectives of the trusts. These domestic government securities are classified as Level 1 in the fair value hierarchy due to the availability of quoted prices for identical assets in an active market as of the measurement date.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of March 31, 2018:
Electricity physical forwards	$—	$122	Discounted cash flow	Electricity forward price (per MWh)	$6.56	$44.31	$31.44
Natural gas financial swaps	—	11	Discounted cash flow	Natural gas forward price (per Decatherm)	1.12	2.58	1.59
Electricity financial futures	—	1	Discounted cash flow	Electricity forward price (per MWh)	6.56	27.74	18.46
	$—	$134
As of December 31, 2017:
Electricity physical forwards	$—	$130	Discounted cash flow	Electricity forward price (per MWh)	$7.79	$41.23	$30.95
Natural gas financial swaps	—	9	Discounted cash flow	Natural gas forward price (per Decatherm)	1.26	2.92	1.90
Electricity financial futures	—	—	Discounted cash flow	Electricity forward price (per MWh)	7.79	29.74	21.74
	$—	$139

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Balance as of the beginning of the period	$139	$119
Net realized and unrealized (gains)/losses*	(4)	26
Transfers out of Level 3 to Level 2	(1)	(1)
Balance as of the end of the period	$134	$144

* Both realized and unrealized (gains)/losses, of which the unrealized portion is fully offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the three months ended March 31, 2018 and 2017, there were no transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers in and transfers out of Level 3 at the end of the reporting period for all of its derivative instruments.

Transfers from Level 2 to Level 1 for the Company’s price risk management assets and liabilities do not occur, as quoted prices are not available for identical instruments. As such, the Company’s assets and liabilities from price risk management activities mature and settle as Level 2 fair value measurements.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The fair value of the Company’s First Mortgage Bonds (FMBs) and Pollution Control Revenue Bonds is classified as a Level 2 fair value measurement. As of March 31, 2018, the carrying amount of PGE’s long-term debt was $2,426 million, net of $10 million of unamortized debt expense, and its estimated aggregate fair value was $2,691 million. As of December 31, 2017, the carrying amount of PGE’s long-term debt was $2,426 million, net of $10 million of unamortized debt expense, and its estimated aggregate fair value was $2,829 million.

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

PGE utilizes derivative instruments to manage its exposure to commodity price risk and foreign exchange rate risk in order to reduce volatility in NVPC for its retail customers. Such derivative instruments may include forward, futures, swaps, and option contracts, which are recorded at fair value on the condensed consolidated balance sheets, for electricity, natural gas, and foreign currency, with changes in fair value recorded in the condensed consolidated statements of income. In accordance with the ratemaking and cost recovery processes authorized by the OPUC, the Company recognizes a regulatory asset or liability to defer the gains and losses from derivative activity until

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

settlement of the associated derivative instrument. PGE may designate certain derivative instruments as cash flow hedges or may use derivative instruments as economic hedges. The Company does not engage in trading activities for non-retail purposes.

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	March 31, 2018	December 31, 2017
Current assets:
Commodity contracts:
Electricity	$2	$3
Natural gas	2	3
Total current derivative assets*	4	6
Total derivative assets not designated as hedging instruments	$4	$6
Total derivative assets	$4	$6
Current liabilities:
Commodity contracts:
Electricity	$20	$13
Natural gas	47	46
Total current derivative liabilities	67	59
Noncurrent liabilities:
Commodity contracts:
Electricity	114	122
Natural gas	30	29
Total noncurrent derivative liabilities	144	151
Total derivative liabilities not designated as hedging instruments	$211	$210
Total derivative liabilities	$211	$210

* Included in Other current assets on the condensed consolidated balance sheets.

PGE’s net purchase volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle through 2035, were as follows (in millions):

	March 31, 2018		December 31, 2017
Commodity contracts:
Electricity	7	MWh	7	MWh
Natural gas	110	Decatherms	114	Decatherms
Foreign currency exchange	$22	Canadian	$21	Canadian

PGE has elected to report gross on the condensed consolidated balance sheets the positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of March 31, 2018 and December 31, 2017, gross amounts included as Price risk management liabilities subject to master netting agreements were $130 million and $136 million, respectively, for

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

which PGE posted collateral of $11 million, which consisted entirely of letters of credit. As of March 31, 2018, of the gross amounts recognized, $122 million was for electricity and $8 million was for natural gas compared to $130 million for electricity and $6 million for natural gas recognized as of December 31, 2017.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Purchased power and fuel in the condensed consolidated statements of income and were as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Commodity contracts:
Electricity	$1	$33
Natural Gas	14	34

Net unrealized and certain net realized losses (gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Net losses of $15 million and $61 million have been offset for the three month periods ended March 31, 2018 and 2017, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of March 31, 2018 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Commodity contracts:
Electricity	$16	$10	$8	$7	$7	$84	$132
Natural gas	38	26	9	2	—	—	75
Net unrealized loss	$54	$36	$17	$9	$7	$84	$207

PGE’s secured and unsecured debt is currently rated at investment grade by Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). Should Moody’s or S&P reduce their rating on the Company’s unsecured debt to below investment grade, PGE could be subject to requests by certain wholesale counterparties to post additional performance assurance collateral, in the form of cash or letters of credit, based on total portfolio positions with each of those counterparties. Certain other counterparties would have the right to terminate their agreements with the Company.

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2018 was $201 million, for which PGE has posted $35 million in collateral, consisting entirely of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered at March 31, 2018, the cash requirement to either post as collateral or settle the instruments immediately would have been $198 million. As of March 31, 2018, PGE had $16 million cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheet.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Counterparties representing 10% or more of Assets and Liabilities from price risk management activities were as follows:

	March 31, 2018	December 31, 2017
Assets from price risk management activities:
Counterparty A	15%	39%
Counterparty B	18	12
Counterparty C	10	1
Counterparty D	17	7
Counterparty E	10	6
	70%	65%
Liabilities from price risk management activities:
Counterparty F	58%	62%
	58%	62%

See Note 4, Fair Value of Financial Instruments, for additional information concerning the determination of fair value for the Company’s Assets and Liabilities from price risk management activities.

NOTE 6: EARNINGS PER SHARE

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

For the three month period ended March 31, 2018, unvested performance-based restricted stock units and related dividend equivalent rights in the total amount of 230 thousand were excluded from the dilutive calculation because the performance goals had not been met, with 274 thousand excluded for the three month period ended March 31, 2017.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted-average common shares outstanding—basic and diluted	89,160	89,003

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 7: EQUITY

The activity in equity during the three months ended March 31, 2018 and 2017 is as follows (dollars in millions):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2017	89,114,265	$1,207	$(8)	$1,217	$2,416
Issuances of shares pursuant to equity-based plans	99,854	—	—	—	—
Stock-based compensation	—	(1)	—	—	(1)
Dividends declared	—	—	—	(30)	(30)
Net income	—	—	—	64	64
Balances as of March 31, 2018	89,214,119	$1,206	$(8)	$1,251	$2,449

Balances as of December 31, 2016	88,946,704	$1,201	$(7)	$1,150	$2,344
Issuances of shares pursuant to equity-based plans	121,154	—	—	—	—
Stock-based compensation	—	(1)	—	—	(1)
Dividends declared	—	—	—	(28)	(28)
Other comprehensive income (loss)	—	—	(1)	—	(1)
Net income	—	—	—	73	73
Balances as of March 31, 2017	89,067,858	$1,200	$(8)	$1,195	$2,387

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

A loss contingency will also be disclosed when it is reasonably possible that an asset has been impaired or a liability incurred if the estimate or range of potential loss is material. If a probable or reasonably possible loss cannot be determined, then PGE: i) discloses an estimate of such loss or the range of such loss, if the Company is able to determine such an estimate; or ii) discloses that an estimate cannot be made and the reasons.

If an asset has been impaired or a liability incurred after the financial statement date, but prior to the issuance of the financial statements, the loss contingency is disclosed, if material, and the amount of any estimated loss is recorded in the subsequent reporting period.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE evaluates, on a quarterly basis, developments in such matters that could affect the amount of any accrual, as well as the likelihood of developments that would make a loss contingency both probable and reasonably estimable. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves a series of complex judgments about future events. Management is often unable to estimate a reasonably possible loss, or a range of loss, particularly in cases in which: i) the damages sought are indeterminate or the basis for the damages claimed is not clear; ii) the proceedings are in the early stages; iii) discovery is not complete; iv) the matters involve novel or unsettled legal theories; v) significant facts are in dispute; vi) a large number of parties are represented (including circumstances in which it is uncertain how liability, if any, will be shared among multiple defendants); or vii) a wide range of potential outcomes exist. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution, including any possible loss, fine, penalty, or business impact.

Carty

In 2013, PGE entered into a turnkey engineering, procurement, and construction agreement (Construction Agreement) with Abeinsa EPC LLC, Abener Construction Services, LLC, Teyma Construction USA, LLC, and Abeinsa Abener Teyma General Partnership (collectively, the “Contractor”), affiliates of Abengoa S.A., for the construction of the Carty natural gas-fired generating plant (Carty) located in Eastern Oregon. Liberty Mutual Insurance Company and Zurich American Insurance Company (together, the “Sureties”) provided a performance bond of $145.6 million (Performance Bond) in connection with the Construction Agreement.

In December 2015, the Company declared the Contractor in default under the Construction Agreement and terminated the Construction Agreement. Following termination of the Construction Agreement, PGE brought on new contractors and construction resumed.

Carty was placed into service on July 29, 2016 and the Company began collecting its revenue requirement in customer prices on August 1, 2016, as authorized by the OPUC, based on the approved capital cost of $514 million. Actual costs for the construction of Carty exceeded the approved amount and, as of March 31, 2018, PGE has capitalized $637 million to Electric utility plant.

As the final construction cost exceeded the amount authorized by the OPUC, higher interest and depreciation expense than allowed in PGE’s revenue requirement has resulted. These incremental expenses are recognized in the Company’s current results of operations, as a deferral for such amounts would not be considered probable of recovery at this time, in accordance with GAAP.

As actual project costs for Carty have exceeded $514 million, PGE has incurred a higher cost of service than what is reflected in the current authorized revenue requirement amount, primarily due to higher depreciation, interest, and legal expenses. Such incremental expenses were $3 million and $4 million for the periods ended March 31, 2018 and 2017, respectively. Any amounts approved by the OPUC for recovery under the deferral filing would be recognized in earnings in the period of such approval.

Actual costs do not reflect any offsetting amounts that may be received from the Sureties, pursuant to the Performance Bond. The amounts recorded also exclude $13 million of liens and claims filed for goods and services provided under contracts with the Contractor that remain in dispute. The Company believes these claims by subcontractors are not owed by the Company and is contesting the liens and claims in the courts.

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

Other items contributing to the increase include costs relating to the removal of certain liens filed on the property for goods and services provided under contracts with the Contractor, and costs to repair equipment damage that resulted from poor storage and maintenance on the part of the Contractor.

In July 2016, PGE requested from the OPUC a regulatory deferral for the recovery of the revenue requirement associated with the incremental capital costs for Carty, starting from its in service date to the date that such amounts are approved in a subsequent regulatory proceeding. The Company has requested that the OPUC delay its review of this deferral request until all legal actions with respect to this matter, including PGE’s actions against the Sureties, have been resolved.

Any amounts approved by the OPUC for recovery under the deferral filing would be recognized in earnings in the period of such approval; however, there is no assurance that such recovery would be granted by the OPUC. The Company believes that costs incurred to date and capitalized in Electric utility plant, net, in the condensed consolidated balance sheet, were prudently incurred. There have been no settlement discussions with regulators related to such costs.

PGE is involved in several litigation proceedings concerning the termination of the Construction Agreement and the payment obligations of the Sureties.

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

Various actions relating to this matter have been filed in the U.S. District Court for the District of Oregon (U.S. District Court), in the Ninth Circuit Court of Appeals (Ninth Circuit), and in an arbitration proceeding, including the following:

•
A breach of contract claim dated March 23, 2016, Portland General Electric Company v. Liberty Mutual Insurance Company and Zurich American Insurance Company, U.S. District Court of the District of Oregon, brought by PGE against the Sureties in U.S. District Court asserting that the Sureties are responsible for the payment of all damages sustained by PGE as a result of the Contractor’s breach of contract. The Company’s complaint disputes the Sureties’ assertion that the Company wrongfully terminated the Construction Agreement and asserts that the Sureties are responsible for the payment of all damages sustained by PGE as a result of the Sureties’ breach of contract, including damages in excess of the $145.6 million stated amount of the Performance Bond. Such damages include additional costs incurred by PGE to complete Carty;

•
A claim dated October 21, 2016, Portland General Electric Company v. Abeinsa EPC LLC, Abener Construction Services, LLC (formerly known as Abener Engineering and Construction Services, LLC), Teyma Construction USA LLC, and Abeinsa Abener Teyma General Partnership, U.S. District Court of the District of Oregon, brought by PGE in U.S. District Court against the Contractor for failure to satisfy its obligations under the Construction Agreement. PGE is seeking damages from the Contractor in excess of $200 million for: i) costs incurred to complete construction of Carty, settle claims with unpaid contractors and vendors, and remove liens; and ii) damages in excess of the construction costs, including a project management fee, liquidated damages under the Construction Agreement, legal fees and costs, damages due to delay of the project, warranty costs, and interest;

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

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

Following various procedural arguments in the ICC arbitration and the U.S. District Court, in July 2017, the Ninth Circuit held that the ICC arbitral tribunal had jurisdiction to determine what parties and what claims could be presented in the ICC arbitration as opposed to in court. A hearing before the ICC arbitral tribunal took place on April 9 and 10, 2018. The decision of the ICC arbitral tribunal, which remains pending, is expected to determine the forum in which the above referenced claims will be heard.

After exhausting all remedies against the aforementioned parties, PGE intends to seek approval to recover any remaining excess amounts in customer prices in a subsequent regulatory proceeding. However, there is no assurance that such recovery would be allowed by the OPUC.

In accordance with GAAP and the Company’s accounting policies, any such excess amounts may be charged to expense at the time disallowance of recovery becomes probable and a reasonable estimate of the amount of such disallowance can be made. As of the date of this report, the Company has concluded that the likelihood is less than probable that a portion of the cost of Carty will be disallowed for recovery in customer prices. Accordingly, no loss has been recorded to date related to the project.

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

The EPA has finalized the feasibility study, along with the remedial investigation, and the results provided the framework for the EPA to determine a clean-up remedy for Portland Harbor that was documented in a Record of Decision (ROD) issued on January 6, 2017. The ROD outlined the EPA’s selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion, comprised of $1.2 billion related to remediation construction costs and $0.5 billion related to long-term operation and maintenance costs, for a combined discounted present value of $1.1 billion. Remediation construction costs were estimated to be incurred

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

over a 13 year period, with long-term operation and maintenance costs estimated to be incurred over a 30 year period from the start of construction. The EPA acknowledged the estimated costs were based on data that is now outdated and that pre-remedial design sampling is necessary to gather updated baseline data to better refine the remedial design and estimated cost. In December 2017, the EPA announced that four PRPs have entered into an administrative order on consent to conduct this additional sampling, which is estimated to be completed in two years. PGE is not among the four PRPs performing this sampling.

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

Where injuries to natural resources have occurred as a result of releases of hazardous substances, federal and state natural resource trustees may seek to recover for damages at such sites, which are referred to as natural resource damages. As it relates to Portland Harbor, PGE has been participating in the Portland Harbor Natural Resource Damages assessment (NRDA) process. The EPA does not manage NRDA activities, but provides claims information and coordination support to the Natural Resource Damages (NRD) trustees. Damage assessment activities are typically conducted by a Trustee Council made up of the trustee entities for the site. The Portland Harbor NRD trustees are the National Oceanic and Atmospheric Administration, the U.S. Fish and Wildlife Service, the State of Oregon, and certain tribal entities.

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

As discussed above, significant uncertainties still remain concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, the amount of natural resource damages, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. However, the Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor, although such costs could be material. The Company plans to seek recovery of any costs resulting from the Portland Harbor proceeding through claims under insurance policies and regulatory recovery in customer prices.

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

In June 2015, based on a motion filed by PGE, the Marion County Circuit Court (Circuit Court) lifted the abatement and in July 2015, heard oral argument on the Company’s motion for Summary Judgment. In March 2016, the Circuit Court entered a general judgment that granted the Company’s motion for Summary Judgment and dismissed all claims by the plaintiffs. On April 14, 2016, the plaintiffs appealed the Circuit Court dismissal to the Court of Appeals for the State of Oregon. Briefing on the appeal is complete, with a Court of Appeals decision pending.

PGE believes that the October 2, 2014 OSC decision and the Circuit Court decisions that followed have reduced the risk of a loss to the Company in excess of the amounts previously recorded and discussed above. However, because the class actions remain subject to a decision in the appeal, management believes that it is reasonably possible that such a loss to the Company could result. As these matters involve unsettled legal theories and have a broad range of potential outcomes, sufficient information is currently not available to determine the amount of any such loss.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The SWW, located above Round Butte Dam on the Deschutes River in central Oregon, is, among other things, designed to blend water from the surface of the reservoir with water near the bottom of the reservoir and was constructed and placed into service in 2010, as part of the FERC license requirements for the purpose of restoration and enhancement of native salmon and steelhead fisheries above the Project. DRA has alleged that PGE’s operation of the SWW has caused the above-referenced violations of the CWA, which in turn have degraded the Deschutes River’s fish and wildlife habitat below the Project and harmed the economic and personal interests of DRA’s members and supporters.

In September 2016, PGE filed a motion to dismiss, which asserted that the CWA does not allow citizen suits of this nature, and that the FERC has jurisdiction over all licensing issues, including the alleged CWA violations. On March 27, 2017, the court denied PGE’s motion to dismiss. On April 7, 2017, the U.S. District Court granted an unopposed motion filed by the Confederated Tribes of Warm Springs (the Tribes) to appear in the case as a friend of the court. The Tribes share ownership of the Project with PGE, but have not been named as a defendant.

Following conferences and negotiations involving various parties, the District Court Judge, on January 17, 2018, established a briefing schedule for summary judgment motions. A bench trial is scheduled to start December 3, 2018. In March 2018, the DRA filed its motion for summary judgment and the Company and the Tribes both filed separate motions to dismiss. The motions filed by the Company and the Tribes allege that DRA failed to join the Tribes as a necessary party and that the Tribes cannot be joined because of their sovereign status. DRA has filed a consolidated response to both motions to dismiss. A hearing on the motions to dismiss filed by the Tribes and the Company is scheduled for May 9, 2018. A hearing on DRA’s motion for summary judgment is scheduled for July 17, 2018. A pretrial conference has been scheduled for November 19, 2018 and a trial date has been set for December 3, 2018.

The Company cannot predict the outcome of this matter, but believes that it has strong defenses to DRA’s claims and intends to defend against them. Because: i) this matter involves novel issues of law; and ii) the mechanism and costs for achieving the relief sought in DRA’s claims have not yet been determined, the Company cannot, at this time, determine the likelihood of whether the outcome of this matter will result in a material loss.

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

NOTE 9: GUARANTEES

PGE enters into financial agreements and power and natural gas purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of March 31, 2018, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate applied to the year-to-date, pre-tax income. The estimated annual effective tax rate includes regulatory flow-through adjustments, tax credits, and other items. The significant differences between the U.S. Federal statutory rate and PGE’s effective tax rate for financial reporting purposes are as follows:

	Three Months Ended March 31,
	2018	2017
Federal statutory tax rate	21.0%	35.0%
Federal tax credits*	(18.0)	(16.1)
State and local taxes, net of federal tax benefit	6.5	5.0
Flow through depreciation and cost basis differences	1.0	1.0
Other	0.6	(0.9)
Effective tax rate	11.1%	24.0%

* Federal tax credits consists of production tax credits (PTCs) earned from Company-owned wind-powered generating facilities. The federal PTCs are earned based on a per-kilowatt hour rate, and as a result, the annual amount of PTCs earned will vary based on weather conditions and availability of the facilities. The PTCs are generated for 10 years from the corresponding facilities’ in service dates. PGE’s PTC generation ends at various dates between 2017 and 2024.

On December 22, 2017, the TCJA was enacted and signed into law by the President of the United States which, among other provisions, reduced the federal corporate tax rate from 35% to 21%. The change in federal statutory tax rate is the primary driver of the change in effective tax rate from 2017 to 2018. As a result of the change in corporate tax rate, PGE is incurring lower income tax expense in 2018 than was estimated in setting customer prices in the Company’s 2018 General Rate Case (2018 GRC). In a deferral filing with the OPUC on December 29, 2017, PGE has proposed to defer and refund the 2018 expected net benefits of the TCJA. If approved as requested, any refund to customers of the net benefits associated with the TCJA in 2018 would be subject to an earnings test and limited by the Company’s currently authorized regulated return on equity. Under the proposed deferral filing, PGE has recorded a year-to-date net refund to customers of $15 million as of March 31, 2018, which was recorded as a reduction to Revenues, net on the condensed consolidated statements of income and comprehensive income and an increase to Regulatory liabilities on the condensed consolidated balance sheets.

In accordance with tax normalization rules, the benefits of the 2017 deferred tax remeasurement of plant-related deferred taxes will be passed on to customers through future prices over the remaining useful life of the underlying assets for which the deferred income taxes relate. PGE has commenced amortization using the average rate assumption method to account for the refund to customers; however, as customer prices are not anticipated to be adjusted until 2019, such amortization has been deferred in Income tax expense and recorded as a Regulatory liability. As of March 31, 2018, PGE has deferred $3 million in tax normalization refunds.

Carryforwards

Federal tax credit carryforwards as of March 31, 2018 and December 31, 2017 were $53 million and $50 million, respectively. These credits consist of PTCs, which will expire at various dates through 2038. PGE has analyzed the provisions of the TCJA and its effects on the Company’s deferred income tax assets, and PGE believes that it is more likely than not that its deferred income tax assets as of March 31, 2018 will be realized; accordingly, no valuation allowance has been recorded. As of March 31, 2018 and December 31, 2017, PGE had no unrecognized tax benefits.

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

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed. PGE’s forward-looking statements are expressed in good faith and are believed by the Company to have a reasonable basis including, but not limited to, management’s examination of historical operating trends and data contained either in internal records or available from third parties, but there can be no assurance that the expectations, beliefs, or projections contained in such forward-looking statements will be achieved or accomplished.

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

•
the outcome of legal and regulatory proceedings and issues including, but not limited to, the matters described in Note 8, Contingencies, in the Notes to the Condensed Consolidated Financial Statements;

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

•	employee workforce factors, including potential strikes, work stoppages, transitions in senior management, and a significant number of employees approaching retirement;

•	new federal, state, and local laws that could have adverse effects on operating results, including the potential impact of the U.S. Tax Cuts and Jobs Act (TCJA);

•	political and economic conditions;

•natural disasters and other risks, such as earthquake, flood, drought, lightning, wind, and fire;

•	changes in financial or regulatory accounting principles or policies imposed by governing bodies; and

•	acts of war or terrorism.

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of the business environment, results of operations, and financial condition of PGE. This MD&A should be read in conjunction with the Company’s condensed consolidated financial statements contained in this report, as well as the consolidated financial statements and disclosures in its Annual Report on Form 10-K for the year ended December 31, 2017, and other periodic and current reports filed with the SEC.

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

PGE is responding proactively to an evolving landscape of customer expectations, technology changes, and regulatory frameworks by focusing efforts on four strategic initiatives: i) deliver exceptional customer service; ii) invest in a reliable and clean energy future; iii) build a smarter, more resilient grid; and iv) pursue excellence in its work.

Delivering exceptional customer service requires PGE to be responsive to the changing expectations of its growing customer base. PGE’s Integrated Resource Plan (IRP), new customer information system, and planned infrastructure investments are part of a strategy focused on providing power supply, distribution reliability, and customer service that meet these expectations.

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

PGE’s 2016 IRP addressed the Company’s proposal to meet future customer demand and described PGE’s future energy supply strategy and anticipated resource needs over the next 20 years. The areas of focus for the plan, included, among other topics, additional resources needed to meet Oregon’s Renewable Portfolio Standard (RPS) requirements and to replace energy from Boardman, the Company’s coal-fired generating plant located in Eastern Oregon that will cease coal-fired operations at the end of 2020. For further information regarding the 2016 IRP, the update to it, and the resulting renewable Request for Proposal (RFP), see “Integrated Resource Plan” in this Overview section of Item 2.

In February 2018, PGE filed a general rate case for a 2019 test year (2019 GRC). The Company expects the OPUC to authorize new customer prices effective January 1, 2019. For further information, see “General Rate Case” in this Overview section of Item 2.

In October 2017, the Company began active participation in the Western Energy Imbalance Market (EIM). As a market participant, PGE’s generating plants now receive automated dispatch signals from the California Independent System Operator (CAISO) that allows for load balancing with other EIM participants in five-minute intervals, which the Company expects will help integrate more renewable energy into the grid by better matching the variable output of renewable resources. Additionally, the EIM gives PGE access to the least-cost energy available in the region to meet changes in real-time energy demand and short-term variations in customer demand. The Company is actively working with the CAISO and regional partners on targeted market enhancements to the existing EIM design, and is also continuing to participate in dialogue related to the development of a regional day-ahead market that could deliver additional benefits.

The discussion that follows in this MD&A provides additional information related to the Company’s operating activities, legal, regulatory, and environmental matters, results of operations, and liquidity and financing activities.

Integrated Resource Plan—In August 2017, the OPUC acknowledged PGE’s 2016 IRP and action plan items to:

•	meet additional capacity needs;

•	acquire cost-effective energy efficiency;

•	acquire demand response and dispatchable standby generation from customers to help manage peak load conditions and other supply contingencies;

•	submit one or more energy storage proposals in accordance with Oregon House Bill 2193 by January 1, 2018; and

•
perform various research and studies related to flexible capacity and curtailment metrics, customer insights, decarbonization, risks associated with Direct Access, treatment of market capacity, access to resources from Montana, and improvements to load forecasting.

Capacity—As part of the 2016 IRP, the Company put forth a variety of scenarios to meet capacity needs in 2021, including replacement of the output of Boardman, which will cease coal fired generation by the end of 2020. As a result of the public review process, the Company pursued bilateral contract arrangements with capacity providers in the region. Additional contract requests from Qualifying Facilities (QFs) under the Public Utilities Regulatory Policies Act have also reduced the need for the Company to build new generation. PGE has now finalized bilateral power purchase agreements, summarized as follows:

•	200 MW of annual capacity with five-year terms beginning January 1, 2021; and

•	100 MW of seasonal peak capacity during the summer and winter seasons with a term that would begin July 1, 2019 and continue through February 29, 2024.

Renewables—In November 2017, PGE submitted to the OPUC an addendum to the 2016 IRP that included a request for the issuance of an RFP for renewable resources. In December 2017, the OPUC acknowledged the addendum and, as a result, the Company is moving forward with efforts to procure additional renewable resources. The Company submitted a Final Draft RFP for Renewable Resources to the OPUC on March 9, 2018. The RFP process, which seeks a 100 MWa procurement target for the addition of RPS-compliant renewable resources, includes oversight by an independent evaluator and review by the OPUC. PGE intends to submit a benchmark proposal for the Renewable RFP.

PGE has identified a potential benchmark wind resource that could have a nameplate capacity of up to 300 MW that would meet the acknowledged need for renewable resources and qualify for the federal production tax credit. The Company continues to explore this option and, should due diligence be completed and agreements reached, the potential benchmark resource would be submitted into the RFP process and considered along with other renewable resource proposals.

The Company expects the Final RFP to be issued in May 2018, with proposals due in June. A shortlist of proposals would be submitted to the OPUC in October 2018, with PGE issuing notice to proceed, as applicable, by December 31, 2018.

Energy Storage—Pursuant to OPUC acknowledgment of the 2016 IRP, and in accordance with Oregon House Bill 2193 (HB 2193), PGE filed an energy storage proposal in November 2017. The proposal called for 39 MW of storage to be developed over the next several years at various locations across the grid, at a cost of $50 to $100 million. The Company and intervenors are currently in settlement discussions around issues raised in this proposal and, as a result, the Company has revised its cost estimates and now expects capital spending on projects under the proposal would be approximately $50 million.

IRP Update—On March 8, 2018, PGE filed an update to its 2016 IRP with the OPUC. The Company requested that, consistent with the adopted schedule, the OPUC acknowledge the IRP Update at its April 24, 2018 meeting, whic

h it did. As a result, PGE can include the resource and financial parameters in its May 1, 2018 annual avoided cost update filing.

Since 2016, the Company has experienced significant growth in contract requests from QFs. Additionally, PGE continues to see a new trend in which QF contracts are executed only to be packaged and sold to large, sophisticated multi-national developers in an attempt to take advantage of contract rates that are significantly higher than current market rates. PGE will attempt to work with the OPUC and stakeholders to restructure the QF implementation process to align with RPS targets to ensure customers affordable and reliable renewable energy, while continuing to comply with legal requirements.

As part of the IRP Update filing, PGE’s capacity need has been updated to reflect the recently executed bilateral capacity contracts, changes to load forecast, and additional executed QF contracts. PGE expects that the anticipated procurement of resources through the Renewable RFP and energy storage associated with the HB 2193 will contribute to meeting the remaining forecasted need of approximately 112 MW.

General Rate Case—On February 15, 2018, the Company filed with the OPUC a GRC based on a 2019 test year (2019 GRC). After adjusting for the effects the TCJA, the Company’s filing requests an approximate 4.8% overall increase relative to currently approved prices and would result in an $86 million increase in the annual revenue requirement. The filing seeks recovery of costs related to better serving customers and building a smarter, more resilient system and includes the expectation of higher net variable power costs in 2019.

Primary elements include:

•	Installation of a new customer information system to provide better, more secure service;

•	Replacement and upgrades to equipment to ensure system safety and reliability;

•	Equip substations with technology to address potential outages and shorten those that do occur;

•	Strengthen safeguards that protect against cyber attacks and other potential threats; and

•	Add infrastructure to support rapid growth in the region.

The net increase in annual revenue requirement is based upon:

•	A capital structure of 50% debt and 50% equity;

•	A return on equity of 9.50%;

•	A cost of capital of 7.31%; and

•	A rate base of $4.86 billion.

Regulatory review of the 2019 GRC will continue throughout 2018, with a final order targeted to be issued by the OPUC by mid-December 2018. New customer prices are expected to become effective January 1, 2019.

The 2019 GRC filing (OPUC Docket UE 335), as well as copies of direct and reply testimony and exhibits, are available on the OPUC website at www.oregon.gov/puc.

Tax Reform—On December 22, 2017, the TCJA was enacted and signed into law with substantially all of the provisions of the TCJA having an effective date of January 1, 2018. Among other provisions, the TCJA reduced the federal corporate tax rate from 35% to 21%. As a result of the change in corporate tax rate, PGE expects to incur lower income tax expense throughout 2018 than what was estimated in setting customer prices in the Company’s 2018 GRC. PGE has proposed in a filing with the OPUC on December 29, 2017, to track and defer tax savings as a result of the TCJA and work with the OPUC to determine strategies to provide customers the appropriate benefit. This work is ongoing. If approved as requested, any refund to customers of the net benefits associated with the TCJA in 2018 would be subject to an earnings test and limited by the Company’s currently authorized regulated return on equity. Pursuant to the proposed deferral filing and as of March 31, 2018, PGE has recorded a year-to-date net refund to customers of $15 million for net benefits expected in 2018, which was recorded as a reduction to Revenues, net in the condensed consolidated statements of income and comprehensive income. The net impact to earnings of the reduction in revenue is largely offset by reduced income tax expense.

For additional information regarding income taxes, see Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements.

Capital Requirements and Financing—The Company expects 2018 capital expenditures to total $655 million, excluding AFDC. For additional information regarding estimated capital expenditures, see “Capital Requirements” in the Liquidity and Capital Resources section of this Item 2.

PGE plans to fund capital requirements with cash from operations during 2018, which is expected to range from $575 million to $625 million, and the issuance of debt securities of up to $150 million. For additional information, see “Liquidity” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 2.

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

Customers and Demand—The 6.0% decrease in retail energy deliveries for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 resulted from decreases in both residential and commercial categories with the greatest percentage decrease in residential deliveries, which are most sensitive to fluctuations in weather. Deliveries to industrial customers increased modestly; however, more customers chose to receive service under the Direct Access program.

During the first quarter of 2018, heating degree-days, an indication of the extent to which customers are likely to have used electricity for heating, were 19% below the first quarter of 2017. See “Revenues” in the Results of Operations section of this Item 2 for further information on heating degree days.

As a result of the warmer weather during the heating season, residential energy deliveries, which are the most weather sensitive category, were 10.5% lower in the first quarter of 2018 than the first quarter of 2017. Energy deliveries to commercial customers, also somewhat weather sensitive, declined 4.4%. Energy deliveries to industrial customers increased 1.8%, largely due to continued strength in the high tech sector.

On a weather-adjusted basis, total energy deliveries increased 0.5% for the three months ended March 31, 2018. Growth in customer count and increased deliveries to high tech manufacturing customers continues to be somewhat offset by decreased average usage per customer driven by energy efficiency and conservation efforts. The financial effects of such efforts by residential and certain commercial customers are mitigated by the decoupling mechanism. See “Legal, Regulatory and Environmental” in this Overview section of Item 2 for further information on the decoupling mechanism.

The following table, which also includes deliveries to the Company’s Direct Access customers who purchase their energy from Electricity Service Suppliers, presents the average number of retail customers by customer type, and the corresponding energy deliveries, for the periods indicated:

	Three Months Ended March 31,
	2018		2017		% Increase (Decrease) in Energy Deliveries
	Average Number of Customers	Retail Energy Deliveries*	Average Number of Customers	Retail Energy Deliveries*
Residential	768,886	2,133	758,087	2,383	(10.5)%

Commercial (PGE sales only)	106,730	1,597	105,566	1,687	(5.3)%
Direct Access	530	152	415	143	6.3%
Total Commercial	107,260	1,749	105,981	1,830	(4.4)%

Industrial (PGE sales only)	206	680	198	686	(0.9)%
Direct Access	67	345	65	321	7.5%
Total Industrial	273	1,025	263	1,007	1.8%

Total (PGE sales only)	875,822	4,410	863,851	4,756	(7.3)%
Total Direct Access	597	497	480	464	7.1%
Total	876,419	4,907	864,331	5,220	(6.0)%

*	In thousands of MWh.

The Company’s Retail Customer Choice Program caps participation by Direct Access customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy supplied to Direct Access customers. This cap would have limited energy deliveries to these customers to an amount equal to approximately 13% of PGE’s total retail energy deliveries for the first three months of 2018. Energy deliveries to Direct Access customers represented 10% of the Company’s total retail energy deliveries for the full year 2017 and for the first three months of 2018.

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

PGE’s generating plants require varying levels of annual maintenance, during which of the respective plants are unavailable to provide power. As a result, the amount of power generated to meet the Company’s retail load requirement can vary from period to period. Plant availability, which is affected by both planned and unplanned outages, approximated 82% and 95% during the three months ended March 31, 2018 and 2017, respectively, for those plants PGE operates. The decrease in plant availability for 2018 is due to an unplanned outage at the Company’s Boardman coal-fired generating plant. Plant availability of Colstrip Units 3 and 4, of which the Company has a 20% ownership interest, approximated 98% and 89% during the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, the Company’s generating plants provided 70% of its retail load requirement compared with 60% in the three months ended March 31, 2017. The increase in the proportion of power generated to meet the Company’s retail load requirement was largely due to the combination of increased production from the Company’s wind facilities due to more favorable weather conditions and an increase in energy provided from the Company’s natural gas-fired facilities due to lower fuel costs.

Energy expected to be received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects is projected annually in the Annual Power Cost Update Tariff (AUT). Any excess in such hydro generation from that projected in the AUT normally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. For the three months ended March 31, 2018, energy received from these hydro resources decreased by 6% compared to the three months ended March 31, 2017. Energy received from these hydro resources exceeded projected levels included in PGE’s AUT by 11% and 16% for the three months ended March 31, 2018 and 2017, respectively, and provided 20% of the Company’s retail load requirement for the three months ended March 31, 2018 and 2017. Energy from hydro resources is expected to exceed levels projected in the AUT for 2018.

Energy expected to be received from PGE-owned wind generating resources (Biglow Canyon and Tucannon River) is projected annually in the AUT. Any excess in wind generation from that projected in the AUT normally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. For the three months ended March 31, 2018, energy received from these wind generating resources increased 59% compared to the three months ended March 31, 2017, resulting in the Company incurring less replacement costs, as well as generating more Production Tax Credits (PTCs) than what was estimated in customer prices. Energy received from these wind generating resources exceeded projections in PGE’s AUT by 16% for the three months ended March 31, 2018 and fell short of that projected in AUT by 30% for the three months ended March 31, 2017, and provided 10% and 6% of the Company’s retail load requirement during the three months ended March 31, 2018 and 2017, respectively. Energy from wind resources is expected to approximate projected levels included in the AUT for 2018.

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

For the three months ended March 31, 2018, actual NVPC was $11 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2018 is currently estimated to be below the baseline NVPC, but within the deadband range. Accordingly, no estimated collection from, or refund to, customers is expected under the PCAM for 2018.

For the three months ended March 31, 2017, actual NVPC was $2 million below baseline NVPC. For the year ended December 31, 2017, actual NVPC was $15 million above baseline NVPC, which was within the established deadband range. Accordingly, no estimated refund to customers was recorded pursuant to PCAM for 2017.

PGE has contractual access to natural gas storage in Mist, Oregon from which it can draw in the event that natural gas supplies are interrupted or if economic factors require its use. The storage facility is owned and operated by a local natural gas company, NW Natural, and may be utilized to provide fuel to PGE’s Port Westward Unit 1 and Beaver natural gas-fired generating plants and the Port Westward Unit 2 natural gas-fired flexible capacity generating plant. PGE has entered into a long-term agreement with this gas company to expand the current storage facilities, including the construction of a new reservoir, compressor station, and 13-miles of pipeline, which will collectively be designed to provide no-notice storage services to these PGE generating plants. NW Natural estimates construction will be completed during the winter of 2018-2019, at a cost of approximately $132 million. Due to the level of PGE’s involvement during the construction period, the Company is deemed to be the owner of the assets for accounting purposes during the construction period. As a result, PGE has recorded $116 million to construction work-in-progress (CWIP) and a corresponding liability for the same amount to Other noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2018. Upon completion of the facility, PGE will assess whether the assets and liabilities qualify as a successful sale-leaseback transaction in which the asset and liability are removed and accounted for as either a capital or operating lease.

Carty—Pursuant to the final order issued by the OPUC on November 3, 2015 in connection with the Company’s 2016 GRC, the Company was authorized to include in customer prices the capital costs for Carty of up to $514 million, as well as Carty’s operating costs, effective August 1, 2016, following the placement of the plant into service on July 29, 2016. As the final construction cost exceeded the amount authorized by the OPUC, higher interest and depreciation expense than allowed in the Company’s revenue requirement has resulted. This higher cost of service is primarily due to depreciation and amortization on the incremental capital cost, interest expense, and legal expense, all of which totaled $3 million for the three months ended March 31, 2018 and is estimated to be approximately $14 million for the full year 2018.

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

For additional details regarding various legal and regulatory proceedings related to Carty, see Note 8, Contingencies, in the Notes to the Condensed Consolidated Financial Statements.

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

On March 28, 2017, the President of the United States issued an Executive Order that directed various agencies to review existing regulations that “potentially burden” the development of the nation’s energy resources. Among other items, the Executive Order specifically directs the EPA to take several actions relating to the CPP. The EPA is instructed to review the final CPP and the final new source performance standard rules for new and modified power plants under the Clean Air Act and suspend, revise, or rescind the rules, if appropriate. On October 16, 2017, the EPA published a proposed rule in which it outlined the rationale for repealing the CPP. The public comment period for the repeal rule is open until April 26, 2018. Additionally, on December 28, 2017, the EPA published in the Federal Register an Advance Notice of Proposed Rulemaking (ANPR) seeking public comment on specific topics for the EPA to consider in developing any subsequent replacement rule. The public comment period on the ANPR closed February 26, 2018.

The Company cannot predict the impact of the stay, the ultimate outcome of the legal challenges and the regulatory process of the EPA, or whether Oregon will continue to develop an implementation plan in light of recent activities. The Company continues to monitor the developments around the potential new rule.

Oregon Clean Electricity and Coal Transition Plan—The State of Oregon passed Senate Bill (SB) 1547, effective in March 2016, a law referred to as the Oregon Clean Electricity and Coal Transition Plan. The legislation has impacted PGE in several ways, including preventing the Company from including the costs and benefits associated with coal-fired generation in Oregon retail rates after 2030 (subject to an exception that extends this date until 2035 for the Company’s output from the Colstrip facility). As a result, in October 2016, the Company filed a tariff request, and the OPUC approved the request, to incorporate in customer prices, on January 1, 2017, the approximate $6 million annual effect of accelerating recovery of the Colstrip facility from 2042 to 2030, as required under the legislation.

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

The Company recently submitted an application to the OPUC for a proposed green tariff program that would allow business customers to access bundled renewable energy. Through this proposed tariff, the Company seeks to align sustainability goals, cost and risk management, reliable integrated power, and a cleaner energy system. PGE proposes to avoid stranded costs and cost shifting by having subscribers continue on the Company’s cost of service tariff, with the green tariff layered on, and through the use of PPA-backed, competitive, renewable resources. The proposal awaits an OPUC conference to determine a scheduling timeline.

SB 1070—The State of Oregon legislators proposed SB 1070 referred to as the Clean Energy Jobs Bill in an effort to reduce greenhouse gas emissions that contribute to climate change, through a statewide cap and trade program. The proposed legislation did not emerge from the 35-day legislative session that ended in March 2018. The proposal would have set a statewide cap on greenhouse gas emissions that would have reduced over time and would have required approximately 100 companies, including PGE, to have acquired permits for the greenhouse gas emissions they produce. It is not clear whether similar efforts or an initiative petition will ensue. PGE continues to monitor developments around greenhouse gas emissions and any proposed legislation.

Other Regulatory Matters—The following discussion highlights certain regulatory items that have impacted the Company’s revenues, results of operations, or cash flows for the first quarter of 2018 compared to the first quarter of 2017, or have affected retail customer prices, as authorized by the OPUC. In some cases, the Company has deferred the related expenses or benefits as regulatory assets or liabilities, respectively, for later amortization and inclusion in customer prices, pending OPUC review and authorization.

Power Costs—Pursuant to the AUT process, PGE files annually an estimate of power costs for the following year. As approved by the OPUC in December 2017, the 2018 GRC included a final projected reduction in power costs for 2018, and a corresponding reduction in annual revenue requirement, of $40 million from 2017 levels, which is reflected in customer prices effective January 1, 2018.

Under the PCAM for 2017, NVPC was within the limits of the deadband, thus no potential refund or collection was recorded. The OPUC will review the results of the PCAM for 2017 during the latter half of 2018 with a decision expected in the fourth quarter 2018.

Renewable Resource Costs—Pursuant to the RAC, PGE can recover in customer prices prudently incurred costs of renewable resources that are expected to be placed in service in the current year. The Company may submit a filing to the OPUC by April 1st each year, with prices expected to become effective January 1st of the following year. As part of the RAC, the OPUC has authorized the deferral of eligible costs not yet included in customer prices until the January 1st effective date. No significant filings have been submitted under the RAC during 2018 or 2017.

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

Accordingly, a refund of the $9 million recorded in 2015 that resulted from variances between actual weather adjusted use per customer and that projected in the 2015 GRC, was refunded to customers over a one-year period, which began January 1, 2017. The Company recorded an estimated collection of $3 million during the year ended December 31, 2016, as a result of variances from amounts established in the 2016 GRC, with collection expected to occur over a one-year period, which began January 1, 2018. The Company recorded an estimated collection of $13 million during the year ended December 31, 2017, which resulted from variances between actual weather-adjusted use per customer and that projected in the 2016 GRC. Any collection from customers for the 2017 year is expected to occur over a one-year period, which would begin January 1, 2019.

The Company recorded an estimated refund of $1 million during the three months ended March 31, 2018, which resulted from projections established in the 2018 GRC. Any collection from (or refund to) customers for the 2018 year is expected to occur over a one-year period, which would begin January 1, 2020. As part of the 2019 GRC, PGE has proposed certain modifications to the mechanism, which include establishing a balancing account approach to track the ongoing over- or under-collection status of the mechanism.

Storm Restoration Costs—Beginning in 2011, the OPUC authorized the Company to collect $2 million annually from retail customers to cover incremental expenses related to major storm damages, and to defer any amount not utilized in the current year. The 2018 GRC, as approved by the OPUC, increased the annual collection amount to $3 million, beginning in 2018.

During 2015 and 2016, PGE fully utilized the existing reserve balance as a result of restoration costs associated with storm damage occurring during those years. As a result of a series of storm events in the first half of 2017, the Company exhausted the $2 million storm collection authorized for 2017. Consequently, PGE was exposed to the incremental costs related to such major storm events, which totaled $9 million, net of the $2 million amount collected in 2017.

As a result of the additional costs incurred, PGE filed an application with the OPUC requesting authorization to defer incremental storm restoration costs from the date of the application, in the first quarter of 2017, through the end of 2017, net of the $2 million being collected annually under the methodology at that time. The Company is unable to predict how the OPUC will ultimately rule on this application. The Company is unable to state with any certainty at this time whether these incremental costs are probable of recovery and, accordingly, no deferral has been recorded to-date. In the event it becomes probable that some or all of these costs are recoverable, the Company will record a deferral for such amounts at such time.

Portland Harbor Environmental Remediation Account Mechanism—In July 2016, PGE filed an application with the OPUC seeking the deferral of the future environmental remediation costs, as well as seeking authorization to establish a regulatory cost recovery mechanism for such environmental costs. In the first quarter of 2017, the OPUC approved the recovery mechanism, which allows the Company to defer and recover incurred environmental expenditures through a combination of third-party proceeds, such as insurance recoveries, and customer prices, as necessary. The mechanism establishes annual prudency reviews of environmental expenditures and is subject to an annual earnings test.

Deferral of 2018 Net Benefits Associated with the TCJA—On December 29, 2017, PGE filed with the OPUC an application to defer the 2017 and 2018 financial impacts resulting from the new tax law. If the deferral application is approved as requested, any refund of the net benefits associated with tax reform will be subject to an earnings test and limited by the Company’s currently authorized regulated return on equity. For more information regarding the effects of the new tax law on the Company, see the “Tax Reform” in the Overview section of this Item 2.

Critical Accounting Policies

Except for the updates to PGE’s revenue recognition policy for the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the Company’s critical accounting policies have remained consistent as outlined in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018.

Revenue Recognition—PGE formally adopted ASU 2014-09, Revenue from Contracts with Customers effective January 1, 2018; however, the adoption of the new revenue standard did not have a material impact on PGE’s revenue recognition policy as performance obligations are satisfied in a similar recognition pattern. Revenue is recognized under the right to invoice practical expedient for retail customers as they are billed monthly for electricity use based on meter readings taken throughout the month. At the end of each month, PGE estimates the revenue earned from the last meter read date through the last day of the month, which has not yet been billed to customers. Such amount, which is classified as Unbilled revenues in the Company’s consolidated balance sheets, is calculated based on each month’s actual net retail system load, the number of days from the last meter read date through the last day of the month, and current customer prices.

Results of Operations

The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.

PGE defines Gross margin as Total revenues less Purchased power and fuel. Gross margin is considered a non-GAAP measure as it excludes depreciation and amortization and other operation and maintenance expenses. The presentation of Gross margin is intended to supplement an understanding of PGE’s operating performance in relation to changes in customer prices, fuel costs, impacts of weather, customer counts and usage patterns, and impact from regulatory mechanisms such as decoupling. The Company’s definition of Gross margin may be different from similar terms used by other companies and may not be comparable to their measures.

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2018		2017
Revenues, net	$493	100%	$530	100%
Purchased power and fuel	130	26	141	27
Gross margin(1)	363	74	389	73
Other operating expenses:
Generation, transmission and distribution	69	14	81	15
Administrative and other	69	14	67	13
Depreciation and amortization	92	19	84	16
Taxes other than income taxes	33	7	33	6
Total other operating expenses	263	54	265	50
Income from operations	100	20	124	23
Interest expense(2)	31	6	30	6
Other income:
Allowance for equity funds used during construction	4	1	2	1
Miscellaneous income (expense), net	(1)	—	—	—
Other income, net	3	1	2	1
Income before income tax expense	72	15	96	18
Income tax expense	8	2	23	4
Net income	$64	13%	$73	14%

(1) Gross margin agrees to Total revenues less Purchased power and fuel as reported on PGE’s Condensed Consolidated Statements of Income and Comprehensive Income.
(2) Net of an allowance for borrowed funds used during construction of $2 million and $1 million for the three months ended March 31, 2018 and 2017, respectively.

Net income was $64 million, or $0.72 per diluted share, for the three months ended March 31, 2018, compared with $73 million, or $0.82 per diluted share, for the three months ended March 31, 2017. Temperature contrasts contributed to lower energy demand in the first quarter of 2018 than 2017 and caused Gross margin to decline as customers used less energy in the warmer 2018 heating season compared with the colder than average 2017 period. The Company recorded a small estimated refund under the Decoupling mechanism in the first quarter of 2018 compared with a $7 million estimated collection in the first quarter of 2017. Although income tax expense reflects a significant reduction in 2018, driven by the TCJA, the reduction in expense is offset by a corresponding reduction in revenues, as the benefit is expected to be returned to customers in the future, thus having little net income impact. The increase in Depreciation expense was expected, and offset in revenues, so also has little effect on net income. The absence of major storm restoration costs in the first three months of 2018, in contrast to 2017, along with the timing of, and overall lower, maintenance expenses at the generation facilities led to reduced operating expenses.

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Revenues, energy deliveries (presented in MWh), and the average number of retail customers consist of the following for the periods presented:

	Three Months Ended March 31,
	2018		2017
Revenues (dollars in millions):
Retail:
Residential	$268	54%	$288	54%
Commercial	151	31	157	30
Industrial	44	9	44	8
Direct Access	10	2	9	2
Subtotal	473	96	498	94
Alternative revenue programs, net of amortization	(2)	—	—	—
Other accrued (deferred) revenues, net	(17)	(4)	8	2
Total retail revenues	454	92	506	96
Wholesale revenues	28	6	13	2
Other operating revenues	11	2	11	2
Total revenues	$493	100%	$530	100%
Energy deliveries (MWh in thousands):
Retail:
Residential	2,133	37%	2,383	42%
Commercial	1,597	27	1,687	30
Industrial	680	12	686	12
Subtotal	4,410	76	4,756	84
Direct access:
Commercial	152	3	143	2
Industrial	345	6	321	6
Subtotal	497	9	464	8
Total retail energy deliveries	4,907	85	5,220	92
Wholesale energy deliveries	874	15	439	8
Total energy deliveries	5,781	100%	5,659	100%
Average number of retail customers:
Residential	768,886	88%	758,087	88%
Commercial	106,730	12	105,566	12
Industrial	206	—	198	—
Direct access	597	—	480	—
Total	876,419	100%	864,331	100%

Total revenues for the three months ended March 31, 2018 decreased $37 million, or 7%, compared to the three months ended March 31, 2017, consisting primarily of a $52 million decrease in Total retail revenues, partially offset by a $15 million increase in Wholesale revenues.

The change in Retail revenues consisted of the following contributing factors:

•
A $30 million decrease resulted from a 6% decrease in retail energy deliveries due largely to the effects of weather on electricity demand, which is reflected predominantly in the Residential revenue line in the table above. Considerably warmer temperatures in the first quarter of 2018 than experienced in 2017, which was colder than average, drove deliveries lower in 2018 than in 2017;

•
A $15 million net decrease to reflect the deferral of revenues for estimated refund to customers as a result of the TCJA, which is reflected in the Other accrued (deferred) revenues, net line in the table above. This reduction in revenues is offset with lower income tax expense, resulting in no overall net income impact. See Tax Reform in the Overview section of this Item 2 for further information; and

•	An $8 million decrease resulting from the Decoupling mechanism as an estimated $1 million refund was recorded in 2018, as opposed to an estimated $7 million collection in 2017.

Total heating degree-days for the three months ended March 31, 2018 were 19% below those for the three months ended March 31, 2017 and 3% below average.

The following table indicates the number of heating degree-days for the three months ended March 31, 2018 and 2017, along with 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days
	2018	2017	Avg.
January	595	969	723
February	625	672	575
March	546	530	515
Totals	1,766	2,171	1,813
(Decrease)/increase from the 15-year average	(3)%	20%

Wholesale revenues for the three months ended March 31, 2018 increased $15 million, or 115%, from the three months ended March 31, 2017, with the increase comprised of $13 million related to a 99% increase in wholesale sales volumes and $1 million related to an 8% increase in average wholesale sales prices. Due to lower than expected retail customer demand and depressed natural gas prices in the first three months of 2018, the Company economically generated and sold more power into the Wholesale market than in the comparable period of 2017.

Purchased power and fuel expense decreased $11 million, or 8%, for the three months ended March 31, 2018 compared with the three months ended March 31, 2017, and consisted of $11 million related to a 9% decrease in the average variable power cost per MWh, and an immaterial change due to 2% increase in total system load.

The decrease in the average variable power cost to $22.96 per MWh in the three months ended March 31, 2018 from $25.20 per MWh in the three months ended March 31, 2017, was driven primarily by a larger portion of total system load provided by the Company’s natural gas-fired generating facilities, which experienced a 27% reduction in the average variable power cost per MWh due to lower natural gas costs, and a 59% increase in energy delivered from the Company’s wind generating resources. This was partially offset by a 5% increase in the average variable power cost of purchased power.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows for the periods presented:

	Three Months Ended March 31,
	2018		2017
Sources of energy (MWh in thousands):
Generation:
Thermal:
Natural gas	1,863	33%	1,303	24%
Coal	545	10	911	16
Total thermal	2,408	43	2,214	40
Hydro	472	8	548	10
Wind	475	8	299	5
Total generation	3,355	59	3,061	55
Purchased power:
Term	1,747	31	1,982	35
Hydro	506	9	497	9
Wind	58	1	39	1
Total purchased power	2,311	41	2,518	45
Total system load	5,666	100%	5,579	100%
Less: wholesale sales	(874)		(439)
Retail load requirement	4,792		5,140

Energy received from PGE-owned wind generating resources increased 59% in the three months ended March 31, 2018 compared with the same period of 2017 as a result of more favorable wind conditions. Energy received from these wind generating resources represented 10% and 6% of the Company’s retail load requirements for the three months ended March 31, 2018 and 2017, respectively. Due to slightly less favorable hydroelectric conditions, energy received from hydro resources during the three months ended March 31, 2018, from both PGE-owned generating plants and purchased from mid-Columbia projects, decreased 6% compared with the same period of 2017, and represented 20% of the Company’s retail load requirement for the three months ended March 31, 2018 and 2017.

The following table presents the forecast April-to-September 2018 runoff (issued April 19, 2018), along with actual 2017, at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2018 Forecast	2017 Actual
Columbia River at The Dalles, Oregon	119%	98%
Mid-Columbia River at Grand Coulee, Washington	123	98
Clackamas River at Estacada, Oregon	99	97
Deschutes River at Moody, Oregon	96	98

* Volumetric water supply forecasts and historical 30-year averages (as measured over the period from 1981 through 2010) for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three months ended March 31, 2018 decreased $26 million when compared with the three months ended March 31, 2017. The decrease in purchased power and fuel was driven by a 9% decrease in the average variable power cost per MWh, partially offset by a 2% increase in total system load. The overall decrease in Actual NVPC was also driven by a 115% increase in wholesale revenues. The change in wholesale revenues was due mostly to an 8% increase in wholesale sales price and a 99% increase in sales volume. For the three months ended March 31, 2018 and 2017, actual NVPC was $11 million and $2 million below baseline NVPC, respectively.

Generation, transmission and distribution expense decreased $12 million, or 15%, in the three months ended March 31, 2018 compared with the three months ended March 31, 2017 primarily due to $8 million lower overall storm and service restoration costs, and $4 million lower maintenance and overhaul expense.

Administrative and other expense increased $2 million, or 3%, in the three months ended March 31, 2018 compared with the three months ended March 31, 2017. The increase was primarily due to higher legal costs and other expenses.

Depreciation and amortization expense increased $8 million in the three months ended March 31, 2018 compared with the three months ended March 31, 2017. The increase was primarily driven by a $5 million amortization credit in 2017 related to the Trojan spent fuel refund to customers, which was also reflected in reduced revenues, and $3 million increased plant depreciation and software amortization.

Interest expense, net increased $1 million, or 3%, in the three months ended March 31, 2018 compared with the three months ended March 31, 2017, primarily due to $2 million higher expense resulting from a 3% increase in the average balance of outstanding debt, offset by a $1 million higher allowance for borrowed funds used during construction.

Income tax expense was $8 million in the three months ended March 31, 2018 compared with $23 million in the three months ended March 31, 2017, with effective tax rates of 11.1% and 24.0%, respectively. The decrease in income tax expense was driven by lower pre-tax income taxed at a lower federal corporate tax rate pursuant to the TCJA.

Liquidity and Capital Resources

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2018 through 2022 (in millions, excluding AFDC):

	2018		2019	2020	2021	2022
Ongoing capital expenditures (1)	$627		$444	$451	$440	$450
Customer information system (2)	28		—	—	—	—
Total capital expenditures	$655	(3)	$444	$451	$440	$450
Long-term debt maturities	$—		$300	$—	$160	$—

(1)	Consists primarily of upgrades to, and replacement of, generation, transmission, and distribution infrastructure, as well as new customer connections.

(2)	As of December 31, 2017, total capital expenditures for the Customer information system were $114 million, excluding AFDC.

(3)	Includes preliminary engineering and removal costs, which are included in other net operating activities in the condensed consolidated statements of cash flows.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents, beginning of period	$39	$6
Net cash provided by (used in):
Operating activities	194	170
Investing activities	(130)	(113)
Financing activities	(33)	(32)
Increase in cash and cash equivalents	31	25
Cash and cash equivalents, end of period	$70	$31

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, with adjustments for certain non-cash items, such as depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. Net cash flows from operating activities for the three months ended March 31, 2018 increased $24 million when compared with the three months ended March 31, 2017. Included in the change were a number of somewhat offsetting components as follows:

•	A $16 increase as a result of a decrease in Accounts receivables and unbilled revenues as a result of lower revenues than in the same period in 2017;

•
A $12 million net increase from the combination of changes in Net income adjusted for non-cash income and expenses including: the Decoupling mechanism deferrals, net of amortization; Deferred income taxes; Deferral of net benefits due to Tax Reform; Depreciation and amortization expense; and Other non-cash income and expenses;

•	A $6 million increase as a result of changes in Margin deposit positions; and

•	An $8 million increase resulting from Other working capital items, net; partially offset by

•	A $7 million decrease from Accounts payable and accrued liabilities;

•	A $7 million decrease due to changes in inventory levels; and

•	A $2 million decrease from Other, net items.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. PGE estimates that such charges in 2018 will range from $365 million to $385 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $575 million to $625 million.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s generation facilities and transmission and distribution systems. Net cash used in investing activities for the three months ended March 31, 2018 increased $17 million when compared with the three months ended March 31, 2017, largely due to the increase level of cash outflow for the customer information system implementation and other ongoing capital expenditures.

The Company plans to make capital expenditures of $655 million, excluding AFDC, in 2018, which it expects to fund with cash to be generated from operations during 2018, as discussed above, as well as with proceeds received from the issuances of debt securities. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the three months ended March 31, 2018, a net use of cash resulted from financing activities primarily for the payment of dividends of $30 million. During the three months ended March 31, 2017, net cash provided by financing activities consisted primarily of the payment of dividends of $28 million.

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

Common stock dividends declared during 2018 consist of the following:

			Dividends
			Declared Per
Declaration Date	Record Date	Payment Date	Common Share
February 14, 2018	March 26, 2018	April 16, 2018	$0.34
April 25, 2018	June 25, 2018	July 16, 2018	0.3625

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

For 2018, PGE expects to fund estimated capital requirements with cash from operations, which is expected to range from $575 million to $625 million, issuances of debt securities of up to $150 million, and the issuance of commercial paper, as needed. The actual timing and amount of any such issuances of debt and commercial paper will be dependent upon the timing and amount of capital expenditures.

Short-term Debt. PGE has approval from the FERC to issue short-term debt up to a total of $900 million through February 6, 2020.

As of March 31, 2018, PGE had a $500 million revolving credit facility scheduled to expire in November 2021. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility.

Under the revolving credit facility, as of March 31, 2018, PGE had no borrowings outstanding, and no commercial paper or letters of credit issued. As a result, the aggregate, unused available credit capacity under the revolving credit facility was $500 million.

In addition, PGE has four letter of credit facilities under which the Company can request letters of credit for original terms not to exceed one year. These facilities provide for a total capacity of $220 million. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $71 million were outstanding as of March 31, 2018.

Long-term Debt. As of March 31, 2018, total long-term debt outstanding, net of $10 million of unamortized debt expense, was $2,426 million, with no scheduled maturities classified as current. During the three months ended March 31, 2018, PGE did not enter into any long-term debt transactions.

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including any current debt maturities) of approximately 50%, over time. Achievement of this objective helps the Company maintain investment grade credit ratings and facilitates access to long-term capital at favorable interest rates. The Company’s common equity ratio was 49.7% and 49.4% as of March 31, 2018 and December 31, 2017, respectively.

Credit Ratings and Debt Covenants

PGE’s secured and unsecured debt is rated investment grade by Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P), with current credit ratings and outlook as follows:

	Moody’s	S&P
First Mortgage Bonds	A1	A-
Issuer rating	A3	BBB
Commercial paper	P-2	A-2
Outlook	Stable	Positive

Should Moody’s or S&P reduce their credit rating on PGE’s unsecured debt below investment grade, the Company could be subject to requests by certain of its wholesale, commodity, and transmission counterparties to post additional performance assurance collateral in connection with its price risk management activities. The performance assurance collateral can be in the form of cash deposits or letters of credit, depending on the terms of the underlying agreements, are based on the contract terms and commodity prices, and can vary from period to period. Cash deposits provided as collateral are classified as Margin deposits, which is included in Other current assets on PGE’s condensed consolidated balance sheets, while any letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

As of March 31, 2018, PGE had posted $52 million of collateral with these counterparties, consisting of $17 million in cash and $35 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of March 31, 2018, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade was $68 million, and decreases to $17 million by December 31, 2018 and to $6 million by December 31, 2019. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade was $170 million at March 31, 2018, and decreases to $103 million by December 31, 2018 and to $71 million by December 31, 2019.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facility would increase.

The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on March 31, 2018, under the most restrictive issuance test in the Indenture, the Company could have issued up to $1.1 billion of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of March 31, 2018, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 51.4%.

Off-Balance Sheet Arrangements

PGE has no off-balance sheet arrangements, other than outstanding letters of credit from time to time, that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

PGE’s contractual obligations for 2018 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018. For such obligations, there have been no material changes outside the ordinary course of business, as of March 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

PGE is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, foreign currency exchange rates, and interest rates, as well as credit risk. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in PGE’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements,” for information regarding legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to PGE’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018.

Item 5.	Other Information.

PGE held its 2018 annual meeting of shareholders on April 25, 2018 in Portland, Oregon. The following proposals were voted on at the meeting by the Company’s shareholders:

1.	The election of directors;

2.	The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2018;

3.	An advisory, non-binding vote to approve the compensation of the Company’s named executive officers; and

4.	The approval of the Portland General Electric Company Stock Incentive Plan, as amended and restated.

There were 89,207,820 shares of common stock issued and outstanding as of March 1, 2018, the record date for the meeting, with 82,222,632 shares represented at the annual meeting.

Each of the director nominees listed below was elected and the voting results were as follows:

Nominee	For	Against	Abstain	Broker Non-votes
John W. Ballantine	75,226,380	1,532,689	63,194	5,400,369
Rodney L. Brown, Jr.	76,173,354	589,648	59,261	5,400,369
Jack E. Davis	76,523,907	238,262	60,094	5,400,369
David A. Dietzler	76,155,845	606,716	59,702	5,400,369
Kirby A. Dyess	76,629,851	133,070	59,342	5,400,369
Mark B. Ganz	75,942,817	815,378	64,068	5,400,369
Kathryn J. Jackson	76,675,281	89,797	57,185	5,400,369
Neil J. Nelson	76,180,510	576,607	65,146	5,400,369
M. Lee Pelton	76,291,923	474,543	55,797	5,400,369
Maria M. Pope	74,869,678	1,905,285	47,300	5,400,369
Charles W. Shivery	76,658,933	103,488	59,842	5,400,369

Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2018. There were 81,407,670 votes cast for the proposal, 700,945 votes cast against the proposal, and 114,017 abstentions.

Shareholders approved the compensation of the Company’s named executive officers. There were 74,343,041votes cast for the proposal, 2,294,301 votes cast against the proposal, 184,921 abstentions, and 5,400,369 broker non-votes.

Shareholders approved the Portland General Electric Company Stock Incentive Plan, as amended and restated. There were 72,763,535 votes cast for the proposal, 3,921,860 votes cast against the proposal, 136,868 abstentions, and 5,400,369 broker non-votes.

The purpose of the Stock Incentive Plan is to attract, retain and motivate highly competent persons as officers, directors and key employees of the Company by providing them with incentives through the grant of restricted stock units, restricted stock awards, incentive stock options, nonstatutory stock options, stock appreciation rights and cash equivalents, all under the terms and conditions set forth in the Stock Incentive Plan. As a result of shareholder approval, the term of the Stock Incentive Plan has been extended to March 31, 2024, awards granted after the Stock Incentive Plan’s original expiration date on March 31, 2016 may now be settled in shares, and awards may be made in the form of incentive stock options (though the Company has not previously granted stock options and does not presently intend to do so). A summary of the material terms of the Stock Incentive Plan as amended and restated and approved by shareholders is incorporated herein by reference from pages 24-29 of the Company’s proxy statement for the 2018 annual meeting of shareholders, as filed with the SEC on March 14, 2018, as modified by the additional proxy statement materials (Amendment No. 1 to Schedule 14A) filed with the SEC on March 20, 2018. The summary of the Stock Incentive Plan set forth in such proxy statement materials is not intended to be complete and is qualified in its entirety by reference to the Stock Incentive Plan as amended and restated, which is attached as Exhibit 10.1 to this Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).
3.2	Tenth Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 9, 2014).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
10.1	Portland General Electric Company Stock Incentive Plan, As Amended and Restated Effective February 13, 2018.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	April 26, 2018	By:	/s/ James F. Lobdell
James F. Lobdell
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)