Form 10-Q
period 2018-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2018-10-26
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Number of shares of common stock outstanding as of October 16, 2018 is 89,244,659 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

DEFINITIONS

The following abbreviations and acronyms are used throughout this document:

Abbreviation or Acronym	Definition
AFDC	Allowance for funds used during construction
AUT	Annual Power Cost Update Tariff
Boardman	Boardman coal-fired generating plant
Carty	Carty natural gas-fired generating plant
Colstrip	Colstrip Units 3 and 4 coal-fired generating plant
CWIP	Construction work-in-progress
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FMBs	First Mortgage Bonds
GAAP	Accounting principles generally accepted in the United States of America
GRC	General Rate Case
IRP	Integrated Resource Plan
Moody’s	Moody’s Investors Service
MW	Megawatts
MWa	Average megawatts
MWh	Megawatt hours
NVPC	Net Variable Power Costs
OPUC	Public Utility Commission of Oregon
PCAM	Power Cost Adjustment Mechanism
RPS	Renewable Portfolio Standard
S&P	S&P Global Ratings
SEC	United States Securities and Exchange Commission
TCJA	United States Tax Cuts and Jobs Act of 2017
Trojan	Trojan nuclear power plant

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Revenues, net	$525	$515	$1,469	$1,494
Alternative revenue programs, net of amortization	—	—	(2)	—
Total revenues	525	515	1,467	1,494
Operating expenses:
Purchased power and fuel	186	184	420	443
Generation, transmission and distribution	72	73	212	235
Administrative and other	49	63	188	194
Depreciation and amortization	96	87	281	257
Taxes other than income taxes	31	30	95	94
Total operating expenses	434	437	1,196	1,223
Income from operations	91	78	271	271
Interest expense, net	31	30	93	90
Other income:
Allowance for equity funds used during construction	2	4	8	9
Miscellaneous income (expense), net	—	1	—	1
Other income, net	2	5	8	10
Income before income tax expense	62	53	186	191
Income tax expense	9	13	23	46
Net income and Comprehensive income	$53	$40	$163	$145

Weighted-average common shares outstanding—basic and diluted (in thousands)	89,239	89,065	89,205	89,044

Earnings per share—basic and diluted	$0.59	$0.44	$1.82	$1.62

Dividends declared per common share	$0.3625	$0.3400	$1.0650	$1.0000

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$200	$39
Accounts receivable, net	189	168
Unbilled revenues	73	106
Inventories	76	78
Regulatory assets—current	42	62
Other current assets	51	73
Total current assets	631	526
Electric utility plant, net	6,782	6,741
Regulatory assets—noncurrent	426	438
Nuclear decommissioning trust	42	42
Non-qualified benefit plan trust	39	37
Other noncurrent assets	55	54
Total assets	$7,975	$7,838

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	September 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$110	$132
Liabilities from price risk management activities—current	42	59
Current portion of long-term debt	300	—
Accrued expenses and other current liabilities	251	241
Total current liabilities	703	432
Long-term debt, net of current portion	2,127	2,426
Regulatory liabilities—noncurrent	1,379	1,288
Deferred income taxes	372	376
Unfunded status of pension and postretirement plans	283	284
Liabilities from price risk management activities—noncurrent	124	151
Asset retirement obligations	196	167
Non-qualified benefit plan liabilities	106	106
Other noncurrent liabilities	199	192
Total liabilities	5,489	5,422
Commitments and contingencies (see notes)
Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, no par value, 160,000,000 shares authorized; 89,244,659 and 89,114,265 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,209	1,207
Accumulated other comprehensive loss	(8)	(8)
Retained earnings	1,285	1,217
Total equity	2,486	2,416
Total liabilities and equity	$7,975	$7,838

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$163	$145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281	257
Deferred income taxes	2	35
Pension and other postretirement benefits	19	19
Allowance for equity funds used during construction	(8)	(9)
Decoupling mechanism deferrals, net of amortization	2	(15)
Deferral of net benefits due to Tax Reform	37	—
Other non-cash income and expenses, net	8	18
Changes in working capital:
Decrease in accounts receivable and unbilled revenues	12	40
Decrease in inventories	2	12
Decrease in margin deposits, net	6	4
Increase in accounts payable and accrued liabilities	17	14
Other working capital items, net	19	20
Other, net	(24)	(21)
Net cash provided by operating activities	536	519
Cash flows from investing activities:
Capital expenditures	(401)	(369)
Sales of Nuclear decommissioning trust securities	11	14
Purchases of Nuclear decommissioning trust securities	(9)	(12)
Proceeds from Carty settlement	120	—
Other, net	1	(2)
Net cash used in investing activities	(278)	(369)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	75
Payments on long-term debt	—	(50)
Dividends paid	(93)	(87)
Other	(4)	(5)
Net cash used in financing activities	(97)	(67)
Increase in cash and cash equivalents	161	83
Cash and cash equivalents, beginning of period	39	6
Cash and cash equivalents, end of period	$200	$89

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$72	$68
Cash paid for income taxes	20	16
Non-cash investing and financing activities:
Assets obtained under leasing arrangements	18	73

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to obtain reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. The Company’s corporate headquarters is located in Portland, Oregon and its approximately four thousand square mile, state-approved service area allocation, located entirely within the State of Oregon, encompasses 51 incorporated cities, of which Portland and Salem are the largest. As of September 30, 2018, PGE served approximately 885 thousand retail customers with a service area population of approximately 1.9 million, comprising approximately 46% of the state’s population.

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

The financial information included herein for the three and nine months ended September 30, 2018 and 2017 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. The financial information as of December 31, 2017 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 16, 2018, which should be read in conjunction with such condensed consolidated financial statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three and nine months ended September 30, 2018 and 2017.

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

Quantitative and qualitative disclosures will also be required surrounding significant judgments made by management. As issued, ASU 2016-02 requires transition under a modified retrospective basis as of the beginning of the earliest comparative period presented; however in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which amends ASU 2016-02 to provide entities an optional transition practical expedient that allows companies to adopt the new standard with a cumulative effect adjustment as of the beginning of the year of adoption with prior year comparative financial information and disclosures remaining as previously reported. PGE plans to elect this practical expedient. The provisions of both pronouncements are effective for calendar year-end, public entities on January 1, 2019. Early adoption is permitted, but the Company does not plan to early adopt. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. PGE plans to elect this practical expedient. The Company is monitoring utility industry implementation issues that may change existing and future lease classification in areas such as purchase power agreements, pipeline laterals, utility pole attachments, and other utility industry-related arrangements. In conjunction with monitoring industry issues that may impact lease classification, the Company is in the process of evaluating whether it will elect to adopt certain, optional practical expedients included within the standard. Decisions surrounding the election of practical expedients may impact the Company’s lease population that is ultimately recorded. As a result, PGE has not yet quantified the estimated financial statement impact, but overall, the Company does expect an increase in the recognition of right-of-use assets and lease liabilities on the Company’s consolidated balance sheet.

In February 2018, the FASB issued ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the United States Tax Cuts and Jobs Act of 2017 (TCJA). The amendments only relate to the reclassification of the income tax effects of the TCJA, and therefore the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. For calendar year-end entities, the update will be effective for annual periods beginning January 1, 2019, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period. PGE has determined that ASU 2018-02 will not have a material impact on its financial position and does not plan to early adopt the standard.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 amends Topic 820 to add, remove, and clarify disclosure requirements related to fair value measurement disclosure. For calendar year-end entities, the update will be effective for annual periods beginning January 1, 2020, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period. As the standard relates only to disclosures, PGE does not expect the adoption to have a material impact on the consolidated financial statements and is still evaluating if it will early adopt.

In August 2018, the FASB issued ASU 2018-14 Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 amends Topic 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. For calendar year-end entities, the update will be effective for annual periods beginning on January 1, 2021, early adoption is permitted. As the standard relates only to disclosures, PGE does not expect the adoption to have a material impact on the consolidated financial statements and is still evaluating whether it will early adopt.

Recently Adopted Accounting Pronouncements

On January 1, 2018, PGE adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which created Topic 606 and superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The Company applied the modified retrospective transition method to its revenue contracts not yet completed as of January 1, 2018. As a result, amounts previously recorded prior to January 1, 2018 have not been retrospectively restated and are reported in accordance with historical accounting under Topic 605, while revenues for the three and nine months ended September 30, 2018 have been presented under Topic 606.

PGE’s transition to the new revenue standard did not result in a material adjustment to opening retained earnings and the Company expects the adoption of the new standard to have an immaterial impact to its results of operations on an ongoing basis. In accordance with the new provisions of Topic 606, PGE has included enhanced quantitative and qualitative disclosures, such as disaggregated revenues by customer class. Adoption of the new standard also resulted in a change to PGE’s presentation and classification of its alternative revenue programs, which are predominately comprised of the decoupling mechanism and renewable adjustment clause (RAC). Pursuant to the new standard, such revenues should be presented separately from revenues from contracts with customers as these amounts represent a contract with the regulator and not with customers. As a result, $2 million, net of amortization, primarily related to PGE’s decoupling mechanism, has been classified as Alternative revenue programs, net of amortization in the condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2018. There was no material alternative revenue programs activity for the three-month period ended September 30, 2018. If PGE had not applied the new provisions of Topic 606, then PGE would have reported Revenues, net of $525 million and $1,467 million under Topic 605 for the three and nine months ended September 30, 2018, respectively, with the difference attributable to the presentation and classification of alternative revenue programs. For further information regarding changes to the Company’s revenue recognition accounting policies, see Note 2, Revenue Recognition.

On January 1, 2018, PGE adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). On a prospective basis, only the service cost component of net periodic pension and postretirement benefit costs is eligible for capitalization to Electric utility plant, net. However, for ratemaking purposes the Company will continue to be allowed to recover its non-service costs related to capital projects as a component of rate base. Instead of recording such amounts to Electric utility plant, net, the Company will record a Regulatory asset on the condensed

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

consolidated balance sheet that will be amortized in a systematic and rational manner. As of the nine months ended September 30, 2018, the Company has recorded $2 million of the non-service costs component of net periodic pension and postretirement benefit costs as a Regulatory asset and estimates this amount will be $3 million for the twelve months ending December 31, 2018. The amount recorded for the three months ended September 30, 2018 was immaterial. The new pronouncement also requires, on a retrospective basis, that the non-service cost component of net periodic pension and postretirement benefit costs attributable to expense be presented separately from the service cost component and outside the subtotal of income from operations on the condensed consolidated statements of income and comprehensive income. As of the three and nine months ended September 30, 2018, the portion of non-service costs attributable to expense is $1 million and $4 million, respectively, classified as Miscellaneous income (expense), net within Other income on the Company’s condensed consolidated statements of income and comprehensive income. To conform to the 2018 presentation, PGE has retrospectively reclassified $1 million and $3 million, respectively, of the non-service costs component for the three and nine months ended September 30, 2017 from Administrative and other within Operating expenses to Miscellaneous income (expense), net within Other income. The implementation of ASU 2017-07 has had an immaterial impact on PGE’s consolidated financial position and consolidated results of operations.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to simplify the application of hedge accounting and provide increased transparency as to the scope and results of hedging programs. For calendar year-end entities, the update will be effective for annual periods beginning January 1, 2019, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period. PGE has determined that ASU 2017-12 will not have a material impact on its financial position, and early adopted the standard in April 2018. The current impact of this adoption is immaterial to PGE’s consolidated financial statements as the majority of PGE’s price risk management derivatives are related to electric and natural gas commodity price economic hedges that are deferred for rate-making purposes. However, PGE periodically enters into interest rate swaps that are designated as cash flow hedges to hedge portions of consolidated interest rate risk associated with anticipated issues of fixed-rate, long-term debt securities. In the event PGE elects to apply hedge accounting to these transactions, PGE will apply the new provisions of this ASU and its related disclosures.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Alternative Revenue Programs

Revenues related to PGE’s decoupling mechanism and RAC are considered earned under alternative revenue programs, in accordance with the new revenue standard. Such revenues are presented separately from revenues from contracts with customers and classified as Alternative revenue programs, net of amortization on the condensed consolidated statements of income and comprehensive income, as these amounts represent a contract with the regulator and not with customers. The activity within this line item is comprised of current period deferral adjustments, which can either be a collection from or a refund to customers, and is net of any related amortization. When amounts related to alternative revenue programs are ultimately included in prices and customer bills, the amounts are included within Revenues, net, with an equal and offsetting amount of amortization recorded on the Alternative revenue programs, net of amortization line item.

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Retail:
Residential	$224	$699
Commercial	171	484
Industrial	55	138
Direct access customers	9	32
Subtotal	459	1,353
Alternative revenue programs, net of amortization	—	(2)
Other accrued (deferred) revenues, net(1)	(11)	(38)
Total retail revenues	448	1,313
Wholesale revenues(2)	67	119
Other operating revenues	10	35
Total revenues	$525	$1,467

(1) Includes a regulatory liability deferral of $11 million and $36 million for the three and nine months ended September 30, 2018, respectively, related to the deferral of the 2018 net tax benefits due to the change in corporate tax rate under the TCJA. For further information, see Note 10, Income Taxes.
(2) Wholesale revenues include $29 million and $35 million related to electricity commodity contract derivative settlements for the three and nine months ended September 30, 2018, respectively. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers pursuant to Topic 606. For further information, see Note 5, Risk Management.

Retail Revenues

The Company’s primary revenue source is generated through the sale of electricity to customers based on regulated tariff-based prices. Retail customers are classified as residential, commercial, or industrial. Residential customers include single family housing, multiple family housing (such as apartments, duplexes, and town homes), manufactured homes, and small farms. Residential demand is sensitive to the effects of weather, with demand highest during the winter heating season and summer cooling season. Commercial customers consist of non-residential customers who accept energy deliveries at voltages equivalent to those delivered to residential customers. Commercial customers include most businesses, small industrial companies, and public street and

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

highway lighting accounts. Industrial customers consist of non-residential customers who accept delivery at higher voltages than commercial customers. Demand from industrial customers is primarily driven by economic conditions, with weather having little impact on energy use by this customer class.
In accordance with state regulations, PGE’s retail customer prices are based on the Company’s cost of service and are determined through general rate case proceedings and various tariff filings with the OPUC. Additionally, the Company offers pricing options that include a daily market price option, various time-of-use options, and several renewable energy options for residential and small commercial customers.
Retail revenue is billed based on monthly meter readings taken at various cycle dates throughout the month. At the end of each month, PGE estimates the revenue earned from energy deliveries that has not yet been billed to customers. This amount, which is classified as Unbilled revenues in the Company’s condensed consolidated balance sheets, is calculated based on actual net retail system load each month, the number of days from the last meter read date through the last day of the month, and current customer prices.
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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

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

Other Current Assets

Other current assets consist of the following (in millions):

	September 30, 2018	December 31, 2017
Prepaid expenses	$31	$50
Assets from price risk management activities	5	6
Margin deposits	5	11
Other	10	6
Other current assets	$51	$73

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	September 30, 2018	December 31, 2017
Electric utility plant	$10,218	$9,914
Construction work-in-progress	340	391
Total cost	10,558	10,305
Less: accumulated depreciation and amortization	(3,776)	(3,564)
Electric utility plant, net	$6,782	$6,741

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $333 million and $296 million as of September 30, 2018 and December 31, 2017, respectively. Amortization expense related to intangible assets was $16 million and $43 million for the three and nine months ended September 30, 2018, respectively, and $11 million and $34 million for the three and nine months ended

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

September 30, 2017, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	September 30, 2018			December 31, 2017
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$37		$123	$53		$151
Pension and other postretirement plans	—		205	—		218
Debt issuance costs	—		17	—		19
Trojan decommissioning activities	—		26	—		—
Other	5		55	9		50
Total regulatory assets	$42		$426	$62		$438
Regulatory liabilities:
Asset retirement removal costs	$—		$964	$—		$933
Deferred income taxes	—		271	—		277
Trojan decommissioning activities	1		—	3		—
Asset retirement obligations	—		53	—		52
Tax Reform Deferral(1)	—		37	—		—
Other	17		54	28		26
Total regulatory liabilities	$18	(2)	$1,379	$31	(2)	$1,288

(1) Related to the deferral of the 2018 net tax benefits due to the change in corporate tax rate under TCJA, including interest.
(2) Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2018	December 31, 2017
Accrued employee compensation and benefits	$52	$60
Accrued taxes payable	43	31
Accrued interest payable	43	27
Accrued dividends payable	33	31
Regulatory liabilities—current	18	31
Other	62	61
Total accrued expenses and other current liabilities	$251	$241

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Asset Retirement Obligations

Asset retirement obligations (AROs) consist of the following (in millions):

	September 30, 2018	December 31, 2017
Trojan decommissioning activities	$69	$45
Utility plant	111	109
Non-utility property	16	13
Asset retirement obligations	$196	$167

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

Credit Facilities

As of September 30, 2018, PGE had a $500 million revolving credit facility scheduled to expire in November 2021. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, as backup for commercial paper borrowings, and to permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the credit facility. The facility contains a provision that requires annual fees based on PGE’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of September 30, 2018, PGE was in compliance with this covenant with a 51.2% debt-to-total capital ratio.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility.

PGE classifies any borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

Under the revolving credit facility, as of September 30, 2018, PGE had no borrowings outstanding and there were no commercial paper or letters of credit issued. As a result, as of September 30, 2018, the aggregate unused available credit capacity under the revolving credit facility was $500 million.

In addition, PGE has four letter of credit facilities that provide a total capacity of $220 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $59 million were outstanding as of September 30, 2018. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Pursuant to an order issued by the FERC, the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2020.

Long-term Debt

During the nine months ended September 30, 2018, PGE did not enter into any long-term debt transactions. Due to the upcoming repayment of long-term debt in 2019, $300 million was classified as current on the Company’s condensed consolidated balance sheets as of September 30, 2018.

On September 20, 2018 PGE issued a notice of redemption to exercise its option to redeem in full $24 million of Pollution Control Revenue Bonds on October 31, 2018. PGE has deposited with the trustee $24 million to cover principal and accrued interest, which is recorded within Cash and cash equivalents within the condensed consolidated balance sheets for the period ended September 30, 2018.

Defined Benefit Pension Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$5	$4	$15	$12
Interest cost*	8	8	24	25
Expected return on plan assets*	(10)	(10)	(31)	(30)
Amortization of net actuarial loss*	4	3	12	9
Net periodic benefit cost	$7	$5	$20	$16

* The expense portion of non-service cost components are included in Miscellaneous income (expense), net within Other income on the Company’s condensed consolidated statements of income and comprehensive income pursuant to ASU 2017-07. See Note 1, Basis of Presentation for additional information.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate fair value as of September 30, 2018 and December 31, 2017. PGE then classifies these financial assets and liabilities based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

are not categorized in the fair value hierarchy. These assets are listed in the totals of the fair value hierarchy to permit the reconciliation to amounts presented in the financial statements.

PGE recognizes transfers between levels in the fair value hierarchy as of the end of the reporting period for all its financial instruments. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels during the three and nine months ended September 30, 2018 and 2017, except those presented in this note.

The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Other(2)	Total
Assets:
Cash equivalents	$170	$—	$—	$—	$170
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	8	16	—	—	24
Corporate credit	—	12	—	—	12
Money market funds measured at NAV (2)	—	—	—	6	6
Non-qualified benefit plan trust: (3)
Money market funds	3	—	—	—	3
Equity securities—domestic	6	—	—	—	6
Debt securities—domestic government	1	—	—	—	1
Assets from interest rate swap derivatives	—	6	—	—	6
Assets from price risk management activities: (1) (4)
Electricity	—	4	1	—	5
Natural gas	—	1	—	—	1
	$188	$39	$1	$6	$234
Liabilities from price risk management activities: (1) (4)
Electricity	$—	$4	$112	$—	$116
Natural gas	—	36	14	—	50
	$—	$40	$126	$—	$166

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.

(3)	Excludes insurance policies of $29 million, which are recorded at cash surrender value.

(4)	For further information, see Note 5, Risk Management.

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

Assets from interest rate swap derivatives are recorded at fair value in PGE’s condensed consolidated balance sheets and consist of forward starting interest rate swap lock agreements to hedge a portion of its interest rate risk associated with anticipated issuances of fixed-rate, long-term debt securities. To establish fair values for interest rate swap derivatives, the Company uses forward market curves for interest rates for the term of the swaps and discounts the cash flows back to present value using an appropriate discount rate. The discount rate is calculated by third party brokers according to the terms of the swap derivatives and evaluated by the Company for reasonableness. Future cash flows of the interest rate swap derivatives are equal to the fixed interest rate in the swap compared to the floating market interest rate multiplied by the notional amount for each period.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of September 30, 2018:
Electricity physical forwards	$—	$112	Discounted cash flow	Electricity forward price (per MWh)	$12.34	$49.11	$33.83
Natural gas financial swaps	—	14	Discounted cash flow	Natural gas forward price (per Decatherm)	1.02	3.21	1.68
Electricity financial futures	1	—	Discounted cash flow	Electricity forward price (per MWh)	14.90	30.75	25.15
	$1	$126
As of December 31, 2017:
Electricity physical forwards	$—	$130	Discounted cash flow	Electricity forward price (per MWh)	$7.79	$41.23	$30.95
Natural gas financial swaps	—	9	Discounted cash flow	Natural gas forward price (per Decatherm)	1.26	2.92	1.90
Electricity financial futures	—	—	Discounted cash flow	Electricity forward price (per MWh)	7.79	29.74	21.74
	$—	$139

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance as of the beginning of the period	129	153	$139	$119
Net realized and unrealized (gains)/losses*	(2)	(1)	(10)	34
Transfers out of Level 3 to Level 2	(2)	1	(4)	—
Balance as of the end of the period	$125	$153	$125	$153

* Both realized and unrealized (gains)/losses, of which the unrealized portion is fully offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the three and nine months ended September 30, 2018 and 2017, there were no transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers in and out of Level 3 at the end of the reporting period for all of its derivative instruments.

Transfers from Level 2 to Level 1 for the Company’s price risk management assets and liabilities do not occur, as quoted prices are not available for identical instruments. As such, the Company’s assets and liabilities from price risk management activities mature and settle as Level 2 fair value measurements.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The fair value of the Company’s First Mortgage Bonds (FMBs) and Pollution Control Revenue Bonds is classified as a Level 2 fair value measurement. As of September 30, 2018, the carrying amount of PGE’s long-term debt was $2,427 million, net of $9 million of unamortized debt expense, and its estimated aggregate fair value was $2,694 million. As of December 31, 2017, the carrying amount of PGE’s long-term debt was $2,426 million, net of $10 million of unamortized debt expense, and its estimated aggregate fair value was $2,829 million.

NOTE 5: RISK MANAGEMENT

Price Risk Management

PGE participates in the wholesale marketplace to balance its supply of power, which consists of its own generation combined with wholesale market transactions, to meet the needs of its retail customers, manage risk, and administer its existing long-term wholesale contracts. Wholesale market transactions include purchases and sales of both power and fuel resulting from economic dispatch decisions for Company-owned generation resources. As a result of this ongoing business activity, PGE is exposed to commodity price risk and foreign currency exchange rate risk, from which changes in prices and/or rates may affect the Company’s financial position, results of operations, or cash flows.

PGE utilizes derivative instruments to manage its exposure to commodity price risk and foreign exchange rate risk to reduce volatility in NVPC for its retail customers. Such derivative instruments, recorded at fair value on the condensed consolidated balance sheets, may include forward, futures, swaps, and option contracts for electricity, natural gas, and foreign currency, with changes in fair value recorded in the condensed consolidated statements of

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

income and comprehensive income. In accordance with the ratemaking and cost recovery processes authorized by the OPUC, the Company recognizes a regulatory asset or liability to defer the gains and losses from derivative activity until settlement of the associated derivative instrument. PGE may designate certain derivative instruments as cash flow hedges or may use derivative instruments as economic hedges. The Company does not engage in trading activities for non-retail purposes.

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	September 30, 2018	December 31, 2017
Current assets:
Commodity contracts:
Electricity	$4	$3
Natural gas	1	3
Total current derivative assets*	5	6
Noncurrent assets:
Commodity contracts:
Electricity	1	—
Natural gas	—	—
Total noncurrent derivative assets	1	—
Total derivative assets not designated as hedging instruments	$6	$6
Total derivative assets	$6	$6
Current liabilities:
Commodity contracts:
Electricity	$12	$13
Natural gas	30	46
Total current derivative liabilities	42	59
Noncurrent liabilities:
Commodity contracts:
Electricity	104	122
Natural gas	20	29
Total noncurrent derivative liabilities	124	151
Total derivative liabilities not designated as hedging instruments	$166	$210
Total derivative liabilities	$166	$210

* Included in Other current assets on the condensed consolidated balance sheets.

PGE’s net purchase volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle through 2035, were as follows (in millions):

	September 30, 2018		December 31, 2017
Commodity contracts:
Electricity	6	MWh	7	MWh
Natural gas	115	Decatherms	114	Decatherms
Foreign currency	$20	Canadian	$21	Canadian

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE has elected to report gross on the condensed consolidated balance sheets the positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of September 30, 2018, and December 31, 2017, gross amounts included as Price risk management liabilities subject to master netting agreements were $116 million and $136 million, respectively, for which PGE posted collateral of $11 million, which consisted entirely of letters of credit. As of September 30, 2018, of the gross amounts recognized, $112 million was for electricity and $4 million was for natural gas compared to $130 million for electricity and $6 million for natural gas recognized as of December 31, 2017.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Purchased power and fuel in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commodity contracts:
Electricity	$(3)	$1	$(5)	$50
Natural Gas	(3)	7	11	48
Foreign currency exchange	—	—	1	(1)

Net unrealized and certain net realized losses (gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month period ended September 30, 2018, a net gain of $8 million was offset, while none of the net losses recognized in Net income were offset for the three-month period ended September 30, 2017. Net gain of $2 million and net loss $65 million have been offset for the nine-month periods ended September 30, 2018 and 2017, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of September 30, 2018 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Commodity contracts:
Electricity	$1	$8	$8	$7	$7	$80	$111
Natural gas	10	24	10	4	1	—	49
Net unrealized loss	$11	$32	$18	$11	$8	$80	$160

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2018 was $163 million, for which PGE has posted $23 million in collateral, consisting entirely of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered at September 30, 2018, the cash requirement to either post as collateral or settle the instruments immediately would have been $160 million. As of September 30, 2018, PGE had no cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheet.

Counterparties representing 10% or more of Assets and Liabilities from price risk management activities were as follows:

	September 30, 2018	December 31, 2017
Assets from price risk management activities:
Counterparty A	58	39
Counterparty B	3	12
	61%	51%
Liabilities from price risk management activities:
Counterparty C	67%	62%
	67%	62%

See Note 4, Fair Value of Financial Instruments, for additional information concerning the determination of fair value for the Company’s Assets and Liabilities from price risk management activities.

Interest Rate Risk

PGE has used two forward starting interest rate swap lock agreements to hedge a portion of its interest rate risk associated with anticipated issuances of fixed-rate, long-term debt securities. These derivatives were designated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance.
The notional amount of the interest rate swaps is $170 million with a mandatory cash settlement date in January 2019. Upon settlement of interest rate swap derivatives, the cash payments made or received are recorded as a regulatory asset or liability and are subsequently amortized as a component of interest expense over the life of the associated debt. Such amounts are also included as a component of cost of debt for ratemaking purposes.
PGE is required to make cash payments to settle the interest rate swap derivatives when the fixed rates are higher than prevailing market rates at the date of settlement. Conversely, PGE receives cash to settle its interest rate swap derivatives when prevailing market rates at the time of settlement exceed the fixed swap rates. Until settlement, the interest rate swaps are carried at fair value as a derivative asset or liability with the corresponding offset recorded as either a regulatory liability or regulatory asset, respectively. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swaps. As of September 30, 2018, the fair value of the interest rate swaps was $6 million, which is recorded in Other current assets on the Company’s condensed consolidated balance sheets.

NOTE 6: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

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

For the three and nine months ended September 30, 2018, unvested performance-based restricted stock units and related dividend equivalent rights in the total amount of 229 thousand were excluded from the dilutive calculation because the performance goals had not been met, with 267 thousand excluded for the three and nine months ended September 30, 2017.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average common shares outstanding—basic and diluted	89,239	89,065	89,205	89,044

NOTE 7: EQUITY

The activity in equity during the nine-month periods ended September 30, 2018 and 2017 is as follows (dollars in millions):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2017	89,114,265	$1,207	$(8)	$1,217	$2,416
Issuances of shares pursuant to equity-based plans	130,394	—	—	—	—
Stock-based compensation	—	2	—	—	2
Dividends declared	—	—	—	(95)	(95)
Net income	—	—	—	163	163
Balances as of September 30, 2018	89,244,659	$1,209	$(8)	$1,285	$2,486

Balances as of December 31, 2016	88,946,704	$1,201	$(7)	$1,150	$2,344
Issuances of shares pursuant to equity-based plans	145,251	1	—	—	1
Stock-based compensation	—	2	—	—	2
Dividends declared	—	—	—	(90)	(90)
Net income	—	—	—	145	145
Balances as of September 30, 2017	89,091,955	$1,204	$(7)	$1,205	$2,402

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

Carty was placed into service on July 29, 2016 and the Company began collecting its revenue requirement in customer prices on August 1, 2016, as authorized by the OPUC, based on the approved capital cost of $514 million. Actual costs for the construction of Carty exceeded the approved amount and, as of June 30, 2018, PGE had capitalized $640 million to Electric utility plant.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The excess costs resulted from various matters relating to the resumption of construction activities following the termination of the Construction Agreement.

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

As a result of the foregoing events, PGE incurred a higher cost of service than what is reflected in the current authorized revenue requirement amount, primarily due to higher depreciation, interest, and legal expenses. These incremental expenses are recognized in the Company’s current results of operations. Such incremental expenses were $1 million and $8 million for the three and nine months ended September 30, 2018, respectively, and $5 million and $12 million for the three and nine months ended September 30, 2017, respectively.

On July 16, 2018, the Parties reached a settlement to resolve all claims relating to Carty construction between the Company and each of the Contractor, Abengoa S.A., and the Sureties. Under the terms of the settlement, i) the Sureties paid $130 million to PGE, and ii) the Contractor, Abengoa S.A., and the Sureties released all claims against the Company arising out of the Carty construction, and in return, PGE released all such claims against the Contractor, Abengoa S.A., and the Sureties.

The settlement was recorded in PGE’s financial statements for the quarter ended September 30, 2018. The Company applied $120 million to reduce Electric utility plant, net for undepreciated incremental construction costs, thus eliminating ongoing excess depreciation and amortization and interest expense with the remaining proceeds of $10 million from the cash settlement applied as a reduction of Administrative and other expenses.

In July 2016, PGE requested from the OPUC a regulatory deferral for the recovery of the revenue requirement associated with the excess capital costs for Carty. The Company requested that the OPUC delay its review of this deferral request until all legal actions with respect to this matter, including PGE’s actions against the Sureties, were resolved. As a result of the settlement described above, the Company has withdrawn the deferral application.

Up to $5 million of liens and claims filed for goods and services provided under third-party contracts with the Contractor remain in dispute. The Company believes these claims by subcontractors are not owed by the Company and is contesting the liens and claims in the courts.

EPA Investigation of Portland Harbor

An investigation by the United States Environmental Protection Agency (EPA) of a segment of the Willamette River known as Portland Harbor that began in 1997 revealed significant contamination of river sediments. The EPA subsequently included Portland Harbor on the National Priority List pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act as a federal Superfund site and listed 69 Potentially Responsible Parties (PRPs), which included PGE as it historically owned or operated property near the river.

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

In cases in which injuries to natural resources have occurred as a result of releases of hazardous substances, federal and state trustees may seek to recover for such damages, which are referred to as Natural Resource Damages (NRD). The EPA does not manage NRD assessment activities but does provide claims information and coordination support to the NRD trustees. NRD assessment activities are typically conducted by a Council made up of the trustee entities for the site. The Portland Harbor NRD trustees consist of the National Oceanic and Atmospheric Administration, the U.S. Fish and Wildlife Service, the State of Oregon, and certain tribal entities.

The NRD trustees may seek to negotiate legal settlements or take other legal actions against the parties responsible for the damages. Funds from such settlements must be used to restore injured resources and may also compensate the trustees for costs incurred in assessing the damages. The NRD trustees have continued the process of negotiating NRD liability with several PRPs, although the Company believes that PGE’s portion of any NRD liabilities related to Portland Harbor will not have a material impact on its results of operations, financial position, or cash flows.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

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

In June 2015, based on a motion filed by PGE, the Marion County Circuit Court (Circuit Court) lifted the abatement on the class action proceedings and in July 2015, heard oral argument on the Company’s motion for Summary Judgment. In March 2016, the Circuit Court entered a general judgment that granted the Company’s motion for Summary Judgment and dismissed all claims by the plaintiffs. In April 2016, the plaintiffs appealed the Circuit Court dismissal to the Court of Appeals for the State of Oregon. A Court of Appeals decision remains pending.

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

Deschutes River Alliance Clean Water Act Claims

On August 12, 2016, the Deschutes River Alliance (DRA) filed a lawsuit against the Company (Deschutes River Alliance v. Portland General Electric Company, U.S. District Court of the District of Oregon) that sought injunctive and declaratory relief against PGE under the Clean Water Act (CWA) related to alleged past and continuing violations of the CWA. Specifically, DRA claimed PGE had violated certain conditions contained in PGE’s Water

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Quality Certification for the Pelton/Round Butte Hydroelectric Project (Project) related to dissolved oxygen, temperature, and measures of acidity or alkalinity of the water. DRA alleged the violations were related to PGE’s operation of the Selective Water Withdrawal (SWW) facility at the Project.

The SWW, located above Round Butte Dam on the Deschutes River in central Oregon, is, among other things, designed to blend water from the surface of the reservoir with water near the bottom of the reservoir and was constructed and placed into service in 2010, as part of the FERC license requirements, for the purpose of restoration and enhancement of native salmon and steelhead fisheries above the Project. DRA alleged that PGE’s operation of the SWW had caused the above-referenced violations of the CWA, which in turn had degraded the Deschutes River’s fish and wildlife habitat below the Project and harmed the economic and personal interests of DRA’s members and supporters.

In September 2016, PGE filed a motion to dismiss, which asserted that the CWA does not allow citizen suits of this nature, and that the FERC has jurisdiction over all licensing issues, including the alleged CWA violations. On March 27, 2017, the court denied PGE’s motion to dismiss. On April 7, 2017, the U.S. District Court granted an unopposed motion filed by the Confederated Tribes of Warm Springs (CTWS) to appear in the case as a friend of the court. The CTWS shares ownership of the Project with PGE but was not initially named as a defendant.

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

On August 3, 2018, the Judge denied DRA’s motions for partial summary judgment and granted PGE’s and CTWS’s cross-motions for summary judgment, ruling in favor of PGE and CTWS. The Judge found that DRA had not shown a genuine dispute of material fact sufficient to support its contention that PGE and CTWS were operating the Project in violation of the CWA, and accordingly dismissed the case.

On August 24, 2018, DRA filed a motion seeking to alter or amend the judgment of dismissal, arguing that there is a genuine dispute of fact regarding PGE’s compliance with requirements under the CWA. On October 1, 2018, the Judge denied DRA’s motion to alter or amend the judgment of dismissal. On October 17, 2018, DRA filed an appeal to the Ninth Circuit Court of Appeals.

The Company cannot predict the outcome of this matter or determine the likelihood of whether the outcome of this matter will result in a material loss.

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

NOTE 9: GUARANTEES

PGE enters into financial agreements and power and natural gas purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of September 30, 2018, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes regulatory flow-through adjustments, tax credits, and other items, applied to the Company’s year-to-date, pre-tax income. The significant differences between the U.S. Federal statutory rate and PGE’s effective tax rate for financial reporting purposes are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Federal statutory tax rate	21.0%	35.0%	21.0%	35.0%
Federal tax credits*	(12.3)	(12.8)	(15.8)	(14.4)
State and local taxes, net of federal tax benefit	6.5	5.3	6.5	5.2
Flow through depreciation and cost basis differences	(0.1)	3.4	(2.3)	1.0
Other	(0.6)	(6.4)	3.0	(2.7)
Effective tax rate	14.5%	24.5%	12.4%	24.1%

* Federal tax credits consists of production tax credits (PTCs) earned from Company-owned wind-powered generating facilities. The federal PTCs are earned based on a per-kilowatt hour rate and, as a result, the annual amount of PTCs earned will vary based on weather conditions and availability of the facilities. The PTCs are generated for 10 years from the in-service dates of the corresponding facilities. PGE’s PTC generation ends at various dates through 2024.

On December 22, 2017, the TCJA was enacted and, among other provisions, reduced the federal corporate tax rate from 35% to 21%. The change in federal statutory tax rate is the primary driver of the change in effective tax rate from 2017 to 2018. As a result of the change in corporate tax rate, PGE is incurring lower income tax expense in 2018 than was estimated in setting customer prices in the Company’s 2018 General Rate Case (2018 GRC). In a deferral filing with the OPUC on December 29, 2017, PGE has proposed to defer and refund the 2018 expected net benefits of the TCJA. If approved as requested, any refund to customers of the net benefits associated with the TCJA in 2018 would be subject to an earnings test and limited by the Company’s currently authorized regulated return on equity. Under the proposed deferral filing, PGE has recorded a net refund to customers of $36 million, excluding interest, as of September 30, 2018, which was recorded as a reduction to Revenues, net on the condensed consolidated statements of income and comprehensive income and an increase to Regulatory liabilities on the condensed consolidated balance sheets.

In accordance with tax normalization rules, the benefits of the 2017 deferred tax remeasurement of plant-related deferred taxes will be passed on to customers through future prices over the remaining useful life of the underlying assets for which the deferred income taxes relate. PGE has commenced amortization using the average rate assumption method to account for the refund to customers; however, as customer prices are not anticipated to be adjusted until 2019, such amortization has been deferred in Income tax expense and recorded as a Regulatory liability. As of September 30, 2018, PGE has deferred $6 million in tax normalization refunds.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Carryforwards

Federal tax credit carryforwards as of September 30, 2018 and December 31, 2017 were $57 million and $50 million, respectively. These credits consist of PTCs, which will expire at various dates through 2038. PGE has analyzed the provisions of the TCJA and its effects on the Company’s deferred income tax assets, and PGE believes that it is more likely than not that its deferred income tax assets as of September 30, 2018 will be realized; accordingly, no valuation allowance has been recorded. As of September 30, 2018, and December 31, 2017, PGE had no unrecognized tax benefits.

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

•
cyber security attacks, data security breaches, or other malicious acts that cause damage to the Company’s generation, transmission, and distribution facilities or information technology systems including the advanced metering infrastructure, or result in the release of confidential customer, employee, or Company information;

•	employee workforce factors, including potential strikes, work stoppages, transitions in senior management, and a significant number of employees approaching retirement;

•	new federal, state, and local laws that could have adverse effects on operating results, including the potential impact of the United States Tax Cuts and Jobs Act of 2017 (TCJA);

•	political and economic conditions;

•natural disasters and other risks, such as earthquake, flood, drought, lightning, wind, and fire;

•	changes in financial or regulatory accounting principles or policies imposed by governing bodies; and

•	acts of war or terrorism.

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

PGE is a vertically-integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity, as well as the wholesale purchase and sale of electricity and natural gas in order to meet the needs of its retail customers. The Company generates revenues and cash flows primarily from the sale and distribution of electricity to retail customers in its service territory.

PGE is responding proactively to an evolving landscape of customer expectations, technology changes, and regulatory frameworks by focusing efforts on four strategic initiatives: i) deliver exceptional customer service; ii) invest in a reliable and clean energy future; iii) build a smarter, more resilient grid; and iv) pursue excellence in its work. The Company participated in the development of a report from the OPUC to the Oregon legislature that was required under Senate Bill 978, which deals with the existing regulatory system, incentives, and obligations currently employed by the OPUC. For further information, see “SB 978” in this Overview section of Item 2.

To deliver exceptional customer service, PGE must respond to the changing expectations of its customer base. The Company’s Integrated Resource Plan (IRP), new customer information system, and planned infrastructure investments are part of a strategy focused on providing power supply, distribution reliability, and customer service that help meet those expectations.

PGE’s investments in a reliable and clean energy future are a key element of the IRP, which will require compliance with statutory renewable standards and consideration of state and local government initiatives to decarbonize the statewide economy.

Building a smarter, more resilient grid is essential to delivering the affordable, clean energy future that customers want. This requires embracing new technologies, continuing to modernize the Company’s existing infrastructure, and utilizing the new customer information system to create a foundation for the future. PGE’s capital requirements contemplate the impact of making these improvements to its transmission, distribution, and information technology infrastructure.

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

As a market participant in the California Independent System Operator’s (CAISO) Energy Imbalance Market (western EIM), PGE has designated certain of its generating plants to receive automated dispatch signals from the CAISO that allows for load balancing with other western EIM participants. The Company expects its western EIM participation will help integrate more renewable energy into the grid and provide access to the least-cost energy available in the region to meet changes in real-time energy demand and short-term variations in customer demand.

The Company continues to work with the CAISO and regional partners on targeted market enhancements to the western EIM design, and continues to participate in dialogue related to the development of a regional day-ahead market that could deliver additional benefits.

The discussion that follows in this MD&A provides additional information related to the Company’s operating activities, legal, regulatory, and environmental matters, results of operations, and liquidity and financing activities.

Integrated Resource Plan—In August 2017, the OPUC acknowledged PGE’s 2016 IRP and action plan items to, among other things:

•	meet additional capacity needs;

•	support cost-effective energy efficiency;

•	acquire demand response and dispatchable standby generation; and

•	submit one or more energy storage proposals in accordance with Oregon House Bill 2193.

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

Renewables—In November 2017, PGE submitted to the OPUC an addendum to the 2016 IRP that included a request for the issuance of a Renewable RFP. In December 2017, the OPUC acknowledged the addendum and, as a result, in May 2018, PGE issued the Renewable RFP seeking to procure approximately 100 MWa of qualifying renewable resources.

With the oversight of an independent evaluator selected by the OPUC to help conduct the RFP and review bids to ensure a fair and transparent process, the Company has now determined a Final Shortlist of proposals that includes six distinct proposals submitted by three bidders.

PGE submitted a benchmark project into the RFP process that includes a wind resource that would qualify for the federal production tax credit. The benchmark project was considered along with other renewable resource proposals and is shown in the table below as Project II.

The proposals provide various combinations of wind, solar, and battery storage options that include power purchase agreements (PPAs) along with up to 36 MWa of Company-owned wind resources, as shown in the table below. While only one proposal within each unique project may be selected, the ultimate outcome of the RFP process may involve the selection of multiple projects.

RFP Final Shortlist

Bidder	Unique Project	Proposal	Technology	Structure	MWa
A	I	a)	Wind/Solar + Battery	PPA	39
		b)	Wind	PPA	29

B	II	a)	Wind	Hybrid (1)	105
		b)	Wind + Battery	Hybrid (1)	104
		c)	Wind/Solar + Battery	Hybrid (2)	119

C	III	a)	Wind	PPA	91
(1) Hybrid commercial structure includes approximately 69 MWa of PPA resources and 36 MWa of Company-owned wind resources.
(2) Hybrid commercial structure includes approximately 83 MWa of PPA resources and 36 MWa of Company-owned wind resources.

PGE has requested that the OPUC acknowledge the RFP Final Shortlist by early December 2018 to enable the Company to execute definitive agreements with the winning bid or bids. PGE has commenced negotiations with the Shortlist bidders with the intent to finalize negotiations prior to the end of 2018 to allow sufficient time to capture expiring federal production tax credits for the benefit of customers.

Additional information regarding the RFP (OPUC Docket UM 1934) is available on the OPUC website at www.oregon.gov/puc.

Energy Storage—Pursuant to OPUC acknowledgment of the 2016 IRP, and in accordance with Oregon House Bill 2193 (HB 2193), PGE filed an energy storage proposal in November 2017. The proposal called for 39 MW of storage to be developed over the next several years at various locations across the grid. Partial stipulations have been filed regarding most issues raised in this proposal and, as a result, the Company has revised its cost estimates and now expects capital spending on projects under the proposal to be approximately $45 million. In August 2018, the OPUC issued an order that outlines an agreed approach to the development of five energy storage projects by PGE.

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

General Rate Case—On February 15, 2018, the Company filed with the OPUC a GRC based on a 2019 test year (2019 GRC). After adjusting for the effects of the TCJA, the Company’s filing requested an overall increase relative to currently approved prices and would have resulted in an $86 million increase in the annual revenue requirement. The filing sought recovery of costs related to better serving customers and building a smarter, more resilient system and included the expectation of higher net variable power costs in 2019.

Primary elements included:

•	Install a new customer information system to provide better, more secure service;

•	Replace and upgrade equipment to ensure system safety and reliability;

•	Equip substations with technology to address potential outages and shorten those that do occur;

•	Strengthen safeguards that protect against cyber attacks and other potential threats; and

•	Add infrastructure to support rapid growth in the region.

The net increase in annual revenue requirement, as requested, was based upon:

•	A capital structure of 50% debt and 50% equity;

•	A return on equity of 9.5%;

•	A cost of capital of 7.3%; and

•	A rate base of $4.86 billion.

PGE, OPUC staff, and certain customer groups have reached agreements that resolve the majority of issues in the case. Certain future cost recovery mechanisms remain undecided, including full volumetric decoupling that would include the effects of weather, the storm recovery mechanism, and application of weather trends in the load forecasting models.

In August and September of 2018, stipulations were filed that reflect the agreements reached, which, along with previously filed updates to 2019 power cost estimates, load forecast, and pension expense estimates resulted in the changes described below.

The agreements and updates result in an expected $12 million net increase in annual revenue requirement and reflect:

•	A capital structure of 50% debt and 50% equity;

•	A return on equity of 9.5%;

•	A cost of capital of 7.3%; and

•	An average rate base of $4.75 billion.

The net increase in annual revenue requirement as proposed in the Company’s initial filing and as revised consists of the following (in millions):

As Filed February 15, 2018		$86
Load and Power Cost Updates		(35)
Base Business Revenue Requirement Updates:
Adjustments to O&M expense and plant in service	$(22)
Adjustment to accumulated depreciation	(2)
Other adjustments to O&M	(10)
Other reductions to rate base	(2)
Other various modifications	(3)
Subtotal		(39)
As Revised September 28, 2018		$12

The net annual revenue requirement increase is expected to be effective January 1, 2019.

Regulatory review of the 2019 GRC will continue until the final order is issued, which is expected in December 2018. Final revenue requirement amounts subject to revisions include power costs, which are to be finalized in November 2018. All stipulations remain subject to OPUC approval.

The 2019 GRC filing (OPUC Docket UE 335), as well as copies of direct testimony, exhibits, and stipulations discussed above, are expected to be made available on the OPUC website at www.oregon.gov/puc.

Tax Reform—On December 22, 2017, the TCJA was enacted and signed into law with substantially all of the provisions of the TCJA having an effective date of January 1, 2018. Among other provisions, the TCJA reduced the federal corporate tax rate from 35% to 21%. As a result of the change in corporate tax rate, PGE expects to incur lower income tax expense throughout 2018 than what was estimated in setting customer prices in the Company’s 2018 GRC. PGE has proposed in a filing with the OPUC on December 29, 2017, to track and defer tax savings as a result of the TCJA and work with the OPUC to determine strategies to provide customers the appropriate benefit. This work is ongoing. If approved as requested, any refund to customers of the net benefits associated with the TCJA in 2018 would be subject to an earnings test and limited by the Company’s currently authorized regulated return on equity. As of September 30, 2018, PGE has recorded a year-to-date net refund to customers of $36 million, excluding interest, for net benefits expected in 2018. This deferral excludes the effects of applying an earnings test at the Company’s authorized regulated return on equity, as well as other regulatory adjustments. The anticipated refund amount was recorded as a reduction to Revenues, net in the condensed consolidated statements of income and comprehensive income. The net impact to earnings of the reduction in revenue is largely offset by reduced income tax expense.

For additional information regarding income taxes, see Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements.

Capital Requirements and Financing—The Company expects 2018 capital expenditures to total $640 million, excluding AFDC. For additional information regarding estimated capital expenditures, see “Capital Requirements” in the Liquidity and Capital Resources section of this Item 2.

PGE plans to fund capital requirements with cash from operations during 2018, which is expected to range from $545 million to $595 million, the $130 million proceeds from the settlement of the Carty matter, and the issuance of debt securities of up to $75 million. For additional information, see “Liquidity” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 2.

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

Customers and Demand—Retail energy deliveries for the nine months ended September 30, 2018, decreased 2.7% compared with the nine months ended September 30, 2017, as illustrated in the table below. This decrease was primarily driven by mild temperatures in the first half of the year, impacting usage in the residential and commercial classes.

During the first quarter of the calendar year, customer demand was influenced by mild temperatures during the heating season. During the first quarter of 2018, heating degree-days, an indication of the extent to which customers are likely to have used electricity for heating, were 19% below the first quarter of 2017.

During the second quarter of 2018, heating degree-days, were 31% below the second quarter of 2017. Also, during the second quarter, cooling degree-days, an indication of the extent to which customers are likely to have used electricity for cooling, were 10% below prior year, indicating that temperature variations had a lesser effect on customer demand in the second quarter of 2018 when compared with 2017.

During the third quarter of 2018, cooling degree-days were 1% above prior year, indicating that temperature variations had a similar influence on customer demand in the third quarter of 2018 as in 2017. See “Revenues” in the Results of Operations section of this Item 2 for further information on cooling degree-days.

Residential energy deliveries decreased 5.8% in the third quarter of 2018 compared with the third quarter of 2017 reflecting decreased average usage per customer. Energy deliveries to commercial customers were 0.6% below the prior year quarter, while industrial deliveries were up 8.4% for the quarter.

Although total retail energy deliveries for the nine months ended September 30, 2018 declined 2.7% from the same period of 2017, on a weather-adjusted basis, total energy deliveries increased 0.3% for the nine months ended September 30, 2018. Growth in customer count and increased deliveries to high tech manufacturing customers continues to be partially offset by decreased average usage per customer driven by energy efficiency and conservation efforts, and the closure of a paper manufacturing facility in late 2017. The financial effects of such energy efficiency conservation efforts by residential and certain commercial customers are mitigated by the decoupling mechanism. See “Legal, Regulatory and Environmental” in this Overview section of Item 2 for further information on the decoupling mechanism.

The following table, which includes deliveries to the Company’s Direct Access customers who purchase their energy from Electricity Service Suppliers, presents the average number of retail customers by customer type, and the corresponding energy deliveries, for the periods indicated:

	Nine Months Ended September 30,
	2018		2017		% Increase (Decrease) in Energy Deliveries
	Average Number of Customers	Retail Energy Deliveries*	Average Number of Customers	Retail Energy Deliveries*
Residential	771,336	5,457	761,028	5,826	(6.3)%

Commercial (PGE sales only)	108,566	5,088	107,296	5,193	(2.0)%
Direct Access	533	481	479	472	1.9%
Total Commercial	109,099	5,569	107,775	5,665	(1.7)%

Industrial (PGE sales only)	204	2,241	198	2,187	2.5%
Direct Access	66	1,055	68	1,046	0.9%
Total Industrial	270	3,296	266	3,233	1.9%

Total (PGE sales only)	880,106	12,786	868,522	13,206	(3.2)%
Total Direct Access	599	1,536	547	1,518	1.2%
Total	880,705	14,322	869,069	14,724	(2.7)%

*	In thousands of MWh.

The Company’s Retail Customer Choice Program caps participation by Direct Access customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy supplied to Direct Access customers. This cap would have limited energy deliveries to these customers to an amount equal to approximately 14% of PGE’s total retail energy deliveries for the first nine months of 2018. Actual energy deliveries to Direct Access customers represented 10% of the Company’s total retail energy deliveries for the full year 2017 and 11% for the first nine months of 2018.

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

PGE’s generating plants require varying levels of annual maintenance, during which the respective plants are unavailable to provide power. As a result, the amount of power generated to meet the Company’s retail load requirement can vary from period to period. Plant availability, which is affected by both planned and unplanned outages, was 93% and 90% during the nine months ended September 30, 2018 and 2017, respectively, for those plants PGE operates. Plant availability of Colstrip Units 3 and 4, of which the Company has a 20% ownership interest, was 80% and 85% during the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, the Company’s generating plants provided 75% of its retail load requirement compared with 65% in the nine months ended September 30, 2017. The increase in the proportion of power generated to meet the Company’s retail load requirement was largely due to an increase in energy provided from the Company’s natural gas-fired facilities due to lower fuel costs.

Energy expected to be received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects is projected annually in the Annual Power Cost Update Tariff (AUT). Any excess in such hydro generation from that projected in the AUT normally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. For the nine months ended September 30, 2018, energy received from these hydro resources decreased by 9% compared to the nine months ended September 30, 2017. Energy received from these hydro resources approximated projected levels included in PGE’s AUT for the nine months ended September 30, 2018 and exceeded by 10% for the nine months ended September 30, 2017, and provided 18% of the Company’s retail load requirement for the nine months ended September 30, 2018 and 19% for the nine months ended September 30, 2017. Energy from hydro resources is expected to approximate levels projected in the AUT for 2018.

Energy expected to be received from PGE-owned wind generating resources (Biglow Canyon and Tucannon River) is projected annually in the AUT. Any excess in wind generation from that projected in the AUT normally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. For the nine months ended September 30, 2018, energy received from these wind generating resources increased 22% compared to the nine months ended September 30, 2017, resulting in the Company incurring less replacement costs, as well as generating more Production Tax Credits (PTCs) than what was estimated in customer prices. Energy received from these wind generating resources fell short of projections in PGE’s AUT by 1% for the nine months ended September 30, 2018 and fell short of that projected in the AUT by 20% for the nine months ended September 30, 2017, and provided 11% and 9% of the Company’s retail load requirement during the nine months ended September 30, 2018 and 2017, respectively. Energy from wind resources is expected to approximate levels projected in the AUT for 2018.

Pursuant to the Company’s power cost adjustment mechanism (PCAM), customer prices can be adjusted to reflect a portion of the difference between each year’s forecasted net variable power costs (NVPC) included in customer prices (baseline NVPC) and actual NVPC for the year. NVPC consists of the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts (all classified as Purchased power and fuel expense in the Company’s condensed consolidated statements of income and comprehensive income) and is net of wholesale revenues, which are classified as Revenues, net in the condensed consolidated statements of income and comprehensive income. Effective January 1, 2017, PGE’s AUT filings include projected PTCs for the respective calendar year with actual variances subject to the PCAM. To the extent actual annual NVPC, subject to certain adjustments, is above or below the deadband, which is a defined range from $30 million above to $15 million below baseline NVPC, the PCAM provides for 90% of the variance beyond the deadband to be collected from, or refunded to, customers, respectively, subject to a regulated earnings test.

Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues, net in the Company’s condensed consolidated statements of income and comprehensive income, while any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense.

For the nine months ended September 30, 2018, actual NVPC was $3 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2018 is currently estimated to be below the baseline, but within the established deadband range. Accordingly, no estimated refund to customers is expected under the PCAM for 2018.

For the nine months ended September 30, 2017, actual NVPC was $14 million above baseline NVPC. For the year ended December 31, 2017, actual NVPC was $15 million above baseline NVPC, which was within the established deadband range. Accordingly, no estimated collection from customers was recorded pursuant to the PCAM for 2017.

PGE has contractual access to natural gas storage in Mist, Oregon from which it can draw in the event that natural gas supplies are interrupted or if economic factors require its use. The storage facility is owned and operated by a local natural gas company, NW Natural, and may be utilized to provide fuel to PGE’s Port Westward Unit 1 and Beaver natural gas-fired generating plants and the Port Westward Unit 2 natural gas-fired flexible capacity generating plant. PGE has entered into a long-term agreement with this gas company to expand the current storage facilities, including the construction of a new reservoir, compressor station, and 13-miles of pipeline, which are collectively designed to provide no-notice storage services to these PGE generating plants. NW Natural estimates construction will be completed during the spring of 2019, at a cost of approximately $140 million. Due to the level of PGE’s involvement during the construction period, the Company is deemed to be the owner of the assets for accounting purposes, during the construction period. As a result, PGE has recorded $126 million to construction work-in-progress (CWIP) and a corresponding liability for the same amount to Other noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2018. Upon completion of the facility, PGE will assess whether the assets and liabilities qualify as a successful sale-leaseback transaction in which the asset and liability are removed and accounted for as either a capital or operating lease.

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

As the final construction cost exceeded the amount authorized by the OPUC, PGE has incurred higher interest and depreciation expense than allowed in the Company’s revenue requirement. This higher cost of service was primarily due to depreciation and amortization on the incremental capital cost, interest expense, and legal expense, all of which totaled $8 million for the nine months ended September 30, 2018 and is reflected in the Company’s results of operations.

On July 16, 2018, the Company entered into a settlement to resolve all claims relating to Carty construction between the Company and each of the Contractor, Abengoa S.A., and the Sureties. Under the terms of the settlement, i) the Sureties paid $130 million to PGE, and ii) the Contractor, Abengoa S.A., and the Sureties released all claims against the Company arising out of the Carty construction, and in return, PGE released all such claims against the Contractor, Abengoa S.A., and the Sureties. The proceeds fully offset the incremental construction costs, thus eliminating ongoing excess depreciation and amortization, interest expense, and partially offsetting the Company’s other accumulated damages. The settlement was recorded in PGE’s financial statements for the quarter ended September 30, 2018.

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

In March 2017, the President of the United States issued an Executive Order that, among other items, directed the EPA to take several actions relating to the CPP. The EPA was instructed to review the final CPP and the final new source performance standard rules for new and modified power plants under the Clean Air Act and suspend, revise, or rescind the rules, if appropriate. On October 16, 2017, the EPA published a proposed rule in which it outlined a rationale for repealing the CPP. The public comment period for the repeal rule closed April 26, 2018. Additionally, on August 21, 2018, the EPA proposed the Affordable Clean Energy (ACE) rule, which would replace the CPP and establish emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired plants. The public comment period on the proposed ACE rule closes on October 31, 2018.

The Company continues to monitor the developments around the CPP legal challenges and the potential new rule. However, the Company cannot predict the ultimate outcome of the legal challenges and the regulatory process of the EPA, or whether the states in which the Company’s thermal generation facilities are located (Oregon and Montana) will implement the rule or how the rule may impact the Company’s operations.

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

Other future effects under the law include:

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

•	an allowance for energy storage costs related to renewable energy in the Company’s renewable adjustment clause mechanism (RAC) filings.

The Company evaluated the potential impacts and incorporated the effects of the legislation into its 2016 IRP.

SB 978—The State of Oregon legislature passed a bill in its 2017 session referred to as SB 978, which directed the OPUC to investigate and provide a report to the legislature on how developing industry trends, technology, and policy drivers in the electricity sector might impact the existing regulatory system and incentives. PGE actively worked on this initiative with both external stakeholders and the OPUC, to provide guidance and support for the report. The OPUC issued the final report to the legislature on September 14, 2018 in which the OPUC committed to four focus areas:

•	Utility incentive alignment - explore performance based ratemaking and other regulatory tools to align utility incentives with customer goals, industry trends, and statewide goals;

▪	Regional market development - cooperate with other states to support and explore development of an organized regional market;

▪	Participation - develop a strategy for low income and environmental justice groups’ engagement and inclusion in OPUC processes that will carry forward beyond the SB 978 proceeding; and

▪	Retail choice - improve the Commission’s regulatory tools to value system costs and benefits, which enables customer choice and a strong utility system.

The OPUC also stated that it would collaborate with the legislature and stakeholders to make progress on climate change, noting that their authority is limited to that of an economic regulator. The legislature is expected to address the limitation identified by the OPUC for direct authority to address climate change, which could result in enactment of cap and trade legislation.

Green Tariff —The Company continues to pursue OPUC approval of a proposed green tariff program that would allow business customers to access bundled renewable energy from new resources. Through this proposed tariff, the Company seeks to align sustainability goals, cost and risk management, reliable integrated power, and a cleaner energy system. PGE proposes to avoid stranded costs and cost shifting by having subscribers continue under the Company’s existing cost of service tariff, with the green tariff added, and procuring competitive, renewable energy through the use of power purchase agreements. PGE expects an OPUC decision in early 2019.

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

Other Regulatory Matters—The following discussion highlights certain regulatory items that have impacted the Company’s revenues, results of operations, or cash flows for the first three quarters of 2018 compared to the first three quarters of 2017, or have affected retail customer prices, as authorized by the OPUC. In some cases, the Company has deferred the related expenses or benefits as regulatory assets or liabilities, respectively, for later amortization and inclusion in customer prices, pending OPUC review and authorization.

Power Costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC in December 2017, the 2018 GRC included a final projected reduction in power costs for 2018, and a corresponding reduction in annual revenue requirement, of $40 million from 2017 levels, which is reflected in customer prices effective January 1, 2018.

Under the PCAM for 2017, NVPC was within the limits of the deadband, thus no potential refund or collection was recorded. Parties in the public review process have filed a stipulation that settles all issues for the PCAM for 2017 with an OPUC decision expected in the fourth quarter 2018.

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

The Company recorded an estimated refund of $2 million during the nine months ended September 30, 2018, which resulted from projections established in the 2018 GRC. Any refund to (or collection from) customers for the 2018 year is expected to occur over a one-year period, which would begin January 1, 2020. As part of the 2019 GRC, PGE has proposed certain modifications to the mechanism, which include establishing a balancing account approach to track the ongoing over- or under-collection status of the mechanism.

Storm Restoration Costs—Beginning in 2011, the OPUC authorized the Company to collect $2 million annually from retail customers to cover incremental expenses related to major storm damages, and to defer any amount not utilized in the current year. The 2018 GRC, as approved by the OPUC, increased the annual collection amount to $3 million, beginning in 2018. Under the 2019 GRC, as stipulated, the annual collection amount will be increased to $4 million beginning in 2019.

During 2015 and 2016, PGE fully utilized the existing reserve balance as a result of restoration costs associated with storm damage occurring during those years. Due to a series of storm events in the first half of 2017, the Company exhausted the $2 million storm collection authorized for 2017. Consequently, PGE was exposed to the incremental costs related to such major storm events, which totaled $9 million, net of the $2 million amount collected in 2017.

As a result of the additional costs incurred, PGE filed an application with the OPUC requesting authorization to defer incremental storm restoration costs from the date of the application, in the first quarter of 2017, through the end of 2017, net of the $2 million being collected annually under the methodology at that time. An OPUC decision on the application remains pending. The Company is unable to predict how the OPUC will ultimately rule on this application. The Company is unable to state with any certainty at this time whether these incremental costs are probable of recovery and, accordingly, no deferral has been recorded to-date. In the event it becomes probable that some or all of these costs are recoverable, the Company will record a deferral for such amounts at such time.

Portland Harbor Environmental Remediation Account Mechanism—In July 2016, PGE filed an application with the OPUC seeking the deferral of the future environmental remediation costs, as well as seeking authorization to establish a regulatory cost recovery mechanism for such environmental costs. In the first quarter of 2017, the OPUC approved the recovery mechanism, which allows the Company to defer and recover incurred environmental expenditures through a combination of third-party proceeds, such as insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and is subject to an annual earnings test.

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

Capital Project Deferral—In the second quarter 2018, PGE placed into service a new customer information system at a total cost of $152 million. Pursuant to the 2019 GRC, the carrying cost of the asset will be included in rate base and customer prices in 2019.

Currently, PGE is incurring costs associated with this asset, primarily consisting of amortization, without compensating recovery in customer prices. The Company submitted to the OPUC an application to defer the revenue requirement associated with this new system from the time the system went into service through the end of 2018. During the nine months ended September 30, 2018, PGE has deferred a total of $7 million related to the project, with the full year 2018 amount expected to reach $13 million. An OPUC decision on the 2018 revenue requirement deferral is expected during 2019. While the Company anticipates the recovery of such costs and believes that recovery is probable, the outcome of the matter cannot be predicted.

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

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Total revenues	$525	100%	$515	100%	$1,467	100%	$1,494	100%
Purchased power and fuel	186	35	184	36	420	29	443	30
Gross margin(1)	339	65	331	64	1,047	71	1,051	70
Other operating expenses:
Generation, transmission and distribution	72	14	73	14	212	14	235	16
Administrative and other	49	9	63	12	188	13	194	13
Depreciation and amortization	96	18	87	17	281	19	257	17
Taxes other than income taxes	31	6	30	6	95	7	94	6
Total other operating expenses	248	47	253	49	776	53	780	52
Income from operations	91	18	78	15	271	18	271	18
Interest expense(2)	31	6	30	6	93	6	90	6
Other income:
Allowance for equity funds used during construction	2	—	4	1	8	1	9	1
Miscellaneous income (expense), net	—	—	1	—	—	—	1	—
Other income, net	2	—	5	1	8	1	10	1
Income before income tax expense	62	12	53	10	186	13	191	13
Income tax expense	9	2	13	2	23	2	46	3
Net income	$53	10%	$40	8%	$163	11%	$145	10%

(1) Gross margin agrees to Total revenues less Purchased power and fuel as reported on PGE’s Condensed Consolidated Statements of Income and Comprehensive Income.
(2) Net of an allowance for borrowed funds used during construction of $1 million for the three months ended September 30, 2018 and 2017, and $4 million for the nine months ended September 30, 2018 and 2017.

Net income was $53 million, or $0.59 per diluted share, for the three months ended September 30, 2018 compared with $40 million, or $0.44 per diluted share, for the three months ended September 30, 2017. Lower average power costs driven by lower natural gas prices, in combination with lower volumes of retail deliveries, produced improved gross margins in 2018, as more energy was sold into the wholesale market. Administrative and other expenses decreased from the prior year, as a result of the Carty settlement. An increase in PTCs during 2018 also contributed to the increase net income by lowering income tax expense.

Net income was $163 million, or $1.82 per diluted share, for the nine months ended September 30, 2018, compared with $145 million, or $1.62 per diluted share, for the nine months ended September 30, 2017. Temperature contrasts, as customers used less energy in the warmer 2018 heating season compared with the colder than average 2017 period, contributed to lower energy demand in the first half of 2018 than 2017 with Gross margin showing a slight decline. The Company recorded a small estimated refund under the Decoupling mechanism in the first three quarters of 2018 compared with an $8 million estimated collection in the first three quarters of 2017. The reduction in Generation, transmission and distribution expense reflects the significant storm related costs recorded in 2017 as well as lower plant maintenance expenses in 2018. Depreciation and amortization expense increased in large part due to the expiration of certain customer credits, while corresponding increased revenues directly offset the income impact of those credits. Although income tax expense reflects a significant reduction in 2018, driven by the TCJA, the reduction in expense is offset by a similar reduction in revenues, as the benefit is expected to be returned to customers in the future, thus having little net income impact.

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

Revenues, energy deliveries (presented in MWh), and the average number of retail customers consist of the following for the periods presented:

	Three Months Ended September 30,
	2018		2017
Revenues (dollars in millions):
Retail:
Residential	$224	43%	$224	43%
Commercial	171	32	173	34
Industrial	55	10	50	10
Direct access	9	2	10	2
Subtotal	459	87	457	89
Alternative revenue programs, net of amortization	—	—	—	—
Other accrued (deferred) revenues, net	(11)	(2)	(2)	(1)
Total retail revenues	448	85	455	88
Wholesale revenues	67	13	50	10
Other operating revenues	10	2	10	2
Total revenues	$525	100%	$515	100%

Energy deliveries (MWh in thousands):
Retail:
Residential	1,712	27%	1,817	29%
Commercial	1,837	28	1,851	30
Industrial	844	13	752	12
Subtotal	4,393	68	4,420	71
Direct access:
Commercial	170	2	169	3
Industrial	368	6	366	6
Subtotal	538	8	535	9
Total retail energy deliveries	4,931	76	4,955	80
Wholesale energy deliveries	1,529	24	1,224	20
Total energy deliveries	6,460	100%	6,179	100%

Average number of retail customers:
Residential	773,514	88%	763,553	88%
Commercial	110,028	12	108,705	12
Industrial	200	—	200	—
Direct access	604	—	588	—
Total	884,346	100%	873,046	100%

Total revenues for the three months ended September 30, 2018 increased $10 million compared with the three months ended September 30, 2017, as a $17 million increase in Wholesale revenues was partially offset by the reduction in Total retail revenues primarily due to the anticipated refunds that resulted from the TCJA.

The $7 million decrease in Total retail revenues resulted largely from the following:

•
$11 million decrease to reflect the deferral of revenues for estimated refund to customers as a result of the TCJA, which is reflected in the Other accrued (deferred) revenues, net line in the table above. This reduction in revenues is offset with lower income tax expense, resulting in no overall net income impact. See Tax Reform in the Overview section of this Item 2 for further information; and

•
$2 million decrease resulting from 0.5% lower retail energy deliveries. Energy deliveries to residential customers decreased 5.8% reflecting decreased average usage per customer. Energy deliveries to commercial customers declined 0.6%, while industrial deliveries increased 8.4%; partially offset by

•
$3 million increase as a result of the expiration of the credits to customers for the Trojan spent fuel refund at the end of 2017, the effect of which is offset in Depreciation and amortization expense;

•	$2 million increase from the results of the Decoupling mechanism as a $2 million estimated collection was recorded in 2018, as opposed to an immaterial estimated collection in 2017; and

•	$1 million increase that resulted from customer price changes.

For the three months ended September 30, 2018, total heating degree-days were down 12% from the three months ended September 30, 2017, while cooling degree-days were up 1% from the prior year. For the three months ended September 30, 2018, the number of heating degree-days was 9% below the historical average while cooling degree days were 35% above the historical average, indicating a continued long-term trend to overall warmer temperatures compared to historical averages.

The following table indicates the number of heating and cooling degree-days for the three months ended September 30, 2018 and 2017, along with 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2018	2017	Avg.	2018	2017	Avg.
July	2	1	7	289	164	179
August	6	1	7	238	275	182
September	61	76	62	48	132	66
Totals for the quarter	69	78	76	575	571	427
(Decrease)/increase from the 15-year average	(9)%	3%		35%	34%

Wholesale revenues for the three months ended September 30, 2018 increased $17 million, or 34%, from the three months ended September 30, 2017, as a result of a $13 million increase related to a 25% increase in wholesale sales volume and $4 million as a result of 6% higher wholesale prices.

Purchased power and fuel expense increased $2 million, or 1%, for the three months ended September 30, 2018 compared with the three months ended September 30, 2017. This change consisted of an $18 million increase due to a 4% increase in total system load, partially offset by a $16 million decrease due to a 3% decrease in the average variable power cost per MWh.

The decrease in the average variable power cost per MWh to $29.98 per MWh for the three months ended September 30, 2018 from $30.99 per MWh for the three months ended September 30, 2017, was primarily driven by a 5% decrease in average variable power cost per MWh on purchased power due to lower market prices and a 11% decrease in average variable power cost per MWh at PGE’s thermal generation facilities due to lower fuel costs and a larger portion of energy received from PGE’s lower cost generation sources.

Total system load increased 4% due primarily to a 25% increase in wholesale sales energy deliveries as retail loads were down slightly due to unfavorable weather conditions, as well as to take advantage of favorable market conditions.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows for the periods presented:

	Three Months Ended September 30,
	2018		2017
Sources of energy (MWh in thousands):
Generation:
Thermal:
Natural gas	2,777	45%	2,442	41%
Coal	1,054	17	1,404	24
Total thermal	3,831	62	3,846	65
Hydro	258	4	277	5
Wind	475	8	480	8
Total generation	4,564	74	4,603	78
Purchased power:
Term	1,208	20	908	15
Hydro	325	5	332	6
Wind	85	1	83	1
Total purchased power	1,618	26	1,323	22
Total system load	6,182	100%	5,926	100%
Less: wholesale sales	(1,529)		(1,224)
Retail load requirement	4,653		4,702

Energy received from PGE-owned wind generating resources decreased 1% in the three months ended September 30, 2018 compared with the same period of 2017 as a result of less favorable wind conditions. Energy received from these wind generating resources represented 10% of the Company’s retail load requirements for the three months ended September 30, 2018 and 2017. Due to less favorable hydroelectric conditions, energy received from hydro resources during the three months ended September 30, 2018, from both PGE-owned generating plants and purchased from mid-Columbia projects, decreased 4% compared with the same period of 2017, and represented 13% and 13% of the Company’s retail load requirement for the three months ended September 30, 2018 and 2017, respectively.

The following table presents the actual April-to-September 2018 and 2017 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Actual Runoff as a Percent of Normal*
Location	2018	2017
Columbia River at The Dalles, Oregon	98%	98%
Mid-Columbia River at Grand Coulee, Washington	99	98
Clackamas River at Estacada, Oregon	97	97
Deschutes River at Moody, Oregon	96	98

* Volumetric water supply forecasts and historical 30-year averages (as measured over the period from 1981 through 2010) for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three months ended September 30, 2018 decreased $15 million when compared with the three months ended September 30, 2017. The decrease was driven by a 3% decrease in the average variable power cost per MWh, partially offset by a 4% increase in total system load. The increase in wholesale revenues was driven primarily by a 25% increase in wholesale sales volume offset slightly by a 6% increase in the average wholesale sales price. For the three months ended September 30, 2018, actual NVPC was $24 million above the baseline. For the three months ended September 30, 2017, actual NVPC was $22 million above baseline NVPC. For additional information, see “Purchase power and fuel” section of this Item 2.

Administrative and other expense decreased $14 million, or 22%, in the three months ended September 30, 2018 compared with the three months ended September 30, 2017. The decrease was primarily due to $10 million recorded as an expense reduction related to the Carty cash settlement and $2 million lower legal fees.

Depreciation and amortization expense increased $9 million in the three months ended September 30, 2018 compared with the three months ended September 30, 2017. The increase was driven by a $4 million decrease in the amortization credit related to the Trojan spent fuel refund to customers, which was also reflected in revenues, a $4 million increase to asset retirement obligations, and higher depreciation and amortization expense of $3 million resulting from increased capital additions.

Other income, net decreased $3 million for the three months ended September 30, 2018 compared with the three months ended September 30, 2017, due primarily to a decrease in the allowance for equity funds used during construction.

Income tax expense decreased $4 million in the three months ended September 30, 2018 compared with the three months ended September 30, 2017, reflecting effective tax rates of 14.5% and 24.5%, respectively. The decrease in income tax expense was driven by a lower federal corporate tax rate pursuant to the TCJA and higher PTCs, offset by higher pre-tax income prior to application of the effect of the tax deferral.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Revenues, energy deliveries (presented in MWh), and the average number of retail customers consist of the following for the periods presented:

	Nine Months Ended September 30,
	2018		2017
Revenues (dollars in millions):
Retail:
Residential	$699	48%	$715	48%
Commercial	484	33	488	33
Industrial	138	9	143	10
Direct Access	32	2	28	2
Subtotal	1,353	92	1,374	93
Alternative revenue programs, net of amortization	(2)	—	—	—
Other accrued (deferred) revenues, net	(38)	(3)	7	—
Total retail revenues	1,313	89	1,381	93
Wholesale revenues	119	8	79	5
Other operating revenues	35	3	34	2
Total revenues	$1,467	100%	$1,494	100%

Energy deliveries (MWh in thousands):
Retail:
Residential	5,457	31%	5,826	34%
Commercial	5,088	29	5,193	30
Industrial	2,241	12	2,187	13
Subtotal	12,786	72	13,206	77
Direct access:
Commercial	481	3	472	3
Industrial	1,055	6	1,046	6
Subtotal	1,536	9	1,518	9
Total retail energy deliveries	14,322	81	14,724	86
Wholesale energy deliveries	3,444	19	2,336	14
Total energy deliveries	17,766	100%	17,060	100%

Average number of retail customers:
Residential	771,336	88%	761,028	88%
Commercial	108,566	12	107,296	12
Industrial	204	—	198	—
Direct access	599	—	547	—
Total	880,705	100%	869,069	100%

Total revenues for the nine months ended September 30, 2018 decreased $27 million, or 2%, compared with the nine months ended September 30, 2017, consisting primarily of a $68 million decrease in Total retail revenues, partially offset by a $40 million increase in Wholesale revenues.

The change in Retail revenues consisted primarily of the following factors:

•
$38 million reduction resulted from the decrease in retail energy deliveries due largely to the effects of weather on electricity demand, which is reflected predominantly in the Residential revenue line in the table above. Considerably warmer temperatures in the first quarter of 2018 than experienced in 2017, which was colder than average, along with more moderate temperatures in the second and third quarters of 2018 than 2017, combined to drive deliveries lower;

•
$36 million decrease to reflect the deferral of revenues for estimated refund to customers as a result of the TCJA, which is reflected in the Other accrued (deferred) revenues, net line in the table above. This reduction in revenues is offset with lower income tax expense, resulting in no overall net income impact; and

•	$10 million decrease from the results of the Decoupling mechanism as an estimated $2 million refund was recorded in 2018, as opposed to an estimated $8 million collection in 2017; partially offset by

•	$11 million increase as a result of the expiration of the credits to customers for the Trojan spent fuel refund, the effect of which is offset in Depreciation and amortization expense; and

•	$7 million increase in revenues as a result of price changes.

Total heating degree-days for the nine months ended September 30, 2018 were 21% below those for the nine months ended September 30, 2017 and 9% below average, while cooling degree-days, which usually begin during the second calendar quarters, were 1% below the prior year levels although 35% above average.

The following table indicates the number of heating and cooling degree-days for the nine months ended September 30, 2018 and 2017, along with 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2018	2017	Avg.	2018	2017	Avg.
First quarter	1,766	2,171	1,813	—	—	—
Second quarter	471	686	656	116	129	85
Third quarter	69	78	76	575	571	427
Year-to-date	2,306	2,935	2,545	691	700	512
(Decrease)/increase from the 15-year average	(9)%	15%		35%	37%

Wholesale revenues for the nine months ended September 30, 2018 increased $40 million, or 51%, from the nine months ended September 30, 2017, with the increase comprised of $38 million related to a 47% increase in wholesale sales volumes and $2 million related to a 2% increase in average wholesale sales prices. Due to lower retail customer demand and depressed natural gas prices in the first nine months of 2018, the Company economically generated and sold more power into the Wholesale market than in the comparable period of 2017.

Purchased power and fuel expense decreased $23 million, or 5%, for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. This change consisted of $33 million related to a decrease in the average variable power cost per MWh, and a $10 million increase related to total system load.

The $33 million decrease in the average variable power cost to $24.57 per MWh in the nine months ended September 30, 2018 from $26.93 per MWh in the nine months ended September 30, 2017, was driven primarily by a larger portion of total system load provided by the Company’s natural gas-fired generating facilities, which experienced a 29% reduction in the average variable power cost per MWh due to lower natural gas costs, and a 22% increase in energy delivered from the Company’s wind generating resources.

The $10 million increase related to total system load was driven primarily by a 47% increase in wholesale deliveries, partially offset by slightly lower retail energy deliveries.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows for the periods presented:

	Nine Months Ended September 30,
	2018		2017
Sources of energy (MWh in thousands):
Generation:
Thermal:
Natural gas	5,468	32%	3,982	24%
Coal	2,020	12	2,571	16
Total thermal	7,488	44	6,553	40
Hydro	1,125	7	1,353	8
Wind	1,563	9	1,283	8
Total generation	10,176	60	9,189	56
Purchased power:
Term	5,339	31	5,705	35
Hydro	1,331	8	1,332	8
Wind	237	1	207	1
Total purchased power	6,907	40	7,244	44
Total system load	17,083	100%	16,433	100%
Less: wholesale sales	(3,444)		(2,336)
Retail load requirement	13,639		14,097

Energy received from PGE-owned wind generating resources increased 22% in the nine months ended September 30, 2018 compared with the same period of 2017 as a result of more favorable wind conditions. Energy received from these wind generating resources represented 11% and 9% of the Company’s retail load requirements for the nine months ended September 30, 2018 and 2017, respectively. Due to less favorable hydroelectric conditions, energy received from hydro resources during the nine months ended September 30, 2018, from both PGE-owned generating plants and purchased from mid-Columbia projects, decreased 9% compared with the same period of 2017, and represented 18% and 19% of the Company’s retail load requirement for the nine months ended September 30, 2018, and 2017, respectively.

Actual NVPC for the nine months ended September 30, 2018 decreased $62 million when compared with the nine months ended September 30, 2017. The decrease in purchased power and fuel was driven by a 9% decrease in the average variable power cost per MWh, partially offset by a 4% increase in total system load. The overall decrease in actual NVPC was also driven by a 51% increase in wholesale revenues. The change in wholesale revenues was due mostly to a 2% increase in wholesale sales price and a 47% increase in sales volume. For the nine months ended September 30, 2018 and 2017, actual NVPC was $3 million below and $14 million above baseline NVPC, respectively.

Generation, transmission and distribution expense decreased $23 million, or 10%, in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 primarily due to $12 million lower overall storm and service restoration costs, and $7 million lower plant maintenance and overhaul expense.

Administrative and other expense decreased $6 million, or 3%, in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. The decrease was primarily due to $10 million recorded as a result of the Carty cash settlement and $2 million lower legal fees, offset by $7 million higher labor and employee benefit expenses.

Depreciation and amortization expense increased $24 million in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. The increase was primarily driven by a $13 million decrease in the amortization credit related to the Trojan spent fuel refund to customers, which was also reflected in revenues, $9 million increased plant depreciation and software amortization, and a $4 million increase to asset retirement obligations.

Interest expense, net increased $3 million, or 3%, in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017, primarily due to a 3% increase in the average balance of outstanding debt.

Income tax expense decreased $23 million in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017, with effective tax rates of 12.4% and 24.1%, respectively. The decrease in income tax expense was driven by a lower federal corporate tax rate pursuant to the TCJA, offset by higher pre-tax income prior to application of the effect of the tax deferral.

Liquidity and Capital Resources

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2018 through 2022 (in millions, excluding AFDC):

	2018		2019	2020	2021	2022
Ongoing capital expenditures (1)	$612		$569	$500	$500	$500
Customer information system (2)	28		—	—	—	—
Total capital expenditures	$640	(3)	$569	$500	$500	$500
Long-term debt maturities	$—		$300	$—	$100	$—

(1)	Consists primarily of upgrades to, and replacement of, generation, transmission, and distribution infrastructure, as well as new customer connections.

(2)	As of December 31, 2017, total capital expenditures for the customer information system were $114 million, excluding AFDC.

(3)	Includes preliminary engineering and removal costs.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents, beginning of period	$39	$6
Net cash provided by (used in):
Operating activities	536	519
Investing activities	(278)	(369)
Financing activities	(97)	(67)
Increase in cash and cash equivalents	161	83
Cash and cash equivalents, end of period	$200	$89

Cash Flows from Operating Activities — Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, with adjustments for certain non-cash items, such as depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. Net cash flows from operating activities for the nine months ended September 30, 2018 increased $17 million when compared with the nine months ended September 30, 2017. Included in the change were a number of somewhat offsetting components as follows:

•	$24 million increase in Depreciation and amortization primarily due to Trojan spent fuel settlement at the end of 2017;

•	$17 million increase from Decoupling mechanism deferrals, net of amortization;

•	$10 million net increase from the combination of changes in Net income adjusted for non-cash income and expenses and changes in other working capital; and

•	$4 million net increase in Deferred income taxes and Deferral of net benefits due to the TCJA; partially offset by

•	$28 million decrease from changes in Accounts receivable, net and unbilled revenues; and

•	$10 million decrease due to change in Inventory levels.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. PGE estimates that such charges in 2018 will range from $370 million to $380 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $545 million to $595 million.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s generation facilities and transmission and distribution systems. Net cash used in investing activities for the nine months ended September 30, 2018 decreased $91 million when compared with the nine months ended September 30, 2017, largely due to the cash proceeds received from the Carty settlement.

The Company plans to make capital expenditures of $640 million, excluding AFDC, in 2018, which it expects to fund with cash to be generated from operations during 2018, as discussed above, as well as with proceeds received from the settlement of the Carty matter and the issuance of debt securities. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the nine months ended September 30, 2018, a net use of cash resulted from financing activities primarily for the payment of dividends of $93 million. During the nine months ended September 30, 2017, net cash used in financing activities consisted primarily of the payment of dividends of $87 million.

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

Common stock dividends declared during 2018 consist of the following:

			Dividends
			Declared Per
Declaration Date	Record Date	Payment Date	Common Share
February 14, 2018	March 26, 2018	April 16, 2018	$0.3400
April 25, 2018	June 25, 2018	July 16, 2018	0.3625
July 25, 2018	September 25, 2018	October 15, 2018	0.3625
October 24, 2018	December 26, 2018	January 15, 2019	0.3625

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

For 2018, PGE expects to fund estimated capital requirements with cash from operations, which is expected to range from $545 million to $595 million, proceeds from the Carty settlement of $130 million, issuances of debt securities of up to $75 million, and the issuance of commercial paper, as needed. The actual timing and amount of any such issuances of debt and commercial paper will be dependent upon the timing and amount of capital expenditures.

Short-term Debt. PGE has approval from the FERC to issue short-term debt up to a total of $900 million through February 6, 2020.

As of September 30, 2018, PGE had a $500 million revolving credit facility scheduled to expire in November 2021. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility.

Under the revolving credit facility, as of September 30, 2018, PGE had no borrowings outstanding, and no commercial paper or letters of credit issued. As a result, the aggregate, unused available credit capacity was $500 million.

In addition, PGE has four letter of credit facilities under which the Company can request letters of credit for original terms not to exceed one year. These facilities provide for a total capacity of $220 million. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $59 million were outstanding as of September 30, 2018.

Long-term Debt. As of September 30, 2018, total long-term debt outstanding, net of $9 million of unamortized debt expense, was $2,427 million, with $300 million scheduled maturities classified as current. During the nine months ended September 30, 2018, PGE did not enter into any long-term debt transactions.

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including any current debt maturities) of approximately 50%, over time. Achievement of this objective helps the Company maintain investment grade credit ratings and facilitates access to long-term capital at favorable interest rates. The Company’s common equity ratio was 50.1% and 49.4% as of September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018, PGE had $28 million of collateral posted with these counterparties, consisting of $5 million in cash and $23 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of September 30, 2018, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade was $51 million, and decreases to $26 million by December 31, 2018 and to $13 million by December 31, 2019. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade was $131 million at September 30, 2018 and decreases to $100 million by December 31, 2018 and to $71 million by December 31, 2019.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facility would increase.

The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on September 30, 2018, under the most restrictive issuance test in the Indenture, the Company could have issued up to $1.1 billion of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of September 30, 2018, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 51.2%.

Off-Balance Sheet Arrangements

PGE has no off-balance sheet arrangements, other than outstanding letters of credit from time to time, that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

PGE’s contractual obligations for 2018 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018. For such obligations, there have been no material changes outside the ordinary course of business as of September 30, 2018, except for the following:

•
Due to the incorporation of asset returns for 2017 into the forecasted obligation requirements, PGE expects contributions to the pension plan of $12 million in 2018, none in 2019, $35 million in 2020, $22 million in 2021, and $27 million in 2022; and

•
PGE currently leases its corporate headquarters, however, in May 2018, PGE committed to purchase the corporate headquarters building for $45 million. The OPUC approved the purchase, which is expected to close in November 2018, with the building recorded as a non-utility asset.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, these disclosure controls and procedures were effective.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	October 25, 2018	By:	/s/ James F. Lobdell
James F. Lobdell
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)