Form 10-Q
period 2019-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2019-08-02
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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
121 SW Salmon Street
Portland, Oregon 97204
(503) 464-8000
(Address of principal executive offices, including zip code, and registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Trading Symbol)	(Name of exchange on which registered)
Common Stock, no par value	POR	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes [x] No

Number of shares of common stock outstanding as of July 26, 2019 is 89,371,751 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Revenues, net	$462	$449	$1,032	$944
Alternative revenue programs, net of amortization	(2)	—	1	(2)
Total revenues	460	449	1,033	942
Operating expenses:
Purchased power and fuel	105	104	284	234
Generation, transmission and distribution	86	71	163	140
Administrative and other	78	70	149	139
Depreciation and amortization	101	93	202	185
Taxes other than income taxes	33	31	67	64
Total operating expenses	403	369	865	762
Income from operations	57	80	168	180
Interest expense, net	31	31	63	62
Other income:
Allowance for equity funds used during construction	2	2	5	6
Miscellaneous income, net	—	1	2	—
Other income, net	2	3	7	6
Income before income tax expense	28	52	112	124
Income tax expense	3	6	14	14
Net income	25	46	98	110
Other comprehensive income	1	—	2	—
Comprehensive income	$26	$46	$100	$110

Weighted-average common shares outstanding (in thousands):
Basic	89,357	89,215	89,333	89,188
Diluted	89,561	89,215	89,537	89,188

Earnings per share:
Basic	$0.28	$0.51	$1.10	$1.23
Diluted	$0.28	$0.51	$1.09	$1.23

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$11	$119
Accounts receivable, net	150	193
Unbilled revenues	72	96
Inventories	101	84
Regulatory assets—current	37	61
Other current assets	69	90
Total current assets	440	643
Electric utility plant, net	6,952	6,887
Regulatory assets—noncurrent	380	401
Nuclear decommissioning trust	46	42
Non-qualified benefit plan trust	37	36
Other noncurrent assets	142	101
Total assets	$7,997	$8,110

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	June 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119	$168
Liabilities from price risk management activities—current	40	55
Short-term debt	17	—
Current portion of long-term debt	—	300
Current portion of finance lease obligation	17	—
Accrued expenses and other current liabilities	247	268
Total current liabilities	440	791
Long-term debt, net of current portion	2,377	2,178
Regulatory liabilities—noncurrent	1,365	1,355
Deferred income taxes	379	369
Unfunded status of pension and postretirement plans	312	307
Liabilities from price risk management activities—noncurrent	76	101
Asset retirement obligations	199	197
Non-qualified benefit plan liabilities	101	103
Finance lease obligations, net of current portion	137	—
Other noncurrent liabilities	69	203
Total liabilities	5,455	5,604
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, no par value, 160,000,000 shares authorized; 89,371,560 and 89,267,959 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,215	1,212
Accumulated other comprehensive loss	(7)	(7)
Retained earnings	1,334	1,301
Total shareholders’ equity	2,542	2,506
Total liabilities and shareholders’ equity	$7,997	$8,110

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$98	$110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202	185
Deferred income taxes	6	6
Pension and other postretirement benefits	12	13
Allowance for equity funds used during construction	(5)	(6)
Decoupling mechanism deferrals, net of amortization	(1)	2
(Amortization) Deferral of net benefits due to Tax Reform	(11)	25
Other non-cash income and expenses, net	21	4
Changes in working capital:
Decrease in accounts receivable and unbilled revenues	63	26
(Increase) in inventories	(17)	(7)
Decrease in margin deposits, net	11	4
(Decrease) in accounts payable and accrued liabilities	(65)	(20)
Other working capital items, net	16	13
Other, net	(16)	(17)
Net cash provided by operating activities	314	338

Cash flows from investing activities:
Capital expenditures	(271)	(266)
Sales of Nuclear decommissioning trust securities	7	6
Purchases of Nuclear decommissioning trust securities	(5)	(5)
Other, net	(2)	—
Net cash used in investing activities	(271)	(265)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	200	—
Payments on long-term debt	(300)	—
Issuance of commercial paper, net	17	—
Dividends paid	(65)	(61)
Other	(3)	(3)
Net cash used in financing activities	(151)	(64)
(Decrease) increase in cash and cash equivalents	(108)	9
Cash and cash equivalents, beginning of period	119	39
Cash and cash equivalents, end of period	$11	$48

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$60	$58
Cash paid for income taxes	20	10

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to obtain reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. The Company’s corporate headquarters is located in Portland, Oregon and its four thousand square mile, state-approved service area allocation, located entirely within the State of Oregon, encompasses 51 incorporated cities. As of June 30, 2019, PGE served 888 thousand retail customers within a service area of 1.9 million residents, comprising 46% of the state’s population.

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

The financial information included herein as of and for the three and six months ended June 30, 2019 and 2018 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of normal recurring nature, unless otherwise noted. The financial information as of December 31, 2018 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 15, 2019, which should be read in conjunction with such condensed consolidated financial statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three and six months ended June 30, 2019 and 2018.

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

In August 2018, the FASB issued ASU 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. For calendar year-end entities, the update will be effective for annual periods beginning on January 1, 2020. Early adoption is permitted, including adoption in an interim period. The amendments in this update may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. PGE is in the process of evaluating potential impacts of these amendments and does not plan to early adopt.

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

Recently Adopted Accounting Pronouncements

On January 1, 2019, PGE adopted ASU 2016-02, Leases (Topic 842), which supersedes the current lease accounting requirements for lessees and lessors within Topic 840, Leases. The Company elected the practical expedient provided under ASU 2018-11, Leases (Topic 842) Targeted Improvements, which amended ASU 2016-02 to provide entities an optional transition practical expedient to adopt the new standard with a cumulative effect adjustment as of the beginning of the year of adoption with prior year comparative financial information and disclosures remaining as previously reported. As a result, no adjustments were made to the balance sheet prior to January 1, 2019 and amounts are reported in accordance with historical accounting under Topic 840, while the balance sheet as of June 30, 2019 is presented under Topic 842. The Company also elected the practical expedient provided under ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amended ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842, existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. Effective January 1, 2019, PGE evaluates new or modified land easements under Topic 842.

PGE's transition to the new lease standard did not result in a material adjustment to beginning retained earnings and the Company expects the adoption of the new standard to have an immaterial impact to its results of operations on

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

an ongoing basis. Upon transition, PGE elected to reassess all arrangements that may contain a lease and their resulting lease classification which resulted in the following balance sheet adjustments as of January 1, 2019: i) the recognition of right-of-use assets and liabilities from operating and finance leases of $44 million pursuant to the new standard; ii) the derecognition of existing build-to-suit assets and liabilities of $131 million that were no longer considered to meet build-to-suit criteria under Topic 842 and were not recognized on the Company’s balance sheet until commencement, which occurred in the second quarter of 2019; and iii) the derecognition of $49 million in lease assets and liabilities related to an existing gas pipeline lateral capital lease that no longer met the definition of a lease under the new standard. The following table illustrates the adjustments made upon adoption of Topic 842 and the corresponding line items affected on the Company’s condensed consolidated balance sheets (in millions):

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

On January 1, 2019 PGE adopted ASU 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the United States Tax Cuts and Jobs Act of 2017 (TCJA). The amendments only relate to the reclassification of the income tax effects of the TCJA, and therefore the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. As a result, PGE reclassified $2 million from Accumulated other compressive loss to Retained earnings during the period of adoption rather than applying the standard retrospectively. The implementation did not result in a material impact to the results of operation, financial position or statements of cash flows.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Retail:
Residential	$205	$207	$495	$475
Commercial	158	162	312	313
Industrial	50	39	94	83
Direct access customers	10	13	21	23
Subtotal	423	421	922	894
Alternative revenue programs, net of amortization	(2)	—	1	(2)
Other accrued (deferred) revenues, net(1)	6	(10)	13	(27)
Total retail revenues	427	411	936	865
Wholesale revenues(2)	16	24	53	52
Other operating revenues	17	14	44	25
Total revenues	$460	$449	$1,033	$942

(1) Amounts for the three months ended June 30, 2019 and 2018 primarily comprised of $5 million of amortization and $10 million of deferral, respectively, related to the 2018 net tax benefits due to the change in corporate tax rate under the TCJA. Amounts for the six months ended June 30, 2019 and 2018 primarily comprised of $11 million of amortization and $25 million of deferral, respectively, related to the 2018 net tax benefits due to the change in corporate tax rate under the TCJA.
(2) Wholesale revenues include $2 million and $4 million related to electricity commodity contract derivative settlements for the three months ended June 30, 2019 and 2018, respectively, and $13 million and $6 million, respectively, for the six months ended June 30, 2019 and 2018. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers. For further information, see Note 5, Risk Management.

Retail Revenues

The Company’s primary revenue source is the sale of electricity to customers at regulated tariff-based prices. Retail customers are classified as residential, commercial, or industrial. Residential customers include single-family housing, multiple-family housing (such as apartments, duplexes, and town homes), manufactured homes, and small farms. Residential demand is sensitive to the effects of weather, with demand highest during the winter heating and summer cooling seasons. Commercial customers consist of non-residential customers who accept energy deliveries at voltages equivalent to those delivered to residential customers. Commercial customers include most businesses, small industrial companies, and public street and highway lighting accounts. Industrial customers consist of non-residential customers who accept delivery at higher voltages than commercial customers. Demand from industrial customers is primarily driven by economic conditions, with weather having little impact on energy use by this customer class.
In accordance with state regulations, PGE’s retail customer prices are based on the Company’s cost of service and are determined through general rate case proceedings and various tariff filings with the Public Utility Commission

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

of Oregon (OPUC). Additionally, the Company offers pricing options that include a daily market price option, various time-of-use options, and several renewable energy options.
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
PGE’s obligation to sell electricity to retail customers generally represents a single performance obligation representing a series of distinct services that are substantially the same and have the same pattern of transfer to the customer that is satisfied over time as customers simultaneously receive and consume the benefits provided. PGE applies the invoice method to measure its progress towards satisfactorily completing its performance obligations.
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
Wholesale Revenues
PGE participates in the wholesale electricity marketplace in order to balance its supply of power to meet the needs of its retail customers. Interconnected transmission systems in the western United States serve utilities with diverse load requirements and allow the Company to purchase and sell electricity within the region depending upon the relative price and availability of power, hydro, solar and wind conditions, and daily and seasonal retail demand.
PGE’s Wholesale revenues are primarily short-term electricity sales to utilities and power marketers that consist of single performance obligations satisfied as energy is transferred to the counterparty. The Company may choose to net certain purchase and sale transactions in which it would simultaneously receive and deliver physical power with the same counterparty; in such cases, only the net amount of those purchases or sales required to meet retail and wholesale obligations will be physically settled and recorded in Wholesale revenues.
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

Other Current Assets

Other current assets consist of the following (in millions):

	June 30, 2019	December 31, 2018
Prepaid expenses	$35	$54
Assets from price risk management activities	20	20
Margin deposits	5	16
Other	9	—
Other current assets	$69	$90

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	June 30, 2019	December 31, 2018
Electric utility plant	$10,684	$10,344
Construction work-in-progress	219	346
Total cost	10,903	10,690
Less: accumulated depreciation and amortization	(3,951)	(3,803)
Electric utility plant, net	$6,952	$6,887

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $334 million and $302 million as of June 30, 2019 and December 31, 2018, respectively. Amortization expense related to intangible assets was $17 million and $33 million for the three and six months ended June 30, 2019, respectively, and $14 million and $27 million for the three and six months ended June 30, 2018, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	June 30, 2019			December 31, 2018
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$20		$73	$32		$99
Pension and other postretirement plans	—		217	—		222
Debt issuance costs	—		19	—		16
Trojan decommissioning activities	—		25	—		26
Other	17		46	29		38
Total regulatory assets	$37		$380	$61		$401
Regulatory liabilities:
Asset retirement removal costs	$—		$1,001	$—		$979
Deferred income taxes	—		265	—		267
Trojan decommissioning activities	2		—	1		—
Asset retirement obligations	—		54	—		53
Tax Reform Deferral(1)	22		12	23		22
Other	13		33	12		34
Total regulatory liabilities	$37	(2)	$1,365	$36	(2)	$1,355

(1) Related to the deferral of the 2018 net tax benefits due to the change in corporate tax rate under TCJA, including interest.
(2) Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	June 30, 2019	December 31, 2018
Accrued employee compensation and benefits	$58	$66
Accrued taxes payable	29	34
Accrued interest payable	25	27
Accrued dividends payable	35	34
Regulatory liabilities—current	37	36
Other	63	71
Total accrued expenses and other current liabilities	$247	$268

Credit Facilities

As of December 31, 2018, PGE had a $500 million revolving credit facility scheduled to terminate in November 2021. On January 16, 2019, PGE executed an amendment to the credit facility extending the termination date to November 14, 2022 and allowing for unlimited extensions, provided that lenders with a pro-rata share of more than 50% approve the extension request. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, as backup for commercial paper borrowings, and to permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on PGE’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of June 30, 2019, PGE was in compliance with this covenant with a 50.3% debt-to-total capital ratio.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility.

PGE classifies any borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

Under the revolving credit facility, as of June 30, 2019, PGE had no borrowings outstanding and $17 million of commercial paper issued. As a result, the aggregate unused available credit capacity under the revolving credit facility was $483 million.

In addition, PGE has four letter of credit facilities that provide a total capacity of $220 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $60 million were outstanding as of June 30, 2019. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

Pursuant to an order issued by the FERC, the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2020.

Long-term Debt

On April 12, 2019, PGE issued $200 million of 4.30% Series First Mortgage Bonds (FMBs) due in 2049. Proceeds from the transaction were used to repay the $300 million current portion of long-term debt on April 15, 2019.

Defined Benefit Pension Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$4	$5	$8	$10
Interest cost*	9	8	17	16
Expected return on plan assets*	(10)	(11)	(20)	(21)
Amortization of net actuarial loss*	2	4	5	8
Net periodic benefit cost	$5	$6	$10	$13

* The expense portion of non-service cost components are included in Miscellaneous income, net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate fair value as of June 30, 2019 and December 31, 2018. PGE then classifies these financial assets and liabilities based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

PGE recognizes transfers between levels in the fair value hierarchy as of the end of the reporting period for all its financial instruments. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels during the three and six months ended June 30, 2019 and 2018, except those presented in this note.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Other(2)	Total
Assets:
Cash equivalents	$11	$—	$—	$—	$11
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	10	13	—	—	23
Corporate credit	—	12	—	—	12
Money market funds measured at NAV (2)	—	—	—	11	11
Non-qualified benefit plan trust: (3)
Money market funds	1	—	—	—	1
Equity securities	6	—	—	—	6
Debt securities—domestic government	1	—	—	—	1
Price risk management activities: (1) (4)
Electricity	—	14	1	—	15
Natural gas	—	7	1	—	8
	$29	$46	$2	$11	$88
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$8	$69	$—	$77
Natural gas	—	34	5	—	39
	$—	$42	$74	$—	$116

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.

(3)	Excludes insurance policies of $29 million, which are recorded at cash surrender value.

(4)	For further information, see Note 5, Risk Management.

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

Cash equivalents are highly liquid investments with maturities of three months or less at the date of acquisition and primarily consist of money market funds. Such funds seek to maintain a stable net asset value and are comprised of short-term, government funds. Policies of such funds require that the weighted average maturity of securities holdings of such funds do not exceed 90 days and provide investors with the ability to redeem shares of the funds daily at their respective net asset value. These cash equivalents are classified as Level 1 in the fair value hierarchy due to the availability of quoted prices for identical assets in an active market as of the measurement date. Principal markets for money market fund prices include published exchanges such as the National Association of Securities Dealers Automated Quotations (NASDAQ) and the New York Stock Exchange (NYSE).

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

Assets and liabilities from price risk management activities are recorded at fair value in PGE’s condensed consolidated balance sheets and consist of derivative instruments entered into by the Company to manage its risk exposure to commodity price and foreign currency exchange rate and to reduce volatility in net variable power costs (NVPC) for the Company’s retail customers. For additional information regarding these assets and liabilities, see Note 5, Risk Management.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of June 30, 2019
Electricity physical forwards	$1	$68	Discounted cash flow	Electricity forward price (per MWh)	$13.63	$78.80	$51.43
Natural gas financial swaps	1	5	Discounted cash flow	Natural gas forward price (per Decatherm)	1.03	3.67	1.67
Electricity financial futures	—	1	Discounted cash flow	Electricity forward price (per MWh)	24.79	60.25	37.17
	$2	$74
As of December 31, 2018
Electricity physical forwards	$3	$84	Discounted cash flow	Electricity forward price (per MWh)	$14.60	$69.00	$45.00
Natural gas financial swaps	—	7	Discounted cash flow	Natural gas forward price (per Decatherm)	0.95	4.64	1.82
	$3	$91

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance as of the beginning of the period	$70	$134	$88	$139
Net realized and unrealized (gains)/losses*	3	(4)	(16)	(8)
Transfers out of Level 3 to Level 2	(1)	(1)	—	(2)
Balance as of the end of the period	$72	$129	$72	$129

* Both realized and unrealized (gains)/losses, of which the unrealized portion is fully offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the three and six months ended June 30, 2019 and 2018, there were no transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers in and out of Level 3 at the end of the reporting period for all of its derivative instruments.

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

As of June 30, 2019, the carrying amount of PGE’s long-term debt was $2,377 million, net of $10 million of unamortized debt expense, and its estimated aggregate fair value was $2,651 million. As of December 31, 2018, the carrying amount of PGE’s long-term debt was $2,478 million, net of $10 million of unamortized debt expense, and its estimated aggregate fair value was $2,760 million.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

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

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	June 30, 2019	December 31, 2018
Current assets:
Commodity contracts:
Electricity	$15	$11
Natural gas	5	7
Total current derivative assets*	20	18
Noncurrent assets:
Commodity contracts:
Electricity	—	1
Natural gas	3	1
Total noncurrent derivative assets	3	2
Total derivative assets not designated as hedging instruments	$23	$20
Total derivative assets	$23	$20
Current liabilities:
Commodity contracts:
Electricity	$14	$16
Natural gas	26	35
Total current derivative liabilities	40	51
Noncurrent liabilities:
Commodity contracts:
Electricity	63	78
Natural gas	13	23
Total noncurrent derivative liabilities	76	101
Total derivative liabilities not designated as hedging instruments	$116	$152
Total derivative liabilities	$116	$152

* Included in Other current assets on the condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	June 30, 2019		December 31, 2018
Commodity contracts:
Electricity	6	MWh	5	MWh
Natural gas	142	Decatherms	123	Decatherms
Foreign currency	$21	Canadian	$18	Canadian

PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of June 30, 2019, and December 31, 2018, gross amounts included as Price risk management liabilities subject to master netting agreements were $72 million and $88 million, respectively, for which PGE posted collateral of $11 million in each period, which consisted entirely of letters of credit. As of June 30, 2019, of the gross amounts recognized, $68 million was for electricity and $4 million was for natural gas compared to $84 million for electricity and $4 million for natural gas recognized as of December 31, 2018.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Purchased power and fuel in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Commodity contracts:
Electricity	$6	$(3)	$(18)	$(2)
Natural Gas	21	—	(4)	14
Foreign currency exchange	—	1	—	1

Net unrealized and certain net realized losses (gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended June 30, 2019 and 2018, net losses of $30 million and net gains of $9 million, respectively, have been offset. Net gains of $19 million and net losses of $6 million have been offset for the six months ended June 30, 2019 and 2018, respectively.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss (gain) recorded as of June 30, 2019 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total
Commodity contracts:
Electricity	$(6)	$8	$6	$6	$6	$42	$62
Natural gas	15	11	4	1	—	—	31
Net unrealized loss	$9	$19	$10	$7	$6	$42	$93

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2019 was $109 million, for which PGE has posted $21 million in collateral, consisting entirely of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered at June 30, 2019, the cash requirement to either post as collateral or settle the instruments immediately would have been $103 million. As of June 30, 2019, PGE had no cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheet.

Counterparties representing 10% or more of assets and liabilities from price risk management activities were as follows:

	June 30, 2019	December 31, 2018
Assets from price risk management activities:
Counterparty A	57%	42%
Counterparty B	6	15
	63%	57%
Liabilities from price risk management activities:
Counterparty C	59%	56%

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE is required to make cash payments to settle the interest rate swap derivatives when the fixed rates are higher than prevailing market rates at the date of settlement. Conversely, PGE receives cash to settle its interest rate swap derivatives when prevailing market rates at the time of settlement exceed the fixed swap rates. Until settlement, the interest rate swaps are carried at fair value as a derivative asset or liability with the corresponding offset recorded as either a regulatory liability or regulatory asset, respectively. The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swaps. As of June 30, 2019, the Company had no outstanding interest rate swaps. As of December 31, 2018, the fair value of the interest rate swaps was a $4 million liability, which was recorded in Liabilities from price risk management activities - current on the Company’s condensed consolidated balance sheets. The swaps settled at a $5 million loss in January 2019, which has been recorded in Regulatory assets - noncurrent on the condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2019, unvested performance-based restricted stock units and related dividend equivalent rights of 267 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 231 thousand shares excluded for the three and six months ended June 30, 2018.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average common shares outstanding—basic	89,357	89,215	89,333	89,188
Dilutive effect of potential common shares	204	—	204	—
Weighted-average common shares outstanding—diluted	89,561	89,215	89,537	89,188

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three and six-month periods ended June 30, 2019 and 2018 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2018	89,267,959	$1,212	$(7)	$1,301	$2,506
Issuances of shares pursuant to equity-based plans	88,352	—	—	—	—
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.3625 per share)	—	—	—	(32)	(32)
Net income	—	—	—	73	73
Reclassification of stranded tax effects due to Tax Reform	—	—	(2)	2	—
Balances as of March 31, 2019	89,356,311	$1,212	$(8)	$1,344	$2,548
Issuances of shares pursuant to equity-based plans	15,249	1	—	—	1
Stock-based compensation	—	2	—	—	2
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.3850 per share)	—	—	—	(35)	(35)
Net income	—	—	—	25	25
Balances as of June 30, 2019	89,371,560	$1,215	$(7)	$1,334	$2,542

Balances as of December 31, 2017	89,114,265	$1,207	$(8)	$1,217	$2,416
Issuances of shares pursuant to equity-based plans	99,854	—	—	—	—
Stock-based compensation	—	(1)	—	—	(1)
Dividends declared ($0.3400 per share)	—	—	—	(30)	(30)
Net income	—	—	—	64	64
Balances as of March 31, 2018	89,214,119	$1,206	$(8)	$1,251	$2,449
Issuances of shares pursuant to equity-based plans	24,087	—	—	—	—
Stock-based compensation	—	2	—	—	2
Dividends declared ($0.3625 per share)	—	—	—	(32)	(32)
Net income	—	—	—	46	46
Balances as of June 30, 2018	89,238,206	$1,208	$(8)	$1,265	$2,465

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

A loss contingency will also be disclosed when it is reasonably possible that an asset has been impaired or a liability incurred if the estimate or range of potential loss is material. If a probable or reasonably possible loss cannot be determined, then PGE: i) discloses an estimate of such loss or the range of such loss, if the Company is able to determine such an estimate; or ii) discloses that an estimate cannot be made and the reasons why the estimate cannot be made.

If an asset has been impaired or a liability incurred after the financial statement date, but prior to the issuance of the financial statements, the loss contingency is disclosed, if material, and the amount of any estimated loss is recorded in either the current or the subsequent reporting period, depending on the nature of the underlying event.

PGE evaluates, on a quarterly basis, developments in such matters that could affect the amount of any accrual, as well as the likelihood of developments that would make a loss contingency both probable and reasonably estimable. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves a series of complex judgments about future events. Management is often unable to estimate a reasonably possible loss, or a range of loss, particularly in cases in which: i) the damages sought are indeterminate or the basis for the damages claimed is not clear; ii) the proceedings are in the early stages; iii) discovery is not complete; iv) the matters involve novel or unsettled legal theories; v) significant facts are in dispute; vi) a large number of parties are represented (including circumstances in which it is uncertain how liability, if any, would be shared among multiple defendants); or vii) a wide range of potential outcomes exist. In such cases, there may be considerable uncertainty regarding the timing or ultimate resolution, including any possible loss, fine, penalty, or business impact.

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

The EPA finalized the feasibility study, along with the remedial investigation, and the results provided the framework for the EPA to determine a clean-up remedy for Portland Harbor that was documented in a Record of Decision (ROD) issued in January 2017. The ROD outlined the EPA’s selected remediation plan for clean-up of the

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Portland Harbor site, which had an estimated total cost of $1.7 billion, comprised of $1.2 billion related to remediation construction costs and $0.5 billion related to long-term operation and maintenance costs, for a combined discounted present value of $1.1 billion. Remediation construction costs were estimated to be incurred over a 13-year period, with long-term operation and maintenance costs estimated to be incurred over a 30-year period from the start of construction. The EPA acknowledged the estimated costs were based on data that was outdated and that pre-remedial design sampling was necessary to gather updated baseline data to better refine the remedial design and estimated cost. A small group of PRPs performed pre-remedial design sampling to update baseline data and has submitted the data and conclusions in a report to the EPA for review. It is unclear to what extent the results of the sampling will impact the scope and cost of remediation.

PGE continues to participate in a voluntary process to determine an appropriate allocation of costs amongst the PRPs. Significant uncertainties remain surrounding facts and circumstances that are integral to the determination of such an allocation percentage, including the final selection of a proposed remedy by the EPA, results of the pre-remedial design sampling, a final allocation methodology, and data with regard to property specific activities and history of ownership of sites within Portland Harbor that will inform the precise boundaries for clean-up. It is probable that PGE will share in a portion of the costs related to Portland Harbor. However, based on the above facts and remaining uncertainties, PGE does not currently have sufficient information to reasonably estimate the amount, or range, of its potential liability or determine an allocation percentage that represents PGE’s portion of the liability to clean-up Portland Harbor, although such costs could be material to PGE’s financial position.

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

The impact of such costs to the Company’s results of operations is mitigated by the Portland Harbor Environmental Remediation Account (PHERA) mechanism. As approved by the OPUC in 2017, the PHERA allows the Company to defer and recover incurred environmental expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, such as insurance recoveries, and if necessary, through customer prices. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds. Annual expenditures in excess of $6 million, excluding expenses related to contingent liabilities, are subject to an annual earnings test and would be ineligible for recovery to the extent PGE’s actual regulated return on equity exceeds its return on equity as authorized by the OPUC in PGE’s most recent general rate case. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or ineligible per the prescribed earnings test. The Company plans to seek recovery of any costs resulting from EPA’s determination of liability for Portland Harbor through application of the PHERA. At this time, PGE is not recovering any Portland Harbor cost from the PHERA through customer prices.

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

In 2003, in two separate legal proceedings, lawsuits were filed against PGE on behalf of two classes of electric service customers: i) Dreyer, Gearhart and Kafoury Bros., LLC v. Portland General Electric Company, Marion County Circuit Court (Circuit Court); and ii) Morgan v. Portland General Electric Company, Marion County Circuit Court. The class action lawsuits seek damages totaling $260 million, plus interest, as a result of the Company’s inclusion, in prices charged to customers, of a return on its investment in Trojan.

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

In 2015, based on a motion filed by PGE, the Circuit Court lifted the abatement on the class action proceedings and heard oral argument on the Company’s motion for Summary Judgment. In March 2016, the Circuit Court entered a general judgment that granted the Company’s motion for Summary Judgment and dismissed all claims by the plaintiffs. In April 2016, the plaintiffs appealed the Circuit Court dismissal to the Court of Appeals for the State of Oregon. A Court of Appeals decision remains pending.

PGE believes that the 2014 OSC decision and the Circuit Court decisions that followed have reduced the risk of any loss to the Company beyond the amounts previously recorded and refunds discussed above. However, because the class actions remain subject to a decision in the appeal, management believes that it is reasonably possible that such a loss to the Company could result. As these matters involve unsettled legal theories and have a broad range of potential outcomes, sufficient information is currently not available to determine the amount of any such loss.

Deschutes River Alliance Clean Water Act Claims

In 2016, the Deschutes River Alliance (DRA) filed a lawsuit against the Company (Deschutes River Alliance v. Portland General Electric Company, U.S. District Court of the District of Oregon) that sought injunctive and declaratory relief against PGE under the Clean Water Act (CWA) related to alleged past and continuing violations of the CWA. Specifically, DRA claimed PGE had violated certain conditions contained in PGE’s Water Quality Certification for the Pelton Round Butte Hydroelectric Project (Project) related to dissolved oxygen, temperature, and measures of acidity or alkalinity of the water. DRA alleged the violations were related to PGE’s operation of the Selective Water Withdrawal (SWW) facility at the Project.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The SWW, located above Round Butte Dam on the Deschutes River in central Oregon, is, among other things, designed to blend water from the surface with water near the bottom of the reservoir and was constructed and placed into service in 2010, as part of the FERC license requirements, for the purpose of restoration and enhancement of native salmon and steelhead fisheries above the Project. DRA alleged that PGE’s operation of the SWW had caused the above-referenced violations of the CWA, which in turn had degraded the fish and wildlife habitat of the Deschutes River below the Project and harmed the economic and personal interests of DRA’s members and supporters.

In March and April 2018, DRA and PGE filed cross-motions for summary judgment and PGE and the Confederated Tribes of Warm Springs (CTWS), which co-own the Project, filed separate motions to dismiss. CTWS initially appeared as a friend of the court, but subsequently was found to be a necessary party to the lawsuit and joined as a defendant.

In August 2018, the U.S. District Court of the District of Oregon (District Court) denied DRA’s motions for partial summary judgment and granted PGE’s and CTWS’s cross-motions for summary judgment, ruling in favor of PGE and CTWS. The District Court found that DRA had not shown a genuine dispute of material fact sufficient to support its contention that PGE and CTWS were operating the Project in violation of the CWA, and accordingly dismissed the case.

In October 2018, DRA filed an appeal to the Ninth Circuit Court of Appeals. Briefing has been rescheduled to begin in November 2019.

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

NOTE 9: GUARANTEES

PGE enters into financial agreements and power and natural gas purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of June 30, 2019, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes regulatory flow-through adjustments, tax credits, and other items, applied to the Company’s year-to-date, pre-tax income. The significant differences between the U.S. Federal statutory rate and PGE’s effective tax rate are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Federal tax credits*	(15.1)	(17.0)	(13.3)	(17.5)
State and local taxes, net of federal tax benefit	6.5	6.5	6.5	6.5
Flow through depreciation and cost basis differences	0.4	(2.2)	1.4	(3.4)
Excess deferred tax amortization	(2.7)	—	(3.2)	—
Other	0.6	3.2	0.1	4.7
Effective tax rate	10.7%	11.5%	12.5%	11.3%

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

Carryforwards

Federal tax credit carryforwards as of June 30, 2019 and December 31, 2018 were $58 million and $52 million, respectively. These credits consist of PTCs, which will expire at various dates through 2039. PGE believes that it is more likely than not that its deferred income tax assets as of June 30, 2019 will be realized; accordingly, no valuation allowance has been recorded. As of June 30, 2019, and December 31, 2018, PGE had no unrecognized tax benefits.

NOTE 11: LEASES

PGE determines if an arrangement is a lease at inception and whether the arrangement is classified as an operating or finance lease. At commencement of the lease, PGE records a right-of-use (ROU) asset and lease liability in the condensed consolidated balance sheets based on the present value of lease payments over the term of the arrangement. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent PGE's obligation to make lease payments arising from the lease. If the implicit rate is not readily determinable in the contract, PGE uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Contract terms may include options to extend or terminate the lease, and, when the Company deems it is reasonably certain that PGE will exercise that option, it is included in the ROU asset and lease liability.

Operating leases will reflect lease expense on a straight-line basis, while finance leases will result in the separate presentation of interest expense on the lease liability and amortization expense of the ROU asset. Any material differences between expense recognition and timing of payments will be deferred as a regulatory asset or liability in order to match what is being recovered in customer prices for ratemaking purposes.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE does not record leases with a term of 12-months or less in the condensed consolidated balance sheet. Total short-term lease costs for the three and six months ended June 30, 2019 are immaterial. PGE has lease agreements with lease and non-lease components, which are accounted for separately.

The Company’s leases relate primarily to the use of land, support facilities, gas storage, and power purchase agreements that rely on identified plant. Variable payments are generally related to gas storage and power purchase agreements for components dependent upon variable factors, such as energy production and property taxes, and are not included in the determination of the present value of lease payments.

The components of lease cost were as follows (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost	$2	$3

Finance lease cost:
Amortization of right-of-use assets	$1	$1
Interest on lease liabilities	1	1
Total finance lease cost	$2	$2

Variable lease cost	$2	$11

Supplemental information related to amounts and presentation of leases in the condensed consolidated balance sheets is presented below (in millions):

	Balance Sheet Classification	June 30, 2019
Operating Leases:
Operating lease right-of-use assets	Other noncurrent assets	$40

Current liabilities	Accrued expenses and other current liabilities	5
Noncurrent liabilities	Other noncurrent liabilities	35
Total operating lease liabilities		$40

Finance Leases:
Finance lease right-of-use assets	Electric utility plant, net	$153

Current liabilities	Current portion of finance lease obligations	17
Noncurrent liabilities	Finance lease obligations, net of current portion	137
Total finance lease liabilities		$154

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Lease term and discount rates were as follows:

June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	30 years
Finance leases	30 years

Weighted Average Discount Rate
Operating leases	3.8%
Finance leases	7.3%

PGE’s gas storage finance lease contains five 10-year renewal periods which have not been included in the finance lease obligation.

As of June 30, 2019, maturities of lease liabilities were as follows (in millions):

	Operating Leases	Finance Leases

2019	$3	$9
2020	5	16
2021	5	16
2022	5	16
2023	5	14
Thereafter	53	250
Total lease payments	76	321
Less imputed interest	(36)	(167)
Total	$40	$154

Supplemental cash flow information related to leases was as follows (in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities*:
Operating cash flows from operating leases	$2

Right-of-use assets obtained in leasing arrangements:
Operating leases	$42
Finance leases	154

*Cash paid for recently commenced finance leases was immaterial for the six months ended June 30, 2019.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

As of June 30, 2019, PGE has an additional operating lease for a power purchase agreement which has not yet commenced. This operating lease is expected to commence in the third quarter of 2019 with lease terms of five years and estimated present value of future lease payments of $15 million.

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

As of December 31, 2018, a capital lease asset of $57 million and accumulated amortization of such assets of $8 million was reflected within Electric utility plant, net in the condensed consolidated balance sheets. The present value of the future minimum lease payments due under the agreement included $2 million within Accrued expenses and other current liabilities and $47 million in Other noncurrent liabilities on the condensed consolidated balance sheets. For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with the accounting rules for regulated operations, the amortization of the leased asset is based on the rental payments recovered from customers. Amortization of the leased asset of $3 million and interest expense of $4 million was recorded to Purchased power and fuel expense in the consolidated statements of income through December 31, 2018. Pursuant to the adoption of the new lease accounting standard, Topic 842, PGE derecognized the capital lease obligation and related capital lease asset as it no longer met the definition of a lease.

Build-to-suit—PGE entered into a 30-year lease agreement with a local natural gas company, NW Natural, to expand their current natural gas storage facilities, including the development of an underground storage reservoir and construction of a new compressor station and 13-miles of pipeline, which are collectively designed to provide no-notice storage and transportation services to PGE’s Port Westward and Beaver natural gas-fired generating plants. Pursuant to the agreement, in September 2016, PGE issued NW Natural a Notice To Proceed with construction of the expansion project, which was completed during the second quarter of 2019, at a cost of $149 million. Due to the level of PGE’s involvement during the construction period, the Company was deemed to be the owner of the assets for accounting purposes during the construction period. As a result, PGE recorded $131 million to Construction work-in-progress within Electric utility plant, net and a corresponding liability for the same amount to Other noncurrent liabilities in the condensed consolidated balance sheets as of December 31, 2018. Pursuant to the adoption of the new lease accounting standard, Topic 842, PGE derecognized the build-to-suit assets and liabilities as they are no longer considered to meet the build-to-suit criteria under the new standard.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The table above reflects PGE’s estimated future minimum lease payments pursuant to the agreement based on estimated costs.

Operating leases—PGE has various operating leases associated with leases of land, support facilities, and power purchase agreements that rely on identified plant that expire in various years, extending through 2096. Rent expense was $7 million in 2018. Contingent rents related to power purchase agreements was $14 million in 2018.

Sublease income was $4 million in 2018.

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

In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes for PGE to differ materially from those discussed in forward-looking statements include:

•
governmental policies, legislative actions, and regulatory audits, investigations and actions, including those of the Federal Energy Regulatory Commission and the OPUC with respect to allowed rates of return, financings, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs and capital investments, and current or prospective wholesale and retail competition;

•
economic conditions that result in decreased demand for electricity, reduced revenue from sales of excess energy during periods of low wholesale market prices, impaired financial stability of vendors and service providers, and elevated levels of uncollectible customer accounts;

•
the outcomes of legal and regulatory proceedings and issues including, but not limited to, the matters described in Note 8, Contingencies, in the Notes to the Condensed Consolidated Financial Statements;

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

•	failure to complete capital projects on schedule and within budget or the abandonment of capital projects, either of which could result in the Company’s inability to recover any such project costs;

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

•	changes in, and compliance with, environmental laws and policies, including those related to threatened and endangered species, fish, and wildlife;

•	effects of climate change, including changes in the environment that may affect energy costs or consumption, increase the Company’s costs, or adversely affect its operations;

•	changes in residential, commercial, and industrial customer growth, and in demographic patterns, in PGE’s service territory;

•	ineffective execution of PGE’s risk management policies and procedures;

•	declines in the fair value of securities held for the defined benefit pension plans and other benefit plans, which could result in increased funding requirements for such plans;

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

PGE’s strategy is focused on four pillars: i) delivering exceptional customer service; ii) investing in a reliable and clean energy future; iii) building a smarter, more resilient grid; and iv) pursuing excellence in its work.

Delivering Exceptional Customer Service—PGE’s focus on creating value for customers includes responding to customer expectations, envisioning and advocating for a regulatory framework that serves customer’s needs, and ensuring the company contributes to building an equitable society.

PGE’s customers continue to express a commitment to purchasing clean energy. Over 210,000 customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100 percent clean and renewable electricity by 2035 and 100 percent economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area continue to consider similar goals.

As a result, the Company is in the process of implementing a new customer product option, the Green Tariff program, which allows for 100 megawatts (MW) of PGE-provided power purchase agreements for renewable resources and up to 200 MW of customer-provided renewable resources and will provide business customers access to bundled renewable energy from those resources. The Green Tariff program was approved by the OPUC in the first quarter 2019. Through this voluntary tariff, the Company seeks to align sustainability goals, cost and risk management, reliable integrated power, and a cleaner energy system.

PGE has structured the tariff so that Green Tariff subscribers continue to pay the existing cost of service tariff rate plus the rate under the renewable energy option tariff. This structure is intended to avoid stranded cost and cost shifting. Renewable power provided under the tariff will be procured through power purchase agreements.

Recent legislative developments that have shaped the regulatory framework include Senate Bill 978 (SB 978), which was passed by the Oregon legislature in 2017. SB 978 directed the OPUC to investigate and provide a report to the Oregon legislature on how developing industry trends, technology, and policy drivers in the electricity sector might impact the existing regulatory system and incentives. The September 2018 report outlined the OPUC’s commitment to:

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

Investing in a Reliable and Clean Energy Future—PGE partners with our customers and local and state governments to advance a clean energy future. In pursuit of this future, PGE continues to drive down emissions using a diverse portfolio of clean and renewable energy resources, and at the same time promoting economy-wide emission reductions through electrification and smart energy use to help the state meet its greenhouse gas reduction goals.

PGE’s regulatory framework for implementing a clean energy future is informed and enabled by: i) carbon legislation, ii) the resource planning process and iii) the renewable cost recovery framework.

Carbon Legislation—Oregon’s Clean Electricity and Coal Transition Plan (OCEP), enacted in 2016, set a benchmark for how much electricity must come from renewable sources like wind and solar (50 percent by 2040) and requires the elimination of coal from Oregon utility customers’ energy supply no later than 2035.

In response to the OCEP the Company filed a tariff request in October 2016 to accelerate recovery of PGE’s investment in the Colstrip facility from 2042 to 2030. In late June 2019, the owners of Colstrip Units 1 and 2 announced that they would permanently close those two units at the end of the current year. Although PGE has no direct ownership interest in those two units, the Company does have a 20% ownership share in Colstrip Units 3 and 4, which share certain common facilities with Units 1 and 2.

Although PGE is currently scheduled to recover the costs of Colstrip by 2030, some co-owners of Units 3 and 4 have taken actions that will enable them to recover their costs by 2025 and 2027. The Company is currently in the process of evaluating its ongoing investment in Colstrip. Any reduction in generation from Colstrip has the potential to provide capacity on the Colstrip transmission line, which stretches from eastern Montana to near the western end of the state to serve markets in the Pacific Northwest and beyond. Renewable energy development in the state of Montana could benefit from any excess transmission capacity that may become available.

The Company’s one other remaining coal-fired generating plant, Boardman, is scheduled to cease coal-fired operation at the end of 2020.

Recent legislative proposals included a comprehensive cap and trade package known as House Bill (HB) 2020 that would have granted the OPUC direct authority to address climate change. Although HB 2020 was not enacted by the state legislature, the OPUC, in response, stated that it would continue to collaborate with the legislature and stakeholders to make progress on climate change, noting that their authority is limited to that of an economic regulator.

Resource Planning—PGE’s planning process includes working with customers, stakeholders, and regulators to chart the course toward a clean, affordable, and reliable energy future. This process includes consideration of customer expectations and legislative mandates to move away from fossil fuel generation and toward renewable sources of energy.

In May 2018 the Company issued a request for proposals seeking to procure approximately 100 average MW (MWa) of qualifying renewable resources. The prevailing bid, Wheatridge Renewable Energy Facility (Wheatridge), will be an energy facility in eastern Oregon combining 300 MW of wind generation, with 50 MW of solar generation and 30 MW of battery storage.

PGE will own 100 MW of the wind resource with an investment of approximately $160 million. Subsidiaries of NextEra Energy Resources, LLC will own the balance of the 300 MW wind resource, along with the solar and battery components, and sell their portion of the output to PGE under 30-year power purchase agreements. PGE has the option to purchase the underlying assets of the power purchase agreement on the 12th anniversary of the commercial operation date of the wind facility.

The wind component of the facility is expected to be operational by December 2020 and qualify for federal production tax credits (PTCs) at the 100 percent level. Construction of the solar and battery components is planned for 2021 and is also expected to qualify for federal investment tax credits, which will help reduce the cost of the project and thus reduce costs to PGE’s customers.

In July 2019, PGE submitted its 2019 Integrated Resource Plan (2019 IRP) to the OPUC. The proposed plan sets forth the following actions the Company would undertake over the next four years to acquire the resources identified:

•	Customer actions—cost-effective energy efficiency, reliance on demand response, and dispatchable customer storage and standby generation;

•	Renewable actions—a Renewable RFP to be conducted in 2020, seeking 150 MWa to come online by 2023; and

•
Capacity actions—a multi-stage procurement process that will allow PGE to pursue cost-competitive agreements for existing capacity in the region and to conduct a non-emitting Capacity RFP in 2021 to fill any remaining capacity needs, which the Company estimates will reach 595 MW by 2025, after consideration of the Customer and Renewable actions outlined above.

The regulatory schedule for the 2019 IRP would lead to an OPUC order in the first quarter of 2020.

Renewable Recovery Framework—The Renewable Adjustment Clause (RAC) allows PGE to recover prudently incurred costs of renewable resources. In the 2019 General Rate Case (GRC) Order, the OPUC authorized the inclusion of prudent costs of energy storage projects associated with renewables in future RAC filings to be made to the OPUC, under certain conditions, in addition to the annual filing by April 1st each year. Although no significant filings have been submitted under the RAC during 2019 or 2018, the Company expects to submit a RAC filing for Wheatridge before the end of 2019.

Building a Smarter, More Resilient Grid—A smart grid allows PGE to work in collaboration with customers to integrate renewable energy and other technologies that improve efficiency and drive decarbonization. PGE is focused on the deployment of new technologies and the use of data analytics to better predict demand and support energy saving customer programs. The Company is currently engaged in energy storage initiatives, advanced communications networks, automation and control systems for flexible loads and distributed generation, and the development of connected neighborhood microgrids and smart communities.

PGE considers the impact of making investments in new, renewable resource generation and energy storage facilities, as well as improvements to its transmission, distribution, and information technology infrastructure when determining capital requirements,

In 2018, PGE filed an energy storage proposal that called for 39 MW of storage to be developed over the next several years at various locations across the grid. In August 2018, the OPUC issued an order that outlined an agreed approach to the development of five energy storage projects by PGE with an expected capital cost of approximately $45 million. The Company is also working to advance transportation electrification, with projects to improve accessibility to electric vehicle charging stations and partnering with local mass transit agencies to transition to a greater use of electric vehicles.

In July 2019, PGE’s Board approved plans to construct an Integrated Operations Center (IOC) at an estimated total cost of $200 million, excluding the allowance for funds used during construction (AFDC). The IOC will centralize mission-critical operations, including those that are planned as part of the integrated grid strategy. This secure, resilient facility will include infrastructure to support and enhance grid operations and co-locate primary support functions.

Pursuing Excellence in PGE’s Work—PGE customer commitment requires a focus on providing clean power at low cost while providing a fair return to investors, including prudent management of key legislative, regulatory and environmental matters that may affect customer prices and investor returns. A list of such material items includes:

Portland Harbor Environmental Remediation Account Mechanism—PGE’s environmental recovery mechanism allows the Company to defer and recover incurred environmental expenditures related to Portland Harbor through a combination of third-party proceeds, such as insurance recoveries, and if necessary, through customer prices. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8. Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Power Costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC in December 2018, the GRC included a final projected increase in power costs for 2019, and a corresponding increase in annual revenue requirement, of $25 million from 2018 levels, which is reflected in customer prices effective January 1, 2019. The initial filing for the 2020 AUT indicates that power costs are expected to rise in 2020.

Under the Power Cost Adjustment Mechanism (PCAM) for 2018, net variable power costs (NVPC) was within the limits of the deadband, thus no potential refund or collection was recorded. The OPUC will review the results of the PCAM for 2018 during the second half of 2019 with a decision expected in the fourth quarter 2019.

Capital Project Deferral—In the second quarter of 2018, PGE placed into service a new customer information system at a total cost of $152 million. In accordance with agreements reached with stakeholders in the Company’s GRC, the Company’s capital cost of the asset is included in rate base and customer prices as of January 1, 2019.

Consistent with past regulatory precedent, in May 2018, the Company submitted an application to the OPUC to defer the revenue requirement associated with this new customer information system from the time the system went into service through the end of 2018. As a result, PGE began deferring its incurred costs, primarily related to depreciation and amortization, of the new customer information system once it was placed in service.

In 2017, the OPUC opened docket UM 1909 to conduct an investigation of the scope of its authority under Oregon law to allow the deferral of costs related to capital investments for later inclusion in customer prices. In October 2018, the OPUC issued Order 18-423 (Order) concluding that the OPUC lacks authority under Oregon law to allow deferrals of any costs related to capital investments. In the Order, the OPUC acknowledged that this decision is contrary to its past limited practice of allowing deferrals related to capital investments and will require adjustments to its regulatory practices. The OPUC directed its Staff to meet with the utilities and stakeholders to address the full implications of this decision, and to propose recommendations needed to implement this decision consistent with the OPUC’s legal authority and the public interest.

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

Corporate Activity Tax—In May 2019, the Oregon Legislature passed, and the governor signed, HB 3427, which imposes a new gross receipts tax that will apply to tax years beginning on or after January 1, 2020, on companies with annual revenues in excess of $1 million. The tax will be 0.57% of defined activities, subject to numerous exemptions, less 35% of the greater of “cost inputs” or “labor costs” apportioned to the State of Oregon. The Company is in the process of determining the expected impact of the new tax, if it is ultimately enacted, on its results of operations and mechanism for regulatory recovery.

Decoupling—The decoupling mechanism, authorized by the OPUC through 2022, is intended to provide for recovery of margin lost as a result of a reduction in electricity sales attributable to energy efficiency, customer-owned generation, and conservation efforts by residential and certain commercial customers. The mechanism provides for collection from (or refund to) customers if weather-adjusted use per customer is less (or more) than that projected in the Company’s most recent general rate case.

The Company deferred an estimated $8 million collection during the six months ended June 30, 2019, which resulted from projections established in the 2019 GRC. Any collection from (or refund to) customers for the 2019 year is expected to occur over a one-year period, which would begin January 1, 2021.

In 2018, PGE amortized the $3 million collection from customers that was recorded in 2016 that resulted from variances between actual weather-adjusted use per customer and that projected in the 2016 GRC. The Company recorded an estimated collection of $11 million during the year ended December 31, 2017, which resulted from variances between actual weather-adjusted use per customer and that projected in the 2016 GRC. Collection from customers for the 2017 year is expected to occur over a one-year period, which began January 1, 2019. The Company recorded an estimated collection of $2 million during the year ended December 31, 2018, which resulted from variances between actual weather-adjusted use per customer and that projected in the 2018 GRC. Any collection from customers, as approved, for the 2018 year is expected to occur over a one-year period, which would begin January 1, 2020.

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

As a result of the additional costs incurred, PGE filed an application with the OPUC requesting authorization to defer incremental storm restoration costs from the date of the application, in the first quarter of 2017, through the end of 2017. An OPUC decision on the application remains pending. The OPUC, in its decision on the Company’s 2019 GRC, directed OPUC Staff to bring this matter before the OPUC within 90 days of the issuance of the decision on the 2019 GRC. The OPUC opened a docket in this matter and established a procedural schedule that concluded with closing briefs June 27, 2019. A decision is expected during the third quarter of 2019. The Company is unable to predict how the OPUC will ultimately rule on this application or state with any certainty whether these incremental costs are probable of recovery and, accordingly, no deferral has been recorded to-date. In the event it becomes probable that some or all of these costs are recoverable, the Company will record a deferral for such amounts at such time.

The discussion that follows in this MD&A provides additional information related to the Company’s operating activities, legal, regulatory, and environmental matters, results of operations, and liquidity and financing activities.

Capital Requirements and Financing

The Company expects 2019 capital expenditures to total $620 million, excluding AFDC. For additional information regarding estimated capital expenditures, see “Capital Requirements” in the Liquidity and Capital Resources section of this Item 2.

PGE plans to fund capital requirements with cash from operations during 2019, which is expected to range from $550 million to $600 million, and the issuance of debt securities of up to $430 million. For additional information, see “Liquidity” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 2.

Operating Activities

In combination with electricity provided by its own generation portfolio, PGE purchases and sells electricity in the wholesale market to meet its retail load requirements and balance its energy supply with customer demand. PGE participates in the California Independent System Operator’s Energy Imbalance Market, which allows the Company to integrate more renewable energy into the grid by better matching the variable output of renewable resources. PGE also purchases natural gas in the United States and Canada to fuel its generation portfolio and sells excess gas back into the wholesale market.

The Company generates revenues and cash flows primarily from the sale and distribution of electricity to its retail customers. The impact of seasonal weather conditions on demand for electricity can cause the Company’s revenues, cash flows, and income from operations to fluctuate from period to period. Historically, PGE has experienced its highest average MW hours (MWh) deliveries and retail energy sales during the winter heating season, although peak deliveries have increased during the summer months, generally resulting from air conditioning demand. Retail customer price changes and customer usage patterns, which can be affected by the economy, also have an effect on revenues. Wholesale power availability and price, hydro and wind generation, and fuel costs for thermal and gas plants can also affect income from operations.

Customers and Demand—Retail energy deliveries for the six months ended June 30, 2019, increased 2.4% compared with the six months ended June 30, 2018, as illustrated in the table below. This increase was primarily driven by cooler temperatures in the 2019 period, which influenced usage in the residential and commercial classes, and continued growth in demand for energy deliveries from the Company’s industrial customers.

Retail energy deliveries for the first quarter of 2019 increased 4.3% compared with the prior year as cooler temperatures during this heating season in 2019 influenced usage in the residential and commercial classes, while growth in demand continued from the Company’s industrial customers.

In the second quarter of 2019, retail energy deliveries increased 0.2%. Energy deliveries to industrial customers were up 9.7% for the quarter compared with the prior year. Residential energy deliveries decreased 5.3% and commercial deliveries were down 0.3% compared with the second quarter of 2018 with the decreases driven primarily by lower average usage per customer and customers’ response to milder temperatures.

In the second quarter of 2019, customer demand was influenced by milder temperatures as the summer cooling season began, with cooling degree-days, an indication of the extent to which customers may have used electricity for air conditioning, 12% below the second quarter of 2018, although still 16% above historical averages. Heating degree-days, an indication of the extent to which customers are likely to have used electricity for heating, were 1% below the second quarter of 2018, which was 28% below the historical average. See “Revenues” in the Results of Operations section of this Item 2 for further information on heating degree-days.

After adjusting for the effects of weather, retail energy deliveries for the six months ended June 30, 2019 increased by 0.3% from the same period of 2018. Increased deliveries to high tech manufacturing customers continue to be partially offset by energy efficiency and conservation efforts and decreased average usage per customer. The financial effects of such energy efficiency and conservation efforts by residential and certain commercial customers are mitigated by the decoupling mechanism. See “Decoupling” in this Overview section of Item 2 for further information on the decoupling mechanism.

The following table, which includes deliveries to the Company’s Direct Access customers, who purchase their energy from Electricity Service Suppliers, presents the average number of retail customers by customer type, and the corresponding energy deliveries, for the periods indicated:

	Six Months Ended June 30,
	2019		2018		% Increase (Decrease) in Energy Deliveries
	Average Number of Customers	Retail Energy Deliveries*	Average Number of Customers	Retail Energy Deliveries*
Residential	776,816	3,782	770,247	3,745	1.0%

Commercial (PGE sales only)	109,470	3,261	107,834	3,251	0.3%
Direct Access	565	341	531	311	9.6%
Total Commercial	110,035	3,602	108,365	3,562	1.1%

Industrial (PGE sales only)	195	1,510	206	1,397	8.1%
Direct Access	68	720	66	687	4.8%
Total Industrial	263	2,230	272	2,084	7.0%

Total (PGE sales only)	886,481	8,553	878,287	8,393	1.9%
Total Direct Access	633	1,061	597	998	6.3%
Total	887,114	9,614	878,884	9,391	2.4%

*	In thousands of MWh.

The Company’s Retail Customer Choice Program caps participation by Direct Access customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy supplied to Direct Access customers. This cap would have limited energy deliveries to these customers to an amount equal to approximately 14% of PGE’s total retail energy deliveries for the first six months of 2019. Actual energy deliveries to Direct Access customers represented 11% of the Company’s total retail energy deliveries for the first six months of 2019 and 11% for the full year 2018.

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

Plant availability is impacted by planned maintenance and forced, or unplanned, outages, during which the respective plant is unavailable to provide power. Availability of all the plants PGE operates was 92% and 84% during the six months ended June 30, 2019 and 2018, respectively. Plant availability of Colstrip, which PGE does not operate, was 88% and 94% during the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019, the Company’s generating plants provided 74% of its retail load requirement compared with 62% in the six months ended June 30, 2018. The increase in the proportion of power generated to meet the Company’s retail load requirement was largely due to PGE effectively dispatching its lowest-cost resources in a challenged market, resulting in a 19% increase in the power generated by the Company’s resources during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Energy expected to be received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects is projected annually in the Annual Power Cost Update Tariff (AUT). Any excess in such hydro generation from that projected in the AUT normally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. For the six months ended June 30, 2019, energy received from these hydro resources decreased by 25% compared to the six months ended June 30, 2018. Energy received from these hydro resources fell short of the projected levels included in PGE’s AUT by 16% for the six months ended June 30, 2019 and exceeded by 5% for the six months ended June 30, 2018, and provided 15% of the Company’s retail load requirement for the six months ended June 30, 2019 and 21% for the six months ended June 30, 2018. Energy received from hydro resources is expected to fall short of levels projected in the AUT for 2019 by up to 10%.

Energy expected to be received from PGE-owned wind generating resources (Biglow Canyon and Tucannon River) is projected annually in the AUT. Any excess in wind generation from that projected in the AUT normally displaces power from higher cost sources, while any shortfall is normally replaced with power from higher cost sources. For the six months ended June 30, 2019, energy received from these wind generating resources decreased 25% compared to the six months ended June 30, 2018, resulting in the Company incurring additional replacement costs, as well as generating less PTCs than what was estimated in customer prices. Energy received from these wind generating resources fell short of projections in PGE’s AUT by 15% for the six months ended June 30, 2019 and exceeded projections in the AUT by 6% for the six months ended June 30, 2018, and provided 9% and 12% of the Company’s retail load requirement during the six months ended June 30, 2019 and 2018, respectively. Energy received from wind resources is expected to fall short of levels projected in the AUT for 2019 by up to 10%.

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

For the six months ended June 30, 2019, actual NVPC was $6 million above baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2019 is currently estimated to be below the baseline, but within the established deadband range. Accordingly, no estimated refund to customers is expected under the PCAM for 2019.

For the six months ended June 30, 2018, actual NVPC was $27 million below baseline NVPC. For the year ended December 31, 2018, actual NVPC was $3 million below baseline NVPC, which was within the established deadband range. Accordingly, no estimated refund to customers was recorded pursuant to the PCAM for 2018.

Fuel Supply —PGE has contractual access to natural gas storage in Mist, Oregon from which it can draw in the event that natural gas supplies are interrupted or if economic factors require its use. The storage facility is owned and operated by a local natural gas distribution company, NW Natural, and may be utilized to provide fuel to PGE’s Port Westward Unit 1 and Beaver natural gas-fired generating plants and the Port Westward Unit 2 natural gas-fired flexible capacity generating plant. PGE entered into a long-term agreement with this gas company to expand the current storage facilities, including the construction of a new reservoir, compressor station, and 13 miles of pipeline, which are collectively designed to provide no-notice storage services to these PGE generating plants. The construction of the facility was completed in May 2019 and placed into service. PGE has recorded a finance lease right-of-use (ROU) asset and lease liability on its condensed consolidated balance sheets.

On July 1, 2019, the supplier of coal for Boardman filed for Chapter 11 bankruptcy protection. Past history suggests that it is unlikely that the coal supply agreement will be rejected in the bankruptcy proceedings. If it appears that the supplier is unable to meet coal supply requirements, PGE will make alternate arrangements for coal supply.

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

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Total revenues	$460	100%	$449	100%	$1,033	100%	$942	100%
Purchased power and fuel	105	23	104	23	284	27	234	25
Gross margin(1)	355	77	345	77	749	73	708	75
Other operating expenses:
Generation, transmission and distribution	86	18	71	16	163	16	140	15
Administrative and other	78	17	70	15	149	14	139	14
Depreciation and amortization	101	22	93	21	202	20	185	20
Taxes other than income taxes	33	7	31	7	67	7	64	7
Total other operating expenses	298	64	265	59	581	57	528	56
Income from operations	57	13	80	18	168	16	180	19
Interest expense(2)	31	7	31	7	63	6	62	7
Other income:
Allowance for equity funds used during construction	2	—	2	—	5	—	6	1
Miscellaneous income, net	—	—	1	—	2	—	—	—
Other income, net	2	—	3	1	7	—	6	1
Income before income tax expense	28	6	52	12	112	10	124	13
Income tax expense	3	1	6	1	14	1	14	1
Net income	$25	5%	$46	10%	$98	9%	$110	12%

(1) Gross margin agrees to Total revenues less Purchased power and fuel as reported on PGE’s Condensed Consolidated Statements of Income and Comprehensive Income.
(2) Net of an allowance for borrowed funds used during construction of $1 million for three months ended June 30, 2019 and 2018 and $2 million and $3 million for the six months ended June 30, 2019 and 2018, respectively.

Net income was $25 million, or $0.28 per diluted share, for the three months ended June 30, 2019, compared with $46 million, or $0.51 per diluted share, for the three months ended June 30, 2018. The lower net income resulted primarily from an increase in Other operating expenses in the current quarter along with changes in factors contributing to Gross Margin. An increase in energy deliveries driven by industrial customer demand was partially offset by the impact of unfavorable weather on residential and commercial customers. While the Company’s average variable power cost per MWh increased 8%, earnings were also impacted by a 26% decrease in the average wholesale sales price, combined with a 25% decrease in wholesale sales volume. PGE owned and operated hydro and wind generation were both lower in the second quarter of 2019 than in the second quarter of 2018.

Net income was $98 million, or $1.09 per diluted share, for the six months ended June 30, 2019, compared with $110 million, or $1.23 per diluted share, for the six months ended June 30, 2018. The decrease resulted from an increase in Other operating expenses in the second quarter of 2019 that more than offset the increases in net income seen in the first quarter of 2019 from the combination of colder temperatures and continued strength in the industrial sector resulting in higher energy deliveries and an increase in retail revenue. The Company experienced higher plant maintenance, labor, and employee benefit expenses, as well as plant depreciation and software amortization in 2019.

Partially offsetting the revenue increase were higher prices for purchased power and natural gas due to cold temperatures that increased regional demand in the first quarter 2019, lower than average wind and hydropower production, and pipeline maintenance that limited natural gas supply. Net income benefited from the absence of costs associated with Carty litigation in 2019 that was present in 2018.

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

Revenues, energy deliveries (presented in MWh), and the average number of retail customers consist of the following for the periods presented:

	Three Months Ended June 30,
	2019		2018
Revenues (dollars in millions):
Retail:
Residential	$205	45%	$207	46%
Commercial	158	34	162	36
Industrial	50	11	39	9
Direct access	10	2	13	3
Subtotal	423	92	421	94
Alternative revenue programs, net of amortization	(2)	—	—	—
Other accrued (deferred) revenues, net	6	1	(10)	(2)
Total retail revenues	427	93	411	92
Wholesale revenues	16	3	24	5
Other operating revenues	17	4	14	3
Total revenues	$460	100%	$449	100%

Energy deliveries (MWh in thousands):
Retail:
Residential	1,526	29%	1,612	29%
Commercial	1,630	31	1,654	30
Industrial	802	15	717	13
Subtotal	3,958	75	3,983	72
Direct access:
Commercial	177	3	159	3
Industrial	360	7	342	6
Subtotal	537	10	501	9
Total retail energy deliveries	4,495	85	4,484	81
Wholesale energy deliveries	785	15	1,041	19
Total energy deliveries	5,280	100%	5,525	100%

Average number of retail customers:
Residential	777,564	88%	771,608	88%
Commercial	109,190	12	108,939	12
Industrial	192	—	205	—
Direct access	634	—	596	—
Total	887,580	100%	881,348	100%

Total revenues for the three months ended June 30, 2019 increased $11 million compared with the three months ended June 30, 2018, as a $16 million increase in Total retail revenues and a $3 million increase in Other operating revenues was partially offset by an $8 million decrease in Wholesale revenues. Total retail revenues were impacted by refunds that resulted from TCJA.

The $16 million increase in Total retail revenues resulted largely from the following:

•
$11 million increase as a result of the deferral of revenues in 2018 for estimated customer refunds as a result of TCJA, which are reflected in the Other accrued (deferred) revenues, net line in the table above. The reduction in revenues in 2018 was offset with lower income tax expense, resulting in no overall net income impact during the period;

•	$3 million increase that resulted from customer price changes; and

•
$1 million increase resulting from 0.2% higher retail energy deliveries. Energy deliveries to industrial customers increased 9.7%, while deliveries to residential customers decreased 5.3% reflecting decreased average usage per customer, driven partially by mild weather, and deliveries to commercial customers declined 0.3%.

For the three months ended June 30, 2019, total heating degree-days were down 1% from the three months ended June 30, 2018, while cooling degree-days were down 12% from the prior year. Although total heating degree-days were comparable to the prior year, the timing resulted in decreased need for heating for the residential class. For the three months ended June 30, 2019, total heating degree-days were 28% below, while cooling degree days were 16% above, the historical averages, respectively.

The following table indicates the number of heating and cooling degree-days for the three months ended June 30, 2019 and 2018, along with 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2019	2018	Avg.	2019	2018	Avg.
April	312	338	376	—	9	2
May	109	89	198	28	34	21
June	46	44	79	74	73	65
Totals for the quarter	467	471	653	102	116	88
(Decrease)/increase from the 15-year average	(28)%	(28)%		16%	32%

Wholesale revenues for the three months ended June 30, 2019 decreased $8 million, or 33%, from the three months ended June 30, 2018, as a result of a $5 million decrease related to a 25% decrease in wholesale sales volume and $3 million as a result of 26% lower average wholesale prices.

Purchased power and fuel expense increased $1 million, or 1%, for the three months ended June 30, 2019 compared with the three months ended June 30, 2018. This change consisted of a $10 million increase in the average variable power cost per MWh, offset by a $9 million decrease in total system load.

The $10 million increase due to a change in the average variable power cost per MWh to $21.55 per MWh for the three months ended June 30, 2019 from $19.93 per MWh for the three months ended June 30, 2018, was primarily driven by a 26% increase in average variable power cost per MWh on purchased power due to higher market prices, partially offset by a 7% decrease in average variable power cost per MWh for PGE’s own generation resources.

Total $9 million decrease in total system load was driven primarily by a 25% decrease in wholesale energy deliveries.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows for the periods presented:

	Three Months Ended June 30,
	2019		2018
Sources of energy (MWh in thousands):
Generation:
Thermal:
Natural gas	1,150	23%	828	16%
Coal	378	8	421	8
Total thermal	1,528	31	1,249	24
Hydro	460	9	395	8
Wind	608	13	613	11
Total generation	2,596	53	2,257	43
Purchased power:
Term	1,919	39	2,384	45
Hydro	319	6	500	10
Wind	82	2	94	2
Total purchased power	2,320	47	2,978	57
Total system load	4,916	100%	5,235	100%
Less: wholesale sales	(785)		(1,041)
Retail load requirement	4,131		4,194

Energy received from PGE-owned wind generating resources decreased 1% in the three months ended June 30, 2019 compared with the same period of 2018 as a result of less favorable wind conditions. Energy received from these wind generating resources represented 15% of the Company’s retail load requirements for the three months ended June 30, 2019 and 2018.

Due to less favorable hydroelectric conditions, energy received from hydro resources during the three months ended June 30, 2019, from both PGE-owned generating plants and purchased from mid-Columbia projects in total, decreased 13% compared with the same period of 2018, and represented 19% and 21% of the Company’s retail load requirement for the three months ended June 30, 2019 and 2018, respectively.

The following table presents the forecast April-to-September 2019 runoff, along with actual 2018, at particular points of major rivers relevant to PGE’s hydro resources:

	Actual Runoff as a Percent of Normal*
Location	2019 Forecast	2018 Actual
Columbia River at The Dalles, Oregon	91%	98%
Mid-Columbia River at Grand Coulee, Washington	82	99
Clackamas River at Estacada, Oregon	112	97
Deschutes River at Moody, Oregon	111	96

* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center in conjunction with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three months ended June 30, 2019 increased $9 million when compared with the three months ended June 30, 2018. The increase was primarily driven by a 33% decrease in wholesale revenue. The decrease in wholesale revenues was driven by a 25% decrease in the wholesale volume. For the three months ended June 30, 2019, actual NVPC was $6 million below the baseline. For the three months ended June 30, 2018, actual NVPC was

$16 million below baseline NVPC. For additional information, see “Purchased power and fuel” section of this Item 2.

Generation, transmission and distribution expense increased $15 million, or 21%, in the three months ended June 30, 2019 compared with the three months ended June 30, 2018, driven by $6 million higher distribution expenses for vegetation management and preventative maintenance, $3 million higher expense due to early termination of a long-term services agreement (offset in revenues), $3 million higher maintenance costs across all PGE plants and $3 million higher miscellaneous expenses.

Administrative and other expense increased $8 million, or 11%, in the three months ended June 30, 2019 compared with the three months ended June 30, 2018. The increase was primarily due to $4 million higher employee benefit expense driven by increased headcount and higher medical premiums, $2 million higher information technology expense, $4 million higher miscellaneous expense, partially offset by $2 million lower legal fees due to the settlement of litigation in 2018.

Depreciation and amortization expense increased $8 million in the three months ended June 30, 2019 compared with the three months ended June 30, 2018. The increase was driven by higher depreciation and amortization expense of $6 million resulting from capital additions.

Income tax expense decreased $3 million in the three months ended June 30, 2019 compared with the three months ended June 30, 2018, reflecting effective tax rates of 10.7% and 11.5%, respectively. The decrease in income tax expense was driven by lower pre-tax income partially offset by a decrease in PTCs.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Revenues, energy deliveries (presented in MWh), and the average number of retail customers consist of the following for the periods presented:

	Six Months Ended June 30,
	2019		2018
Revenues (dollars in millions):
Retail:
Residential	$495	48%	$475	51%
Commercial	312	30	313	33
Industrial	94	9	83	9
Direct Access	21	2	23	2
Subtotal	922	89	894	95
Alternative revenue programs, net of amortization	1	—	(2)	—
Other accrued (deferred) revenues, net	13	1	(27)	(3)
Total retail revenues	936	90	865	92
Wholesale revenues	53	5	52	5
Other operating revenues	44	5	25	3
Total revenues	$1,033	100%	$942	100%

Energy deliveries (MWh in thousands):
Retail:
Residential	3,782	34%	3,745	33%
Commercial	3,261	29	3,251	29
Industrial	1,510	14	1,397	12
Subtotal	8,553	77	8,393	74
Direct access:
Commercial	341	3	311	3
Industrial	720	7	687	6
Subtotal	1,061	10	998	9
Total retail energy deliveries	9,614	87	9,391	83
Wholesale energy deliveries	1,459	13	1,915	17
Total energy deliveries	11,073	100%	11,306	100%

Average number of retail customers:
Residential	776,816	88%	770,247	88%
Commercial	109,470	12	107,834	12
Industrial	195	—	206	—
Direct access	633	—	597	—
Total	887,114	100%	878,884	100%

Total revenues for the six months ended June 30, 2019 increased $91 million, or 10%, compared with the six months ended June 30, 2018, consisting primarily of a $71 million increase in Total retail revenues and $19 million in Other operating revenues.

The increase in Total retail revenues consisted primarily of the following factors:

•
$21 million resulted from higher retail energy deliveries as residential, commercial, and industrial classes all produced higher deliveries for the six months ended June 30, 2019 compared with the same period of 2018;

•
$26 million due to recording during 2018 of the deferral of revenues for estimated refund to customers as a result of TCJA, which is reflected in the Other accrued (deferred) revenues, net line in the table above. The reduction in revenues was offset with lower income tax expense, resulting in no overall net income impact; and

•	$11 million increase in revenues as a result of price changes due primarily to the annual AUT update and the decoupling mechanism.

Total heating degree-days for the six months ended June 30, 2019 were 10% above those for the six months ended June 30, 2018 and 1% above average, while cooling degree-days, which usually begin during the second calendar quarters, were 12% below the prior year levels, although 16% above average. The following table indicates the number of heating and cooling degree-days for the six months ended June 30, 2019 and 2018, along with 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2019	2018	Avg.	2019	2018	Avg.
First Quarter	1,992	1,766	1,830	—	—	—
Second Quarter	467	471	653	102	116	88
Year-to-date	2,459	2,237	2,483	102	116	88
Increase/(decrease) from the 15-year average	(1)%	(10)%		16%	32%

Wholesale revenues for the six months ended June 30, 2019 increased $1 million, or 2%, from the six months ended June 30, 2018, with the increase comprised largely of $14 million related to a 33% increase in average wholesale sales prices partially offset by $10 million related to a 24% decrease in wholesale sales volumes. Higher, and considerably more volatile, wholesale power prices resulted from the high retail demand and natural gas supply constraints in the region.

Other operating revenues for the six months ended June 30, 2019 increased $19 million from the six months ended June 30, 2018 driven primarily by the sale of natural gas in excess of amounts needed for the Company’s generation portfolio back into the wholesale market during periods of high gas prices.

Purchased power and fuel expense increased $50 million, or 21%, for the six months ended June 30, 2019 compared with the six months ended June 30, 2018. This change consisted of $69 million increase related to the average variable power cost per MWh, and a $19 million decrease related to total system load.

The $69 million increase due to a change in the average variable power cost to $26.92 per MWh in the six months ended June 30, 2019 from $21.51 per MWh in the six months ended June 30, 2018, was driven primarily by a 66% increase in the average variable power cost per MWh for purchased power. For the six months ended June 30, 2019, the region faced a variety of factors that increased both the demand and the price per MWh for the period, including: colder temperatures; lower hydro and wind production; and limited natural gas supply due to pipeline maintenance. This was partially offset as the Company effectively dispatched PGE-owned generating facilities at lower than market prices.

The $19 million decrease related to total system load was driven primarily by a 27% decrease in purchased power, partially offset by 19% higher generation.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows:

	Six Months Ended June 30,
	2019		2018
Sources of energy (MWh in thousands):
Generation:
Thermal:
Natural gas	3,318	31%	2,691	24%
Coal	1,713	16	966	9
Total thermal	5,031	47	3,657	33
Hydro	837	8	867	8
Wind	820	8	1,088	10
Total generation	6,688	63	5,612	51
Purchased power:
Term	3,177	30	4,131	38
Hydro	566	6	1,006	9
Wind	123	1	152	2
Total purchased power	3,866	37	5,289	49
Total system load	10,554	100%	10,901	100%
Less: wholesale sales	(1,459)		(1,915)
Retail load requirement	9,095		8,986

Energy received from PGE-owned wind generating resources decreased 25% in the six months ended June 30, 2019 compared with the same period of 2018 as a result of less favorable wind conditions. Energy received from these wind generating resources represented 9% and 12% of the Company’s retail load requirements for the six months ended June 30, 2019 and 2018, respectively.

Due to less favorable hydroelectric conditions, energy received from hydro resources during the six months ended June 30, 2019, from both PGE-owned generating plants and purchased from mid-Columbia projects, decreased 25% compared with the same period of 2018, and represented 15% and 21% of the Company’s retail load requirement for the six months ended June 30, 2019, and 2018, respectively.

Actual NVPC for the six months ended June 30, 2019 increased $49 million when compared with the six months ended June 30, 2018. The overall increase was driven by the $50 million increase in purchased power and fuel, which was the result of a 25% increase in the average variable power cost per MWh. For the six months ended June 30, 2019 and 2018, actual NVPC was $6 million above and $27 million below baseline NVPC, respectively. For additional information, see “Purchased power and fuel” section of this Item 2.

Generation, transmission and distribution expense increased $23 million, or 16%, in the six months ended June 30, 2019 compared with the six months ended June 30, 2018 primarily due to $9 million higher distribution expenses for vegetation management and preventative maintenance, $6 million higher maintenance costs across all PGE plants, $3 million higher expense due to early termination of a long-term services agreement (offset in revenues), $2 million higher storm restoration costs and $2 million higher miscellaneous expenses.

Administrative and other expense increased $10 million, or 7%, in the six months ended June 30, 2019 compared with the six months ended June 30, 2018. The increase was primarily due to $7 million higher labor and employee benefit expenses driven by increased headcount and higher medical premiums, $3 million higher information technology expenses, $5 million miscellaneous expenses, offset by $5 million lower legal fees due to the settlement of litigation in 2018.

Depreciation and amortization expense increased $17 million in the six months ended June 30, 2019 compared with the six months ended June 30, 2018. The increase was primarily driven by higher depreciation and amortization expense of $13 million from capital additions, and a $4 million increase to amortization of regulatory deferrals, which is offset in revenues.

Taxes other than income taxes increased $3 million, or 5%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, driven by higher property taxes.

Income tax expense was the same in the six months ended June 30, 2019 compared with the six months ended June 30, 2018 primarily due to lower pre-tax income, offset by a decrease in PTC.

Liquidity and Capital Resources

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2019 through 2023 (in millions, excluding AFDC):

	2019	2020	2021	2022	2023
Ongoing capital expenditures*	$580	$500	$500	$500	$500
Wheatridge Renewable Energy Facility	5	135	15	—	—
Integrated Operations Center	35	90	70	5	—
Total capital expenditures	$620	$725	$585	$505	$500
Long-term debt maturities	$—	$—	$160	$—	$—

* Consists primarily of upgrades to, and replacement of, generation, transmission, and distribution infrastructure, as well as new customer connections. Includes preliminary engineering and removal costs.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents, beginning of period	$119	$39
Net cash provided by (used in):
Operating activities	314	338
Investing activities	(271)	(265)
Financing activities	(151)	(64)
(Decrease) increase in cash and cash equivalents	(108)	9
Cash and cash equivalents, end of period	$11	$48

Cash Flows from Operating Activities — Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, with adjustments for certain non-cash items, such as depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. Net cash flows from operating activities for the six months ended June 30, 2019 decreased $24 million when compared with the six months ended June 30, 2018. Included in the change were a number of somewhat offsetting components as follows:

•	$45 million decrease resulting from changes in Accounts payable and other accrued liabilities;

•	$36 million decrease relating to TCJA as a deferral occurred in 2018 with amortization recorded in 2019; and

•	$12 million decrease in Net income; partially offset by

•	$37 million increase from changes in Accounts receivable and unbilled revenues;

•	$17 million increase in Other non-cash income and expenses, net; and

•	$17 million increase resulting from Depreciation and amortization.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. PGE estimates that such charges in 2019 will range from $400 million to $420 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $550 million to $600 million.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s generation facilities and transmission and distribution systems. Net cash used in investing activities for the six months ended June 30, 2019 increased $6 million when compared with the six months ended June 30, 2018, as capital project activity was $4 million higher.

The Company plans to make capital expenditures of $620 million, excluding AFDC, in 2019, which it expects to fund with cash to be generated from operations during 2019, as discussed above, and the issuance of debt securities. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the six months ended June 30, 2019, a net use of cash resulted from the payment of $300 million of long-term debt that was funded through the issuance of $200 million of FMBs and available cash on hand. During the six months ended June 30, 2019, the Company paid dividends of $65 million and had net borrowing of $17 million under its commercial paper program. During the six months ended June 30, 2018, net cash used in financing activities consisted primarily of the payment of dividends of $61 million.

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

Common stock dividends declared during 2019 consist of the following:

			Dividends
			Declared Per
Declaration Date	Record Date	Payment Date	Common Share
February 13, 2019	March 25, 2019	April 15, 2019	$0.3625
April 24, 2019	June 25, 2019	July 15, 2019	0.3850
July 31, 2019	September 25, 2019	October 15, 2019	0.3850

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

For 2019, PGE expects to fund estimated capital requirements with cash from operations, which is expected to range from $550 million to $600 million, issuances of debt securities of up to $430 million, and the issuance of commercial paper, as needed. The actual timing and amount of any such issuances of debt and commercial paper will be dependent upon the timing and amount of capital expenditures.

Short-term Debt. PGE has approval from the FERC to issue short-term debt up to a total of $900 million through February 6, 2020.

As of June 30, 2019, PGE had a $500 million revolving credit facility scheduled to expire in November 2022. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility.

Under the revolving credit facility, as of June 30, 2019, PGE had no borrowings outstanding, and $17 million of commercial paper outstanding. As a result, the aggregate, unused available credit capacity was $483 million.

In addition, PGE has four letter of credit facilities under which the Company can request letters of credit for original terms not to exceed one year. These facilities provide for a total capacity of $220 million. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $60 million were outstanding as of June 30, 2019.

Long-term Debt. As of June 30, 2019, total long-term debt outstanding, net of $10 million of unamortized debt expense, was $2,377 million. On April 12, 2019, PGE issued $200 million FMBs at an interest rate of 4.30%, due in 2049. Proceeds from the transaction were used toward repayment of the $300 million current portion of long-term debt that came due April 15, 2019.

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including any current debt maturities) of approximately 50%, over time. Achievement of this objective helps the Company maintain investment grade credit ratings and facilitates access to long-term capital at favorable interest rates. The Company’s common equity ratio was 49.9% and 49.8% as of June 30, 2019 and December 31, 2018, respectively.

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

As of June 30, 2019, PGE had $26 million of collateral posted with these counterparties, consisting of $5 million in cash and $21 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of June 30, 2019, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade was $43 million, and decreases to $17 million by December 31, 2019 and to $6 million by December 31, 2020. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade was $115 million at June 30, 2019 and decreases to $78 million by December 31, 2019 and to $58 million by December 31, 2020.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facility would increase.

The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on June 30, 2019, under the most restrictive issuance test in the Indenture, the Company could have issued up to $867 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of June 30, 2019, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 50.3%.

Off-Balance Sheet Arrangements

PGE has no off-balance sheet arrangements, other than outstanding letters of credit from time to time, that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

For such arrangements set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 15, 2019. there have been no material changes outside the ordinary course of business as of June 30, 2019.

Contractual Obligations

PGE’s contractual obligations for 2019 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 15, 2019. For such obligations, there have been no material changes outside the ordinary course of business as of June 30, 2019.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, these disclosure controls and procedures were effective.

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

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).
3.2	Eleventh Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 15, 2019).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Quarterly Report on Form 10-Q filed August 2, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	August 1, 2019	By:	/s/ James F. Lobdell
James F. Lobdell
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)