Form 10-Q
period 2020-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2020-04-24
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Number of shares of common stock outstanding as of April 20, 2020 is 89,488,773 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Revenues, net	$564	$570
Alternative revenue programs, net of amortization	9	3
Total revenues	573	573
Operating expenses:
Purchased power and fuel	153	179
Generation, transmission and distribution	73	77
Administrative and other	71	71
Depreciation and amortization	108	101
Taxes other than income taxes	35	34
Total operating expenses	440	462
Income from operations	133	111
Interest expense, net	33	32
Other (loss) income:
Allowance for equity funds used during construction	3	3
Miscellaneous (loss) income, net	(4)	2
Other (loss) income, net	(1)	5
Income before income tax expense	99	84
Income tax expense	18	11
Net income	81	73
Other comprehensive income	1	1
Comprehensive income	$82	$74

Weighted-average common shares outstanding (in thousands):
Basic	89,429	89,309
Diluted	89,579	89,309

Earnings per share—Basic and diluted	$0.91	$0.82

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$30	$30
Accounts receivable, net	233	253
Inventories	97	96
Regulatory assets—current	21	17
Other current assets	124	104
Total current assets	505	500
Electric utility plant, net	7,217	7,161
Regulatory assets—noncurrent	513	483
Nuclear decommissioning trust	45	46
Non-qualified benefit plan trust	34	38
Other noncurrent assets	156	166
Total assets	$8,470	$8,394

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	March 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128	$165
Liabilities from price risk management activities—current	32	23
Short-term debt	20	—
Current portion of long-term debt	140	—
Current portion of finance lease obligation	16	16
Accrued expenses and other current liabilities	296	315
Total current liabilities	632	519
Long-term debt, net of current portion	2,478	2,597
Regulatory liabilities—noncurrent	1,390	1,377
Deferred income taxes	385	378
Unfunded status of pension and postretirement plans	248	247
Liabilities from price risk management activities—noncurrent	129	108
Asset retirement obligations	263	263
Non-qualified benefit plan liabilities	102	103
Finance lease obligations, net of current portion	133	135
Other noncurrent liabilities	72	76
Total liabilities	5,832	5,803
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, no par value, 160,000,000 shares authorized; 89,464,521 and 89,387,124 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,220	1,220
Accumulated other comprehensive loss	(9)	(10)
Retained earnings	1,427	1,381
Total shareholders’ equity	2,638	2,591
Total liabilities and shareholders’ equity	$8,470	$8,394

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$81	$73
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108	101
Deferred income taxes	7	9
Pension and other postretirement benefits	6	6
Allowance for equity funds used during construction	(3)	(3)
Decoupling mechanism deferrals, net of amortization	(9)	(4)
(Amortization) of net benefits due to Tax Reform	(6)	(5)
Other non-cash income and expenses, net	19	10
Changes in working capital:
Decrease/(increase) in accounts receivable, net	19	(1)
(Increase)/decrease in inventories	(1)	3
(Increase)/decrease in margin deposits	(19)	1
(Decrease) in accounts payable and accrued liabilities	(22)	(13)
Other working capital items, net	(9)	(12)
Other, net	(16)	(9)
Net cash provided by operating activities	155	156

Cash flows from investing activities:
Capital expenditures	(162)	(150)
Sales of Nuclear decommissioning trust securities	3	4
Purchases of Nuclear decommissioning trust securities	(2)	(2)
Other, net	4	(3)
Net cash used in investing activities	(157)	(151)

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from financing activities:
Proceeds from issuance of long-term debt	119	—
Payments on long-term debt	(98)	—
Borrowings on short-term debt	20	—
Repayments of short-term debt	(20)	—
Issuance of commercial paper, net	20	—
Dividends paid	(34)	(32)
Other	(5)	(3)
Net cash provided by (used in) financing activities	2	(35)
(Decrease) in cash and cash equivalents	—	(30)
Cash and cash equivalents, beginning of period	30	119
Cash and cash equivalents, end of period	$30	$89

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$12	$13

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to obtain reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. The Company’s corporate headquarters is located in Portland, Oregon and its 4,000 square mile, state-approved service area encompasses 51 incorporated cities entirely within the State of Oregon. As of March 31, 2020, PGE served 899,000 retail customers within a service area of 1.9 million residents.

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

The financial information included herein as of and for the three months ended March 31, 2020 and 2019 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of normal recurring nature, unless otherwise noted. The financial information as of December 31, 2019 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 14, 2020, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three months ended March 31, 2020 and 2019.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standard Update (ASU) 2018-14 Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 amends Topic 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. This update will be effective for fiscal years ending after December 15, 2020. As the standard relates only to disclosures, PGE does not expect the adoption to have a material impact on the condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Companies can apply the ASU immediately, however the guidance will only be available until December 31, 2022. The Company is currently evaluating the impact that adopting this new accounting standard will have on its condensed consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

On January 1, 2020, PGE adopted ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 amends Topic 820 to add, remove, and clarify requirements related to fair value measurement disclosures. As the standard relates only to disclosures, the implementation did not result in an impact to the results of operation, financial position or cash flows.

On January 1, 2020, PGE adopted ASU 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 provides guidance on implementation costs incurred in a cloud computing arrangement that is a service contract and aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. PGE applied the amendments of this ASU prospectively, and the implementation did not have a material impact on PGE’s results of operation, financial position or cash flows.

On January 1, 2020, PGE adopted ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in previous GAAP with a methodology that reflects expected credit losses, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. PGE applied the amendments of this ASU using a modified-retrospective approach, and as a result, amounts recorded prior to January 1, 2020 have not been retrospectively restated.

Under the new standard, PGE estimates current expected credit losses for retail sales based on an assessment of the current and forecasted probability of collection, aging of accounts receivable, bad debt write-offs experience, actual customer billings, economic conditions, and other significant events that may impact the collectability of accounts receivable and unbilled revenues. Provisions for current expected credit losses related to retail sales, and changes to the amount of expected credit losses for existing receivables, are charged to Administrative and other expense and are recorded in the same period as the related revenues, with an offsetting credit to the allowance for credit losses. The implementation did not have a material impact on PGE’s results of operation, financial position or cash flows.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended March 31,
	2020	2019
Retail:
Residential	$279	$290
Commercial	159	154
Industrial	51	44
Direct access customers	11	11
Subtotal	500	499
Alternative revenue programs, net of amortization	9	3
Other accrued revenues, net	5	7
Total retail revenues	514	509
Wholesale revenues*	47	37
Other operating revenues	12	27
Total revenues	$573	$573
* Wholesale revenues include $16 million and $11 million related to electricity commodity contract derivative settlements for the three months ended March 31, 2020 and 2019, respectively. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

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
In accordance with state regulations, PGE’s retail customer prices are based on the Company’s cost of service and determined through general rate case proceedings and various tariff filings with the Public Utility Commission of Oregon (OPUC). Additionally, the Company offers pricing options that include a daily market price option, various time-of-use options, and several renewable energy options.
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
Pursuant to regulation by the OPUC, PGE is mandated to maintain several tariff schedules to collect funds for programs that benefit the general public from customers, such as conservation, low-income housing, energy efficiency, renewable energy programs, and privilege taxes. For such programs, PGE generally collects the funds and remits the amounts to third party agencies that administer the programs. In these arrangements, PGE is considered to be an agent, as PGE’s performance obligation is to facilitate a transaction between customers and the administrators of these programs. Therefore, such amounts are presented on a net basis and are not reflected in Revenues, net within the condensed consolidated statements of income and comprehensive income.
Wholesale Revenues
PGE participates in the wholesale electricity marketplace in order to balance its supply of power to meet the needs of its retail customers. Interconnected transmission systems in the western United States serve utilities with diverse load requirements and allow the Company to purchase and sell electricity within the region depending upon the relative price and availability of power; hydro, solar and wind condition; and daily and seasonal retail demand.
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
Other Operating Revenues
Other operating revenues consist primarily of gains and losses on the sale of natural gas volumes purchased that exceeded what was needed to fuel the Company’s generating facilities, as well as revenues from transmission services, excess transmission capacity resales, excess fuel sales, utility pole attachment revenues, and other services provided to customers.

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

Accounts Receivable, Net

Accounts receivable, net includes $78 million and $86 million of unbilled revenues as of March 31, 2020 and December 31, 2019, respectively. Accounts receivable is net of an allowance for credit losses of $6 million as of March 31, 2020. The following summarizes activity in the allowance for credit losses (in millions):

Three Months Ended March 31, 2020
Balance as of beginning of period	$5
Increase in provision	2
Amounts written off	(3)
Recoveries	2
Balance as of end of period	$6

To conform with 2020 presentation, PGE reclassified $86 million of Unbilled revenues to Accounts receivable, net on the condensed consolidated balance sheets for the period ended December 31, 2019.

Other Current Assets

Other current assets consist of the following (in millions):

	March 31, 2020	December 31, 2019
Prepaid expenses	$64	$63
Assets from price risk management activities	25	25
Margin deposits	35	16
Other current assets	$124	$104

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	March 31, 2020	December 31, 2019
Electric utility plant	$11,033	$10,928
Construction work-in-progress	356	328
Total cost	11,389	11,256
Less: accumulated depreciation and amortization	(4,172)	(4,095)
Electric utility plant, net	$7,217	$7,161

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $381 million and $366 million as of March 31, 2020 and December 31, 2019, respectively. Amortization expense related to intangible assets was $15 million and $16 million for the three months ended March 31, 2020 and 2019, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	March 31, 2020			December 31, 2019
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$7		$124	$—		$95
Pension and other postretirement plans	—		208	—		213
Debt issuance costs	—		25	—		26
Trojan decommissioning activities	—		95	—		94
Other	14		61	17		55
Total regulatory assets	$21		$513	$17		$483
Regulatory liabilities:
Asset retirement removal costs	$—		$1,033	$—		$1,021
Deferred income taxes	—		259	—		260
Asset retirement obligations	—		54	—		54
Tax Reform deferral	17		—	23		—
Other	23		44	21		42
Total regulatory liabilities	$40	*	$1,390	$44	*	$1,377

* Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	March 31, 2020	December 31, 2019
Accrued employee compensation and benefits	$48	$74
Accrued taxes payable	31	33
Accrued interest payable	41	25
Accrued dividends payable	36	36
Regulatory liabilities—current	40	44
Other	100	103
Total accrued expenses and other current liabilities	$296	$315

Credit Facilities

As of March 31, 2020, PGE had a $500 million revolving credit facility scheduled to expire in November 2023. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, as backup for commercial paper borrowings, and to permit the issuance of standby letters of credit. PGE may borrow

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on PGE’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of March 31, 2020, PGE was in compliance with this covenant with a 50.4% debt-to-total capital ratio.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

Under the revolving credit facility, as of March 31, 2020, PGE had $20 million of commercial paper outstanding. As a result, the aggregate unused available credit capacity under the revolving credit facility was $480 million.

In addition, PGE has four letter of credit facilities that provide a total capacity of $220 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $51 million were outstanding as of March 31, 2020. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

On April 9, 2020, PGE obtained a 364-day, term loan from lenders in proportion to their funding commitments in the aggregate principal of $150 million. The term loan will bear interest for the relevant interest period at LIBOR plus 1.25%. The interest rate is subject to adjustment pursuant to the terms of the loan. The credit agreement expires on April 8, 2021, with any outstanding balance due and payable on such date.

Pursuant to an order issued by the Federal Energy Regulatory Commission (FERC), the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 7, 2022.

Long-term Debt

On March 11, 2020, PGE completed the remarketing of an aggregate principal amount of $119 million of Pollution Control Revenue Refunding Bonds (PCRBs), which consist of $98 million aggregate principal of PCRBs that will bear an interest rate of 2.125%, and $21 million aggregate principal of PCRBs that will bear an interest rate of 2.375%, both due in 2033.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Service cost	$4	$4
Interest cost*	8	8
Expected return on plan assets*	(11)	(10)
Amortization of net actuarial loss*	4	3
Net periodic benefit cost	$5	$5

* The expense portion of non-service cost components are included in Miscellaneous (loss) income, net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate fair value as of March 31, 2020 and December 31, 2019. PGE then classifies these financial assets and liabilities based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of March 31, 2020
	Level 1	Level 2	Level 3	Other(2)	Total
Assets:
Cash equivalents	$3	$—	$—	$—	$3
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	7	15	—	—	22
Corporate credit	—	10	—	—	10
Money market funds measured at NAV (2)	—	—	—	13	13
Non-qualified benefit plan trust: (3)
Money market funds	1	—	—	—	1
Equity securities	6	—	—	—	6
Debt securities—domestic government	1	—	—	—	1
Price risk management activities: (1) (4)
Electricity	—	14	—	—	14
Natural gas	—	15	1	—	16
	$18	$54	$1	$13	$86
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$9	$134	$—	$143
Natural gas	—	17	1	—	18
	$—	$26	$135	$—	$161

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.

(3)	Excludes insurance policies of $26 million, which are recorded at cash surrender value.

(4)	For further information, see Note 5, Risk Management.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$26	$—	$—	$—	$26
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	8	16	—	—	24
Corporate credit	—	9	—	—	9
Money market funds measured at NAV (2)	—	—	—	13	13
Non-qualified benefit plan trust: (3)
Money market funds	1	—	—	—	1
Equity securities	7	—	—	—	7
Debt securities—domestic government	1	—	—	—	1
Price risk management activities: (1) (4)
Electricity	—	9	7	—	16
Natural gas	—	21	1	—	22
	$43	$55	$8	$13	$119
Liabilities:
Price risk management activities: (1) (4)
Electricity	—	14	105	—	119
Natural gas	—	12	—	—	12
	$—	$26	$105	$—	$131

(1)	Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2)	Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.

(3)	Excludes insurance policies of $29 million, which are recorded at cash surrender value.

(4)	For further information, see Note 5, Risk Management.

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

Assets and liabilities from price risk management activities are recorded at fair value in PGE’s condensed consolidated balance sheets and consist of derivative instruments entered into by the Company to manage its risk exposure to commodity price and foreign currency exchange rates and to reduce volatility in net variable power costs (NVPC) for the Company’s retail customers. For additional information regarding these assets and liabilities, see Note 5, Risk Management.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of March 31, 2020
Electricity physical forwards	$—	$130	Discounted cash flow	Electricity forward price (per MWh)	$9.04	$43.58	$34.25
Natural gas financial swaps	1	1	Discounted cash flow	Natural gas forward price (per Decatherm)	1.35	1.83	1.54
Electricity financial futures	—	4	Discounted cash flow	Electricity forward price (per MWh)	9.50	54.22	38.17
	$1	$135
As of December 31, 2019
Electricity physical forwards	$—	$104	Discounted cash flow	Electricity forward price (per MWh)	$12.53	$59.00	$36.92
Natural gas financial swaps	1	—	Discounted cash flow	Natural gas forward price (per Decatherm)	1.39	3.73	1.90
Electricity financial futures	7	1	Discounted cash flow	Electricity forward price (per MWh)	10.57	66.32	45.11
	$8	$105

The significant unobservable inputs used in the Company’s fair value measurement of price risk management assets and liabilities are long-term forward prices for commodity derivatives. For certain long-term contracts, observable, liquid market transactions are not available for the duration of the delivery period. In such instances, the Company uses internally-developed long-term price curves that utilize observable data when available. When not available, regression techniques are used to estimate unobservable future prices.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Balance as of the beginning of the period	$97	$88
Net realized and unrealized (gains)/losses*	39	(19)
Transfers (from)/to Level 3 (to)/from Level 2	(2)	1
Balance as of the end of the period	$134	$70

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

As of March 31, 2020, the carrying amount of PGE’s long-term debt was $2,618 million, net of $11 million of unamortized debt expense, and its estimated aggregate fair value was $3,180 million. As of December 31, 2019, the carrying amount of PGE’s long-term debt was $2,597 million, net of $11 million of unamortized debt expense, and its estimated aggregate fair value was $3,039 million.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	March 31, 2020	December 31, 2019
Current assets:
Commodity contracts:
Electricity	$14	$9
Natural gas	11	16
Total current derivative assets(1)	25	25
Noncurrent assets:
Commodity contracts:
Electricity	—	7
Natural gas	5	6
Total noncurrent derivative assets(1)	5	13
Total derivative assets(2)	$30	$38
Current liabilities:
Commodity contracts:
Electricity	$17	$14
Natural gas	15	9
Total current derivative liabilities	32	23
Noncurrent liabilities:
Commodity contracts:
Electricity	126	105
Natural gas	3	3
Total noncurrent derivative liabilities	129	108
Total derivative liabilities(2)	$161	$131

(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.
(2) As of March 31, 2020 and December 31, 2019, no derivative assets or liabilities were designated as hedging instruments.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	March 31, 2020		December 31, 2019
Commodity contracts:
Electricity	8	MWhs	6	MWhs
Natural gas	144	Decatherms	145	Decatherms
Foreign currency	$24	Canadian	$23	Canadian

PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of March 31, 2020, gross amounts included as Price risk management liabilities subject to master netting agreements was $3 million, for which PGE posted no collateral. Of the gross amounts recognized, $1 million was for electricity and $2 million was for natural gas. As of December 31, 2019, PGE had no material master netting arrangements.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Purchased power and fuel in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Commodity contracts:
Electricity	$32	$(24)
Natural Gas	9	(25)
Foreign currency exchange	1	—

Net unrealized and certain net realized losses (gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended March 31, 2020 and 2019, net losses of $42 million and net gains of $49 million, respectively, have been offset.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss (gain) recorded as of March 31, 2020 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total
Commodity contracts:
Electricity	$(2)	$14	$8	$8	$8	$93	$129
Natural gas	7	(5)	—	—	—	—	2
Net unrealized loss	$5	$9	$8	$8	$8	$93	$131

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2020 was $150 million, for which PGE has posted $11 million in collateral, consisting entirely of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered at March 31, 2020, the cash requirement to either post as collateral or settle the instruments immediately would have been $140 million. As of March 31, 2020, PGE had no cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheet.

Counterparties representing 10% or more of assets and liabilities from price risk management activities were as follows:

	March 31, 2020	December 31, 2019
Assets from price risk management activities:
Counterparty A	27%	35%
Counterparty B	12	13
Counterparty C	10	11
Counterparty D	9	11
	58%	70%
Liabilities from price risk management activities:
Counterparty E	81%	79%

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

For the three months ended March 31, 2020, unvested performance-based restricted stock units and related dividend equivalent rights of 301 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 263 thousand shares excluded for the three months ended March 31, 2019.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted-average common shares outstanding—basic	89,429	89,309
Dilutive effect of potential common shares	150	—
Weighted-average common shares outstanding—diluted	89,579	89,309

NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three-month periods ended March 31, 2020 and 2019 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2019	89,387,124	$1,220	$(10)	$1,381	$2,591
Issuances of shares pursuant to equity-based plans	77,397	—	—	—	—
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.3850 per share)	—	—	—	(35)	(35)
Net income	—	—	—	81	81
Balances as of March 31, 2020	89,464,521	$1,220	$(9)	$1,427	$2,638

Balances as of December 31, 2018	89,267,959	$1,212	$(7)	$1,301	$2,506
Issuances of shares pursuant to equity-based plans	88,352	—	—	—	—
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.3625 per share)	—	—	—	(32)	(32)
Net income	—	—	—	73	73
Reclassification of stranded tax effects due to Tax Reform	—	—	(2)	2	—
Balances as of March 31, 2019	89,356,311	$1,212	$(8)	$1,344	$2,548

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

A loss contingency will also be disclosed when it is reasonably possible that an asset has been impaired, or a liability incurred, if the estimate or range of potential loss is material. If a probable or reasonably possible loss cannot be reasonably estimated, then PGE: i) discloses an estimate of such loss or the range of such loss, if the Company is able to determine such an estimate; or ii) discloses that an estimate cannot be made and the reasons why the estimate cannot be made.

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

The EPA finalized the feasibility study, along with the remedial investigation, and the results provided the framework for the EPA to determine a clean-up remedy for Portland Harbor that was documented in a Record of Decision (ROD) issued in 2017. The ROD outlined the EPA’s selected remediation plan for clean-up of Portland Harbor, which has an undiscounted estimated total cost of $1.7 billion, comprised of $1.2 billion related to remediation construction costs and $0.5 billion related to long-term operation and maintenance costs. Remediation construction costs were estimated to be incurred over a 13-year period, with long-term operation and maintenance costs estimated to be incurred over a 30-year period from the start of construction. The EPA acknowledged the estimated costs were based on data that was outdated and that pre-remedial design sampling was necessary to gather updated baseline data to better refine the remedial design and estimated cost. A small group of PRPs performed pre-

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

remedial design sampling to update baseline data and submitted the data in an updated evaluation report to the EPA for review. The evaluation report concluded that the conditions of Portland Harbor have improved substantially over the past ten years. In response, the EPA indicated that while it would use the data to inform implementation of the ROD, the EPA’s conclusions remained materially unchanged. With the completion of pre-remedial design sampling, Portland Harbor is now in the remedial design phase, which consists of additional technical information and data collection to be used to design the expected remedial actions. Certain PRPs have entered into consent agreements, or are in good-faith discussion with the EPA, to perform remedial design, and if the EPA deems necessary, it has communicated it would issue Special Notice Letters to enforce action of remedial design.

PGE continues to participate in a voluntary process to determine an appropriate allocation of costs amongst the PRPs. Significant uncertainties remain surrounding facts and circumstances that are integral to the determination of such an allocation percentage, including the remedial design process, data with regard to property specific activities and history of ownership of sites within Portland Harbor that will inform the precise boundaries for clean-up, assignment of responsibility for clean-up costs, and whether the ROD will be implemented as issued. It is probable that PGE will share in a portion of the costs related to Portland Harbor. However, based on the above facts and remaining uncertainties, PGE does not currently have sufficient information to reasonably estimate the amount, or range, of its potential liability or determine an allocation percentage that represents PGE’s portion of the liability to clean-up Portland Harbor, although such costs could be material to PGE’s financial position.

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

The impact of costs related to EPA and NRD liabilities on the Company’s results of operations is mitigated by the Portland Harbor Environmental Remediation Account (PHERA) mechanism. As approved by the OPUC in 2017, the PHERA allows the Company to defer and recover incurred environmental expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, such as insurance recoveries, and if necessary, through customer prices. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds. Annual expenditures in excess of $6 million, excluding expenses related to contingent liabilities, are subject to an annual earnings test and would be ineligible for recovery to the extent PGE’s actual regulated return on equity exceeds its return on equity as authorized by the OPUC in PGE’s most recent general rate case. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or ineligible per the prescribed earnings test. The Company plans to seek recovery of any costs resulting from EPA’s determination of liability for Portland Harbor through application of the PHERA. At this time, PGE is not recovering any Portland Harbor cost from the PHERA through customer prices.

Trojan Investment Recovery Class Actions

In 2003, in two separate legal proceedings, lawsuits were filed against PGE on behalf of two classes of electric service customers as a result of OPUC actions arising from PGE’s closure of the Trojan nuclear power plant in 1993: i) Dreyer, Gearhart and Kafoury Bros., LLC v. Portland General Electric Company, Marion County Circuit Court (Circuit Court); and ii) Morgan v. Portland General Electric Company, Marion County Circuit Court. The class action lawsuits seek damages totaling $260 million, plus interest, as a result of the Company’s inclusion, in prices charged to customers, of a return on its investment in Trojan.

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
On April 7, 2020 the Plaintiffs filed a petition with the OSC requesting review and reversal of the Court of Appeals opinion.

PGE believes that the 2014 OSC decision, the Circuit Court decisions, and the Court of Appeals decisions that followed have reduced the risk of any loss to the Company beyond the amounts previously recorded and refunds discussed above. However, because the class actions remain subject to a potential review by the OSC, management believes that it is reasonably possible that such a loss to the Company could result. As these matters involve unsettled legal theories and have a broad range of potential outcomes, sufficient information is currently not available to determine the amount of any such loss.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

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

In October 2018, DRA filed an appeal, and PGE and the CTWS filed cross-appeals, to the Ninth Circuit Court of Appeals. In December 2019, the Court of Appeals closed the case and vacated the briefing schedule, pending ongoing discussions among the parties. On March 10, 2020, the Court of Appeals reopened the case and reset the briefing schedule, which now extends through August 20, 2020.

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

NOTE 9: GUARANTEES

PGE enters into financial agreements and power and natural gas purchase and sale agreements that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of March 31, 2020, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes tax credits, regulatory flow-through adjustments, and other items, applied to the Company’s year-to-date, pre-tax income. The significant differences between the U.S. Federal statutory tax rate and PGE’s effective tax rate are

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

reflected in the following table:

	Three Months Ended March 31,
	2020	2019
Federal statutory tax rate	21.0%	21.0%
Federal tax credits*	(10.9)	(12.7)
State and local taxes, net of federal tax benefit	7.4	6.5
Flow through depreciation and cost basis differences	1.6	1.3
Amortization of excess deferred income tax	(1.9)	(3.7)
Other	1.0	0.7
Effective tax rate	18.2%	13.1%

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

Carryforwards

Federal tax credit carryforwards as of March 31, 2020 and December 31, 2019 were $64 million. These credits consist of PTCs, which will expire at various dates through 2040. PGE believes that it is more likely than not that its deferred income tax assets as of March 31, 2020 will be realized; accordingly, no valuation allowance has been recorded. As of March 31, 2020, and December 31, 2019, PGE had no material unrecognized tax benefits.

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

•
changing customer expectations and choices that may reduce customer demand for our services which may impact PGE’s ability to make and recover its investments through rates and earn its authorized return on equity, including the impact of growing distributed and renewable generation resources, changing customer demand for enhanced electric services, and an increasing risk that customers procure electricity from registered ESSs or community choice aggregators;

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

•
complications arising from PGE’s jointly-owned generating facilities, including changes in ownership, adverse regulatory outcomes or operational failures that result in legal or environmental liabilities or unanticipated costs related to replacement power or repair costs;

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

•	employee workforce factors, including potential strikes, work stoppages, transitions in senior management, and the ability to recruit and retain appropriate talent;

•	new federal, state, and local laws that could have adverse effects on operating results;

•	political and economic conditions;

•	natural disasters and other risks, such as pandemic, earthquake, flood, drought, lightning, wind, and fire;

•
the impact of widespread health developments, including the recent global coronavirus ("COVID–19") pandemic, and responses to such developments (such as voluntary and mandatory quarantines, including government stay at home orders, as well as shut downs and other restrictions on travel, commercial, social and other activities) which would materially and adversely affect, among other things, electric services demand, customers’ ability to pay, supply chains, personnel, contract counterparties, liquidity and financial markets;

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

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of the business environment, results of operations, and financial condition of PGE. The MD&A should be read in conjunction with the Company’s condensed consolidated financial statements contained in this report, and other periodic and current reports filed with the SEC.

PGE is a vertically-integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity in the state of Oregon. In addition, the Company participates in wholesale markets by purchasing and selling electricity and natural gas in an effort to meet the needs of, and obtain reasonably-priced power for, its retail customers. The Company generates revenues and cash flows primarily from the sale and distribution of electricity to retail customers in its service territory.

PGE is committed to continuing to achieve steady growth and returns as the Company transforms to meet the challenges of climate change and an ever-evolving energy grid. Customers, policy makers, and other stakeholders expect PGE to reduce greenhouse gas emissions, keep the power grid reliable and secure, and ensure prices are affordable, especially for the most vulnerable customers. The Company’s strategy strives to balance these interests. PGE plans to:

•	Decarbonize the power supply with a goal of more than 80% carbon reduction from 1990 levels by the year 2050;

•	Electrify sectors of the economy, including transportation and buildings, that are also transforming to reduce greenhouse gas emissions; and

•
Perform as a business, driving improvements to work efficiency, the safety of our coworkers, and the reliability of our systems and equipment, all while adhering to the Company’s earnings per diluted share growth guidance of 4-6% on average.

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

PGE’s framework for achieving a clean energy future is informed and enabled by: i) customer renewable energy programs; ii) carbon legislation and administrative actions; iii) the resource planning process; and iv) the ability to recover renewable energy costs.

Customer Renewable Energy Programs—PGE’s customers continue to express a commitment to purchasing clean energy, as over 229,000 customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. At least four municipalities in PGE’s service territory have climate action plans and resolutions with 100 percent clean or net-zero carbon electricity goals between 2030 and 2050.

In response, the Company implemented a new customer product option, the Green Future Impact program. The first phase allowed for up to 160 MW of PGE-provided power purchase agreements for renewable resources and up to 140 MW of customer-provided renewable resources. PGE has proposed a second phase to increase the cap from 300 MW to 500 MW to allow more customers to participate in the program. The Company is currently working through the regulatory review process, which is targeted to conclude in November 2020.

The program provides business customers access to bundled renewable attributes from those resources while they remain cost of service customers and pay both the cost of service tariff and the price under the renewable energy option tariff, a structure intended to avoid stranded costs and cost shifting. Through this voluntary program, the Company seeks to align sustainability goals, cost and risk management, reliable integrated power, and a cleaner energy system.

Carbon Legislation and Administrative Actions—Oregon Senate Bill (SB) 1547 sets a benchmark for percentages of electricity that must come from renewable sources and requires the elimination of coal from Oregon utility customers’ energy supply no later than 2030 (subject to an exception that allowed extension of this date until 2035 for PGE’s output from Colstrip).

Other provisions of the law include:

•	An increase in RPS thresholds to 27% by 2025, 35% by 2030, 45% by 2035, and 50% by 2040;

•
A limitation on the life of renewable energy credits (RECs) generated from facilities that become operational after 2022 to five years, but continued unlimited lifespan for all existing RECs and allowance for the generation of additional unlimited RECs for a period of five years for projects online before December 31, 2022; and

•	An allowance for energy storage costs related to renewable energy in the Company’s Renewable Adjustment Clause (RAC) filings.

In response to SB 1547, the Company filed a tariff request in 2016 to accelerate recovery of PGE’s investment in the Colstrip facility from 2042 to 2030. In January 2020, the owners of Colstrip Units 1 and 2 permanently retired those two units. Although PGE has no direct ownership interest in those two units, the Company does have a 20% ownership share in Colstrip Units 3 and 4, which utilize certain common facilities with Units 1 and 2.

PGE is currently scheduled to recover the costs of its investment in Colstrip Units 3 and 4 by 2030, although some co-owners have taken actions to recover their costs by 2025 and 2027. The Company continues to evaluate its ongoing investment in Colstrip.

Any reduction in generation from Colstrip has the potential to provide capacity on the Colstrip Transmission facilities, which stretch from eastern Montana to near the western end of the state, to serve markets in the Pacific Northwest and beyond. PGE has a 15% ownership interest in, and capacity on, the Colstrip Transmission facilities. Renewable energy development in the state of Montana could benefit from any excess transmission capacity that may become available.

The Company continues with plans to cease coal-fired operation at its Boardman generating plant by the end of 2020.

During the 2019 Oregon legislative session, House Bill (HB) 2020 was introduced, which would have authorized a comprehensive cap and trade package in the State and would have granted the OPUC direct authority to address climate change. Although HB 2020 was not enacted in 2019, an amended version was reintroduced in the 35-day legislative session, which began on February 3, 2020. This new proposal, SB 1530, was also a cap and trade package that included changes made to address concerns raised by various parties. Prior to the legislative session, the OPUC stated that it would continue to collaborate with the legislature and stakeholders to make progress on climate change, noting that their authority is limited to that of an economic regulator.

The 2020 legislative session adjourned without action on SB 1530 due to a lack of quorum and as a result, on March 10, 2020, Governor Kate Brown issued an Executive Order directing state agencies to take actions to reduce and regulate greenhouse gas (GHG) emissions. Many of the direct agency actions are on an aggressive timeline with due dates in 2020 and 2021. As the Governor is limited by current statutory authority, the executive order does not include a market-based mechanism as envisioned by the cap and trade legislation introduced in the 2019 and 2020 legislative sessions.

The Executive Order:

•	Modifies the statewide GHG reduction goals to at least 45% below 1990 emission levels by 2035 and at least 80% below 1990 emission levels by 2050.

•	Directs state agencies to integrate climate change and the state’s GHG reduction goals into their planning, budgets, investments, and decisions to the extent allowed by law.

•	Directs the OPUC to—

◦	determine whether utility portfolios and customer programs reduce risks and costs to utility customers by making rapid progress towards reducing GHG emissions consistent with Oregon’s reduction goals;

◦	encourage electric companies to support transportation electrification infrastructure that supports GHG reductions and the SB 1044 zero emission vehicle goals; and

◦
prioritize proceedings and activities that advance decarbonization in the utility sector and exercise its broad statutory authority to reduce GHG emissions, mitigate energy burden on utility customers, and ensure reliability and resource adequacy.

•
Directs the Oregon Department of Environmental Quality (DEQ) to adopt a program to cap and reduce GHG emissions from large stationary sources, transportation fuels, and other liquid or gaseous fuels including natural gas.

•
More than doubles the reduction goals of the state’s Clean Fuels Program and extends the program, from the current rule that requires a 10 percent reduction in average carbon intensity of fuels from 2015 levels by 2025, to a 25 percent reduction below 2015 levels by 2035.

Regional Haze—PGE has received a letter from the DEQ indicating that under Phase 2 of the Regional Haze rules, the Beaver generating plant, based on its allowable emissions, which are considerably higher than actual emissions, and DEQ’s screening threshold has been identified as a potential contributor to visibility impacts to the Mt. Hood National Forest. The Company believes it has the flexibility to reduce the allowable emissions to a level in which it would be in compliance without any additional Regional Haze obligations for Beaver. Taking such a reduction on allowable emissions has the potential to constrain operations, though a review of actual emissions from 2014 to 2019 shows that Beaver would not have been limited during those operating years.

The Resource Planning Process—PGE’s resource planning process includes working with customers, stakeholders, and regulators to chart the course toward a clean, affordable, and reliable energy future. This process includes consideration of customer expectations and legislative mandates to move away from fossil fuel generation and toward renewable sources of energy.

In May 2018 the Company issued a request for proposals seeking to procure approximately 100 average MW (MWa) of qualifying renewable resources. The prevailing bid, Wheatridge Renewable Energy Facility (Wheatridge), will be located in eastern Oregon and combine 300 MW of wind generation and 50 MW of solar generation with 30 MW of battery storage.

PGE will own 100 MW of the wind resource with an investment of approximately $160 million. Subsidiaries of NextEra Energy Resources, LLC will own the balance of the 300 MW wind resource, along with the solar and battery components, and sell their portion of the output to PGE under 30-year power purchase agreements. PGE has the option to purchase the underlying assets of the power purchase agreements on the 12th anniversary of the commercial operation date of the wind facility. As of March 31, 2020, the Company has recorded $18 million, including the allowance for funds used during construction (AFDC), in construction work-in-progress (CWIP) related to Wheatridge.

The wind component of the facility is expected to be operational and placed in-service by December 2020 and qualify for production tax credits (PTCs) at the 100 percent level. Construction of the solar and battery components is planned for 2021 and is expected to qualify for federal investment tax credits. To date, PGE has not experienced any supply chain disruptions due to the recent COVID-19 pandemic related to the construction of Wheatridge, and the project is proceeding as planned. PGE is working closely with the contractor to actively monitor for supply chain issues and plans to mitigate any potential schedule impacts, if necessary. See “COVID-19 Impacts” within this “Overview” section for further information on COVID-19.

In July 2019, PGE submitted its 2019 Integrated Resource Plan (2019 IRP) to the OPUC. The initial plan and modifications proposed by PGE within the docket (LC 73) set forth the following actions the Company proposed to undertake over the next four years to acquire the resources identified. At a March 16, 2020 public meeting, the OPUC verbally acknowledged PGE’s 2019 IRP, subject to certain agreed-upon conditions. A written order, which will memorialize the decisions reached and provide clarifications, remains forthcoming. In the verbal order, the OPUC acknowledged the following Action Plan for PGE to undertake:

•	Customer actions—

◦	Seek to acquire all cost-effective energy efficiency; and

◦	Seek to acquire all cost-effective and reasonable distributed flexibility.

•
Renewable actions—Conduct a Renewables Request for Proposals (RFP) seeking up to approximately 150 MWa of new RPS-eligible resources that contribute to meeting PGE’s capacity needs by the end of 2024, with the following conditions, among others:

◦	Resources must qualify for the federal Production Tax Credit (PTC) or the federal Investment Tax Credit;

◦	Resources must pass the cost-containment screen; and

◦	The value of RECs generated prior to 2030 must be returned to customers.

•	Capacity actions—Pursue dispatchable capacity through the following concurrent processes:

◦	Pursue cost-competitive, bilateral contract agreements for existing capacity in the region; and

◦	Conduct an RFP for non-emitting dispatchable resources that contribute to meeting PGE’s capacity needs.

The verbal acknowledgment also requires that PGE consider resources in the Renewable and Capacity RFPs in a co-optimized manner. PGE had requested authorization to pursue up to approximately 700 MW of capacity contribution by 2025 from a combination of renewables, existing resources, and new non-emitting dispatchable capacity resources, such as energy storage. As PGE implements the Action Plan, the Company will continue to evaluate present and ongoing resource needs in light of the economic disruption related to COVID-19.

PGE expects that it will likely file an IRP Update in 2020.

Recovery of Renewable Energy Costs— As previously authorized by the OPUC, a primary method available to recover costs associated with renewable resources is the RAC. This mechanism allows PGE to recover prudently incurred costs of renewable resources through filings made annually to the OPUC. In the 2019 General Rate Case (2019 GRC) Order, the OPUC also authorized the inclusion of prudent costs of energy storage projects associated with renewables in future RAC filings, under certain conditions.

In the fourth quarter of 2019, the Company submitted a RAC filing requesting recovery of the net revenue requirement of Wheatridge. If approved as requested, the Company would begin collection in customer prices upon the project’s in-service date, which is expected to occur prior to the inclusion of the project cost in base rates. Regulatory review of the request continues through a public process conducted by the OPUC.

Electrify other sectors of the economy—PGE is working toward an equitable, safe, and clean energy future. Recent and future enhancements to the grid to enable a seamless platform include:

•	The use of electricity in more applications such as electric vehicles and heat pumps;

•	The integration of new, geographically-diverse energy markets;

•	The deployment of new technologies like energy storage, communications networks, automation and control systems for flexible loads, and distributed generation;

•	The development of connected neighborhood microgrids and smart communities; and

•	The use of data and analytics to better predict demand and support energy-saving customer programs.

In July 2019, PGE’s Board approved plans to construct an Integrated Operations Center (IOC) to support and enhance the reliability and resiliency of the grid and as a key step to support efforts to electrify the economy. The IOC, at an estimated total cost of $200 million, excluding AFDC, will centralize mission-critical operations, including those that are planned as part of the integrated grid strategy. This secure, resilient facility will include infrastructure to support and enhance grid operations and co-locate primary support functions. As of March 31, 2020, the Company has recorded $39 million, including AFDC, in CWIP related to the IOC. The project is still on track for an in-service completion date in the fourth quarter of 2021. The Company continues to actively monitor any potential supply chain or labor issues as a result of the COVID-19 pandemic.

The Company is also working to advance transportation electrification, with projects aimed at improving accessibility to electric vehicle charging stations and partnering with local mass transit agencies to transition to a greater use of electric vehicles. In June 2019, the Oregon Legislature enacted SB 1044, which establishes zero emissions goals of 250,000 registered vehicles by 2025 and 90% of all new vehicle sales by 2035. In September 2019, PGE filed with the OPUC its first Transportation Electrification plan, which considers current and planned activities, along with both existing and potential system impacts, in relation to the State’s carbon reduction goals.

Perform as a business—PGE focuses on providing reliable, clean power to customers at affordable prices while providing a fair return to investors. To achieve this goal the Company must execute effectively within its regulatory framework and maintain prudent management of key financial, regulatory, and environmental matters that may affect customer prices and investor returns.

COVID-19 Impacts—The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions. In Oregon, Governor Kate Brown issued an executive order on March 23, 2020 directing Oregon residents to stay at home except for essential activity and mandating closure of businesses for which close personal contact is difficult or impossible to avoid. As of April 23, 2020, this executive order remained in place.

The most immediate impact of the COVID-19 pandemic has been on the Company’s operations, as the Company took a number of actions to protect the health of the public and our employees and comply with directives and advice of governmental authorities. In January 2020, PGE established a task force to monitor developments related to the COVID-19 pandemic and establish policies regarding potentially affected employees. In February 2020, as more information about the potential impacts of COVID-19 became apparent, the Company activated its formal business continuity plans. These plans are designed to ensure the safety of the public and employees while the Company continues to provide critical service to its customers. In addition to directing employees to work from home when appropriate, the Company has implemented safeguards for employees who play critical roles to ensure operational reliability and established protocols for employees who interact directly with the public. The Company has enacted extra physical security and cybersecurity measures in an attempt to safeguard systems in order to serve operational needs, including those of its remote workforce, and to ensure uninterrupted service to customers. The Company will continue to evolve its business continuity plan to follow guidance from the Center for Disease Control and the Oregon Health Authority.

The initial economic impacts of the COVID-19 pandemic and the Oregon Governor’s stay at home order and mandated closure of certain business have caused a significant temporary slowdown in certain sectors of the economy and a corresponding increase in unemployment. PGE has experienced two significant operational impacts as a result of the executive order: i) a change in retail load patterns; and ii) significant changes to the Company’s receivable collection practices. As a result of these changes in retail load patterns, PGE projects that retail energy deliveries for the full year 2020 could decline by 1% to 2% compared to 2019 weather-adjusted levels due to decreases in commercial deliveries, partially offset by an increase in residential deliveries, and industrial deliveries remaining flat. See “Customers and Demand” in this Overview section and “Revenues” of the Results of Operations section for more information related to COVID-19 impacts on retail loads.

The Company has responded to the hardships many customers are facing and has taken a number of steps to support its customers and communities, including suspending disconnections and late fees during the crisis, developing time payment arrangements, and partnering with local non-profits to stabilize the impacts on small businesses and low-income residential customers. PGE expects that the combination of these actions and increased unemployment will result in increased bad debt expense, which is projected to be $15 million for the full-year, compared to an original $6 million forecast for 2020. See “Administrative and other” of the Results of Operations section for more information related to COVID-19 impacts on bad debt expense.

The global nature of the COVID-19 pandemic has resulted in supply chain disruptions and in some instances construction interruptions. While PGE has not experienced significant supply chain disruptions or construction interruptions to date, its business continuity plans have included an assessment of critical operational supply chain linkages and an assessment of potential interruptions to our capital project execution. The Company will continue to monitor supply chain issues, including possible force majeure notices, for any material impacts to its operations.

Global capital markets have experienced significant volatility in response to COVID-19, and PGE continues to assess the impact of this volatility on its liquidity position and capital investment plans. The Company believes its revolver capacity, proceeds of a recent $150 million, 364-day term loan, and other planned debt issuances will provide adequate liquidity for the Company’s operational needs. The Company is also revising its capital investment strategy given the macroeconomic challenges its customers face and has revised capital expenditure projections from $890 million to $745 million for 2020 and from $595 million to $565 million for 2021. The Company continues to evaluate its five-year capital plan. A detailed discussion of capital market and capital investment responses is included in the “Liquidity and Capital Resources” section.

Capital market disruptions due to COVID-19 are resulting in significant changes to inputs used to determine pension funding levels and funding requirements. In 2019 the Company contributed $62 million of funding to the pension plan, and as of March 31, 2020 does not currently anticipate any additional contributions until 2022. The Company continues to monitor the impact of COVID-19 on capital markets and the potential consequences to pension funding levels and corresponding mandatory funding.

On March 27, 2020, the U.S. Government enacted the CARES Act, which provides approximately $2 trillion of economic relief and stimulus to support the national economy during the COVID-19 epidemic. This package included support for individuals, large corporations, small business, and health care entities, among other affected groups. While PGE, and the utility industry broadly, were not direct beneficiaries of the stimulus, the Company continues to review the provisions of the CARES Act and assess the potential impact on the Company’s operations.
PGE has experienced a reduction in load and an increase in late customer payments and believes that it is reasonably possible these trends will have a material impact on its results of operations. However the full extent to which the COVID-19 pandemic may ultimately impact PGE’s results of operations depends on numerous evolving factors, which are highly uncertain and difficult to predict, including new information which may quickly emerge concerning the severity of the virus, the scope of the outbreak and the actions to contain the virus or treat its impact, and to what extent normal economic and operating conditions can resume, among others. PGE currently believes the COVID-19 pandemic will not have a material impact on its financial condition and cash flows and that it has sufficient liquidity to meet the Company’s anticipated capital and operating requirements. It is reasonably possible, however, that disruption and volatility in the global capital markets may materially increase the cost of capital. As a result, while portions of the impact of the COVID-19 pandemic on PGE’s business are known, the full impact on PGE’s results of operations, financial condition, and cash flows cannot be reasonably estimated at this time.
PGE filed an application for deferral of certain incremental costs and lost revenue related to COVID-19 on March 20, 2020 with the OPUC. This application seeks to recover costs and lost revenue (including customer receivable write-offs and other incremental costs or lost revenue arising from the COVID-19 pandemic) incurred from the date of the application through at least the end of 2020. PGE will defer such costs once they are deemed probable of recovery. Until such determination is made, any incremental expenses will be recognized in the results of operations. Amortization of any deferred costs will remain subject to OPUC review prior to amortization in customer prices and would be subject to an earnings test.

Power Costs—Pursuant to the Annual Update Tariff (AUT) process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2020 AUT included a final increase in power costs for 2020, and a corresponding increase in annual revenue requirement, of $27 million from 2019 levels, which were reflected in customer prices effective January 1, 2020.

Under the power cost adjustment mechanism (PCAM) for 2019, NVPC was within the limits of the deadband, thus no potential refund or collection was recorded. The OPUC will review the results of the PCAM for 2019 during the second half of 2020 with a decision expected in the fourth quarter 2020.

Portland Harbor Environmental Remediation Account (PHERA) Mechanism—The EPA has listed PGE as one of over one hundred PRPs related to the remediation of the Portland Harbor Superfund site. As of March 31, 2020, significant uncertainties still remain concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, and whether the final selection of a proposed remedy by the EPA will be implemented as issued. PGE continues to participate in a voluntary process to determine an appropriate allocation of costs amongst the PRPs and expects the next major phase of the allocation process to begin in January 2021 contemporaneously with the remedial design process that is just beginning. In a Record of Decision issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. It is probable that PGE will share in a portion of the costs related to Portland Harbor, however the Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation, although such costs could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the Company’s environmental recovery mechanism allows the Company to defer and recover incurred environmental expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, such as insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

City of Portland Audit—In 2019, the city of Portland (the “City”), which is the largest city within PGE’s service territory, completed its audit of PGE’s and the City’s mutual License Fees agreement for the 2012 through 2015 periods. The preliminary claim by the City is that PGE improperly excluded certain items from the calculation of gross revenues, which resulted in underpayment of franchise taxes of $7 million, including interest and penalties. PGE believes the City’s preliminary findings are not consistent with previous audit conclusions, which found that the Company appropriately calculated gross revenues in determining franchise fees. PGE believes it has good standing for maintaining the historical approach to determining License Fees and has not recorded a liability for the City’s assertion. The City has not provided its Final Letter of Determination, which is an initial step in an ongoing resolution process. Discussions with the City over this matter continue.

Capital Project Deferral—In the second quarter of 2018, PGE placed into service a new customer information system at a total cost of $152 million. In accordance with agreements reached with stakeholders in the Company’s 2019 GRC, the Company’s capital cost of the asset was included in rate base and customer prices as of January 1, 2019.

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

In 2017, the OPUC opened docket UM 1909 to conduct an investigation of the scope of its authority under Oregon law to allow the deferral of costs related to capital investments for later inclusion in customer prices. In October 2018, the OPUC issued Order 18-423 (Order) concluding that the OPUC lacked authority under Oregon law to allow deferrals of any costs related to capital investments. In the Order, the OPUC acknowledged that this decision was contrary to its past limited practice of allowing deferrals related to capital investments and would require adjustments to its regulatory practices. The OPUC directed its Staff to meet with the utilities and stakeholders to address the full implications of this decision, and to propose recommendations needed to implement this decision consistent with the OPUC’s legal authority and the public interest.

In response to the Order, PGE and other utilities filed a motion for reconsideration and clarification, which was denied. On April 19, 2019, PGE and the other utilities filed a petition for judicial review of the Order with the Oregon Court of Appeals. While procedural steps pursuant to this petition continue, PGE believes that the costs incurred to date associated with the customer information system were prudently incurred and has not withdrawn its deferral application to recover the revenue requirement of this capital project.

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

In April 2020, the OPUC issued a notice to rescind the Order and established a schedule for parties to submit exceptions to a proposed order the OPUC intends to issue to replace the Order, stating the OPUC does, in fact, have authority to defer capital costs. A final order is expected in June 2020.

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

The Company recorded an estimated collection of $6 million and $2 million from residential and commercial customers, respectively, for the three months ended March 31, 2020, which resulted from variances between actual weather-adjusted use per customer and that projected in the 2019 GRC. Collections under the decoupling mechanism are subject to an annual limitation of 2%, based on the net rates in effect for the applicable tariff schedule at the time of collection. For collections recorded in 2020, the 2% limit will be applied to the net rates for the applicable rate schedules that will be in effect on January 1, 2022. No cap exists for any potential refunds under the decoupling mechanism. PGE cannot reasonably estimate the full-year impacts of COVID-19 on weather-adjusted use per customer, but in the near-term the Company expects to see higher weather-adjusted use per customer from residential customers that are staying at home and lower use per customer from commercial customers that are adversely affected by COVID-19. At December 31, 2019, PGE recorded a total collection of $14 million, which if approved, will be collected over a one-year period beginning January 1, 2021.

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

In January 2020, at PGE’s request, the OPUC issued an order approving a tariff and related deferral and balancing account to provide for an estimated recovery of $7 million in customer prices in 2020. The Company will revisit the expected tax consequences annually and revise the annual tariff accordingly. Pursuant to the order, PGE started collections in customer prices February 1, 2020.

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

Customers and Demand—Retail energy deliveries for the three months ended March 31, 2020, decreased 0.5% compared with the three months ended March 31, 2019. This decrease was driven by a 5.5% decrease in residential deliveries in comparison to 2019, which experienced higher customer demand driven by cooler temperatures with 12% more heating degree-days than in 2020, as shown in the table in the “Revenues” section of the Results of Operations. Commercial deliveries increased 0.1% while energy deliveries to industrial customers increased 9.1% compared to the first quarter of 2019, led by a 14.4% increase from the Company’s cost-of -service customers.

These results largely reflect conditions prior to the COVID-19 pandemic. With the March 23, 2020 order issued by the Governor directing Oregon residents to stay at home except for essential activity and mandating closure of businesses for which close personal contact is difficult or impossible to avoid, the Company has recently seen indications of shifts in retail demand taking place. In particular, residential loads are increasing slightly as a result of a larger percent of the population spending more time at home, whether working from home, providing child-care due to school closures, or lacking employment as commercial activity slows. Alternatively, and with a greater impact, commercial energy deliveries have declined as many businesses were either directed to temporarily close in the past month to maintain social distancing or have done so as a result of the lack of business as residents follow directives from state and federal mandates. Although it is expected that some industrial customers will be affected in the coming months as production shifts in response to evolving customer demand for goods and services, PGE expects weather-adjusted industrial deliveries to remain flat in comparison to the prior year primarily based on continued growth in the high tech and digital services sectors.

The following table shows the percentage contribution of the Company’s 2019 commercial and industrial revenues by category, some of which have seen, or may see, larger impacts from COVID-19 than others:

Category	Percentage of Commercial and Industrial Revenues
Manufacturing - High tech	15%
Manufacturing - Other	13
Office, Finance, Insurance, and Real Estate	12
Government and Education	11
Other Services	11
Miscellaneous Commercial	8
Other - Trade	8
Transportation, Utilities, and Warehousing	6
Restaurants and Lodging	6
Health Care	6
Food and Merchandise Stores	4

In the first quarter of 2020, total heating degree-days, an indication of the extent to which customers may have used electricity for heating, were 12% below the first quarter of 2019, and 5% below the 15-year averages. See “Revenues” in the Results of Operations section of this Item 2 for further information on heating degree-days.

After adjusting for the effects of weather, retail energy deliveries for the three months ended March 31, 2020 increased 3.5% compared to the same period of 2019. The increase was driven by 9.5% growth in industrial energy deliveries in addition to increases of 1.9% in both residential and commercial energy deliveries. Average usage per customer saw a slight uptick, which, combined with growth of 1.4% in the average number of residential customers, contributed to increased energy deliveries. PGE now projects that retail energy deliveries for 2020 will be impacted by COVID-19 related decreases in demand and anticipates that full year deliveries could decline by 1% to 2% compared to 2019 weather-adjusted levels.

The following table, which includes deliveries to the Company’s Direct Access customers, who purchase their energy from Electricity Service Suppliers, presents the average number of retail customers by customer type, and the corresponding energy deliveries, for the periods indicated:

	Three Months Ended March 31,
	2020		2019		% Increase (Decrease) in Energy Deliveries
	Average Number of Customers	Retail Energy Deliveries*	Average Number of Customers	Retail Energy Deliveries*
Residential	787,095	2,131	776,067	2,256	(5.5)%

Commercial (PGE sales only)	110,073	1,626	109,750	1,631	(0.3)%
Direct Access	556	170	563	164	3.7%
Total Commercial	110,629	1,796	110,313	1,795	0.1%

Industrial (PGE sales only)	194	810	199	708	14.4%
Direct Access	71	355	68	360	(1.4)%
Total Industrial	265	1,165	267	1,068	9.1%

Total (PGE sales only)	897,362	4,567	886,016	4,595	(0.6)%
Total Direct Access	627	525	631	524	0.2%
Total	897,989	5,092	886,647	5,119	(0.5)%

*	In thousands of MWhs.

The Company’s Retail Customer Choice Program caps participation by Direct Access customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy supplied to Direct Access customers. This cap would have limited energy deliveries to these customers to an amount equal to approximately 13% of PGE’s total retail energy deliveries for the first three months of 2020. Actual energy deliveries to Direct Access customers represented 10% of PGE’s total retail energy deliveries for the first three months of 2020 and 2019.

During 2018, the OPUC created a New Large Load Direct Access program, capped at 119 MWa, for unplanned, large, new loads and large load growth at existing customer sites. In early February 2020, PGE began offering service to customers under this program based on an order issued by the OPUC in January 2020.

Power Operations—PGE utilizes a combination of its own generating resources and wholesale market transactions to meet the energy needs of its retail customers. The Company continuously makes economic dispatch decisions to obtain reasonably-priced power for its retail customers based on numerous factors, including plant availability, customer demand, river flows, wind conditions, and current wholesale prices. As a result, the amount of power generated and purchased in the wholesale market to meet the Company’s retail load requirement can vary from period to period.

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total retail load
	As of March 31,		As of March 31,		As of March 31,
	2020	2019	2020	2019	2020	2019
Generation:
Thermal:
Natural gas	96%	98%	101%	103%	50%	44%
Coal (3)	100	99	108	107	24	27
Wind	96	96	164	57	12	4
Hydro	88	99	80	73	8	8

(1)	Plant availability represents the percentage of the year the plant was available for operations, which is impacted by planned maintenance and forced, or unplanned, outages.

(2)
Projected levels of energy are included as part of PGE’s AUT. Such projections establish the power cost component of retail prices for the following calendar year. Any shortfall is generally replaced with power from higher cost sources, while any excess generally displaces power from higher cost sources.

(3)	Plant availability excludes Colstrip, which PGE does not operate. Colstrip availability was 92% during the three months ended March 31, 2020, compared with 93% in 2019.

Energy received from PGE-owned and jointly-owned thermal plants increased 3% during the three months ended March 31, 2020 compared to 2019, primarily as a result of increased economic dispatch of the Company’s natural gas-fired plants. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Energy received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects increased 14% during the three months ended March 31, 2020 compared to 2019, due to more favorable hydro conditions in 2020. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 80 years of historical stream flow data.

Energy received from PGE-owned and contracted wind resources increased 157% during the three months ended March 31, 2020 compared to 2019, due to more favorable wind conditions in 2020. Energy expected to be received from wind generating resources (Biglow Canyon and Tucannon River) is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

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

•
For the three months ended March 31, 2020, actual NVPC was $20 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2020 is currently estimated to be below the baseline, but within the established deadband range. Accordingly, no estimated refund to customers is expected under the PCAM for 2020.

•
For the three months ended March 31, 2019, actual NVPC was $12 million above baseline NVPC. For the year ended December 31, 2019, actual NVPC was $5 million above baseline NVPC, which was within the established deadband range. Accordingly, no estimated collection to customers was recorded pursuant to the PCAM for 2019.

Critical Accounting Policies

The Company’s critical accounting policies are outlined in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020.

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

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2020		2019
Total revenues	$573	100%	$573	100%
Purchased power and fuel	153	27	179	31
Gross margin(1)	420	73	394	69
Other operating expenses:
Generation, transmission and distribution	73	13	77	13
Administrative and other	71	12	71	12
Depreciation and amortization	108	19	101	18
Taxes other than income taxes	35	6	34	6
Total other operating expenses	287	50	283	49
Income from operations	133	23	111	19
Interest expense(2)	33	6	32	6
Other income:
Allowance for equity funds used during construction	3	1	3	1
Miscellaneous (expense) income, net	(4)	(1)	2	—
Other (expense) income, net	(1)	—	5	1
Income before income tax expense	99	17	84	15
Income tax expense	18	3	11	2
Net income	$81	14%	$73	13%

(1) Gross margin agrees to Total revenues less Purchased power and fuel as reported on PGE’s Condensed Consolidated Statements of Income and Comprehensive Income.
(2) Net of an allowance for borrowed funds used during construction of $2 million and $1 million for three months ended March 31, 2020 and 2019, respectively.

Net income

(in millions)
Three Months Ended March 31, 2019	$73
Items increasing (decreasing) Net income:
Decrease in Purchased power and fuel expense due to lower average variable power cost per MWh	26
Increase in Wholesale revenues driven by increased volumes	10
Increase in decoupling deferral, net of amortization	6
Decrease in operating expenses as a result of decreased plant maintenance expense	5
Decrease in Miscellaneous (expense) income, net primarily as the result of a decline in market value of the non-qualified benefit trust	(6)
Increase in Income tax expense primarily as a result of higher pre-tax income	(7)
Increase in Depreciation and amortization as the result of capital additions and regulatory deferrals (which are offset in revenues)	(7)
Decrease in other operating revenues primarily from the resale of excess natural gas used for fuel in 2019 that did not recur in 2020	(15)
Other	(4)
Three Months Ended March 31, 2020	$81
Change in Net income	$8

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Revenues, energy deliveries (presented in MWhs), and the average number of retail customers consist of the following for the periods presented:

	Three Months Ended March 31,
	2020		2019
Revenues (dollars in millions):
Retail:
Residential	$279	48%	$290	50%
Commercial	159	28	154	27
Industrial	51	9	44	8
Direct Access	11	2	11	2
Subtotal	500	87	499	87
Alternative revenue programs, net of amortization	9	2	3	1
Other accrued revenues, net	5	1	7	1
Total retail revenues	514	90	509	89
Wholesale revenues	47	8	37	6
Other operating revenues	12	2	27	5
Total revenues	$573	100%	$573	100%

Energy deliveries (MWhs in thousands):
Retail:
Residential	2,131	31%	2,256	39%
Commercial	1,626	24	1,631	28
Industrial	810	12	708	12
Subtotal	4,567	67	4,595	79
Direct access:
Commercial	170	3	164	3
Industrial	355	5	360	6
Subtotal	525	8	524	9
Total retail energy deliveries	5,092	75	5,119	88
Wholesale energy deliveries	1,693	25	674	12
Total energy deliveries	6,785	100%	5,793	100%

Average number of retail customers:
Residential	787,095	88%	776,067	88%
Commercial	110,073	12	109,750	12
Industrial	194	—	199	—
Direct access	627	—	631	—
Total	897,989	100%	886,647	100%

Total revenues for the three months ended March 31, 2020 showed no change from the three months ended March 31, 2019, as increases of $5 million in Total retail revenues and $10 million in Wholesale revenues were offset by a $15 million decrease in Other operating revenues.

Total retail revenues increased primarily due to the following largely offsetting factors:

•	$6 million increase attributed to alternative revenue programs related to the decoupling mechanism;

•	$2 million resulting from the combination of various supplemental tariffs and adjustments, the largest of which pertain to the demand response pilot program; and

•	$1 million as a result of the change in the average price of kWhs delivered; partially offset by

•	$3 million from lower retail energy deliveries driven by the milder temperatures during the winter heating season in 2020.

While the impacts of COVID-19 had not materially impacted revenues for the first quarter of 2020, the Company has begun to see changes that are expected to affect the balance of the year. PGE now projects that retail energy deliveries for the full year 2020, based on COVID-19 related decreases in demand, could decline by 1% to 2% compared to 2019 weather-adjusted levels.

Total heating degree-days for the three months ended March 31, 2020 were 12% below those for the three months ended March 31, 2019 and 5% below the 15-year average. The following table indicates the number of heating degree-days for the three months ended March 31, 2020 and 2019, along with 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days
	2020	2019	Avg.
January	588	670	728
February	605	760	599
March	568	562	522
Year-to-date	1,761	1,992	1,849
(Decrease)/increase from the 15-year average	(5)%	8%

Wholesale revenues for the three months ended March 31, 2020 increased $10 million, or 27%, from the three months ended March 31, 2019, as sales volumes increased 151%, the effect of which was partially offset by a 50% drop in the average wholesale sales price. The price decline was due to a relatively mild winter and strong wind generation during the first quarter of 2020.

Other operating revenues for the three months ended March 31, 2020 decreased $15 million from the three months ended March 31, 2019 driven primarily by market conditions that provided less revenue from the sale of natural gas in excess of amounts needed for the Company’s generation portfolio back into the wholesale market. Natural gas prices were considerably higher in the first quarter of 2019 as a result of a supply pipeline disruption in the region and the milder than average winter in North America in 2020, which resulted in an oversupply of natural gas and lower prices.

Purchased power and fuel

(dollars in millions)
Three Months Ended March 31, 2019	$179
Decrease related to average variable power cost per MWh	(66)
Increase related to total system load	40
Three Months Ended March 31, 2020	$153
Change in Purchased power and fuel	$(26)

The $66 million decrease due to a change in the average variable power cost to $23.31 per MWh in the three months ended March 31, 2020 from $31.59 per MWh in the three months ended March 31, 2019. The decrease in average variable power cost (which includes PGE-generated power and market purchases) was primarily driven by a decrease in the cost of purchased power, which declined 43% on a per MWh basis. For the three months ended March 31, 2020, prices were lower than usual as the result of a mild winter in the region and as the result of strong wind throughout the quarter. In addition, prices during the three months ended March 31, 2019 were higher than usual due to a variety of factors including colder temperatures, lower hydro and wind production, and limited natural gas supply due to pipeline disruption.

The $40 million increase related to total system load was driven primarily by a 30% increase in purchased power, coupled with 12% higher generation. The increase in purchased power was primarily driven by purchases resold into the wholesale market, rather than purchases to serve PGE retail load.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows:

	Three Months Ended March 31,
	2020		2019
Sources of energy (MWhs in thousands):
Generation:
Thermal:
Natural gas	2,433	37%	2,168	38%
Coal	1,186	18	1,335	24
Total thermal	3,619	55	3,503	62
Hydro	369	6	377	7
Wind	585	9	212	4
Total generation	4,573	70	4,092	73
Purchased power:
Term	1,604	24	1,258	22
Hydro	345	5	247	4
Wind	64	1	41	1
Total purchased power	2,013	30	1,546	27
Total system load	6,586	100%	5,638	100%
Less: wholesale sales	(1,693)		(674)
Retail load requirement	4,893		4,964

The following table presents the forecasted April-to-September 2020 and the actual 2019 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2020 Forecast	2019 Actual
Columbia River at The Dalles, Oregon	95%	94%
Mid-Columbia River at Grand Coulee, Washington	103	87
Clackamas River at Estacada, Oregon	83	114
Deschutes River at Moody, Oregon	92	111

* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC

(dollars in millions)
Three Months Ended March 31, 2019	$142
Decrease in Purchased power and fuel expense due to a 26% decrease in average variable power cost per MWh	(26)
Increase in Wholesale revenues due to 151% increase in MWh sold, partially offset by 50% lower prices	(10)
Three Months Ended March 31, 2020	$106
Change in NVPC	$(36)

For the three months ended March 31, 2020 and 2019, actual NVPC was $20 million below and $12 million above baseline NVPC, respectively. For additional information, see “Purchased power and fuel” section of this Item 2.

Generation, transmission and distribution

(dollars in millions)
Three Months Ended March 31, 2019	$77
Lower operating and plant maintenance expenses at the Company’s generation facilities	(5)
Higher distribution expenses for vegetation management, wildfire mitigation and storm restoration	2
Miscellaneous expenses	(1)
Three Months Ended March 31, 2020	$73
Change in Generations, transmission and distribution	$(4)

PGE continues to monitor the impacts of COVID-19 on its operations. COVID-19 may impact workforce availability or create supply chain constraints that would disrupt operations. Although PGE has plans in place to address workforce availability, including sequestration of key employees if necessary, the Company has not experienced workforce availability issues to date. PGE also continues to analyze critical supply chain linkages and plan operational responses. These business continuity responses may have a material impact on Generation, transmission and distribution expense if required.

Administrative and other remained consistent with March 31, 2019. COVID-19 may prospectively impact Administrative and other expenses, particularly if economic shutdowns increase bad debt expense by driving higher unemployment and impact the revenue of businesses in our service territory. PGE expects that the combination of actions benefiting customers, such as suspending disconnections and late fee penalties, and regional economic factors will likely result in significant increases to bad debt expense, which is currently projected to be $15 million for 2020.

Depreciation and amortization

(dollars in millions)
Three Months Ended March 31, 2019	$101
Increased depreciation and amortization expense from capital additions	2
Increased amortization related to regulatory programs (offset in revenues)	5
Three Months Ended March 31, 2020	$108
Change in Depreciation and amortization	$7

Other income, net was a $1 million loss in the three months ended March 31, 2020 compared with $5 million gain in the three months ended March 31, 2019, with the decline reflecting losses related to the non-qualified benefit trust.

Income tax expense was $18 million in the three months ended March 31, 2020 compared with $11 million in the three months ended March 31, 2019, with the increase primarily due to higher pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

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

Credit market disruptions caused by the impacts of COVID-19 have increased liquidity concerns across the broad markets. PGE’s capacity to respond to liquidity issues and credit market disruptions is supported by: i) a $500 million revolving credit facility; ii) $220 million in letter of credit facilities; iii) strong investment grade credit ratings with multiple agencies; iv) significant capacity to issue additional debt within existing debt covenant restrictions; and v) continued access to capital markets demonstrated by the recent issuance of a $150 million 364-day term loan and other planned debt issuances. PGE continues to monitor credit market conditions to identify additional actions to support anticipated capital and operating requirements.
The following summarizes PGE’s cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents, beginning of period	$30	$119
Net cash provided by (used in):
Operating activities	155	156
Investing activities	(157)	(151)
Financing activities	2	(35)
(Decrease) increase in cash and cash equivalents	—	(30)
Cash and cash equivalents, end of period	$30	$89

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, with adjustments for certain non-cash items, such as depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in net cash flows from operating activities for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 (in millions):

Increase/ (Decrease)
Increase from changes in Accounts receivable, net	$20
Increase in Other non-cash income and expenses, net primarily due to market change in the non-qualified benefit trust	9
Increase in Net income	8
Increase in Depreciation and amortization primarily from capital additions	7
Decrease from changes in Accounts payable and other accrued liabilities	(9)
Decrease from change in Margin deposits primarily due to additional collateral requirements as the result of market conditions	(19)
Other	(17)
Net change in cash flow from operations	$(1)

PGE estimates that non-cash charges for depreciation and amortization in 2020 will range from $410 million to $430 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $550 million to $600 million. For additional information, see “Contractual Obligations” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s generation facilities and transmission and distribution systems. Net cash used in investing activities for the three months ended March 31, 2020 increased $6 million when compared with the three months ended March 31, 2019, as capital expenditures increased $12 million in 2020.

The Company plans to make capital expenditures of $745 million, excluding AFDC, in 2020, which it expects to fund with cash to be generated from operations during 2020, as discussed above, and the issuance of debt securities. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the three months ended March 31, 2020, net cash provided by financing activities was primarily the result of net received proceeds of $21 million from the remarketing of PCRBs previously held by the Company, the net issuance of $20 million of commercial paper, partially offset by the payment of $34 million of dividends.

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2020 through 2024 (in millions, excluding AFDC). The table reflects the Company’s revision to its planned capital expenditures to align capital investment strategy with the Company’s liquidity needs and impacts to customers. PGE has revised total capital expenditures projections from $890 million to $745 million for 2020 and from $595 million to $565 million for 2021.

	2020	2021	2022	2023	2024
Ongoing capital expenditures*	$555	$450	$500	$500	$500
Wheatridge Renewable Energy Facility	120	15	—	—	—
Integrated Operations Center	70	100	—	—	—
Total capital expenditures	$745	$565	$500	$500	$500
Long-term debt maturities	$—	$160	$—	$—	$80

* Consists primarily of upgrades to, and replacement of, generation, transmission, and distribution infrastructure, as well as new customer connections. Includes preliminary engineering and removal costs.

Debt and Equity Financings

PGE’s ability to secure sufficient short- and long-term capital at a reasonable cost is determined by its financial performance and outlook, its credit ratings, its capital expenditure requirements, alternatives available to investors, market conditions, and other factors, such as the significant volatility in the capital markets in response to COVID-19. Management believes that the availability of its revolving credit facility, the expected ability to issue short- and long-term debt and equity securities, and cash expected to be generated from operations provide sufficient cash flow and liquidity to meet the Company’s anticipated capital and operating requirements for the foreseeable future.

For 2020, PGE expects to fund estimated capital requirements with cash from operations, which is expected to range from $550 million to $600 million, issuances of debt securities of up to $535 million, and the issuance of commercial paper, as needed. The actual timing and amount of any such issuances of debt and commercial paper will be dependent upon the timing and amount of capital expenditures and debt payments.

Short-term Debt. PGE has approval from the Federal Energy Regulatory Commission to issue short-term debt up to a total of $900 million through February 7, 2022. The following table shows available liquidity as of March 31, 2020 (in millions):

	As of March 31, 2020
	Total Capacity	Outstanding	Available
Revolving credit facility (1)	$500	$20	$480
Letters of credit (2)	220	51	169
Total outstanding credit	$720	$71	$649
Cash available			30
Total liquidity			$679

(1)	Scheduled to expire November 2023. Total amount outstanding as of March 31, 2020 is comprised entirely of commercial paper.

(2)	PGE has four letter of credit facilities under which the Company can request letter of credit for an original term not to exceed one year.

The unsecured revolving credit facility supplements operating cash flows and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility.

On April 9, 2020, PGE obtained a 364-day, term loan from lenders in proportion to their funding commitments in the aggregate principal of $150 million. The term loan will bear interest for the relevant interest period at LIBOR plus 1.25%. The interest rate is subject to adjustment pursuant to the terms of the loan. The credit agreement expires on April 8, 2021, with any outstanding balance due and payable on such date.

Long-term Debt. As of March 31, 2020, total long-term debt outstanding, net of $11 million of unamortized debt expense, was $2,618 million.

On March 11, 2020, PGE completed the remarketing of an aggregate principal amount of $119 million of Pollution Control Revenue Refunding Bonds (PCRBs), which consist of $98 million aggregate principal of PCRBs that will bear an interest rate of 2.125%, and $21 million aggregate principal of PCRBs that will bear an interest rate of 2.375%, both due in 2033.

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including any current debt maturities) of approximately 50%, over time. Achievement of this objective helps the Company maintain investment grade credit ratings and facilitates access to long-term capital at favorable interest rates. The Company’s common equity ratio was 48.6% and 48.1% as of March 31, 2020 and December 31, 2019, respectively.

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

As of March 31, 2020, PGE had $46 million of collateral posted with these counterparties, consisting of $35 million in cash and $11 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of March 31, 2020, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade was $27 million, and decreases to $8 million by December 31, 2020 and none by December 31, 2021. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade was $78 million at March 31, 2020 and decreases to $55 million by December 31, 2020 and to $47 million by December 31, 2021.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facility would increase.

The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on March 31, 2020, under the most restrictive issuance test in the Indenture, the Company could have issued up to $1.2 billion of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of March 31, 2020, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 50.4%.

Off-Balance Sheet Arrangements

PGE has no off-balance sheet arrangements, other than surety bonds and outstanding letters of credit, that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

For such arrangements set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020. There have been no material changes outside the ordinary course of business as of March 31, 2020, with the exception of an increase of $12 million to the surety bonds PGE has provided on behalf of the operator of Colstrip for a total of $30 million as of March 31, 2020.

Contractual Obligations

PGE’s contractual obligations for 2020 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020. For such obligations, there have been no material changes outside the ordinary course of business as of March 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

PGE is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, foreign currency exchange rates, and interest rates, as well as credit risk. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, these disclosure controls and procedures were effective.

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

Other than items noted below, there have been no material changes to PGE’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020.

The spread of COVID-19 could have a material adverse effect on PGE’s business.

The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide. Measures to control the spread of COVID-19 have affected the demand for the products and services of many businesses in PGE’s service territory and disrupted supply chains around the world. Although the full scope and extent of the impacts of COVID-19 on the Company’s operations are unknown, PGE has experienced a reduction in load, an increase in late customer payments and believes that these trends will have a material impact on its results of operations in 2020 and possibly subsequent periods. PGE continues to monitor the impacts of the COVID-19 pandemic on its workforce, liquidity, capital markets, reliability, cybersecurity, customers, suppliers, and macroeconomic conditions and cannot predict with certainty the full extent of the COVID-19 pandemic’s impact on its business. However, a protracted slowdown of broad sectors of the economy, changes in demand for commodities, or significant changes in legislation or regulatory policy to address the COVID-19 pandemic would likely result in a significant reduction in demand for electricity in PGE’s region, increased late or uncollectible customer payments, and the inability of the Company’s contractors, suppliers and other business partners to fulfill their contractual obligations, any of which would have or continue to have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

Item 5.	Other Information.

PGE held its 2020 annual meeting of shareholders on April 22, 2020 in Portland, Oregon. The following proposals were voted on at the meeting by the Company’s shareholders:

1.	The election of directors;

2.	The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2020; and

3.	An advisory, non-binding vote to approve the compensation of the Company’s named executive officers;

There were 89,463,547 shares of common stock issued and outstanding as of February 28, 2020, the record date for the meeting, with 82,261,171 shares represented at the annual meeting.

Each of the director nominees listed below was elected and the voting results were as follows:

Nominee	For	Against	Abstain	Broker Non-votes

John W. Ballantine	76,426,372	1,402,732	65,409	4,366,658
Rodney L. Brown, Jr.	76,448,975	1,379,616	65,922	4,366,658
Jack E. Davis	77,779,540	59,977	54,996	4,366,658
Kirby A. Dyess	77,413,971	417,318	63,224	4,366,658
Mark B. Ganz	75,942,459	1,887,838	64,216	4,366,658
Marie O. Huber	77,784,543	52,413	57,557	4,366,658
Kathryn J. Jackson	77,786,133	52,637	55,743	4,366,658
Michael H. Millegan	77,786,696	48,212	59,605	4,366,658
Neil J. Nelson	76,217,349	1,619,523	57,641	4,366,658
M. Lee Pelton	76,322,853	1,514,071	57,589	4,366,658
Maria M. Pope	75,393,569	2,454,657	46,287	4,366,658
Charles W. Shivery	77,773,295	60,971	60,247	4,366,658

Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2020. There were 81,000,398 votes cast for the proposal, 1,208,517 votes cast against the proposal, and 52,256 abstentions.

Shareholders approved the compensation of the Company’s named executive officers. There were 76,842,619 votes cast for the proposal, 907,980 votes cast against the proposal, 143,914 abstentions, and 4,366,658 broker non-votes.

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
10.1
Credit Agreement dated April 9, 2020, between Portland General Electric Company, U.S. Bank National Association, as Administrative Agent and Lender, and CoBank, ACB (incorporated by reference to Exhibit 10.1 to PGE’s Form 8-K, filed April 10, 2020)

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Quarterly Report on Form 10-Q filed April 24, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	April 23, 2020	By:	/s/ James F. Lobdell
James F. Lobdell
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)