Form 10-Q
period 2020-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2020-10-30
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

Number of shares of common stock outstanding as of October 26, 2020 is 89,510,606 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Revenues, net	$556	$538	$1,589	$1,570
Alternative revenue programs, net of amortization	(9)	4	—	5
Total revenues	547	542	1,589	1,575
Operating expenses:
Purchased power and fuel	292	165	554	449
Generation, transmission and distribution	65	78	215	241
Administrative and other	63	74	208	223
Depreciation and amortization	108	103	320	305
Taxes other than income taxes	35	34	104	101
Total operating expenses	563	454	1,401	1,319
Income (loss) from operations	(16)	88	188	256
Interest expense, net	35	32	102	95
Other income:
Allowance for equity funds used during construction	4	2	11	7
Miscellaneous income, net	3	3	2	5
Other income, net	7	5	13	12
Income (loss) before income tax expense	(44)	61	99	173
Income tax expense (benefit)	(27)	6	(4)	20
Net income (loss)	(17)	55	103	153
Other comprehensive income (loss)	—	—	1	2
Comprehensive income (loss)	$(17)	$55	$104	$155

Weighted-average common shares outstanding (in thousands):
Basic	89,509	89,372	89,476	89,346
Diluted	89,509	89,594	89,629	89,555

Earnings per share:
Basic	$(0.19)	$0.61	$1.16	$1.71
Diluted	$(0.19)	$0.61	$1.15	$1.70

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$253	$30
Accounts receivable, net	250	253
Inventories	86	96
Regulatory assets—current	8	17
Other current assets	123	104
Total current assets	720	500
Electric utility plant, net	7,371	7,161
Regulatory assets—noncurrent	527	483
Nuclear decommissioning trust	47	46
Non-qualified benefit plan trust	39	38
Other noncurrent assets	165	166
Total assets	$8,869	$8,394

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	September 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139	$165
Liabilities from price risk management activities—current	16	23
Short-term debt	225	—
Current portion of long-term debt	160	—
Current portion of finance lease obligation	16	16
Accrued expenses and other current liabilities	368	315
Total current liabilities	924	519
Long-term debt, net of current portion	2,657	2,597
Regulatory liabilities—noncurrent	1,375	1,377
Deferred income taxes	378	378
Unfunded status of pension and postretirement plans	250	247
Liabilities from price risk management activities—noncurrent	138	108
Asset retirement obligations	251	263
Non-qualified benefit plan liabilities	99	103
Finance lease obligations, net of current portion	131	135
Other noncurrent liabilities	71	76
Total liabilities	6,274	5,803
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, no par value, 160,000,000 shares authorized; 89,509,783 and 89,387,124 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,226	1,220
Accumulated other comprehensive loss	(9)	(10)
Retained earnings	1,378	1,381
Total shareholders’ equity	2,595	2,591
Total liabilities and shareholders’ equity	$8,869	$8,394

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$103	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320	305
Deferred income taxes	(14)	3
Pension and other postretirement benefits	17	16
Allowance for equity funds used during construction	(11)	(7)
Decoupling mechanism deferrals, net of amortization	—	(6)
Amortization of net benefits due to Tax Reform	(17)	(16)
Other non-cash income and expenses, net	38	38
Changes in working capital:
(Increase)/decrease in accounts receivable, net	(3)	50
Decrease/(increase) in inventories	10	(7)
(Increase)/decrease in margin deposits	(6)	4
Increase/(decrease) in accounts payable and accrued liabilities	24	(25)
Other working capital items, net	27	25
Other, net	(46)	(31)
Net cash provided by operating activities	442	502

Cash flows from investing activities:
Capital expenditures	(549)	(407)
Sales of Nuclear decommissioning trust securities	6	11
Purchases of Nuclear decommissioning trust securities	(5)	(8)
Other, net	(3)	(2)
Net cash used in investing activities	(551)	(406)

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from financing activities:
Proceeds from issuance of long-term debt	319	200
Payments on long-term debt	(98)	(300)
Borrowings on short-term debt	275	—
Repayments of short-term debt	(50)	—
Dividends paid	(103)	(99)
Other	(11)	(5)
Net cash provided by (used in) financing activities	332	(204)
Increase (Decrease) in cash and cash equivalents	223	(108)
Cash and cash equivalents, beginning of period	30	119
Cash and cash equivalents, end of period	$253	$11

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$70	$73
Cash paid for income taxes	9	21

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon. The Company participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to provide reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company’s corporate headquarters is located in Portland, Oregon and its 4,000 square mile, state-approved service area encompasses 51 incorporated cities entirely within the State of Oregon. As of September 30, 2020, PGE served 904,000 retail customers within a service area of 1.9 million residents.

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

The financial information included herein as of and for the three and nine months ended September 30, 2020 and 2019 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of normal recurring nature, unless otherwise noted. The financial information as of December 31, 2019 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 14, 2020, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three and nine months ended September 30, 2020 and 2019.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Retail:
Residential	$245	$218	$747	$713
Commercial	164	167	463	479
Industrial	58	50	162	144
Direct access customers	12	13	35	34
Subtotal	479	448	1,407	1,370
Alternative revenue programs, net of amortization	(9)	4	—	5
Other accrued revenues, net	7	4	13	17
Total retail revenues	477	456	1,420	1,392
Wholesale revenues*	56	72	130	125
Other operating revenues	14	14	39	58
Total revenues	$547	$542	$1,589	$1,575
* Wholesale revenues include $31 million and $25 million related to electricity commodity contract derivative settlements for the three months ended September 30, 2020 and 2019, respectively, and $55 million and $38 million for the nine months ended September 30, 2020 and 2019, respectively. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

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

Accounts Receivable, Net

Accounts receivable, net includes $79 million and $86 million of unbilled revenues as of September 30, 2020 and December 31, 2019, respectively. Accounts receivable, net is net of an allowance for credit losses of $14 million as of September 30, 2020. The following summarizes activity in the allowance for credit losses (in millions):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Balance as of beginning of period	$12	$5
Increase in provision	4	13
Amounts written off	(3)	(9)
Recoveries	1	5
Balance as of end of period	$14	$14

In connection with the adoption of ASU 2016-13 and to conform with 2020 presentation, PGE reclassified $86 million of Unbilled revenues to Accounts receivable, net on the condensed consolidated balance sheets as of December 31, 2019.

Other Current Assets

Other current assets consist of the following (in millions):

	September 30, 2020	December 31, 2019
Prepaid expenses	$44	$63
Assets from price risk management activities	57	25
Margin deposits	22	16
Other current assets	$123	$104

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	September 30, 2020	December 31, 2019
Electric utility plant	$11,202	$10,928
Construction work-in-progress	473	328
Total cost	11,675	11,256
Less: accumulated depreciation and amortization	(4,304)	(4,095)
Electric utility plant, net	$7,371	$7,161

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $403 million and $366 million as of September 30, 2020 and December 31, 2019, respectively. Amortization expense related to intangible assets was $47 million and $49 million for the nine months ended September 30, 2020 and 2019, respectively, and $16 million and $16 million for the three months ended September 30, 2020 and 2019, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	September 30, 2020			December 31, 2019
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management (1)	$—		$114	$—		$95
Pension and other postretirement plans	—		200	—		213
Debt issuance costs	—		26	—		26
Trojan decommissioning activities	—		95	—		94
Other	8		92	17		55
Total regulatory assets	$8		$527	$17		$483
Regulatory liabilities:
Asset retirement removal costs	$—		$1,005	$—		$1,021
Deferred income taxes	—		246	—		260
Asset retirement obligations	—		55	—		54
Tax Reform deferral	6		—	23		—
Price risk management (1)	39		—	2		—
Other	20		69	19		42
Total regulatory liabilities	$65	(2)	$1,375	$44	(2)	$1,377
(1)For the nine months ended September 30, 2020, PGE’s actual net variable power costs (NVPC) were $70 million above the prescribed “deadband” limit of $30 million pursuant to the Company’s power cost adjustment mechanism (PCAM). PGE will not be pursuing regulatory recovery for amounts related to trading positions that resulted in realized losses of $127 million during the third quarter of 2020. The Company no longer has net market exposure from these energy trading positions. As of September 30, 2020, all other outstanding positions and related regulatory accounting deferrals have been recorded in accordance with accounting for rate-regulated enterprises.
(2)Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2020	December 31, 2019
Accrued employee compensation and benefits	$63	$74
Accrued taxes payable	57	33
Accrued interest payable	43	25
Accrued dividends payable	37	36
Regulatory liabilities—current	65	44
Other	103	103
Total accrued expenses and other current liabilities	$368	$315

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Credit Facilities

As of September 30, 2020, PGE had a $500 million revolving credit facility scheduled to expire in November 2023. The Company has the ability to expand the revolving credit facility to $600 million, if needed. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on PGE’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of September 30, 2020, PGE was in compliance with this covenant with a 55.5% debt-to-total capital ratio. The aggregate unused available credit capacity under the revolving credit facility was $500 million.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility to cover any potential need to repay any commercial paper that may be outstanding at the time. As of September 30, 2020, PGE had $75 million of commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has four letter of credit facilities that provide a total capacity of $220 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $55 million were outstanding as of September 30, 2020. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

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

Long-term Debt

On March 11, 2020, PGE completed the remarketing of an aggregate principal amount of $119 million of Pollution Control Revenue Refunding Bonds (PCRBs), which consist of $98 million aggregate principal of PCRBs that bear an interest rate of 2.125%, and $21 million aggregate principal of PCRBs that bear an interest rate of 2.375%, both due in 2033.

On April 27, 2020, PGE issued $200 million of 3.15% Series First Mortgage Bonds (FMBs) due in 2030.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$4	$4	$12	$12
Interest cost*	8	8	24	25
Expected return on plan assets*	(11)	(10)	(33)	(30)
Amortization of net actuarial loss*	4	3	12	8
Net periodic benefit cost	$5	$5	$15	$15
* The expense portion of non-service cost components are included in Miscellaneous income (loss), net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate fair value as of September 30, 2020 and December 31, 2019. PGE then classifies these financial assets and liabilities based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Other(2)	Total
Assets:
Cash equivalents	$228	$—	$—	$—	$228
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	8	12	—	—	20
Corporate credit	—	14	—	—	14
Money market funds measured at NAV (2)	—	—	—	13	13
Non-qualified benefit plan trust: (3)
Money market funds	1	—	—	—	1
Equity securities	7	—	—	—	7
Debt securities—domestic government	1	—	—	—	1
Price risk management activities: (1) (4)
Electricity	—	9	2	—	11
Natural gas	—	60	10	—	70
	$245	$95	$12	$13	$365
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$3	$146	$—	$149
Natural gas	—	5	—	—	5
	$—	$8	$146	$—	$154

(1)Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.
(2)Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.
(3)Excludes insurance policies of $30 million, which are recorded at cash surrender value.
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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of September 30, 2020
Electricity physical forwards	$—	$144	Discounted cash flow	Electricity forward price (per MWh)	$12.66	$43.21	$29.49
Natural gas financial swaps	10	—	Discounted cash flow	Natural gas forward price (per Decatherm)	1.64	4.77	2.39
Electricity financial futures	2	2	Discounted cash flow	Electricity forward price (per MWh)	16.50	56.00	38.63
	$12	$146
As of December 31, 2019
Electricity physical forwards	$—	$104	Discounted cash flow	Electricity forward price (per MWh)	$12.53	$59.00	$36.92
Natural gas financial swaps	1	—	Discounted cash flow	Natural gas forward price (per Decatherm)	1.39	3.73	1.90
Electricity financial futures	7	1	Discounted cash flow	Electricity forward price (per MWh)	10.57	66.32	45.11
	$8	$105

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

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance as of the beginning of the period	$151	$72	$97	$88
Net realized and unrealized losses/(gains)*	(17)	30	39	14
Transfers from Level 3 to Level 2	—	(1)	(2)	(1)
Balance as of the end of the period	$134	$101	$134	$101
* Both realized and unrealized losses/(gains), of which unrealized portion are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income.

Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The value of the Company’s FMBs and PCRBs is classified as a Level 2 fair value measurement.

As of September 30, 2020, the carrying amount of PGE’s long-term debt was $2,817 million, net of $12 million of unamortized debt expense, and its estimated aggregate fair value was $3,531 million. As of December 31, 2019, the carrying amount of PGE’s long-term debt was $2,597 million, net of $11 million of unamortized debt expense, and its estimated aggregate fair value was $3,039 million.

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

PGE utilizes derivative instruments to manage its exposure to commodity price risk and foreign exchange rate risk to reduce volatility in NVPC for its retail customers. Such derivative instruments, recorded at fair value on the condensed consolidated balance sheets, may include forwards, futures, swaps, and options contracts for electricity, natural gas, and foreign currency, with changes in fair value recorded in the condensed consolidated statements of income and comprehensive income. In accordance with the ratemaking and cost recovery processes authorized by the OPUC, the Company recognizes a regulatory asset or liability to defer the gains and losses from derivative activity until settlement of the associated derivative instrument. PGE may designate certain derivative instruments as cash flow hedges or may use derivative instruments as economic hedges. The Company does not intend to engage in trading activities for non-retail purposes.

For the nine months ended September 30, 2020, PGE’s actual net variable power costs (NVPC) were $70 million above the prescribed “deadband” limit of $30 million pursuant to the Company’s power cost adjustment mechanism (PCAM). PGE will not be pursuing regulatory recovery for amounts related to trading positions that resulted in realized losses of $127 million during the third quarter of 2020. These losses were the result of a convergence of increased wholesale electricity prices at various market hubs due to extreme weather conditions, constraints to

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
regional transmission facilities and changes in power supply in the West that occurred in August 2020. The Company no longer has net market exposure from these trading positions. As of September 30, 2020, all other outstanding positions and related regulatory accounting deferrals have been recorded in accordance with accounting for rate-regulated enterprises.

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	September 30, 2020	December 31, 2019
Current assets:
Commodity contracts:
Electricity	$9	$9
Natural gas	48	16
Total current derivative assets(1)	57	25
Noncurrent assets:
Commodity contracts:
Electricity	2	7
Natural gas	22	6
Total noncurrent derivative assets(1)	24	13
Total derivative assets(2)	$81	$38
Current liabilities:
Commodity contracts:
Electricity	$11	$14
Natural gas	5	9
Total current derivative liabilities	16	23
Noncurrent liabilities:
Commodity contracts:
Electricity	138	105
Natural gas	—	3
Total noncurrent derivative liabilities	138	108
Total derivative liabilities(2)	$154	$131
(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.
(2) As of September 30, 2020 and December 31, 2019, no derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	September 30, 2020		December 31, 2019
Commodity contracts:
Electricity	8	MWhs	6	MWhs
Natural gas	133	Decatherms	145	Decatherms
Foreign currency	$21	Canadian	$23	Canadian
PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of September 30, 2020, gross amounts included as Price risk management liabilities subject to master netting agreements was $2 million, comprised solely of natural gas contracts for which PGE posted no collateral. As of December 31, 2019, PGE had no material master netting arrangements.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Purchased power and fuel in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commodity contracts:
Electricity	$113	$36	$160	$18
Natural Gas	(47)	(9)	(51)	(13)
Foreign currency exchange	(1)	—	—	—
Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended September 30, 2020 and 2019, net gains of $63 million and net losses of $24 million, respectively, have been offset. Net gains of $22 million and net losses of $5 million have been offset for the nine months ended September 30, 2020 and 2019, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss/(gain) recorded as of September 30, 2020 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total
Commodity contracts:
Electricity	$(4)	$6	$7	$8	$8	$113	$138
Natural gas	(14)	(40)	(10)	(1)	—	—	(65)
Net unrealized loss/(gain)	$(18)	$(34)	$(3)	$7	$8	$113	$73
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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2020 was $150 million, for which PGE has posted $10 million in collateral, consisting entirely of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered at September 30, 2020, the cash requirement to either post as collateral or settle the instruments immediately would have been $145 million. As of September 30, 2020, PGE had no cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheet.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Counterparties representing 10% or more of assets and liabilities from price risk management activities were as follows:

	September 30, 2020	December 31, 2019
Assets from price risk management activities:
Counterparty A	11%	35%
Counterparty B	16	13
Counterparty C	21	11
Counterparty D	17	11
	65%	70%
Liabilities from price risk management activities:
Counterparty E	94%	79%
See Note 4, Fair Value of Financial Instruments, for additional information concerning the determination of fair value for the Company’s Assets and Liabilities from price risk management activities.

NOTE 6: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of: i) employee stock purchase plan shares; and ii) contingently issuable time-based and performance-based restricted stock units, along with associated dividend equivalent rights. Unvested performance-based restricted stock units and associated dividend equivalent rights are included in dilutive potential common shares only after the performance criteria have been met. Anti-dilutive stock awards are excluded from the calculation of diluted earnings per common share. For the three months ended September 30, 2020, 173 thousand shares have been excluded from the diluted weighted-average common shares outstanding because they are anti-dilutive.

For the three and nine months ended September 30, 2020, unvested performance-based restricted stock units and related dividend equivalent rights of 302 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 265 thousand shares excluded for the three and nine months ended September 30, 2019.

Net income (loss) is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-average common shares outstanding—basic	89,509	89,372	89,476	89,346
Dilutive effect of potential common shares	—	222	153	209
Weighted-average common shares outstanding—diluted	89,509	89,594	89,629	89,555

NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three and nine-month periods ended September 30, 2020 and 2019 was as follows (dollars in millions, except per share amounts):

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2019	89,387,124	$1,220	$(10)	$1,381	$2,591
Issuances of shares pursuant to equity-based plans	77,397	—	—	—	—
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.3850 per share)	—	—	—	(35)	(35)
Net income	—	—	—	81	81
Balances as of March 31, 2020	89,464,521	1,220	(9)	1,427	2,638
Issuances of shares pursuant to equity-based plans	42,430	1	—	—	1
Stock-based compensation	—	3	—	—	3
Dividends declared ($0.3850 per share)	—	—	—	(35)	(35)
Net income	—	—	—	39	39
Balances as of June 30, 2020	89,506,951	1,224	(9)	1,431	2,646
Issuances of shares pursuant to equity-based plans	2,832	—	—	—	—
Stock-based compensation	—	2	—	—	2
Dividends declared ($0.4075 per share)	—	—	—	(36)	(36)
Net income (loss)	—	—	—	(17)	(17)
Balances as of September 30, 2020	89,509,783	$1,226	$(9)	$1,378	$2,595

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2018	89,267,959	$1,212	$(7)	$1,301	$2,506
Issuances of shares pursuant to equity-based plans	88,352	—	—	—	—
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.3625 per share)	—	—	—	(32)	(32)
Net income	—	—	—	73	73
Reclassification of stranded tax effects due to Tax Reform	—	—	(2)	2	—
Balances as of March 31, 2019	89,356,311	1,212	(8)	1,344	2,548
Issuances of shares pursuant to equity-based plans	15,249	1	—	—	1
Stock-based compensation	—	2	—	—	2
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.3850 per share)	—	—	—	(35)	(35)
Net income	—	—	—	25	25
Balances as of June 30, 2019	89,371,560	1,215	(7)	1,334	2,542
Issuances of shares pursuant to equity-based plans	414	—	—	—	—
Stock-based compensation	—	2	—	—	2
Dividends declared ($0.3850 per share)	—	—	—	(35)	(35)
Net income	—	—	—	55	55
Balances as of September 30, 2019	89,371,974	$1,217	$(7)	$1,354	$2,564

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

A small group of PRPs performed pre-remedial design sampling to update baseline data and submitted the data in an updated evaluation report to the EPA for review. The evaluation report concluded that the conditions of Portland Harbor have improved substantially over the past ten years. In response, the EPA indicated that while it would use the data to inform implementation of the ROD, the EPA’s conclusions remained materially unchanged. With the completion of pre-remedial design sampling, Portland Harbor is now in the remedial design phase, which consists of additional technical information and data collection to be used to design the expected remedial actions. Certain

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
PRPs have entered into consent agreements, or are in good-faith discussion or on-going negotiation with the EPA, to perform remedial design. The EPA has indicated that it may perform remedial design of some areas on its own.

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

Deschutes River Alliance Clean Water Act Claims

In 2016, the Deschutes River Alliance (DRA) filed a lawsuit against the Company (Deschutes River Alliance v. Portland General Electric Company, U.S. District Court of the District of Oregon) that sought injunctive and declaratory relief under the Clean Water Act (CWA) related to alleged past and continuing violations of the CWA. Specifically, DRA claimed PGE had violated certain conditions contained in PGE’s Water Quality Certification for the Pelton/Round Butte Hydroelectric Project (Project) related to dissolved oxygen, temperature, and measures of

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
acidity or alkalinity of the water. DRA alleged the violations were related to PGE’s operation of the Selective Water Withdrawal (SWW) facility at the Project.

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

In October 2018, DRA filed an appeal, and PGE and the CTWS filed cross-appeals, to the Ninth Circuit Court of Appeals. In December 2019, the Court of Appeals closed the case and vacated the briefing schedule, pending ongoing discussions among the parties. On March 10, 2020, the Court of Appeals reopened the case and reset the briefing schedule, which now extends into December 2020.

The Company cannot predict the outcome of this matter or determine the likelihood of whether the outcome will result in a material loss.

Shareholder Lawsuits

During September and October, 2020, three putative class action complaints were filed in U.S. District Court for the District of Oregon against PGE and certain of its officers, captioned Hessel v. Portland General Electric Co., No. 20-cv-01523, Cannataro v. Portland General Electric Co., No. 3:20-cv-01583, and Public Employees’ Retirement System of Mississippi v. Portland General Electric Co., No. 20-cv-01786. Two of these actions were filed on behalf of purported purchasers of PGE stock between April 24, 2020, and August 24, 2020; a third action was filed on behalf of purported purchasers of PGE stock between February 13, 2020, and August 24, 2020.

All three complaints assert causes of action arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for alleged misstatements and omissions regarding, among other things, PGE’s alleged lack of sufficient internal controls and risks associated with PGE's trading activity in wholesale electric markets. Each complaint demands a jury trial and seeks compensatory damages of an unspecified amount and reimbursement of plaintiffs’ costs and attorneys’ and expert fees. The Company intends to vigorously defend against the lawsuits. Since these lawsuits are in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible losses.

Other Matters

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

NOTE 9: GUARANTEES

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of September 30, 2020, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes tax credits, regulatory flow-through adjustments, and other items, applied to the Company’s year-to-date, pre-tax income. The pre-tax book loss for the quarter is the primary driver for the change in interim effective tax rate results. The significant differences between the U.S. Federal statutory tax rate and PGE’s effective tax rate are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Federal tax credits*	14.8	(14.8)	(23.6)	(13.8)
State and local taxes, net of federal tax benefit	4.2	6.5	10.4	6.5
Flow-through depreciation and cost basis differences	17.5	1.0	(7.2)	1.2
Amortization of excess deferred income tax	(0.4)	(3.9)	(2.8)	(3.5)
Other	4.3	—	(1.8)	0.2
Effective tax rate	61.4%	9.8%	(4.0)%	11.6%

* Federal tax credits primarily consist of production tax credits (PTCs) earned from Company-owned wind-powered generating facilities. PTCs are earned based on a per-kilowatt hour rate and, as a result, the annual amount of PTCs earned will vary based on weather conditions and availability of the facilities. PTCs are earned for 10 years from the in-service dates of the corresponding facilities. PGE’s wind-powered generating facilities are eligible to earn PTCs until various dates through 2024.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Carryforwards

Federal tax credit carryforwards as of September 30, 2020 and December 31, 2019 were $82 million and $64 million, respectively. These credits consist of PTCs, which will expire at various dates through 2040. PGE believes that it is more likely than not that its deferred income tax assets as of September 30, 2020 will be realized; accordingly, no valuation allowance has been recorded. As of September 30, 2020, and December 31, 2019, PGE had no material unrecognized tax benefits.

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
•the impact of widespread health developments, including the global coronavirus (COVID–19) pandemic, and responses to such developments (such as voluntary and mandatory quarantines, including government stay at home orders, as well as shut downs and other restrictions on travel, commercial, social and other activities), which could materially and adversely affect, among other things, demand for electric services, customers’ ability to pay, supply chains, personnel, contract counterparties, liquidity and financial markets;
•changes in financial or regulatory accounting principles or policies imposed by governing bodies;
•acts of war or terrorism; and
•the outcome of the review being conducted by the Special Committee relating to energy trading losses, including the impact of the recommendations of the Special Committee on the Company and its operations, the time and expense incurred in implementing the recommendations of the Special Committee, and any reputational damage to the Company relating to the matters underlying the Special Committee’s review.

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

Energy Trading

PGE is exposed to commodity price risk as its primary business is to provide electricity to its retail customers. The Company expects to manage commodity price volatility within net variable power costs by engaging in energy trading activities. The Company does not intend to engage in trading activities for non-retail purposes.

PGE personnel entered into a number of energy trades during 2020, with increasing volume accumulating late in the second quarter and into the third quarter, resulting in significant exposure to the Company. In August 2020, a portion of energy trading positions in PGE’s energy portfolio experienced significant losses as wholesale electricity prices increased substantially at various market hubs due to extreme weather conditions, constraints to regional transmission facilities, and changes in power supply in the West. During this time period, the California Independent System Operator (CAISO) declared a Stage 3 Electrical Emergency and ordered the first rolling blackouts in the state of California since 2001.

As a result of the convergence of these conditions, the Company’s energy portfolio experienced realized losses of $127 million on these positions as of September 30, 2020. PGE determined the energy trading positions that led to the losses were outside the Company’s acceptable risk tolerances, and the Company will not pursue regulatory recovery of the associated losses. The increase in net variable power costs due to this trading activity has been recognized in PGE’s results of operations. PGE no longer has net market exposure from the energy trading positions that led to these losses.

PGE has engaged and is working with an external consultant to perform a full operational review of the Company’s energy supply risk management policies, procedures and personnel. In addition, PGE has placed two individuals on administrative leave, pending review, and enhanced oversight including implementing immediate supervisory and reporting changes in advance of the conclusion of a broader evaluation. The Company’s review and evaluation are ongoing.

In addition, the PGE Board of Directors formed a Special Committee comprising five independent Board members to review the energy trading that led to the losses and the Company’s procedures and controls related to the trading, and to make recommendations to the Board for appropriate action. The Special Committee retained independent legal advisors. The review being undertaken by the Special Committee of the Board of Directors is ongoing.

For further information regarding legal proceedings associated with this matter, see “Shareholder Lawsuits” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

COVID-19 Impacts

The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions. In the State of Oregon, the Governor issued an executive order on March 23, 2020 directing Oregon residents to stay at home except for essential activity and mandating closure of businesses for which close personal contact is difficult or impossible to avoid. This order was rescinded May 14, 2020 in a new executive order announcing a phased approach for reopening Oregon’s economy. The updated order contains baseline requirements that include similar provisions to the original March 23, 2020 order. The current reopening approach for Oregon includes three phases, with each phase loosening restrictions and allowing more sectors to open. Oregon’s three most populous counties, in which the majority of PGE’s customers are located, remain in the first phase with the most restrictive requirements, including, among other things, limiting local gatherings to ten individuals and requiring six feet of social distancing at restaurants and bars, with a 10 pm closure requirement. Further reopening is currently on hold.

Retail loads—The economic impacts of the COVID-19 pandemic and the Governor’s initial stay-at-home order and subsequent phased reopening approach has not allowed all businesses to reopen, or has allowed reopening only at reduced capacity to meet requirements for social distancing. The slowdown in certain sectors of the economy has resulted in changes in retail load patterns. After adjusting for the effects of weather, retail energy deliveries for the three months ended September 30, 2020 increased 4% compared to the same period of 2019. The change was driven by an 11% increase in residential deliveries as a larger percent of the population is spending more time at home, a 5% decrease in commercial deliveries as many business have faced temporary or permanent closures, and a 9% increase in industrial energy deliveries. Based on these trends in retail load patterns the Company currently projects that retail energy deliveries will increase approximately 1% for the full-year 2020 compared to 2019 weather-adjusted levels, however changes in deliveries across customer classes may impact retail revenues. See “Customers and Demand” and “Decoupling” in this Overview section and “Revenues” of the Results of Operations section for more information related to COVID-19 impacts on retail loads and Revenues, net.

Bad debt expense—The Company has responded to the hardships many customers are facing and has taken steps to support its customers and communities, including temporarily suspending disconnections and late fees during the crisis, developing time payment arrangements, and partnering with local non-profits to soften the impacts on small businesses and low-income residential customers. PGE’s bad debt expense is projected to be $15 million for the full-year, compared to an original $6 million forecast for 2020, subject to deferral. See “Administrative and other” of the Results of Operations section for more information related to COVID-19 impacts on bad debt expense.

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

Supply chain—The global nature of the COVID-19 pandemic has resulted in supply chain disruptions and in some instances construction interruptions, although PGE has not experienced significant supply chain disruptions or construction interruptions to date. The Company’s business continuity plans have included an assessment of critical operational supply chain linkages and an assessment of potential interruptions to its capital project execution. The Company will continue to monitor supply chain issues, including possible force majeure notices, for any material impacts to its operations.

Business continuity plans—In February 2020, as more information about the potential impacts of COVID-19 became available, the Company activated its business continuity plans. These plans are designed to ensure the safety of the public and employees while the Company continues to provide critical service to its customers. In addition to directing employees to work from home when appropriate, the Company has implemented safeguards for employees who play critical roles to ensure operational reliability and established protocols for employees who interact directly with the public. The Company has enacted extra physical security and cybersecurity measures to safeguard systems to serve operational needs, including those of its remote workforce, and to ensure uninterrupted service to customers. The Company will continue to evolve its business continuity plans to follow guidance from the Centers for Disease Control and the Oregon Health Authority. Although PGE has plans in place to address workforce availability, including sequestration of key employees if necessary, the Company has not experienced workforce availability issues to date. Implementation of PGE’s business continuity plans have not had a material impact on PGE’s results of operation.

Legislative and regulatory developments—The Company has analyzed available relief for the economic effects of COVID-19 under the following:
•FERC Waiver—On June 30, 2020 the FERC issued a waiver that provides that, for the 12-month period starting March 2020, jurisdictional utilities may apply an alternative AFDC calculation formula that excludes the actual outstanding short-term debt balance and replaces it with the simple average of the actual 2019 short-term debt balance. The purpose of the waiver is to allow relief from the detrimental impacts of issuing short-term debt on the allowance for equity funds used during construction. PGE adopted the waiver in Q2 2020 and retrospectively applied its provisions as of March 2020, resulting in a $1 million increase to AFDC.
•Coronavirus Aid, Relief, and Economic Security (CARES) Act—On March 27, 2020, the U.S. Government enacted the CARES Act, which provides economic relief and stimulus to support the national economy during the COVID-19 pandemic and includes support for individuals, large corporations, small business, and health care entities, among other affected groups. The Company does not expect direct material benefits from the CARES Act.
•COVID-19 Deferral—PGE filed an application for deferral of certain incremental costs and lost revenue related to COVID-19 on March 20, 2020 with the OPUC. The application requested the ability to defer incremental costs associated with the COVID-19 pandemic but did not specify the precise scope of the deferral, or the means by which PGE would recover deferred amounts. PGE, other utilities under the OPUC’s jurisdiction, intervenors, and OPUC staff held discussions regarding the scope of costs incurred by utilities which may qualify for deferral under Docket UM2114, Investigation into the Effects of the COVID-19 Pandemic on Utility Customers. The result of such discussions was an Energy Term Sheet (Term Sheet). The Term Sheet dictates costs in scope for deferral but is silent to the timing of recovery of such costs. On September 24, 2020, the Commission adopted a proposed OPUC Staff motion for Staff to execute stipulations incorporating the terms of the Term Sheet. PGE’s deferral application was approved by the Commission on October 20, 2020, however the final stipulations for the Term Sheet has not yet been approved by the Commission. As of September 30, 2020, PGE has deferred $6 million related to bad debt expense, and $2 million for other incremental costs associated with COVID-19 under the Term Sheet. All other incremental expenses will be recognized in the results of operations, until a determination is made that cost recovery is probable. Amortization of any deferred costs will remain subject to OPUC review prior to amortization in customer prices and would be subject to an earnings test.

Company Strategy

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

PGE is currently scheduled to recover the costs of its investment in Colstrip Units 3 and 4 by 2030, although some co-owners have sought approval to recover their costs sooner in their respective jurisdictions. The Company continues to evaluate its ongoing investment and ownership in Colstrip, including the possibility of earlier closure of these facilities.

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

The Company ceased coal-fired operation at its Boardman generating plant on October 15, 2020.

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

Regional Haze—In early 2020, PGE received a letter from the DEQ indicating that, under Phase 2 of the Regional Haze rules, the Beaver generating plant, based on its allowable emissions, which are considerably higher than actual emissions and the DEQ’s screening threshold, has been identified as a potential contributor to visibility impacts to the Mt. Hood National Forest. The Company responded to the DEQ committing to voluntarily reduce emissions to a level below the threshold in an upcoming air permit renewal for the facility. In August 2020, the DEQ provided a letter stating that they agreed with PGE’s approach and, given the total emissions will be below the screening threshold, that the facility does not need to undergo further analysis. DEQ has committed to issue the permit renewal by the end of Q2 2021 to meet its Regional Haze program obligations. PGE does not expect future limitations on operations based on the anticipated reduction in allowable emissions.

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

PGE will own 100 MW of the wind resource with an investment of approximately $160 million. Subsidiaries of NextEra Energy Resources, LLC will own the balance of the 300 MW wind resource, along with the solar and battery components, and sell their portion of the output to PGE under 30-year power purchase agreements. PGE has the option to purchase the underlying assets of the power purchase agreements on the twelfth anniversary of the commercial operation date of the wind facility. As of September 30, 2020, the Company has recorded $57 million, including the allowance for funds used during construction (AFDC), in construction work-in-progress (CWIP) related to Wheatridge.

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

In the fourth quarter of 2019, the Company submitted a RAC filing requesting recovery of the net revenue requirement of Wheatridge. On September 29, 2020, the OPUC issued an order in response to PGE’s RAC filing that stated PGE’s decision to proceed with Wheatridge was prudent and has authorized cost recovery of, and return on, the facility in customer prices once service to PGE's customers begins, in the fourth quarter 2020.

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

In July 2019, PGE’s Board approved plans to construct an Integrated Operations Center (IOC) to support and enhance the reliability and resiliency of the grid and as a key step to support efforts to electrify the economy. The IOC, at an estimated total cost of $200 million, excluding AFDC, will centralize mission-critical operations, including those that are planned as part of the integrated grid strategy. This secure, resilient facility will include infrastructure to support and enhance grid operations and co-locate primary support functions. As of September 30, 2020, the Company has recorded $79 million, including AFDC, in CWIP related to the IOC. The project is on track for an in-service completion date in the fourth quarter of 2021. The Company continues to actively monitor any potential supply chain or labor issues as a result of the COVID-19 pandemic.

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

Wildfire—In 2020, Oregon experienced one of the most destructive wildfire seasons on record, with over one million acres of land burned. PGE’s wildfire mitigation planning includes regular risk assessment. On September 7, 2020 PGE proactively initiated a public safety power shutoff (PSPS) in a zone near Mt. Hood that was identified as the region at highest risk of wildfire. In addition to the PSPS region, PGE cut power to eight different high-risk fire areas. These actions were coordinated with emergency responders and helped clear the path for them to fight wildfires. During this time, PGE also established a community resource center within the PSPS zone to help support the residents affected. The Oregon Department of Forestry has opened an investigation into the causes of wildfires in Clackamas County. The Company has received a subpoena and is fully cooperating. The Company is not aware of any wildfires caused by PGE equipment. PGE will incur costs to replace and rebuild PGE facilities, as well as addressing fire-damaged vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. On October 20, 2020, the OPUC formally approved PGE’s request for deferral of such costs. As of September 30, 2020, PGE deferred $10 million in costs related to wildfire response. PGE continues to assess the damage to its infrastructure and expects regulatory recovery of prudently incurred restoration costs.

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

Portland Harbor Environmental Remediation Account (PHERA) Mechanism—The EPA has listed PGE as one of over one hundred PRPs related to the remediation of the Portland Harbor site. As of September 30, 2020, significant uncertainties still remain concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, and whether the final selection of a proposed remedy by the EPA will be implemented as issued. PGE continues to participate in a voluntary process to determine an appropriate allocation of costs amongst the PRPs and expects the next major phase of the allocation process to begin in January 2021, contemporaneously with the remedial design process that is just beginning. In a Record of Decision issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. It is probable that PGE will share in a portion of the costs related to Portland Harbor, however the Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation, although such costs could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the Company’s recovery mechanism allows the Company to defer and recover incurred environmental expenditures related to Portland Harbor through a combination of third-party proceeds, such as insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

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

The Company recorded an estimated refund of $9 million and a collection of $9 million from residential and commercial customers, respectively for the nine months ended September 30, 2020, which resulted from variances between actual weather-adjusted use per customer and that projected in the 2019 GRC. The Company continues to expect to see higher weather-adjusted use per customer from residential customers that are spending more time at home and lower use per customer from commercial customers that are adversely affected by COVID-19.

Collections under the decoupling mechanism are subject to an annual limitation of 2% of revenues for each eligible customer class, based on the net prices in effect for the applicable tariff schedule at the time of collection. For collections recorded in 2020, the 2% limit will be applied to the net prices for the applicable tariff schedules that will be in effect on January 1, 2022. The Company reached its 2020 annual cap for collection from commercial customers during the third quarter of 2020. No cap exists for any potential refunds under the decoupling mechanism, thus increased demand from residential customers since the onset of the COVID-19 pandemic has resulted in larger estimated refunds under the decoupling mechanism, which have largely offset the revenue increases that have resulted from higher residential demand. At December 31, 2019, PGE recorded a total collection of $14 million, which if approved, will be collected over a one-year period beginning January 1, 2021.

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

Non-utility Asset Retirement Obligation (ARO)—PGE is planning to perform a decommissioning study for work related to its properties leased to third parties that may result in material revision of the non-utility ARO in the fourth quarter of 2020. Additions in non-utility AROs are charged directly to the consolidated statement of income in the period in which the revisions are probable and reasonably estimable.

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

	Three Months Ended September 30,		% Increase (Decrease) in Energy Deliveries	Nine Months Ended September 30,		% Increase (Decrease) in Energy Deliveries
	2020	2019		2020	2019
Energy deliveries (MWhs in thousands):
Retail:
Residential	1,832	1,646	11%	5,621	5,428	4%
Commercial	1,672	1,738	(4)%	4,672	4,999	(7)%
Industrial	914	822	11%	2,552	2,332	9%
Subtotal	4,418	4,206	5%	12,845	12,759	1%
Direct access:
Commercial	167	195	(14)%	478	536	(11)%
Industrial	389	373	4%	1,114	1,093	2%
Subtotal	556	568	(2)%	1,592	1,629	(2)%
Total retail energy deliveries	4,974	4,774	4%	14,437	14,388	—%
Wholesale energy deliveries	1,613	2,015	(20)%	4,593	3,474	32%
Total energy deliveries	6,587	6,789	(3)%	19,030	17,862	7%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Average number of retail customers:
Residential	792,155	88%	781,223	88%	789,726	88%	778,285	88%
Commercial	110,323	12	109,589	12	110,185	12	109,509	12
Industrial	194	—	193	—	194	—	194	—
Direct access	641	—	632	—	634	—	633	—
Total	903,313	100%	891,637	100%	900,739	100%	888,621	100%

Retail energy deliveries for the nine months ended September 30, 2020 increased 0.3% compared with the nine months ended September 30, 2019, as increases in residential and industrial deliveries more than offset the decline in commercial deliveries.

In the third quarter, retail energy deliveries increased 4% compared to the third quarter of 2019, as deliveries to both residential, up 11%, and industrial, up 9%, showed considerable growth over the prior year, while commercial deliveries, down 5%, continued to lag.

In the second quarter, retail energy deliveries decreased 3% compared to the second quarter of 2019. Commercial deliveries decreased 16% while energy deliveries to industrial customers increased 3%. Residential deliveries, which had been down 6% in the first quarter driven by mild temperatures, were up 9% in the second quarter of 2020 due largely to the impact of the COVID-19 pandemic.

The results for the first quarter largely reflected conditions prior to the COVID-19 pandemic. On March 23, 2020, the Governor of Oregon issued an order directing residents to stay at home except for essential activity and mandating closure of businesses for which close personal contact would be difficult or impossible to avoid. The Company saw a shift in retail demand in response, during the second quarter. In particular, residential loads increased as a larger percentage of the population spent more time at home, whether working from home, providing child-care due to school closures, or lacking employment as commercial activity slowed. Conversely, commercial energy deliveries declined as many businesses were disrupted in an attempt to maintain social distancing or have closed as a result of the lack of business as residents follow directives from state and federal authorities. Although the industrial class as a whole experienced an increase in energy deliveries in the second quarter, this was due primarily to continued growth in the high tech and digital services sectors, which saw lesser impacts from noted closures than other sectors.

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

The following table indicates the number of heating and cooling degree-days for the three and nine months ended September 30, 2020 and 2019, along with 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2020	2019	Avg.	2020	2019	Avg.

First Quarter	1,761	1,992	1,849	—	—	—
Second Quarter	554	467	636	99	102	89
July	11	3	7	180	176	182
August	1	—	6	197	216	195
September	35	80	65	115	70	71
Third Quarter	47	83	78	492	462	448
Year-to-date	2,362	2,542	2,563	591	564	537
(Decrease)/increase from the 15-year average	(8)%	(1)%		10%	5%

Cooling degree-days, which have a greater impact on demand in the third quarter of the year in PGE’s service territory, were up 6% for the quarter compared with 2019 and 10% above average, indicating larger load demand for cooling during the summer months of 2020. Total heating degree days, while 40% below average for the third quarter 2020 and 43% below 2019, bear more on customer demand during the first and second quarters when there is a greater need for heating. On a year-to-date basis, total heating degree-days in 2020 were 7% below prior year totals and 8% below average, reflecting that mild temperatures in the first quarter had served to dampen demand.

After adjusting for the effects of weather, retail energy deliveries for the nine months ended September 30, 2020 increased 1.6% compared to the same period of 2019. The increase was driven by an increase of 6% in residential deliveries and 7% growth in industrial energy deliveries partially offset by a decrease in commercial energy deliveries of 6%. Residential average usage per customer saw an increase, which, combined with growth of 1.5% in the average number of residential customers, contributed to increased energy deliveries. Retail energy deliveries for 2020 will continue to be impacted by COVID-19 related behavioral changes. Based on these trends in retail load patterns the Company currently projects that retail energy deliveries will increase approximately 1% for the full-year 2020 compared to 2019 weather-adjusted levels.

The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from ESSs. This cap would have limited energy deliveries to these customers to an amount equal to approximately 14% of PGE’s total retail energy deliveries for the first nine months of 2020. Actual energy deliveries to Direct Access customers represented 11% of PGE’s total retail energy deliveries for the first nine months of 2020 and 2019.

During 2018, the OPUC created a New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. In early February 2020, PGE began offering service to customers under this program, which is capped at 119 MWa, based on an order issued by the OPUC in January 2020.

Power Operations—PGE utilizes a combination of its own generating resources and wholesale market transactions to meet the energy needs of its retail customers. The Company continuously makes economic dispatch decisions to obtain reasonably-priced power for its retail customers based on numerous factors, including plant availability, customer demand, river flows, wind conditions, and current wholesale prices. As a result, the amount of power generated and purchased in the wholesale market to meet the Company’s retail load requirement can vary from period to period. The following table illustrates certain operating statistics related to the performance of PGE’s own generating resources for the nine months ended September 30, 2020 and 2019:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total retail load
	2020	2019	2020	2019	2020	2019
Generation:
Thermal:
Natural gas	93%	94%	73%	84%	42%	46%
Coal (3)	99	90	93	96	20	23
Wind	95	96	113	94	13	10
Hydro	88	93	76	85	7	8

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
(3)Plant availability excludes Colstrip, which PGE does not operate. Colstrip availability was 79% during the nine months ended September 30, 2020, compared with 88% in 2019.

Energy received from PGE-owned and jointly-owned thermal plants decreased 9% during the nine months ended September 30, 2020 compared to 2019, primarily as a result of strong performance for hydro and wind assets. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Energy received from PGE-owned hydroelectric plants and under contracts from mid-Columbia hydroelectric projects increased 11% during the nine months ended September 30, 2020 compared to 2019, due to more favorable hydro conditions in 2020. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 80 years of historical stream flow data.

Energy received from PGE-owned and contracted wind resources increased 20% during the nine months ended September 30, 2020 compared to 2019, due to more favorable wind conditions in 2020. Energy expected to be received from wind generating resources (Biglow Canyon and Tucannon River) is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

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

•For the nine months ended September 30, 2020, actual NVPC, excluding certain trading losses, was $27 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2020 is currently estimated to be below the baseline, but within the established deadband range. Accordingly, no estimated refund to customers is expected under the PCAM for 2020. For the nine months ended September 30, 2020, actual NVPC, including certain trading losses, was $100 million above the baseline NVPC. However, PGE will not be pursuing regulatory recovery for amounts related to these trading losses, and will be excluded from NVPC for 2020.

•For the nine months ended September 30, 2019, actual NVPC was $5 million above baseline NVPC. For the year ended December 31, 2019, actual NVPC was $5 million above baseline NVPC, which was within the established deadband range. Accordingly, no estimated collection to customers was recorded pursuant to the PCAM for 2019.

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

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2020	2019		2020	2019
Total revenues	$547	$542	1%	$1,589	$1,575	1%
Purchased power and fuel	292	165	77%	554	449	23%
Gross margin(1)	255	377	(32)%	1,035	1,126	(8)%
Other operating expenses:
Generation, transmission and distribution	65	78	(17)%	215	241	(11)%
Administrative and other	63	74	(15)%	208	223	(7)%
Depreciation and amortization	108	103	5%	320	305	5%
Taxes other than income taxes	35	34	3%	104	101	3%
Total other operating expenses	271	289	(6)%	847	870	(3)%
Income (loss) from operations	(16)	88	(118)%	188	256	(27)%
Interest expense(2)	35	32	9%	102	95	7%
Other income:
Allowance for equity funds used during construction	4	2	100%	11	7	57%
Miscellaneous income, net	3	3	—%	2	5	(60)%
Other income, net	7	5	40%	13	12	8%
Income (loss) before income tax expense	(44)	61	(172)%	99	173	(43)%
Income tax expense (benefit)	(27)	6	(550)%	(4)	20	(120)%
Net income (loss)	$(17)	$55	(131)%	$103	$153	(33)%

(1) Gross margin agrees to Total revenues less Purchased power and fuel as reported on PGE’s Condensed Consolidated Statements of Income and Comprehensive Income.
(2) Net of an allowance for borrowed funds used during construction of $2 million and $1 million for three months ended September 30, 2020 and 2019, respectively, and $6 million and $4 million for the nine months ended September 30, 2020 and 2019, respectively.

Three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019

Net income (loss) - The following items contributed to the change in Net income for the three and nine months ended September 30, 2020 compared to the same periods in 2019 as follows (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2019	$55	$153
Items increasing (decreasing) Net income:
Increase in Purchased power and fuel expense related to certain trading losses	(127)	(127)
Change in Purchased power and fuel expense, excluding certain trading losses	—	22
Decrease in other operating revenues primarily from the resale of excess natural gas used for fuel in 2019 that did not recur in 2020	—	(17)
Change in average retail price	8	19
Increase in retail deliveries	19	5
(Decrease) increase in wholesale revenues	(16)	5
Decrease (increase) in bad debt expense	3	(3)
Decrease in plant maintenance expense	7	21
Income taxes	33	24
Other	1	1
September 30, 2020	$(17)	$103
Change in Net income (loss)	$(72)	$(50)

Revenues consist of the following for the periods presented (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Retail:
Residential	$245	45%	$218	40%	$747	47%	$713	45%
Commercial	164	30	167	31	463	29	479	31
Industrial	58	11	50	9	162	10	144	9
Direct Access	12	2	13	2	35	2	34	2
Subtotal	479	88	448	83	1,407	88	1,370	87
Alternative revenue programs, net of amortization	(9)	(2)	4	1	—	—	5	—
Other accrued revenues, net	7	1	4	1	13	1	17	1
Total retail revenues	477	87	456	84	1,420	89	1,392	88
Wholesale revenues	56	10	72	13	130	8	125	8
Other operating revenues	14	3	14	3	39	3	58	4
Total revenues	$547	100%	$542	100%	$1,589	100%	$1,575	100%

Total retail revenues — The following items contributed to the increase (decrease) in Total retail revenues for the three and nine months ended September 30, 2020 compared to the same periods in 2019 as follows (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2019	$456	$1,392
Increase from higher retail energy deliveries driven by the impact of COVID-19 in the third quarter 2020, which were partially offset by milder temperatures during the winter heating season in 2020 for the nine months	19	5
Increase as a result of the change in the average price of energy deliveries due primarily to shift in mix among customer classes resulting from COVID-19	8	19
Increase resulting from the combination of various supplemental tariffs and adjustments, the largest of which pertain to the demand response pilot program	7	9
Decrease attributed to alternative revenue programs related to the decoupling mechanism due to increased residential use per customer resulting from COVID-19	(13)	(5)
September 30, 2020	$477	$1,420
Change in Total retail revenues	$21	$28

Wholesale revenues for the three months ended September 30, 2020 decreased $16 million, or 22%, from the three months ended September 30, 2019, as a result of a $14 million decrease related to 20% lower wholesale sales volume and a $2 million decrease as a result of a 3% decline in average wholesale sales prices.

Wholesale revenues for the nine months ended September 30, 2020 increased $5 million, or 4%, from the nine months ended September 30, 2019, as sales volumes increased 32%, the effect of which was partially offset by a 21% reduction in the average wholesale sales price. The price decline was due to the relatively high wholesale prices experienced during early 2019 as a result of natural gas availability constraints combined with weaker than average regional hydro production. More normal conditions have returned during 2020 along with a relatively mild winter and strong wind generation during the first quarter.

Other operating revenues for the three months ended September 30, 2020 was unchanged from the three months ended September 30, 2019. The Company recorded an increase in revenue from its participation in the western Energy Imbalance Market although that was more than offset by the temporary pause on late fees that resulted from the COVID-19 pandemic.

Other operating revenue for the nine months ended September 30, 2020 decreased $19 million from the nine months ended September 30, 2019 predominately resulting from market conditions that provided less revenue from the resale of natural gas in excess of amounts needed for the Company’s generation portfolio back into the wholesale market. Natural gas prices were considerably higher in the first quarter of 2019 as a result of a supply pipeline disruption in the region. Milder than average winter temperatures in North America in 2020 resulted in an oversupply of natural gas and lower prices.

Purchased power and fuel - The following items contributed to the increase (decrease) in Purchased power and fuel for the three and nine months ended September 30, 2020 compared to the same periods in 2019 as follows (dollars in millions, except for average variable power cost per MWh):

	Three Months Ended	Nine Months Ended
September 30, 2019	$165	$449
Increase related to average variable power cost per MWh	108	32
Increase related to total system load	19	73
September 30, 2020	$292	$554
Change in Purchased power and fuel	$127	$105

Average variable power cost per MWh:
September 30, 2019	$25.16	$26.25
September 30, 2020	$46.62	$30.44

Total system load (MWhs in thousands):
September 30, 2019	6,531	17,085
September 30, 2020	6,251	18,201

For the three months ended September 30, 2020, the $108 million increase related to the change in average variable power cost per MWh (which includes PGE-generated power and market purchases), was driven by a 105% increase on the average cost of purchased power, offset with an 8% decrease on the average cost for the Company’s own generation. The increase in the cost of purchased power was driven by realized losses of $127 million related to a portion of energy trading positions in PGE’s energy portfolio. See the “Overview” section of this Item 2. for more details on trading losses. The $19 million increase related to total system load was primarily due to a 46% increase in purchased power (which was purchased at higher average prices), offset by a 17% decrease in the Company’s own generation, driven by lower gas prices and surplus hydro in the region.

For the nine months ended September 30, 2020, the $32 million increase related to the change in average variable power cost per MWh, was primarily driven by a 14% increase in the cost for purchased power, offset with an 8% decrease on the average cost for the Company’s own generation. The $73 million increase related to total system load was primarily due to a 35% increase in purchased power, driven by lower gas prices and surplus hydro in the region.

The sources of energy for PGE’s total system load, as well as its retail load requirement, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Sources of energy (MWhs in thousands):
Generation:
Thermal:
Natural gas	2,290	37%	2,881	44%	5,767	32%	6,199	36%
Coal	1,248	20	1,450	22	2,752	15	3,163	19
Total thermal	3,538	57	4,331	66	8,519	47	9,362	55
Hydro	233	4	261	4	919	5	1,098	7
Wind	527	8	598	10	1,720	9	1,418	8
Total generation	4,298	68	5,190	79	11,158	61	11,878	70
Purchased power:
Term	1,477	24	1,000	15	5,585	31	4,177	24
Hydro	398	6	241	4	1,202	7	807	5
Wind	78	1	100	2	256	1	223	1
Total purchased power	1,953	32	1,341	21	7,043	39	5,207	30
Total system load	6,251	100%	6,531	100%	18,201	100%	17,085	100%
Less: wholesale sales	(1,613)		(2,015)		(4,593)		(3,474)
Retail load requirement	4,638		4,516		13,608		13,611

The following table presents the actual April-to-September 2020 and 2019 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2020 Actual	2019 Actual
Columbia River at The Dalles, Oregon	104%	94%
Mid-Columbia River at Grand Coulee, Washington	109	87
Clackamas River at Estacada, Oregon	75	114
Deschutes River at Moody, Oregon	86	111
* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC - The following items contributed to the increase (decrease) in Actual NVPC for the three and nine months ended September 30, 2020 compared to the same periods in 2019 as follows (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2019	$93	$324
Increase in Purchased power and fuel expense	127	105
Decrease (Increase) in Wholesale revenues	16	(5)
September 30, 2020	$236	$424
Change in NVPC	$143	$100

See “Purchased power and fuel expense” and “Revenues” within this “Results of Operations” for more details.

For the three months ended September 30, 2020 and 2019, actual NVPC, excluding certain trading losses, was $11 million above the baseline and $2 million below the baseline NVPC, respectively. For the nine months ended September 30, 2020 and 2019, actual NVPC, excluding certain trading losses, was $27 million below and $5 million above baseline NVPC, respectively. If NVPC for 2020 included certain trading losses, it would have been $138 million and $100 million above the baseline for the three and nine months ended September 30, 2020, respectively.

Based on forecast data, NVPC, excluding certain trading losses, for the year ending December 31, 2020 is currently estimated to be below the baseline, but within the established deadband range. Accordingly, no estimated refund to customers is expected under the PCAM for 2020.

Generation, transmission and distribution - The following items contributed to the decrease in Generation, transmission and distribution for the three and nine months ended September 30, 2020 compared to the same periods in 2019 (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2019	$78	$241
Decrease primarily due to lower maintenance expense as the result of reduced run hours and lower long-term service agreement costs at some of the Company’s generation facilities	(7)	(22)
Decrease due to lower utilization of contract labor and higher capitalization rates	(9)	(8)
Miscellaneous expenses	3	4
September 30, 2020	$65	$215
Change in Generations, transmission and distribution	$(13)	$(26)

In the third quarter 2020, PGE deferred $10 million of incremental costs related to wildfires in PGE’s service territory. See the “Overview” section of this Item 2. for more information.

Administrative and other - The following items contributed to the increase (decrease) in Administrative and other for the three and nine months ended September 30, 2020 compared to the same periods in 2019 as follows (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2019	$74	$223
Lower employee benefits expense	(6)	(11)
Increase (decrease) to bad debt expense	(3)	3
Lower outside services	(2)	(4)
Miscellaneous expenses	—	(3)
September 30, 2020	$63	$208
Change in Administrative and other	$(11)	$(15)

In the third quarter 2020, PGE deferred $6 million of bad debt related to incremental expense incurred related to COVID-19 as part of the OPUC’s Energy Term Sheet. See the “Overview” section of this Item 2. for more information.

Depreciation and amortization - The following items contributed to the increase (decrease) in Depreciation and amortization for the three and nine months ended September 30, 2020 compared to the same periods in 2019 as follows (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2019	$103	$305
Increased depreciation and amortization expense from capital additions	3	8
Increased amortization related to regulatory programs (offset in revenues)	2	11
Miscellaneous expenses	—	(4)
September 30, 2020	$108	$320
Change in Depreciation and amortization	$5	$15

Interest expense, net increased $3 million and $7 million, in the three and nine months ended September 30, 2020, respectively. The increase for the three months ended September 30, 2020 was primarily due to an increase in the average balance of outstanding debt. The increase for the nine months ended September 30, 2020 was primarily attributable to the higher average balance of outstanding debt as well as interest on additional finance leases.

Other income, net increased $2 million and $1 million for the three and nine months ended September 30, 2020, respectively. The increase for the three months ended September 30, 2020 was primarily due to market changes on the non-qualified benefit trust. The increase for the nine months ended September 30, 2020 was primarily due to higher AFDC equity income, partially offset by market changes on the non-qualified benefit trust.

Income tax expense decreased $33 million and $24 million for three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, with the decreases primarily due to lower pre-tax income.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents, beginning of period	$30	$119
Net cash provided by (used in):
Operating activities	442	502
Investing activities	(551)	(406)
Financing activities	332	(204)
Increase (decrease) in cash and cash equivalents	223	(108)
Cash and cash equivalents, end of period	$253	$11

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, with adjustments for certain non-cash items, such as depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 (in millions):

Increase/ (Decrease)
Net income	$(50)
Deferred income tax	(17)
Accounts receivable, net	(53)
Accounts payable and accrued liabilities	49
Depreciation and amortization	15
Other	(4)
Net change in cash flow from operations	$(60)

The decrease in cash provided from Accounts receivable, net is primarily driven by a higher Accounts receivable, net balance in Q3 2020 due to moratoriums related to COVID-19,

PGE estimates that non-cash charges for depreciation and amortization in 2020 will range from $410 million to $430 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $450 million to $500 million. For additional information, see “Contractual Obligations” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s generation facilities and transmission and distribution systems. Net cash used in investing activities for the nine months ended September 30, 2020 increased $145 million when compared with the nine months ended September 30, 2019, as capital expenditures increased as a result of construction underway for Wheatridge and the IOC in 2020.

Excluding AFDC, the Company plans to make capital expenditures of $750 million in 2020, which it expects to fund with cash to be generated from operations during 2020, as discussed above, and the issuance of debt securities. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the nine months ended September 30, 2020, net cash provided by financing activities was primarily the result of proceeds from the combination of $200 million of FMBs issued, the $150 million term loan, $75 million of commercial paper and $21 million from the remarketing of PCRBs previously held by the Company, partially offset by the payment of $103 million of dividends.

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2020 through 2024 (in millions, excluding AFDC).

	2020	2021	2022	2023	2024
Ongoing capital expenditures*	$560	$540	$500	$500	$500
Wheatridge Renewable Energy Facility	120	15	—	—	—
Integrated Operations Center	70	100	—	—	—
Total capital expenditures	$750	$655	$500	$500	$500
Long-term debt maturities	$—	$160	$—	$—	$80
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

For 2020, PGE expects to fund estimated capital requirements with cash from operations, which is expected to range from $450 million to $500 million, issuances of debt securities of up to $450 million, and the issuance of commercial paper, as needed. The actual timing and amount of any such issuances of debt and commercial paper will be dependent upon the timing and amount of capital expenditures and debt payments.

Short-term Debt. PGE has approval from the Federal Energy Regulatory Commission to issue short-term debt up to a total of $900 million through February 7, 2022. The following table shows available liquidity as of September 30, 2020 (in millions):

	As of September 30, 2020
	Capacity	Outstanding	Available
Revolving credit facility (1)	$500	$—	$500
Letters of credit (2)	220	55	165
Total credit	$720	$55	$665
Cash and cash equivalents			253
Total liquidity			$918
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

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of September 30, 2020, PGE had $75 million commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $500 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

On April 9, 2020, PGE obtained a 364-day, term loan in the aggregate principal of $150 million. The term loan will bear interest for the relevant interest period at the London Inter-Bank Offered Rate plus 1.25%. The interest rate is subject to adjustment pursuant to the terms of the loan. The credit agreement expires on April 8, 2021, with any outstanding balance due and payable on such date.

Long-term Debt. As of September 30, 2020, total long-term debt outstanding, net of $12 million of unamortized debt expense, was $2,817 million.

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

On April 27, 2020, PGE issued $200 million of 3.15% Series First Mortgage Bonds (FMBs) due in 2030.

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including any current debt maturities) of approximately 50%, over time. Achievement of this objective helps the Company maintain investment grade credit ratings and facilitates access to long-term capital at favorable interest rates. The Company’s common equity ratio was 44.5% and 48.1% as of September 30, 2020 and December 31, 2019, respectively.

Credit Ratings and Debt Covenants

PGE’s secured and unsecured debt is rated investment grade by Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P), with current credit ratings and outlook as follows:

	Moody’s	S&P
First Mortgage Bonds	A1	A
Senior unsecured debt	A3	BBB+
Commercial paper	P-2	A-2
Outlook	Stable	Negative

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

As of September 30, 2020, PGE had $32 million of collateral posted with these counterparties, consisting of $22 million in cash and $10 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of September 30, 2020, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade was $35 million, and decreases to $1 million by December 31, 2020 and none by December 31, 2021. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade was $117 million at September 30, 2020 and decreases to $76 million by December 31, 2020 and to $67 million by December 31, 2021.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facility would increase.

The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on September 30, 2020, under the most restrictive issuance test in the Indenture, the Company could have issued up to $688 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s revolving credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of September 30, 2020, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 55.5%.

Off-Balance Sheet Arrangements

PGE has no off-balance sheet arrangements, other than surety bonds and outstanding letters of credit, that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

PGE’s surety bond and letter of credit arrangements are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020, there have been no material changes outside the ordinary course of business as of September 30, 2020, with the exception of an increase of $26 million in surety bonds to a total of $44 million, of which $30 million PGE has provided on behalf of the operator of Colstrip.

Contractual Obligations

PGE’s contractual obligations for 2020 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020. For such obligations, there have been no material changes outside the ordinary course of business as of September 30, 2020.

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

A portion of PGE’s energy portfolio subject to commodity price risk experienced significant losses during the third quarter of 2020. In August 2020, wholesale electricity prices increased substantially at various market hubs due to extreme weather conditions, constraints to regional transmission facilities, and changes in power supply in the West. As a result of the convergence of these conditions, the Company’s energy portfolio experienced realized losses of $127 million in the third quarter of 2020. PGE no longer has net market exposure related to these positions and will not pursue regulatory recovery of the related losses. For additional information see “Energy Trading” in the Overview section in Item 2.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, these disclosure controls and procedures were effective.

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
There have been no material changes to PGE’s risk factors set forth in in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020, as supplemented in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed with the SEC on July 31, 2020.

Item 5.	Other Information.

Increase in Size of Board and Appointment of Two New Directors

On October 28, 2020, the Board of Directors of the Company (the “Board”) increased the size of the Board from twelve to fourteen directors and appointed Michael A. Lewis and James P. Torgerson to serve as directors of the Company, effective January 1, 2021. The Board size will decrease to twelve directors effective as of the 2021 annual shareholders' meeting, at which time John Ballantine and Charles Shivery will retire in accordance with the Company’s director retirement age policy.

Mr. Lewis, 58, has served as interim President of Pacific Gas and Electric Company (“PG&E”) since August 2020. Prior to that, he served as PG&E’s Senior Vice President, Electric Operations from January 2019 to August 2020 and as Vice President, Electric Distribution Operations from August 2018 to January 2019. Before joining PG&E, Lewis held a number of executive leadership positions at Duke Energy, including Senior Vice President and Chief Distribution Officer from 2016 to 2018 and Senior Vice President and Chief Transmission Officer from 2015 to 2016. Lewis worked for Progress Energy from 1985 until its merger with Duke Energy in 2012, most recently serving as Senior Vice President of Energy Delivery.

Mr. Torgerson, 67, served as Chief Executive Officer of AVANGRID, Inc. from 2015 until his retirement in 2020. Mr. Torgerson was President and Chief Executive Officer of UIL Holdings Corporation from 2006 until 2015, when it merged with Iberdrola USA to form AVANGRID. Before joining UIL Holdings, Mr. Torgerson was President and Chief Executive Officer of the Midwest Independent Transmission System Operator, Inc. from 2000 to 2006. He also previously served as chief financial officer for several natural gas and electric utilities in North America, including Puget Sound Energy and Washington Energy Company.

The Board appointed Mr. Lewis to serve on the Audit Committee and Finance Committee of the Board, and appointed Mr. Torgerson to serve on the Compensation and Human Resources Committee and Finance Committee of the Board, effective January 1, 2021.

There are no arrangements or understandings between Mr. Lewis or Mr. Torgerson and any other persons, pursuant to which they were selected as directors, and they are not a party to any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K.

Each of the new directors will participate in the Company’s standard compensation program for non-employee directors.

Retirement of Chief Financial Officer and Appointment of Successor

On October 29, 2020, the Company announced that James F. Lobdell, Senior Vice President, Finance, Chief Financial Officer and Treasurer, plans to retire from Portland General Electric Company, effective December 31, 2020. The Company thanked Mr. Lobdell for his 36 years of dedicated service and valuable contributions to the Company. The Company also announced the appointment of James. A. Ajello as senior advisor, effective November 30, 2020, and as Senior Vice President, Finance, Chief Financial Officer and Treasurer, effective January 1, 2021.

Mr. Ajello served as Executive Vice President & Chief Financial Officer of Hawaiian Electric Industries (“HEI”) from 2009 to 2017. Prior to joining HEI, Mr. Ajello served as Senior Vice President, Business Development at Reliant Energy, Inc., now NRG Energy, Inc. He also spent approximately 15 years as Managing Director of the Energy & Natural Resources Group of UBS Warburg/UBS Securities LLC. Mr. Ajello currently serves as an independent board member of HEI’s Hawaiian Electric Company and is a member of its Audit Committee. He is a former board member of HEI’s American Savings Bank and served on its Risk Committee, as well as Crius Energy Trust, where he served on the Nominating and Governance and Audit committees.

In connection with his appointment, the Company has entered into an employment offer letter with Mr. Ajello, pursuant to which he will receive an initial annual base salary of $550,000, a 2021 target annual cash incentive award opportunity of 60% of his base pay paid in 2021, and a special transition award of restricted stock units with a grant date fair value of $600,000, half of which will vest immediately and half of which will vest on May 30, 2021, subject to the terms of the equity award agreement. Mr. Ajello will also be entitled to participate in the Company’s long-term equity incentive award program for executives, with a target award opportunity of no less than 120% of his 2021 base salary. The foregoing summary is qualified in its entirety by reference to the employment offer letter, which is attached as Exhibit 10.2 to this quarterly report on Form 10-Q and incorporated by reference into this Item 5.

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
10.1
Credit Agreement dated April 9, 2020, between Portland General Electric Company, U.S. Bank National Association, as Administrative Agent and Lender, and CoBank, ACB (incorporated by reference to Exhibit 10.1 to PGE’s Form 8-K filed April 10, 2020).

10.2	Employment offer letter agreement between James A. Ajello and Portland General Electric Company dated October 28, 2020.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Quarterly Report on Form 10-Q filed October 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	October 29, 2020	By:	/s/ James F. Lobdell
James F. Lobdell
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)