Form 10-K
period 2020-12-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2021-02-19
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $3,725,882,304. For purposes of this calculation, executive officers and directors are considered affiliates.

As of February 10, 2021, there were 89,539,034 shares of common stock outstanding.

Documents Incorporated by Reference

Part III, Items 10 - 14	Portions of Portland General Electric Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on April 28, 2021.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

DEFINITIONS

The abbreviations or acronyms defined below are used throughout this Form 10-K:

Abbreviation or Acronym	Definition
AFDC	Allowance for funds used during construction
ARO	Asset retirement obligation
AUT	Annual Power Cost Update Tariff
Beaver	Beaver natural gas-fired generating plant
Biglow Canyon	Biglow Canyon Wind Farm
Boardman	Boardman coal-fired generating plant
BPA	Bonneville Power Administration
Carty	Carty natural gas-fired generating plant
Colstrip	Colstrip Units 3 and 4 coal-fired generating plant
Coyote Springs	Coyote Springs Unit 1 natural gas-fired generating plant
Dth	Decatherm = 10 therms = 1,000 cubic feet of natural gas
EIM	Energy Imbalance Market
EPA	United States Environmental Protection Agency
ESS	Electricity Service Supplier
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
FPA	Federal Power Act
GRC	General Rate Case for a specified test year
IRP	Integrated Resource Plan
ISFSI	Independent Spent Fuel Storage Installation
kV	Kilovolt = one thousand volts of electricity
Moody’s	Moody’s Investors Service
MW	Megawatts
MWa	Average megawatts
MWh	Megawatt hours
NRC	Nuclear Regulatory Commission
NVPC	Net Variable Power Costs
OATT	Open Access Transmission Tariff
OPUC	Public Utility Commission of Oregon
PCAM	Power Cost Adjustment Mechanism
PTC	Federal production tax credit
PW1	Port Westward Unit 1 natural gas-fired generating plant
PW2	Port Westward Unit 2 natural gas-fired flexible capacity generating plant
QF	PURPA qualifying facility
RAC	Renewable Adjustment Clause
RPS	Renewable Portfolio Standard
S&P	S&P Global Ratings
SEC	United States Securities and Exchange Commission
Trojan	Trojan nuclear power plant
Tucannon River	Tucannon River Wind Farm
USDOE	United States Department of Energy

PART I

ITEM 1.     BUSINESS.

General

Portland General Electric Company (PGE or the Company), a vertically-integrated electric utility with corporate headquarters located in Portland, Oregon, is engaged in the generation, wholesale purchase, transmission, distribution, and retail sale of electricity in the state of Oregon. The Company operates as a cost-based, regulated electric utility with revenue requirements and customer prices determined based on the forecasted cost to serve retail customers and a reasonable rate of return as determined by the Public Utility Commission of Oregon (OPUC). PGE meets its retail load requirement with both Company-owned generation and power purchased in the wholesale market. The Company participates in the wholesale market through the purchase and sale of electricity and natural gas in an effort to obtain reasonably-priced power to serve its retail customers. PGE, incorporated in 1930, is publicly-owned, with its common stock listed on the New York Stock Exchange (NYSE). The Company operates as a single business segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis.

PGE’s state-approved service area allocation of four thousand square miles is located entirely within Oregon and includes 51 incorporated cities. During 2020, the Company added 13 thousand customers, and as of December 31, 2020, served a total of 908 thousand retail customers.

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

PGE is a “licensee,” a “public utility,” and a “user, owner, and operator of the bulk power system,” as defined in the Federal Power Act (FPA). As such, the Company is subject to regulation by the FERC in matters related to wholesale energy activities, transmission services, reliability and cybersecurity standards, natural gas pipelines, hydroelectric projects, accounting policies and practices, short-term debt issuances, and certain other matters.

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

Transmission—PGE offers wholesale electricity transmission service pursuant to its Open Access Transmission Tariff (OATT), which contains rates, terms, and conditions of service, as filed with, and approved by, the FERC.

Reliability and Cybersecurity Standards—The FERC has adopted mandatory reliability standards for owners, users, and operators of the bulk power system. Such standards, which are applicable to PGE, were developed by the North American Electric Reliability Corporation (NERC) and the Western Electricity Coordinating Council (WECC), which have responsibility for compliance and enforcement of these standards, and are intended to help protect critical cyber assets used to support reliable operations.

Natural Gas Pipelines—The FERC has authority in matters related to the construction, operation, extension, enlargement, safety, and abandonment of jurisdictional interstate natural gas pipeline facilities, as well as transportation rates and accounting for interstate natural gas commerce. PGE is subject to such authority as the Company has a 79.5% ownership interest in the Kelso-Beaver (KB) Pipeline, a 17-mile interstate pipeline that provides natural gas to Port Westward Unit 1 (PW1), Port Westward Unit 2 (PW2), and Beaver, the Company’s natural gas-fired generating plants located near Clatskanie, Oregon, and to the North Mist storage facility. As the operator of record of the KB Pipeline, PGE is subject to the requirements and regulations enacted under the Pipeline Safety Laws administered by the PHMSA, which include safety standards, operator qualification standards, and public awareness requirements.

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

Short-term Debt—Pursuant to applicable provisions of the FPA and FERC regulations, regulated public utilities are required to obtain FERC approval to issue certain securities. For additional information on the Company’s Short-term Debt, see Short-term Debt in the Debt and Equity section of Liquidity and Capital Resources in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Retail customer prices are determined through formal proceedings that generally include testimony by participating parties, discovery, public hearings, and the issuance of a final order. Participants in such proceedings may include PGE, OPUC staff, and intervenors representing PGE customer groups, as well as other interested parties. The following are the more significant regulatory mechanisms and proceedings under which customer prices are determined:
•General Rate Cases. PGE periodically evaluates the need to change its retail electric price structure as part of a comprehensive general rate case process that reflects revenue requirements based on a forecasted test year. The OPUC authorizes the Company’s debt-to-equity capital structure, return on equity, overall rate of return, and customer prices.
•Annual Power Cost Updates. The OPUC has approved an Annual Power Cost Update Tariff (AUT) by which PGE can adjust retail customer prices annually to reflect forecasted changes in the Company’s net variable power costs (NVPC). NVPC consists of the cost of power purchased and fuel used to generate electricity, as well as the cost of settled electric and natural gas financial contracts (all classified as Purchased power and fuel expense in the Company’s consolidated statements of income) and is net of wholesale revenues, which are classified in the consolidated statements of income as Revenues, net. The OPUC has also authorized a Power Cost Adjustment Mechanism (PCAM), under which PGE may share with customers a portion of actual cost variances associated with NVPC.
•Renewable Energy. The State maintains a Renewable Portfolio Standard (RPS) that requires PGE to serve a portion of its retail load with renewable resources. In conjunction with the RPS, the State established a Renewable Adjustment Clause (RAC) mechanism that allows for the recovery in retail customer prices, outside of a general rate case, of prudently incurred costs to comply with the RPS. The State also passed a law referred to as the Oregon Clean Electricity and Coal Transition Plan (SB 1547), which, among its provisions, increased the RPS percentages in certain future years. For further information on SB 1547, see “Carbon Legislation and Administrative Actions” in the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Retail Customer Choice Program—Under cost of service pricing, residential and small commercial customers may select portfolio options from PGE that include time-of-use and renewable resource pricing.

Pricing options other than cost of service are available to certain commercial and industrial customers for a one-year period, including daily market index-based pricing under which the Company provides the electricity, and Direct Access, whereby customers purchase electricity directly from an Electricity Service Supplier (ESS).

PGE receives revenue from Direct Access customers only for the transmission and delivery of the volume of electricity delivered, along with fixed transition adjustments intended to mitigate the shifting of excess charges to the Company’s cost of service customers. Certain large commercial and industrial customers may elect a fixed three-year or a minimum five-year term, to be served either by an ESS, or by the Company under the daily market index-based price option. Participation in the fixed three-year and minimum five-year opt-out programs for existing and planned load is capped at 300 average megawatts (MWa) in aggregate.

In 2018, the OPUC created and approved rules for a New Large Load Direct Access (NLDA) program, which is capped at 119 MWa, for unplanned, large, new loads and large load growth at existing sites. In January 2020, the OPUC issued an order that required PGE to begin offering enrollment in the NLDA program to eligible customers in early February 2020.

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

Retail Revenues

Retail customers are classified as residential, commercial, or industrial, with no single customer representing more than 8% of PGE’s total retail revenues or 12% of total retail deliveries.

PGE’s Retail revenues, retail energy deliveries, and average number of retail customers consist of the following:

	Years Ended December 31,
	2020		2019		2018
Retail revenues (1) (dollars in millions):
Residential	$1,030	53%	$981	52%	$948	53%
Commercial	634	33	654	35	665	37
Industrial	246	13	222	12	210	12
Subtotal	1,910	99	1,857	99	1,823	102
Alternative revenue programs, net of amortization	(6)	—	2	—	3	—
Other accrued (deferred) revenues, net (2)	28	1	22	1	(45)	(2)
Total retail revenues	$1,932	100%	$1,881	100%	$1,781	100%
Retail energy deliveries (3) (MWh in thousands):
Residential	7,756	40%	7,471	38%	7,416	39%
Commercial	6,855	35	7,318	38	7,430	39
Industrial	4,932	25	4,671	24	4,376	22
Total retail energy deliveries	19,543	100%	19,460	100%	19,222	100%
Average number of retail customers:
Residential	791,119	88%	779,673	88%	772,389	88%
Commercial	110,851	12	110,084	12	109,107	12
Industrial	267	—	262	—	270	—
Total	902,237	100%	890,019	100%	881,766	100%

(1)Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.
(2)Amounts for the years ended December 31, 2020 and 2019 are primarily comprised of $24 million and $23 million of amortization, respectively, including interest, related to the $45 million deferral reflected in 2018 for the net tax benefits due to the change in corporate tax rate under the United States Tax Cuts and Jobs Act of 2017 (TCJA).
(3)Includes both energy sold to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy from ESSs.

The following table presents additional averages for retail customers. Certain supplemental tariff collections are excluded from revenues as they are not considered a part of the Company’s base retail prices for these calculations.

	Years Ended December 31,
	2020		2019		2018
Residential
Revenue per customer (in dollars):	$1,226		$1,177		$1,153
Usage per customer (in kilowatt hours):	9,804		9,582		9,601
Revenue per kilowatt hour (in cents):	12.50	¢	12.28	¢	12.01	¢
Commercial
Revenue per customer (in dollars):	$5,684		$5,901		$6,051
Usage per customer (in kilowatt hours):	61,837		66,481		68,096
Revenue per kilowatt hour (in cents):	9.19	¢	8.88	¢	8.89	¢
Industrial
Revenue per customer (in dollars):	$921,540		$847,079		$776,245
Usage per customer (in kilowatt hours):	18,472,161		17,827,115		16,207,263
Revenue per kilowatt hour (in cents):	4.99	¢	4.75	¢	4.79	¢

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

Residential customers include single family housing, multiple family housing (such as apartments, duplexes, and town homes), mobile homes, and small farms. Residential demand is sensitive to the effects of weather, with demand historically highest during the winter heating season. Increased use of air conditioning in PGE’s service territory has caused the summer peaks to increase in recent years, while the historical winter peak has not increased in over 20 years. In the past few years, summer peaks have exceeded winter peaks and long-term load forecasts expect that trend to continue. Economic conditions can also affect residential demand as job growth and population growth in PGE’s service territory have led to increased customer growth rates. Residential demand is also impacted by energy efficiency measures; however, the Company’s decoupling mechanism is intended to mitigate the financial effects of such measures.

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

Wholesale Revenues

PGE participates in the wholesale electricity marketplace in order to balance its supply of power to meet the needs of its retail customers. Interconnected transmission systems in the western United States serve utilities with diverse load requirements and allow the Company to purchase and sell electricity, largely through bi-lateral agreements, within the region to serve retail demand, depending upon the relative price and availability of power, hydro and wind conditions, and daily and seasonal retail demand. PGE also participates in the California Independent System Operator’s western Energy Imbalance Market (western EIM), which allows for load balancing with other western EIM participants in five-minute intervals. Wholesale revenues represented 8% of total revenues in 2020, 2019, and 2018.

Other Operating Revenues

Other operating revenues consist primarily of gains and losses on the sale of natural gas volumes purchased that exceeded what was needed to fuel the Company’s generating facilities, as well as revenues from transmission services, excess transmission capacity resales, pole attachment rentals, and other electric services provided to customers. Other operating revenues represented 2% of total revenues in 2020, and 3% in 2019 and 2018.

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

The following table presents the heating and cooling degree-days for the most recent three-year period, along with 15-year averages for the most recent year provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-Days	Cooling Degree-Days
2020	3,836	600
2019	4,165	564
2018	3,702	692
15-year average	4,145	538

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

	Winter Loads			Summer Loads
	Average	Peak	Month	Average	Peak	Month
2020	2,566	3,367	December	2,289	3,771	July
2019	2,609	3,422	February	2,263	3,765	June
2018	2,519	3,399	February	2,301	3,816	August

The Company tracks and evaluates both load growth and peak load requirements for purposes of long-term load forecasting, integrated resource planning, and preparing general rate case (GRC) assumptions. Behavior patterns, conservation, energy efficiency initiatives and measures, weather effects, economic conditions, and demographic changes all play a role in determining expected future customer demand and the resulting resources the Company will need to adequately meet those loads and maintain adequate capacity reserves.

Power Supply

PGE utilizes its generating resources, as well as wholesale power purchases from third parties to meet the needs of its retail customers. The volume of electricity the Company generates is dependent upon, among other factors, the capacity and availability of its generating resources and the price and availability of wholesale power and natural gas. As part of its power supply operations, the Company enters into short- and long-term power and fuel purchase and sale agreements. PGE executes economic dispatch decisions concerning its own generation and participates in the wholesale market in an effort to obtain reasonably-priced power for its retail customers, manage risk, and administer its long-term wholesale contracts. The Company also encourages energy efficiency measures to help meet its energy requirements and promotes the use of various demand side management products to reduce load during peak time usage.

PGE’s resource and contracted capacity (in MW) was as follows:

	As of December 31,
	2020		2019
	Capacity	%	Capacity	%
Generation:
Thermal (1):
Natural gas	1,831	34%	1,830	35%
Coal	296	6	814	15
Total thermal	2,127	40	2,644	50
Wind (2)	817	16	717	14
Hydro (3)	495	9	495	9
Total generation	3,439	65	3,856	73
Purchased power:
Long-term contracts:
Hydro (3)	512	10	462	9
PURPA qualifying facilities (4)	279	5	133	3
Dispatchable standby generation	123	2	125	2
Capacity	100	2	100	2
Wind (2)	300	6	100	2
Solar	7	—	7	—
Biomass	10	—	10	—
Total long-term contracts	1,331	25	937	18
Short-term contracts	538	10	471	9
Total purchased power	1,869	35	1,408	27
Total resource capacity	5,308	100%	5,264	100%

(1)Capacity represents the MW the plants are capable of generating under normal operating conditions, which is affected by ambient temperatures, net of electricity used in the operation of the plant. PGE’s Boardman coal-fired generating plant (Boardman) ceased coal-fired operations during the fourth quarter of 2020.
(2)Capacity represents nameplate and differs from expected energy to be generated, which is expected to have a capacity factor range from 30 to 40%, dependent upon wind conditions.
(3)Capacity represents net capacity and differs from expected energy to be generated, which is expected to have a capacity factor range from 40 to 50%, dependent upon river flows.
(4)Capacity represents contracted capacity under the Public Utility Regulatory Policies Act of 1978 (PURPA).
For information regarding actual generating output and purchases for the years ended December 31, 2020 and 2019, see the Results of Operations section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generation

PGE’s generating resources consist of six thermal plants (natural gas- and coal-fired), three wind farms, and seven hydroelectric facilities. The portion of PGE’s retail load requirements generated by its plants varies from year to year and is determined by various factors, including planned and unplanned outages, availability and price of coal and natural gas, precipitation and snow-pack levels, the market price of electricity, and wind variability. For a complete listing of these facilities, see “Generating Facilities” in Item 2.—“Properties.”

Thermal    The Company has five natural gas-fired generating facilities: PW1, PW2, Beaver, Coyote Springs Unit 1 (Coyote Springs), and Carty Generating Station (Carty).

The Company operated, and continues to have a 90% ownership interest in, Boardman, which ceased coal-fired operations during the fourth quarter of 2020. The Company has begun the initial steps toward decommissioning the facility. The Company also has a 20% ownership interest in the Colstrip Units 3 and 4 coal-fired generating plant (Colstrip), which is operated by a third party. Pursuant to SB 1547, PGE’s portion of Colstrip is scheduled to be fully depreciated by 2030, with the potential to utilize the output of the facility, in Oregon, until 2035. For additional information on SB 1547, see “Carbon Legislation and Administrative Actions” in the Overview section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Wind     PGE owns and operates two wind farms, Biglow Canyon Wind Farm (Biglow Canyon) and Tucannon River Wind Farm (Tucannon River). Biglow Canyon, located in Sherman County, Oregon, is PGE’s largest renewable energy resource consisting of 217 turbines with a total nameplate capacity of 450 MW. Tucannon River, located in southeastern Washington, consists of 116 turbines with a total nameplate capacity of 267 MW. During 2020, the wind component of the Wheatridge Renewable Energy Facility (Wheatridge), located in Morrow County, Oregon, was placed into service. Although PGE does not operate Wheatridge, it now owns 40 turbines with a total nameplate capacity of 100 MW and purchases the output of the remaining turbines, with a capacity of 200 MWs through power purchase agreements. For additional information on Wheatridge, see “The Resource Planning Process” in the Overview section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Fuel Supply—PGE contracts for natural gas and coal supplies required to fuel the Company’s thermal generating plants, with certain plants also able to operate on fuel oil, if needed. In addition, the Company uses forward, future, swap, and option contracts to manage its exposure to volatility in natural gas prices.

Natural Gas    Physical supplies of natural gas are generally purchased up to twelve months in advance of delivery and based on anticipated operation of the plants. PGE manages the price risk of natural gas supply through the use of financial contracts up to 60 months in advance of expected need of energy.

PGE owns 79.5%, and is the operator of record, of the KB Pipeline, which directly connects PW1, PW2, and Beaver to the Northwest Pipeline, an interstate natural gas pipeline operating between British Columbia and New Mexico. Currently, PGE transports natural gas on the KB Pipeline for its own use under a firm transportation service agreement, with capacity offered to others on an interruptible basis to the extent not utilized by the Company. PGE has access to 103,305 Dth per day of firm natural gas transportation capacity on the Northwest Pipeline to serve the three plants.

PGE has access to 4.1 billion cubic feet of natural gas storage in Mist, Oregon from which it can draw when economic factors favor its use or in the event that natural gas supplies are interrupted.

The storage facility is owned and operated by NW Natural, and may be utilized to provide fuel to PW1, PW2, and Beaver.

To serve Coyote Springs and Carty, PGE has access to 120,000 Dth per day of firm natural gas transportation capacity on three pipeline systems accessing gas fields in Alberta, Canada.

Coal     The Colstrip co-owners obtain coal to fuel the plant via conveyor belt from a mine that lies adjacent to the facility and is the sole source of coal supply for the plant. The coal supply contract with the owner of the mine is scheduled to expire at the end of 2025. The terms of contracts and the quality of coal are expected to be in alignment with required emissions limits.

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
The Company’s major power purchase contracts consist of the following (also see the preceding table which summarizes the average resource capabilities related to these contracts):

Hydro—During 2020, the Company had the following agreements:

•Public Utility Districts—PGE has long-term power purchase contracts with certain public utility districts in the state of Washington for a portion of the output of two hydroelectric projects on the mid-Columbia River. Although the projects currently provide a total of 313 MW of capacity, actual energy received is dependent upon river flows and capacity amounts may decline over time:

◦one contract, with Grant County PUD, representing 165 MW of capacity that expires in 2052;

◦one contract, with Douglas County PUD, representing 148 MW of capacity that expires in 2028; and

◦another contract with Douglas County PUD that is a five-year agreement starting January 1, 2021 to supply the Company with additional capacity between 100 and 160 MW, which is not reflected in the table above.

•CTWS—PGE has a long-term agreement under which the Company purchases, at index prices, CTWS’ interest in the output of the Pelton/Round Butte hydroelectric project. Although the agreement provides approximately 162 MW of net capacity, actual energy received is dependent upon river flows. The term of the agreement coincides with the term of the FERC license for this project, which expires in 2055. In 2014, PGE entered into an agreement with CTWS under which CTWS has agreed to sell, on modified payment terms, its share of the energy generated from the Pelton/Round Butte hydroelectric project exclusively to the Company through 2024.

•Other—PGE has two additional contracts that provide for the purchase of power generated from hydroelectric projects in Oregon with capacity of 37 MW in total. One contract for 36 MW expires in 2032 while the second has no expiration date.

PURPA qualifying facilities—PGE is required to purchase power from PURPA qualifying facilities (QFs), as mandated by federal law. QFs are generating facilities that fall within the following two categories: i) qualifying generation facilities with a capacity of 80 MW or less and whose primary energy source is renewable (hydro, wind, solar, biomass, waste, or geothermal); or ii) qualifying cogeneration facilities that sequentially produce electricity and another form of useful thermal energy (e.g., heat, steam) in a way that is more efficient than the separate production of each form of energy. As of December 31, 2020, PGE had contracts with 60 on-line PURPA qualifying facilities, providing a total of 279 MW of capacity. As of December 31, 2020, PGE has 36 contracts with PURPA QFs representing 164 MW of capacity that are not yet operational, of which 34 of the QF power purchase agreements (PPAs) are in default because the QF has failed to complete construction and become operational by the date required by the PPA. The PPAs provide that the QF has one year to cure its default. If the QF has failed to cure, PGE is permitted to immediately terminate the QF PPA upon expiration of the cure period. The term of a QF PPA generally ranges from 15 to 23 years, measured from the date of execution.

The expense and volume of purchases from QFs for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
PURPA contract expense (in millions)	$43	$6
MWh purchased under PURPA contracts (in thousands)	498	152
Average cost per MWh from PURPA contracts	$85.31	$38.69

Expenses incurred related to PURPA contracts are included in PGE’s AUT.

Dispatchable Standby Generation (DSG)—PGE has a DSG program under which the Company can start, operate, and monitor customer-owned diesel-fueled standby generators when needed to provide NERC-required operating reserves. As of December 31, 2020, there were 53 customer-owned sites with a total DSG capacity of 123 MW. PGE continues to pursue expansion of the program with the goal of having an additional 3 MW of customer-owned DSG projects online by the end of 2022.

Capacity—PGE’s capacity contracts are primarily comprised of the following agreements to help meet peak loads:

•Seasonal peaking capacity up to 100 MW during the summer and winter peak periods obtained from a natural gas-fired resource, which expires in 2024; and

•Starting in January 2021, an additional 200 MW of annual capacity will be added, with a five-year term, primarily obtained from hydroelectric resources.

Wind—PGE has three contracts representing 300 MW of capacity to purchase power generated from renewable wind resources that extend to 2028, 2035, and 2050. The expected energy from these wind resources will vary from the nameplate capacity due to varying wind conditions.

Solar—PGE has three contracts representing 7 MW of capacity to purchase power generated from photovoltaic solar projects that extend to 2036 and 2037. The expected energy from these solar resources will vary from the nameplate capacity due to varying solar conditions.

Biomass—PGE has one contract to purchase biomass energy that is set to expire in 2021.

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

As of 2017, PGE became a market participant in the western EIM, which allows certain of the Company’s generating plants to receive automated dispatch signals from the California Independent System Operator (CAISO) for load balancing with other western EIM participants in five-minute intervals.

For additional information regarding PGE’s power purchase contracts, see Note 16, Commitments and Guarantees, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Future Energy Resource Strategy

PGE’s Integrated Resource Plan (IRP) outlines the Company’s plan to meet future customer demand and describes PGE’s future energy supply strategy. For a detailed discussion of the IRPs, see “The Resource Planning Process” within the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Transmission and Distribution

Transmission systems deliver energy from generating facilities to distribution systems for final delivery to customers. PGE schedules energy deliveries over its transmission system in accordance with FERC requirements and operates one balancing authority area (an electric system bounded by interchange metering) in its service territory. In 2020, PGE delivered approximately 25 million megawatt hours (MWh) in its balancing authority area through 1,269 circuit miles of transmission lines operating at or above 115 kilovolts (kV).

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

The Company’s wholesale transmission activities are regulated by the FERC and are offered on a non-discriminatory basis, with all potential customers provided equal access to PGE’s transmission system through PGE’s OATT. In accordance with its OATT, PGE offers several transmission services to wholesale customers, including:

•Network integration transmission service, a service that integrates generating resources to serve retail loads;

•Short- and long-term firm point-to-point transmission service, a service with fixed delivery and receipt points; and

•Non-firm point-to-point service, an “as available” service with fixed delivery and receipt points.

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

Air Quality

Clean Air Act—PGE’s operations, primarily its thermal generating plants, are subject to regulation under the federal Clean Air Act (CAA), which addresses particulate matter, hazardous air pollutants, and greenhouse gas (GHG) emissions, among other things. Oregon and Montana, the states in which PGE’s thermal facilities are located, also implement and administer certain portions of the CAA and have set standards that are at least as stringent as federal standards. PGE manages its air emissions at its thermal generating plants by the use of low sulfur fuel, emissions and combustion controls and monitoring, and sulfur dioxide allowances awarded under the CAA.

Climate Change—In 2015, the United States Environmental Protection Agency (EPA) released the Clean Power Plan (CPP), under which each state would have to reduce carbon dioxide emissions from its power sector on a state-wide basis. In 2016, the United States Supreme Court halted implementation and enforcement of the CPP.

In 2018, the EPA proposed the Affordable Clean Energy (ACE) rule, to repeal and replace the CPP and, in 2019, finalized the ACE rule, which established guidelines for states to develop plans to address GHG emissions from existing coal-fired plants, such as Colstrip in the case of PGE. With the finalization of the ACE rule, the CPP was repealed. However, on January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE rule and remanded it, in full, back to the EPA, the impact of which casts uncertainty on the status of the CPP, as the court did not say whether it viewed its decision on the ACE rule as reinstatement of the CPP.

The EPA has now been directed to review all climate and environmental rules promulgated over the past four years, including the ACE rule. The Company will continue to monitor any challenges to the recent ACE rule decision, and how the EPA will replace the ACE rule, and potentially the CPP, for impacts on Colstrip and its existing natural gas fleet.

Any laws that would impose taxes or mandatory reductions in GHG emissions may have a material impact on PGE’s operations, as the Company utilizes fossil fuels in its own power generation and other companies use such fuels to generate power that PGE purchases in the wholesale market. If incremental costs were incurred as a result of changes in the regulations regarding GHGs, the Company would seek recovery in customer prices.

PGE’s carbon-emitting facilities provided 62% of the Company’s net generating capacity at December 31, 2020.

For more information regarding GHGs and related environmental regulation, see “Carbon Legislation and Administrative Actions” in the Overview section of Item 7.—”Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Avian Protection—Various statutes, including the Migratory Bird Treaty Act and Bald and Golden Eagle Protection Act, contain provisions for civil, criminal, and administrative penalties resulting from the unauthorized take of migratory birds and eagles. Because PGE operates facilities that can pose risks to a variety of such birds, the Company developed an Avian Protection Plan to help address and reduce risks to bird species that may be affected by Company operations. PGE has implemented such a plan for its transmission, distribution, and thermal generation facilities and continues to finalize additional plans for its wind generation facilities.

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

An investigation by the EPA that began in 1997 of a segment of the Willamette River in Oregon known as Portland Harbor, revealed significant contamination of river sediments and prompted the EPA to designate Portland Harbor as a Superfund site. The EPA has listed PGE among the more than one hundred Potentially Responsible Parties (PRPs) in this matter, as PGE historically owned or operated property near the river. For additional information regarding the EPA action on Portland Harbor, see Note 19, Contingencies, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

PGE is subject to regulation by the United States Department of Energy (USDOE), which, under the Nuclear Waste Policy Act of 1982, is responsible for the permanent storage and disposal of spent nuclear fuel. PGE has contracted with the USDOE for permanent disposal of spent nuclear fuel from Trojan that is stored in the Independent Spent Fuel Storage Installation (ISFSI), an NRC-licensed interim dry storage facility that houses the fuel at the former plant site. The NRC approved the transfer of spent nuclear fuel from a spent fuel pool to the ISFSI where it is expected to remain until permanent off-site storage is available. Shipment of the spent nuclear fuel from the ISFSI to off-site storage is not expected to be completed prior to 2059. For additional information regarding this matter, see “Trojan decommissioning activities” in Note 8, Asset Retirement Obligations, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Human Capital Management

PGE’s talent and culture are vital to its ability to execute its business strategy and realize continued success. Accordingly, the Company seeks to attract and retain a talented, motivated, and diverse workforce and maintain a culture that reflects PGE’s core values, drive for performance, and commitment to acting with the highest levels of honesty, integrity, and compliance.

Employees and Collective Bargaining Agreements—PGE had 3,639 members in its workforce (769 of which are contingent workers) as of December 31, 2020, with 721 employees covered under one of two separate agreements with Local Union No. 125 of the International Brotherhood of Electrical Workers (IBEW). The agreements cover 660 and 61 employees and expire March 2022 and August 2022, respectively. The partnership with IBEW is key to a holistic labor relations approach.

Competitive Pay and Benefits—PGE is committed to ensuring pay equity among its employees and offers a wide range of market-competitive benefits, including comprehensive health and welfare benefits and a 401(k) retirement plan, designed to support the physical, mental, and financial well-being of its employees.

Talent development —PGE provides a variety of training and development programs for employees, as well as tuition reimbursement for job-related coursework. The Board oversees executive talent development with the assistance of the Governance Committee and the Compensation Committee in an effort to maximize the pool of internal candidates. In addition, the Compensation Committee regularly conducts more in-depth reviews of development plans for promising management talent for promotion and advancement.

Health and safety—PGE is committed to providing a safe and healthy place of business for employees, customers, and the public. Management has established an Executive Safety Council that has oversight of the Company’s efforts to create a safe workplace. In addition, PGE provides various safety resources to its employees, such as safety manuals, trainings, and incident reporting tools that are all designed to incorporate safe practices into all daily activities and promote in all employees a sense of personal commitment, responsibility, and obligation regarding safety.

Diversity, Equity and Inclusion —PGE promotes an inclusive workforce through pay equity practices, racial equity training, and development opportunities for women and people of color to advance into management. Black, Indigenous, and People of Color comprise over 22% of its employees and nearly 19% of management. Nearly one third of its employees and over 31% of its management, including its CEO, are female. PGE also promotes diversity and economic development through its suppliers. The Company’s supplier diversity program ensures opportunity in all competitive bid events for qualified minority-owned, women-owned, disabled veteran-owned, and emerging small business suppliers.

COVID-19 — In response to the COVID-19 pandemic, PGE took immediate steps to protect employees by making changes to work schedules, work locations, cleaning practices, work protocols, and information services—including encouraging employees to take advantage of its comprehensive health, wellness, family, and leave programs.

Information about Our Executive Officers

The following are PGE’s current executive officers:

Name	Age	Current Position and Previous Experience	Year Appointed Officer

James A. Ajello	67	Senior Vice President, Finance, Chief Financial Officer and Treasurer (January 2021 to present), Senior Advisor (November 2020 to December 2020), Executive Vice President and Chief Financial Officer at Hawaiian Electric Industries (January 2009 to April 2017 - retired), Senior Vice President, Business Development at Reliant Energy (January 2000 to January 2009), Managing Director, UBS Securities (January 1984 to August 1998).	2021
Larry N. Bekkedahl	59	Vice President, Grid Architecture, Integration and Systems Operations (January 2019 to present), Vice President Transmission and Distribution (August 2014 to January 2019). Senior Vice President of Transmission Services at BPA (June 2012 to August 2014), Vice President of Engineering and Technical Services at BPA (2008 to June 2012).	2014
Bradley Y. Jenkins	57	Vice President, Utility Operations (January 2019 to present), Vice President, Generation and Power Operations (October 2017 to January 2019), Vice President, Power Supply Generation (September 2015 to October 2017), General Manager, Diversified Plant Operations, (November 2013 to August 2015), Plant General Manager, Boardman (September 2012 to November 2013), Operations Manager, Boardman (March 2012 to September 2012).	2015
Lisa A. Kaner	60	Vice President, General Counsel and Corporate Compliance Officer (July 2017 to present), trial attorney and shareholder at Markowitz Herbold PC (1994 to June 2017).	2017
John T. Kochavatr	47	Vice President, Information Technology and Chief Information Officer (February 2018 to present). Senior Vice President and Chief Information Officer at SUEZ Water Technologies & Solutions (formerly General Electric Water and Process Technologies) (October 2017 to January 2018), Chief Information Officer and Chief Digital Officer at General Electric Water and Process Technologies (November 2012 to September 2017).	2018
John C. McFarland	40	Vice President, Chief Customer Officer (April 2019 to present). Director, Global Digital Experience at General Motors (February 2016 to March 2019), Chief Marketing Officer at OnStar (a subsidiary of General Motors, October 2012 to January 2016), Senior Manager of Strategy at General Motors (September 2010 to September 2012), Brand Management and Finance at Procter & Gamble (August 2002 to August 2010).	2019
Anne F. Mersereau	58	Vice President, Human Resources, Diversity, Equity and Inclusion (January 2016 to present), Employee Services Manager (January 2014 to January 2016), Change Management Consultant (January 2012 to January 2014), Human Resources Business Partner (July 2009 to December 2011).	2016
Maria M. Pope	55	President (October 2017 to present) and Chief Executive Officer (January 2018 to present), Senior Vice President, Power Supply, Operations and Resource Strategy (March 2013 to December 2017), Senior Vice President, Finance, Chief Financial Officer and Treasurer (January 2009 to February 2013). Board director (January 2006 to December 2008). Vice President and Chief Financial Officer for Mentor Graphics Corporation (July 2007 to December 2008).	2009
W. David Robertson	53	Vice President, Public Affairs (August 2009 to present), Director of Government Affairs (June 2004 to August 2009).	2009
Brett M. Sims	52	Vice President, Strategy, Regulation and Energy Supply (October 2020 to present), Senior Director of Strategy, Commercial and Regulatory Affairs (September 2017 to October 2020), Director of Origination, Structuring & Resource Strategy (May 2001 to September 2017).	2020
Kristin A. Stathis	57	Vice President, Operations Services (May 2019 to present), Vice President, Customer Solutions (January 2019 to May 2019), Vice President, Customer Service Operations (June 2011 to December 2018), General Manager of Revenue Operations (August 2009 to May 2011), Assistant Treasurer and Manager of Corporate Finance (October 2005 to July 2009), General Manager of Power Supply Risk Management (August 2003 to September 2005).	2011

ITEM 1A.     RISK FACTORS.

Certain risks and uncertainties that could have a material impact on PGE’s business, financial condition, results of operations, or cash flows, or that may cause the Company’s actual results to vary materially from the forward-looking statements contained in this Annual Report on Form 10-K, include those set forth below.

REGULATORY, LEGAL, AND COMPLIANCE RISKS

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

There are certain pending legal and regulatory proceedings that may have an adverse effect on results of operations and cash flows for future reporting periods. For additional information, see Item 3.—“Legal Proceedings” and Note 19, Contingencies, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

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

A portion of PGE’s total system load is supplied with power generated from hydroelectric and wind generating resources. Operation of these facilities is subject to regulation related to the protection of fish and wildlife. The listing of various plants and species of fish, birds, and other wildlife as threatened or endangered has resulted in significant operational changes to these projects. Salmon recovery plans could include further major operational changes to the region’s hydroelectric projects, including those owned by PGE and those from which the Company purchases power under long-term contracts. In addition, laws relating to the protection of migratory birds and other wildlife could impact the development and operation of transmission and distribution lines and wind projects. Also, new interpretations of existing laws and regulations could be adopted or become applicable to such facilities, which could further increase required expenditures for salmon recovery and endangered species protection and reduce the availability of hydroelectric or wind generating resources to meet the Company’s energy requirements.

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

ECONOMIC, FINANCIAL, AND MARKET RISKS

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

As part of its normal business operations, PGE purchases and sells power and natural gas in the open market under short- and long-term contracts, which may specify variable prices or volumes. Market prices for power and natural gas are influenced primarily by factors related to supply and demand. These factors generally include the adequacy of generating capacity, scheduled and unscheduled outages of generating facilities, hydroelectric and wind generation levels, prices and availability of fuel sources for generation, disruptions or constraints to transmission facilities, weather conditions, economic growth, and changes in technology.

Volatility in these markets can affect the availability, price, and demand for power and natural gas. Disruption in power and natural gas markets could result in a deterioration of market liquidity, increase the risk of counterparty default, affect regulatory and legislative processes in unpredictable ways, affect wholesale power prices, and impair PGE’s ability to manage its energy portfolio. Changes in power and natural gas prices can also affect the fair value of derivative instruments and cash requirements to purchase power and natural gas. If power and natural gas prices decrease from those contained in the Company’s existing purchased power and natural gas agreements, PGE may be required to provide increased collateral, which could adversely affect the Company’s liquidity. Conversely, if power and natural gas prices rise, especially during periods when the Company requires greater-than-expected volumes that must be purchased at market or short-term prices, PGE could incur greater costs than originally estimated.

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

BUSINESS AND OPERATIONAL RISKS

The spread of COVID-19 could have a material adverse effect on PGE’s business.

The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide. Measures to control the spread of COVID-19 have affected the demand for the products and services of many businesses in PGE’s service territory and disrupted supply chains around the world. Due to COVID-19, PGE has observed an increase in past due accounts and late customer payments resulting in incremental bad debt expense of $8 million in 2020 that has been deferred pursuant to the OPUC’s COVID-19 deferral. PGE has also observed a change in the trend of customer demand with an increase in residential usage as customers stay at home and a decrease in commercial usage due to COVID-19 related closures and economic conditions. Although these trends have not had a material impact on the Company to date, management believes that these trends will continue and the full scope and extent of the impacts of COVID-19 on the Company’s operations remains uncertain and depends on multiple variables. PGE continues to monitor the impacts of the COVID-19 pandemic on its workforce, liquidity, capital markets, reliability, cybersecurity, customers, and suppliers, along with overall macroeconomic conditions. Although the Company cannot predict with certainty the full extent of the COVID-19 pandemic’s impact on its business, a protracted slowdown of broad sectors of the economy, changes in demand for commodities, or significant changes in legislation or regulatory policy to address the COVID-19 pandemic could ultimately result in a significant reduction in demand for electricity in PGE’s service territory, increased late customer payments or uncollectible accounts, and the inability of the Company’s contractors, suppliers, and other business partners to fulfill their contractual obligations, any of which could have, or continue to have, a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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
PGE owns and operates wind generating facilities, which generate federal production tax credits (PTCs) that PGE uses to reduce its federal tax obligations. The amount of PTCs earned depends on the level of electricity output generated and the applicable tax credit rate. A variety of operating and economic parameters, including adverse weather conditions and equipment reliability, could significantly reduce the PTCs generated by the Company’s wind facilities resulting in a material adverse impact on PGE’s financial condition and results of operations. These PTCs generate tax credit carryforwards that the Company plans to utilize in the future to reduce income tax obligations. If PGE cannot generate enough taxable income in the future to utilize all of the tax credit carryforwards before the credits expire, the Company may incur material charges to earnings.
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

Rapid increases in load requirements resulting from unexpected weather changes, particularly if coupled with transmission constraints, could adversely impact PGE’s cost and ability to meet the energy needs of its customers. Conversely, rapid decreases in load requirements could result in the sale of excess energy at depressed market prices.

Reduced river flows can adversely affect generation from hydroelectric resources and unfavorable wind conditions can similarly affect wind generating resources. The Company could be required to replace energy expected from these sources with higher cost power from other facilities or with wholesale market purchases, which could have an adverse effect on results of operations.

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

Although the application of the PCAM could help mitigate adverse financial effects from any decrease in power provided by hydroelectric and wind generating resources, full recovery of any increase in power costs is not assured. Inability to fully recover such costs in future prices could have a negative impact on the Company’s results of operations, as well as a reduction in renewable energy credits and loss of PTCs related to wind generating resources.

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

PGE could be vulnerable to cybersecurity attacks, data security breaches, acts of terrorism, or other similar events that could disrupt its operations, require significant expenditures, or result in claims against the Company.

In the normal course of business, PGE collects, processes, and retains sensitive and confidential customer and employee information, as well as proprietary business information, and operates systems that directly impact the availability of electric power and the transmission of electric power in its service territory. Despite the security measures in place, the Company’s systems, and those of third-party service providers, could be vulnerable to cybersecurity attacks, data security breaches, acts of terrorism, or other similar events that could disrupt operations or result in the release of sensitive or confidential information. Such events could cause a shutdown of service or expose PGE to liability. In addition, the Company may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. PGE maintains insurance coverage against some, but not all, potential losses resulting from these risks. However, insurance may not be adequate to protect the Company against liability in all cases. In addition, PGE is subject to the risk that insurers will dispute or be unable to perform their obligations to the Company.

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
A basic premise of PGE’s business is the ability to produce electricity at competitive prices due to economies of scale. Many companies and organizations conduct research and development activities to seek improvements in alternative technologies and distributed generation. It is possible that advances in such technologies, or other current technologies, will reduce the cost of alternative methods of electricity production to a level that is equal to or below that of existing generation facilities. Such a development could limit the Company’s future growth opportunities and limit growth in demand for PGE’s electric service.

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

The Company’s industry and geographic concentrations may increase exposure to risks arising from regional regulation or legislation, such as legislative action related to carbon emissions. These concentrations may also increase exposure to credit and operational risks due to counterparties, suppliers, and customers being similarly affected by changing conditions.

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

Generating Facilities

The following are generating facilities owned by PGE as of December 31, 2020 (in MW):

Facility	Location	Net Capacity (1)
Wholly-owned:
Natural Gas or Oil:
Beaver	Clatskanie, Oregon	508
Carty	Boardman, Oregon	438
Port Westward Unit 1 (PW1)	Clatskanie, Oregon	411
Coyote Springs	Boardman, Oregon	249
Port Westward Unit 2 (PW2)	Clatskanie, Oregon	225
Wind:
Biglow Canyon	Sherman County, Oregon	450
Tucannon River	Columbia County, Washington	267
Wheatridge	Morrow County, Oregon	100
Hydro:
North Fork	Clackamas River	58
Faraday	Clackamas River	46
Oak Grove	Clackamas River	45
River Mill	Clackamas River	25
T.W. Sullivan	Willamette River	18
Jointly-owned (2):
Coal:
Colstrip (3)	Colstrip, Montana	296
Hydro:
Round Butte (4)	Deschutes River	230
Pelton (4)	Deschutes River	73
Net capacity		3,439

(1)Represents net capacity of generating unit as demonstrated by actual operating or test experience, net of electricity used in the operation of a given facility. For wind-powered generating facilities, nameplate ratings are used in place of net capacity. A generator’s nameplate rating is its full-load capacity under normal operating conditions as defined by the manufacturer.
(2)Net capacity reflects PGE’s ownership share.
(3)PGE has a 20% ownership interest in the facility, which is operated by Talen Montana, LLC. The Company operated, and continues to have a 90% ownership interest in, Boardman, which ceased coal-fired operations during the fourth quarter of 2020.
(4)PGE operates Pelton and Round Butte and has a 66.67% ownership interest.

PGE’s hydroelectric projects are operated pursuant to FERC licenses issued under the FPA. The licenses for the hydroelectric projects on the three different rivers expire as follows: Clackamas River, 2055; Willamette River, 2035; and Deschutes River, 2055.

Transmission and Distribution

PGE owns or has contractual rights associated with transmission lines that deliver electricity from its generation facilities to its distribution system in its service territory and also to the Western Interconnection. As of December 31, 2020, PGE-owned electric transmission system consisted of 1,269 circuit miles as follows: 287 circuit miles of 500 kV line; 414 circuit miles of 230 kV line; and 568 miles of 115 kV line. The Company also has 27,939 circuit miles of distribution lines that deliver electricity to its customers. The Company also has an ownership interest in, and capacity on, the following:
•15% of the Colstrip Transmission facilities from Colstrip to BPA’s transmission system; and

•20% of the Pacific Northwest Intertie, a 4,800 MW transmission facility between the John Day Substation near the Columbia River in northern Oregon, and Malin, Oregon, near the California border. The Pacific Northwest Intertie is used primarily for the transmission of interstate purchases and sales of electricity among utilities, including PGE.

In addition, the Company has contractual rights to the following transmission capacity:
•4,045 MW of firm BPA transmission on BPA’s system to PGE’s service territory in Oregon; and
•150 MW of firm BPA transmission from the Mid-Columbia projects in Washington to the northern end of the Pacific Northwest AC Intertie, near John Day, Oregon, 5 MW to Tucannon River, and 5 MW to Biglow Canyon.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PGE’s common stock is traded on the NYSE under the ticker symbol “POR”. As of February 10, 2021, there were 653 holders of record of PGE’s common stock.

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

Share repurchase program

On February 17, 2021, the Company’s Board of Directors authorized a share repurchase program, under which the Company is authorized to repurchase up to $17.5 million of its outstanding common stock through 2022. The share repurchase program may be limited or terminated at any time without prior notice. Under the share repurchase program, the Company may repurchase shares of common stock from time to time in open market transactions or in privately negotiated transactions as permitted under applicable rules and regulations. The extent to which the Company repurchases its shares of common stock and the timing of such purchases will depend upon market conditions and other considerations as may be determined in the Company’s sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Company intends to finance any repurchases under the share repurchase program using cash on hand.

ITEM 6.     [REMOVED AND RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The information in this report includes statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to expectations, beliefs, plans, assumptions and objectives concerning future results of operations, business prospects, loads, outcome of litigation and regulatory proceedings, capital expenditures, market conditions, future events or performance, and other matters. Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will likely result,” “will continue,” “should,” or similar expressions are intended to identify such forward-looking statements.

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

In addition to any assumptions and other factors and matters referred to specifically in connection with forward-looking statements, factors that could cause actual results or outcomes for PGE to differ materially from those discussed in such forward-looking statements include:
•governmental policies, legislative action, and regulatory audits, investigations and actions, including those of the FERC and OPUC with respect to allowed rates of return, financings, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs and capital investments, and current or prospective wholesale and retail competition;

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
•the impact of widespread health developments, including the global coronavirus (COVID–19) pandemic, and responses to such developments (such as voluntary and mandatory quarantines, including government stay at home orders, as well as shut downs and other restrictions on travel, commercial, social, and other activities), which could materially and adversely affect, among other things, demand for electric services, customers’ ability to pay, supply chains, personnel, contract counterparties, liquidity and financial markets;
•changes in financial or regulatory accounting principles or policies imposed by governing bodies;
•acts of war or terrorism; and
•the impact of the recommendations on the Company and its operations based on the review conducted by the Special Committee relating to energy trading losses, the time and expense incurred in implementing the recommendations of the Special Committee, and any reputational damage to the Company relating to the matters underlying the Special Committee’s review.

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

PGE personnel entered into a number of energy trades during 2020, with increasing volume accumulating late in the second quarter and into the third quarter, resulting in significant exposure to the Company. In August 2020, a portion of energy trading positions in PGE’s energy portfolio experienced significant losses as wholesale electricity prices increased substantially at various market hubs due to extreme weather conditions, constraints to regional transmission facilities, and changes in power supply in the West. During this time period, the CAISO declared a Stage 3 Electrical Emergency and ordered the first rolling blackouts in the state of California since 2001.

As a result of the convergence of these conditions, the Company’s energy portfolio experienced realized losses of $127 million on these positions in 2020. PGE determined the energy trading positions that led to the losses were outside the Company’s acceptable risk tolerances, and the Company will not pursue regulatory recovery of the associated losses. PGE will also exclude the impacts of the realized losses from its regulatory earnings tests. The increase in net variable power costs due to this trading activity has been recognized in PGE’s results of operations. PGE no longer has net market exposure from the energy trading positions that led to these losses.

PGE and its external consultants have performed a full operational review of the Company’s energy supply risk management policies, procedures and personnel. In addition, the PGE Board of Directors formed a Special Committee comprising five independent Board members to review the energy trading that led to the losses and the Company’s procedures and controls related to the trading, and to make recommendations to the Board for appropriate action. The Special Committee retained independent legal advisors. On December 18, 2020, PGE announced that the Special Committee concluded its independent review of the energy trading activity that led to the losses incurred in the third quarter of 2020. The Special Committee concluded that the trades were ill-conceived and revealed opportunities for improving the Company’s energy trading policies and practices. Additionally, the Board of Directors concluded that the actions the Company began taking in August to enhance oversight of energy trading and associated risk management reporting, policies, and practices were consistent with the Special Committee’s recommendations and will be monitored by the Board of Directors through enhanced reporting. These actions are expected to strengthen the Company and include:

•Added expertise: PGE brought in additional experienced risk management personnel and replaced the Power Operations general manager with a new leader;
•Strengthened trading policies: Power Operations personnel are operating under revised policies designed to prevent positions of the type that led to the losses. The improved policies place controls on the ability of personnel to enter into wholesale energy transactions to the extent that PGE does not have physical or financial delivery capability;
•Enhanced risk reporting: Energy trading activity reporting has been improved to ensure greater visibility into portfolio risk;
•Changed reporting structures: Energy Trading Risk Management now reports through a Risk and Compliance team that reports to the Chief Executive Officer. Effective January 1, 2021, Power Operations reports to the Vice President of Strategy, Regulation and Energy Supply; and
•Changed personnel: The individuals who previously were placed on leave are no longer with the Company.

For further information regarding legal proceedings associated with this matter, see “Shareholder Lawsuits” in Note 19, Contingencies in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

COVID-19 Impacts

The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions. In the state of Oregon, the Governor issued an executive order on March 23, 2020 directing Oregon residents to stay at home except for essential activity and mandating closure of businesses for which close personal contact was difficult or impossible to avoid. This order was rescinded May 14, 2020 in a new executive order announcing a phased approach for reopening Oregon’s economy. The subsequent phased reopening approach has not allowed all businesses to reopen, or has allowed reopening only at reduced capacity to meet requirements for social distancing. The continued loosening of restrictions is contingent upon the successful reduction of cases.

Retail loads—The slowdown in certain sectors of the economy due to COVID-19 and the initial stay-at-home order and subsequent phased reopening plans has resulted in changes in retail load patterns. See “Customers and Demand” and “Decoupling” in this Overview section and “Revenues” of the Results of Operations section for more information related to COVID-19 impacts on retail loads and Revenues, net.

Bad debt expense—The Company has responded to the hardships many customers are facing and has taken steps to support its customers and communities, including temporarily suspending disconnections and late fees during the crisis, developing time payment arrangements, and partnering with local non-profits to soften the impacts on small businesses and low-income residential customers. PGE’s bad debt expense was $15 million for the full-year 2020, compared to an original $6 million forecast, subject to deferral. See “Administrative and other” of the Results of Operations section for more information related to COVID-19 impacts on bad debt expense, and see “Legislative and regulatory developments” within this Overview section for more information regarding regulatory deferrals of incremental costs associated with the COVID-19 pandemic.

Financial condition and liquidity—Global capital markets have experienced significant volatility in response to COVID-19 and PGE continues to assess the impact of this volatility on its liquidity position and capital investment plans. The Company believes the combination of its revolver capacity, proceeds of a $150 million, 364-day term loan, issued in April 2020, and proceeds from $200 million and $230 million FMB issuances, in April and November 2020, respectively, will continue to provide adequate liquidity for the Company’s operational needs. The Company continues to evaluate its five-year capital plan. A detailed discussion of capital market and capital investment responses is included in the Liquidity and Capital Resources section of this Item 7.

The COVID-19 pandemic did not have a material impact on PGE’s financial condition and cash flows in 2020 and the Company continues to have sufficient liquidity to meet the Company’s anticipated capital and operating requirements going forward. It is reasonably possible, however, that disruption and volatility in the global capital markets may materially increase the cost of capital.

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

Legislative and regulatory developments—The Company has analyzed available relief for the economic effects of COVID-19 under the following:
•FERC Waiver—On June 30, 2020 the FERC issued a waiver that provides that, for the 12-month period starting March 2020, jurisdictional utilities may apply an alternative allowance for funds used during construction (AFDC) calculation formula that excludes the actual outstanding short-term debt balance and replaces it with the simple average of the actual 2019 short-term debt balance. The purpose of the waiver is to allow relief from the detrimental impacts of issuing short-term debt on the allowance for equity funds used during construction. PGE adopted the waiver in the second quarter of 2020 and retrospectively applied its provisions as of March 2020, resulting in a $1 million increase to AFDC. The Company continues to monitor for potential extensions of the waiver beyond the original 12-month period.
•Coronavirus Aid, Relief, and Economic Security (CARES) Act—On March 27, 2020, the U.S. Government enacted the CARES Act, which provides economic relief and stimulus to support the national economy during the COVID-19 pandemic and includes support for individuals, large corporations, small business, and health care entities, among other affected groups. The Company has not experienced direct material benefits from the CARES Act.
•COVID-19 Deferral—PGE filed an application for deferral of certain incremental costs and lost revenue related to COVID-19 on March 20, 2020 with the OPUC. The application requested the ability to defer incremental costs associated with the COVID-19 pandemic but did not specify the precise scope of the deferral, or the means by which PGE would recover deferred amounts. PGE, other utilities under the OPUC’s jurisdiction, intervenors, and OPUC staff held discussions regarding the scope of costs incurred by utilities that may qualify for deferral under Docket UM 2114, Investigation into the Effects of the COVID-19 Pandemic on Utility Customers. The result of such discussions was an Energy Term Sheet (Term Sheet), which dictates costs in scope for deferral, but is silent to the timing of recovery of such costs. On September 24, 2020, the Commission adopted OPUC Staff’s motion to execute stipulations incorporating the terms of the Term Sheet. PGE’s deferral application was approved by the Commission on October 20, 2020 with final stipulations for the Term Sheet approved on November 3, 2020. As of December 31, 2020, PGE has deferred $8 million related to bad debt expense, and $2 million for other incremental costs associated with COVID-19 under the Term Sheet. All other incremental expenses will be recognized in the results of operations, until a determination is made that cost recovery is probable.

Amortization of any deferred costs will remain subject to OPUC review prior to amortization and inclusion in customer prices. Although PGE expects its 2020 regulated ROE, after adjusting for certain energy trading losses, to exceed its authorized ROE of 9.5%, PGE believes the full amount of the 2020 deferral is probable of recovery as the Company’s prudently incurred costs were in response to the unique nature of the COVID-19 pandemic health emergency. The OPUC has significant discretion in making the final determination of recovery and their conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s 2020 deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Company Strategy

PGE is committed to continuing to achieve steady growth and returns as the Company transforms to meet the challenges of climate change and an ever-evolving energy grid. Customers, policy makers, and other stakeholders expect PGE to reduce GHG emissions, keep the power grid reliable and secure, and ensure prices are affordable, especially for the most vulnerable customers. The Company’s strategy strives to balance these interests. PGE plans to:
•Reduce GHG emissions associated with the power served to customers by 80% by 2030 (2010 baseline year), and setting an aspirational goal for zero GHG emissions associated with the power served to customers by 2040;
•Electrify sectors of the economy like transportation and buildings that are also transforming to reduce GHG emissions; and
•Perform as a business, driving improvements to work efficiency, safety of our coworkers, and reliability of our systems and equipment all while adhering to the Company’s earnings per diluted share growth guidance of 4-6% on average.

Decarbonize the power supply—PGE partners with customers and local and state governments to advance a clean energy future. PGE continues to leverage these partnerships to pursue emission reductions using a diverse portfolio of clean and renewable energy resources, and promote economy-wide emission reductions through electrification and smart energy use to help the state meet its GHG emission reduction goals. In addition to state greenhouse gas reduction goals, PGE announced in 2020 a new company wide goal of achieving net zero GHG emissions by 2040. PGE also announced a new goal to meet customer expectations for clean energy, pledging to reduce GHG emissions associated with the power served to customers by 80% by 2030 (2010 baseline year).

To reach these goals, PGE will focus on the following areas:

Customer Choice Programs—PGE’s customers continue to express a commitment to purchasing clean energy, as over 230,000 customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100 percent clean and renewable electricity by 2035 and 100 percent economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area continue to consider similar goals.

In response, the Company has implemented a new customer product option, the Green Future Impact program, which allows for 100 MW of PGE-provided power purchase agreements for renewable resources and up to 200 MW of customer-provided renewable resources. Approved by the OPUC in the first quarter 2019, the program will provide business customers access to bundled renewable attributes from those resources. Through this voluntary program, the Company seeks to align sustainability goals, cost and risk management, reliable integrated power, and a cleaner energy system.

Pursuant to the OPUC order approving the Green Future Impact tariff, program subscribers remain cost of service customers, and pay both the cost of service tariff price and the price under the renewable energy option tariff. This structure is intended to avoid stranded costs and cost shifting.

Carbon Legislation and Administrative Actions—In 2016, SB 1547 set a benchmark for how much electricity must come from renewable sources like wind and solar and requires the elimination of coal from Oregon utility customers’ energy supply no later than 2030 (subject to an exception that allows extension of this date until 2035 for PGE’s output from Colstrip).

Other provisions of the law include:
•An increase in RPS thresholds to 27% by 2025, 35% by 2030, 45% by 2035, and 50% by 2040;
•A limitation on the life of Renewable Energy Credits (RECs) generated from facilities that become operational after 2022 to five years, but continued unlimited lifespan for all existing RECs and allowance for the generation of additional unlimited RECs for a period of five years for projects online before December 31, 2022; and
•An allowance for energy storage costs related to renewable energy in the Company’s RAC filings.

In response to SB 1547, the Company filed a tariff request in 2016 to accelerate recovery of PGE’s investment in the Colstrip facility from 2042 to 2030. In January 2020, the owners of Colstrip Units 1 and 2 permanently retired those two units. Although PGE has no direct ownership interest in Units 1 and 2, the Company does have a 20% ownership share in Colstrip Units 3 and 4, which utilize certain common facilities with Units 1 and 2.

Although PGE is currently scheduled to recover the costs of Colstrip by 2030, some co-owners of Units 3 and 4 have sought approval to recover their costs sooner in their respective jurisdictions. In its most recent depreciation study filed with the OPUC in January 2021, PGE proposed to accelerate depreciation on Colstrip generation assets through 2027. The Company continues to evaluate its ongoing investment in Colstrip, including the possibility of earlier closure of these facilities.

Any reduction in generation from Colstrip has the potential to provide capacity on the Colstrip transmission facilities, which stretches from eastern Montana to near the western end of the state to serve markets in the Pacific Northwest and beyond. PGE has a 15% ownership interest in, and capacity on, the Colstrip Transmission facilities. Renewable energy development in the state of Montana could benefit from any excess transmission capacity that may become available.

As previously planned, in October 2020, PGE ceased coal-fired operation at Boardman and has begun decommissioning activities.

During the 2019 Oregon legislative session, House Bill (HB) 2020 was introduced, which would have authorized a comprehensive cap and trade package in Oregon and would have granted the OPUC direct authority to address climate change. Although HB 2020 was not enacted in 2019, an amended version was reintroduced in the 35-day legislative session, which began in February 2020. This new proposal, SB 1530, was also a cap and trade package that included changes made to address concerns raised by various parties. Prior to the legislative session, the OPUC stated that it would continue to collaborate with the legislature and stakeholders to make progress on climate change, noting that their authority was limited to that of an economic regulator.

The short 2020 legislative session adjourned without action on SB 1530 and, as a result, in March 2020, the Governor of Oregon issued an executive order directing state agencies to seek to reduce and regulate GHG emissions. Many of the direct agency actions are on an aggressive timeline with due dates in 2020 and 2021. As the Governor is limited by current statutory authority, the executive order does not include a market-based mechanism as envisioned by the cap and trade legislation introduced in the 2019 and 2020 legislative sessions.

Among other things, the executive order:
•Modified the statewide GHG emissions reduction goals to at least 45% below 1990 emission levels by 2035 and at least 80% below 1990 emission levels by 2050;

•Directed state agencies to integrate climate change and the State’s GHG emissions reduction goals into their planning, budgets, investments, and decisions to the extent allowed by law;
•Directed the OPUC to—
◦determine whether utility portfolios and customer programs reduce risks and costs to utility customers by making rapid progress towards reducing GHG emissions consistent with Oregon’s reduction goals;
◦encourage electric companies to support transportation electrification infrastructure that supports GHG emission reductions and zero emission vehicle goals; and
◦prioritize proceedings and activities that advance decarbonization in the utility sector and exercise its broad statutory authority to reduce GHG emissions, mitigate energy burden on utility customers, and ensure reliability and resource adequacy;
•Directed the Oregon Department of Environmental Quality to adopt a program to cap and reduce GHG emissions from large stationary sources, transportation fuels, and other liquid or gaseous fuels including natural gas; and
•More than doubled the reduction goals of the state’s Clean Fuels Program and extended the program, from the previous rule that required a 10 percent reduction in average carbon intensity of fuels from 2015 levels by 2025, to a 25 percent reduction below 2015 levels by 2035.

The Resource Planning Process—PGE’s planning process includes working with customers, stakeholders, and regulators to chart the course toward a clean, affordable, and reliable energy future. This process includes consideration of customer expectations and legislative mandates to move away from fossil fuel generation and toward renewable sources of energy.

In May 2018, the Company issued a request for proposals seeking to procure approximately 100 MWa of qualifying renewable resources. The prevailing bid was Wheatridge, an energy facility in eastern Oregon that will combine 300 MW of wind generation and 50 MW of solar generation with 30 MW of battery storage.

PGE now owns 100 MW of the wind resource, which was placed into service in the fourth quarter of 2020 at a cost of $149 million and qualified for PTCs at the 100 percent level. Subsidiaries of NextEra Energy Resources, LLC own the balance of the 300 MW wind resource, along with the solar and battery components, and will sell their portion of the output to PGE under 30-year power purchase agreements. PGE has the option to increase its ownership to include the entire facility in 2032.

Construction of the solar and battery components is planned for 2021 and is also expected to qualify for federal investment tax credits. PGE did not experience any supply chain disruptions due to the COVID-19 pandemic related to the construction of Wheatridge, and the solar and battery portions of the project are proceeding as planned. PGE continues to work closely with the contractor to actively monitor for supply chain issues. See “COVID-19 Impacts” within this Overview section for further information on COVID-19.

On May 6, 2020, the OPUC issued an order that acknowledged the Company’s 2019 IRP and the following Action Plan for PGE to undertake over the next four years to acquire the resources identified:
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
◦Resources must qualify for PTC or the federal Investment Tax Credit;

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

The order also requires that PGE consider resources in the Renewable and Capacity RFPs in a co-optimized manner. PGE had requested authorization to pursue up to approximately 700 MW of capacity contribution by 2025 from a combination of renewables, existing resources, and new non-emitting dispatchable capacity resources, such as energy storage. As PGE implements the Action Plan, the Company will continue to evaluate present and ongoing resource needs and timing of any related RFP in light of the economic disruption related to COVID-19. PGE expects to issue an RFP for both renewable energy and capacity resources.

PGE and Douglas County Public Utility District entered an agreement during 2020 to supply the Company additional capacity from facilities including the Wells Hydroelectric Project, located on the Columbia River in central Washington. The agreement also provides Douglas County PUD with PGE load management and wholesale market sales services. With a start date of January 1, 2021, the five-year agreement is expected to contribute between 100 and 160 MWs toward a capacity need that PGE identified in its 2019 IRP. The agreement is a further step toward the Company’s stated goal of providing customers with a clean energy future.

PGE filed an IRP Update with the OPUC in January 2021 seeking acknowledgement so that it may incorporate the updated resource cost and value information in PURPA QF avoided cost pricing. No changes were proposed to the 2019 IRP Action Plan in the IRP Update. However, based on the updated capacity need forecast reflecting the addition of the agreement with the Douglas County PUD and more sophisticated modeling, the updated capacity need in 2025 is 511 MW.

Renewable Recovery Framework—As previously authorized by the OPUC, the RAC allows PGE to recover prudently incurred costs of renewable resources through filings made by April 1st each year. In the 2019 GRC Order, the OPUC authorized the inclusion of prudent costs of energy storage projects associated with renewables in future RAC filings to be made to the OPUC, under certain conditions. Although no significant filings were made under the RAC during 2020, the Company did submit a RAC filing for Wheatridge in the fourth quarter of 2019. On September 29, 2020, the OPUC issued an order in response to PGE’s RAC filing that stated PGE’s decision to proceed with Wheatridge was prudent and authorized cost recovery of, and return on, the facility in customer prices once service to PGE's customers began, in the fourth quarter 2020.

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
•The development of connected neighborhood microgrids and smart communities; and
•The use of data and analytics to better predict demand and support energy saving customer programs.

In July 2019, PGE’s Board approved plans to construct an Integrated Operations Center (IOC) as a key step to supporting this strategy, at an estimated total cost of $200 million, excluding AFDC. The IOC will centralize mission-critical operations, including those that are planned as part of the integrated grid strategy. This secure, resilient facility will include infrastructure to support and enhance grid operations and co-locate primary support functions. As of December 31, 2020, the Company has recorded $109 million, including AFDC, in construction work-in-progress related to the IOC.

The Company is also working to advance transportation electrification, with projects aimed at improving accessibility to electric vehicle charging stations and partnering with local mass transit agencies to transition to a greater use of electric vehicles. In June 2019, the Oregon Legislature enacted SB 1044, which establishes Oregon's zero emissions vehicle goals in statute at 250 thousand vehicle sales by 2025 and 90% of all vehicle sales by 2035. In September 2019, PGE filed with the OPUC its first Transportation Electrification plan, which considers current and planned activities, along with both existing and potential system impacts, in relation to the State’s carbon reduction goals.

In 2018, PGE filed an energy storage proposal that called for 39 MW of storage to be developed over the next several years at various locations across the grid. In August 2018, the OPUC issued an order that outlined an agreed approach to the development of five energy storage projects by PGE with an expected capital cost of approximately $45 million.

Perform as a business—PGE focuses on providing reliable, clean power to customers at affordable prices while providing a fair return to investors. To achieve this goal the Company must execute effectively within its regulatory framework and maintain prudent management of key financial, regulatory, and environmental matters that may affect customer prices and investor returns. The following discussion provides detail on several such material matters.

Wildfire—In 2020, Oregon experienced one of the most destructive wildfire seasons on record, with over one million acres of land burned. PGE’s wildfire mitigation planning includes regular risk assessment. On September 7, 2020 PGE proactively initiated a public safety power shutoff (PSPS) in a zone near Mt. Hood that was identified as the region at highest risk of wildfire. In addition to the PSPS region, PGE cut power to eight different high-risk fire areas. These actions were coordinated with emergency responders and helped clear the path for them to fight wildfires. During this time, PGE also established a community resource center within the PSPS zone to help support the residents affected. The Oregon Department of Forestry has opened an investigation into the causes of wildfires in Clackamas County. The Company has received a subpoena and is fully cooperating. The Company is not aware of any wildfires caused by PGE equipment. PGE will incur costs to replace and rebuild PGE facilities damaged by the fires, as well as addressing fire-damaged vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. On October 20, 2020, the OPUC formally approved PGE’s request for deferral of such costs. As of December 31, 2020, PGE deferred $15 million in costs related to wildfire response. PGE continues to assess the damage to its infrastructure and expects regulatory recovery of prudently incurred restoration costs. Although PGE expects its 2020 regulated ROE, after adjusting for certain energy trading losses, to exceed its authorized ROE of 9.5%, PGE believes the full amount of the 2020 deferral is probable of recovery as the Company’s prudently incurred costs were in response to the unique and unprecedented nature of the wildfire events leading to the deferral. The OPUC has significant discretion in making the final determination of recovery and their conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s 2020 deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Power Costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2020 AUT included a final increase in power costs for 2020, and a corresponding increase in annual revenue requirement, of $27 million from 2019 levels, which were reflected in customer prices effective January 1, 2020. See “Power Operations” within this Overview section of Item 7 for more information regarding the PCAM.

Portland Harbor Environmental Remediation Account (PHERA) Mechanism—The EPA has listed PGE as one of over one hundred PRPs related to the remediation of the Portland Harbor Superfund site. As of December 31, 2020, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. However, the Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor, although such costs could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the Company’s environmental recovery mechanism allows the Company to defer and recover incurred environmental expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, such as insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. Under the PHERA mechanism in 2020, PGE incurred and deferred $6 million related to defense costs, net an estimated refund of less than $1 million as a result of the regulated earnings test. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 19, Contingencies in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

City of Portland Audit—In 2019, the city of Portland (the “City”), which is the largest city within PGE’s service territory, completed its audit of PGE’s and the City’s mutual License Fees agreement for the 2012 through 2015 periods. The preliminary claim by the City is that PGE improperly excluded certain items from the calculation of gross revenues, which resulted in underpayment of franchise taxes of $7 million, including interest and penalties. PGE disagreed with the preliminary findings as they were not consistent with previous audit conclusions, which found that the Company had appropriately calculated gross revenues in determining franchise fees. In December 2020, PGE and the City reached a settlement for less than $1 million that covered the audit periods from 2012 to 2018.

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

In 2017, the OPUC had opened docket UM 1909 to conduct an investigation of the scope of its authority under Oregon law to allow the deferral of costs related to capital investments for later inclusion in customer prices. In October 2018, the OPUC issued Order 18-423 (1909 Order) concluding that the OPUC lacked authority under Oregon law to allow deferrals of any costs related to capital investments. In the 1909 Order, the OPUC acknowledged that this decision was contrary to its past limited practice of allowing deferrals related to capital investments and would require adjustments to its regulatory practices. The OPUC directed its Staff to meet with the utilities and stakeholders to address the full implications of this decision, and to propose recommendations needed to implement this decision consistent with the OPUC’s legal authority and the public interest.

During 2018, PGE deferred a total of $12 million of expenses related to the customer information system. However, the 1909 Order impacted the probability of recovery of deferred expenses and, as such, the Company recorded a reserve for the full amount of the costs related to the customer information system. The reserve was established with an offsetting charge to the results of operations in 2018.

In response to the 1909 Order, PGE and other utilities filed a motion for reconsideration and clarification, which was denied. On April 19, 2019, PGE and the other utilities filed a petition for judicial review of the 1909 Order with the Oregon Court of Appeals, although the Court has indicated that the case would be dismissed given the lack of recent action in the case.

On April 30, 2020, the OPUC issued a final order affirming its authority to defer all cost components related to a utility’s capital projects, including both depreciation expense and the cost of financing capital projects. PGE believes that the costs incurred to date associated with the customer information system were prudently incurred; however, PGE intends to file to close the deferral proceeding related to the customer information system without further action at the OPUC.

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

The Company recorded an estimated refund of $15 million and a collection of $9 million from residential and commercial customers, respectively for the year ended December 31, 2020, which resulted from variances between actual weather-adjusted use per customer and that projected in the 2019 GRC. The Company continues to see higher weather-adjusted use per customer from residential customers that are spending more time at home and lower use per customer from commercial customers that are adversely affected by COVID-19.

Collections under the decoupling mechanism are subject to an annual limitation of 2% of revenues for each eligible customer class, based on the net prices in effect for the applicable tariff schedule at the time of collection. For collections recorded in 2020, the 2% limit will be applied to the net prices for the applicable tariff schedules that will be in effect on January 1, 2022. The Company reached its 2020 annual cap for collection from commercial customers during the third quarter of 2020. No cap exists for any potential refunds under the decoupling mechanism, thus increased demand from residential customers since the onset of the COVID-19 pandemic has resulted in larger estimated refunds under the decoupling mechanism, which have largely offset the revenue increases that have resulted from higher residential demand. Any collection from customers for the 2020 year is expected to occur over a one-year period, which would begin January 1, 2022.

At December 31, 2019, PGE had recorded a total collection of $14 million that will be collected over a one-year period, which began January 1, 2021.

Corporate Activity Tax—In 2019, the state of Oregon enacted HB 3427, which imposes a new gross receipts tax on companies with annual revenues in excess of $1 million and applies to tax years beginning on or after January 1, 2020. The tax applies to commercial activities sourced in Oregon, less a deduction for 35% of the greater of “cost inputs” or “labor costs.” The resulting amount is taxed at 0.57%.

In January 2020, at PGE’s request, the OPUC issued an order approving a tariff and related deferral and balancing account to provide for an estimated recovery of $7 million in customer prices in 2020. The Company will revisit the expected tax consequences annually and revise the annual tariff accordingly. Pursuant to the order, PGE started collections in customer prices February 1, 2020. For the year ended December 31, 2020, PGE incurred $8 million under the tax.

Non-utility Asset Retirement Obligation (ARO)—PGE’s Non-utility ARO represents the liability that has been recognized for portions of unregulated properties that are currently or previously leased to third parties and located adjacent to PGE’s T.W. Sullivan hydro generating facility. In 2020, PGE performed a decommissioning study to update its ARO liability which resulted in a $21 million increase to non-utility property AROs. Additions in non-utility AROs related to assets that are no longer in service are charged directly to Depreciation and amortization on the consolidated statements of income in the period in which the revisions are probable and reasonably estimable. As a part of this study, the Company also established an additional ARO liability of $3 million related to utility properties that was charged to Depreciation and amortization expense. PGE plans to pursue regulatory recovery for the utility portion of the ARO update, however, as of December 31, 2020, no amounts have been deferred as a regulatory asset. For further information regarding the Company’s AROs, see Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Deferral of Boardman Revenue Requirement—In October 2020, intervenors filed a deferral application with the OPUC that would require PGE to defer and refund the revenue requirement associated with Boardman currently included in customer prices as established in the Company’s last general rate case. The application states a deferral is required for customers to adequately capture the reduction in revenue requirement beginning on October 15, 2020, the date Boardman ceased operations. PGE estimates this amount could be up to $14 million for the period ended December 31, 2020. As of December 31, 2020, PGE has not recorded a regulatory liability pursuant to this deferral application as the Company believes its current prices are just and reasonable in light of PGE’s continued substantial investments in utility plant. The costs of these investments, which are not currently reflected in customer prices, more than offsets the revenue requirement for Boardman. If the OPUC authorizes the deferral, PGE would record a regulatory liability with a corresponding charge to earnings.

2021 Storm— Beginning on February 11, 2021, an historic set of storms involving heavy snow, winds, and ice impacted the United States, including PGE’s service territory. Significant damage across the State of Oregon led Oregon’s Governor to call a state of emergency on February 13, 2021. PGE’s restoration efforts in response to this historic set of storms are ongoing and the total costs of the storm cannot be reasonably estimated, although such costs could be material to its results of operations in 2021. Given the magnitude of the impacts to PGE’s transmission and distribution system, on February 15, 2021 PGE filed a deferral application with the OPUC for potential recovery of restoration costs, however, there is no assurance that such recovery would be granted by the OPUC.

Operating Activities

In combination with electricity provided by its own generation portfolio, to meet its retail load requirements and balance its energy supply with customer demand, PGE purchases and sells electricity in the wholesale market. PGE also participates in the CAISO western EIM, which allows the Company to, among other things, integrate more renewable energy into the grid by better matching the variable output of renewable resources. PGE also purchases natural gas in the United States and Canada to fuel its generation portfolio and sells excess gas back into the wholesale market.

The Company generates revenues and cash flows primarily from the sale and distribution of electricity to its retail customers. The impact of seasonal weather conditions on demand for electricity can cause the Company’s revenues, cash flows, and income from operations to fluctuate from period to period. Historically, PGE has experienced its highest MWa deliveries and retail energy sales during the winter heating season, although instances of peak deliveries have increased during the summer months, generally resulting from air conditioning demand. See “Seasonality” in the Customers and Revenues section in Item 1.—“Business.” for further information regarding seasonal fluctuations. Retail customer price changes and customer usage patterns, which can be affected by the economy, also have an effect on revenues. Wholesale power availability and price, hydro and wind generation, and fuel costs for thermal and gas plants can also affect income from operations.

Customers and Demand—The following tables present total energy deliveries and the average number of retail customers by customer type for 2020 and 2019.

Energy deliveries (MWh in thousands)	2020	2019	% Increase/ (Decrease)
Retail:
Residential	7,756	7,471	3.8%

Commercial (PGE sales only)	6,222	6,653	(6.5)
Direct Access	633	665	(4.8)
Total Commercial	6,855	7,318	(6.3)

Industrial (PGE sales only)	3,446	3,181	8.3
Direct Access	1,486	1,490	(0.3)
Total Industrial	4,932	4,671	5.6

Total (PGE sales only)	17,424	17,305	0.7
Total Direct Access	2,119	2,155	(1.7)
Total retail energy deliveries	19,543	19,460	0.4%
Wholesale energy deliveries	5,794	4,669	24.1
Total energy deliveries	25,337	24,129	5.0%

Average number of retail customers	2020		2019		% Increase
Residential	791,119	88%	779,673	88%	1.5%
Commercial	110,290	12	109,521	12	0.7
Industrial	194	—	193	—	0.5
Direct access	634	—	632	—	0.3
Total	902,237	100%	890,019	100%	1.4%

In 2020, retail energy deliveries increased 0.4% from 2019. While results for the first quarter largely reflected conditions prior to the COVID-19 pandemic, the remainder of the year was influenced by customer behavioral response to the pandemic.

On March 23, 2020, the Governor of Oregon issued an order directing residents to stay at home except for essential activity and mandating closure of businesses for which close personal contact would be difficult or impossible to avoid. The Company saw a shift in retail demand in response, beginning with the second quarter of 2020. In particular, residential loads increased as a larger percentage of the population spent more time at home, whether working from home, providing child-care due to school closures, or lacking employment as commercial activity slowed. Conversely, commercial energy deliveries declined as many businesses were disrupted in an attempt to maintain social distancing or have closed as a result of the lack of business as residents followed directives from state and federal authorities. Although the industrial class as a whole experienced an increase in energy deliveries for 2020, this was due primarily to continued growth in the high-tech and digital services sectors, which saw lesser impacts from noted closures than other sectors.

Residential energy deliveries, which are most sensitive to fluctuations in temperatures, were 3.8% higher in 2020 than 2019, due to a 2.3% increase in average usage per customer and a 1.5% increase in the average number of customers. Residential deliveries, down 6% in the first quarter driven by mild temperatures, were up 9% in the second quarter of 2020 due largely to the impact of the COVID-19 pandemic and have remained strong through the balance of the year.

Commercial energy deliveries declined 6.3% overall with widespread decreases across PGE’s customer base led by several sectors most impacted by COVID-19 related closures and economic conditions, including: government and education; offices, finance, insurance, and real estate; and restaurants and lodging.

The 5.6% increase during 2020 in industrial energy deliveries is due to continued strength in the high-tech manufacturing sector as well as a full-year of demand from a large paper facility that reopened during 2019, after having closed in late 2017.

In 2020, the Company’s service territory experienced warmer temperatures during the heating season than in 2019, indicating lower demand for heating, the effect of which was partially offset by having slightly warmer temperatures during the summer cooling season and increased demand for cooling.

Total heating degree-days, an indication of electricity use for heating, in 2020 were 7% below the 15-year average and down 8% from total heating degree-days in 2019. Total cooling degree-days, a similar indication of the extent to which customers are likely to have used electricity for cooling, in 2020, exceeded the 15-year average by 12% and were 6% above the 2019 total. The following table presents the number of heating and cooling degree-days in 2020 and 2019, along with the current 15-year averages, reflecting that weather had a considerable influence on comparative energy deliveries:

	Heating Degree-Days			Cooling Degree-Days
	2020	2019	15-Year Average	2020	2019	15-Year Average
1st quarter	1,761	1,992	1,848	—	—	—
2nd quarter	554	467	636	99	102	89
3rd quarter	47	83	78	492	462	447
4th quarter	1,474	1,623	1,583	9	—	2
Total	3,836	4,165	4,145	600	564	538
Increase (decrease) from the 15-year average	(7)%	—%		12%	5%

On a weather-adjusted basis, total retail deliveries increased 1.5% from 2019. The increase was driven by 6.3% growth in residential deliveries and 5.6% growth in industrial energy deliveries, which were somewhat offset by a decrease in commercial energy deliveries of 6.0%. Retail energy deliveries for 2021 will continue to be impacted by COVID-19 related behavioral changes. PGE projects that retail energy deliveries for 2021 will be approximately

1.0% - 1.5% above 2020 weather-adjusted levels, reflecting strength in industrial deliveries, and impacts associated with COVID-19 early in the year, and unwinding of such impacts later in the year.

ESSs supplied Direct Access customers with energy representing 11% of the Company’s total retail energy deliveries during 2020 and 2019. The maximum retail load allowed to be supplied under the fixed three-year and minimum five-year opt-out programs represent 13% of the Company’s total retail energy deliveries for 2020, and 2019. With the adoption of the New Large Load Direct Access program in 2020, as much as 19% of the Company’s energy deliveries could have been supplied by ESSs.

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

The following table provides information regarding the performance of the Company’s generation portfolio.

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total retail load
	2020	2019	2020	2019	2020	2019

Thermal:
Natural gas	92%	92%	74%	86%	43%	45%
Coal (3)	99	87	83	104	17	24
Wind	94	96	117	90	11	9
Hydro	86	93	71	81	7	8

(1)Plant availability represents the percentage of the year plants were available for operations, which is impacted by planned maintenance and forced, or unplanned, outages.
(2)Projected levels of energy are included as part of PGE’s AUT. Such projections establish the power cost component of retail prices for the following calendar year. Any shortfall is generally replaced with power from higher cost sources, while any excess generally displaces power from higher cost sources.
(3)Plant availability excludes Colstrip, which PGE does not operate. Colstrip availability was 74% in 2020, compared with 85% in 2019. Boardman ceased coal-fired generation on October 15, 2020.

Energy received from PGE-owned and jointly-owned thermal plants decreased 12% in 2020 compared to 2019, primarily as a result of a 27% reduction in generation from coal-fired generation, which produced only 13% of the Company’s total system load in 2020. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, increased 12% in 2020 compared to 2019. While energy received from mid-Columbia hydroelectric projects increased 46% in 2020, the energy generated by the Company-owned facilities decreased 14%. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 80 years of historical stream flow data. See “Purchased power and fuel” in the Results of Operations section in this Item 7, for further detail on regional hydro results.

Energy received from PGE-owned wind resources and under contracts increased 28% in 2020 compared to 2019, due to more favorable wind conditions in 2020 and the addition of Wheatridge during the fourth quarter 2020. Energy expected to be received from Biglow Canyon and Tucannon River is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available. As a result of the generation increase, a larger amount of PTCs were produced in 2020 than in 2019 and exceeded what was contemplated in the Company’s prices.

For Wheatridge, wind generation studies were used to develop NVPC cost forecasts, which were included in the RAC filing for the facility, and included in customer prices when the facility went into service. The RAC tariff included NVPC in 2020 along with all other aspects of the revenue requirement. Beginning January 1, 2021, the NVPCs were included in the Company’s AUT, although the other aspects of the RAC tariff will remain in effect until they are included in customer prices as a result of a future general rate case.

Under the PCAM, PGE may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the Company’s PCAM as calculated for regulatory purposes for 2020, and 2019:

•For 2020, actual NVPC, excluding certain trading losses totaling $127 million, was below baseline NVPC by $13 million, which was within the established deadband range, so no estimated refund to customers was recorded as of December 31, 2020. A final determination regarding the 2020 PCAM results will be made by the OPUC through a public filing and review in 2021. If actual NVPC for 2020 included the certain trading losses, it would have been $114 million above the baseline. See “Energy Trading” in the Overview section of this Item 7. for further information regarding certain trading losses.

•For 2019, actual NVPC was above baseline NVPC by $5 million, which was within the established deadband range. Accordingly, no estimated refund to customers was recorded as of December 31, 2019. A final determination regarding the 2019 PCAM results was made by the OPUC through a public filing and review in 2020, which confirmed no refund to customers pursuant to the PCAM for 2019.

The AUT filing, which serves to reset the baseline NVPC for PCAM purposes, indicated that a $27 million increase was expected in 2020 over 2019. The 2021 AUT anticipates a $79 million increase in NVPCs that will be recovered in customer prices beginning January 1, 2021.

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

The results of operations are as follows for the years presented (dollars in millions):

	Years Ended December 31,		% Increase (Decrease)
	2020	2019
	Amount	Amount
Total revenues (1)	$2,145	$2,123	1%
Purchased power and fuel (1)	708	614	15
Gross margin	1,437	1,509	(5)
Other operating expenses:
Generation, transmission and distribution	293	323	(9)
Administrative and other	283	290	(2)
Depreciation and amortization	454	409	11
Taxes other than income taxes	138	134	3
Total other operating expenses	1,168	1,156	1
Income from operations	269	353	(24)
Interest expense, net (2)	136	128	6
Other income:
Allowance for equity funds used during construction	16	10	60
Miscellaneous income, net	6	6	—
Other income, net	22	16	38
Income before income taxes	155	241	(36)
Income tax (benefit) expense	—	27	(100)
Net income	$155	$214	(28)%

(1) Gross margin agrees to Total revenues less Purchased power and fuel as reported on PGE’s Consolidated Statements of Income.
(2) Includes an allowance for borrowed funds used during construction of $8 million in 2020 and $5 million in 2019.

2020 Compared to 2019

Net income - The following items contributed to the change in Net income for the year ended December 31, 2020 compared to the year ended December 31, 2019 (dollars in millions):

Year ended December 31, 2019	$214
Purchased power and fuel expense related to certain trading losses*	(127)
Purchased power and fuel expense, excluding certain trading losses*	43
Other operating revenues primarily from the resale of excess natural gas used for fuel in 2019 that did not recur in 2020	(17)
Average retail price predominately due to increase under the AUT for NVPC	37
Retail deliveries, net of decoupling deferral	(11)
Wholesale revenues driven by lower average sale prices	(8)
Late fee revenue due largely to COVID-19 related curtailments	(6)
Generation, transmission and distribution expenses driven by lower plant maintenance	30
Administrative and general expenses due largely to lower wages and benefits	9
Non-utility ARO due to revised estimates	(21)
Depreciation and amortization resulting largely from capital additions	(11)
Income taxes resulting primarily from lower pre-tax income	27
Other	(4)
Year ended December 31, 2020	155
Change in Net income	$(59)
*See “Energy Trading” in the Overview section of this Item 7.—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding certain trading losses.

Total revenues consist of the following for the years presented (in millions):

	2020	2019	% Increase (Decrease)
Retail: (1)
Residential	$1,030	$981	5%
Commercial	616	636	(3)
Industrial	218	196	11
Direct Access	46	44	5
Subtotal	1,910	1,857	3
Alternative revenue programs, net of amortization	(6)	2	(400)
Other accrued revenues, net (2)	28	22	27
Total retail revenues	1,932	1,881	3
Wholesale revenues	162	170	(5)
Other operating revenues	51	72	(29)
Total revenues	$2,145	$2,123	1%

(1)	Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those customers that purchase their energy from ESSs. Commercial revenues from ESS customers were $18 million for 2020 and 2019. Industrial revenues from ESS customers were $28 million and $26 million for 2020 and 2019, respectively.
(2)
Amounts for the years ended December 31, 2020 and 2019 are primarily comprised of $24 million and $23 million of amortization, respectively, including interest, related to the net tax benefits due to the change in corporate tax rate under the TCJA.

Total retail revenues—The following items contributed to the increase in Total retail revenues for the year ended December 31, 2020 compared to the year ended December 31, 2019 (dollars in millions):

Year ended December 31, 2019	$1,881
Retail energy deliveries driven by higher industrial demand, the impact of COVID-19 resulting in higher residential demand, and the negative effects of weather	8
Average price of energy deliveries due primarily to the AUT and the variation in usage among customer classes resulting from COVID-19	27
Combination of various supplemental tariffs and adjustments, the largest of which were $11 million that pertains to the demand response pilot programs, $8 million related to Boardman decommissioning, and $7 million for the Oregon Commercial Activities Tax	24
Alternative revenue programs related to the decoupling mechanism deferrals due to increased residential use per customer resulting from COVID-19	(19)
Amortization of prior year decoupling deferrals into customer prices	11
Year ended December 31, 2020	1,932
Change in Total retail revenues	$51

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

In 2020, an $8 million, or 5%, decrease from 2019 in wholesale revenues resulted from a $49 million decrease from a 23% decrease in average prices received when the Company sold power into the wholesale market, partially offset by a $41 million increase related to a 24% increase in wholesale sales volume.
Other operating revenues decreased $21 million, or 29%, in 2020 from 2019, primarily as a result of a $17 million decrease predominately resulting from market conditions that provided less revenue from the resale of natural gas back into the wholesale market in excess of amounts needed for the Company’s generation portfolio. Natural gas prices were considerably higher in the first quarter of 2019 as a result of a supply pipeline disruption in the region. Milder than average winter temperatures in North America in 2020 resulted in an oversupply of natural gas and lower prices. In addition, a $6 million decrease occurred due to the curtailment of late fees as a result of the COVID-19 pandemic.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the increase in Purchased power and fuel for the year ended December 31, 2020 compared to the year ended December 31, 2019 (dollars in millions, except for average variable power cost per MWh):

Year ended December 31, 2019	$614
Average variable power cost per MWh	62
Total system load	32
Year ended December 31, 2020	$708
Change in Purchased power and fuel	$94

Average variable power cost per MWh:
Year ended December 31, 2019	$26.62
Year ended December 31, 2020	$29.14

Total system load (MWh in thousands):
Year ended December 31, 2019	23,085
Year ended December 31, 2020	24,286

For the year ended December 31, 2020, the $62 million increase related to the change in average variable power cost per MWh, was primarily driven by an 8% increase in the average cost for purchased power, partially offset by a 14% decrease on the average cost for the Company’s own generation. The increase in the cost of purchased power was driven by realized losses of $127 million related to a portion of energy trading positions in PGE’s energy portfolio. See “Energy Trading” in the Overview section of this Item 7., for more details. The $32 million increase related to total system load was primarily due to a 35% increase in purchased power, driven by economic dispatch decisions based on lower gas prices and surplus hydro in the region.

PGE’s sources of energy, total system load, and retail load requirement for the years presented are as follows:

	Years Ended December 31,
	2020		2019
Sources of energy (MWh in thousands):
Generation:
Thermal:
Natural gas	8,029	33%	8,342	36%
Coal	3,232	13	4,416	19
Total thermal	11,261	46	12,758	55
Hydro	1,204	5	1,407	6
Wind	2,111	9	1,706	8
Total generation	14,576	60	15,871	69
Purchased power:
Term contracts	7,741	32	5,882	25
Hydro	1,535	6	1,048	5
Wind	434	2	284	1
Total purchased power	9,710	40	7,214	31
Total system load	24,286	100%	23,085	100%
Less: wholesale sales	(5,794)		(4,669)
Retail load requirement	18,492		18,416

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

Actual NVPC, which consists of Purchased power and fuel expense net of Wholesale revenues, increased $102 million in 2020 compared with 2019. The increase attributable to changes in Purchased power and fuel expense was the result of a 9% increase in the average variable power cost per MWh and a 5% increase in total system load. In addition, wholesale energy deliveries decreased $8 million from the net of 23% lower average price per MWh sold, partially offset by a 24% increase in the volume of wholesale energy deliveries.

The following items contributed to the increase in Actual NVPC for the year ended December 31, 2020 compared to the year ended December 31, 2019 (in millions):

Year ended December 31, 2019	$444
Purchased power and fuel expense	94
Wholesale revenues	8
Year ended December 31, 2020	546
Change in NVPC	$102

For further information regarding NVPC in relation to the PCAM, see “Power Operations” in the Overview section of this Item 7.

Generation, transmission, and distribution

The following items contributed to the $30 million or 9% decrease in Generation, transmission and distribution for the year ended December 31, 2020 compared to the year ended December 31, 2019 (in millions):

Year ended December 31, 2019	$323
Decrease primarily due to lower maintenance expense as the result of reduced run hours and lower long-term service agreement costs at some of the Company’s generation facilities	(20)
Lower utilization of contract labor and higher capitalization rates	(8)
Miscellaneous expenses	(2)
Year ended December 31, 2020	293
Change in Generation, transmission and distribution	$(30)

For the year ended December 31, 2020, PGE deferred $15 million of incremental costs related to wildfires in PGE’s service territory. See “Wildfires” within “Perform as a business” under “Company Strategy” in the Overview section of this Item 7., for more information.

Administrative and other

The following items contributed to the $7 million or 2% decrease in Administrative and other for the year ended December 31, 2020 compared to the year ended December 31, 2019 (in millions):

Year ended December 31, 2019	$290
Wage and benefits expenses	(12)
Bad debt expense	5
Year ended December 31, 2020	283
Change in Administrative and other	$(7)

As of December 31, 2020, PGE has deferred $8 million of bad debt related to incremental expense incurred related to COVID-19 as part of the OPUC’s Energy Term Sheet. See the “Overview” section of this Item 7., for more information.

Depreciation and amortization

The following items contributed to the $45 million or 11%, increase in Depreciation and amortization for the year ended December 31, 2020 compared to year ended December 31, 2019 (in millions):

Year ended December 31, 2019	$409
ARO revisions	24
Activity related to regulatory programs (offset in revenues)	13
Capital additions	8
Year ended December 31, 2020	454
Change in Depreciation and amortization	$45

See “Non-utility Asset Retirement Obligation Overview” within “Perform as a business” under “Company Strategy” in the Overview section of this Item 7., for more information regarding revisions made to non-utility AROs.

Taxes other than income taxes expense increased $4 million, or 3%, in 2020 compared with 2019, primarily due to higher Oregon property taxes.

Interest expense increased $8 million, or 6%, in 2020 compared with 2019 due to higher average balances of outstanding debt as well as increased interest on finance leases.

Other income, net increased $6 million, or 38%, in 2020 compared to 2019, with the difference due to higher AFDC equity driven by higher construction work-in-progress balances in 2020.

Income tax expense decreased $27 million, or 100%, in 2020 compared to 2019 primarily due to lower pre-tax income in 2020, partially offset by higher expense from the Oregon Corporate Activity tax which took effect on January 1, 2020.

2019 Compared to 2018

For a comparison of the Company’s results of operations for the fiscal year ended December 31, 2019 to the year ended December 31, 2018, see Item 7.—” Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020.

Liquidity and Capital Resources

Discussions, forward-looking statements, and projections in this section, and similar statements in other parts of this Annual Report on Form 10-K, are subject to PGE’s assumptions regarding the availability and cost of capital. See “Capital and credit market conditions could adversely affect the Company’s access to capital, cost of capital, and ability to execute its strategic plan as currently envisioned.” in Item 1A.—“Risk Factors,” for further information.

Capital Requirements

The following table presents actual capital expenditures and debt maturities for 2020 and projected capital expenditures and future debt maturities for 2021 through 2025 (in millions, excluding AFDC):

	Years Ending December 31,
	2020	2021	2022	2023	2024	2025
Ongoing capital expenditures*	$568	$555	$550	$550	$550	$550
Integrated Operations Center	77	100	—	—	—	—
Wheatridge Renewable Energy Facility	129	—	—	—	—	—
Total capital expenditures	$774	$655	$550	$550	$550	$550

Long-term debt maturities	$—	$160	$—	$—	$80	$—

* Consists primarily of upgrades to, and replacement of, generation, transmission, and distribution infrastructure, as well as new customer connects. Includes preliminary engineering and removal costs.

During 2020, PGE funded its capital expenditures through a combination of cash from operations in the amount of $567 million, net proceeds from the issuance of PCRBs and FMBs in the total amount of $451 million, and net short-term debt issuances in the amount of $150 million. Capital expenditures in 2021 are expected to be $655 million. PGE plans to fund the 2021 capital expenditures and long-term debt maturities with cash from operations during 2021, which is expected to range from $600 million to $650 million, the issuance of debt securities of up to $300 million, and the issuance of commercial paper, as needed. The actual timing and amount of any other issuances of debt or commercial paper will be dependent upon the timing and amount of capital expenditures. For a discussion concerning PGE’s ability to fund its future capital requirements, see “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 7.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Years Ended December 31,
	2020	2019
Cash and cash equivalents, beginning of year	$30	$119
Net cash provided by (used in):
Operating activities	567	546
Investing activities	(787)	(604)
Financing activities	447	(31)
Net change in cash and cash equivalents	227	(89)
Cash and cash equivalents, end of year	$257	$30

2020 Compared to 2019

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The $21 million increase in cash flows from operating activities in 2020 compared to 2019 is due to:

•$59 million reduction in Net income in 2020;
•$63 million increase related to additional contributions to the pension and other postretirement benefit plans in 2019 that did not recur in 2020;
•$45 million increase in Depreciation and amortization primarily due to higher average plant balances and revision to non-utility AROs in 2020. See the Overview section of this Item 7., for more information regarding revisions made to non-utility AROs;
•$42 million increase for Accounts payable and other accrued liabilities primarily due to the timing of payments to vendors;
•$29 million increase in Other working capital, net primarily due to the use of materials and supplies and fuel inventory in the course of business; partially offset by
•$54 million decrease as a result of changes in Accounts receivable and Unbilled revenue;
•$29 million decrease related to Deferred income taxes;
•$9 million decrease related to cash settlements for ARO liabilities; and
•$7 million decrease related to other miscellaneous items.

For additional information regarding changes in Net income, see the Results of Operations section in this Item 7.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. The Company estimates that such charges in 2021 will range from $410 million to $430 million. Combined with all other sources, cash provided by operations in 2021 is estimated to range from $600 million to $650 million.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities. The $183 million increase in net cash used in investing activities in 2020 compared with 2019 is primarily due to the construction of Wheatridge and the IOC.

The Company plans for $655 million of capital expenditures in 2021 related to upgrades to and replacement of generation, transmission, and distribution infrastructure. PGE plans to fund the 2021 capital expenditures with cash from operations during 2021, as discussed above, as well as with the issuance of short- and long-term debt securities. For additional information, see “Capital Requirements” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 7.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During 2020, cash provided by financing activities consisted primarily of the issuance of $430 million of FMBs and $119 million of PCRBs, less the remarketing of $98 million of PCRBs. In addition, the Company issued a $150 million short-term loan and paid dividends in the amount of $140 million.

2019 Compared to 2018

For a comparison of liquidity and capital resources and the Company’s cash flow activities for the fiscal year ended December 31, 2019 and 2018, see Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 14, 2020.

Credit Ratings and Debt Covenants

PGE’s secured and unsecured debt is rated investment grade by Moody’s and S&P, with current credit ratings and outlook as follows:

	Moody’s	S&P
First Mortgage Bonds	A1	A
Senior unsecured debt	A3	BBB+
Commercial paper	P-2	A-2
Outlook	Stable	Stable

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

As of December 31, 2020, PGE had posted $20 million of collateral with these counterparties, consisting of $8 million in cash and $12 million in bank letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of December 31, 2020, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $32 million and decreases to zero by December 31, 2021. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $122 million and decreases to $79 million by December 31, 2021 and $72 million by December 31, 2022.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The Indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of

Mortgage and Deed of Trust securing the bonds. PGE estimates that on December 31, 2020, under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust, the Company could have issued up to $695 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s credit facilities contain customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt to total capital ratio). As of December 31, 2020, the Company’s debt to total capital ratio, as calculated under the credit agreements, was 56.4%.

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

Short-term Debt—Pursuant to an order issued by the FERC on January 16, 2020, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2022. The following table shows available liquidity as of December 31, 2020 (in millions):

	December 31, 2020
	Capacity	Outstanding	Available
Revolving credit facility (1)	$500	$—	$500
Letters of credit (2)	220	60	160
Total credit	$720	$60	$660
Cash and cash equivalents			257
Total liquidity			$917
(1)Scheduled to expire November 2023.
(2)PGE has four letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

As of December 31, 2020, PGE had a $500 million revolving credit facility scheduled to expire in November 2023. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and for general corporate purposes. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. The Company has elected to limit its borrowings under the revolving credit facility to cover any potential need to repay commercial paper that may be outstanding at the time. As of December 31, 2020, PGE had no commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt in the consolidated balance sheets.

Under the revolving credit facility, as of December 31, 2020, PGE had no borrowings or commercial paper outstanding, and no letters of credit issued. As a result, as of December 31, 2020, the aggregate unused available credit capacity under the revolving credit facility was $500 million.

In addition, PGE has four letter of credit facilities under which the Company has total capacity of $220 million. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $60 million were outstanding as of December 31, 2020.

On April 9, 2020, PGE obtained a 364-day term loan from lenders in the aggregate principal of $150 million. The term loan bears interest for the relevant interest period at LIBOR plus 1.25%. The interest rate is subject to adjustment pursuant to the terms of the loan. The credit agreement is classified as Short-term debt on the Company’s consolidated balance sheets and expires on April 8, 2021, with any outstanding balance due and payable on such date.

Long-term Debt—During 2020, PGE issued a total of $430 million of FMBs.

On April 27, 2020, PGE issued $200 million of 3.15% Series FMBs due in 2030.

On December 10, 2020, the Company issued to certain institutional buyers in the private placement market $230 million aggregate principal amount of the Company's FMBs that consisted of:

•a series, due in 2027, in the amount of $160 million that will bear interest from its issuance date at an annual rate of 1.84%; and

•a series, due in 2032, in the amount of $70 million that will bear interest from its issuance date at an annual rate of 2.32%.

Pollution Control Revenue Bonds—On March 11, 2020, PGE completed the remarketing of an aggregate principal amount of $119 million of Pollution Control Revenue Refunding Bonds (PCRBs), which consist of $98 million aggregate principal of PCRBs that bear an interest rate of 2.125%, and $21 million aggregate principal of PCRBs that bear an interest rate of 2.375%, both due in 2033. At the time of remarketing, the Company chose a new interest rate period that was fixed term. The new interest rate was based on market conditions at the time of remarketing. The PCRBs are backed by the Company’s Indenture of Mortgage by way of FMBs. Interest is payable semi-annually on the PCRBs.

As of December 31, 2020, total long-term debt outstanding, net of $13 million of unamortized debt expense, was $3,046 million, of which $160 million is scheduled to mature in 2021.

Capital Structure—PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade debt ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 45.0% and 49.9% as of December 31, 2020 and 2019, respectively.

Contractual Obligations and Commercial Commitments

The following table presents PGE’s contractual obligations as of December 31, 2020 (in millions):

	2021	2022	2023	2024	2025	There- after	Total
Long-term debt	$160	$—	$—	$80	$—	$2,819	$3,059
Interest on long-term debt (1)	126	124	124	124	121	1,806	2,425
Capital and other purchase commitments	237	33	20	1	1	55	347
Purchased power and fuel:
Electricity purchases	250	257	284	278	249	2,886	4,204
Capacity contracts	9	9	9	9	9	—	45
Public Utility Districts	21	19	18	17	17	39	131
Natural gas	57	42	37	43	43	578	800
Coal and transportation	27	27	27	27	27	—	135
Pension Plan Contributions (2)	—	—	16	23	23	—	62
Finance and operating lease obligations	24	24	22	21	14	267	372
Total	$911	$535	$557	$623	$504	$8,450	$11,580

`
(1) Future interest on long-term debt is calculated based on the assumption that all debt remains outstanding until maturity. For debt instruments with variable rates, interest is calculated for all future periods using the rates in effect as of December 31, 2020.
(2) Contributions beyond 2025 are not estimated due to significant uncertainty in financial market and demographic outcomes.

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

Under an agreement for output of Douglas County PUD’s Wells Hydroelectric Project, PGE receives a share of the production in return for a fixed payment. If any other purchaser of output were to default, PGE would receive a pro-rata portion of the defaulting purchaser’s share of the project output and associated costs, with no limitation, regardless of the reason for the default. The share of the project output is expected to decline over time as the public utility district load grows and output is needed to serve that growth.

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

Off-Balance Sheet Arrangements

Other than the items listed below, PGE has no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources:

•PGE has four letter of credit facilities that provide capacity up to a total of $220 million. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, $60 million has been issued as of December 31, 2020; and
•As a co-owner of Colstrip, PGE has provided surety bonds of $30 million as of December 31, 2020 on behalf of the operator to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Station, Colstrip Montana (the AOC) as required by the Montana Department of Environmental Quality. It is possible that each co-owner of Colstrip will be required, at some future point, to post additional financial assurance to support further performance by the operator of closure and remediation actions under the AOC.

Critical Accounting Policies and Estimates

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

Asset Retirement Obligations

PGE recognizes AROs for legal obligations related to dismantlement and restoration costs associated with the future retirement of tangible long-lived assets. Upon initial recognition of AROs that are measurable, the probability-weighted future cash flows for the associated retirement costs, discounted using a credit-adjusted risk-free rate, are recognized as both a liability and as an increase in the capitalized carrying amount of the related long-lived assets. Due to the long lead time involved, a market-risk premium cannot be determined for inclusion in future cash flows. In estimating the liability, management must utilize significant judgment and assumptions in determining whether a legal obligation exists to remove assets. Other estimates may be related to lease provisions, ownership agreements, licensing issues, cost estimates, inflation, and certain legal requirements. Estimates for ARO liabilities are generally based on site-specific studies and are periodically subject to updates and changes that may arise over time.

Capitalized asset retirement costs related to electric utility plant are depreciated over the estimated life of the related asset and included in Depreciation and amortization expense in the consolidated statements of income. For revisions to ARO liabilities in which the related asset is no longer in service, the corresponding offset is recorded as a Regulatory asset on the consolidated balance sheets, except for those AROs related to non-utility assets which is charged to Depreciation and amortization on the consolidated statements of income. Accretion of the ARO liability is classified as Depreciation and amortization expense in the consolidated statements of income. Accumulated asset retirement removal costs that do not qualify as AROs have been reclassified from accumulated depreciation to regulatory liabilities in the consolidated balance sheets.

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

Energy Risk Management

During 2020, PGE had a Risk Management Committee (RMC), whose responsibilities included providing oversight of the adequacy and effectiveness of corporate policies, guidelines, and procedures for market and credit risk management related to the Company’s energy portfolio management activities. The RMC consisted of officers and Company representatives with responsibility for risk management, finance and accounting, information technology, utility operations, legal, and rates and regulatory affairs. The RMC reviewed and approved adoption of policies and procedures, and monitored compliance with policies, procedures, and limits on a regular basis through reports and meetings. The RMC also reviewed and recommended risk limits that were subject to approval by PGE’s Board of Directors.

In response to the energy trading losses realized in the third quarter of 2020 (for more information see “Energy Trading” in the Overview section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”) the Company began taking actions to enhance oversight of energy trading and associated risk management reporting, policies, and practices. As a result, effective February 1, 2021, the RMC has been subsumed by the Executive Risk Committee (ERC) whose primary purpose is to oversee, guide, and support the prudent management of the Company’s risks. In addition to assuming the responsibilities previously held by the RMC, the ERC’s responsibilities have been enhanced to include improved risk reporting to ensure greater visibility into portfolio risk and manage alignment with the Company’s Board-approved risk strategy and tolerances.

Commodity Price Risk

PGE is exposed to commodity price risk as its primary business is to provide electricity to its retail customers. The Company engages in price risk management activities to manage exposure to volatility in net power costs for its retail customers. The Company uses power purchase and sale contracts to supplement its own generation and to respond to fluctuations in the demand for electricity and variability in generating plant operations. The Company also enters into contracts for the purchase and sale of fuel for the Company’s natural gas- and coal-fired generating plants. These contracts for the purchase of power and fuel expose the Company to market risk. The Company uses instruments such as: i) forward contracts, which may involve physical delivery of an energy commodity; ii) financial swap and futures agreements, which may require payments to, or receipt of payments from, counterparties based on the differential between a fixed and variable price for the commodity; and iii) option contracts to mitigate risk that arises from market fluctuations of commodity prices. The Company does not intend to engage in trading activities for non-retail purposes.

A portion of PGE’s energy portfolio subject to commodity price risk experienced significant losses during the third quarter of 2020. In August 2020, wholesale electricity prices increased substantially at various market hubs due to extreme weather conditions, constraints to regional transmission facilities, and changes in power supply in the West. As a result of the convergence of these conditions, the Company’s energy portfolio experienced realized losses of $127 million in the third quarter of 2020. PGE no longer has net market exposure related to these positions and will not pursue regulatory recovery of the related losses. For additional information see “Energy Trading” in the Overview section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Assuming no changes in market prices and interest rates, the following table presents the years in which the net unrealized (gains)/losses recorded as of December 31, 2020 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Commodity contracts:
Electricity	$9	$4	$8	$8	$9	$100	$138
Natural gas	(27)	(5)	—	—	—	—	(32)
Net unrealized (gain)/loss	$(18)	$(1)	$8	$8	$9	$100	$106

PGE reports energy commodity derivative fair values as a net asset or liability, which combines purchases and sales expected to settle in the years noted above. Energy commodity fair values exposed to commodity price risk are primarily related to purchase contracts, which are slightly offset by sales.

PGE’s energy portfolio activities are subject to regulation, with related costs included in retail prices approved by the OPUC. The timing differences between the recognition of gains and losses on certain derivative instruments and their realization and subsequent recovery in prices are deferred as regulatory assets and regulatory liabilities to reflect the effects of regulation, significantly mitigating commodity price risk for the Company. As contracts are settled, these deferrals reverse and are recognized as Purchased power and fuel in the statements of income and expected to be included in the PCAM. PGE remains subject to cash flow risk in the form of collateral requirements based on the value of open positions and regulatory risk if recovery is disallowed by the OPUC. PGE attempts to mitigate both types of risks through prudent energy procurement practices.

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

As of December 31, 2020, a 10% change in the value of the Canadian dollar would result in an immaterial change in exposure for transactions that will settle over the next twelve months.

Interest Rate Risk

To meet short-term cash requirements, PGE has the ability to issue commercial paper for terms of up to 270 days and has a revolving credit facility that permits same day borrowings. Although any borrowings under the commercial paper program or the revolving credit facility carry a fixed rate during their respective terms, the short-term nature of such borrowings subjects the Company to fluctuations in interest rates that result from changes in market conditions. As of December 31, 2020, PGE had no borrowings outstanding under its revolving credit facility and no commercial paper outstanding.

PGE currently has no financial instruments to mitigate risk related to changes in short-term interest rates, including those on commercial paper; however, it may consider such instruments in the future as considered necessary.

As of December 31, 2020, the total fair value and carrying amounts, excluding unamortized debt expense, by maturity date of PGE’s long-term debt are as follows (in millions):

	Total Fair Value	Carrying Amounts by Maturity Date
		Total	2021	2022	2023	2024	There- after
First Mortgage Bonds	$3,683	$2,940	$160	$—	$—	$80	$2,700
Pollution Control Revenue Bonds	125	119	—	—	—	—	119
Total	$3,808	$3,059	$160	$—	$—	$80	$2,819

As of December 31, 2020, PGE had no long-term debt instruments subject to interest rate risk exposures.

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

As of December 31, 2020, PGE’s credit risk exposure is $48 million for commodity activities, of which $46 million is with externally-rated investment grade counterparties. The underlying transactions that make up the exposure will mature from 2021 to 2024. The exposure is included in accounts receivable and price risk management assets, offset by related accounts payable and price risk management liabilities.

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

The following financial statements and report are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Portland General Electric Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Portland General Electric Company and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Regulatory Accounting - Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by the Public Utility Commission of Oregon (the OPUC), which has jurisdiction with respect to the rates for retail electricity in the state of Oregon. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as electric utility plant; regulatory assets and liabilities; operating revenues; operation and maintenance expense; income taxes; and depreciation expense.
The Company’s rates for retail customers are determined and approved in regulatory proceedings based on an analysis of the Company’s cost of providing service to retail customers. The OPUC has the authority to disallow the recovery of any costs that it considers imprudently incurred. Although the OPUC is required to establish customer prices that are fair, just and reasonable, it has significant discretion in the interpretation of this standard.
We identified the impact of rate regulation as a critical audit matter due to its pervasive impact on the Company’s financial statements and the significant judgments made by management to support its assertions about impacted account balances and disclosures. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the OPUC, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the OPUC included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a refund or future reduction in rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the OPUC for the Company, regulatory statutes, and other publicly available information to assess the likelihood of recovery in future rates or of a refund or future reduction in rates.
•For selected regulatory assets and liabilities, we evaluated whether management had determined such amounts in accordance with the regulatory orders.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 18, 2021

We have served as the Company’s auditor since 2004.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Revenues, net	$2,151	$2,121	$1,988
Alternative revenue programs, net of amortization	(6)	2	3
Total Revenues	2,145	2,123	1,991
Operating expenses:
Purchased power and fuel	708	614	571
Generation, transmission and distribution	293	323	292
Administrative and other	283	290	271
Depreciation and amortization	454	409	382
Taxes other than income taxes	138	134	129
Total operating expenses	1,876	1,770	1,645
Income from operations	269	353	346
Interest expense, net	136	128	124
Other income:
Allowance for equity funds used during construction	16	10	11
Miscellaneous income (expense), net	6	6	(4)
Other income, net	22	16	7
Income before income taxes	155	241	229
Income tax expense	—	27	17
Net income	$155	$214	$212

Weighted-average shares outstanding (in thousands):
Basic	89,485	89,353	89,215
Diluted	89,645	89,559	89,347

Earnings per share:
Basic	$1.73	$2.39	$2.38
Diluted	$1.72	$2.39	$2.37

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2020	2019	2018
Net income	$155	$214	$212
Other comprehensive income (loss)—Change in compensation retirement benefits liability and amortization, net of taxes of $1 million in 2020 and immaterial amounts in 2019 and 2018	(1)	(1)	1
Comprehensive income	$154	$213	$213

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$257	$30
Accounts receivable, net	271	253
Inventories, at average cost:
Materials and supplies	49	56
Fuel	23	40
Regulatory assets—current	23	17
Other current assets	98	104
Total current assets	721	500
Electric utility plant:
In service	10,974	10,928
Accumulated depreciation and amortization	(3,864)	(4,095)
In service, net	7,110	6,833
Construction work-in-progress	429	328
Electric utility plant, net	7,539	7,161
Regulatory assets—noncurrent	569	483
Nuclear decommissioning trust	45	46
Non-qualified benefit plan trust	42	38
Other noncurrent assets	153	166
Total assets	$9,069	$8,394

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(In millions, except share amounts)

	As of December 31,
	2020	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153	$165
Liabilities from price risk management activities—current	14	23
Short-term debt	150	—
Current portion of long-term debt	160	—
Current portion of finance lease obligations	16	16
Accrued expenses and other current liabilities	322	315
Total current liabilities	815	519
Long-term debt, net of current portion	2,886	2,597
Regulatory liabilities—noncurrent	1,369	1,377
Deferred income taxes	374	378
Unfunded status of pension and postretirement plans	299	247
Liabilities from price risk management activities—noncurrent	136	108
Asset retirement obligations	270	263
Non-qualified benefit plan liabilities	101	103
Finance lease obligations, net of current portion	129	135
Other noncurrent liabilities	77	76
Total liabilities	6,456	5,803
Commitments and contingencies (see notes)
Shareholders’ equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 160,000,000 shares authorized; 89,537,331 and 89,387,124 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1,231	1,220
Accumulated other comprehensive loss	(11)	(10)
Retained earnings	1,393	1,381
Total shareholders’ equity	2,613	2,591
Total liabilities and shareholders’ equity	$9,069	$8,394

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share and per share amounts)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance as of December 31, 2017	89,114,265	$1,207	$(8)	$1,217	$2,416
Shares issued pursuant to equity-based plans	153,694	1	—	—	1
Stock-based compensation	—	4	—	—	4
Dividends declared ($1.4275 per share)	—	—	—	(128)	(128)
Net income	—	—	—	212	212
Other comprehensive income	—	—	1	—	1
Balance as of December 31, 2018	89,267,959	1,212	(7)	1,301	2,506
Shares issued pursuant to equity-based plans	119,165	1	—	—	1
Stock-based compensation	—	7	—	—	7
Dividends declared ($1.5175 per share)	—	—	—	(136)	(136)
Net income	—	—	—	214	214
Reclassification of stranded tax effects due to Tax Reform	—	—	(2)	2	—
Other comprehensive (loss)	—	—	(1)	—	(1)
Balance as of December 31, 2019	89,387,124	1,220	(10)	1,381	2,591
Shares issued pursuant to equity-based plans	150,207	2	—	—	2
Stock-based compensation	—	9	—	—	9
Dividends declared ($1.5850 per share)	—	—	—	(143)	(143)
Net income	—	—	—	155	155
Other comprehensive (loss)	—	—	(1)	—	(1)
Balance as of December 31, 2020	89,537,331	$1,231	$(11)	$1,393	$2,613

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$155	$214	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	454	409	382
Deferred income taxes	(23)	6	(17)
Allowance for equity funds used during construction	(16)	(10)	(11)
Pension and other postretirement benefits	22	21	30
Decoupling mechanism deferrals, net of amortization	6	(2)	(2)
(Amortization) Deferral of net benefits due to Tax Reform	(23)	(23)	45
Stock-based compensation	11	9	5
Other non-cash income and expenses, net	22	34	16
Changes in working capital:
(Increase) decrease in receivables and unbilled revenues	(24)	30	(29)
Decrease (increase) in margin deposits	8	—	(5)
Increase (decrease) in payables and accrued liabilities	26	(16)	51
Other working capital items, net	17	(12)	(11)
Contribution to non-qualified employee benefit trust	(11)	(11)	(11)
Contribution to pension and other postretirement plans	(2)	(65)	(12)
Asset retirement obligation settlements	(18)	(9)	(5)
Other, net	(37)	(29)	(8)
Net cash provided by operating activities	567	546	630
Cash flows from investing activities:
Capital expenditures	(784)	(606)	(595)
Purchases of nuclear decommissioning trust securities	(6)	(8)	(12)
Sales of nuclear decommissioning trust securities	9	13	15
Proceeds from Carty Settlement	—	—	120
Other, net	(6)	(3)	1
Net cash used in investing activities	(787)	(604)	(471)

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)

	Years Ended December 31,
	2020	2019	2018

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$549	$470	$75
Payments on long-term debt	(98)	(350)	(24)
Debt extinguishment costs	(2)	(9)	—
Borrowings on short-term debt	275	—	—
Payments on short-term debt	(125)	—	—
Dividends paid	(140)	(134)	(125)
Other	(12)	(8)	(5)
Net cash provided by (used in) financing activities	447	(31)	(79)
Increase (decrease) in cash and cash equivalents	227	(89)	80
Cash and cash equivalents, beginning of year	30	119	39
Cash and cash equivalents, end of year	$257	$30	$119

Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$113	$116	$117
Income taxes	17	33	25
Non-cash investing and financing activities:
Accrued capital additions	72	76	61
Accrued dividends payable	38	36	34
Assets obtained under leasing arrangements	—	210	24
See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Nature of Operations

Portland General Electric Company (PGE or the Company) is a single, vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the state of Oregon. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to obtain reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. The Company’s corporate headquarters is located in Portland, Oregon and its approximately four thousand square mile, state-approved service area is located entirely within the state of Oregon. PGE’s allocated service area includes 51 incorporated cities. As of December 31, 2020, PGE served approximately 908 thousand retail customers with a service area population of approximately 1.9 million.

As of December 31, 2020, PGE had 3,639 members in its workforce (769 of which are contingent workers), with 721 employees covered under one of two separate agreements with Local Union No. 125 of the International Brotherhood of Electrical Workers. The agreements cover 660 and 61 employees and expire March 2022 and August 2022, respectively.

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

Reclassifications

To conform with current year presentation, the Company has reclassified Asset retirement obligation settlements of $9 million and $5 million from Other, net in the operating activities section of the consolidated statements of cash flows for the years ended December 31, 2019 and 2018, respectively.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

Highly liquid investments with maturities of three months or less at the date of acquisition are classified as cash equivalents, of which PGE had $255 million as of December 31, 2020 and $26 million as of December 31, 2019 included within Cash and cash equivalents in the consolidated balance sheets.

Accounts Receivable

Accounts receivable are recorded at invoiced amounts based on prices that are subject to federal (FERC) and state (OPUC) regulations. Balances do not bear interest; however, late fees are assessed beginning 8 business days after the invoice due date. Accounts that are inactivated due to nonpayment are charged-off in the period in which the receivable is deemed uncollectible, but no sooner than 45 business days after the due date of the final invoice. During 2020, the Company has taken steps to support customers during the COVID-19 pandemic, including suspending disconnections and late fees and developing time payment arrangements.

Provisions for uncollectible accounts receivable and unbilled revenues related to retail sales are charged to Administrative and other expense and are recorded in the same period as the related revenues, with an offsetting credit to the allowance for uncollectible accounts. Such estimates for credit losses are based on management’s assessment of the current and forecasted probability of collection, aging of accounts receivable, bad debt write-offs experience, actual customer billings, economic conditions, and other factors that help determine credit loss estimates for accounts receivable and unbilled revenues.

Provisions for uncollectible accounts receivable related to wholesale sales are charged to Purchased power and fuel expense and are recorded periodically based on a review of counterparty non-performance risk and contractual right of offset when applicable. There have been no material write-offs of accounts receivable related to wholesale sales in 2020, 2019, or 2018.

Price Risk Management

PGE engages in price risk management activities, utilizing financial instruments such as forward, future, swap, and option contracts for electricity, natural gas, and foreign currency. These instruments are measured at fair value and recorded on the consolidated balance sheets as assets or liabilities from price risk management activities. Changes in fair value are recognized in the consolidated statements of income, offset by the effects of regulatory accounting when it is expected that the gain or loss upon settlement will be reflected in future retail rates. Certain electricity forward contracts that were entered into in anticipation of serving the Company’s regulated retail load may meet the requirements for treatment under the normal purchases and normal sales scope exception. Such contracts are not recorded at fair value and are recognized under accrual accounting.

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

Pursuant to transactions entered into in connection with PGE’s price risk management activities, the Company may be required to provide collateral to certain counterparties. The collateral requirements are based on the contract terms and commodity prices and can vary period to period. Cash deposits provided as collateral are included within Other current assets in the consolidated balance sheets and were $8 million as of December 31, 2020 and $16 million as of December 31, 2019. Letters of credit provided as collateral are not recorded on the Company’s consolidated balance sheets and were $12 million and $15 million as of December 31, 2020 and 2019, respectively.

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

During the period of construction, costs expected to be included in the final value of the constructed asset, and depreciated once the asset is complete and placed in service, are classified as Construction work-in-progress in Electric utility plant on the consolidated balance sheets. If the project becomes probable of being abandoned, such costs are expensed in the period such determination is made. If any costs are expensed, PGE may seek recovery of such costs in customer prices, although there can be no guarantee such recovery would be granted. Costs disallowed for recovery in customer prices, if any, are charged to expense at the time such disallowance becomes probable.

PGE records AFDC, which is intended to represent the Company’s cost of funds used for construction purposes, based on the rate granted in the latest general rate case for equity funds and the cost of actual borrowings for debt funds. On June 30, 2020 the FERC issued a waiver that provides that, for the 12-month period starting March 2020, jurisdictional utilities may apply an alternative AFDC calculation formula that excludes the actual outstanding short-term debt balance and replaces it with the simple average of the actual 2019 short-term debt balance. The purpose of the waiver is to allow relief from the detrimental impacts of issuing short-term debt on the allowance for equity funds used during construction in response to COVID-19. PGE adopted the waiver in the second quarter of 2020. AFDC is capitalized as part of the cost of plant and credited to the consolidated statements of income. The average rate used by PGE was 6.9% in 2020, 7.1% in 2019, and 7.3% in 2018. AFDC from borrowed funds, reflected as a reduction to Interest expense, net, was $8 million in 2020, $5 million in 2019, and $6 million in 2018. AFDC from equity funds, included in Other income, net, was $16 million in 2020, $10 million in 2019, and $11 million in 2018.

Depreciation and Amortization

Depreciation is computed using the straight-line method, based upon original cost, and includes an estimate for cost of removal and expected salvage. Depreciation expense as a percent of the related average depreciable plant in service was 3.5% in 2020 and 3.6% in both 2019 and 2018. A component of depreciation expense includes estimated asset retirement removal costs allowed in customer prices.

Periodic studies are conducted to update depreciation parameters (i.e. retirement dispersion patterns, average service lives, and net salvage rates), including estimates of asset retirement obligations (AROs) and asset retirement removal costs. The studies are conducted at a minimum of every five years and are filed with the OPUC for approval and inclusion in a future rate proceeding. In 2016 PGE completed a depreciation study based on 2015 data, with an order received from the OPUC in September 2017 authorizing new depreciation rates effective January 1, 2018. This study was incorporated into the Company’s 2018 general rate case filed with the OPUC in 2017.

Thermal generation plants are depreciated using a life-span methodology which ensures that plant investment is recovered by the estimated retirement dates, which range from 2020 to 2061. Depreciation is provided on PGE’s other classes of plant in service over their estimated average service lives, which are as follows (in years):

Generation, excluding thermal:
Hydro	97
Wind	31
Transmission	58
Distribution	46
General	13

When property is retired and removed from service, the original cost of the depreciable property units, net of any related salvage value, is charged to accumulated depreciation. Cost of removal expenditures are recorded against AROs or to accumulated asset retirement removal costs, if applicable, and included in Regulatory liabilities.

Intangible plant consists primarily of computer software development costs, which are amortized over either five or ten years, and hydro licensing costs, which are amortized over the applicable license term, which range from 30 to 50 years. Accumulated amortization was $388 million and $366 million as of December 31, 2020 and 2019, respectively, with amortization expense of $64 million in 2020, $64 million in 2019, and $59 million in 2018. Future estimated amortization expense as of December 31, 2020 is as follows: $57 million in 2021; $51 million in 2022; $42 million in 2023; $37 million in 2024; and $25 million in 2025.

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

All of PGE’s investments in marketable securities included in NDT and NQBP trust on the consolidated balance sheets, are classified as equity or trading debt securities. These securities are classified as noncurrent because they are not available for use in operations. Such securities are stated at fair value based on quoted market prices. Realized and unrealized gains and losses on the NQBP trust assets are included in Other income, net. Realized and unrealized gains and losses on the NDT fund assets are recorded as regulatory liabilities or assets, respectively, for future ratemaking treatment. The cost of securities sold in the NDT is based on the average cost method whereas cost of securities sold in the NQBP is based on the first in first out method.

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

To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. PGE’s authorized ROE was 9.5% for 2020, 2019, and 2018.

Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues, net in PGE’s consolidated statements of income, while any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense. For the year ended December 31, 2020, PGE’s actual NVPC was $114 million above baseline NVPC. PGE excluded from actual NVPC and will not be pursuing regulatory recovery for amounts related to trading positions that resulted in realized losses of $127 million during the third quarter of 2020. These losses were the result of a convergence of increased wholesale electricity prices at various market hubs due to extreme weather conditions, constraints to regional transmission facilities and changes in power supply in the West that occurred in August 2020. The Company no longer has net market exposure from these trading positions. After adjusting for the realized losses on the trading positions, PGE’s actual NVPC for 2020 was $13 million below baseline NVPC, which is within the established deadband range resulting in no estimated refund to customers.

A final determination of any customer refund or collection is made in the following year by the OPUC through a public filing and review. The PCAM has resulted in no collection from, or refund to, customers since 2011.

Asset Retirement Obligations

Legal obligations related to the future retirement of tangible long-lived assets are classified as AROs on PGE’s consolidated balance sheets. An ARO is recognized in the period in which the legal obligation is incurred, and when the fair value of the liability can be reasonably estimated. Due to the long lead time involved until decommissioning activities occur, the Company uses present value techniques. The present value of estimated future decommissioning costs is capitalized and included in Electric utility plant, net on the consolidated balance sheets with a corresponding offset to ARO. For revisions to AROs in which the related asset is no longer in service, the corresponding offset is recorded as a Regulatory asset on the consolidated balance sheets, except for those AROs related to non-utility assets which is charged to Depreciation and amortization on the consolidated statements of income. Such estimates are revised periodically, with actual settlements charged to the ARO as incurred.

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

For additional information concerning the Company’s AROs, see Note 8, Asset Retirement Obligations.

The difference between the timing of the recognition of ARO depreciation and accretion expenses and the amount included in customers’ prices is recorded as a regulatory asset or liability in the Company’s consolidated balance sheets. As of December 31, 2020, PGE had a net regulatory liability related to Utility plant AROs in the amount of $37 million and a net regulatory asset related to Trojan decommissioning ARO activities of $88 million. As of December 31, 2019, PGE had a net regulatory liability related to Utility plant AROs in the amount of $54 million and a net regulatory asset related to Trojan decommissioning ARO activities of $91 million. For additional information concerning the Company’s regulatory assets and liabilities related to AROs, see Note 7, Regulatory Assets and Liabilities.

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

A loss contingency will also be disclosed when it is reasonably possible that an asset has been impaired, or a liability incurred if the estimate or range of potential loss is material. If a probable or reasonably possible loss cannot be determined, then the Company: i) discloses an estimate of such loss or the range of such loss, if the Company is able to determine such an estimate; or ii) discloses that an estimate cannot be made and the reasons why the estimate cannot be made.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCL) presented on the consolidated balance sheets is comprised of the difference between the obligations of the non-qualified benefit plans recognized in net income and the unfunded position.

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

Franchise taxes, which are collected from customers and remitted to taxing authorities, are recorded on a gross basis in PGE’s consolidated statements of income. Amounts collected from customers are included in Revenues, net and amounts due to taxing authorities are included in Taxes other than income taxes and totaled $46 million in 2020 and $45 million in both 2019 and 2018.

Retail revenue is billed based on monthly meter readings taken at various cycle dates throughout the month. At the end of each month, PGE estimates the revenue earned from energy deliveries that remained unbilled to customers. The unbilled revenues estimate, which is included in Accounts receivable, net in the Company’s consolidated balance sheets, is calculated based on actual net retail system load each month, the number of days from the last meter read date through the last day of the month, and current customer prices.

As a rate-regulated utility, PGE, in certain situations, recognizes revenue to be billed to customers in future periods or defers the recognition of certain revenues to the period in which the related costs are incurred or approved by the OPUC for amortization. For additional information, see “Regulatory Assets and Liabilities” in this Note 2.

Alternative Revenue Programs

Revenues related to PGE’s decoupling mechanism are considered earned under alternative revenue programs, as this amount represents a contract with the regulator and not with customers. Such revenues are presented separately from revenues from contracts with customers and classified as Alternative revenue programs, net of amortization on the consolidated statements of income. The activity within this line item is comprised of current period deferral adjustments, which can either be a collection from or a refund to customers, and is net of any related amortization. When amounts related to alternative revenue programs are ultimately included in prices and customer bills, the amounts are included within Revenues, net, with an equal and offsetting amount of amortization recorded on the Alternative revenue programs, net of amortization line item.

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

Because PGE is a rate-regulated enterprise, changes in certain deferred tax assets and liabilities are required to be passed on to customers through future prices and are charged or credited directly to a regulatory asset or regulatory liability. Such amounts were recognized as net regulatory liabilities of $239 million and $260 million as of December 31, 2020 and 2019, respectively, and will primarily be amortized using the average rate assumption method to account for the refund to customers as the temporary differences reverse.

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

On January 1, 2020, PGE adopted ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in previous GAAP with a methodology that reflects expected credit losses, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. PGE applied this ASU using a modified-retrospective approach, and as a result, amounts recorded prior to January 1, 2020 have not been retrospectively restated. Under the new standard, PGE estimates current expected credit losses for retail sales based on an assessment of the current and forecasted probability of collection, aging of accounts receivable, bad debt write-offs experience, actual customer billings, economic conditions, and other significant events that may impact the collectability of accounts receivable and unbilled revenues. Provisions for current expected credit losses related to retail sales, and changes to the amount of expected credit losses for existing receivables, are charged to Administrative and other expense and are recorded in the same period as the related revenues, with an offsetting credit to the allowance for credit losses. The implementation did not have a material impact on PGE’s results of operation, financial position, or cash flows. To conform with 2020 presentation, PGE reclassified $86 million of Unbilled revenues to Accounts receivable, net on the consolidated balance sheets as of December 31, 2019.

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

PGE has adopted ASU 2018-14 Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 amends Topic 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. As the standard relates only to disclosures, the adoption did not have a material impact on PGE’s results of operation, financial position, or cash flows.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 3: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Year Ended December 31,
	2020	2019
Retail:
Residential	$1,030	$981
Commercial	616	636
Industrial	218	196
Direct access customers	46	44
Subtotal	1,910	1,857
Alternative revenue programs, net of amortization	(6)	2
Other accrued (deferred) revenues, net(1)	28	22
Total retail revenues	1,932	1,881
Wholesale revenues(2)	162	170
Other operating revenues	51	72
Total revenues	$2,145	$2,123

(1) Amounts for the year ended December 31, 2020 and 2019 is primarily comprised of $24 million and $23 million of amortization, respectively, including interest, related to the net tax benefits due to the change in corporate tax rate under the United States Tax Cuts and Jobs Act of 2017 (TCJA).
(2) Wholesale revenues include $65 million and $50 million related to physical electricity commodity contract derivative settlements for the years ended December 31, 2020 and 2019, respectively. Price risk management derivative activities are included within Total revenues but do not represent revenues from contracts with customers as defined by GAAP, pursuant to Topic 606. For further information, see Note 6, Risk Management.

Retail Revenues

The Company’s primary revenue source is the sale of electricity to customers at regulated tariff-based prices. Retail customers are classified as residential, commercial, or industrial. Residential customers include single family housing, multiple family housing (such as apartments, duplexes, and town homes), manufactured homes, and small farms. Residential demand is sensitive to the effects of weather, with demand highest during the winter heating and summer cooling seasons. Commercial customers consist of non-residential customers who accept energy deliveries at voltages equivalent to those delivered to residential customers and are also sensitive to the effects of weather, although to a lesser extent than residential customers. Commercial customers include most businesses, small industrial companies, and public street and highway lighting accounts. Industrial customers consist of non-residential customers who accept delivery at higher voltages than commercial customers. Demand from industrial customers is primarily driven by economic conditions, with weather having little impact on energy use by this customer class.

In accordance with state regulations, PGE’s retail customer prices are based on the Company’s cost of service and determined through general rate case proceedings and various tariff filings with the OPUC. Additionally, the Company offers pricing options that include a daily market price option, various time-of-use options, and several renewable energy options.

Retail revenue is billed based on monthly meter readings taken throughout the month. At the end of each month, PGE estimates the revenue earned from energy deliveries that have not yet been billed to customers. This amount,

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

classified as Unbilled revenues, which is included in Accounts receivable, net in the Company’s consolidated balance sheets, is calculated based on actual net retail system load each month, the number of days from the last meter read date through the last day of the month, and current customer prices.

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

NOTE 4: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net includes $97 million and $86 million of unbilled revenues as of December 31, 2020 and 2019, respectively. Accounts receivable is net of an allowance for uncollectible accounts of $16 million as of December 31, 2020 and $5 million as of December 31, 2019. The following is the activity in the allowance for uncollectible accounts (in millions):

	Years Ended December 31,
	2020	2019	2018
Balance as of beginning of year	$5	$15	$6
Increase in provision *	15	2	14
Amounts written off, less recoveries	(4)	(12)	(5)
Balance as of end of year	$16	$5	$15

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

*    As of December 31, 2020, PGE has deferred as a regulatory asset $8 million in bad debt expense pursuant to the OPUC’s COVID-19 deferral order.

Other Current Assets and Accrued Expenses and Other Current Liabilities

Other current assets and Accrued expenses and other current liabilities consist of the following (in millions):

	As of December 31,
	2020	2019
Other current assets:
Prepaid expenses	$57	$63
Margin deposits	8	16
Assets from price risk management activities	33	25
	$98	$104
Accrued expenses and other current liabilities:
Regulatory liabilities—current	$23	$44
Accrued employee compensation and benefits	67	74
Accrued dividends payable	38	36
Accrued interest payable	29	25
Accrued taxes payable	36	33
Other	129	103
	$322	$315

Electric Utility Plant, Net

Electric utility plant, net consist of the following (in millions):

	As of December 31,
	2020	2019
Electric utility plant:
Generation	$4,436	$4,749
Transmission	970	848
Distribution	4,136	3,917
General	679	656
Intangible	753	758
Total in service	10,974	10,928
Accumulated depreciation and amortization	(3,864)	(4,095)
Total in service, net	7,110	6,833
Construction work-in-progress	429	328
Electric utility plant, net	$7,539	$7,161

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s consolidated balance sheets, for which it is practicable to estimate fair value as of December 31, 2020 and 2019. The Company then classifies these financial assets and liabilities based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are discussed below.

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

PGE recognizes transfers between levels in the fair value hierarchy as of the end of the reporting period for all of its financial instruments. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels during the years ended December 31, 2020 and 2019, except those presented in this note.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Other(2)	Total
Assets:
Cash equivalents	$255	$—	$—	$—	$255
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	9	11	—	—	20
Corporate credit	—	13	—	—	13
Money market funds measured at NAV (2)	—	—	—	12	12
Non-qualified benefit plan trust: (3)
Money market funds	1	—	—	—	1
Equity securities—domestic	7	—	—	—	7
Debt securities—domestic government	1	—	—	—	1
Price risk management activities: (1) (4)
Electricity	—	4	4	—	8
Natural gas	—	36	1	—	37
	$273	$64	$5	$12	$354
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$5	$141	$—	$146
Natural gas	—	4	1	—	5
	$—	$9	$142	$—	$151

(1)Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in regulatory assets or regulatory liabilities as appropriate.
(2)Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.
(3)Excludes insurance policies of $33 million, which are recorded at cash surrender value.
(4)For further information regarding price risk management derivatives, see Note 6, Risk Management.

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
(4)For further information regarding price risk management derivatives, see Note 6, Risk Management.

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

Assets and liabilities from price risk management activities, recorded at fair value in PGE’s consolidated balance sheets, consist of derivative instruments entered into by the Company to manage its risk exposure to commodity price and foreign currency exchange rates and reduce volatility in NVPC. For additional information regarding these assets and liabilities, see Note 6, Risk Management.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

				Significant	Price per Unit
	Fair Value		Valuation	Unobservable			Weighted
Commodity Contracts	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
As of December 31, 2020:
Electricity physical forwards	$—	$141	Discounted cash flow	Electricity forward price (per MWh)	$11.17	$51.18	$29.74
Natural gas financial swaps	1	1	Discounted cash flow	Natural gas forward price (per Dth)	1.52	4.33	2.29
Electricity financial futures	4	—	Discounted cash flow	Electricity forward price (per MWh)	8.78	58.42	43.71
	$5	$142
As of December 31, 2019:
Electricity physical forwards	$—	$104	Discounted cash flow	Electricity forward price (per MWh)	$12.53	$59.00	$36.92
Natural gas financial swaps	1	—	Discounted cash flow	Natural gas forward price (per Dth)	1.39	3.73	1.90
Electricity financial futures	7	1	Discounted cash flow	Electricity forward price (per MWh)	10.57	66.32	45.11
	$8	$105

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Years Ended December 31,
	2020	2019
Net liabilities from price risk management activities as of beginning of year	$97	$88
Net realized and unrealized losses/(gains) *	38	10
Net transfers from Level 3 to Level 2	2	(1)
Net liabilities from price risk management activities as of end of year	$137	$97
Level 3 net unrealized losses/(gains) that have been fully offset by the effect of regulatory accounting	$47	$16

* Includes $9 million in net realized gains in 2020 and $6 million in 2019.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the years ended December 31, 2020 and 2019, there were no transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers into and from Level 3 at the end of the reporting period for all of its derivative instruments.

Transfers from Level 2 to Level 1 for the Company’s price risk management assets and liabilities do not occur as quoted prices are not available for identical instruments. As such, the Company’s assets and liabilities from price risk management activities mature and settle as Level 2 fair value measurements.

Long-term debt is recorded at amortized cost in PGE’s consolidated balance sheets. The fair value of the Company’s FMBs and Pollution Control Revenue Bonds (PCRBs) is classified as a Level 2 fair value measurement.

As of December 31, 2020, the carrying amount of PGE’s long-term debt was $3,046 million, net of $13 million of unamortized debt expense, and its estimated aggregate fair value was $3,808 million. As of December 31, 2019, the carrying amount of PGE’s long-term debt was $2,597 million, net of $11 million of unamortized debt expense, with an estimated aggregate fair value of $3,039 million.

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

PGE utilizes derivative instruments to manage its exposure to commodity price risk and foreign exchange rate risk in order to reduce volatility in NVPC for its retail customers. Such derivative instruments, recorded at fair value on the consolidated balance sheets, may include forward, future, swap, and option contracts for electricity, natural gas,

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
and foreign currency, with changes in fair value recorded in the consolidated statements of income. In accordance with ratemaking and cost recovery processes authorized by the OPUC, the Company recognizes a regulatory asset or liability to defer the gains and losses from derivative activity until settlement of the associated derivative instrument. PGE may designate certain derivative instruments as cash flow hedges or may use derivative instruments as economic hedges. The Company does not intend to engage in trading activities for non-retail purposes.

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	As of December 31,
	2020	2019
Current assets:
Commodity contracts:
Electricity	$4	$9
Natural gas	29	16
Total current derivative assets(1)	33	25
Noncurrent assets:
Commodity contracts:
Electricity	4	7
Natural gas	8	6
Total noncurrent derivative assets(1)	12	13
Total derivative assets(2)	$45	$38
Current liabilities:
Commodity contracts:
Electricity	$13	$14
Natural gas	2	9
Total current derivative liabilities	15	23
Noncurrent liabilities:
Commodity contracts:
Electricity	133	105
Natural gas	3	3
Total noncurrent derivative liabilities	136	108
Total derivative liabilities(2)	$151	$131

(1)Total current derivative assets is included in Other current assets, and Total noncurrent derivative assets is included in Other noncurrent assets on the consolidated balance sheets.
(2)As of December 31, 2020 and 2019, no commodity derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	As of December 31,
	2020		2019
Commodity contracts:
Electricity	6	MWh	6	MWh
Natural gas	137	Dth	145	Dth
Foreign currency contracts	$19	Canadian	$23	Canadian

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement at gross values on the consolidated balance sheet. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of December 31, 2020, gross amounts included as Price risk management liabilities subject to master netting agreements were $2 million, for which PGE has posted no collateral. Of the gross amounts recognized as of December 31, 2020, $1 million was for electricity and $1 million was for natural gas. As of December 31, 2019, PGE had no material gross master netting arrangements.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Purchased power and fuel in the consolidated statements of income and were as follows (in millions):

	Years Ended December 31,
	2020	2019	2018
Commodity contracts:
Electricity	$160	$20	$(34)
Natural Gas	(34)	(32)	21
Foreign currency contracts	(1)	(1)	1
Net unrealized and certain net realized losses (gains) presented in the table above are offset within the consolidated statements of income by the effects of regulatory accounting. Of the net amounts recognized in Net income, net losses of $12 million, net gains of $2 million, and net gains of $18 million for the years ended December 31, 2020, 2019 and 2018, respectively, have been offset.

Assuming no changes in market prices and interest rates, the following table presents the years in which the net unrealized (gains)/losses recorded as of December 31, 2020 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Commodity contracts:
Electricity	$9	$4	$8	$8	$9	$100	$138
Natural gas	(27)	(5)	—	—	—	—	(32)
Net unrealized (gain)/loss	$(18)	$(1)	$8	$8	$9	$100	$106

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2020 was $148 million, for which the Company has posted $13 million in collateral, consisting of $12 million of letters of credit and $1 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered as of December 31, 2020, the cash requirement to either post as collateral or settle the instruments immediately would have been $142 million. As of December 31, 2020, PGE had $6 million posted cash collateral for derivative instruments with no credit-risk-related contingent features. Cash

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s consolidated balance sheet.

Counterparties representing 10% or more of Assets and Liabilities from price risk management activities were as follows:

	As of December 31,
	2020	2019
Assets from price risk management activities:
Counterparty A	12%	35%
Counterparty B	17	13
Counterparty C	21	11
Counterparty D	16	11
	66%	70%
Liabilities from price risk management activities:
Counterparty E	93%	79%
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

Regulatory assets and liabilities consist of the following (dollars in millions):

	Remaining Amortization Period	As of December 31,
		2020			2019
		Earning a Return (1)	Not Earning a Return	Total	Total
Regulatory assets:
Price risk management	2035	$—	$124	$124	$95
Pension plan	(2)	—	240	240	213
Debt issuance costs	2050	—	25	25	26
Trojan decommissioning activities	2059	—	95	95	94
Other	Various	87	22	109	72
Total regulatory assets		$87	$506	$593	$500
Regulatory liabilities:
Asset retirement removal costs	(3)	$1,016	$—	$1,016	$1,021
Deferred income taxes	(4)	239	—	239	260
Asset retirement obligations	(3)	37	—	37	54
Tax reform deferral (5)	2020	—	—	—	23
Price risk management	2021	—	18	18	2
Other	Various	46	36	82	61
Total regulatory liabilities		$1,338	$54	$1,392	$1,421

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(1)Earning a return includes either interest on the regulatory asset or liability, or inclusion of the regulatory asset or liability as an increase or decrease to rate base at the allowed rate of return.
(2)Recovery expected over the average service life of employees.
(3)Recovery or refund expected over the estimated lives of the underlying assets and treated as a reduction to rate base.
(4)Refund expected primarily through amortization using the average rate assumption method over the average life of the underlying assets and treated as a reduction to rate base.
(5)Refund related to the deferral of the 2018 net tax benefits due to the change in corporate tax rate under TCJA, including interest, over a two-year period that began in 2019.

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

Trojan decommissioning activities represents the deferral of ongoing costs associated with monitoring spent nuclear fuel at Trojan, net of amortization of customer collections. In addition, proceeds received from the United States Department of Energy (USDOE) for the reimbursement of costs to monitor the ISFSI is deferred and offsets customer collections.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 8: ASSET RETIREMENT OBLIGATIONS

AROs consist of the following (in millions):

	As of December 31,
	2020	2019
Trojan decommissioning activities	$139	$137
Utility plant	118	126
Non-utility property	34	16
Total asset retirement obligations	291	279
Less: current portion *	21	16
Noncurrent asset retirement obligations	$270	$263

*    Current portion of AROs are classified within Accrued expenses and other current liabilities in the consolidated balance sheets.

Trojan decommissioning activities represents the present value of future decommissioning costs for PGE’s 67.5% ownership interest in Trojan, which ceased operation in 1993. The remaining decommissioning activities primarily consist of the long-term operation and decommissioning of the ISFSI, an interim dry storage facility that is licensed by the Nuclear Regulatory Commission. The ISFSI will store the spent nuclear fuel at the former plant site until an off-site storage facility is available. Decommissioning of the ISFSI and final site restoration activities will begin once shipment of all the spent fuel to a USDOE facility is complete, which is not expected prior to 2059. The Company recorded accretion of $6 million and a reduction of $4 million due to settled liabilities.

Under a settlement agreement reached with the USDOE, the Company receives annual reimbursement from the USDOE for certain costs related to monitoring the ISFSI. Pursuant to this process, the USDOE reimbursed the co-owners $5 million in 2020 for costs incurred in 2019 and $4 million in 2019 for costs incurred in 2018 resulting from USDOE delays in accepting spent nuclear fuel.

Utility plant represents AROs that have been recognized for the Company’s thermal and wind generation sites, and distribution and transmission assets, the disposal of which is governed by environmental regulation. During 2020, the Company recorded an overall decrease in utility AROs of $8 million, with the change comprised of new liabilities incurred of $5 million, reduction of $4 million due to revisions in estimated cash flows, accretion of $4 million, and a reduction of $13 million due to settled liabilities.

Non-utility property primarily represents AROs that have been recognized for portions of unregulated properties that are currently or previously leased to third parties. Revisions to estimates for non-utility AROs relate to assets that are no longer in service and the offset is charged directly to Depreciation and amortization on the consolidated statements of income in the period in which the revisions are probable and reasonably estimate. Non-utility AROs are not subject to regulatory deferral.

In 2020, PGE performed a decommissioning study to update its ARO liability which resulted in a $21 million increase to non-utility property AROs. As part of this study, the Company also established an ARO liability of $3 million related to utility properties and was charged to expense in the consolidated statement of income. PGE plans to pursue regulatory recovery for the utility portion of the ARO update, however as of December 31, 2020 no amounts have been deferred as a regulatory asset.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The following is a summary of the changes in the Company’s AROs (in millions):

	Years Ended December 31,
	2020	2019	2018
Balance as of beginning of year	$279	$197	$167
Liabilities incurred	3	—	—
Liabilities settled	(18)	(9)	(5)
Accretion expense	10	9	8
Revisions in estimated cash flows	17	82	27
Balance as of end of year	$291	$279	$197

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 9: CREDIT FACILITIES

As of December 31, 2020, PGE had a $500 million revolving credit facility scheduled to expire in November 2023. The Company has the ability to expand the revolving credit facility to $600 million, if needed. The credit facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% approve the extension request.

Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings, and to permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on PGE’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65.0% of total capitalization. As of December 31, 2020, PGE was in compliance with this covenant with a 56.4% debt to total capital ratio.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt in the consolidated balance sheets.

Under the revolving credit facility, as of December 31, 2020, PGE had no borrowings outstanding and there were no commercial paper or letters of credit issued. As a result, the aggregate unused available credit capacity under the revolving credit facility was $500 million.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility to cover any potential need to repay commercial paper that may be outstanding at the time. As of December 31, 2020, PGE had no commercial paper outstanding.

In addition, PGE has four letter of credit facilities that provide a total capacity of $220 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, a total of $60 million of letters of credit were outstanding as of December 31, 2020. Outstanding letters of credit are not reflected on the Company’s consolidated balance sheets.

On April 9, 2020, PGE obtained a 364-day unsecured term loan from lenders in the aggregate principal of $150 million. The term loan bears interest for the relevant interest period at LIBOR plus 1.25%. The interest rate is subject to adjustment pursuant to the terms of the loan. The credit agreement is classified as Short-term debt on the Company’s consolidated balance sheets and expires on April 8, 2021, with any outstanding balance due and payable on such date.

Pursuant to an order issued by the FERC, the Company is authorized to issue short-term debt in an aggregate amount up to $900 million through February 6, 2022.

Short-term borrowings under these credit facilities, and related interest rates, are reflected in the following table (dollars in millions).

	Year Ended December 31,
	2020	2019
Average daily amount of short-term debt outstanding	$131	$7
Weighted daily average interest rate *	1.5%	2.6%
Maximum amount outstanding during the year	$225	$46

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
*    Excludes the effect of commitment fees, facility fees and other financing fees.

The Company had no short-term borrowings during 2018.

NOTE 10: LONG-TERM DEBT
Long-term debt consists of the following (in millions):

	As of December 31,
	2020	2019
First Mortgage Bonds, rates range from 1.84% to 9.31%, with a weighted average rate of 4.14% in 2020 and 4.63% in 2019, due at various dates through 2050	$2,940	$2,510
Pollution Control Revenue Bonds, rates at 2.13% and 2.38%, due 2033	119	119
Pollution Control Revenue Bonds held by PGE	—	(21)
Total long-term debt	3,059	2,608
Less: Unamortized debt expense	(13)	(11)
Less: Current portion of long-term debt	(160)	—
Long-term debt, net of current portion	$2,886	$2,597

First Mortgage Bonds—On April 27, 2020, PGE issued $200 million of 3.15% Series FMBs due in 2030.

On December 10, 2020, PGE issued $230 million aggregate principal amount of the Company's FMBs that consisted of:

•a series, due in 2027, in the amount of $160 million that will bear interest from its issuance date at an annual rate of 1.84%; and

•a series, due in 2032, in the amount of $70 million that will bear interest from its issuance date at an annual rate of 2.32%.

The Indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs.

Pollution Control Revenue Bonds—On March 11, 2020, PGE completed the remarketing of an aggregate principal amount of $119 million of Pollution Control Revenue Refunding Bonds (PCRBs), which consist of $98 million aggregate principal of PCRBs that bear an interest rate of 2.125%, and $21 million aggregate principal of PCRBs that bear an interest rate of 2.375%, both due in 2033. At the time of remarketing, the Company chose a new interest rate period that was fixed term. The new interest rate was based on market conditions at the time of remarketing. The PCRBs could be backed by FMBs or a bank letter of credit depending on market conditions. Interest is payable semi-annually on the PCRBs.

As of December 31, 2020, the future minimum principal payments on long-term debt are as follows (in millions):

Years ending December 31:
2021	$160
2022	—
2023	—
2024	80
2025	—
Thereafter	2,819
$3,059

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 11: EMPLOYEE BENEFITS

Pension and Other Postretirement Plans

Defined Benefit Pension Plan—PGE sponsors a non-contributory defined benefit pension plan, which is closed to new employees.

The assets of the pension plan are held in a trust and are comprised of equity and debt instruments, all of which are recorded at fair value. Pension plan calculations include several assumptions that are reviewed annually and updated as appropriate.

As expected, PGE contributed no additional funds to the pension plan in 2020 after contributing $62 million in 2019. PGE does not expect to contribute to the pension plan in 2021.

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

Trust assets and plan liabilities related to the NQBP included in PGE’s consolidated balance sheets are as follows as of December 31 (in millions):

	2020			2019
	NQBP	Other NQBP	Total	NQBP	Other NQBP	Total
Non-qualified benefit plan trust	$19	$23	$42	$17	$21	$38
Non-qualified benefit plan liabilities *	26	75	101	24	79	103

*    For the NQBP, excludes the current portion of $2 million in 2020 and in 2019, which are classified in Accrued expenses and other current liabilities in the consolidated balance sheets.

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

The asset allocations for the plans, and the target allocation, are as follows:

	As of December 31,
	2020		2019
	Actual	Target *	Actual	Target *
Defined Benefit Pension Plan:
Equity securities	67%	65%	64%	65%
Debt securities	33	35	36	35
Total	100%	100%	100%	100%
Other Postretirement Benefit Plans:
Equity securities	60%	57%	61%	59%
Debt securities	40	43	39	41
Total	100%	100%	100%	100%
Non-Qualified Benefits Plans:
Equity securities	17%	12%	17%	12%
Debt securities	6	11	7	12
Insurance contracts	77	77	76	76
Total	100%	100%	100%	100%

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The fair values of the Company’s pension plan assets and other postretirement benefit plan assets by asset category are as follows (in millions):

	Level 1	Level 2	Level 3	Other *	Total
As of December 31, 2020:
Defined Benefit Pension Plan assets:
Equity securities—Domestic	$49	$—	$—	$—	$49
Investments measured at NAV:
Money market funds	—	—	—	6	6
Collective trust funds	—	—	—	692	692
Private equity funds	—	—	—	6	6
	$49	$—	$—	$704	$753
Other Postretirement Benefit Plans assets:
Money market funds	$4	$—	$—	$—	$4
Equity securities:
Domestic	—	3	—	—	3
International	9	—	—	—	9
Debt securities—Domestic	—	5	—	—	5
Investments measured at NAV:
Money market funds	—	—	—	5	5
Collective trust funds	—	—	—	9	9
	$13	$8	$—	$14	$35
As of December 31, 2019:
Defined Benefit Pension Plan assets:
Equity securities—Domestic	$49	$—	$—	$—	$49
Investments measured at NAV:
Money market funds	—	—	—	5	5
Collective trust funds	—	—	—	632	632
Private equity funds	—	—	—	9	9
	$49	$—	$—	$646	$695
Other Postretirement Benefit Plans assets:
Money market funds	$4	$—	$—	$—	$4
Equity securities:
Domestic	—	3	—	—	3
International	9	—	—	—	9
Debt securities—Domestic government	—	5	—	—	5
Investments measured at NAV:
Money market funds	—	—	—	5	5
Collective trust funds	—	—	—	8	8
	$13	$8	$—	$13	$34

*Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure. These assets are listed in the totals of the fair value hierarchy to permit the reconciliation to amounts presented in the financial statements.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The following tables provide certain information with respect to the Company’s defined benefit pension plan, other postretirement benefits, and NQBP as of and for the years ended December 31, 2020 and 2019. Information related to the Other NQBP is not included in the following tables (dollars in millions):

	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2020	2019	2020	2019	2020	2019
Benefit obligation:
As of January 1	$905	$811	$71	$72	$26	$24
Service cost	17	16	2	2	—	—
Interest cost	31	34	2	3	1	1
Participants’ contributions	—	—	—	2	—	—
Actuarial loss (gain)	104	88	4	8	3	3
Benefit payments	(44)	(42)	(4)	(6)	(2)	(2)
Administrative expenses	(3)	(2)	—	—	—	—
Plan amendment	—	—	1	(9)	—	—
Curtailment gain	—	—	—	(1)	—	—
As of December 31	$1,010	$905	$76	$71	$28	$26
Fair value of plan assets:
As of January 1	$695	$546	$34	$30	$17	$16
Actual return on plan assets	105	131	2	5	1	1
Company contributions	—	62	3	3	3	2
Participants’ contributions	—	—	—	2	—	—
Benefit payments	(44)	(42)	(4)	(6)	(2)	(2)
Administrative expenses	(3)	(2)	—	—	—	—
As of December 31	$753	$695	$35	$34	$19	$17
Unfunded position as of December 31	$(257)	$(210)	$(41)	$(37)	$(9)	$(9)
Accumulated benefit plan obligation as of December 31	$907	$813	N/A	N/A	$24	$26
Classification in consolidated balance sheet:
Noncurrent asset	$—	$—	$—	$—	$19	$17
Current liability	—	—	—	—	(2)	(2)
Noncurrent liability	(257)	(210)	(41)	(37)	(26)	(24)
Net liability	$(257)	$(210)	$(41)	$(37)	$(9)	$(9)
Amounts included in comprehensive income:
Net actuarial loss (gain)	$43	$(3)	$4	$5	$3	$3
Net prior service credit	1	—	—	(9)	—	—
Amortization of net actuarial loss	(17)	(10)	—	—	(1)	(1)
Amortization of prior service credit	—	—	1	—	—	—
	$27	$(13)	$5	$(4)	$2	$2
Amounts included in AOCL:*
Net actuarial loss (gain)	$239	$213	$5	$1	$15	$13
Prior service cost	1	—	(8)	(9)	—	—
	$240	$213	$(3)	$(8)	$15	$13

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
* Amounts included in AOCL related to the Company’s defined benefit pension plan and other postretirement benefits are classified as Regulatory assets or liabilities as future recoverability is expected from retail customers.

Significant actuarial gains (losses) experienced that resulted in changes in projected benefit obligation included the following:
•For the defined benefit pension plan, actuarial losses due to demographic experience, including assumption changes, were losses of $104 million and $88 million, and the changes between actual and expected return on plan assets were gains of $61 million and $94 million for the years ended December 31, 2020 and 2019, respectively.
•For the other postretirement benefits, actuarial losses due to demographic experience, including assumption changes, were losses of $5 million and $2 million, and the changes between actual and expected return on plan assets were gains of $1 million for each of the years ended December 31, 2020 and 2019, respectively.

Net periodic benefit cost consists of the following for the years ended December 31 (in millions):

	Defined Benefit Pension Plan			Other Postretirement Benefits			Non-Qualified Benefit Plans
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$17	$16	$19	$2	$2	$2	$—	$—	$—
Interest cost on benefit obligation	31	34	32	2	3	3	1	1	1
Expected return on plan assets	(44)	(40)	(42)	(2)	(2)	(1)	—	—	—
Amortization of prior service credit	—	—	—	(1)	—	—	—	—	—
Amortization of net actuarial loss	17	10	17	—	—	—	1	1	1
Curtailment gain	—	—	—	—	(2)	—	—	—	—
Net periodic benefit cost	$21	$20	$26	$1	$1	$4	$2	$2	$2

The portion of non-service costs attributable to expense related to the pension and other postretirement benefit plans, is classified as Miscellaneous income (expense), net within Other income on the Company’s consolidated statements of income. Amounts related to the pension and other postretirement benefits are offset with the amortization of the corresponding regulatory asset.

The following assumptions were used in determining benefit obligations and net period benefit costs:

	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2020	2019	2020	2019	2020	2019
Assumptions used to determine benefit obligations:
Discount rate	2.64%	3.43%	2.22% -	3.19% -	2.64%	3.43%
			2.92%	3.47%
Rate of compensation increase	3.65%	3.65%	4.58%	4.58%	4.10%	N/A

Assumptions used to determine net periodic benefit cost:
Discount rate	3.43%	4.25%	3.19% -	3.11% -	3.43%	3.43%
			3.47%	4.26%
Rate of compensation increase	3.65%	3.65%	4.58%	4.58%	4.10%	N/A
Long-term rate of return on plan assets	7.00%	7.00%	5.02%	5.88%	N/A	N/A

As of December 31, 2020, there are no liabilities with sensitivity to health care cost trend rates.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Changes in actuarial assumptions can also have a material effect on net periodic pension expense. A 0.25% reduction in the expected long-term rate of return on plan assets, or a 0.25% reduction in the discount rate, would have the effect of increasing the 2020 net periodic pension expense by approximately $2 million and $3 million, respectively.

The following table summarizes the benefits expected to be paid to participants in each of the next five years and in the aggregate for the five years thereafter (in millions):

	Payments Due
	2021	2022	2023	2024	2025	2026 - 2030
Defined benefit pension plan	$45	$45	$46	$47	$47	$243
Other postretirement benefits	5	5	5	6	5	19
Non-qualified benefit plans	2	2	3	2	2	11
Total	$52	$52	$54	$55	$54	$273

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

All contributions are invested in accordance with employees’ elections, limited to investment options available under the 401(k) Plan. PGE made contributions to employee accounts of $26 million in 2020, $25 million in 2019, and $23 million in 2018.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 12: INCOME TAXES

Income tax expense/(benefit) consists of the following (in millions):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$6	$9	$12
State and local	17	12	22
	23	21	34
Deferred:
Federal	(22)	(2)	(15)
State and local	(1)	8	(2)
	(23)	6	(17)
Income tax expense	$—	$27	$17

The significant differences between the U.S. Federal statutory rate and PGE’s Effective tax rate for financial reporting purposes are as follows:

	Years Ended December 31,
	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%
Federal tax credits(1)	(20.5)	(13.4)	(16.7)
State and local taxes, net of federal tax benefit(2)	10.1	6.5	6.5
Flow through depreciation and cost basis differences	(4.9)	1.5	1.5
Amortization of excess deferred income tax(3)	(4.7)	(3.7)	(4.1)
Other	(1.0)	(0.7)	(0.8)
Effective tax rate	—%	11.2%	7.4%

(1)    Federal tax credits consist primarily of production tax credits (PTCs) earned from Company-owned wind-powered generating facilities. The federal PTCs are earned based on a per-kilowatt hour rate, and as a result, the annual amount of PTCs earned will vary based on weather conditions and availability of the facilities. The PTCs are generated for 10 years from the corresponding facilities’ in-service dates. PGE’s PTC generation ended or will end at various dates between 2017 and 2030.
(2) In 2019, Oregon enacted HB 3427, which imposed a new gross receipts tax on companies with annual revenues in excess of $1 million and applies to tax years beginning on or after January 1, 2020. The legislation defines that the tax applies to commercial activities sourced in Oregon, less certain deductions. The resulting amount is taxed at 0.57%.
(3) The majority of excess deferred income taxes related to remeasurement under the TCJA is subject to IRS normalization rules and will be amortized over the remaining regulatory life of the assets using the average rate assumption method.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Deferred income tax assets and liabilities consist of the following (in millions):

	As of December 31,
	2020	2019
Deferred income tax assets:
Employee benefits	$136	$119
Price risk management	29	26
Regulatory liabilities	23	22
Tax credits	77	64
Total deferred income tax assets	265	231
Deferred income tax liabilities:
Depreciation and amortization	504	496
Regulatory assets	128	103
Other	7	10
Total deferred income tax liabilities	639	609
Deferred income tax liability, net	$374	$378

As of December 31, 2020, PGE has federal credit carryforwards of $77 million, consisting of PTCs, which will expire at various dates through 2040. PGE believes that it is more likely than not that its deferred income tax assets as of December 31, 2020 and 2019 will be realized; accordingly, no valuation allowance has been recorded. As of December 31, 2020, and 2019, PGE had no material unrecognized tax benefits.

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

NOTE 13: EQUITY-BASED PLANS

Employee Stock Purchase Plan

PGE has an employee stock purchase plan (ESPP) under which a total of 625,000 shares of the Company’s common stock may be issued. The ESPP permits all eligible employees to purchase shares of PGE common stock through regular payroll deductions, which are limited to 10% of base pay. Each year, employees may purchase up to a maximum of $25,000 in common stock or 1,500 shares (based on fair value on the purchase date), whichever is less. Two six-month offering periods occur annually, January 1 through June 30 and July 1 through December 31, during which eligible employees may contribute toward the purchase of shares of PGE common stock. Purchases occur the last day of the offering period, at a price equal to 95% of the fair value of the stock on the purchase date. As of December 31, 2020, there were 241,281 shares available for future issuance pursuant to the ESPP.

    Dividend Reinvestment and Direct Stock Purchase Plan
PGE has a Dividend Reinvestment and Direct Stock Purchase Plan (DRIP), under which a total of 2,500,000 shares of the Company’s common stock may be issued. Under the DRIP, investors may elect to buy shares of the Company’s common stock or elect to reinvest cash dividends in additional shares of the Company’s common stock. As of December 31, 2020, there were 2,462,263 shares available for future issuance pursuant to the DRIP.

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

	Units	Weighted Average Grant Date Fair Value
Nonvested units as of December 31, 2017	399,376	$37.98
Granted	198,864	37.99
Forfeited	(8,556)	39.73
Vested	(160,771)	36.77
Nonvested units of December 31, 2018	428,913	38.43
Granted	210,555	49.06
Forfeited	(9,041)	41.68
Vested	(167,037)	37.52
Nonvested units as of December 31, 2019	463,390	43.52
Granted	202,883	56.45
Forfeited	(17,341)	50.27
Vested	(170,536)	45.67
Nonvested units as of December 31, 2020	478,396	48.00

A total of 4,687,500 shares of common stock were registered for issuance under the Plan, of which 2,737,180 shares remain available for future issuance as of December 31, 2020.

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

Time-based RSUs generally vest over a period of up to three years from the grant date. The fair value of time-based RSUs is measured based on the closing price of PGE common stock on the date of grant and charged to compensation expense on a straight-line basis over the requisite service period for the entire award. The total value of time-based RSUs vested was $1 million for the years ended December 31, 2020, 2019 and 2018.

Performance-based RSUs vest based on the extent to which performance goals are met at the end of a three-year performance period, subject to adjustment by the Compensation and Human Resources Committee of PGE’s Board of Directors. The number of RSUs that may vest under grants awarded in 2018 is based on two equally-weighted metrics: i) actual return on equity relative to allowed return on equity; and ii) a relative total shareholder return (TSR) of PGE’s common stock as compared to an index of peer companies during the performance period. Based on the attainment of the goals, the number of RSUs that vest can range from zero to 175% of the RSUs granted. The number of RSUs that may vest under grants awarded in 2019 and 2020 is based on three equally-weighted metrics: i) actual return on equity relative to allowed return on equity; ii) average EPS growth; and iii) power supply portfolio decarbonization—and relative TSR as a modifier to the total of the three equally-weighted metrics. Based on the attainment of the goals, the number of RSUs that vest can range from zero to 175% of the RSUs granted.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
For return on equity, average EPS growth and carbon reduction metrics of the performance-based RSUs, fair value is measured based on the NYSE closing price of PGE common stock on the date of grant. For the TSR portion of the performance-based RSUs, fair value is determined using a Monte Carlo simulation with the following weighted average assumptions:

	2020			2019			2018
Risk-free interest rate			1.4%			2.5%			2.4%
Expected term (in years)			2.9			3.0			3.0
Volatility	13.5%	-	97.3%	14.8%	-	74.5%	14.7%	-	21.8%

There is no expected dividend yield used in the valuation, as it is assumed that all dividends distributed during the performance period are reinvested in the Company’s underlying stock. The fair value of performance-based RSUs is charged to compensation expense on a straight-line basis over the requisite service period for the entire award based on the number of shares expected to vest. Stock-based compensation expense was calculated assuming the attainment of performance goals that would allow the weighted average vesting of 157.3%, 129.0%, and 69.0% of awarded performance-based RSUs for the respective 2020, 2019, and 2018 grants, with an estimated 5% forfeiture rate.

The total value of performance-based RSUs vested was $9 million for the year ended December 31, 2020, $7 million for 2019, and $4 million for 2018.

Stock-based compensation, included in Administrative and other expense in the consolidated statements of income, was $11 million for the year ended December 31, 2020, $9 million for 2019, and $5 million in 2018. Such amounts differ from those reported in the consolidated statements of shareholders’ equity for stock-based compensation due primarily to the impact from the income tax payments made on behalf of employees. The Company withholds a portion of the vested shares for the payment of income taxes on behalf of the employees. Not included in Administrative and other expenses in the consolidated statements of income, is the net impact from these income tax payments, partially offset by the issuance of DERs, resulting in a charge to shareholders’ equity of $2 million in 2020, 2019, and 2018.

As of December 31, 2020, unrecognized stock-based compensation expense was $13 million, which is expected to be recognized over a weighted average period of one to three years. No stock-based compensation costs have been capitalized.

NOTE 15: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the year using the treasury stock method. Potential common shares consist of: i) employee stock purchase plan shares; and ii) contingently issuable time-based and performance-based restricted stock units, along with associated DERs. Unvested performance-based restricted stock units and associated DERs are included in dilutive potential common shares only after the performance criteria have been met. Anti-dilutive stock awards are excluded from the calculation of diluted earnings per common share.

Net income attributable to PGE common shareholders is the same for both the basic and diluted earnings per share computations. The reconciliations of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Years Ended December 31,
	2020	2019	2018
Weighted average common shares outstanding—basic	89,485	89,353	89,215
Dilutive potential common shares	160	206	132
Weighted average common shares outstanding—diluted	89,645	89,559	89,347

NOTE 16: COMMITMENTS AND GUARANTEES

Purchase Commitments

As of December 31, 2020, PGE’s estimated future minimum payments pursuant to purchase obligations for the following five years and thereafter are as follows (in millions):

	Payments Due
	2021	2022	2023	2024	2025	Thereafter	Total
Capital and other purchase commitments	$237	$33	$20	$1	$1	$55	$347
Purchased power and fuel:
Electricity purchases	250	257	284	278	249	2,886	4,204
Capacity contracts	9	9	9	9	9	—	45
Public utility districts	21	19	18	17	17	39	131
Natural gas	57	42	37	43	43	578	800
Coal and transportation	27	27	27	27	27	—	135
Total	$601	$387	$395	$375	$346	$3,558	$5,662

Capital and other purchase commitments—Certain commitments have been made for 2021 and beyond that include those related to hydro licenses, upgrades to generation, distribution, and transmission facilities, information systems, and system maintenance work. Termination of these agreements could result in cancellation charges.

Electricity purchases and Capacity contracts—PGE has power purchase agreements with counterparties, which expire at varying dates through 2052, and power capacity contracts through 2028.

Public utility districts—PGE has long-term power purchase agreements with certain public utility districts (PUDs) in the state of Washington:
•Grant County PUD for the Priest Rapids and Wanapum Hydroelectric Projects, and
•Douglas County PUD for the Wells Hydroelectric Project.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Selected information regarding these projects is summarized as follows (dollars in millions):

	Capacity Charges and Revenue Bonds as of December 31, 2020	PGE’s Average Share as of December 31, 2020		Contract Expiration	Total PGE Contract Costs
		Output	Capacity		2020	2019	2018
			(in MW)
Priest Rapids and Wanapum	$1,880	8.6%	163	2052	$25	$21	$17
Wells	572	16.6	94	2028	23	16	11

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

Coal and transportation—PGE had coal and related rail transportation agreements with take-or-pay provisions related to the Boardman coal-fired generation plant (Boardman) that expired in December 2020 in conjunction with the cessation of coal fired generation at Boardman. The Company has a coal agreement with take-or-pay provisions related to Colstrip Units 3 and 4 coal-fired generation plant (Colstrip) that expires in December 2025.

Guarantees

PGE enters into financial agreements, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of December 31, 2020, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the consolidated balance sheets with respect to these indemnities.

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

PGE does not record leases with a term of 12-months or less in the consolidated balance sheets. Total short-term lease costs as of December 31, 2020 are immaterial. PGE has lease agreements with lease and non-lease components, which are accounted for separately.

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

The components of lease cost were as follows (in millions):

	2020	2019

Operating lease cost	$8	$7
Finance lease cost:
Amortization of right-of-use assets	$5	$3
Interest on lease liabilities	10	6
Total finance lease cost	$15	$9

Variable lease cost	$12	$19

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Supplemental information related to amounts and presentation of leases in the consolidated balance sheets is presented below (in millions):

	Balance Sheet Classification	December 31, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	Other noncurrent assets	$44	$51

Current liabilities	Accrued expenses and other current liabilities	$8	$8
Noncurrent liabilities	Other noncurrent liabilities	36	43
Total operating lease liabilities*		$44	$51
Finance Leases:
Finance lease right-of-use assets	Electric utility plant, net	$145	$150

Current liabilities	Current portion of finance lease obligations	$16	$16
Noncurrent liabilities	Finance lease obligations, net of current portion	129	135
Total finance lease liabilities		$145	$151
*Included in lease liabilities are $25 million and $32 million related to power purchase agreements for the years ended December 31, 2020 and 2019, respectively.

Lease term and discount rates were as follows:

	December 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	26	24
Finance leases	28	29
Weighted Average Discount Rate
Operating leases	3.6%	3.5%
Finance leases	7.3%	7.3%
PGE’s gas storage finance lease contains five 10-year renewal periods which have not been included in the finance lease obligation.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
As of December 31, 2020, maturities of lease liabilities were as follows (in millions):

	Operating Leases	Finance Leases

2021	$8	$16
2022	8	16
2023	8	14
2024	7	14
2025	1	13
Thereafter	45	222
Total lease payments	77	295
Less imputed interest	(33)	(150)
Total	$44	$145

Supplemental cash flow information related to leases was as follows (in millions):

	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8	$7
Operating cash flows from finance leases	10	5
Financing cash flows from finance leases	6	4
Right-of-use assets obtained in leasing arrangements:
Operating leases	$—	$56
Finance leases	—	154

As of December 31, 2020, PGE has an additional operating lease for an energy storage agreement that has not yet commenced with an estimated present value of future lease payments of $30 million. This lease is expected to commence in 2022 with a lease term of 20 years.

NOTE 18: JOINTLY-OWNED PLANT

As of December 31, 2020, PGE had the following investments in jointly-owned plant (dollars in millions):

	PGE Share	In-service Date			Plant In-service	Accumulated Depreciation*	Construction Work In Progress
Colstrip	20.00%	1986			$566	$387	$7
Pelton/Round Butte	66.67%	1958	/	1964	283	82	7
Total					$849	$469	$14

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

The Company operated, and continues to have a 90% ownership interest in, Boardman, which ceased coal-fired operations during the fourth quarter of 2020. The Company has begun the initial steps toward decommissioning the

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
facility. As of December 31, 2020, PGE’s ARO liability for its 90% share of the decommissioning costs was $44 million.

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

The EPA finalized the feasibility study, along with the remedial investigation, and the results provided the framework for the EPA to determine a clean-up remedy for Portland Harbor that was documented in a Record of Decision (ROD) issued in 2017. The ROD outlined the EPA’s selected remediation plan for clean-up of the Portland Harbor site, which has an undiscounted estimated total cost of $1.7 billion, comprised of $1.2 billion related to remediation construction costs and $0.5 billion related to long-term operation and maintenance costs. Remediation construction costs were estimated to be incurred over a 13-year period, with long-term operation and maintenance costs estimated to be incurred over a 30-year period from the start of construction. Stakeholders have raised concerns that EPA’s cost estimates are understated. The EPA acknowledged the estimated costs are based on data that was outdated and that pre-remedial design sampling was necessary to gather updated baseline data to better refine the remedial design and estimated cost.

A small group of PRPs performed pre-remedial design sampling to update baseline data and submitted the data in an updated evaluation report to the EPA for review. The evaluation report concluded that the conditions of the Portland Harbor Superfund site have improved substantially over the past ten years. In response, the EPA indicated that while it would use the data to inform implementation of the ROD, the EPA’s conclusions remained materially unchanged. With the completion of pre-remedial design sampling, Portland Harbor is now in the remedial design phase, which consists of additional technical information and data collection to be used to design the expected remedial actions. Certain PRPs, not including PGE, have entered into consent agreements to perform remedial design and the EPA has indicated it will take the initial lead to perform remedial design on the remaining areas. The EPA announced on February 12, 2021 that 100% of Portland Harbor is under an active engineering design phase.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The impact of such costs to the Company’s results of operations is mitigated by the Portland Harbor Environmental Remediation Account (PHERA) mechanism. As approved by the OPUC in 2017, the PHERA allows the Company to defer and recover incurred environmental expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, such as insurance recoveries, and if necessary, through customer prices. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds. Annual expenditures in excess of $6 million, excluding expenses related to contingent liabilities, are subject to an annual earnings test and would be ineligible for recovery to the extent PGE’s actual regulated return on equity exceeds its return on equity as authorized by the OPUC in PGE’s most recent general rate case. Under the PHERA mechanism in 2020, PGE incurred and deferred $6 million related to defense costs, net of an immaterial estimated refund as a result of PGE overearning in the regulated earnings test for this deferral. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or ineligible per the prescribed earnings test. The Company plans to seek recovery of any costs resulting from the EPA’s determination of liability for Portland Harbor through application of the PHERA. At this time, PGE is not recovering any Portland Harbor cost from the PHERA through customer prices.

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

In 2003, in two separate proceedings, lawsuits were filed against PGE on behalf of two classes of electric service customers: i) Dreyer, Gearhart and Kafoury Bros., LLC v. Portland General Electric Company, Marion County Circuit Court (Circuit Court); and ii) Morgan v. Portland General Electric Company, Marion County Circuit Court. The class action lawsuits sought damages totaling $260 million, plus interest, as a result of the Company’s inclusion, in prices charged to customers, of a return on its investment in Trojan.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
On April 7, 2020, the Plaintiffs filed a petition with the OSC requesting review and reversal of the Court of Appeals opinion. On July 16, 2020, the OSC issued an order that denied the petition for review.

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

In October 2018, DRA filed an appeal, and PGE and CTWS filed cross-appeals, to the Ninth Circuit Court of Appeals. The appeals are fully briefed and the parties await a schedule for oral argument.

The Company cannot predict the outcome of this matter or determine the likelihood of whether the outcome will result in a material loss.

Shareholder Lawsuits

During September and October, 2020, three putative class action complaints were filed in U.S. District Court for the District of Oregon against PGE and certain of its officers, captioned Hessel v. Portland General Electric Co., No. 20-cv-01523 (“Hessel”), Cannataro v. Portland General Electric Co., No. 3:20-cv-01583 (“Cannataro”), and Public Employees’ Retirement System of Mississippi v. Portland General Electric Co., No. 20-cv-01786 (“PERS of Mississippi”). Two of these actions were filed on behalf of purported purchasers of PGE stock between April 24, 2020, and August 24, 2020; a third action was filed on behalf of purported purchasers of PGE stock between February 13, 2020, and August 24, 2020.

During the fourth quarter of 2020, the plaintiff in Hessel voluntarily dismissed his case and the court consolidated Cannataro and PERS of Mississippi into a single case captioned In re Portland General Electric Company Securities Litigation and appointed Public Employees’ Retirement System of Mississippi lead plaintiff (“Lead Plaintiff”). On January 11, 2021, Lead Plaintiff filed an amended complaint asserting causes of action arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for alleged misstatements and omissions regarding,

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
among other things, PGE’s alleged lack of sufficient internal controls and risks associated with PGE's trading activity in wholesale electric markets, purportedly on behalf of purchasers of PGE stock between February 13, 2020, and August 24, 2020. The complaint demands a jury trial and seeks compensatory damages of an unspecified amount and reimbursement of plaintiffs' costs, and attorneys' and expert fees.

The Company intends to vigorously defend against the lawsuit. Since the lawsuit is in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible loss.

Putative Shareholder Derivative Lawsuit

On January 26, 2021, a putative shareholder derivative lawsuit, was filed in Multnomah County Circuit Court, Oregon, captioned Shimberg v. Pope, No. 21- cv-02957, against one current and one former PGE executive and several members of the Company's Board of Directors (collectively, the "Individual Defendants") and naming the Company as a nominal defendant only. The plaintiff asserts a claim for alleged breaches of fiduciary duties purportedly on behalf of PGE, arising from the energy trading losses the Company previously announced in August 2020. The plaintiff alleges that the Individual Defendants made material misstatements and omissions and allowed the Company to operate with inadequate internal controls. The complaint demands a jury trial and seeks damages to be awarded to the Company of not less than $10 million, equitable relief to remedy the alleged breaches of fiduciary duty, and an award of plaintiff’s attorneys’ fees and costs.

Since the lawsuit is in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible loss.

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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report pursuant to Rule 13a-15(c) under the Exchange Act. Management’s assessment was based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting, as of December 31, 2020, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who audits the Company’s consolidated financial statements, as stated in their report included in Item 8.—“Financial Statements and Supplementary Data,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2020.

(c)     Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Item 10 is incorporated herein by reference to the relevant information under the captions “Corporate Governance” and “Item 1: Election of Directors” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (SEC) in connection with the Annual Meeting of Shareholders scheduled to be held on April 28, 2021. Information regarding executive officers of Portland General Electric Company may be found in Part I, Item 1. Business of this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the relevant information under the captions “Corporate Governance—Director Compensation,” “Corporate Governance—Compensation Committee Interlocks,” “Compensation and Human Resources Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on April 28, 2021.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the relevant information under the captions “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers,” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on April 28, 2021.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on April 28, 2021.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the relevant information under the captions “Principal Accountant Fees and Services” and “Pre-Approval Policy for Independent Auditor Services” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on April 28, 2021.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)    Exhibit Listing

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1*	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (Form 8-K filed May 9, 2014, Exhibit 3.1).
3.2*	Eleventh Amended and Restated Bylaws of Portland General Electric Company (Form 10-K filed February 15, 2019, Exhibit 3.2).
(4)	Instruments defining the rights of security holders, including indentures
4.1*	Portland General Electric Company Indenture of Mortgage and Deed of Trust dated July 1, 1945 (Form 8, Amendment No. 1 dated June 14, 1965) (File No. 001-05532-99).
4.2*	Fortieth Supplemental Indenture dated October 1, 1990 (Form 10-K for the year ended December 31, 1990, Exhibit 4) (File No. 001-05532-99).
4.3*	Sixty-second Supplemental Indenture dated April 1, 2009 (Form 8-K filed April 16, 2009, Exhibit 4.1) (File No. 001-05532-99).
4.4*	Seventy-third Supplemental Indenture dated August 1, 2017, between the Company and Wells Fargo Bank, National Association, as Trustee (Form 8-K filed August 3, 2017, Exhibit 4.1).
4.5*	Seventy-fifth Supplemental Indenture, dated April 1, 2019, between the Company and Wells Fargo Bank, National Association, as trustee (Form 8-K filed April 15, 2019, Exhibit 4.1).
4.6*	Description of Securities (Form 10-K filed February 15, 2019, Exhibit 4.6).
(10)	Material Contracts
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

10.5*	Portland General Electric Company Severance Pay Plan for Executive Employees, as amended and restated effective February 14, 2017 (Form 10-K filed February 17, 2017, Exhibit 10.2). +
10.6*	Portland General Electric Company Outplacement Assistance Plan dated June 15, 2005 (Form 8-K filed June 20, 2005, Exhibit 10.2) (File No. 001-05532-99). +
10.7*	Portland General Electric Company 2005 Management Deferred Compensation Plan dated January 1, 2005 (Form 10-K filed March 11, 2005, Exhibit 10.18) (File No. 001-05532-99). +
10.8*	Portland General Electric Company Management Deferred Compensation Plan dated March 12, 2003 (Form 10-Q filed May 15, 2003, Exhibit 10.1) (File No. 001-05532-99). +

Exhibit Number	Description
10.9*	Portland General Electric Company Supplemental Executive Retirement Plan dated March 12, 2003 (Form 10-Q filed May 15, 2003, Exhibit 10.2) (File No. 001-05532-99). +
10.10*	Portland General Electric Company Umbrella Trust for Management dated March 12, 2003 (Form 10-Q filed May 15, 2003, Exhibit 10.4) (File No. 001-05532-99). +
10.11*	Portland General Electric Company Stock Incentive Plan, As Amended and Restated Effective February 13, 2018. (Form 10-Q filed April 27, 2018, Exhibit 10.1) (File No. 001-055532-99). +
10.12*	Portland General Electric Company 2006 Outside Directors’ Deferred Compensation Plan (Form 8-K filed May 17, 2006, Exhibit 10.1) (File No. 001-05532-99). +
10.13*	Form of Portland General Electric Company Agreement Concerning Indemnification and Related Matters (Form 8-K filed December 24, 2009, Exhibit 10.1) (File No. 001-05532-99). +
10.14*
Form of Portland General Electric Company Agreement Concerning Indemnification and Related Matters for Officers and Key Employees (Form 8-K filed February 19, 2010, Exhibit 10.1) (File No. 001-05532-99). +

10.15*	Form of Directors’ Restricted Stock Unit Agreement (Form 10-K filed February 15, 2019, Exhibit 10.18).+
10.16*	Form of Officers’ and Key Employees’ Performance Stock Unit Agreement (Form 10-K filed February 15, 2019, Exhibit 10.19).+
10.17*	Form of Officers’ and Key Employees’ Restricted Stock Unit Agreement (Form 10-K filed February 15, 2019, Exhibit 10.20).+
10.18*	Separation Agreement dated September 27, 2019 by and between William Nicholson and Portland General Electric Company. (Form 10-K filed February 15, 2019, Exhibit 10.21).+
10.19	Portland General Electric Company Amended and Restated Incentive Compensation Clawback and Cancellation Policy.+
10.20	Portland General Electric Company Annual Cash Incentive Plan, as Amended and Restated February 17, 2021.+
10.21	Form of Officers’ and Key Employees’ Performance Stock Unit Agreement.+
10.22	Form of Officers’ and Key Employees’ Restricted Stock Unit Agreement.+
(23)	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
(32)	Section 1350 Certifications
32.1	Certifications of Chief Executive Officer and Chief Financial Officer.
(101)	Interactive Data File
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Annual Report on Form 10-K filed February 14, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

ITEM 16.     FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2021.

PORTLAND GENERAL ELECTRIC COMPANY

By:	/s/ MARIA M. POPE
Maria M. Pope
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 18, 2021.

Signature	Title

/s/ MARIA M. POPE	President, Chief Executive Officer, and Director (principal executive officer)
Maria M. Pope

/s/ JAMES A. AJELLO	Senior Vice President of Finance, Chief Financial Officer, and Treasurer (principal financial and accounting officer)
James A. Ajello

/s/ JOHN W. BALLANTINE	Director
John W. Ballantine

/s/ RODNEY L. BROWN, JR.	Director
Rodney L. Brown, Jr.

/s/ JACK E. DAVIS	Director
Jack E. Davis

/s/ KIRBY A. DYESS	Director
Kirby A. Dyess

/s/ MARK B. GANZ	Director
Mark B. Ganz

/s/ MARIE OH HUBER	Director
Marie Oh Huber

/s/ KATHRYN J. JACKSON	Director
Kathryn J. Jackson

/s/ MICHAEL A. LEWIS	Director
Michael A. Lewis

/s/ MICHAEL H. MILLEGAN	Director
Michael H. Millegan

/s/ NEIL J. NELSON	Director
Neil J. Nelson

/s/ M. LEE PELTON	Director
M. Lee Pelton

/s/ CHARLES W. SHIVERY	Director
Charles W. Shivery

/s/ JAMES P. TORGERSON	Director
James P. Torgerson