Form 10-Q
period 2021-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2021-04-30
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

Number of shares of common stock outstanding as of April 26, 2021 is 89,605,758 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Revenues, net	$612	$564
Alternative revenue programs, net of amortization	(3)	9
Total revenues	609	573
Operating expenses:
Purchased power and fuel	169	153
Generation, transmission and distribution	80	73
Administrative and other	86	71
Depreciation and amortization	103	108
Taxes other than income taxes	38	35
Total operating expenses	476	440
Income from operations	133	133
Interest expense, net	34	33
Other income (expense):
Allowance for equity funds used during construction	4	3
Miscellaneous income (expense), net	2	(4)
Other income (expense), net	6	(1)
Income before income tax expense	105	99
Income tax expense	9	18
Net income	96	81
Other comprehensive income	—	1
Comprehensive income	$96	$82

Weighted-average common shares outstanding (in thousands):
Basic	89,556	89,429
Diluted	89,703	89,579

Earnings per share—Basic and diluted	$1.07	$0.91

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$135	$257
Accounts receivable, net	268	271
Inventories	67	72
Regulatory assets—current	25	23
Other current assets	127	98
Total current assets	622	721
Electric utility plant, net	7,616	7,539
Regulatory assets—noncurrent	591	569
Nuclear decommissioning trust	44	45
Non-qualified benefit plan trust	43	42
Other noncurrent assets	153	153
Total assets	$9,069	$9,069

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	March 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199	$153
Liabilities from price risk management activities—current	20	14
Short-term debt	200	150
Current portion of long-term debt	20	160
Current portion of finance lease obligation	16	16
Accrued expenses and other current liabilities	319	322
Total current liabilities	774	815
Long-term debt, net of current portion	2,886	2,886
Regulatory liabilities—noncurrent	1,353	1,369
Deferred income taxes	391	374
Unfunded status of pension and postretirement plans	299	299
Liabilities from price risk management activities—noncurrent	118	136
Asset retirement obligations	270	270
Non-qualified benefit plan liabilities	101	101
Finance lease obligations, net of current portion	128	129
Other noncurrent liabilities	74	77
Total liabilities	6,394	6,456
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, no par value, 160,000,000 shares authorized; 89,576,748 and 89,537,331 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,233	1,231
Accumulated other comprehensive loss	(11)	(11)
Retained earnings	1,453	1,393
Total shareholders’ equity	2,675	2,613
Total liabilities and shareholders’ equity	$9,069	$9,069

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$96	$81
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	108
Deferred income taxes	(1)	7
Pension and other postretirement benefits	6	6
Allowance for equity funds used during construction	(4)	(3)
Decoupling mechanism deferrals, net of amortization	3	(9)
Amortization of net benefits due to Tax Reform	—	(6)
Deferral of incremental storm costs	(41)	—
Other non-cash income and expenses, net	13	19
Changes in working capital:
(Increase)/decrease in accounts receivable, net	(2)	19
Decrease/(increase) in inventories	4	(1)
(Increase)/decrease in margin deposits	(1)	(19)
Increase/(decrease) in accounts payable and accrued liabilities	26	(22)
Other working capital items, net	(14)	(9)
Other, net	(20)	(16)
Net cash provided by operating activities	168	155

Cash flows from investing activities:
Capital expenditures	(153)	(162)
Sales of Nuclear decommissioning trust securities	3	3
Purchases of Nuclear decommissioning trust securities	(3)	(2)
Other, net	(9)	4
Net cash used in investing activities	(162)	(157)

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	119
Payments on long-term debt	(140)	(98)
Borrowings on short-term debt	200	20
Repayments of short-term debt	(150)	(20)
Issuance of commercial paper, net	—	20
Dividends paid	(36)	(34)
Other	(2)	(5)
Net cash provided by (used in) financing activities	(128)	2
Increase (Decrease) in cash and cash equivalents	(122)	—
Cash and cash equivalents, beginning of period	257	30
Cash and cash equivalents, end of period	$135	$30

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$16	$12

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon. The Company participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to provide reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company’s corporate headquarters is located in Portland, Oregon and its 4,000 square mile, state-approved service area encompasses 51 incorporated cities entirely within the State of Oregon. As of March 31, 2021, PGE served 909,000 retail customers within a service area of 1.9 million residents.

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

The financial information included herein as of and for the three months ended March 31, 2021 and 2020 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of normal recurring nature, unless otherwise noted. The financial information as of December 31, 2020 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three months ended March 31, 2021 and 2020.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended March 31,
	2021	2020
Retail:
Residential	$310	$279
Commercial	162	159
Industrial	60	51
Direct access customers	11	11
Subtotal	543	500
Alternative revenue programs, net of amortization	(3)	9
Other accrued revenues, net	13	5
Total retail revenues	553	514
Wholesale revenues*	33	47
Other operating revenues	23	12
Total revenues	$609	$573
* Wholesale revenues include $5 million and $16 million related to electricity commodity contract derivative settlements for the three months ended March 31, 2021 and 2020, respectively. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

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

Accounts Receivable, Net

Accounts receivable, net includes $86 million and $97 million of unbilled revenues as of March 31, 2021 and December 31, 2020, respectively. Accounts receivable, net is net of an allowance for credit losses of $20 million as of March 31, 2021. The following summarizes activity in the allowance for credit losses (in millions):

Three Months Ended March 31,
2021
Balance as of beginning of period	$16
Increase in provision	7
Amounts written off	(4)
Recoveries	1
Balance as of end of period	$20

Other Current Assets

Other current assets consist of the following (in millions):

	March 31, 2021	December 31, 2020
Prepaid expenses	$68	$57
Assets from price risk management activities	50	33
Margin deposits	9	8
Other current assets	$127	$98

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	March 31, 2021	December 31, 2020
Electric utility plant	$11,073	$10,974
Construction work-in-progress	472	429
Total cost	11,545	11,403
Less: accumulated depreciation and amortization	(3,929)	(3,864)
Electric utility plant, net	$7,616	$7,539

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $403 million and $388 million as of March 31, 2021 and December 31, 2020, respectively. Amortization expense related to intangible assets was $15 million for the three months ended March 31, 2021 and 2020. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	March 31, 2021			December 31, 2020
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$—		$103	$—		$124
Pension and other postretirement plans	—		234	—		240
Debt issuance costs	—		25	—		25
Trojan decommissioning activities	—		97	—		95
Incremental storm costs	—		41	—		—
Other	25		91	23		85
Total regulatory assets	$25		$591	$23		$569
Regulatory liabilities:
Asset retirement removal costs	$—		$1,020	$—		$1,016
Deferred income taxes	—		222	—		239
Asset retirement obligations	—		38	—		37
Price risk management	30		—	18		—
Other	12		73	5		77
Total regulatory liabilities	$42	(1)	$1,353	$23	(1)	$1,369

(1)Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Incremental storm costs represents the incremental costs incurred during the three months ended March 31, 2021 to repair damage to PGE’s transmission and distribution systems and restore power to customers. As a result of the historic February winter storms, Oregon’s Governor declared a state of emergency on February 13, 2021. On February 15, 2021, PGE filed an application for authorization to defer emergency restoration costs for the February storms (Docket UM 2156) . PGE does not expect an OPUC decision on the February storm deferral until later in 2021 or 2022. While the Company believes the full amount of the deferral is probable of recovery as PGE’s prudently incurred costs were in response to the unique and unprecedented nature of the storms, the OPUC has significant discretion in making the final determination of recovery which could result in a portion or all of PGE’s deferral being disallowed for recovery.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	March 31, 2021	December 31, 2020
Accrued employee compensation and benefits	$48	$67
Accrued taxes payable	45	36
Accrued interest payable	43	29
Accrued dividends payable	37	38
Regulatory liabilities—current	42	23
Other	104	129
Total accrued expenses and other current liabilities	$319	$322

Credit Facilities

As of March 31, 2021, PGE had a $500 million revolving credit facility scheduled to expire in November 2023. The Company has the ability to expand the revolving credit facility to $600 million, if needed. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on PGE’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of March 31, 2021, PGE was in compliance with this covenant with a 55.2% debt-to-total capital ratio. The aggregate unused available credit capacity under the revolving credit facility was $500 million.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility to cover any potential need to repay any commercial paper that may be outstanding at the time. As of March 31, 2021, PGE had no commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has four letter of credit facilities that provide a total capacity of $220 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $75 million were outstanding as of March 31, 2021. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

On April 9, 2020, PGE obtained a 364-day term loan from lenders in the aggregate principal of $150 million. The term loan bore interest for the relevant interest period at LIBOR plus 1.25%. The interest rate was subject to adjustment pursuant to the terms of the loan. On March 31, 2021, this term loan was repaid in full with proceeds from the term loan described below.

On March 31, 2021, PGE obtained an unsecured 364-day term loan in the aggregate principal amount of $200 million. The term loan will bear interest for the relevant interest period at LIBOR plus 0.70%, with the interest rate subject to adjustment pursuant to terms of the loan. The credit agreement expires on March 30, 2022, with any outstanding balance due and payable on such date. The Company used a portion of the proceeds to repay the prior 364-day term loan, with the remainder of the proceeds used for general corporate purposes.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Pursuant to an order issued by the Federal Energy Regulatory Commission (FERC), the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2022.

Long-term Debt

On January 6, 2021, the Company made a $140 million scheduled repayment on a 2.51% Series of First Mortgage Bonds with available cash.

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Service cost	$5	$4
Interest cost*	7	8
Expected return on plan assets*	(11)	(11)
Amortization of net actuarial loss*	5	4
Net periodic benefit cost	$6	$5
* The expense portion of non-service cost components are included in Miscellaneous income (loss), net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE estimated the fair value of financial asset and liability instruments as of March 31, 2021 and December 31, 2020, and classified these financial instruments based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

The Company’s financial assets and liabilities whose values were recognized at fair value in the Company’s condensed consolidated balance sheets are as follows by level within the fair value hierarchy (in millions):

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	As of March 31, 2021
	Level 1	Level 2	Level 3	Other(2)	Total
Assets:
Cash equivalents	$72	$—	$—	$—	$72
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	12	7	—	—	19
Corporate credit	—	12	—	—	12
Money market funds measured at NAV (2)	—	—	—	13	13
Non-qualified benefit plan trust: (3)
Money market funds	1	—	—	—	1
Equity securities	1	—	—	—	1
Debt securities—domestic government	8	—	—	—	8
Price risk management activities: (1) (4)
Electricity	—	14	5	—	19
Natural gas	—	44	2	—	46
	$94	$77	$7	$13	$191
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$11	$123	$—	$134
Natural gas	—	3	1	—	4
	$—	$14	$124	$—	$138

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
(4)For further information, see Note 5, Risk Management.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$255	$—	$—	$—	$255
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	9	11	—	—	20
Corporate credit	—	13	—	—	13
Money market funds measured at NAV (2)	—	—	—	12	12
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	1	—	—	—	1
Money market funds	1	—	—	—	1
Equity securities	7	—	—	—	7
Price risk management activities: (1) (4)
Electricity	—	4	4	—	8
Natural gas	—	36	1	—	37
	$273	$64	$5	$12	$354
Liabilities:
Price risk management activities: (1) (4)
Electricity	—	5	141	—	146
Natural gas	—	4	1	—	5
	$—	$9	$142	$—	$151

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of March 31, 2021
Electricity physical forwards	$—	$123	Discounted cash flow	Electricity forward price (per MWh)	$5.75	$73.58	$33.39
Natural gas financial swaps	2	1	Discounted cash flow	Natural gas forward price (per Decatherm)	1.60	4.32	2.22
Electricity financial futures	5	—	Discounted cash flow	Electricity forward price (per MWh)	5.75	73.58	37.97
	$7	$124
As of December 31, 2020
Electricity physical forwards	$—	$141	Discounted cash flow	Electricity forward price (per MWh)	$11.17	$51.18	$29.74
Natural gas financial swaps	1	1	Discounted cash flow	Natural gas forward price (per Decatherm)	1.52	4.33	2.29
Electricity financial futures	4	—	Discounted cash flow	Electricity forward price (per MWh)	8.78	58.42	43.71
	$5	$142

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Balance as of the beginning of the period	$137	$97
Net realized and unrealized losses/(gains)*	(21)	39
Transfers from Level 3 to Level 2	1	(2)
Balance as of the end of the period	$117	$134
* Both realized and unrealized losses/(gains), of which unrealized portion are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Revenues, net or Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income.

Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The value of the Company’s FMBs and PCRBs is classified as a Level 2 fair value measurement.

As of March 31, 2021, the carrying amount of PGE’s long-term debt was $2,906 million, net of $12 million of unamortized debt expense, and its estimated aggregate fair value was $3,359 million. As of December 31, 2020, the carrying amount of PGE’s long-term debt was $3,046 million, net of $13 million of unamortized debt expense, and its estimated aggregate fair value was $3,808 million.

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

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	March 31, 2021	December 31, 2020
Current assets:
Commodity contracts:
Electricity	$14	$4
Natural gas	36	29
Total current derivative assets(1)	50	33
Noncurrent assets:
Commodity contracts:
Electricity	5	4
Natural gas	10	8
Total noncurrent derivative assets(1)	15	12
Total derivative assets(2)	$65	$45
Current liabilities:
Commodity contracts:
Electricity	$17	$13
Natural gas	3	2
Total current derivative liabilities	20	15
Noncurrent liabilities:
Commodity contracts:
Electricity	117	133
Natural gas	1	3
Total noncurrent derivative liabilities	118	136
Total derivative liabilities(2)	$138	$151
(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.
(2) As of March 31, 2021 and December 31, 2020, no derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	March 31, 2021		December 31, 2020
Commodity contracts:
Electricity	5	MWhs	6	MWhs
Natural gas	154	Decatherms	137	Decatherms
Foreign currency	$19	Canadian	$19	Canadian
PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of March 31, 2021, gross amounts included as Price risk management liabilities subject to master netting agreements was $1 million, comprised solely of natural gas contracts for which PGE posted no collateral. As of December 31, 2020, PGE had no material master netting arrangements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Revenues, net or Purchased power and fuel, as applicable, in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Commodity contracts:
Electricity	$(23)	$32
Natural Gas	(25)	9
Foreign currency exchange	—	1
Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended March 31, 2021 and 2020, net gains of $39 million and net losses of $42 million, respectively, have been offset.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss/(gain) recorded as of March 31, 2021 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Commodity contracts:
Electricity	$3	$1	$8	$8	$8	$87	$115
Natural gas	(28)	(12)	(2)	—	—	—	(42)
Net unrealized loss/(gain)	$(25)	$(11)	$6	$8	$8	$87	$73
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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2021 was $128 million, for which PGE has posted $9 million in collateral, consisting entirely of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered at March 31, 2021, the cash requirement to either post as collateral or settle the instruments immediately would have been $125 million. As of March 31, 2021, PGE had $8 million cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheet.

Counterparties representing 10% or more of assets and liabilities from price risk management activities were as follows:

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	March 31, 2021	December 31, 2020
Assets from price risk management activities:
Counterparty A	14%	12%
Counterparty B	13	17
Counterparty C	17	21
Counterparty D	14	16
	58%	66%
Liabilities from price risk management activities:
Counterparty E	89%	93%
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

For the three months ended March 31, 2021, unvested performance-based restricted stock units and related dividend equivalent rights of 373 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 301 thousand shares excluded for the three months ended March 31, 2020.

Net income (loss) is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted-average common shares outstanding—basic	89,556	89,429
Dilutive effect of potential common shares	147	150
Weighted-average common shares outstanding—diluted	89,703	89,579

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three-month periods ended March 31, 2021 and 2020 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2020	89,537,331	$1,231	$(11)	$1,393	$2,613
Issuances of shares pursuant to equity-based plans	39,417	—	—	—	—
Stock-based compensation	—	2	—	—	2
Dividends declared ($0.4075 per share)	—	—	—	(36)	(36)
Net income	—	—	—	96	96
Balances as of March 31, 2021	89,576,748	$1,233	$(11)	$1,453	$2,675

Balances as of December 31, 2019	89,387,124	$1,220	$(10)	$1,381	$2,591
Issuances of shares pursuant to equity-based plans	77,397	—	—	—	—
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.3850 per share)	—	—	—	(35)	(35)
Net income	—	—	—	81	81
Balances as of March 31, 2020	89,464,521	$1,220	$(9)	$1,427	$2,638

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

A small group of PRPs performed pre-remedial design sampling to update baseline data and submitted the data in an updated evaluation report to the EPA for review. The evaluation report concluded that the conditions of Portland Harbor have improved substantially over the past ten years. In response, the EPA indicated that while it would use the data to inform implementation of the ROD, the EPA’s conclusions remained materially unchanged. With the completion of pre-remedial design sampling, Portland Harbor is now in the remedial design phase, which consists of additional technical information and data collection to be used to design the expected remedial actions. Certain PRPs, not including PGE, have entered into consent agreements to perform remedial design and the EPA has

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
indicated it will take the initial lead to perform remedial design on the remaining areas. The EPA announced on February 12, 2021 that 100 percent of Portland Harbor is under an active engineering design phase.

PGE continues to participate in a voluntary process to determine an appropriate allocation of costs amongst the PRPs. Significant uncertainties remain surrounding facts and circumstances that are integral to the determination of such an allocation percentage, including remedial design, a final allocation methodology, and data with regard to property specific activities and history of ownership of sites within Portland Harbor that will inform the precise boundaries for clean-up. It is probable that PGE will share in a portion of the costs related to Portland Harbor. However, based on the above facts and remaining uncertainties, PGE does not currently have sufficient information to reasonably estimate the amount, or range, of its potential liability or determine an allocation percentage that would represent PGE’s portion of the liability to clean-up Portland Harbor, although such costs could be material to PGE’s financial position.

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

In October 2018, DRA filed an appeal, and PGE and the CTWS filed cross-appeals, to the Ninth Circuit Court of Appeals. The appeals are fully briefed and oral argument is set for May 7, 2021.

The Company cannot predict the outcome of this matter or determine the likelihood of whether the outcome will result in a material loss.

Securities Case

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

During the fourth quarter of 2020, the plaintiff in Hessel voluntarily dismissed his case and the court consolidated Cannataro and PERS of Mississippi into a single case captioned In re Portland General Electric Company Securities Litigation and appointed Public Employees’ Retirement System of Mississippi lead plaintiff (“Lead Plaintiff”). On January 11, 2021, Lead Plaintiff filed an amended complaint asserting causes of action arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for alleged misstatements and omissions regarding, among other things, PGE’s alleged lack of sufficient internal controls and risks associated with PGE's trading activity in wholesale electric markets, purportedly on behalf of purchasers of PGE stock between February 13, 2020, and August 24, 2020 (“the Amended Complaint”). The Amended Complaint demands a jury trial and seeks compensatory damages of an unspecified amount and reimbursement of plaintiffs’ costs, and attorneys’ and expert fees. On March 12, 2021, the defendants filed a motion to dismiss the Amended Complaint. Briefing on the motion to dismiss is ongoing with oral argument set for July 9, 2021.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The Company intends to vigorously defend against the lawsuit. Since the lawsuit is in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible loss.

Putative Shareholder Derivative Lawsuits

On January 26, 2021, a putative shareholder derivative lawsuit was filed in Multnomah County Circuit Court, Oregon, captioned Shimberg v. Pope, No. 21- cv-02957, against one current and one former PGE executive and several members of the Company's Board of Directors (collectively, the "Individual Defendants") and naming the Company as a nominal defendant only. The plaintiff asserts a claim for alleged breaches of fiduciary duties, purportedly on behalf of PGE, arising from the energy trading losses the Company previously announced in August 2020. The plaintiff alleges that the Individual Defendants made material misstatements and omissions and allowed the Company to operate with inadequate internal controls. The complaint demands a jury trial and seeks damages to be awarded to the Company of not less than $10 million, equitable relief to remedy the alleged breaches of fiduciary duty, and an award of plaintiff’s attorneys’ fees and costs. The court has entered an order staying the action until September 15, 2021, or until further order of the court reinstating the action. Since the lawsuit is in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible loss.

On March 17, 2021, a putative shareholder derivative lawsuit was filed in U.S. District Court for the District of Oregon, captioned JS Halberstam Irrevocable Grantor Trust v. Davis, No. 3:21-cv-00413-SI, against one current and one former PGE executive and certain current and former members of the Company's Board of Directors. The plaintiff asserts claims for alleged breaches of fiduciary duties, waste of corporate assets, contribution and indemnification, aiding and abetting, and gross mismanagement, purportedly on behalf of PGE, arising from the energy trading losses the Company previously announced in August 2020. The plaintiff alleges that the defendants made material misstatements and omissions and allowed the Company to operate with inadequate internal controls. The complaint demands a jury trial and seeks equitable relief to remedy and prevent future alleged breaches of fiduciary duty, and an award of plaintiff’s attorneys’ fees and costs. Since the lawsuit is in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible loss.

On April 7, 2021, a putative shareholder derivative lawsuit was filed in Multnomah County Circuit Court, Oregon, captioned, Ashabraner v. Pope, 21-cv-13698, against one current and one former PGE executive and several members of the Company's Board of Directors. The plaintiff asserts a claim for alleged breaches of fiduciary duties, purportedly on behalf of PGE, arising from the energy trading losses the Company previously announced in August 2020. The plaintiff alleges that the defendants made material misstatements and omissions and allowed the Company to operate with inadequate internal controls. The complaint demands a jury trial and seeks damages to be awarded to the Company, equitable relief, and an award of plaintiff’s attorneys’ fees and costs. Since the lawsuit is in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible loss.

Governmental Investigations

In March and April 2021, the Division of Enforcement of the Commodity Futures Trading Commission (the "CFTC") and the Division of Enforcement of the SEC, respectively, informed the Company they are conducting investigations arising out of the energy trading losses the Company previously announced in August 2020. The Company is cooperating with the CFTC and the SEC. Management cannot at this time predict the eventual scope or outcome of these matters.

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

NOTE 9: GUARANTEES

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of March 31, 2021, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes tax credits, regulatory flow-through adjustments, and other items, applied to the Company’s year-to-date, pre-tax income. The significant differences between the U.S. Federal statutory tax rate and PGE’s effective tax rate are reflected in the following table:

	Three Months Ended March 31,
	2021	2020
Federal statutory tax rate	21.0%	21.0%
Federal tax credits*	(8.9)	(10.9)
State and local taxes, net of federal tax benefit	8.8	7.4
Flow-through depreciation and cost basis differences	0.3	1.6
Amortization of excess deferred income tax	(3.2)	(1.9)
Local tax flow-through adjustment	(8.2)	—
Other	(1.2)	1.0
Effective tax rate	8.6%	18.2%

* Federal tax credits primarily consist of production tax credits (PTCs) earned from Company-owned wind-powered generating facilities. PTCs are earned based on a per-kilowatt hour rate and, as a result, the annual amount of PTCs earned will vary based on weather conditions and availability of the facilities. PTCs are earned for 10 years from the in-service dates of the corresponding facilities. PGE’s wind-powered generating facilities are eligible to earn PTCs until various dates through 2030.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Local tax flow-through adjustment

The Company is subject to a local tax that is recovered through a supplemental tariff based on current tax expense, but for which the Company has also recognized deferred income tax expenses over time. Because it is probable that the local deferred taxes will be flowed through future customer prices in accordance with the supplemental tariff, PGE determined a corresponding regulatory asset should have been recorded. PGE recognized a regulatory asset to defer previously recorded deferred income tax expenses in the amount of $9 million with a corresponding credit to Income tax expense in the condensed consolidated statements of income for the three months ended March 31, 2021. The adjustment is immaterial to prior periods.

Carryforwards

Federal tax credit carryforwards as of March 31, 2021 and December 31, 2020 were $79 million and $77 million, respectively. These credits primarily consist of PTCs, which will expire at various dates through 2041. PGE believes that it is more likely than not that its deferred income tax assets as of March 31, 2021 will be realized; accordingly, no valuation allowance has been recorded. As of March 31, 2021, and December 31, 2020, PGE had no material unrecognized tax benefits.

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
•complications arising from PGE’s jointly-owned plant, including changes in ownership, adverse regulatory outcomes or legislative actions, or operational failures that result in legal or environmental liabilities or unanticipated costs related to replacement power or repair costs;

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
•political and economic conditions;
•natural disasters and other risks, such as pandemic, earthquake, flood, ice, drought, lightning, wind, and fire;
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
•acts of war or terrorism; and
•the impact of the recommendations on the Company and its operations based on the review conducted by the Special Committee of PGE’s Board of Directors relating to energy trading losses, the time and expense incurred in implementing the recommendations of the Special Committee, and any reputational damage to the Company relating to the matters underlying the Special Committee’s review.

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

February 2021 Ice Storms and Damage

Beginning on February 11, 2021, an historic set of storms involving heavy snow, winds and ice impacted the United States, including PGE’s service territory. On February 13, 2021, Oregon’s Governor declared a state of emergency due to severe winter weather that resulted in heavy snow and ice accumulation, high winds, critical transportation failures, and loss of power and communications capabilities. The wind and ice from the storms caused significant damage to PGE’s transmission and distribution systems, which resulted in over 750,000 outages, with many customers affected more than once. At peak activity during the recovery, PGE deployed over 400 repair crews across the service territory, with many of these crews provided through mutual aid arrangements from throughout the West.

Through March 31, 2021, PGE has incurred an estimated $87 million in incremental costs due to the storms, of which $33 million were capital and recorded to Electric utility plant, net and $54 million were operating expenses associated with transmission and distribution. Beginning in 2019, the OPUC authorized the Company to collect $4 million annually from retail customers to cover incremental expenses related to major storm damages, and to defer any amount not utilized in the current year. In response to the February storms, PGE exhausted its storm collection balance for 2021 of $9 million, which was used to offset operating expenses. After accounting for storm deferral tracking mechanisms already in place, the cumulative incurred operating expenses from the February storm damage are estimated to be $45 million as of March 31, 2021.

On February 15, 2021, PGE filed an application for authorization to defer emergency restoration costs for the February storms (Docket UM 2156) and as of March 31, 2021, the Company has deferred a total of $41 million related to incremental operating expenses due to the storm. PGE expects to incur and defer additional costs subsequent to the storm related to replacing and rebuilding PGE facilities damaged by the storm, as well as addressing vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. PGE does not expect an OPUC decision on the February storm deferral until sometime during 2022. While the Company believes the full amount of the deferral is probable of recovery as PGE’s prudently incurred costs were in response to the unique and unprecedented nature of the storms, the OPUC has significant discretion in making the final determination of recovery which could result in a portion or all of PGE’s deferral being disallowed for recovery.

Company Strategy

PGE remains committed to achieving steady growth and returns as the Company transforms to meet the challenges of climate change and an ever-evolving energy grid. Customers, policy makers, and other stakeholders expect PGE to reduce greenhouse gas emissions, keep the power grid reliable and secure, and ensure prices are affordable, especially for the most vulnerable customers. The Company’s strategy strives to balance these interests. PGE plans to:

•Reduce greenhouse gas emissions associated with the power served to customers by 80% by 2030 (2010 baseline year), setting an aspirational goal for zero greenhouse gas emissions associated with the power served to customers by 2040;
•Electrify sectors of the economy like transportation and buildings that are also transforming to reduce greenhouse gas emissions; and
•Perform as a business, driving improvements to work efficiency, safety of our coworkers, and reliability of our systems and equipment, all while adhering to the Company’s earnings per diluted share growth guidance of 4-6% on average.

Decarbonize the power supply—PGE partners with customers and local and state governments to advance a clean energy future. PGE continues to leverage these partnerships to pursue emission reductions using a diverse portfolio of clean and renewable energy resources, and promote economy-wide emission reductions through electrification and smart energy use to help meet its greenhouse gas emission reduction goals.

The Climate Pledge—On April 21, 2021, PGE joined The Climate Pledge, a commitment to be net-zero annual carbon emissions by 2040, which is a decade ahead of the Paris Agreement’s goal of 2050. As a signatory to The Climate Pledge, PGE agrees to: i) measure and report greenhouse gas emissions on a regular basis; ii) implement decarbonization strategies in line with the Paris Agreement through real business changes and innovations, including efficiency improvements, renewable energy, materials reductions, and other carbon emission elimination strategies; and iii) neutralize any remaining emissions with additional, quantifiable, real, permanent, and socially-beneficial offsets.

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

In response, the Company implemented a new customer service option, the Green Future Impact program, which allows for 100 MW of PGE-provided power purchase agreements for renewable resources and up to 200 MW of customer-provided renewable resources. Approved by the OPUC in the first quarter 2019, the program provides business customers access to bundled renewable attributes from those resources. On March 29, 2021, the OPUC issued an order that expanded the program by 200 MW and provided for the possibility of PGE ownership of the underlying renewable resources under certain conditions. Through this voluntary program, the Company seeks to align sustainability goals, cost and risk management, reliable integrated power, and a cleaner energy system.

Carbon Legislation and Administrative Actions—In 2016, Oregon Senate Bill (SB) 1547 set a benchmark for how much electricity must come from renewable sources like wind and solar and required the elimination of coal from Oregon utility customers’ energy supply no later than 2030 (subject to an exception that allowed extension of this date until 2035 for PGE’s output from Colstrip).

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

Although PGE is currently scheduled to recover the costs of Colstrip generation by 2030, some co-owners of Units 3 and 4 have sought approval to recover their costs sooner in their respective jurisdictions. In its most recent depreciation study filed with the OPUC in January 2021, PGE proposed to accelerate depreciation on Colstrip generation assets through 2027. The Company continues to evaluate its ongoing investment in Colstrip, including the possibility of earlier closure of these facilities.

Any reduction in generation from Colstrip has the potential to provide capacity on the Colstrip Transmission facilities, which stretch from eastern Montana to near the western end of the state to serve markets in the Pacific Northwest and neighboring states. PGE has a 15% ownership interest in, and capacity on, the Colstrip Transmission facilities. Renewable energy development in the state of Montana might benefit from any excess transmission capacity that may become available.

As previously planned, in October 2020, PGE ceased coal-fired operation at its Boardman generating plant and has begun decommissioning activities.

After the failure of comprehensive cap and trade legislation in both the 2019 and 2020 Oregon legislative sessions, in March 2020, the Governor of Oregon issued an executive order directing state agencies to seek to reduce and regulate greenhouse gas (GHG) emissions. Many of the direct agency actions are on an aggressive timeline with due dates in 2020 and 2021. As the Governor is limited by current statutory authority, the executive order does not include a market-based mechanism as envisioned by the cap and trade legislation introduced in the 2019 and 2020 legislative sessions.

Among other things, the executive order:
•Modified the statewide GHG emissions reduction goals to at least 45% below 1990 emission levels by 2035 and at least 80% below 1990 emission levels by 2050.
•Directed state agencies to integrate climate change and the State’s GHG reduction goals into their planning, budgets, investments, and decisions to the extent allowed by law.
•Directed the OPUC to—
◦determine whether utility portfolios and customer programs reduce risks and costs to utility customers by making rapid progress towards reducing GHG emissions consistent with Oregon’s reduction goals;
◦encourage electric companies to support transportation electrification infrastructure that supports GHG reductions and zero emission vehicle goals; and

◦prioritize proceedings and activities that advance decarbonization in the utility sector and exercise its broad statutory authority to reduce GHG emissions, mitigate energy burden on utility customers, and ensure reliability and resource adequacy.
•Directed the Oregon Department of Environmental Quality (DEQ) to adopt a program to cap and reduce GHG emissions from large stationary sources, transportation fuels, and other liquid or gaseous fuels including natural gas; and
•More than doubled the reduction goals of the state’s Clean Fuels Program and extended the program, from the previous rule that required a 10 percent reduction in average carbon intensity of fuels from 2015 levels by 2025, to a 25 percent reduction below 2015 levels by 2035.

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

PGE owns 100 MW of the wind resource, which was placed into service in the fourth quarter of 2020 at a cost of $149 million and qualified for production tax credits (PTCs) at the 100 percent level. Subsidiaries of NextEra Energy Resources, LLC own the balance of the 300 MW wind resource, along with the solar and battery components, and will sell their portion of the output to PGE under 30-year power purchase agreements. PGE has the option to increase its ownership to include the entire facility in 2032.

Construction continues on the solar and battery components, which are expected to be placed in service at the end of 2021.

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

PGE and Douglas County Public Utility District (PUD) entered into an agreement during 2020 to supply the Company additional capacity from facilities including the Wells Hydroelectric Project, located on the Columbia River in central Washington. The agreement also provides Douglas County PUD with PGE load management and wholesale market sales services. With a start date of January 1, 2021, the five-year agreement is expected to contribute between 100 and 160 MW toward a capacity need that PGE identified in its 2019 IRP. The agreement is a further step toward the Company’s stated decarbonization goals.

PGE filed an IRP Update with the OPUC in January 2021 seeking acknowledgement so that it may incorporate the updated resource cost and value information in PURPA QF avoided cost pricing. No changes were proposed to the 2019 IRP Action Plan in the IRP Update. However, based on the updated capacity need forecast reflecting the addition of the agreement with the Douglas County PUD and more sophisticated modeling, the updated capacity need in 2025 is 511 MW. At the April 20, 2021 special public meeting, the OPUC approved a motion to adopt, with supplements, the OPUC staff’s recommendation to acknowledge PGE’s 2019 IRP Update, with a written order to follow.

The Company has begun the process to select an independent evaluator for the upcoming RFP. This is the first step toward the RFP, which is expected to continue into 2022 before finalization, with the Company planning to submit a benchmark resource into the competitive process.

Renewable Recovery Framework—As previously authorized by the OPUC, a primary method available to recover costs associated with renewable resources is the Renewable Adjustment Clause (RAC). The RAC allows PGE to recover prudently incurred costs of renewable resources through filings made by April 1st each year. In the 2019 General Rate Case (2019 GRC) Order, the OPUC authorized the inclusion of prudent costs of energy storage projects associated with renewables in future RAC filings to be made to the OPUC, under certain conditions. There have been no significant filings made under the RAC during 2021.

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

In July 2019, PGE’s Board approved plans to construct an Integrated Operations Center (IOC) as a key step to supporting this strategy, at an estimated total cost of $200 million, excluding AFDC. The IOC will centralize mission-critical operations, including those that are planned as part of the integrated grid strategy. This secure, resilient facility will include infrastructure to support and enhance grid operations and co-locate primary support functions. As of March 31, 2021, the Company has recorded $132 million, including AFDC, in construction work-in-progress related to the IOC. The project is expected to be placed in-service in the fourth quarter of 2021.

The Company is also working to advance transportation electrification, with projects aimed at improving accessibility to electric vehicle charging stations and partnering with local mass transit agencies to transition to a greater use of electric vehicles. In June 2019, the Oregon Legislature enacted SB 1044, which establishes Oregon’s zero emissions vehicle goals in statute at 250 thousand electric vehicle sales by 2025 and 90% of all new vehicle sales to be electric by 2035. In September 2019, PGE filed with the OPUC its first Transportation Electrification plan, which considers current and planned activities, along with both existing and potential system impacts, in relation to the State’s carbon reduction goals. In October 2020, the OPUC approved the plan and the Company began deferral accounting for costs and revenues associated with the Transportation Electrification and Electric Vehicle Charging pilot programs.

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

COVID-19 Impacts—The COVID-19 pandemic has had a variety of adverse impacts on economic activity. The Company has responded to the hardships many customers are facing and has taken steps to support its customers and communities, including temporarily suspending disconnections and late fees during the crisis, developing time payment arrangements, and partnering with local non-profits to soften the impacts on small businesses and low-income residential customers. As a result of these activities and economic hardships, PGE has experienced an increase in bad debt expense, lost revenue, and other incremental costs.

On March 20, 2020, PGE filed an application with the OPUC for deferral of lost revenue and certain incremental costs, such as bad debt expense, related to COVID-19. The application requested the ability to defer incremental costs associated with the COVID-19 pandemic but did not specify the precise scope of the deferral, or the means by which PGE would recover deferred amounts. PGE, other utilities under the OPUC’s jurisdiction, intervenors, and OPUC staff held discussions regarding the scope of costs incurred by utilities which may qualify for deferral under Docket UM2114, Investigation into the Effects of the COVID-19 Pandemic on Utility Customers. The result of such discussions was an Energy Term Sheet (Term Sheet), which dictates costs in scope for deferral but is silent to the timing of recovery of such costs. On September 24, 2020, the Commission adopted a proposed OPUC Staff motion for Staff to execute stipulations incorporating the terms of the Term Sheet. PGE’s deferral application was approved by the Commission on October 20, 2020 with final stipulations for the Term Sheet approved on November 3, 2020.

For the three months ended March 31, 2021, PGE recorded no increase to its COVID-19 deferral. As of March 31, 2021 and December 31, 2020, PGE’s deferred balance was $10 million, comprised primarily of bad debt expense in excess of what is currently considered and collected in customer prices. PGE expects incremental bad debt expense to be $6 million to $8 million for the year-ended 2021. All other incremental expenses will be recognized in the results of operations, until a determination is made that cost recovery is probable. Amortization of any deferred costs will remain subject to OPUC review prior to amortization in customer prices and would be subject to an earnings test.

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

On June 30, 2020 the FERC issued a waiver that provides that, for the 12-month period starting March 2020, jurisdictional utilities may apply an alternative AFDC calculation formula that excludes the actual outstanding short-term debt balance and replaces it with the simple average of the actual 2019 short-term debt balance. The purpose of the waiver is to allow relief to utilities that issued short-term debt in response to the COVID-19 emergency and the detrimental impacts the issuance of short-term debt has on the allowance for equity funds used during construction. PGE adopted the waiver in the second quarter of 2020 and retrospectively applied its provisions as of March 2020. On February 23, 2021, FERC issued an order extending the waiver an additional seven months, to be effective March 1, 2021 through September 30, 2021. PGE adopted the waiver extension.

Wildfire—In 2020, Oregon experienced one of the most destructive wildfire seasons on record, with over one million acres of land burned. PGE’s wildfire mitigation planning includes regular system-wide risk assessment, which led to the identification and activation of a public safety power shutoff (PSPS) in a zone near Mt. Hood that was identified as a region at high risk of wildfire in 2020. Additionally, in response to wildfires across Oregon in 2020, PGE cut power to eight additional high-risk fire areas in partnership with local and regional agencies. The Company is intensifying efforts on its system to increase wildfire safety and resiliency to weather and other disaster-related crises. These efforts include enhanced tree and brush clearing, replacing equipment, and making emergency plans in close partnership with local, state, and federal land and emergency management agencies to further expand the use of a PSPS, if the need should arise. The Oregon Department of Forestry has opened an investigation into the causes of wildfires in Clackamas County. The Company has received a subpoena and is fully cooperating. The Company is not aware of any wildfires caused by PGE equipment.

PGE continues to incur costs to replace and rebuild PGE facilities damaged by the fires, as well as addressing fire-damaged vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. On October 20, 2020, the OPUC formally approved PGE’s request for deferral of such costs. As of March 31, 2021 and December 31, 2020, PGE’s cumulative deferred costs related to the wildfire response was $22 million and $15 million, respectively. PGE continues to assess the damage to its infrastructure and expects regulatory recovery of prudently incurred restoration costs. PGE believes the full amount of the 2020 deferral is probable of recovery as the Company’s prudently incurred costs were in response to the unique and unprecedented nature of the wildfire events leading to the deferral. The OPUC has significant discretion in making the final determination of recovery and their conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Power Costs—Pursuant to the Annual Update Tariff (AUT) process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2021 AUT included a final increase in power costs for 2021, and a corresponding increase in annual revenue requirement, of $66 million from 2020 levels, which were reflected in customer prices effective January 1, 2021. See “Power Operations” within this Overview section of Item 2 for more information regarding the PCAM.

Portland Harbor Environmental Remediation Account (PHERA) Mechanism—The EPA has listed PGE as one of over one hundred PRPs related to the remediation of the Portland Harbor Superfund site. As of March 31, 2021, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. However, the Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor, although such costs could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the Company’s recovery mechanism allows the Company to defer and recover incurred environmental expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, such as insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

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

The Company recorded an estimated refund of $2 million and a collection of $3 million from residential and commercial customers, respectively, for the three months ended March 31, 2021, which resulted from variances between actual weather-adjusted use per customer and that projected in the 2019 GRC. In the first quarter of 2021, the Company continued to see higher weather-adjusted use per customer from residential customers that are spending more time at home and lower use per customer from commercial customers that are adversely affected by COVID-19.

Collections under the decoupling mechanism are subject to an annual limitation of 2% of revenues for each eligible customer class, based on the net prices in effect for the applicable tariff schedule at the time of collection. For collections recorded in 2021, the 2% limit will be applied to the net prices for the applicable tariff schedules that will be in effect on January 1, 2023. The Company expects to reach its 2021 limit for collection from commercial customers during the third quarter of 2021. No limit exists for any potential refunds under the decoupling mechanism, thus increased demand from residential customers since the onset of the COVID-19 pandemic has resulted in larger estimated refunds under the decoupling mechanism, which have largely offset the revenue increases that have resulted from higher residential demand.

As of December 31, 2020, PGE had recorded an estimated net refund of $6 million for 2020, which if approved by the OPUC, will be credited to customers over a one-year period beginning January 1, 2022.

Deferral of Boardman Revenue Requirement—In October 2020, intervenors filed a deferral application with the OPUC that would require PGE to defer and refund the revenue requirement associated with Boardman currently included in customer prices as established in the Company’s last general rate case. The application states a deferral is required for customers to adequately capture the reduction in revenue requirement beginning on October 15, 2020, the date Boardman ceased operations. PGE estimates this amount could be up to $14 million for the period ended December 31, 2020 and $66 million for the year ending December 31, 2021. As of March 31, 2021 and December 31, 2020, PGE has not recorded a regulatory liability pursuant to this deferral application as the Company believes its current prices are just and reasonable in light of PGE’s continued substantial investments in utility plant. The costs of these investments, which are not currently reflected in customer prices, more than offset the revenue requirement for Boardman. If the OPUC authorizes a refund, PGE would record a regulatory liability with a corresponding charge to earnings.

Operating Activities

In combination with electricity provided by its own generation portfolio, to meet its retail load requirements and balance its energy supply with customer demand, PGE purchases and sells electricity in the wholesale market. PGE also participates in the California Independent System Operator’s Western Energy Imbalance Market, which allows the Company to, among other things, integrate more renewable energy into the grid by better matching the variable output of renewable resources. PGE also purchases natural gas in the United States and Canada to fuel its generation portfolio and sells excess gas back into the wholesale market.

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

Customers and Demand—The following tables present total energy deliveries and the average number of retail customers by customer type for the periods indicated.

	Three Months Ended March 31,		% Increase (Decrease) in Energy Deliveries
	2021	2020
Energy deliveries (MWhs in thousands):
Retail:
Residential	2,239	2,131	5.1%
Commercial	1,564	1,626	(3.8)%
Industrial	897	810	10.7%
Subtotal	4,700	4,567	2.9%
Direct access:
Commercial	150	170	(11.8)%
Industrial	359	355	1.1%
Subtotal	509	525	(3.0)%
Total retail energy deliveries	5,209	5,092	2.3%
Wholesale energy deliveries	1,245	1,693	(26.5)%
Total energy deliveries	6,454	6,785	(4.9)%

	Three Months Ended March 31,
	2021		2020
Average number of retail customers:
Residential	797,602	88%	787,095	88%
Commercial	110,703	12	110,073	12
Industrial	193	—	194	—
Direct access	601	—	627	—
Total	909,099	100%	897,989	100%

Retail energy deliveries for the three months ended March 31, 2021 increased 2.3% compared with the three months ended March 31, 2020, as increases in residential and industrial deliveries more than offset the decline in commercial deliveries.

The results for the first quarter of 2020 largely reflected conditions prior to the COVID-19 pandemic. During the pandemic, residential loads have increased as a larger percentage of the population spent more time at home, whether working from home, providing child-care due to school closures, or lacking employment as commercial activity slowed. Conversely, commercial energy deliveries declined as many businesses were disrupted in an attempt to maintain social distancing or have closed as a result of the lack of business as residents followed directives from state and federal authorities. The industrial class as a whole has experienced an increase in energy deliveries, due primarily to continued growth in the high tech and digital services sectors, which saw lesser impacts from noted closures than other sectors.

The following table indicates the number of heating and cooling degree-days for the three months ended March 31, 2021 and 2020, along with the current 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days
	2021	2020	Avg.

January	620	588	719
February	641	605	598
March	544	568	530
Year-to-date	1,805	1,761	1,847
Decrease from the 15-year average	(2.3)%	(4.7)%

After adjusting for the effects of weather, retail energy deliveries for the three months ended March 31, 2021 increased 1.2% compared to the same period of 2020. The increase was driven by an increase of 8% in industrial deliveries and 3% growth in residential energy deliveries partially offset by a decrease in commercial energy deliveries of 5%. Residential average usage per customer saw an increase, which, combined with growth of 1.3% in the average number of residential customers, contributed to increased energy deliveries.

The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from Electricity Service Suppliers (ESSs). This cap would have limited energy deliveries to these customers to an amount equal to approximately 13% of PGE’s total retail energy deliveries for the first three months of 2021.

During 2018, the OPUC created a New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. In early February 2020, PGE began offering service to customers under this program, which is capped at 119 MWa, based on an order issued by the OPUC in January 2020. With the adoption of the New Large Load Direct Access program in 2020, as much as 18% of the Company’s energy deliveries could have been supplied by ESSs. Actual energy deliveries to Direct Access customers by ESSs represented 10% of PGE’s total retail energy deliveries for the first three months of 2021 and 2020.

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

Power Operations—PGE utilizes a combination of its own generating resources and wholesale market transactions to meet the energy needs of its retail customers. Based on numerous factors, including plant availability, customer demand, river flows, wind conditions, and current wholesale prices, the Company continuously makes economic dispatch decisions to obtain reasonably-priced power for its retail customers. PGE also purchases wholesale natural gas in the United States and Canada to fuel its generating portfolio and sells excess gas back into the wholesale market. As a result, the amount of power generated and purchased in the wholesale market to meet the Company’s retail load requirement can vary from period to period and impacts NVPC and income from operations.

The following table provides information regarding the performance of the Company’s generating resources for the three months ended March 31, 2021 and 2020:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total retail load
	2021	2020	2021	2020	2021	2020
Generation:
Thermal:
Natural gas	94%	96%	114%	101%	48%	50%
Coal (3)	—	100	103	108	12	24
Wind	94	96	129	164	11	12
Hydro	85	88	81	80	6	8

(1)Plant availability represents the percentage of the period plants were available for operations, which is impacted by planned maintenance and forced, or unplanned, outages.
(2)Projected levels of energy are included as part of PGE’s AUT. Such projections establish the power cost component of retail prices for the following calendar year. Any shortfall is generally replaced with power from higher cost sources, while any excess generally displaces power from higher cost sources.
(3)Plant availability excludes Colstrip, which PGE does not operate. Colstrip availability was 94% during the three months ended March 31, 2021, compared with 92% in 2020. Boardman ceased coal-fired generation on October 15, 2020.

Energy received from PGE-owned and jointly-owned thermal plants decreased 18% during the three months ended March 31, 2021 compared to 2020, primarily as a result of Boardman ceasing coal-fired generation on October 15, 2020. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, decreased 8% during the three months ended March 31, 2021 compared to 2020. Energy received from mid-Columbia hydroelectric projects decreased 1% in the three months ended March 31, 2021, and the energy generated by the Company-owned facilities decreased 14%, due to less favorable hydro conditions in 2021. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 80 years of historical stream flow data. See “Purchased power and fuel” in the Results of Operations section in this Item 2, for further detail on regional hydro results.

Energy received from PGE-owned wind resources and under contracts increased 19% during the three months ended March 31, 2021 compared to 2020 primarily due to the addition of Wheatridge. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available. As a result of the generation increase in comparison to projected levels, more PTCs were produced in 2021 than what was contemplated in the Company’s prices.

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

Under the PCAM, PGE may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the Company’s PCAM as calculated for regulatory purposes for the three months ended March 31, 2021 and 2020, respectively:

•For the three months ended March 31, 2021, actual NVPC was $13 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2021 is currently estimated to be below the baseline, and outside the established deadband range. PGE does not expect its actual regulated ROE to exceed 10.5%; accordingly, no estimated refund to customers is expected under the PCAM for 2021.

•For the three months ended March 31, 2020, actual NVPC was $20 million below baseline NVPC. For the year ended December 31, 2020, actual NVPC, excluding certain trading losses totaling $127 million, was $13 million below baseline NVPC, which was within the established deadband range. Accordingly, no estimated collection to customers was recorded pursuant to the PCAM for 2020.

Critical Accounting Policies

The Company’s critical accounting policies are outlined in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021.

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

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended March 31,		% Increase (Decrease)
	2021	2020
Total revenues	$609	$573	6%
Purchased power and fuel	169	153	10%
Gross margin(1)	440	420	5%
Other operating expenses:
Generation, transmission and distribution	80	73	10%
Administrative and other	86	71	21%
Depreciation and amortization	103	108	(5)%
Taxes other than income taxes	38	35	9%
Total other operating expenses	307	287	7%
Income from operations	133	133	—%
Interest expense, net(2)	34	33	3%
Other income:
Allowance for equity funds used during construction	4	3	33%
Miscellaneous income, net	2	(4)	150%
Other income, net	6	(1)	700%
Income before income tax expense	105	99	6%
Income tax expense	9	18	(50)%
Net income	$96	$81	19%

(1) Gross margin agrees to Total revenues less Purchased power and fuel as reported on PGE’s Condensed Consolidated Statements of Income.
(2) Includes an allowance for borrowed funds used during construction of $2 million for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021 compared with the three months ended March 31, 2020

Net income - The following items contributed to the change in Net income for the three months ended March 31, 2021 compared to the same period in 2020 as follows (dollars in millions):

Three Months Ended
March 31, 2020	$81
Income tax expense	9
Other operating revenues primarily from the resale of excess natural gas used for fuel in 2021 that did not occur in 2020	7
Revenue from Wheatridge placed in service	4
Gains from Nonqualified benefit trust	4
Depreciation and amortization expense	3
Retail energy deliveries	2
Purchased power and fuel expense	(2)
Wholesale revenues	(12)
March 31, 2021	$96
Change in Net income	$15

Total revenues consist of the following for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2021		2020
Retail (1):
Residential	$310	51%	$279	48%
Commercial	162	26	159	28
Industrial	60	10	51	9
Direct Access	11	2	11	2
Subtotal	543	89	500	87
Alternative revenue programs, net of amortization	(3)	—	9	2
Other accrued revenues, net (2)	13	2	5	1
Total retail revenues	553	91	514	90
Wholesale revenues	33	5	47	8
Other operating revenues	23	4	12	2
Total revenues	$609	100%	$573	100%

(1) Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those customers that purchase their energy from ESSs. Commercial revenues from ESS customers were $4 million for both 2021 and for 2020. Industrial revenues from ESS customers were $7 million for both 2021 and 2020.
(2) Amount for 2020 is primarily comprised of $6 million in amortization, including interest, related to the net tax benefits due to the change in corporate tax rate under the United States Tax Cuts and Jobs Act of 2017 (TCJA). For 2021, $11 million resulted from use of the storm cost deferral to partially offset expenses related to the January and February storms.

Total retail revenues — The following items contributed to the increase in Total retail revenues for the three months ended March 31, 2021 compared to the same period in 2020 as follows (dollars in millions):

Three Months Ended
March 31, 2020	$514
Increase as a result of the AUT, approved by the OPUC, with an expected offset in Purchased power and fuel	17
Recovery in Revenues of Storm related expenses in 2021	12
Increase from higher retail energy deliveries driven by the impact of COVID-19 on residential customers in the first quarter 2021 and higher industrial demand	11
Increase resulting from the combination of various supplemental tariffs and adjustments, the largest of which pertains to Wheatridge being placed into service	6
Increase as a result of the change in the average price of energy deliveries due primarily to shift in mix among customer classes resulting from COVID-19	5
Decrease attributed to alternative revenue programs related to the decoupling mechanism due to increased residential use per customer	(12)
March 31, 2021	$553
Change in Total retail revenues	$39

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

For the three months ended March 31, 2021 wholesale revenues decreased $14 million, or 30%, from the three months ended March 31, 2020, as a result of a $13 million decrease related to 27% lower wholesale sales volume and a $1 million decrease as a result of a 3% decline in average wholesale sales prices. The reduction in volume resulted from a combination of reduced quarter over quarter thermal generation with the retirement of Boardman, reduced hydro generation, and a 2% increase in retail load requirement.

Other operating revenues for the three months ended March 31, 2021 increased $11 million from the three months ended March 31, 2020 due primarily to market conditions and economic dispatch that provided $10 million more revenue from the resale of natural gas in excess of amounts needed for the Company’s generation portfolio back into the wholesale market. Natural gas prices were significantly higher in 2021 after being depressed in 2020 due to milder than average winter temperatures in North America in 2020 that resulted in an oversupply of natural gas and lower prices.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the increase in Purchased power and fuel for the three months ended March 31, 2021 compared to the same period in 2020 as follows (dollars in millions, except for average variable power cost per MWh):

Three Months Ended
March 31, 2020	$153
Increase related to average variable power cost per MWh	13
Increase related to total system load	3
March 31, 2021	$169
Change in Purchased power and fuel	$16

Average variable power cost per MWh:
March 31, 2020	$23.31
March 31, 2021	$27.14

Total system load (MWhs in thousands):
March 31, 2020	6,586
March 31, 2021	6,237

For the three months ended March 31, 2021, the $13 million increase related to the change in average variable power cost per MWh (which includes PGE-generated power and market purchases), was driven by a 19% increase on the average cost of purchased power, offset with a 8% decrease on the average cost for the Company’s own generation. The $3 million increase related to total system load was primarily due to a 20% increase in purchased power (which was purchased at higher average prices), offset by a 17% decrease in the Company’s own generation, driven largely by the retirement of Boardman and lower hydro and wind production.

PGE’s sources of energy, total system load, and retail load requirement for the periods presented are as follows:

	Three Months Ended March 31,
	2021		2020
Sources of energy (MWhs in thousands):
Generation:
Thermal:
Natural gas	2,383	38%	2,433	37%
Coal	582	9	1,186	18
Total thermal	2,965	47	3,619	55
Hydro	317	5	369	6
Wind	532	9	585	9
Total generation	3,814	61	4,573	70
Purchased power:
Term	1,844	30	1,604	24
Hydro	340	5	345	5
Wind	239	4	64	1
Total purchased power	2,423	39	2,013	30
Total system load	6,237	100%	6,586	100%
Less: wholesale sales	(1,245)		(1,693)
Retail load requirement	4,992		4,893

The following table presents the forecasted April-to-September 2021 and the actual 2020 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2021 Forecast	2020 Actual
Columbia River at The Dalles, Oregon	89%	104%
Mid-Columbia River at Grand Coulee, Washington	94	109
Clackamas River at Estacada, Oregon	85	75
Deschutes River at Moody, Oregon	90	86
* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC, the following items contributed to the increase in Actual NVPC for the three months ended March 31, 2021 compared to the same period in 2020 as follows (dollars in millions):

Three Months Ended
March 31, 2020	$106
Increase in Purchased power and fuel expense	16
Decrease (Increase) in Wholesale revenues	14
March 31, 2021	$136
Change in NVPC	$30

For further information regarding NVPC in relation to the PCAM, see “Purchased power and fuel expense” and “Revenues” within this “Results of Operations” for more details.

For the three months ended March 31, 2021 and 2020, actual NVPC was $13 million below and $20 million above baseline NVPC, respectively.

Based on forecast data, NVPC for the year ending December 31, 2021 is currently estimated to be below the baseline and outside the deadband. PGE does not expect its actual regulated ROE to exceed 10.5%, accordingly, no estimated refund to customers is expected under the PCAM for 2021.

Generation, transmission and distribution - The following items contributed to the increase in Generation, transmission and distribution for the three months ended March 31, 2021 compared to the same period in 2020 (dollars in millions):

Three Months Ended
March 31, 2020	$73
January and February storm costs recovered via the Company’s storm cost recovery mechanism	12
Decrease primarily due to lower maintenance expense and lower general maintenance costs at some of the Company’s generation facilities	(6)
Miscellaneous expenses	1
March 31, 2021	$80
Change in Generation, transmission and distribution	$7

In the first quarter of 2021, PGE deferred $41 million of incremental costs related to February ice storm damage in PGE’s service territory. See “February 2021 Ice Storm” within “Perform as a Business” under the “Overview” section of this Item 2. for more information.

Administrative and other - The following items contributed to the increase in Administrative and other for the three months ended March 31, 2021 compared to the same period in 2020 as follows (dollars in millions):

Three Months Ended
March 31, 2020	$71
Higher legal and other professional service expenses	5
Higher employee wage and benefits expenses	4
Increase to bad debt expense	3
Miscellaneous expenses	3
March 31, 2021	$86
Change in Administrative and other	$15

Depreciation and amortization expense decreased $5 million in the three months ended March 31, 2021 compared to the same period in 2020, largely as a result of asset retirements, which were partially offset by capital additions.

Taxes other than income taxes expense increased $3 million in 2021 compared with 2020, primarily due to higher Oregon property taxes.

Interest expense, net increased $1 million in the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily attributable to the higher average balance of outstanding debt, including short-term debt.

Other income, net increased $7 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to market changes on the non-qualified benefit trust.

Income tax expense decreased $9 million for three months ended March 31, 2021, compared to the same period in 2020, with the decreases primarily due to a cumulative catch-up adjustment to defer and recognize a regulatory asset for previously recorded deferred income tax expenses on a certain local flow-through tax. See Note 10, Income Taxes in the Notes to Condensed Consolidated Financial Statements in Item 1.—”Financial Statements,” for more information.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

PGE’s access to short-term debt markets, including revolving credit from banks, helps provide necessary liquidity to support the Company’s current operating activities, including the purchase of power and fuel. Long-term capital requirements are driven largely by capital expenditures for distribution, transmission, and generation facilities to support both new and existing customers, repairs from major storm damage, information technology systems, and debt refinancing activities. PGE’s liquidity and capital requirements can also be significantly affected by other working capital needs, including margin deposit requirements related to wholesale market activities, which can vary depending upon the Company’s forward positions and the corresponding price curves.

The following summarizes PGE’s cash flows for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents, beginning of period	$257	$30
Net cash provided by (used in):
Operating activities	168	155
Investing activities	(162)	(157)
Financing activities	(128)	2
Increase (decrease) in cash and cash equivalents	(122)	—
Cash and cash equivalents, end of period	$135	$30

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the three months ended March 31, 2021 compared with the three months ended March 31, 2020 (dollars in millions):

Increase/ (Decrease)
Net income	$15
Deferral of incremental storm costs	(41)
Accounts payable and accrued liabilities	48
Accounts receivable, net	(21)
Margin deposits	18
Decoupling	12
Deferred income tax	(8)
Depreciation and amortization	(5)
Other	(5)
Net change in cash flow from operations	$13

PGE estimates that non-cash charges for depreciation and amortization in 2021 will range from $410 million to $430 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $600 million to $650 million. For additional information, see “Contractual Obligations” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission and generation facilities. Net cash used in investing activities for the three months ended March 31, 2021 increased $5 million when compared with the three months ended March 31, 2020, as capital expenditures related to the IOC and winter storm restoration increased.

Excluding AFDC, the Company plans to make capital expenditures of $700 million in 2021, which it expects to fund with cash to be generated from operations during 2021, as discussed above, and the issuance of short- and long-term debt securities. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the three months ended March 31, 2021, net cash provided by financing activities was primarily the result of proceeds from the combination of a $140 million payment on long-term debt, the issuance of a new 364-day term loan of $200 million, repayment of prior 364-day term loan of $150 million, and payment of $36 million of dividends.

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2021 through 2025 (dollars in millions, excluding AFDC).

	2021	2022	2023	2024	2025
Ongoing capital expenditures*	$600	$550	$550	$550	$550
Integrated Operations Center	100	—	—	—	—
Total capital expenditures	$700	$550	$550	$550	$550
Long-term debt maturities	$160	$—	$—	$80	$—
* Consists primarily of upgrades to, and replacement of, generation, transmission, and distribution infrastructure, as well as new customer connections. Includes preliminary engineering and removal costs.

Debt and Equity Financings

PGE’s ability to secure sufficient short- and long-term capital at a reasonable cost is determined by its financial performance and outlook, its credit ratings, its capital expenditure requirements, alternatives available to investors, market conditions, and other factors, such as the volatility in the capital markets in response to COVID-19. Management believes that the availability of its revolving credit facility, the expected ability to issue short- and long-term debt and equity securities, and cash expected to be generated from operations provide sufficient cash flow and liquidity to meet the Company’s anticipated capital and operating requirements for the foreseeable future.

For 2021, PGE expects to fund estimated capital requirements with cash from operations, which is expected to range from $600 million to $650 million, issuances of long-term debt securities of up to $350 million, and the issuance of short-term debt or commercial paper, as needed. The actual timing and amount of any such issuances of debt and commercial paper will be dependent upon the timing and amount of capital expenditures and debt payments.

Short-term Debt. Pursuant to an order issued by the Federal Energy Regulatory Commission on January 16, 2020, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2022. The following table shows available liquidity as of March 31, 2021 (in millions):

	As of March 31, 2021
	Capacity	Outstanding	Available
Revolving credit facility (1)	$500	$—	$500
Letters of credit (2)	220	75	145
Total credit	$720	$75	$645
Cash and cash equivalents			135
Total liquidity			$780
(1)Scheduled to expire November 2023.
(2)PGE has four letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

As of March 31, 2021, PGE had a $500 million unsecured revolving credit facility scheduled to expire in November 2023. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the remaining term of the applicable credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of March 31, 2021, PGE had no commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $500 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

On March 31, 2021, PGE obtained an unsecured 364-day term loan in the aggregate principal amount of $200 million. The term loan will bear interest for the relevant interest period at LIBOR plus 0.70%, with the interest rate subject to adjustment pursuant to the terms of the loan. The credit agreement expires on March 30, 2022, with any outstanding balance due and payable on such date. The Company used a portion of the proceeds to repay the prior 364-day $150 million term loan that was issued on April 9, 2020, with the remainder of the proceeds used for general corporate purposes.

Long-term Debt. As of March 31, 2021, total long-term debt outstanding, net of $12 million of unamortized debt expense, was $2,906 million. On January 6, 2021, the Company made a $140 million scheduled repayment on a 2.51% Series of FMBs with available cash.

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 46.3% and 45.0% as of March 31, 2021 and December 31, 2020, respectively.

Credit Ratings and Debt Covenants

PGE’s secured and unsecured debt is rated investment grade by Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P), with current credit ratings and outlook as follows:

	Moody’s	S&P
First Mortgage Bonds	A1	A
Senior unsecured debt	A3	BBB+
Commercial paper	P-2	A-2
Outlook	Stable	Stable

In the event Moody’s or S&P reduce their credit rating on PGE’s unsecured debt below investment grade, the Company could be subject to requests by certain of its wholesale, commodity, and transmission counterparties to post additional performance assurance collateral in connection with its price risk management activities. The performance assurance collateral can be in the form of cash deposits or letters of credit, depending on the terms of the underlying agreements, are based on the contract terms and commodity prices, and can vary from period to period. Cash deposits that PGE provides as collateral are classified as Margin deposits, which is included in Other current assets on the Company’s condensed consolidated balance sheets, while any letters of credit issued are not reflected on the condensed consolidated balance sheets.

As of March 31, 2021, PGE had posted $19 million of collateral with these counterparties, consisting of $9 million in cash and $10 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of March 31, 2021, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $33 million, and decreases to $7 million by December 31, 2021. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $119 million and decreases to $84 million by December 31, 2021 and to $77 million by December 31, 2022.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on March 31, 2021, under the most restrictive issuance test in the Indenture, the Company could have issued up to $683 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s credit facilities contain customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of March 31, 2021, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 55.2%.

Off-Balance Sheet Arrangements

PGE has no off-balance sheet arrangements, other than surety bonds and outstanding letters of credit, that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

PGE’s surety bond and letter of credit arrangements are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021, there have been no material changes outside the ordinary course of business as of March 31, 2021.

Contractual Obligations

PGE’s contractual obligations for 2021 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021. For such obligations, there have been no material changes outside the ordinary course of business as of March 31, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
PGE is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, foreign currency exchange rates, and interest rates, as well as credit risk. Any variations in the Company’s market risk or credit risk may affect its future financial position, results of operations or cash flows. There have been no material changes to market risks, or credit risk, affecting the Company from those set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, these disclosure controls and procedures were effective.

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
There have been no material changes to PGE’s risk factors set forth in in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021.

Item 5.	Other Information.

Annual Meeting of Shareholders

PGE held its 2021 annual meeting of shareholders on April 28, 2021. The following proposals were voted on at the meeting by the Company’s shareholders:

1.The election of directors;
2.An advisory, non-binding vote to approve the compensation of the Company’s named executive officers; and
3.The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2021.

There were 89,575,693 shares of common stock issued and outstanding as of March 1, 2021, the record date for the meeting, with 83,730,106 shares represented at the annual meeting.

Each of the director nominees listed below was elected and the voting results were as follows:

Nominee	For	Against	Abstain	Broker Non-votes

Rodney L. Brown, Jr.	77,760,442	1,099,193	59,551	4,810,920
Jack E. Davis	78,570,131	293,752	55,303	4,810,920
Kirby A. Dyess	77,606,579	1,253,481	59,126	4,810,920
Mark B. Ganz	76,127,207	2,733,497	58,482	4,810,920
Marie O. Huber	78,604,566	264,256	50,364	4,810,920
Kathryn J. Jackson	77,663,051	1,207,714	48,421	4,810,920
Michael A. Lewis	78,616,416	244,084	58,686	4,810,920
Michael H. Millegan	76,831,221	2,028,080	59,885	4,810,920
Neil J. Nelson	77,333,206	1,524,396	61,584	4,810,920
M. Lee Pelton	68,181,861	10,678,035	59,290	4,810,920
Maria M. Pope	77,789,335	1,085,177	44,654	4,810,920
James P. Torgerson	75,535,833	3,324,946	58,407	4,810,920

Shareholders approved the compensation of the Company’s named executive officers. There were 77,823,690 votes cast for the proposal, 996,211 votes cast against the proposal, 99,285 abstentions, and 4,810,920 broker non-votes.

Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2021. There were 81,865,721 votes cast for the proposal, 1,819,329 votes cast against the proposal, and 45,056 abstentions.

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
10.1
Credit Agreement dated as of March 31, 2021 among Portland General Electric Company, the Borrower; the Lenders; U.S. Bank National Association, as Administrative Agent; and CoBank, ACB as Syndication Agent. (incorporated by reference to Exhibit 10.1 to PGE’s Form 8-K filed April 2, 2021).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	April 29, 2021	By:	/s/ James A. Ajello
James A. Ajello
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)