Form 10-Q
period 2021-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2021-07-30
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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

Number of shares of common stock outstanding as of July 26, 2021 is 89,405,455 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Revenues, net	$545	$469	$1,157	$1,033
Alternative revenue programs, net of amortization	(8)	—	(11)	9
Total revenues	537	469	1,146	1,042
Operating expenses:
Purchased power and fuel	185	109	354	262
Generation, transmission and distribution	76	77	156	150
Administrative and other	79	74	165	145
Depreciation and amortization	101	104	204	212
Taxes other than income taxes	35	34	73	69
Total operating expenses	476	398	952	838
Income from operations	61	71	194	204
Interest expense, net	33	34	67	67
Other income:
Allowance for equity funds used during construction	5	4	9	7
Miscellaneous income (expense), net	3	3	5	(1)
Other income, net	8	7	14	6
Income before income tax expense	36	44	141	143
Income tax expense	4	5	13	23
Net income	32	39	128	120
Other comprehensive income	—	—	—	1
Comprehensive income	$32	$39	$128	$121

Weighted-average common shares outstanding (in thousands):
Basic	89,554	89,489	89,555	89,459
Diluted	89,672	89,625	89,687	89,602

Earnings per share:
Basic	$0.36	$0.44	$1.43	$1.34
Diluted	$0.36	$0.43	$1.43	$1.34

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$17	$257
Accounts receivable, net	274	271
Inventories	74	72
Regulatory assets—current	20	23
Other current assets	219	98
Total current assets	604	721
Electric utility plant, net	7,693	7,539
Regulatory assets—noncurrent	543	569
Nuclear decommissioning trust	43	45
Non-qualified benefit plan trust	46	42
Other noncurrent assets	170	153
Total assets	$9,099	$9,069

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	June 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196	$153
Liabilities from price risk management activities—current	55	14
Short-term debt	200	150
Current portion of long-term debt	20	160
Current portion of finance lease obligation	16	16
Accrued expenses and other current liabilities	369	322
Total current liabilities	856	815
Long-term debt, net of current portion	2,887	2,886
Regulatory liabilities—noncurrent	1,354	1,369
Deferred income taxes	402	374
Unfunded status of pension and postretirement plans	299	299
Liabilities from price risk management activities—noncurrent	69	136
Asset retirement obligations	263	270
Non-qualified benefit plan liabilities	100	101
Finance lease obligations, net of current portion	127	129
Other noncurrent liabilities	81	77
Total liabilities	6,438	6,456
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, no par value, 160,000,000 shares authorized; 89,401,722 and 89,537,331 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,235	1,231
Accumulated other comprehensive loss	(11)	(11)
Retained earnings	1,437	1,393
Total shareholders’ equity	2,661	2,613
Total liabilities and shareholders’ equity	$9,099	$9,069

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$128	$120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204	212
Deferred income taxes	6	4
Pension and other postretirement benefits	12	12
Allowance for equity funds used during construction	(9)	(7)
Decoupling mechanism deferrals, net of amortization	11	(8)
Amortization of net benefits due to Tax Reform	—	(11)
Deferral of incremental storm costs	(52)	—
Other non-cash income and expenses, net	19	46
Changes in working capital:
(Increase)/decrease in accounts receivable, net	(9)	40
(Increase) in inventories	(3)	(13)
(Increase) in margin deposits	(35)	(9)
Increase/(decrease) in accounts payable and accrued liabilities	13	(27)
Other working capital items, net	32	18
Other, net	(41)	(21)
Net cash provided by operating activities	276	356

Cash flows from investing activities:
Capital expenditures	(326)	(370)
Sales of Nuclear decommissioning trust securities	7	4
Purchases of Nuclear decommissioning trust securities	(5)	(3)
Other, net	(13)	(1)
Net cash used in investing activities	(337)	(370)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	319
Payments on long-term debt	(140)	(98)
Borrowings on short-term debt	200	200
Repayments of short-term debt	(150)	(50)
Dividends paid	(73)	(69)
Repurchase of common stock	(12)	—
Other	(4)	(15)
Net cash provided by (used in) financing activities	(179)	287
Increase (Decrease) in cash and cash equivalents	(240)	273
Cash and cash equivalents, beginning of period	257	30
Cash and cash equivalents, end of period	$17	$303

Supplemental cash flow information is as follows:

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash paid for interest, net of amounts capitalized	$61	$56
Cash paid for income taxes	11	5

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon. The Company participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to provide reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company’s corporate headquarters is located in Portland, Oregon and its 4,000 square mile, state-approved service area encompasses 51 incorporated cities entirely within the State of Oregon. As of June 30, 2021, PGE served 912,000 retail customers within a service area of 1.9 million residents.

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

The financial information included herein as of and for the three and six months ended June 30, 2021 and 2020 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of normal recurring nature, unless otherwise noted. The financial information as of December 31, 2020 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three and six months ended June 30, 2021 and 2020.

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

Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs may not be reflective of amounts to be recognized for a full year. Due to seasonal fluctuations in electricity sales, as well as the price of wholesale electricity and natural gas, interim financial results do not necessarily represent those to be expected for the year.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Retail:
Residential	$249	$223	$559	$502
Commercial	170	140	332	299
Industrial	62	53	122	104
Direct access customers	13	12	24	23
Subtotal	494	428	1,037	928
Alternative revenue programs, net of amortization	(8)	—	(11)	9
Other accrued revenues, net	(2)	1	11	6
Total retail revenues	484	429	1,037	943
Wholesale revenues*	41	27	74	74
Other operating revenues	12	13	35	25
Total revenues	$537	$469	$1,146	$1,042
* Wholesale revenues include $4 million and $8 million related to electricity commodity contract derivative settlements for the three months ended June 30, 2021 and 2020, respectively, and $9 million and $24 million for the six months ended June 30, 2021 and 2020, respectively. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
PGE’s obligation to sell electricity to retail customers generally represents a single performance obligation representing a series of distinct services that are substantially the same and have the same pattern of transfer to the customer that is satisfied over time as customers simultaneously receive and consume the benefits provided. The Company applies the invoice method to measure its progress towards satisfactorily completing its performance obligations.
Pursuant to regulation by the OPUC, PGE is mandated to maintain several tariff schedules to collect funds from customers for programs that benefit the general public, such as conservation, low-income housing, energy efficiency, renewable energy programs, and privilege taxes. For such programs, the Company generally collects the funds and remits the amounts to third party agencies that administer the programs. In these arrangements, PGE is considered to be an agent, as the Company’s performance obligation is to facilitate a transaction between customers and the administrators of these programs. Therefore, such amounts are presented on a net basis and are not reflected in Revenues, net within the condensed consolidated statements of income and comprehensive income.
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

Arrangements with Multiple Performance Obligations

Certain contracts with customers, primarily wholesale, may include multiple performance obligations. For such arrangements, PGE allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 3: BALANCE SHEET COMPONENTS

Inventories

PGE’s inventories, which are recorded at average cost, consist primarily of materials and supplies for use in operations, maintenance, and capital activities, as well as fuel, which includes natural gas, coal, and oil, for use in the Company’s generating plants. Periodically, PGE assesses whether inventories are recorded at the lower of average cost or net realizable value.

Accounts Receivable, Net

Accounts receivable, net includes $99 million and $97 million of unbilled revenues as of June 30, 2021 and December 31, 2020, respectively. Accounts receivable, net is net of an allowance for credit losses of $22 million as of June 30, 2021. The following summarizes activity in the allowance for credit losses (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Balance as of beginning of period	$20	$16
Increase in provision	8	15
Amounts written off	(8)	(12)
Recoveries	2	3
Balance as of end of period	$22	$22

Other Current Assets

Other current assets consist of the following (in millions):

	June 30, 2021	December 31, 2020
Prepaid expenses	$51	$57
Assets from price risk management activities	125	33
Margin deposits	43	8
Other current assets	$219	$98

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	June 30, 2021	December 31, 2020
Electric utility plant	$11,168	$10,974
Construction work-in-progress	510	429
Total cost	11,678	11,403
Less: accumulated depreciation and amortization	(3,985)	(3,864)
Electric utility plant, net	$7,693	$7,539

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $417 million and $388 million as of June 30, 2021 and December 31, 2020, respectively. Amortization expense related to intangible assets was $30 million and $31 million for the six months ended June 30, 2021 and 2020, respectively and $15 million and $16 million for the three months ended June 30, 2021 and 2020, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.
On June 30, 2021, PGE entered into a hydroelectric power purchase agreement (PPA) that the Company expects will be effective no later than December 31, 2021, after certain conditions precedent are met. On its effective date, the PPA is expected to modify an existing operating lease by effectively extending the term of the lease from 2024 to 2040 and increasing the capacity payments in the extension period. Upon modification, PGE anticipates the lease will be reclassified from operating to finance, and the Company will record an additional lease liability and right-of-use (ROU) asset of approximately $140 million on PGE’s condensed consolidated balance sheets, no later than December 31, 2021 if all conditions precedent are met. The energy portion of the PPA is considered variable and will not be included in the calculation of the lease liability and right-of-use asset. Any material differences between expense recognition and timing of payments will be deferred as a regulatory asset or liability in order to match what is anticipated to be recovered in customer prices for ratemaking purposes.
Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	June 30, 2021			December 31, 2020
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$—		$35	$—		$124
Pension and other postretirement plans	—		229	—		240
Debt issuance costs	—		24	—		25
Trojan decommissioning activities	—		98	—		95
Incremental storm costs	—		52	—		—
Other	20		105	23		85
Total regulatory assets	$20		$543	$23		$569
Regulatory liabilities:
Asset retirement removal costs	$—		$1,028	$—		$1,016
Deferred income taxes	—		219	—		239
Asset retirement obligations	—		39	—		37
Price risk management	70		—	18		—
Other	21		68	5		77
Total regulatory liabilities	$91	*	$1,354	$23	*	$1,369

* Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Incremental storm costs represents the costs not previously included for recovery in customer prices related to major storm damage incurred during the six months ended June 30, 2021. Such costs were incurred to repair damage to PGE’s transmission and distribution systems and restore power to customers as a result of the historic storms that ultimately led Oregon’s Governor to declare a state of emergency on February 13, 2021. On February 15, 2021, the Company filed an application for authorization to defer emergency restoration costs for the February storms (Docket UM 2156). PGE does not expect an OPUC decision on the February storm deferral until later in 2021 or 2022. While the Company believes the full amount of the deferral is probable of recovery as PGE’s

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
prudently incurred costs were in response to the unique and unprecedented nature of the storms, the OPUC has significant discretion in making the final determination of recovery which could result in a portion or all of the Company’s deferral being disallowed for recovery.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	June 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$51	$67
Accrued taxes payable	33	36
Accrued interest payable	27	29
Accrued dividends payable	40	38
Regulatory liabilities—current	91	23
Other	127	129
Total accrued expenses and other current liabilities	$369	$322

Credit Facilities

As of June 30, 2021, PGE had a $500 million revolving credit facility scheduled to expire in November 2023. The Company has the ability to expand the revolving credit facility to $600 million, if needed. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of June 30, 2021, PGE was in compliance with this covenant with a 55.3% debt-to-total capital ratio. The aggregate unused available credit capacity under the revolving credit facility was $500 million.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility to cover any potential need to repay any commercial paper that may be outstanding at the time. As of June 30, 2021, PGE had no commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has four letter of credit facilities that provide a total capacity of $220 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $69 million were outstanding as of June 30, 2021. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

On April 9, 2020, PGE obtained a 364-day term loan from lenders in the aggregate principal of $150 million. The term loan bore interest for the relevant interest period at LIBOR plus 1.25%. The interest rate was subject to adjustment pursuant to the terms of the loan. On March 31, 2021, this term loan was repaid in full with proceeds from the subsequent term loan described below.

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

Long-term Debt

On January 6, 2021, the Company made a scheduled $140 million repayment on a 2.51% Series of First Mortgage Bonds with available cash.

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$5	$4	$10	$8
Interest cost*	7	8	14	16
Expected return on plan assets*	(11)	(11)	(22)	(22)
Amortization of net actuarial loss*	5	4	10	8
Net periodic benefit cost	$6	$5	$12	$10
* The expense portion of non-service cost components are included in Miscellaneous income (expense), net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE estimated the fair value of financial asset and liability instruments as of June 30, 2021 and December 31, 2020, and classified these financial instruments based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
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

The Company’s financial assets and liabilities whose values were recognized at fair value in the Company’s condensed consolidated balance sheets are as follows by level within the fair value hierarchy (in millions):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Other(2)	Total
Assets:
Cash equivalents	$—	$—	$—	$—	$—
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	9	8	—	—	17
Corporate credit	—	13	—	—	13
Money market funds measured at NAV (2)	—	—	—	13	13
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	1	—	—	—	1
Money market funds	2	—	—	—	2
Equity securities	8	—	—	—	8
Price risk management activities: (1) (4)
Electricity	—	33	7	—	40
Natural gas	—	111	8	—	119
	$20	$165	$15	$13	$213
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$50	$73	$—	$123
Natural gas	—	1	—	—	1
	$—	$51	$73	$—	$124

(1)Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.
(2)Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.
(3)Excludes insurance policies of $35 million, which are recorded at cash surrender value.
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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of June 30, 2021
Electricity physical forwards	$5	$72	Discounted cash flow	Electricity forward price (per MWh)	$18.88	$148.39	$51.68
Natural gas financial swaps	8	—	Discounted cash flow	Natural gas forward price (per Decatherm)	1.86	5.01	2.51
Electricity financial futures	2	1	Discounted cash flow	Electricity forward price (per MWh)	21.78	96.00	47.47
	$15	$73
As of December 31, 2020
Electricity physical forwards	$—	$141	Discounted cash flow	Electricity forward price (per MWh)	$11.17	$51.18	$29.74
Natural gas financial swaps	1	1	Discounted cash flow	Natural gas forward price (per Decatherm)	1.52	4.33	2.29
Electricity financial futures	4	—	Discounted cash flow	Electricity forward price (per MWh)	8.78	58.42	43.71
	$5	$142

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

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance as of the beginning of the period	$117	$134	$137	$97
Net realized and unrealized losses/(gains)*	(62)	17	(83)	56
Transfers from Level 3 to Level 2	3	—	4	(2)
Balance as of the end of the period	$58	$151	$58	$151

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
* Both realized and unrealized losses/(gains), of which unrealized portion are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Revenues, net or Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income. Includes $1 million in net realized losses and $3 million in net realized gains for the three-month periods ended June 30, 2021 and June 30, 2020, respectively. For the six-month periods ended June 30, 2021 and June 30, 2020, includes $2 million in net realized losses and $3 million in net realized gains, respectively.

Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The value of the Company’s First Mortgage Bonds (FMBs) and Pollution Control Revenue Bonds is classified as a Level 2 fair value measurement.

As of June 30, 2021, the carrying amount of PGE’s long-term debt was $2,907 million, net of $12 million of unamortized debt expense, and its estimated aggregate fair value was $3,512 million. As of December 31, 2020, the carrying amount of PGE’s long-term debt was $3,046 million, net of $13 million of unamortized debt expense, and its estimated aggregate fair value was $3,808 million.

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

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	June 30, 2021	December 31, 2020
Current assets:
Commodity contracts:
Electricity	$37	$4
Natural gas	88	29
Total current derivative assets(1)	125	33
Noncurrent assets:
Commodity contracts:
Electricity	3	4
Natural gas	31	8
Total noncurrent derivative assets(1)	34	12
Total derivative assets(2)	$159	$45
Current liabilities:
Commodity contracts:
Electricity	$54	$13
Natural gas	1	2
Total current derivative liabilities	55	15
Noncurrent liabilities:
Commodity contracts:
Electricity	69	133
Natural gas	—	3
Total noncurrent derivative liabilities	69	136
Total derivative liabilities(2)	$124	$151
(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.
(2) As of June 30, 2021 and December 31, 2020, no derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	June 30, 2021		December 31, 2020
Commodity contracts:
Electricity	3	MWhs	6	MWhs
Natural gas	167	Decatherms	137	Decatherms
Foreign currency	$19	Canadian	$19	Canadian
PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of June 30, 2021 and December 31, 2020, gross amounts included as Price risk management liabilities subject to master netting agreements was an immaterial amount.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Revenues, net or Purchased power and fuel, as applicable, in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commodity contracts:
Electricity	$(44)	$15	$(67)	$47
Natural Gas	(89)	(13)	(114)	(4)
Foreign currency exchange	—	—	—	1
Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended June 30, 2021 and 2020, net gains of $112 million and net gains of $1 million, respectively, have been offset. Net gains of $151 million and net losses of $41 million have been offset for the six-month periods ended June 30, 2021 and 2020, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss/(gain) recorded as of June 30, 2021 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Commodity contracts:
Electricity	$23	$(4)	$5	$6	$7	$46	$83
Natural gas	(61)	(46)	(9)	(2)	—	—	(118)
Net unrealized loss/(gain)	$(38)	$(50)	$(4)	$4	$7	$46	$(35)
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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2021 was $89 million, for which PGE has posted $11 million in collateral, consisting of $9 million of letters of credit and $2 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered at June 30, 2021, the cash requirement to either post as collateral or settle the instruments immediately would have been $80 million. As of June 30, 2021, PGE had $41 million cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheets.

As of June 30, 2021, PGE received from counterparties $18 million in collateral, consisting of $2 million of letters of credit and $16 million of cash. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

Counterparties representing 10% or more of assets and liabilities from price risk management activities were as follows:

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	June 30, 2021	December 31, 2020
Assets from price risk management activities:
Counterparty A	10%	12%
Counterparty B	13	17
Counterparty C	21	21
Counterparty D	11	16
	55%	66%
Liabilities from price risk management activities:
Counterparty E	58%	93%
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

For the three and six months ended June 30, 2021, unvested performance-based restricted stock units and related dividend equivalent rights of 367 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 303 thousand shares excluded for the three and six months ended June 30, 2020.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted-average common shares outstanding—basic	89,554	89,489	89,555	89,459
Dilutive effect of potential common shares	118	136	132	143
Weighted-average common shares outstanding—diluted	89,672	89,625	89,687	89,602

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three- and six-month periods ended June 30, 2021 and 2020 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2020	89,537,331	$1,231	$(11)	$1,393	$2,613
Issuances of shares pursuant to equity-based plans	39,417	—	—	—	—
Stock-based compensation	—	2	—	—	2
Dividends declared ($0.4075 per share)	—	—	—	(36)	(36)
Net income	—	—	—	96	96
Balances as of March 31, 2021	89,576,748	$1,233	$(11)	$1,453	$2,675
Issuances of shares pursuant to equity-based plans	74,974	1	—	—	1
Stock-based compensation	—	4	—	—	4
Repurchase of common stock	(250,000)	(3)	—	(9)	(12)
Dividends declared ($0.4300 per share)	—	—	—	(39)	(39)
Net income	—	—	—	32	32
Balances as of June 30, 2021	89,401,722	$1,235	$(11)	$1,437	$2,661

Balances as of December 31, 2019	89,387,124	$1,220	$(10)	$1,381	$2,591
Issuances of shares pursuant to equity-based plans	77,397	—	—	—	—
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.3850 per share)	—	—	—	(35)	(35)
Net income	—	—	—	81	81
Balances as of March 31, 2020	89,464,521	$1,220	$(9)	$1,427	$2,638
Issuances of shares pursuant to equity-based plans	42,430	1	—	—	1
Stock-based compensation	—	3	—	—	3
Other comprehensive income	—	—	—	—	—
Dividends declared ($0.3850 per share)	—	—	—	(35)	(35)
Net income	—	—	—	39	39
Balances as of June 30, 2020	89,506,951	$1,224	$(9)	$1,431	$2,646

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

A small group of PRPs performed pre-remedial design sampling to update baseline data and submitted the data in an updated evaluation report to the EPA for review. The evaluation report concluded that the conditions of Portland Harbor have improved substantially over the past ten years. In response, the EPA indicated that while it would use the data to inform implementation of the ROD, the EPA’s conclusions remained materially unchanged. With the completion of pre-remedial design sampling, Portland Harbor is now in the remedial design phase, which consists of additional technical information and data collection to be used to design the expected remedial actions. Certain PRPs, not including PGE, have entered into consent agreements to perform remedial design and the EPA has indicated it will take the initial lead to perform remedial design on the remaining areas. The EPA announced on February 12, 2021 that the entirety of Portland Harbor is under an active engineering design phase.

PGE continues to participate in a voluntary process to determine an appropriate allocation of costs amongst the PRPs. Significant uncertainties remain surrounding facts and circumstances that are integral to the determination of such an allocation percentage, including remedial design, a final allocation methodology, and data with regard to property specific activities and history of ownership of sites within Portland Harbor that will inform the precise boundaries for clean-up. It is probable that PGE will share in a portion of the costs related to Portland Harbor. Based on the above facts and remaining uncertainties in the voluntary allocation process, PGE does not currently have sufficient information to reasonably estimate the amount, or range, of its potential liability or determine an allocation percentage that would represent PGE’s portion of the liability to clean-up Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording of the estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The impact of costs related to EPA and NRD liabilities on the Company’s results of operations is mitigated by the Portland Harbor Environmental Remediation Account (PHERA) mechanism. As approved by the OPUC in 2017, the PHERA allows the Company to defer and recover incurred estimated liabilities and environmental expenditures related to Portland Harbor through a combination of third-party proceeds, such as insurance recoveries, and, if necessary, through customer prices. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds. Annual expenditures in excess of $6 million, excluding expenses related to contingent liabilities, are subject to an annual earnings test and would be ineligible for recovery to the extent PGE’s actual regulated return on equity exceeds its return on equity as authorized by the OPUC in PGE’s most recent general rate case. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or ineligible per the prescribed earnings test. The Company plans to seek recovery of any costs resulting from EPA’s determination of liability for Portland Harbor through application of the PHERA. At this time, PGE is not recovering any Portland Harbor cost from the PHERA through customer prices.

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

In October 2018, DRA filed an appeal, and PGE and the CTWS filed cross-appeals, to the Ninth Circuit Court of Appeals. The appeals were fully briefed and oral argument occurred. On June 23, 2021, the Ninth Circuit Court of Appeals issued a decision to dismiss the case.

Securities Case

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

During the fourth quarter of 2020, the plaintiff in Hessel voluntarily dismissed his case and the court consolidated Cannataro and PERS of Mississippi into a single case captioned In re Portland General Electric Company Securities Litigation (the “Securities Action”) and appointed Public Employees’ Retirement System of Mississippi lead plaintiff (“Lead Plaintiff”). On January 11, 2021, Lead Plaintiff filed an amended complaint asserting causes of action arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for alleged misstatements and omissions regarding, among other things, PGE’s alleged lack of sufficient internal controls and risks associated with PGE's trading activity in wholesale electric markets, purportedly on behalf of purchasers of PGE stock between February 13, 2020, and August 24, 2020 (“the Amended Complaint”). The Amended Complaint demands a jury trial and seeks compensatory damages of an unspecified amount and reimbursement of plaintiffs’ costs, and attorneys’ and expert fees. On March 12, 2021, the defendants filed a motion to dismiss the Amended Complaint.

On July 11, 2021, the parties entered into a Stipulation of Settlement (the "Agreement") to fully resolve the Securities Action. The Agreement, which is subject to Court approval, provides for a settlement payment of $6.75 million in exchange for the complete dismissal with prejudice and a release of all claims against the defendants in connection with the Securities Action, without any admission of fault or wrongdoing by the defendants. On July 16, 2021, the Lead Plaintiff filed an application for Court approval of the settlement, which is pending. The Company anticipates that the settlement payment will be paid by the Company’s insurance provider under its insurance policy. In light of the Agreement, the court removed the hearing on the defendants’ pending motion to dismiss from the calendar.

Putative Shareholder Derivative Lawsuits

On January 26, 2021, a putative shareholder derivative lawsuit was filed in Multnomah County Circuit Court, Oregon, captioned Shimberg v. Pope, No. 21- cv-02957, against one current and one former PGE executive and several members of the Company's Board of Directors (collectively, the "Individual Defendants") and naming the Company as a nominal defendant only. The plaintiff asserts a claim for alleged breaches of fiduciary duties, purportedly on behalf of PGE, arising from the energy trading losses the Company previously announced in August 2020. The plaintiff alleges that the Individual Defendants made material misstatements and omissions and allowed the Company to operate with inadequate internal controls. The complaint demands a jury trial and seeks damages to be awarded to the Company of not less than $10 million, equitable relief to remedy the alleged breaches of fiduciary duty, and an award of plaintiff’s attorneys’ fees and costs. The court has entered an order staying the action until September 15, 2021, or until further order of the court reinstating the action. On June 1, 2021, the plaintiff filed an unopposed motion to consolidate this lawsuit with Ashabraner v. Pope, 21-cv-13698, described below. Since the lawsuit is in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible loss.

On March 17, 2021, a putative shareholder derivative lawsuit was filed in U.S. District Court for the District of Oregon, captioned JS Halberstam Irrevocable Grantor Trust v. Davis, No. 3:21-cv-00413-SI, against one current and one former PGE executive and certain current and former members of the Company's Board of Directors. The plaintiff asserts claims for alleged breaches of fiduciary duties, waste of corporate assets, contribution and indemnification, aiding and abetting, and gross mismanagement, purportedly on behalf of PGE, arising from the

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
energy trading losses the Company previously announced in August 2020. The plaintiff alleges that the defendants made material misstatements and omissions and allowed the Company to operate with inadequate internal controls. The complaint demands a jury trial and seeks equitable relief to remedy and prevent future alleged breaches of fiduciary duty, and an award of plaintiff’s attorneys’ fees and costs. The court has entered an order staying the action until September 15, 2021. Since the lawsuit is in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible loss.

On April 7, 2021, a putative shareholder derivative lawsuit was filed in Multnomah County Circuit Court, Oregon, captioned, Ashabraner v. Pope, 21-cv-13698, against one current and one former PGE executive and several members of the Company's Board of Directors. The plaintiff asserts a claim for alleged breaches of fiduciary duties, purportedly on behalf of PGE, arising from the energy trading losses the Company previously announced in August 2020. The plaintiff alleges that the defendants made material misstatements and omissions and allowed the Company to operate with inadequate internal controls. The complaint demands a jury trial and seeks damages to be awarded to the Company, equitable relief, and an award of plaintiff’s attorneys’ fees and costs. On April 30, 2021, the court entered an order staying the action until September 15, 2021. Since the lawsuit is in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible loss.

On May 21, 2021, a putative shareholder derivative lawsuit was filed in the U.S. District Court for the District of Oregon, Portland Division captioned Berning v. Pope, No. 3:21-cv-00783-SI, against one current and one former PGE executive and several members of the Company's Board of Directors and naming the Company as a nominal defendant only. The plaintiff asserts claims for alleged breaches of fiduciary duties, purportedly on behalf of PGE, arising from the energy trading losses the Company previously announced in August 2020. The plaintiff also asserts a claim against the two executives for contribution and indemnity based on alleged violations of Sections 10(b) and 21D of the Exchange Act. The complaint demands a jury trial and seeks multiple forms of relief, including, among other things: a declaration that defendants breached and/or aided and abetted the breach of their fiduciary duties to PGE; an order directing PGE to reform and improve its corporate governance and internal procedures; restitution; and an award of attorneys’ fees, expenses, and costs. Since the lawsuit is in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible loss.

Governmental Investigations

In March, April and May 2021, the Division of Enforcement of the Commodity Futures Trading Commission (the "CFTC"), the Division of Enforcement of the SEC, and the Division of Enforcement of the Federal Energy Regulatory Commission ("FERC"), respectively, informed the Company they are conducting investigations arising out of the energy trading losses the Company previously announced in August 2020. The Company is cooperating with the CFTC, SEC, and FERC. Management cannot at this time predict the eventual scope or outcome of these matters.

Colstrip Litigation

The Company has a 20% ownership interest in the Colstrip Units 3 and 4 coal-fired generating plant (Colstrip), which is operated by one of the co-owners, Talen Montana, LLC (Talen). Various business disagreements have arisen amongst the co-owners regarding interpretation of the Ownership and Operation (O&O) Agreement and other matters, which are described below.

Petition to compel arbitration—On April 12, 2021, Avista Corporation, Puget Sound Energy Inc., PacifiCorp, and Portland General Electric Company (the Petitioners) petitioned in Spokane County Superior Court, Washington. Case No. 21201000-32, against Northwestern Corporation and Talen to compel the arbitration initiated by NorthWestern Corporation to determine whether owners representing 55% or more of the ownership shares can vote

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
to close one or both units of Colstrip, or whether unanimous consent is required. The O&O Agreement among the parties states that any dispute shall be submitted for resolution to a single arbitrator with appropriate expertise. On April 14, 2021, the Petitioners filed a petition to compel arbitration. On May 14, 2021, Talen removed the case to Federal Court (Eastern District of Washington Case No. 2:21-cv-00163-RMP). On May 21, 2021, Talen filed a motion to transfer the case to the U.S. District Court for the District of Montana, or dismiss. Petitioners filed a motion to remand on June 4, 2021.

Challenge to constitutionality of Montana Senate Bills 265 and 266 (SB 265 and SB 266)—On May 4, 2021, the Petitioners filed a claim against Northwestern Corporation and Talen in U.S. District Court - Montana, Billings Division, Case No. 1:21-cv-00047-SPW-KLD, based on the passage of SB 265 in Montana, which attempts to void contractual provisions within the co-owner agreement for Colstrip if they do not provide for three arbitrators or provide for venue outside of the county where the plant is located. The passage of SB 265 was supported by Defendants and purports to void the O&O Agreement between all parties, which provides for one arbitrator and venue in Spokane, Washington. The petitioners allege that SB 265 violates the contracts clause of the U.S. Constitution and the Montana Constitution, and is preempted by the Federal Arbitration Act (FAA). The Petitioners seek declaratory relief that SB 265 is unconstitutional as applied to the O&O Agreement and the FAA preempts the enforcement of SB 265.

Petitioners filed a First Amended Complaint on May 19, 2021, adding the Attorney General of Montana (Montana AG) as defendant and challenging the constitutionality of Montana Senate Bill 266 (SB 266), which purportedly gives the Montana AG authority to penalize and restrain any co-owner of Colstrip who takes steps to shut-down the plant without unanimous consent, or otherwise fails to pay the costs to maintain the plant. Defendant Northwestern filed an answer on June 2, 2021 and asked that the case Talen filed, as described in the “Complaint to implement SB 265 and SB 266” below, and this case be consolidated. On May 27, 2021, Petitioners filed a Motion for Preliminary Injunction, to enjoin the Attorney General from enforcing SB 266 against them. On June 17, 2021, defendants Northwestern Corporation and Talen filed their Oppositions to Motion for Preliminary Injunction (PI) and the Montana AG filed a response taking no position on the PI, stating the State of Montana does not envision enforcing SB 266 any time soon. The Court scheduled a hearing on the Petitioners’ Motion for PI August 6, 2021.

Complaint to implement SB 265 and SB 266—On May 4, 2021, Talen filed a complaint against the Petitioners and Northwestern Corporation, in the Thirteenth Judicial District Court in the State of Montana, as an attempt to implement Montana laws when determining the language of the O&O agreement based on the recent enactment of SB 265, which purports to invalidate provisions of the co-owner operating agreement regarding arbitration, and SB 266, which purports to give the Montana AG authority to prosecute and levy a $100,000 a day fine against any co-owner who takes steps to close Colstrip without unanimous consent of all co-owners. The case was subsequently removed to the U.S. District Court - Montana, Billings Division, Case No. 1:21-cv-00058-SPW-TJC.

Since these lawsuit are in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible loss.

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

NOTE 9: GUARANTEES

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of June 30, 2021, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes tax credits, regulatory flow-through adjustments, and other items, applied to the Company’s year-to-date, pre-tax income. The significant differences between the U.S. Federal statutory tax rate and PGE’s effective tax rate are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Federal tax credits*	(11.7)	(14.4)	(9.6)	(12.0)
State and local taxes, net of federal tax benefit	8.3	10.9	8.7	8.5
Flow-through depreciation and cost basis differences	(3.0)	(2.6)	(0.5)	0.3
Amortization of excess deferred income tax	(3.4)	(2.5)	(3.3)	(2.1)
Local tax flow-through adjustment	—	—	(6.1)	—
Other	(0.1)	(1.0)	(1.0)	0.4
Effective tax rate	11.1%	11.4%	9.2%	16.1%

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Local tax flow-through adjustment

The Company is subject to a local tax that is recovered through a supplemental tariff based on current tax expense, but for which the Company has also recognized deferred income tax expenses over time. Because it is probable that the local deferred taxes will be flowed through future customer prices in accordance with the supplemental tariff, PGE determined a corresponding regulatory asset should have been recorded. In the first quarter of 2021, PGE recognized a regulatory asset to defer previously recorded deferred income tax expenses in the amount of $9 million with a corresponding credit to Income tax expense in the condensed consolidated statements of income for the six months ended June 30, 2021. The adjustment has no impact to the three months ended June 30, 2021, and is immaterial to prior periods.

Carryforwards

Federal tax credit carryforwards as of June 30, 2021 and December 31, 2020 were $88 million and $77 million, respectively. These credits primarily consist of PTCs, which will expire at various dates through 2041. PGE believes that it is more likely than not that its deferred income tax assets as of June 30, 2021 will be realized; accordingly, no valuation allowance has been recorded. As of June 30, 2021, and December 31, 2020, PGE had no material unrecognized tax benefits.

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

In addition to any assumptions and other factors and matters referred to specifically in connection with forward-looking statements, factors that could cause actual results or outcomes for PGE to differ materially from those discussed in such forward-looking statements include:

•governmental policies, legislative action, and regulatory audits, investigations, and actions, including those of the FERC and OPUC with respect to allowed rates of return, financings, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs, operating expenses, and capital investments, and current or prospective wholesale and retail competition;
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
•natural or human-caused disasters and other risks, including, but not limited to, earthquake, flood, ice, drought, extreme heat, lightning, wind, fire, accidents, equipment failure, acts of terrorism, computer system outages and other events that disrupt PGE operations, damage PGE facilities and systems, cause the release of harmful materials, cause fires, and subject the Company to liability;
•unseasonable or extreme weather and other natural phenomena, such as the greater size and prevalence of wildfires in Oregon in recent years, which could affect public safety, customers’ demand for power and PGE’s ability and cost to procure adequate power and fuel supplies to serve its customers, PGE’s ability to access the wholesale energy market, PGE’s ability to operate its generating facilities and transmission and distribution systems, the Company’s costs to maintain, repair, and replace such facilities and systems, and recovery of costs;
•PGE’s ability to effectively implement a public safety power shutoff (PSPS) and de-energize its system in the event of heightened wildfire risk;

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
•changes in residential, commercial, or industrial customer demand, or demographic patterns, in PGE’s service territory;
•the effectiveness of PGE’s risk management policies and procedures;
•cybersecurity attacks, data security breaches, or other malicious acts that cause damage to the Company’s generation, transmission, or distribution facilities, information technology systems, inhibit the capability of equipment or systems to function as designed or expected, or result in the release of confidential customer, employee, or Company information;
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

Company Strategy

PGE remains committed to achieving steady growth and returns as the Company transforms to meet the challenges of climate change and an ever-evolving energy grid. Customers, policy makers, and other stakeholders expect PGE to reduce greenhouse gas (GHG) emissions, keep the power grid reliable and secure, and ensure prices are affordable, especially for the most vulnerable customers. The Company’s strategy strives to balance these interests. PGE plans to:

•Decarbonize the power supply by reducing GHG emissions associated with the power served to customers by at least 80% by 2030, and achieving zero GHG emissions associated with the power served to customers by 2040;
•Electrify other sectors of the economy like transportation and buildings that are also transforming to reduce GHG emissions; and
•Perform as a business, driving improvements to work efficiency, safety of our coworkers, and reliability of our systems and equipment, all while adhering to the Company’s earnings per diluted share growth guidance of 4-6% on average.

Decarbonize the power supply—PGE partners with customers and local and state governments to advance a clean energy future. PGE continues to leverage these partnerships to pursue emission reductions using a diverse portfolio of clean and renewable energy resources, and promote economy-wide emission reductions through electrification and smart energy use to help meet its GHG emission reduction goals.

Clean Electricity and GHG Legislation and Administrative Actions—In June 2021, the Oregon legislature passed House Bill 2021 (HB 2021), establishing a 100% clean electricity by 2040 framework for PGE and other investor-owned utilities and electric service suppliers in the state. A number of provisions in the bill align with PGE’s strategic direction. The GHG reduction targets applicable to these regulated entities are an 80% reduction in GHG emissions by 2030, 90% by 2035, and 100% by 2040 and every year thereafter. The bill was signed by the Governor on July 19, 2021. The baseline period for the investor-owned utilities is the average annual GHG emissions for the years 2010, 2011, and 2012 associated with the electricity sold to retail electricity consumers as reported to Oregon Department of Environmental Quality (ODEQ).

Utilities must develop a clean energy plan (CEP) for meeting the targets concurrent with the development of each Integrated Resource Plan (IRP). In reviewing the CEP, the OPUC must ensure that utilities demonstrate continual progress and are taking actions as soon as practicable that facilitate rapid reduction of GHG emissions at reasonable costs to retail electricity consumers. The OPUC is also given authority to apply a performance incentive for early compliance with one or more of the clean energy targets.

Regulated entities will continue to report annual GHG emissions to ODEQ, as they do today. In compliance years, which are 2030, 2035, and 2040 and every year thereafter, the OPUC will use the data reported to ODEQ for that compliance year to determine whether the reduction targets are met. In determining compliance, if the utility has emissions in excess of the target, the OPUC must take into consideration emissions attributable to meeting load if the utility experienced unexpected challenges, such as transmission constraints or under-production from hydro and other renewable resources. The bill also includes certain compliance exceptions to protect customers, such as cost caps and mandatory reliability standards.

The legislation also:
•aligns with PGE decarbonization goals while protecting affordability and reliability;
•establishes clear decarbonization authority for the OPUC, including authority over electricity service suppliers (ESS);
•modernizes competition provisions of Oregon’s electricity restructuring law from 1999, Oregon Senate Bill 1149 (SB 1149),
•provides clear authority and process for a community-wide green tariff program for customers 30 kw and smaller with the ability to earn on program resources, and
•codifies non-bypassability of costs to ensure all customers pay their share of HB 2021 policy costs.

In March 2020, the Governor of Oregon issued an executive order directing state agencies to seek to reduce and regulate GHG emissions. As the Governor is limited by current statutory authority, the executive order does not include a market-based mechanism as envisioned by the cap and trade legislation introduced in prior legislative sessions.

Among other things, the executive order:
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
•Directed the ODEQ to adopt a program to cap and reduce GHG emissions from large stationary sources, transportation fuels, and other liquid or gaseous fuels including natural gas; and
•More than doubled the reduction goals of the state’s Clean Fuels Program and extended the program, from the previous rule that required a 10 percent reduction in average carbon intensity of fuels from 2015 levels by 2025, to a 25 percent reduction below 2015 levels by 2035.

In 2016, Oregon Senate Bill 1547 (SB 1547) set a benchmark for how much electricity must come from renewable sources and required the elimination of coal from Oregon utility customers’ energy supply no later than 2030 (subject to an exception that allowed extension of this date until 2035 for PGE’s output from Colstrip).

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

Although PGE is currently scheduled to recover the costs of Colstrip generation by 2030, some co-owners of Units 3 and 4 have sought approval to recover their costs sooner in their respective jurisdictions. In its most recent depreciation study filed with the OPUC in January 2021, PGE proposed to accelerate depreciation on Colstrip generation assets through 2027. In late July 2021, certain parties to PGE’s depreciation study docket, (OPUC Docket UM 2152) reached a stipulated settlement, which will accelerate depreciation on the Colstrip generation assets through December 31, 2025. If the settlement is approved by the OPUC, the resulting depreciation rates would be utilized in the Company’s pending 2022 General Rate Case (2022 GRC). For further information on the 2022 GRC, see “General Rate Case” in the “Perform as a Business” section of this Overview. The Company continues to evaluate its ongoing investment in Colstrip, including the possibility of PGE’s exit from these facilities. See Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements,” for information regarding legal proceedings related to Colstrip.

Any reduction in generation from Colstrip has the potential to provide capacity on the Colstrip Transmission facilities, which stretch from eastern Montana to near the western end of the state to serve markets in the Pacific Northwest and neighboring states. PGE has a 15% ownership interest in, and capacity on, the Colstrip Transmission facilities. Renewable energy development might benefit from any excess transmission capacity that may become available.

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

In 2018, the Company issued a request for proposals seeking to procure approximately 100 average megawatts (MWa) of qualifying renewable resources. The prevailing bid was Wheatridge, an energy facility in eastern Oregon that will combine 300 MW of wind generation and 50 MW of solar generation with 30 MW of battery storage. PGE owns 100 MW of the wind resource, which was placed into service in the fourth quarter of 2020. Subsidiaries of NextEra Energy Resources, LLC own the balance of the wind resource, along with the solar and battery components, and will sell their portion of the output to PGE. Construction continues on the solar and battery components, which are expected to be placed in service at the end of 2021.

In May 2020, the OPUC issued an order that acknowledged the Company’s 2019 IRP and the Action Plan for PGE to undertake over the next four years to acquire the resources identified. The order also required that PGE consider resources in the Renewable and Capacity RFPs in a co-optimized manner. PGE had requested authorization to pursue up to approximately 700 MW of capacity contribution by 2025 from a combination of renewables, existing resources, and new non-emitting dispatchable capacity resources, such as energy storage.

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

PGE filed an IRP Update with the OPUC in January 2021. No changes were proposed to the 2019 IRP Action Plan in the IRP Update. However, based on the updated capacity need forecast reflecting the addition of the agreement with the Douglas County PUD and more sophisticated modeling, the updated capacity need in 2025 was 511 MW. At the April 20, 2021 special public meeting, the OPUC approved a motion to adopt, with supplements, the OPUC staff’s recommendation to acknowledge PGE’s 2019 IRP Update, with a written order to follow.

PGE has a 66.67% ownership interest in the 455 MW Pelton/Round Butte hydroelectric project on the Deschutes River, with the remaining interest held by the Confederated Tribes of the Warm Springs Reservation of Oregon (CTWS). The CTWS has an option to purchase an additional undivided 16.66% ownership interest in Pelton/Round Butte in 2021. On June 30, 2021, the CTWS notified PGE of their intent to exercise this first purchase option. Also on June 30, 2021, PGE executed a 16-year PPA with the CTWS that would commence in 2025 to purchase 100% of their current, and potential future, share of project’s output. The Company currently expects all conditions precedent to the effectiveness of the PPA to be satisfied, and CTWS to close on the purchase of their increased ownership interest, by the end of 2021. The Company filed with the OPUC a request for a waiver of the OPUC’s competitive bidding rules related to the PPA. The application requests that the OPUC make a decision on the waiver request prior to October 2021. PGE expects the PPA to reduce PGE’s remaining capacity need in 2025 to approximately 287 MW. To meet this remaining capacity need, the Company is seeking to procure both renewable and non-emitting, dispatchable resources in an All-Source RFP.

Renewable resources in PGE’s 2021 All-Source RFP must be RPS eligible, qualify for the federal PTC or the federal Investment Tax Credit and pass the cost-containment screen. All resources (dispatchable or renewable) must be online by the end of 2024, with certain exceptions for long-lead time pumped hydro resources.

Additionally, PGE expects to procure a resource or resources for the Company’s Green Future Impact (GFI) Program through the 2021 All-Source RFP. Under the GFI Program, PGE can procure up to 100 MW of a new wind, solar, or hybrid renewable and battery storage resource to meet subscriber demand under the PGE supply option. The Company does not expect GFI Program resources considered in the 2021 All-Source RFP to contribute towards the cost-of-service 150 MWa energy cap envisioned under the 2019 IRP Action Plan, although that is subject to OPUC discretion.

PGE has proposed a timeline to the OPUC that would have the Company issue the 2021 All-Source RFP in November 2021 with acknowledgement of a final shortlist during the second quarter of 2022.

The Climate Pledge—On April 21, 2021, PGE joined The Climate Pledge, a commitment to be net-zero annual carbon emissions by 2040, which is a decade ahead of the Paris Agreement’s goal of 2050. As a signatory to The Climate Pledge, PGE agrees to: i) measure and report GHG emissions on a regular basis; ii) implement decarbonization strategies in line with the Paris Agreement through real business changes and innovations, including efficiency improvements, renewable energy, materials reductions, and other carbon emission elimination strategies; and iii) neutralize any remaining emissions with additional, quantifiable, real, permanent, and socially-beneficial offsets.

Customer Choice Programs—PGE’s customers are committed to purchasing clean energy, as over 230,000 customers voluntarily participate in PGE’s GFI Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100 percent clean and renewable electricity by 2035 and 100 percent economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area continue to consider similar goals.

In response, the Company implemented a new customer service option, the GFI Program, which allows for 100 MW of PGE-provided power purchase agreements for renewable resources and up to 200 MW of customer-provided renewable resources. Approved by the OPUC in the first quarter 2019, the program provides business customers access to bundled renewable attributes from those resources. On March 29, 2021, the OPUC issued an order that expanded the program by 200 MW and provided for the possibility of PGE ownership of the underlying renewable resources under certain conditions. Through this voluntary program, the Company seeks to align sustainability goals, cost and risk management, reliable integrated power, and a cleaner energy system.

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

In July 2019, PGE’s Board approved plans to construct an Integrated Operations Center (IOC) as a key step to supporting this strategy, at an estimated total cost of $200 million, excluding AFDC. The IOC will centralize mission-critical operations, including those that are planned as part of the integrated grid strategy. This secure, resilient facility will include infrastructure to support and enhance grid operations and co-locate primary support functions. As of June 30, 2021, the Company has recorded $152 million, including AFDC, in construction work-in-progress related to the IOC. The project is expected to be placed in-service in the fourth quarter of 2021.

The Company is also working to advance transportation electrification, with projects aimed at improving accessibility to electric vehicle charging stations and partnering with local mass transit agencies to transition to a greater use of electric vehicles. In June 2019, the Oregon Legislature enacted Oregon Senate Bill 1044 (SB 1044), which establishes Oregon’s zero emissions vehicle goals in statute at 250 thousand zero emission vehicle sales by 2025 and 90% of all new vehicle sales to be zero emission 2035. In September 2019, PGE filed with the OPUC its first Transportation Electrification plan, which considers current and planned activities, along with both existing and potential system impacts, in relation to the State’s carbon reduction goals. In October 2020, the OPUC approved the plan and the Company began deferral accounting for costs and revenues associated with the Transportation Electrification and Electric Vehicle Charging pilot programs. In 2021, the Oregon legislature enacted House Bill 2165, ensuring the OPUC has clear and broad authority to allow electric company investments in infrastructure to support transportation electrification.

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

General Rate Case—On July 9, 2021, PGE filed with the OPUC a general rate case based on a 2022 test year (GRC). The filing requests an increase in PGE's annual revenue requirement that, when combined with changes in supplemental schedules, results in an overall average increase of approximately 3.9% in customer prices for 2022. The net price increase and annual revenue requirement includes a 2.0% average price increase as a result of higher net variable power costs expected in 2022, as reflected in the Annual Power Cost Update Tariff (AUT) filed with the OPUC in April 2021. The GRC filing seeks recovery of base business investments in upgrading the grid to improve reliability, resiliency, and capability to deliver safe, reliable, clean electricity to customers.

PGE has invested heavily in its transmission and distribution system to meet the needs of customers by addressing new and growing load and strengthening the grid for new challenges with extreme weather and wildfires. These investments include needed pole and underground wire replacements, substation upgrades, and other additions.

The cornerstone of the transmission and distribution investments is a new IOC, set to open in the fourth quarter of 2021. Acting as the nerve center of PGE's system, the IOC will enable the Company to apply smart technologies to keep an increasingly complex set of clean energy resources operating efficiently. The IOC also will strengthen physical and cyber security of the system to meet critical infrastructure standards, such as seismic and other natural disaster readiness, with the aim of achieving greater reliability with fewer and shorter outages.

The Company also will deploy a new software platform called the Advanced Distribution Management System that is designed to allow the Company to reduce outages by proactively detecting and responding to issues before they impact customers and providing self-healing technology for restoring power.

The GRC also reflects significant investments geared toward protecting the lives and property of Oregonians. As Oregon’s weather gets hotter and drier, increasing the risk of catastrophic wildfires, the Company is intensifying efforts to keep the system safe from wildfire-related events and resilient from weather and disaster-related crises. Key to these efforts are expansion of the vegetation management program and system hardening to help mitigate potential outages arising from wildfire and severe weather year-round.

The proposed net increase in annual revenue requirement in the GRC is based upon:
•A capital structure of 50% debt and 50% equity;
•A return on equity of 9.5%;
•A cost of capital of 6.94%; and
•A rate base of $5.7 billion.

Regulatory review of the 2022 GRC will continue throughout 2021 and into 2022, with a final OPUC order expected to be issued by April 2022, if not settled sooner. PGE has proposed that new customer prices become effective May 2022. Price changes for the AUT and the supplemental schedule items are expected to occur January 1, 2022.

The 2022 GRC filing (Docket UE 394) is available on the OPUC website at www.oregon.gov/puc.

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

For the three months ended June 30, 2021, PGE recorded a $6 million increase to its COVID-19 deferral. As of June 30, 2021 and December 31, 2020, PGE’s deferred balance was $16 million and $10 million, respectively, comprised primarily of bad debt expense in excess of what is currently considered and collected in customer prices. PGE expects incremental bad debt expense to be $12 million to $14 million for the year ended 2021, which includes the expected effect of billing assistance to be provided to customers during the remainder of the year. All other incremental expenses will be recognized in the results of operations, until a determination is made that cost recovery is probable. Amortization of any deferred costs will remain subject to OPUC review prior to amortization in customer prices and would be subject to an earnings test.

PGE believes the full amount of the 2020 and 2021 deferrals is probable of recovery as the Company’s prudently incurred costs were in response to the unique nature of the COVID-19 pandemic health emergency. The OPUC has significant discretion in making the final determination of recovery and their conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

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

PGE continues to incur costs to replace and rebuild PGE facilities damaged by the fires, as well as addressing fire-damaged vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. On October 20, 2020, the OPUC formally approved PGE’s request for deferral of such costs. As of June 30, 2021 and December 31, 2020, PGE’s cumulative deferred costs related to the wildfire response was $30 million and $15 million, respectively. PGE continues to assess the damage to its infrastructure and expects regulatory recovery of prudently incurred restoration costs. PGE believes the full amount of the 2020 and 2021 deferrals is probable of recovery as the Company’s prudently incurred costs were in response to the unique and unprecedented nature of the wildfire events leading to the deferral. The OPUC has significant discretion in making the final determination of recovery and their conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

February 2021 Ice Storms and Damage—Beginning on February 11, 2021, an historic set of storms involving heavy snow, winds and ice impacted the United States, including PGE’s service territory. On February 13, 2021, Oregon’s Governor declared a state of emergency due to severe winter weather that resulted in heavy snow and ice accumulation, high winds, critical transportation failures, and loss of power and communications capabilities. The wind and ice from the storms caused significant damage to PGE’s transmission and distribution systems, which resulted in over 750,000 outages, with many customers affected more than once. At peak activity during the recovery, PGE deployed over 400 repair crews across the service territory, with many of these crews provided through mutual aid arrangements from throughout the West.

Through June 30, 2021, PGE has incurred an estimated $99 million in incremental costs due to the storms, of which $36 million were capital and recorded to Electric utility plant, net and $63 million were operating expenses associated with transmission and distribution. Beginning in 2019, the OPUC authorized the Company to collect $4 million annually from retail customers to cover incremental expenses related to major storm damages, and to defer any amount not utilized in the current year. In response to the February storms, PGE exhausted its storm collection balance for 2021 of $9 million, which was used to offset operating expenses. After accounting for storm deferral tracking mechanisms already in place, the cumulative incurred operating expenses from the February storm damage are estimated to be $54 million as of June 30, 2021.

On February 15, 2021, PGE filed an application for authorization to defer emergency restoration costs for the February storms (Docket UM 2156) and as of June 30, 2021, the Company has deferred a total of $52 million, including interest, related to incremental operating expenses due to the storms. PGE expects to incur and defer additional costs subsequent to the storms related to replacing and rebuilding PGE facilities damaged by the storms, as well as addressing vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. PGE does not expect an OPUC decision on the February storms deferral until sometime during 2022. While the Company believes the full amount of the deferral is probable of recovery as PGE’s prudently incurred costs were in response to the unique and unprecedented nature of the storms, the OPUC has significant discretion in making the final determination of recovery which could result in a portion, or all, of PGE’s deferral being disallowed for recovery.

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

Portland Harbor Environmental Remediation Account (PHERA) Mechanism—The EPA has listed PGE as one of over one hundred PRPs related to the remediation of the Portland Harbor Superfund site. As of June 30, 2021, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. The Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording of the estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the Company’s recovery mechanism allows the Company to defer and recover estimated liabilities and incurred environmental expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, such as insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-

party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

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

The Company recorded an estimated refund of $2 million to customers for the six months ended June 30, 2021, which resulted from variances between actual weather-adjusted use per customer and that projected in the 2019 GRC. In the second quarter of 2021, the Company continued to see higher weather-adjusted use per customer from residential customers that are spending more time at home and lower use per customer from commercial customers that are adversely affected by COVID-19.

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

Deferral of Boardman Revenue Requirement—In October 2020, intervenors filed a deferral application with the OPUC that would require PGE to defer and refund the revenue requirement associated with Boardman currently included in customer prices as established in the Company’s last general rate case. The application states a deferral is required for customers to adequately capture the reduction in revenue requirement beginning on October 15, 2020, the date Boardman ceased operations. PGE estimates this amount could be up to $14 million for the period ended December 31, 2020 and $66 million for the year ending December 31, 2021. As of June 30, 2021 and December 31, 2020, PGE has not recorded a regulatory liability pursuant to this deferral application as the Company believes its current prices are just and reasonable in light of PGE’s continued substantial investments in utility plant. The costs of these investments, which are not currently reflected in customer prices, more than offset the revenue requirement for Boardman. If the OPUC authorizes a refund, PGE would record a regulatory liability with a corresponding charge to earnings.

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

	Three Months Ended June 30,		% Increase (Decrease) in Energy Deliveries	Six Months Ended June 30,		% Increase (Decrease) in Energy Deliveries
	2021	2020		2021	2020
Energy deliveries (MWhs in thousands):
Retail:
Residential	1,764	1,658	6%	4,003	3,789	6%
Commercial	1,601	1,374	17%	3,165	3,000	6%
Industrial	916	828	11%	1,813	1,638	11%
Subtotal	4,281	3,860	11%	8,981	8,427	7%
Direct access:
Commercial	148	141	5%	298	311	(4)%
Industrial	402	370	9%	761	725	5%
Subtotal	550	511	8%	1,059	1,036	2%
Total retail energy deliveries	4,831	4,371	11%	10,040	9,463	6%
Wholesale energy deliveries	1,259	1,287	(2)%	2,504	2,980	(16)%
Total energy deliveries	6,090	5,658	8%	12,544	12,443	1%

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Average number of retail customers:
Residential	798,799	88%	789,927	88%	798,200	88%	788,511	88%
Commercial	110,825	12	110,158	12	110,764	12	110,116	12
Industrial	190	—	195	—	191	—	194	—
Direct access	584	—	633	—	593	—	631	—
Total	910,398	100%	900,913	100%	909,748	100%	899,452	100%

Retail energy deliveries for the six months ended June 30, 2021 increased 6% compared with the six months ended June 30, 2020, as reflected by increases in all customer classes. In the second quarter 2021, Total retail energy deliveries increased 11%, led by the commercial class, which suffered the largest contraction during 2020 due to the COVID-19 pandemic, posting a 15% gain.

During the pandemic, residential loads increased as a larger percentage of the population spent more time at home, whether working from home, providing child-care due to school closures, or lacking employment as commercial activity slowed. Conversely, commercial energy deliveries declined as many businesses were disrupted in an attempt to maintain social distancing or have closed as a result of the lack of business as residents followed directives from state and federal authorities. The industrial class as a whole experienced an increase in energy deliveries, due primarily to continued growth in the high tech and digital services sectors, which saw lesser impacts from noted closures than other sectors. As the economy has reopened during 2021, PGE has experienced greater customer demand, particularly from the commercial class. Residential usage continues to be elevated as remote and hybrid work schedules remain in place across the service area.

The following table indicates the number of heating and cooling degree-days for the three and six months ended June 30, 2021 and 2020, along with the current 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2021	2020	Avg.	2021	2020	Avg.

First Quarter	1,805	1,761	1,847	—	—	—
April	290	305	370	—	—	3
May	167	174	185	21	39	25
June	41	75	74	217	60	65
Second Quarter	498	554	629	238	99	93
Year-to-date	2,303	2,315	2,476	238	99	93
Increase/(Decrease) from the 15-year average	(7)%	(7)%		156%	6%

In late June 2021, PGE’s service territory experienced record breaking heat, with temperatures in Portland, Oregon exceeding all-time highs for three consecutive days. On the third day of the event, June 28, 2021, when the Portland temperature reached 116 degrees, the Company recorded a new all-time system peak load of 4,441 MW, which surpassed the previous all-time mark of 4,073 MW and the previous summer system peak load of 3,976 MW.

After adjusting for the effects of weather, retail energy deliveries for the six months ended June 30, 2021 increased 4.2% compared to the same period of 2020. The increase reflects increases of 9% in industrial deliveries, 3% in commercial energy deliveries, and 2% in residential energy deliveries. Residential average usage per customer saw an increase, which, combined with growth of 1.2% in the average number of residential customers, contributed to increased energy deliveries.

The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from Electricity Service Suppliers (ESSs). This cap would have limited energy deliveries to these customers to an amount equal to approximately 13% of PGE’s total retail energy deliveries for the first six months of 2021.

During 2018, the OPUC created a New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. In early February 2020, PGE began offering service to customers under this program, which is capped at 119 MWa, based on an order issued by the OPUC in January 2020. With the adoption of the New Large Load Direct Access program in 2020, as much as 18% of the Company’s energy deliveries could have been supplied by ESSs. Actual energy deliveries to Direct Access customers by ESSs represented 11% of PGE’s total retail energy deliveries for the first six months of 2021 and 2020.

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

The following table provides information regarding the performance of the Company’s generating resources for the six months ended June 30, 2021 and 2020:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total retail load
	2021	2020	2021	2020	2021	2020
Generation:
Thermal:
Natural gas	87%	91%	175%	77%	45%	39%
Coal (3)	—	100	105	104	9	17
Wind	85	96	112	127	13	13
Hydro	94	90	76	77	6	8

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
(3)Plant availability excludes Colstrip, which PGE does not operate. Colstrip availability was 72% during the six months ended June 30, 2021, compared with 78% in 2020. Boardman ceased coal-fired generation on October 15, 2020.

Energy received from PGE-owned and jointly-owned thermal plants increased 4% during the six months ended June 30, 2021 compared to 2020, primarily as a result of increased production at the Company’s natural gas-fired plants to meet retail load demands, partially offset by a decrease in coal production. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, increased 56% during the six months ended June 30, 2021 compared to 2020. Energy received from mid-Columbia and other regional hydroelectric projects increased 100% in the six months ended June 30, 2021 due to new PPAs in place in 2021 as compared to 2020. The energy generated by the Company-owned facilities decreased 15%, due to less favorable hydro conditions in 2021. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 80 years of historical stream flow data. See “Purchased power and fuel” in the Results of Operations section in this Item 2, for further detail on regional hydro results.

Energy received from PGE-owned wind resources and under contracts increased 23% during the six months ended June 30, 2021 compared to 2020 primarily due to the addition of Wheatridge, and more favorable wind conditions. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available. As a result of the generation increase in comparison to projected levels, more PTCs were produced in 2021 than what was contemplated in the Company’s prices.

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

Under the PCAM, PGE may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the Company’s PCAM as calculated for regulatory purposes for the six months ended June 30, 2021 and 2020, respectively:

•For the six months ended June 30, 2021, actual NVPC was $6 million above baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2021 is currently estimated to be below the baseline, but within the established deadband range. Accordingly, no estimated refund to customers is expected under the PCAM for 2021.

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

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2021	2020		2021	2020
Total revenues	$537	$469	14%	$1,146	$1,042	10%
Purchased power and fuel	185	109	70%	354	262	35%
Gross margin(1)	352	360	(2)%	792	780	2%
Other operating expenses:
Generation, transmission and distribution	76	77	(1)%	156	150	4%
Administrative and other	79	74	7%	165	145	14%
Depreciation and amortization	101	104	(3)%	204	212	(4)%
Taxes other than income taxes	35	34	3%	73	69	6%
Total other operating expenses	291	289	1%	598	576	4%
Income from operations	61	71	(14)%	194	204	(5)%
Interest expense, net(2)	33	34	(3)%	67	67	—%
Other income:
Allowance for equity funds used during construction	5	4	25%	9	7	29%
Miscellaneous income, net	3	3	—%	5	(1)	600%
Other income, net	8	7	14%	14	6	(133)%
Income before income tax expense	36	44	(18)%	141	143	(1)%
Income tax expense	4	5	(20)%	13	23	(43)%
Net income	$32	$39	(18)%	$128	$120	7%

(1) Gross margin agrees to Total revenues less Purchased power and fuel as reported on PGE’s Condensed Consolidated Statements of Income.
(2) Includes an allowance for borrowed funds used during construction of $2 million and $1 million for the three months ended June 30, 2021 and 2020, and $4 million and $3 million for the six months ended June 30, 2021 and 2020, respectively.

Net income for the three months ended June 30, 2021 declined $7 million from the comparable period of 2020 as higher purchased power and fuel expenses due in part to lower hydro and wind production in the region more than offset increases in revenues resulting from higher retail energy deliveries with the economy reopening as well as increased customer demand during the historic heat wave in late June 2021. Retail revenues were also impacted by a slightly lower average price mix due to the return of commercial demand from the contraction in that sector that occurred in the second quarter of 2020. Wholesale revenues increased primarily due to higher market prices. Operating expenses increased, driven by preparations in advance of wildfire season and higher legal and benefits expenses.

Net income for the six months ended June 30, 2021 increased $8 million from the first six months of 2020. While customer growth continues, increases in revenues from retail energy deliveries and wholesale sales were largely offset by higher purchased power and fuel expenses. The Company benefited from the sale of excess natural gas back into the wholesale market, the addition of Wheatridge to the generation portfolio, and the performance of the assets held in the Nonqualified benefit trust, all of which were offset by higher Administrative and general expenses.

Total revenues consist of the following for the periods presented (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Retail (1):
Residential	$249	46%	$223	48%	$559	49%	$502	48%
Commercial	170	32	140	30	332	29	299	29
Industrial	62	11	53	11	122	11	104	10
Direct Access	13	2	12	3	24	2	23	2
Subtotal	494	91	428	91	1,037	91	928	89
Alternative revenue programs, net of amortization	(8)	(1)	—	—	(11)	(1)	9	1
Other accrued revenues, net (2)	(2)	—	1	—	11	1	6	1
Total retail revenues	484	90	429	91	1,037	91	943	91
Wholesale revenues	41	8	27	6	74	6	74	7
Other operating revenues	12	2	13	3	35	3	25	2
Total revenues	$537	100%	$469	100%	$1,146	100%	$1,042	100%

(1) Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those customers that purchase their energy from ESSs.
(2) Amounts for the six months ended June 30, 2021, included $10 million that resulted from use of the storm cost deferral to partially offset expenses related to the January and February storms. Amount for the six months ended June 30, 2020 included $12 million in amortization, including interest, related to the net tax benefits due to the change in corporate tax rate under the United States Tax Cuts and Jobs Act of 2017 (TCJA).

Total retail revenues—The following items contributed to the increase in Total retail revenues for the three and six months ended June 30, 2021 compared to the same period in 2020 as follows (dollars in millions):

	Three Months Ended	Six Months Ended
June 30, 2020	$429	$943
Increase from higher retail energy deliveries driven by the impact of COVID-19 on residential customers in the first quarter 2021 and higher demand from all classes in the second quarter 2021	44	55
Increase as a result of the AUT, approved by the OPUC, with an expected offset in Purchased power and fuel	16	32
Increase resulting from the combination of various supplemental tariffs and adjustments, the largest of which pertains to Wheatridge being placed into service	9	20
Recovery in Revenues of Storm related expenses in 2021	—	12
Decrease as a result of the change in the average price of energy deliveries due primarily to shift in mix among customer classes resulting from COVID-19	(6)	(5)
Decrease attributed to alternative revenue programs related to the decoupling mechanism due to increased residential use per customer	(8)	(20)
June 30, 2021	$484	$1,037
Change in Total retail revenues	$55	$94

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

For the three months ended June 30, 2021 wholesale revenues increased $14 million, or 52%, from the three months ended June 30, 2020, as a result of a $14 million increase from a 54% increase in average wholesale sales prices, partially offset by a minimal decrease related to 2% lower wholesale sales volume. Poor hydro conditions, reduced regional thermal generation capacity and the unprecedented heat event that occurred late in the second quarter of 2021 in combination with increased retail load requirements drove prices higher.

Wholesale revenues for the six months ended June 30, 2021 were unchanged from the six months ended June 30, 2020, as sales volumes were reduced period over period 16%, the effect of which was materially offset by a 19% increase in the average wholesale sales price. The price increase was due to weaker than average regional hydro production in 2021, reduced regional capacity, and the demand impact resulting from the extreme heat event experienced in June 2021.

Other operating revenues for the three months ended June 30, 2021 decreased $1 million from the three months ended June 30, 2020.

Other operating revenue for the six months ended June 30, 2021 increased $10 million from the six months ended June 30, 2020 driven primarily by market conditions that provided more revenue from the sale of natural gas, in excess of amounts needed for the Company’s generation portfolio, back into the wholesale market. Natural gas prices were significantly higher in the first quarter of 2021 after being depressed in 2020 due to milder than average winter temperatures in North America in 2020 that resulted in an oversupply of natural gas and lower prices.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the increase in Purchased power and fuel for the three and six months ended June 30, 2021 compared to the same period in 2020 as follows (dollars in millions, except for average variable power cost per MWh):

	Three Months Ended	Six Months Ended
June 30, 2020	$109	$262
Increase related to average variable power cost per MWh	75	91
Increase related to total system load	1	1
June 30, 2021	$185	$354
Change in Purchased power and fuel	$76	$92

Average variable power cost per MWh:
June 30, 2020	$20.35	$21.98
June 30, 2021	$32.08	$29.51

Total system load (MWhs in thousands):
June 30, 2020	5,364	11,950
June 30, 2021	5,754	11,991

For the three months ended June 30, 2021, the $75 million increase related to the change in average variable power cost per MWh (which includes PGE-generated power and market purchases), was driven by a 112% increase on the average cost of purchased power, and a 5% increase on the average cost for the Company’s own generation. The $1 million increase related to total system load was primarily due to a 38% increase in the Company’s own generation, driven largely by increased production on the Company’s natural gas-fired plants to meet retail load demands, offset by a 15% decrease in purchased power.

For the six months ended June 30, 2021 the $91 million increase related to the change in average variable power cost per MWh (which includes PGE-generated power and market purchases), was driven by a 62% increase on the average cost of purchased power, offset by a 3% decrease on the average cost for the Company’s own generation. The $1 million decrease related to total system load was primarily due to a 1% decrease in purchased power, offset by a 1% increase in the Company’s own generation.

PGE’s sources of energy, total system load, and retail load requirement for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Sources of energy (MWhs in thousands):
Generation:
Thermal:
Natural gas	1,906	33%	1,044	19%	4,289	36%	3,477	29%
Coal	313	5	318	6	895	7	1,504	13
Total thermal	2,219	38	1,362	25	5,184	43	4,981	42
Hydro	264	5	317	6	581	5	686	6
Wind	665	12	608	11	1,197	10	1,193	10
Total generation	3,148	55	2,287	42	6,962	58	6,860	58
Purchased power:
Term *	1,318	23	2,371	45	2,353	20	3,821	32
Hydro *	1,036	18	592	11	2,185	18	1,091	9
Wind	252	4	114	2	491	4	178	1
Total purchased power	2,606	45	3,077	58	5,029	42	5,090	42
Total system load	5,754	100%	5,364	100%	11,991	100%	11,950	100%
Less: wholesale sales	(1,259)		(1,287)		(2,504)		(2,980)
Retail load requirement	4,495		4,077		9,487		8,970

* PGE has reclassified sources of energy previously reported as purchased from Term resources to Hydro resources in the amounts of 155 MWhs for the three months ended March 31, 2020, 133 MWhs for the three months ended June 30, 2020, and 809 MWhs for the three months ended March 31, 2021.

The following table presents the forecasted April-to-September 2021 and the actual 2020 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2021 Forecast	2020 Actual
Columbia River at The Dalles, Oregon	83%	104%
Mid-Columbia River at Grand Coulee, Washington	89	109
Clackamas River at Estacada, Oregon	68	75
Deschutes River at Moody, Oregon	85	86
* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC, the following items contributed to the increase in Actual NVPC for the three and six months ended June 30, 2021 compared to the same period in 2020 as follows (dollars in millions):

	Three Months Ended	Six Months Ended
June 30, 2020	$82	$188
Increase in Purchased power and fuel expense	76	92
Decrease (Increase) in Wholesale revenues	(14)	—
June 30, 2021	$144	$280
Change in NVPC	$62	$92

For further information regarding NVPC in relation to the PCAM, see “Purchased power and fuel expense” and “Revenues” within this “Results of Operations” for more details.

For the three months ended June 30, 2021 and 2020, actual NVPC was $19 million above and $18 million below baseline NVPC, respectively. For the six months ended June 30, 2021 and 2020, actual NVPC was $6 million above and $38 million below baseline NVPC, respectively.

Based on forecast data, NVPC for the year ending December 31, 2021 is currently estimated to be below the baseline, but within the deadband. Accordingly, no estimated refund to customers is expected under the PCAM for 2021.

Generation, transmission and distribution - The following items contributed to the increase in Generation, transmission and distribution for the three and six months ended June 30, 2021 compared to the same period in 2020 (dollars in millions):

	Three Months Ended	Six Months Ended
June 30, 2020	$77	$150
January and February storm costs recovered via the Company’s storm cost recovery mechanism	—	12
Decrease primarily due to lower maintenance expense and lower general maintenance costs at some of the Company’s generation facilities	—	(5)
Miscellaneous expenses	(1)	(1)
June 30, 2021	$76	$156
Change in Generation, transmission and distribution	$(1)	$6

PGE deferred $10 million and $51 million of incremental costs for the three and six months ended June 30 2021, respectively, related to February 2021 ice storm damage in PGE’s service territory. See “February 2021 Ice Storm” within “Perform as a Business” under the “Overview” section of this Item 2. for more information.

Administrative and other - The following items contributed to the increase in Administrative and other for the three and six months ended June 30, 2021 compared to the same period in 2020 as follows (dollars in millions):

	Three Months Ended	Six Months Ended
June 30, 2020	$74	$145
Higher legal and other professional service expenses	3	8
Higher employee compensation and benefits expenses	4	7
Decrease due to deferral of bad debt expense	(6)	(3)
Miscellaneous expenses	4	8
June 30, 2021	$79	$165
Change in Administrative and other	$5	$20

Depreciation and amortization expense decreased $3 million and $8 million in the three and six months ended June 30, 2021 compared to the same period in 2020, largely as a result of asset retirements, which were partially offset by capital additions.

Taxes other than income taxes expense increased $1 million and $4 million in the three and six months ended June 30, 2021 compared with 2020, primarily due to higher Oregon property taxes.

Interest expense, net decreased $1 million and remained consistent in the three and six months ended June 30, 2021 compared to the same period in 2020.

Other income, net increased $1 million for the three months ended June 30, 2021 compared to the same period in 2020 driven by higher AFDC equity income on higher construction work-in-progress balances. Other income, net increased $8 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to market changes on the non-qualified benefit trust and higher AFDC equity income on higher construction work-in-progress balances.

Income tax expense decreased $1 million and $10 million for three and six months ended June 30, 2021, compared to the same period in 2020. The decrease for the three months ended June 30, 2021 was driven by lower pre-tax business income and regulatory amortizations, partially offset by lower production tax credits. The decrease for the six months ended June 30, 2021 was driven by a cumulative catch-up adjustment to defer and recognize a regulatory asset for previously recorded deferred income tax expenses on a certain local flow-through tax, as well as regulatory amortizations, partially offset by lower production tax credits. See Note 10, Income Taxes in the Notes to Condensed Consolidated Financial Statements in Item 1.—”Financial Statements,” for more information.

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

The following summarizes PGE’s cash flows for the periods presented (dollars in millions):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents, beginning of period	$257	$30
Net cash provided by (used in):
Operating activities	276	356
Investing activities	(337)	(370)
Financing activities	(179)	287
Increase (decrease) in cash and cash equivalents	(240)	273
Cash and cash equivalents, end of period	$17	$303

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the six months ended June 30, 2021 compared with the six months ended June 30, 2020 (dollars in millions):

Increase/ (Decrease)
Net income	$8
Deferral of incremental storm costs	(52)
Accounts payable and accrued liabilities	40
Accounts receivable, net	(49)
Margin deposits	(26)
Decoupling	19
Deferred income tax	2
Depreciation and amortization	(8)
Other	(14)
Net change in cash flow from operations	$(80)

PGE estimates that non-cash charges for depreciation and amortization in 2021 will range from $410 million to $430 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $575 million to $625 million. For additional information, see “Contractual Obligations” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission and generation facilities. Net cash used in investing activities for the six months ended June 30, 2021 decreased $33 million when compared with the six months ended June 30, 2020, due to Wheatridge being constructed and placed in-service in 2020, partially offset by an increase in capital expenditures related to the IOC and winter storm restoration .

Excluding AFDC, the Company plans to make capital expenditures of $700 million in 2021, which it expects to fund with cash to be generated from operations during 2021, as discussed above, and the issuance of short- and long-term debt securities. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the six months ended June 30, 2021, net cash used in financing activities was primarily the result of a $140 million payment on long-term debt, the issuance of a new

364-day term loan of $200 million, repayment of prior 364-day term loan of $150 million, payment of $73 million of dividends, and repurchase of common stock of $12 million.

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

For 2021, PGE expects to fund estimated capital requirements with cash from operations, which is expected to range from $575 million to $625 million, issuances of long-term debt securities of up to $400 million, and the issuance of short-term debt or commercial paper, as needed. The actual timing and amount of any such issuances of debt and commercial paper will be dependent upon the timing and amount of capital expenditures and debt payments.

Short-term Debt. Pursuant to an order issued by the Federal Energy Regulatory Commission on January 16, 2020, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2022. The following table shows available liquidity as of June 30, 2021 (in millions):

	As of June 30, 2021
	Capacity	Outstanding	Available
Revolving credit facility (1)	$500	$—	$500
Letters of credit (2)	220	69	151
Total credit	$720	$69	$651
Cash and cash equivalents			17
Total liquidity			$668
(1)Scheduled to expire November 2023.
(2)PGE has four letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

As of June 30, 2021, PGE had a $500 million unsecured revolving credit facility scheduled to expire in November 2023. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the remaining term of the applicable credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of June 30, 2021, PGE had no commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $500 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

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

Long-term Debt. As of June 30, 2021, total long-term debt outstanding, net of $12 million of unamortized debt expense, was $2,907 million. On January 6, 2021, the Company made a $140 million scheduled repayment on a 2.51% Series of FMBs with available cash.

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 46.1% and 45.0% as of June 30, 2021 and December 31, 2020, respectively.

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

As of June 30, 2021, PGE had posted $53 million of collateral with these counterparties, consisting of $44 million in cash and $9 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of June 30, 2021, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $72 million, and decreases to $20 million by December 31, 2021. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $150 million and decreases to $89 million by December 31, 2021 and to $83 million by December 31, 2022.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on June 30, 2021, under the most restrictive issuance test in the Indenture, the Company could have issued up to $644 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s revolving credit facility and 364-term contain customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of June 30, 2021, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 55.3%.

Off-Balance Sheet Arrangements

PGE has no off-balance sheet arrangements, other than surety bonds and outstanding letters of credit, that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

PGE’s surety bond and letter of credit arrangements are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021, there have been no material changes outside the ordinary course of business as of June 30, 2021.

Contractual Obligations

PGE’s contractual obligations for 2021 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021. For such obligations, there have been no material changes outside the ordinary course of business as of June 30, 2021.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, these disclosure controls and procedures were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2021, the Company’s Board of Directors authorized a share repurchase program, under which the Company is authorized to repurchase up to $17.5 million of its outstanding common stock through 2022. As of June 30, 2021, the Company had repurchased 250,000 shares at an average price of $48.67 per share for a total cost of $12.2 million under this program.

All share repurchases were made under PGE's publicly announced program and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the three-month period ended June 30, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1 - April 30, 2021	—	$—	—	$—
May 1 - May 31, 2021	—	—	—	—
June 1 - June 30, 2021	250,000	48.67	250,000	5.3
Total	250,000	$48.67	250,000	$5.3

Item 5.	Other Information.

On July 27, 2021, the Compensation and Human Resources Committee (the “Committee”) of the Board of Directors of the Company approved the Portland General Electric Company Amended and Restated Severance Pay Plan for Executive Employees (the “Amended Plan”), effective July 27, 2021. The Amended Plan supersedes the Severance Pay Plan for Executive Employees previously filed by the Company as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on February 17, 2017 (the “Prior Plan”). The amendments to the Prior Plan were adopted by the Committee after reviewing information provided by an independent compensation consultant and are designed to better align the plan with current industry practice.

Like the Prior Plan, the Amended Plan provides for the payment of severance benefits to eligible employees in the event of an involuntary termination of employment with the Company without Cause or a voluntary termination of employment for Good Reason, each as defined in the Amended Plan (a “Qualifying Termination”). The benefits to which eligible officers are entitled depend on whether or not the Qualifying Termination occurs within a 24-month period following a Change in Control of the Company, as defined in the Amended Plan (the “Protection Period”).

The Amended Plan increases the severance benefits payable to eligible officers as described below:

Timing of Qualifying Termination	Benefits Under Prior Plan	Benefits Under Amended Plan
Outside Protection Period	All eligible officers: 1 x annual base salary
a.Chief Executive Officer (“CEO”): 1.5 x annual base salary
b.All other eligible officers: 1 x annual base salary
c.All eligible officers: pro-rata portion of annual cash incentive award based on target performance and the period of the award year served
d.A lump sum payment equal to the monthly payment for COBRA health care continuation coverage multiplied by 18 for the CEO and 12 for all other eligible officers

Inside Protection Period	All eligible officers: 1 x annual base salary plus target annual cash incentive award
a.CEO: 2.5 x (annual base salary plus target annual cash incentive award)
b.Senior vice presidents (“SVPs”) or the Chief Financial Officer (“CFO”): 2 x (annual base salary plus target annual cash incentive award)
c.Other eligible officers: 1.5 x (annual base salary plus target annual cash incentive award)
d.All eligible officers: pro-rata portion of annual cash incentive award based on target performance and the period of the award year served
e.A lump sum payment equal to the monthly payment for COBRA health care continuation coverage multiplied by 18 for vice presidents, 24 for SVPs or the CFO, and 30 for the CEO

Other changes to the Prior Plan include (i) revisions to the definitions of “Cause,” “Good Reason” and “Change in Control”; (ii) the inclusion of a provision that requires that the Amended Plan be administered by a third party following a Change in Control; (iii) the addition of provisions with respect to advancement and reimbursement of legal fees; and (iv) modifications to the form of employee release officers must sign to be eligible for benefits under the Amended Plan, including the addition of non-competition and non-solicitation covenants.

The above description is subject to and qualified in its entirety by the terms of the Amended Plan, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

The Committee also adopted conforming amendments to the definition of “Change in Control” in the Company’s Annual Cash Incentive Plan and Stock Incentive Plan, copies of which are attached hereto as Exhibits 10.2 and 10.3, respectively.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).
3.2	Eleventh Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 15, 2019).
10.1	Portland General Electric Company Amended and Restated Severance Pay Plan for Executive Employees (the “Amended Plan”), effective July 27, 2021.
10.2	Portland General Electric Company Annual Cash Incentive Plan as amended and restated effective July 27, 2021.
10.3	Portland General Electric Company Stock Incentive Plan as amended and restated effective July 27, 2021.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Quarterly Report on Form 10-Q filed October 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	July 29, 2021	By:	/s/ James A. Ajello
James A. Ajello
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)