Form 10-Q
period 2021-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2021-10-29
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

Number of shares of common stock outstanding as of October 25, 2021 is 89,409,613 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Revenues, net	$654	$556	$1,811	$1,589
Alternative revenue programs, net of amortization	(12)	(9)	(23)	—
Total revenues	642	547	1,788	1,589
Operating expenses:
Purchased power and fuel	259	292	613	554
Generation, transmission and distribution	80	65	236	215
Administrative and other	82	63	247	208
Depreciation and amortization	101	108	305	320
Taxes other than income taxes	37	35	110	104
Total operating expenses	559	563	1,511	1,401
Income (loss) from operations	83	(16)	277	188
Interest expense, net	33	35	100	102
Other income:
Allowance for equity funds used during construction	4	4	13	11
Miscellaneous income (expense), net	1	3	6	2
Other income, net	5	7	19	13
Income (loss) before income tax expense	55	(44)	196	99
Income tax expense (benefit)	5	(27)	18	(4)
Net income (loss)	50	(17)	178	103
Other comprehensive income	1	—	1	1
Comprehensive income (loss)	$51	$(17)	$179	$104

Weighted-average common shares outstanding (in thousands):
Basic	89,407	89,509	89,505	89,476
Diluted	89,566	89,509	89,646	89,629

Earnings (loss) per share:
Basic	$0.56	$(0.19)	$1.99	$1.16
Diluted	$0.56	$(0.19)	$1.98	$1.15

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$294	$257
Accounts receivable, net	273	271
Inventories	75	72
Regulatory assets—current	14	23
Other current assets	243	98
Total current assets	899	721
Electric utility plant, net	7,773	7,539
Regulatory assets—noncurrent	567	569
Nuclear decommissioning trust	43	45
Non-qualified benefit plan trust	44	42
Other noncurrent assets	216	153
Total assets	$9,542	$9,069

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	September 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201	$153
Liabilities from price risk management activities—current	39	14
Short-term debt	—	150
Current portion of long-term debt	—	160
Current portion of finance lease obligation	16	16
Accrued expenses and other current liabilities	611	322
Total current liabilities	867	815
Long-term debt, net of current portion	3,285	2,886
Regulatory liabilities—noncurrent	1,370	1,369
Deferred income taxes	419	374
Unfunded status of pension and postretirement plans	299	299
Liabilities from price risk management activities—noncurrent	89	136
Asset retirement obligations	241	270
Non-qualified benefit plan liabilities	97	101
Finance lease obligations, net of current portion	125	129
Other noncurrent liabilities	75	77
Total liabilities	6,867	6,456
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, no par value, 160,000,000 shares authorized; 89,409,012 and 89,537,331 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,237	1,231
Accumulated other comprehensive loss	(10)	(11)
Retained earnings	1,448	1,393
Total shareholders’ equity	2,675	2,613
Total liabilities and shareholders’ equity	$9,542	$9,069

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$178	$103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305	320
Deferred income taxes	17	(14)
Pension and other postretirement benefits	19	17
Allowance for equity funds used during construction	(13)	(11)
Decoupling mechanism deferrals, net of amortization	23	—
Amortization of net benefits due to Tax Reform	—	(17)
Deferral of incremental storm costs	(58)	—
Other non-cash income and expenses, net	(1)	38
Changes in working capital:
(Increase)/decrease in accounts receivable, net	(8)	(3)
(Increase)/decrease in inventories	(3)	10
(Increase)/decrease in margin deposits	3	(6)
Increase/(decrease) in accounts payable and accrued liabilities	61	24
Increase in margin deposits from wholesale counterparties	102	—
Other working capital items, net	22	27
Other, net	(65)	(46)
Net cash provided by operating activities	582	442

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from investing activities:
Capital expenditures	(486)	(549)
Sales of Nuclear decommissioning trust securities	8	6
Purchases of Nuclear decommissioning trust securities	(6)	(5)
Other, net	(18)	(3)
Net cash used in investing activities	(502)	(551)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	400	319
Payments on long-term debt	(160)	(98)
Borrowings on short-term debt	200	275
Repayments of short-term debt	(350)	(50)
Dividends paid	(112)	(103)
Repurchase of common stock	(12)	—
Other	(9)	(11)
Net cash provided by (used in) financing activities	(43)	332
Increase (Decrease) in cash and cash equivalents	37	223
Cash and cash equivalents, beginning of period	257	30
Cash and cash equivalents, end of period	$294	$253

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$75	$70
Cash paid for income taxes	16	9

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon. The Company participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to provide reasonably-priced power for its retail customers. PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company’s corporate headquarters is located in Portland, Oregon and its 4,000 square mile, state-approved service area encompasses 51 incorporated cities entirely within the State of Oregon. As of September 30, 2021, PGE served 914,000 retail customers within a service area of 1.9 million residents.

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

The financial information included herein as of and for the three and nine months ended September 30, 2021 and 2020 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of normal recurring nature, unless otherwise noted. The financial information as of December 31, 2020 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three and nine months ended September 30, 2021 and 2020.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Retail:
Residential	$265	$245	$824	$747
Commercial	186	164	518	463
Industrial	65	58	187	162
Direct access customers	11	12	35	35
Subtotal	527	479	1,564	1,407
Alternative revenue programs, net of amortization	(12)	(9)	(23)	—
Other accrued revenues, net	1	7	12	13
Total retail revenues	516	477	1,553	1,420
Wholesale revenues*	112	56	186	130
Other operating revenues	14	14	49	39
Total revenues	$642	$547	$1,788	$1,589
* Wholesale revenues include $37 million and $31 million related to electricity commodity contract derivative settlements for the three months ended September 30, 2021 and 2020, respectively, and $46 million and $55 million for the nine months ended September 30, 2021 and 2020, respectively. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

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

Accounts Receivable, Net

Accounts receivable, net includes $80 million and $97 million of unbilled revenues as of September 30, 2021 and December 31, 2020, respectively. Accounts receivable, net is net of an allowance for credit losses of $27 million and $16 million as of September 30, 2021 and December 31, 2020, respectively. The following summarizes activity in the allowance for credit losses (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Balance as of beginning of period	$22	$16
Increase in provision	11	26
Amounts written off	(7)	(19)
Recoveries	1	4
Balance as of end of period	$27	$27

Other Current Assets

Other current assets consist of the following (in millions):

	September 30, 2021	December 31, 2020
Prepaid expenses	$44	$57
Assets from price risk management activities	194	33
Margin deposits	5	8
Other current assets	$243	$98

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	September 30, 2021	December 31, 2020
Electric utility plant	$11,334	$10,974
Construction work-in-progress	503	429
Total cost	11,837	11,403
Less: accumulated depreciation and amortization	(4,064)	(3,864)
Electric utility plant, net	$7,773	$7,539

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $432 million and $388 million as of September 30, 2021 and December 31, 2020, respectively. Amortization expense related to intangible assets was $44 million and $47 million for the nine months ended September 30, 2021 and 2020, respectively and $14 million and $16 million for the three months ended September 30, 2021 and 2020, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

On June 30, 2021, PGE entered into a hydroelectric power purchase agreement (PPA) that later went into effect on October 19, 2021, after certain conditions precedent were met. The PPA will modify an existing operating lease by effectively extending the term of the lease from 2024 to 2040 and increasing the capacity payments in the extension period. In the fourth quarter, PGE will reclassify the lease from operating to finance, and the Company will record an additional lease liability and right-of-use (ROU) asset of approximately $140 million on PGE’s condensed consolidated balance sheets. The energy portion of the PPA is considered variable and will not be included in the calculation of the lease liability and right-of-use asset. Any material differences between expense recognition and timing of payments will be deferred as a regulatory asset or liability in order to match what is anticipated to be recovered in customer prices for ratemaking purposes.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	September 30, 2021			December 31, 2020
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$—		$11	$—		$124
Pension and other postretirement plans	—		223	—		240
Debt issuance costs	—		24	—		25
Trojan decommissioning activities	—		99	—		95
Incremental storm costs	—		58	—		—
Power cost adjustment mechanism	—		27	—		—
Wildfire	—		36	—		15
COVID-19	—		27	—		10
Other	14		62	23		60
Total regulatory assets	$14		$567	$23		$569
Regulatory liabilities:
Asset retirement removal costs	$—		$1,035	$—		$1,016
Deferred income taxes	—		213	—		239
Asset retirement obligations	—		54	—		37
Price risk management	155		—	18		—
Other	32		68	5		77
Total regulatory liabilities	$187	*	$1,370	$23	*	$1,369

* Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Incremental storm costs represent the costs not previously included for recovery in customer prices related to major storm damage incurred during the nine months ended September 30, 2021. Such costs were incurred to repair damage to PGE’s transmission and distribution systems and restore power to customers as a result of the historic

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
storms that ultimately led Oregon’s Governor to declare a state of emergency on February 13, 2021. On February 15, 2021, the Company filed an application for authorization to defer emergency restoration costs for the February storms (Docket UM 2156). PGE does not expect an OPUC decision on the February storm deferral until 2022. While the Company believes the full amount of the deferral is probable of recovery as PGE’s prudently incurred costs were in response to the unique and unprecedented nature of the storms, the OPUC has significant discretion in making the final determination of recovery and their conclusions of overall prudence, including an earnings review, and could result in a portion, or all, of PGE’s deferral being disallowed for recovery.

Power Cost Adjustment Mechanism—PGE is subject to a Power Cost Adjustment Mechanism (PCAM), as approved by the OPUC. Pursuant to the PCAM, future customer prices can be adjusted to reflect a portion of the difference between: i) NVPC forecast each year and included in customer prices (baseline NVPC); and ii) actual NVPC for the year. NVPC consists of the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts, all of which is classified as Purchased power and fuel in the Company’s condensed consolidated statements of income, and is net of wholesale sales, which are classified as Revenues, net in the condensed consolidated statements of income. The Company is subject to a portion of the business risk or benefit associated with the difference between actual and baseline NVPC by application of an asymmetrical deadband, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues, net in PGE’s condensed consolidated statements of income, while any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense. For the nine months ended September 30, 2021, actual NVPC was $60 million above baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2021 is currently estimated to be above the baseline, and outside the established deadband range. Pursuant to the PCAM and related earnings test, as of September 30, 2021, PGE has deferred $27 million which represents 90% of the excess variance expected to be collected from customers. A final determination regarding the 2021 PCAM results will be made by the OPUC through a public filing and review in 2022. The OPUC has significant discretion in making the final determination of recovery and their conclusion of overall prudence, including an earnings review, and could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Wildfire—In 2020, Oregon experienced one of the most destructive wildfire seasons on record, with over one million acres of land burned that ultimately led Oregon’s Governor to declare a state of emergency on August 20, 2020. As a result, PGE has incurred costs to replace and rebuild PGE facilities damaged by the fires, as well as addressing fire-damaged vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. Ongoing costs include replacing equipment, enhanced tree and brush clearing, and making emergency plans in close partnership with local, state, and federal land and emergency management agencies to further expand the use of a public safety power shutoff (PSPS), if the need should arise. On October 20, 2020, the OPUC formally approved PGE’s request for deferral of such costs (Docket UM 2115). As of September 30, 2021 and December 31, 2020, PGE’s cumulative deferred costs related to the wildfire response was $36 million and $15 million, respectively. PGE continues to assess the damage to its infrastructure and expects regulatory recovery of prudently incurred restoration costs. PGE believes the full amount of the 2020 and 2021 deferrals is probable of recovery as the Company’s prudently incurred costs were in response to the unique and unprecedented nature of the wildfire events leading to the deferral. The OPUC has significant discretion in making the final determination of recovery and their conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
COVID-19 Impacts—The COVID-19 pandemic led Oregon’s Governor to declare a state of emergency on March 8, 2020 and is still in effect. Due to the adverse impacts of COVID-19 on economic activity, PGE has experienced an increase in bad debt expense, lost revenue, and other incremental costs. On March 20, 2020, PGE filed an application with the OPUC for deferral of lost revenue and certain incremental costs, such as bad debt expense, related to COVID-19. PGE, other utilities under the OPUC’s jurisdiction, intervenors, and OPUC staff held discussions regarding the scope of costs incurred by utilities which may qualify for deferral under Docket UM2114, Investigation into the Effects of the COVID-19 Pandemic on Utility Customers. The result of such discussions was an Energy Term Sheet (Term Sheet), which dictates costs in scope for deferral but is silent to the timing of recovery of such costs. On September 24, 2020, the Commission adopted a proposed OPUC Staff motion for Staff to execute stipulations incorporating the terms of the Term Sheet. PGE’s deferral application was approved by the Commission on October 20, 2020 with final stipulations for the Term Sheet approved on November 3, 2020. As of September 30, 2021 and December 31, 2020, PGE’s deferred balance was $27 million and $10 million, respectively, comprised primarily of bad debt expense in excess of what is currently considered and collected in customer prices. All other incremental expenses will be recognized in the results of operations, until a determination is made that cost recovery is probable. Amortization of any deferred costs will remain subject to OPUC review prior to amortization in customer prices and would be subject to an earnings test. PGE believes the full amount of the 2020 and 2021 deferrals is probable of recovery as the Company’s prudently incurred costs were in response to the unique nature of the COVID-19 pandemic health emergency. The OPUC has significant discretion in making the final determination of recovery and their conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$65	$67
Accrued taxes payable	58	36
Accrued interest payable	42	29
Accrued dividends payable	40	38
Regulatory liabilities—current	187	23
Margin deposits from wholesale counterparties	102	—
Other	117	129
Total accrued expenses and other current liabilities	$611	$322

Credit Facilities

On September 10, 2021, PGE amended and restated its existing revolving credit facility. As of September 30, 2021, PGE had a $650 million revolving credit facility scheduled to expire in September 2026. The Company has the ability to expand the revolving credit facility to $750 million, if needed. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of September 30, 2021, PGE was in compliance with this covenant with a 56.4% debt-to-total capital ratio and the aggregate unused available credit capacity under the revolving credit facility was $650 million. In addition, the credit facility offers the potential for adjustments to interest rate margins and fees based on

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. The Company believes these potential adjustments will have an immaterial impact on PGE’s results of operations.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility to cover any potential need to repay any commercial paper that may be outstanding at the time. As of September 30, 2021, PGE had no commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has four letter of credit facilities that provide a total capacity of $220 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $78 million were outstanding as of September 30, 2021. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

On April 9, 2020, PGE obtained a 364-day term loan from lenders in the aggregate principal of $150 million. The term loan bore interest for the relevant interest period at LIBOR plus 1.25%. The interest rate was subject to adjustment pursuant to the terms of the loan. On March 31, 2021, this term loan was repaid in full with proceeds from the subsequent term loan described below.

On March 31, 2021, PGE obtained an unsecured 364-day term loan in the aggregate principal amount of $200 million. The term loan bore interest for the relevant interest period at LIBOR plus 0.70%, with the interest rate subject to adjustment pursuant to terms of the loan. The credit agreement was set to expire on March 30, 2022, with any outstanding balance due and payable on such date. The term loan was paid off early on September 30, 2021 with proceeds from a first mortgage bond issuance.

Pursuant to an order issued by the Federal Energy Regulatory Commission (FERC), the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2022.

Long-term Debt

On January 6, 2021, the Company made a scheduled $140 million repayment of a 2.51% Series of First Mortgage Bonds with available cash.

On August 11, 2021, the Company made a scheduled $20 million repayment of a 9.31% Series of First Mortgage Bonds with available cash.

On September 30, 2021, PGE issued $400 million in First Mortgage Bonds (FMBs). The Bonds consist of:
•a series, due in 2028 (the "2028 Bonds"), in the amount of $100 million that will bear an interest from its issuance date at an annual rate of 1.82%;
•a series, due in 2031 (the “2031 Bonds"), in the amount of $50 million that will bear an interest from its issuance date at an annual rate of 2.10%;

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
•a series, due in 2034 (the "2034 Bonds" and collectively with the 2028 Bonds and the 2031 Bonds, the "Other Bonds"), in the amount of $100 million that will bear an interest from its issuance date at an annual rate of 2.20%; and
•a series, due in 2051, (the "2051 Bonds") in the amount of $150 million that will bear an interest from its issuance date at an annual rate of 2.97%.

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$5	$4	$15	$12
Interest cost*	6	8	20	24
Expected return on plan assets*	(12)	(11)	(34)	(33)
Amortization of net actuarial loss*	6	4	16	12
Net periodic benefit cost	$5	$5	$17	$15
* The net expense portion of non-service cost components are included in Miscellaneous income (expense), net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE estimated the fair value of financial asset and liability instruments as of September 30, 2021 and December 31, 2020, and classified these financial instruments based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	As of September 30, 2021
	Level 1	Level 2	Level 3	Other(2)	Total
Assets:
Cash equivalents	$42	$—	$—	$—	$42
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	10	8	—	—	18
Corporate credit	—	13	—	—	13
Money market funds measured at NAV (2)	—	—	—	12	12
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	—	—	—	—	—
Money market funds	2	—	—	—	2
Equity securities	7	—	—	—	7
Price risk management activities: (1) (4)
Electricity	—	31	12	—	43
Natural gas	—	205	24	—	229
	$61	$257	$36	$12	$366
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$36	$90	$—	$126
Natural gas	—	2	—	—	2
	$—	$38	$90	$—	$128

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of September 30, 2021
Electricity physical forwards	$4	$90	Discounted cash flow	Electricity forward price (per MWh)	$15.00	$127.00	$47.86
Natural gas financial swaps	24	—	Discounted cash flow	Natural gas forward price (per Decatherm)	2.21	8.12	3.23
Electricity financial futures	8	—	Discounted cash flow	Electricity forward price (per MWh)	26.50	71.00	56.45
	$36	$90
As of December 31, 2020
Electricity physical forwards	$—	$141	Discounted cash flow	Electricity forward price (per MWh)	$11.17	$51.18	$29.74
Natural gas financial swaps	1	1	Discounted cash flow	Natural gas forward price (per Decatherm)	1.52	4.33	2.29
Electricity financial futures	4	—	Discounted cash flow	Electricity forward price (per MWh)	8.78	58.42	43.71
	$5	$142

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

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance as of the beginning of the period	$58	$151	$137	$97
Net realized and unrealized losses/(gains)*	11	(17)	(72)	39
Transfers from Level 3 to Level 2	(15)	—	(11)	(2)
Balance as of the end of the period	$54	$134	$54	$134

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
* Both realized and unrealized losses/(gains), of which unrealized portion are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Revenues, net or Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income. Includes $2 million in net realized losses and $5 million in net realized gains for the three-month periods ended September 30, 2021 and September 30, 2020, respectively. For the nine-month periods ended September 30, 2021 and September 30, 2020, includes $4 million in net realized losses and $8 million in net realized gains, respectively.

Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The value of the Company’s FMBs and Pollution Control Revenue Bonds is classified as a Level 2 fair value measurement.

As of September 30, 2021, the carrying amount of PGE’s long-term debt was $3,285 million, net of $14 million of unamortized debt expense, and its estimated aggregate fair value was $3,854 million. As of December 31, 2020, the carrying amount of PGE’s long-term debt was $3,046 million, net of $13 million of unamortized debt expense, and its estimated aggregate fair value was $3,808 million.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	September 30, 2021	December 31, 2020
Current assets:
Commodity contracts:
Electricity	$34	$4
Natural gas	160	29
Total current derivative assets(1)	194	33
Noncurrent assets:
Commodity contracts:
Electricity	9	4
Natural gas	69	8
Total noncurrent derivative assets(1)	78	12
Total derivative assets(2)	$272	$45
Current liabilities:
Commodity contracts:
Electricity	$37	$13
Natural gas	2	2
Total current derivative liabilities	39	15
Noncurrent liabilities:
Commodity contracts:
Electricity	89	133
Natural gas	—	3
Total noncurrent derivative liabilities	89	136
Total derivative liabilities(2)	$128	$151
(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.
(2) As of September 30, 2021 and December 31, 2020, no derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	September 30, 2021		December 31, 2020
Commodity contracts:
Electricity	4	MWhs	6	MWhs
Natural gas	173	Decatherms	137	Decatherms
Foreign currency	$17	Canadian	$19	Canadian
PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral,

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
such as letters of credit. As of September 30, 2021 and December 31, 2020, gross amounts included as Price risk management liabilities subject to master netting agreements was an immaterial amount.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Revenues, net or Purchased power and fuel, as applicable, in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commodity contracts:
Electricity	$11	$113	$(56)	$160
Natural Gas	(142)	(47)	(256)	(51)
Foreign currency exchange	—	(1)	—	—
Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended September 30, 2021 and 2020, net gains of $114 million and net gains of $63 million, respectively, have been offset. Net gains of $265 million and net gains of $22 million have been offset for the nine-month periods ended September 30, 2021 and 2020, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss/(gain) recorded as of September 30, 2021 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Commodity contracts:
Electricity	$(10)	$7	$2	$5	$5	$74	$83
Natural gas	(58)	(125)	(37)	(6)	(1)	—	(227)
Net unrealized loss/(gain)	$(68)	$(118)	$(35)	$(1)	$4	$74	$(144)
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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2021 was $118 million, for which PGE has posted $23 million in collateral, consisting of $20 million of letters of credit and $3 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered at September 30, 2021, the cash requirement to either post as collateral or settle the instruments immediately would have been $112 million. As of September 30, 2021, PGE had no cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
As of September 30, 2021, PGE received from counterparties $110 million in collateral, consisting of $8 million of letters of credit and $102 million of cash. Increases in margin deposits received from wholesale counterparties is primarily due to the increase in PGE’s natural gas derivative asset positions. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

Counterparties representing 10% or more of assets and liabilities from price risk management activities were as follows:

	September 30, 2021	December 31, 2020
Assets from price risk management activities:
Counterparty A	13%	12%
Counterparty B	12	17
Counterparty C	27	21
Counterparty D	8	16
Counterparty E	11	8
Counterparty F	12	5
	83%	79%
Liabilities from price risk management activities:
Counterparty G	69%	93%
Counterparty H	11	—
	80%	93%
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

For the three and nine months ended September 30, 2021, unvested performance-based restricted stock units and related dividend equivalent rights of 365 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 302 thousand shares excluded for the three and nine months ended September 30, 2020.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted-average common shares outstanding—basic	89,407	89,509	89,505	89,476
Dilutive effect of potential common shares	159	—	141	153
Weighted-average common shares outstanding—diluted	89,566	89,509	89,646	89,629

NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three- and nine-month periods ended September 30, 2021 and 2020 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2020	89,537,331	$1,231	$(11)	$1,393	$2,613
Issuances of shares pursuant to equity-based plans	39,417	—	—	—	—
Stock-based compensation	—	2	—	—	2
Dividends declared ($0.4075 per share)	—	—	—	(36)	(36)
Net income	—	—	—	96	96
Balances as of March 31, 2021	89,576,748	$1,233	$(11)	$1,453	$2,675
Issuances of shares pursuant to equity-based plans	74,974	1	—	—	1
Stock-based compensation	—	4	—	—	4
Repurchase of common stock	(250,000)	(3)	—	(9)	(12)
Dividends declared ($0.4300 per share)	—	—	—	(39)	(39)
Net income	—	—	—	32	32
Balances as of June 30, 2021	89,401,722	$1,235	$(11)	$1,437	$2,661
Issuances of shares pursuant to equity-based plans	7,290	—	—	—	—
Stock-based compensation	—	2	—	—	2
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.4300 per share)	—	—	—	(39)	(39)
Net income	—	—	—	50	50
Balances as of September 30, 2021	89,409,012	$1,237	$(10)	$1,448	$2,675

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2019	89,387,124	$1,220	$(10)	$1,381	$2,591
Issuances of shares pursuant to equity-based plans	77,397	—	—	—	—
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.3850 per share)	—	—	—	(35)	(35)
Net income	—	—	—	81	81
Balances as of March 31, 2020	89,464,521	$1,220	$(9)	$1,427	$2,638
Issuances of shares pursuant to equity-based plans	42,430	1	—	—	1
Stock-based compensation	—	3	—	—	3
Dividends declared ($0.3850 per share)	—	—	—	(35)	(35)
Net income	—	—	—	39	39
Balances as of June 30, 2020	89,506,951	$1,224	$(9)	$1,431	$2,646
Issuances of shares pursuant to equity-based plans	2,832	—	—	—	—
Stock-based compensation	—	2	—	—	2
Dividends declared ($0.4075 per share)	—	—	—	(36)	(36)
Net income (loss)	—	—	—	(17)	(17)
Balances as of September 30, 2020	89,509,783	$1,226	$(9)	$1,378	$2,595

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

The EPA finalized the feasibility study, along with the remedial investigation, and the results provided the framework for the EPA to determine a clean-up remedy for Portland Harbor that was documented in a Record of Decision (ROD) issued in 2017. The ROD outlined the EPA’s selected remediation plan for clean-up of Portland Harbor, which has an undiscounted estimated total cost of $1.7 billion, comprised of $1.2 billion related to remediation construction costs and $0.5 billion related to long-term operation and maintenance costs. Remediation construction costs were estimated to be incurred over a 13-year period, with long-term operation and maintenance costs estimated to be incurred over a 30-year period from the start of construction. Stakeholders have raised concerns that EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The EPA acknowledged the estimated costs were based on data that was outdated and that pre-remedial design sampling was necessary to gather updated baseline data to better refine the remedial design and estimated cost.

A small group of PRPs performed pre-remedial design sampling to update baseline data and submitted the data in an updated evaluation report to the EPA for review. The evaluation report concluded that the conditions of Portland Harbor have improved substantially over the past ten years. In response, the EPA indicated that while it would use the data to inform implementation of the ROD, the EPA’s conclusions remained materially unchanged. With the completion of pre-remedial design sampling, Portland Harbor is now in the remedial design phase, which consists of additional technical information and data collection to be used to design the expected remedial actions. Certain

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
PRPs, not including PGE, have entered into consent agreements to perform remedial design and the EPA has indicated it will take the initial lead to perform remedial design on the remaining areas. The Company anticipates that remedial design costs will ultimately be allocated to PRPs as a part of the allocation process for remediation costs of the EPA’s preferred remedy. The EPA announced on February 12, 2021 that the entirety of Portland Harbor is under an active engineering design phase.

PGE continues to participate in a voluntary process to determine an appropriate allocation of costs amongst the PRPs. Significant uncertainties remain surrounding facts and circumstances that are integral to the determination of such an allocation percentage, including conclusion of remedial design, a final allocation methodology, and data with regard to property specific activities and history of ownership of sites within Portland Harbor that will inform the precise boundaries for clean-up. It is probable that PGE will share in a portion of the costs related to Portland Harbor. Based on the above facts and remaining uncertainties in the voluntary allocation process, PGE does not currently have sufficient information to reasonably estimate the amount, or range, of its potential liability or determine an allocation percentage that would represent PGE’s portion of the liability to clean-up Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording of the estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position.

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

The impact of costs related to EPA and NRD liabilities on the Company’s results of operations is mitigated by the Portland Harbor Environmental Remediation Account (PHERA) mechanism. As approved by the OPUC in 2017, the PHERA allows the Company to defer and recover incurred estimated liabilities and environmental expenditures related to Portland Harbor through a combination of third-party proceeds, including but not limited to insurance recoveries, and, if necessary, through customer prices. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds. Annual expenditures in excess of $6 million, excluding expenses related to contingent liabilities, are subject to an annual earnings test and would be ineligible for recovery to the extent PGE’s actual regulated return on equity exceeds its return on equity as authorized by the OPUC in PGE’s most recent general rate case. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or ineligible per the prescribed earnings test. The Company plans to seek recovery of any costs resulting from EPA’s determination of liability for Portland Harbor through application of the PHERA. At this time, PGE is not recovering any Portland Harbor cost from the PHERA through customer prices.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
February 13, 2020, and August 24, 2020 (“the Amended Complaint”). The Amended Complaint demands a jury trial and seeks compensatory damages of an unspecified amount and reimbursement of plaintiffs’ costs, and attorneys’ and expert fees. On March 12, 2021, the defendants filed a motion to dismiss the Amended Complaint.

On July 11, 2021, the parties entered into a Stipulation of Settlement (the "Agreement") to fully resolve the Securities Action. The Agreement, which is subject to Court approval, provides for a settlement payment of $6.75 million in exchange for the complete dismissal with prejudice and a release of all claims against the defendants in connection with the Securities Action, without any admission of fault or wrongdoing by the defendants. On July 16, 2021, the Lead Plaintiff filed an application for Court approval of the settlement. In an order dated August 10, 2021, the Court granted preliminary approval of the settlement, stayed all proceedings in the action except with respect to settlement, and scheduled a final settlement approval hearing for March 11, 2022. The settlement payment was paid by the Company’s insurance provider under its insurance policy. In light of the Agreement, the Court removed the hearing on the defendants’ pending motion to dismiss from the calendar.

Putative Shareholder Derivative Lawsuits

On January 26, 2021, a putative shareholder derivative lawsuit was filed in Multnomah County Circuit Court, Oregon, captioned Shimberg v. Pope, No. 21- cv-02957, (the “Shimberg Action”) against one current and one former PGE executive and certain members and former members of the Company's Board of Directors (collectively, the "Individual Defendants") and naming the Company as a nominal defendant only. The plaintiff asserts a claim for alleged breaches of fiduciary duties, purportedly on behalf of PGE, arising from the energy trading losses the Company previously announced in August 2020. The plaintiff alleges that the Individual Defendants made material misstatements and omissions and allowed the Company to operate with inadequate internal controls. The complaint demands a jury trial and seeks damages to be awarded to the Company of not less than $10 million, equitable relief to remedy the alleged breaches of fiduciary duty, and an award of plaintiff’s attorneys’ fees and costs. The Court has entered an order staying the Shimberg Action until November 30, 2021, or until further order of the Court reinstating the action. On June 1, 2021, the plaintiff filed an unopposed motion to consolidate this lawsuit with the Ashabraner Action (described below), which the Court granted in an order dated July 27, 2021. Since the lawsuit is in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible loss.

On March 17, 2021, a putative shareholder derivative lawsuit was filed in U.S. District Court for the District of Oregon, captioned JS Halberstam Irrevocable Grantor Trust v. Davis, No. 3:21-cv-00413-SI, against one current and one former PGE executive and certain current and former members of the Company's Board of Directors. The plaintiff asserts claims for alleged breaches of fiduciary duties, waste of corporate assets, contribution and indemnification, aiding and abetting, and gross mismanagement, purportedly on behalf of PGE, arising from the energy trading losses the Company previously announced in August 2020. The plaintiff alleges that the defendants made material misstatements and omissions and allowed the Company to operate with inadequate internal controls. The complaint demands a jury trial and seeks equitable relief to remedy and prevent future alleged breaches of fiduciary duty, and an award of plaintiff’s attorneys’ fees and costs. The Court has entered an order staying the action until November 30, 2021, and setting a deadline of December 1, 2021, for parties to submit a joint status report. Since the lawsuit is in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible loss.

On April 7, 2021, a putative shareholder derivative lawsuit was filed in Multnomah County Circuit Court, Oregon, captioned, Ashabraner v. Pope, 21-cv-13698 the “Ashabraner Action”), against one current and one former PGE executive and certain and former members of the Company's Board of Directors. The plaintiff asserts a claim for alleged breaches of fiduciary duties, purportedly on behalf of PGE, arising from the energy trading losses the Company previously announced in August 2020. The plaintiff alleges that the defendants made material misstatements and omissions and allowed the Company to operate with inadequate internal controls. The complaint

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
demands a jury trial and seeks damages to be awarded to the Company, equitable relief, and an award of plaintiff’s attorneys’ fees and costs. On July 27, 2021, the Court issued an order consolidating the Ashabraner Action with the Shimberg Action. The Court has entered an order staying Ashabraner Action until November 30, 2021. Since the lawsuit is in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible loss.

On May 21, 2021, a putative shareholder derivative lawsuit was filed in the U.S. District Court for the District of Oregon, Portland Division captioned Berning v. Pope, No. 3:21-cv-00783-SI, against one current and one former PGE executive and certain current and former members of the Company's Board of Directors and naming the Company as a nominal defendant only. The plaintiff asserts claims for alleged breaches of fiduciary duties, purportedly on behalf of PGE, arising from the energy trading losses the Company previously announced in August 2020. The plaintiff also asserts a claim against the two executives for contribution and indemnity based on alleged violations of Sections 10(b) and 21D of the Exchange Act. The complaint demands a jury trial and seeks multiple forms of relief, including, among other things: a declaration that defendants breached and/or aided and abetted the breach of their fiduciary duties to PGE; an order directing PGE to reform and improve its corporate governance and internal procedures; restitution; and an award of attorneys’ fees, expenses, and costs. Since the lawsuit is in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible loss.

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

Colstrip Litigation

The Company has a 20% ownership interest in the Colstrip Units 3 and 4 coal-fired generating plant (Colstrip), which is operated by one of the co-owners, Talen Montana, LLC (Talen). Various business disagreements have arisen amongst the co-owners regarding interpretation of the Ownership and Operation (O&O) Agreement and other matters. In addition, other parties have brought claims against the co-owners, which, along with the co-owner disagreements, are described below.

Petition to compel arbitration—On April 12, 2021, Avista Corporation, Puget Sound Energy Inc., PacifiCorp, and Portland General Electric Company (the Petitioners) petitioned in Spokane County Superior Court, Washington. Case No. 21201000-32, against NorthWestern Corporation and Talen to compel the arbitration initiated by NorthWestern Corporation to determine whether owners representing 55% or more of the ownership shares can vote to close one or both units of Colstrip, or whether unanimous consent is required. The O&O Agreement among the parties states that any dispute shall be submitted for resolution to a single arbitrator with appropriate expertise. On April 14, 2021, the Petitioners filed a petition to compel arbitration. On May 14, 2021, Talen removed the case to Federal Court (Eastern District of Washington Case No. 2:21-cv-00163-RMP). Talen filed a motion, which, following a hearing in July 2021, was granted, to transfer the case to the U.S. District Court for the District of Montana. Petitioners filed a motion to remand on June 4, 2021.

Challenge to constitutionality of Montana Senate Bills 265 and 266 (SB 265 and SB 266)—On May 4, 2021, the Petitioners filed a claim against NorthWestern Corporation and Talen in U.S. District Court - Montana, Billings Division, Case No. 1:21-cv-00047-SPW-KLD, based on the passage of SB 265 in Montana, which attempts to void

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
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

Petitioners filed a First Amended Complaint on May 19, 2021, adding the Attorney General of Montana (Montana AG) as defendant and challenging the constitutionality of Montana Senate Bill 266 (SB 266), which purportedly gives the Montana AG authority to penalize and restrain any co-owner of Colstrip who takes steps to shut-down the plant without unanimous consent, or otherwise fails to pay the costs to maintain the plant. Defendant Northwestern filed an answer on June 2, 2021 and asked that the case Talen filed, as described in the “Complaint to implement SB 265 and SB 266” below, and this case be consolidated. On May 27, 2021, Petitioners filed a Motion for Preliminary Injunction, to enjoin the Montana AG from enforcing SB 266 against them. On June 17, 2021, defendants NorthWestern Corporation and Talen filed their Oppositions to Motion for Preliminary Injunction (PI) and the Montana AG filed a response taking no position on the PI, stating the State of Montana does not envision enforcing SB 266 any time soon. The Court held a hearing on the Petitioners’ Motion for PI August 6, 2021. On October 13, 2021, the Court issued an order that granted the Petitioners’ Motion for PI, enjoining the Montana AG from enforcing SB 266 against them.

On August 17, 2021, the Petitioners filed for partial summary judgment on their claim to declare unconstitutional or unenforceable SB 265, which purports to invalidate the arbitration provision of the parties’ contract. Talen opposes the motion and Northwestern does not oppose the motion, but requests the Court compel arbitration.

Complaint to implement SB 265 and SB 266—On May 4, 2021, Talen filed a complaint against the Petitioners and NorthWestern Corporation, in the Thirteenth Judicial District Court in the State of Montana, as an attempt to implement Montana laws when determining the language of the O&O agreement based on the recent enactment of SB 265, which purports to invalidate provisions of the co-owner operating agreement regarding arbitration, and SB 266, which purports to give the Montana AG authority to prosecute and levy a $100,000 a day fine against any co-owner who takes steps to close Colstrip without unanimous consent of all co-owners. The case was subsequently removed to the U.S. District Court - Montana, Billings Division, Case No. 1:21-cv-00058-SPW-TJC. Talen filed a motion to remand the case to the State of Montana District Court. Petitioners and NorthWestern have filed a motion to consolidate this case with the Challenge to constitutionality of Montana Senate Bills 265 and 266, described above. On October 21, 2022, the Court stayed the motion to consolidate pending the outcome of Talen’s petition to remand.

Richard Burnett; Colstrip Properties Inc., et al v. Talen Montana, LLC; PGE, et al. On December 14, 2020, the original claim was filed in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. The plaintiffs allege they have suffered adverse effects from the defendants coal dust. On August 26, 2021, the claim was amended to add PGE as a defendant. Plaintiffs are seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties, as determined by the Court.

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

NOTE 9: GUARANTEES

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of September 30, 2021, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes tax credits, regulatory flow-through adjustments, and other items, applied to the Company’s year-to-date, pre-tax income. The change from pre-tax book loss for the three months ended September 30, 2020 to pre-tax book income for the three months ended September 30, 2021 is the primary driver for the change in interim effective tax rate results. The significant differences between the U.S. Federal statutory tax rate and PGE’s effective tax rate are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Federal tax credits*	(11.2)	14.8	(10.1)	(23.6)
State and local taxes, net of federal tax benefit	8.9	4.2	8.7	10.4
Flow-through depreciation and cost basis differences	(1.5)	17.5	(1.0)	(7.2)
Amortization of excess deferred income tax	(4.6)	(0.4)	(3.7)	(2.8)
Local tax flow-through adjustment	—	—	(4.2)	—
Other	(3.5)	4.3	(1.5)	(1.8)
Effective tax rate	9.1%	61.4%	9.2%	(4.0)%

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Local tax flow-through adjustment

The Company is subject to a local tax that is recovered through a supplemental tariff based on current tax expense, but for which the Company has also recognized deferred income tax expenses over time. Because it is probable that the local deferred taxes will be flowed through future customer prices in accordance with the supplemental tariff, PGE determined a corresponding regulatory asset should have been recorded. In the first quarter of 2021, PGE recognized a regulatory asset to defer previously recorded deferred income tax expenses in the amount of $9 million with a corresponding credit to Income tax expense reflected in the condensed consolidated statements of income for the nine months ended September 30, 2021. The adjustment has no impact to the three months ended September 30, 2021, and is immaterial to prior-year periods.

Carryforwards

Federal tax credit carryforwards as of September 30, 2021 and December 31, 2020 were $98 million and $77 million, respectively. These credits primarily consist of PTCs, which will expire at various dates through 2041. PGE believes that it is more likely than not that its deferred income tax assets as of September 30, 2021 will be realized; accordingly, no valuation allowance has been recorded. As of September 30, 2021, and December 31, 2020, PGE had no material unrecognized tax benefits.

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

In addition to any assumptions and other factors and matters referred to specifically in connection with forward-looking statements, factors that could cause actual results or outcomes for PGE to differ materially from those discussed in such forward-looking statements include:

•governmental policies, legislative action, and regulatory audits, investigations, and actions, including those of the FERC and OPUC with respect to allowed rates of return, financings, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs, operating expenses, timely recovery of costs, and capital investments, and current or prospective wholesale and retail competition;
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

•operational factors affecting PGE’s power generating facilities and battery storage facilities, including forced outages, unscheduled delays, hydro and wind conditions, and disruption of fuel supply, any of which may cause the Company to incur repair costs or purchase replacement power at increased costs;
•complications arising from PGE’s jointly-owned plant, including changes in ownership, adverse regulatory outcomes or legislative actions, or operational failures that result in legal or environmental liabilities or unanticipated costs related to replacement power or repair costs;
•failure to complete capital projects on schedule and within budget, failure of counterparties to perform under agreements, or the abandonment of capital projects, either of which could result in the Company’s inability to recover project costs;
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
•the effects of climate change, including changes in the environment that may affect energy costs or consumption, increase the Company’s costs, cause damage to PGE facilities and system, or adversely affect its operations;
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
•failure to achieve the Company’s greenhouse gas emission goals or be perceived to have either failed to act responsibly with respect to the environment or to effectively respond to legislative requirements concerning greenhouse gas emission reductions can lead to adverse publicity and could have adverse effects on the Company's operations and/or damage the Company's reputation;
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
•Electrify other sectors of the economy like transportation and buildings that are also transforming to reduce GHG emissions; and
•Perform by improving work efficiency, safety of our coworkers, and reliability of our systems and equipment, all while adhering to the Company’s earnings per diluted share growth guidance of 4-6% on average.

Decarbonize the power supply—PGE continues to partner with customers and local and state governments to advance a clean energy future and pursue emission reductions using a diverse portfolio of clean and renewable energy resources. The Company seeks to promote economy-wide emission reductions through electrification and smart energy use to help meet its GHG emission reduction goals.

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

Although PGE is currently scheduled to recover the costs of Colstrip generation by 2030, some co-owners of Units 3 and 4 have sought approval to recover their costs sooner in their respective jurisdictions. In its most recent depreciation study filed with the OPUC in January 2021, PGE proposed to accelerate depreciation on Colstrip generation assets through 2027. In late July 2021, certain parties to PGE’s depreciation study docket (OPUC Docket UM 2152) reached a stipulated settlement, which will accelerate depreciation on the Colstrip generation assets through December 31, 2025. If the settlement is approved by the OPUC, the resulting depreciation rates would be utilized in the Company’s pending 2022 General Rate Case (2022 GRC). For further information on the 2022 GRC, see “General Rate Case” in the “Perform as a Business” section of this Overview. The Company continues to evaluate its ongoing investment in Colstrip, including the possibility of PGE’s exit from these facilities. See Note 8, Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements,” for information regarding legal proceedings related to Colstrip.

Any reduction in generation from Colstrip has the potential to provide capacity on the Colstrip Transmission facilities, which stretch from eastern Montana to near the western end of that state to serve markets in the Pacific Northwest and neighboring states. PGE has a 15% ownership interest in, and capacity on, the Colstrip Transmission facilities. Renewable energy development might benefit from any excess transmission capacity that may become available.

As previously planned, in October 2020, PGE ceased coal-fired operation at its Boardman generating plant and has begun decommissioning activities.

The Resource Planning Process—PGE’s resource planning process includes working with customers, stakeholders, and regulators to chart the course toward a clean, affordable, and reliable energy future. This process includes consideration of customer expectations and legislative mandates to move away from fossil fuel generation and toward renewable and clean sources of energy. PGE’s 2016 IRP process resulted in the development of the following renewable resources:
•Wheatridge Renewable Energy Facility—In 2018, the Company issued a request for proposals seeking to procure approximately 100 average megawatts (MWa) of qualifying renewable resources. The prevailing bid was Wheatridge, an energy facility in eastern Oregon that will combine 300 MW of wind generation and 50 MW of solar generation with 30 MW of battery storage. Construction on the solar and battery components is ongoing and expected to be placed in-service by the end of 2021. PGE owns 100 MW of the wind resource, which was placed in-service in the fourth quarter of 2020. Subsidiaries of NextEra Energy Resources, LLC own the balance of the wind resource, along with the solar and battery components, and will sell their portion of the output to PGE.

In May 2020, the OPUC issued an order that acknowledged the Company’s 2019 IRP and the Action Plan for PGE to undertake over the next four years to acquire the resources identified. The order also required that PGE consider resources in the Renewable and Capacity RFPs in a co-optimized manner. PGE had requested authorization to pursue up to approximately 700 MW of capacity contribution by 2025 from a combination of renewables, existing resources, and new non-emitting dispatchable capacity resources, such as energy storage. As a result, the following resources were procured:
•Douglas County Public Utility District (PUD)—PGE entered into an agreement with Douglas County PUD during 2020 to supply the Company additional capacity from facilities including the Wells Hydroelectric Project, located on the Columbia River in central Washington. With a start date of January 1, 2021, the five-year agreement is expected to contribute between 100 and 160 MW toward a capacity need that PGE identified in its 2019 IRP; and
•Confederated Tribes of the Warm Springs Reservation of Oregon (CTWS)—PGE has a 66.67% ownership interest in the 455 MW Pelton/Round Butte hydroelectric project on the Deschutes River, with the remaining interest held by the Confederated Tribes of the Warm Springs Reservation of Oregon (CTWS). The CTWS has an option to purchase an additional undivided 16.66% ownership interest in Pelton/Round Butte in 2021. On June 30, 2021, the CTWS notified PGE of their intent to exercise this purchase option. Also on June 30, 2021, PGE executed a 16-year PPA with the CTWS that would commence in 2025 to purchase 100% of their current, and potential future, share of the project’s output. All conditions precedent to the effectiveness of the PPA were satisfied on October 19, 2021, and the Company expects CTWS to close on the purchase of their increased ownership interest, by the end of 2021. The Company filed with the OPUC a request for a waiver of the OPUC’s competitive bidding rules related to the PPA, which was adopted by the OPUC on October 5, 2021.

To meet the remaining capacity need identified in the 2019 IRP, the Company is seeking to procure both renewable and non-emitting, dispatchable resources in an All-Source RFP. PGE estimates that it will need to nearly triple the amount of clean and renewable energy serving customers to meet the Company’s 2030 emissions reduction target, in addition to removing coal from its portfolio. As a result, PGE estimates by 2030 it will need approximately 1,500 to 2,000 MW of clean and renewable resources and approximately 800 MW of non-emitting dispatchable capacity resources. PGE is working to exit from the coal-fired Colstrip plant by the end of 2025. On October 15, 2021, PGE initiated its 2021 All-Source RFP public process, seeking approximately 1,000 MW of renewable and non-emitting resources. PGE will work with the OPUC to evaluate the opportunity to procure additional resources through this RFP, with a potential target of getting up to one-third of the clean resources needed to meet the 2030 emissions reduction target. The All-Source RFP seeks:
•Renewables—PGE expects to bring on approximately 375 to 500 MW of renewable resources;
•Non-emitting capacity—PGE will also be seeking approximately 375 MW on non-emitting dispatchable capacity resources that can be used on the hottest or the coldest days of the year; and
•Green Future Impact (GFI) Program—PGE expects to procure a resource or resources for the Company’s GFI Program through the 2021 All-Source RFP. Under the GFI Program, PGE can procure up to 100 MW of a new wind, solar, or hybrid renewable and battery storage resource to meet subscriber demand under the PGE supply option. The Company does not expect GFI Program resources considered in the 2021 All-Source RFP to contribute towards the cost-of-service 150 MWa energy cap envisioned under the 2019 IRP Action Plan, although that is subject to OPUC discretion.

Renewable resources in PGE’s 2021 All-Source RFP must be RPS eligible, qualify for the federal PTC or the federal Investment Tax Credit and pass the cost-containment screen. All resources (dispatchable or renewable) must be online by the end of 2024, with certain exceptions for long-lead time pumped hydro resources. PGE has proposed a timeline to the OPUC that would have the Company issue the 2021 All-Source RFP in November 2021 with acknowledgement of a final shortlist during the second quarter of 2022. On October 6, 2021, the OPUC issued Order 21-320, which conditionally approved PGE’s scoring methodology for the 2021 All-Source RFP. Among the conditions, the OPUC will require PGE to consider bid submissions that would propose to repower existing generation resources.

On October 15 2021, PGE filed an extension waiver for the next IRP, which, if approved, would now be filed for consideration by the OPUC by March 2023.

PGE filed its inaugural Distribution System Plan (DSP) on October 15, 2021 which lays out plans to build a grid that supports a two-way energy ecosystem and empowers customers to make energy management choices to support decarbonization.

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

Customer Choice Programs—PGE’s customers are committed to purchasing clean energy, as over 230,000 residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100 percent clean and renewable electricity by 2035 and 100 percent economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area continue to consider similar goals.

In response, the Company implemented a new customer service option, the GFI Program, which allows for 100 MW of PGE-provided power purchase agreements for renewable resources and up to 200 MW of customer-provided renewable resources. Approved by the OPUC in the first quarter of 2019, the program provides business customers access to bundled renewable attributes from those resources. On March 29, 2021, the OPUC issued an order that expanded the program by 200 MW and provided for the possibility of PGE ownership of the underlying renewable resources under certain conditions. Through this voluntary program, the Company seeks to align sustainability goals, cost and risk management, and reliable integrated power while providing customer choice and a cleaner energy system.

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

In July 2019, PGE’s Board approved plans to construct an Integrated Operations Center (IOC) as a key step to supporting this strategy, at an estimated total cost of $200 million, excluding AFDC. The IOC will centralize mission-critical operations, including those that are planned as part of the integrated grid strategy. This secure, resilient facility will include infrastructure to support and enhance grid operations and co-locate primary support functions. As of September 30, 2021, the Company has recorded $167 million, including AFDC, in construction work-in-progress related to the IOC. The project is expected to be placed in-service in the fourth quarter of 2021.

The Company is also working to advance transportation electrification, with projects aimed at improving accessibility to electric vehicle charging stations and partnering with local mass transit agencies to transition to a greater use of electric vehicles. In June 2019, the Oregon Legislature enacted Oregon Senate Bill 1044 (SB 1044), which establishes Oregon’s zero emissions vehicle goals in statute at 250 thousand zero emission vehicle sales by 2025 and 90% of all new vehicle sales to be zero emission by 2035. In September 2019, PGE filed with the OPUC its first Transportation Electrification plan, which considers current and planned activities, along with both existing and potential system impacts, in relation to the State’s carbon reduction goals. In October 2020, the OPUC approved the plan and related costs and revenues associated with the Transportation Electrification and Electric Vehicle Charging pilot programs. In 2021, the Oregon legislature enacted House Bill 2165, ensuring the OPUC has clear and broad authority to allow electric company investments in infrastructure to support transportation electrification.

Perform as a business—PGE focuses on providing reliable, clean power to customers at affordable prices while providing a fair return to investors. To achieve this goal the Company must execute effectively within its regulatory framework and maintain prudent management of key financial, regulatory, and environmental matters that may affect customer prices and investor returns. The following discussion provides detail on such matters.

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

The cornerstone of the transmission and distribution investments is a new IOC, set to open in the fourth quarter of 2021. Acting as the nerve center of PGE's system, the IOC will enable the Company to apply smart technologies to keep an increasingly complex set of clean energy resources operating efficiently. The system integrations at the IOC will strengthen physical and cyber security of the system to meet critical infrastructure standards, such as seismic and other natural disaster readiness, with the aim of achieving greater reliability with fewer and shorter outages.

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
•A return on equity of 9.5%;
•A cost of capital of 6.94%; and
•A rate base of $5.7 billion.

PGE, OPUC staff, and certain customer groups have reached an agreement that resolves cost of capital issues in the case. All other elements of the case remain unsettled.

The agreement allows for:
•A capital structure of 50% debt and 50% equity;
•A return on equity of 9.5%; and
•A cost of capital of 6.83%, which reflects updates for actual and forecasted debt costs.

This stipulation remains subject to OPUC approval. PGE will continue to work with Parties throughout this proceeding to resolve all other unsettled elements of the case.

Regulatory review of the 2022 GRC will continue throughout 2021 and into 2022, with a final OPUC order expected to be issued by April 2022. PGE has proposed that new customer prices become effective May 2022. Price changes for the AUT and the supplemental schedule items are expected to occur January 1, 2022.

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

For the three months ended September 30, 2021, PGE recorded an $11 million increase to its COVID-19 deferral. As of September 30, 2021 and December 31, 2020, PGE’s deferred balance was $27 million and $10 million, respectively, comprised primarily of bad debt expense in excess of what is currently considered and collected in customer prices. PGE expects incremental bad debt expense to be $34 million to $36 million for the year ending 2021, which includes the expected effect of billing assistance to be provided to customers during the remainder of the year. All other incremental expenses will be recognized in the results of operations, until a determination is made that cost recovery is probable. Amortization of any deferred costs will remain subject to OPUC review prior to amortization in customer prices and would be subject to an earnings review.

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

On June 30, 2020 the FERC issued a waiver that provides that, for the 12-month period starting March 2020, jurisdictional utilities may apply an alternative AFDC calculation formula that excludes the actual outstanding short-term debt balance and replaces it with the simple average of the actual 2019 short-term debt balance. The purpose of the waiver is to allow relief to utilities that issued short-term debt in response to the COVID-19 emergency and the detrimental impacts the issuance of short-term debt has on the allowance for equity funds used during construction. PGE adopted the waiver in the second quarter of 2020 and retrospectively applied its provisions as of March 2020. On February 23, 2021, FERC issued an order extending the waiver an additional seven months, to be effective March 1, 2021 through September 30, 2021. On September 21, 2021, FERC issued an additional order to further extend the waiver through March 31, 2022. PGE has adopted all waiver extensions.

Wildfire—In 2020, Oregon experienced one of the most destructive wildfire seasons on record, with over one million acres of land burned. PGE’s wildfire mitigation planning includes regular system-wide risk assessment, which led to the identification and activation of a PSPS in a zone near Mt. Hood that was identified as a region at high risk of wildfire in 2020. Additionally, in response to wildfires across Oregon in 2020, PGE cut power to eight additional high-risk fire areas in partnership with local and regional agencies. The Company is intensifying efforts on its system to increase wildfire safety and resiliency to weather and other disaster-related crises. These efforts include enhanced tree and brush clearing, replacing equipment, and making emergency plans in close partnership with local, state, and federal land and emergency management agencies to further expand the use of a PSPS, if the need should arise. The Oregon Department of Forestry has opened an investigation into the causes of wildfires in Clackamas County. The Company has received a subpoena and is fully cooperating. The Company is not aware of any wildfires caused by PGE equipment.

PGE continues to incur costs to replace and rebuild PGE facilities damaged by the fires, as well as addressing fire-damaged vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. On October 20, 2020, the OPUC formally approved PGE’s request for deferral of such costs. As of September 30, 2021 and December 31, 2020, PGE’s cumulative deferred costs related to the wildfire response was $36 million and $15 million, respectively. PGE continues to assess the damage to its infrastructure and expects regulatory recovery of prudently incurred restoration costs. PGE believes the full amount of the 2020 and 2021 deferrals is probable of recovery as the Company’s prudently incurred costs were in response to the unique and unprecedented nature of the wildfire events leading to the deferral. The OPUC has significant discretion in making the final determination of recovery and their conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

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

Through September 30, 2021, PGE has incurred an estimated $107 million in incremental costs due to the storms, of which $36 million were capital and recorded to Electric utility plant, net and $71 million were operating expenses associated with transmission and distribution. Beginning in 2019, the OPUC authorized the Company to collect $4 million annually from retail customers to cover incremental expenses related to major storm damages, and to defer any amount not utilized in the current year. In response to the February storms, PGE exhausted its storm collection balance for 2021 of $9 million, which was used to offset operating expenses. After accounting for storm deferral tracking mechanisms already in place, the cumulative incurred operating expenses from the February storm damage are estimated to be $62 million as of September 30, 2021.

On February 15, 2021, PGE filed an application for authorization to defer emergency restoration costs for the February storms (Docket UM 2156) and as of September 30, 2021, the Company has deferred a total of $60 million, including interest, related to incremental operating expenses due to the storms. PGE expects to incur and defer additional costs subsequent to the storms related to replacing and rebuilding PGE facilities damaged by the storms, as well as addressing vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. PGE does not expect an OPUC decision on the February storms deferral until sometime during 2022. While the Company believes the full amount of the deferral is probable of recovery as PGE’s prudently incurred costs were in response to the unique and unprecedented nature of the storms, the OPUC has significant discretion in making the final determination of recovery and their conclusions of overall prudence, including an earnings review, and could result in a portion, or all, of PGE’s deferral being disallowed for recovery.

Declared states of emergency—On September 22, 2021, the OPUC issued an order that approved a pre-authorized deferral of costs associated with declared states of emergency. Qualifying events consist of federal or state declared emergencies with impacts on PGE’s service territory. Previously the Company had to file a request for deferred accounting when an event of that nature occurred, such as the Labor Day 2020 wildfire event, and had to seek OPUC approval of such deferred accounting applications to be effective. With this order, PGE would provide notice of an event that qualifies within 30 days of the declared state of emergency and would not need to seek OPUC approval to use deferred accounting to track incremental costs related to the emergency. The OPUC maintains responsibility to review utility requests to amortize deferred amounts in customer prices including a review of utility prudence in a future proceeding, among other requirements.

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

Portland Harbor Environmental Remediation Account (PHERA) Mechanism—The EPA has listed PGE as one of over one hundred PRPs related to the remediation of the Portland Harbor Superfund site. As of September 30, 2021, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. Stakeholders have raised concerns that EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording of the estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the Company’s recovery mechanism allows the Company to defer and recover estimated liabilities and incurred environmental expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, including but not limited to insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8, Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

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

The Company recorded an estimated net refund of $9 million to customers for the nine months ended September 30, 2021, which resulted from variances between actual weather-adjusted use per customer and that projected in the 2019 GRC. In the third quarter of 2021, the Company continued to see higher weather-adjusted use per customer from residential customers that are spending more time at home and lower use per customer from commercial customers that are adversely affected by COVID-19.

Collections under the decoupling mechanism are subject to an annual limitation of 2% of revenues for each eligible customer class, based on the net prices in effect for the applicable tariff schedule at the time of collection. For collections recorded in 2021, the 2% limit will be applied to the net prices for the applicable tariff schedules that will be in effect on January 1, 2023. The Company reached its 2021 limit for collection from commercial customers during the third quarter of 2021. No limit exists for any potential refunds under the decoupling mechanism, thus increased demand from residential customers since the onset of the COVID-19 pandemic has resulted in larger estimated refunds under the decoupling mechanism, which have largely offset the revenue increases that have resulted from higher residential demand.

As of December 31, 2020, PGE had recorded an estimated net refund of $6 million for 2020, which if approved by the OPUC, will be credited to customers over a one-year period beginning January 1, 2022.

Deferral of Boardman Revenue Requirement—In October 2020, intervenors filed a deferral application with the OPUC that would require PGE to defer and refund the revenue requirement associated with Boardman currently included in customer prices as established in the Company’s 2019 GRC. The application states a deferral is required for customers to adequately capture the reduction in revenue requirement beginning on October 15, 2020, the date Boardman ceased operations. On October 7, 2021, intervenors filed a motion with the OPUC requesting to consolidate the open Boardman deferral docket with PGE’s open 2022 GRC docket. Combining the dockets would provide an avenue under which the OPUC could make a separate decision on the issues associated with the Boardman deferral within PGE’s 2022 GRC docket. PGE has objected to the request by intervenors on the basis that the two dockets are not similar enough to warrant consolidation and would have the effect of expanding the scope and complicating the GRC proceeding. However, if the OPUC were to approve the consolidation of proceedings, PGE would work with the OPUC and parties to establish an appropriate schedule and process to allow for a fair determination for both matters.

PGE estimates this amount could be up to $14 million for the period ended December 31, 2020 and $66 million for the year ending December 31, 2021. As of September 30, 2021 and December 31, 2020, PGE has not recorded a regulatory liability pursuant to this deferral application as the Company believes its current prices are just and reasonable in light of PGE’s continued substantial investments in utility plant. The costs of these investments, which are not currently reflected in customer prices, more than offset the revenue requirement for Boardman. If the OPUC authorizes a refund, PGE would record a regulatory liability with a corresponding charge to earnings.

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

	Three Months Ended September 30,		% Increase (Decrease) in Energy Deliveries	Nine Months Ended September 30,		% Increase (Decrease) in Energy Deliveries
	2021	2020		2021	2020
Energy deliveries (MWhs in thousands):
Retail:
Residential	1,872	1,832	2%	5,875	5,621	5%
Commercial	1,778	1,672	6%	4,943	4,672	6%
Industrial	960	914	5%	2,773	2,552	9%
Subtotal	4,610	4,418	4%	13,591	12,845	6%
Direct access:
Commercial	155	167	(7)%	453	478	(5)%
Industrial	467	389	20%	1,228	1,114	10%
Subtotal	622	556	12%	1,681	1,592	6%
Total retail energy deliveries	5,232	4,974	5%	15,272	14,437	6%
Wholesale energy deliveries	1,912	1,613	19%	4,416	4,593	(4)%
Total energy deliveries	7,144	6,587	8%	19,688	19,030	3%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Average number of retail customers:
Residential	801,147	88%	792,155	88%	799,182	88%	789,726	88%
Commercial	111,063	12	110,323	12	110,863	12	110,185	12
Industrial	190	—	194	—	191	—	194	—
Direct access	582	—	641	—	589	—	634	—
Total	912,982	100%	903,313	100%	910,825	100%	900,739	100%

Retail energy deliveries for the nine months ended September 30, 2021 increased 6% compared with the nine months ended September 30, 2020, as reflected by increases in all customer classes. In the third quarter 2021, Total retail energy deliveries increased 5%, reflecting continued strength in the industrial class, improvement in the commercial class, which suffered the largest contraction during 2020 due to the COVID-19 pandemic, and growth in the residential class, partially driven by customer response to the unusually hot summer temperatures.

Residential loads increased with the onset of the pandemic in early 2020, as a larger percentage of the population spent more time at home, whether working from home, providing child-care due to school closures, or lacking employment as commercial activity slowed. Conversely, commercial energy deliveries declined as many businesses were disrupted in an attempt to maintain social distancing or closed as a result of the lack of business as residents followed directives from state and federal authorities. The industrial class as a whole experienced an increase in energy deliveries, due primarily to continued growth in the high tech and digital services sectors, which saw lesser impacts from noted closures than other sectors. As the economy has reopened during 2021, PGE has experienced greater commercial customer demand. Residential usage continues to be elevated as remote and hybrid work schedules remain in place across the Company’s service area.

The following table indicates the number of heating and cooling degree-days for the three and nine months ended September 30, 2021 and 2020, along with the current 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2021	2020	Avg.	2021	2020	Avg.

First Quarter	1,805	1,761	1,847	—	—	—
Second Quarter	498	554	629	238	99	93
July	—	11	7	258	180	182
August	9	1	6	249	197	196
September	45	35	61	93	115	77
Third Quarter	54	47	74	600	492	455
Year-to-date	2,357	2,362	2,550	838	591	548
Increase/(Decrease) from the 15-year average	(8)%	(7)%		53%	8%

The impact of the higher temperatures during the summer months contributed to an increase in retail energy deliveries and resulting retail revenues. In late June 2021, PGE’s service territory experienced record breaking heat, with temperatures in Portland, Oregon exceeding all-time highs for three consecutive days. On the third day of the event, June 28, 2021, when the Portland temperature reached 116 degrees, the Company recorded a new system peak load of 4,441 MW, which surpassed the previous all-time mark of 4,073 MW and the previous summer system peak load of 3,976 MW. A second heat event occurred in early August that drove demand to 4,352 MW, also considerably exceeding the previous peak loads.

After adjusting for the effects of weather, retail energy deliveries for the nine months ended September 30, 2021 increased 4.0% compared to the same period of 2020. The increase reflects increases of 9% in industrial deliveries, 4% in commercial energy deliveries, and 1% in residential energy deliveries. Residential average usage per customer has held steady during 2021, while growth of 1.2% in the average number of residential customers contributed to increased energy deliveries in total.

The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from Electricity Service Suppliers (ESSs). This cap would have limited energy deliveries to these customers to an amount equal to approximately 13% of PGE’s total retail energy deliveries for the first nine months of 2021.

In early February 2020, PGE began offering service to customers under an OPUC created New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. With the adoption of the New Large Load Direct Access program, which is capped at 119 MWa, as much as 18% of the Company’s energy deliveries could have been supplied by ESSs. Actual energy deliveries to Direct Access customers by ESSs represented 11% of PGE’s total retail energy deliveries for the first nine months of 2021 and 2020.

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

The following table provides information regarding the performance of the Company’s generating resources for the nine months ended September 30, 2021 and 2020:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total retail load
	2021	2020	2021	2020	2021	2020
Generation:
Thermal:
Natural gas	90%	93%	126%	73%	49%	42%
Coal (3)	—	99	102	93	10	20
Wind	84	95	110	113	13	13
Hydro	93	88	74	76	5	7

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
(3)Plant availability excludes Colstrip, which PGE does not operate. Colstrip availability was 92% during the nine months ended September 30, 2021, compared with 79% in 2020. Boardman ceased coal-fired generation on October 15, 2020.

Energy received from PGE-owned and jointly-owned thermal plants during the nine months ended September 30, 2021 compared to 2020 remained materially consistent. In 2021 production at the Company’s natural gas-fired plants increased to meet retail load demands, partially offset by a decrease in coal production. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, increased 55% during the nine months ended September 30, 2021 compared to 2020. Energy received from mid-Columbia and other regional hydroelectric projects increased 95% in the nine months ended September 30, 2021 due to new PPAs in place in 2021 as compared to 2020. The energy generated by the Company-owned facilities decreased 15%, due to less favorable hydro conditions in 2021. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 80 years of historical stream flow data. See “Purchased power and fuel” in the Results of Operations section in this Item 2, for further detail on regional hydro results.

Energy received from PGE-owned wind resources and under contracts increased 31% during the nine months ended September 30, 2021 compared to 2020 primarily due to the addition of Wheatridge, and favorable wind conditions.

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

Under the PCAM, PGE may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the Company’s PCAM as calculated for regulatory purposes for the nine months ended September 30, 2021 and 2020, respectively:

•For the nine months ended September 30, 2021, actual NVPC was $60 million above baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2021 is currently estimated to be above the baseline, and outside the established deadband range. Pursuant to the PCAM and related earnings test, as of September 30, 2021, PGE has deferred $27 million which represents 90% of the excess variance expected to be collected from customers. A final determination regarding the 2021 PCAM results will be made by the OPUC through a public filing and review in 2022. The OPUC has significant discretion in making the final determination of recovery and their conclusion of overall prudence, including an earnings review, and could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

•For the nine months ended September 30, 2020, actual NVPC was $27 million below baseline NVPC. For the year ended December 31, 2020, actual NVPC, excluding certain trading losses totaling $127 million, was $13 million below baseline NVPC, which was within the established deadband range. Accordingly, no estimated collection from customers was recorded pursuant to the PCAM for 2020. The 2020 PCAM was filed with the OPUC in June 2021 with a final order anticipated in December 2021.

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

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2021	2020		2021	2020
Total revenues	$642	$547	17%	$1,788	$1,589	13%
Operating expenses:
Purchased power and fuel	259	292	(11)%	613	554	11%
Generation, transmission and distribution	80	65	23%	236	215	10%
Administrative and other	82	63	30%	247	208	19%
Depreciation and amortization	101	108	(6)%	305	320	(5)%
Taxes other than income taxes	37	35	6%	110	104	6%
Total operating expenses	559	563	(1)%	1,511	1,401	8%
Income from operations	83	(16)	(619)%	277	188	47%
Interest expense, net(1)	33	35	(6)%	100	102	(2)%
Other income:
Allowance for equity funds used during construction	4	4	—%	13	11	18%
Miscellaneous income, net	1	3	(67)%	6	2	200%
Other income, net	5	7	(29)%	19	13	46%
Income before income tax expense	55	(44)	(225)%	196	99	98%
Income tax expense	5	(27)	(119)%	18	(4)	(550)%
Net income	$50	$(17)	(394)%	$178	$103	73%

(1) Includes an allowance for borrowed funds used during construction of $3 million and $2 million for the three months ended September 30, 2021 and 2020, and $7 million and $6 million for the nine months ended September 30, 2021 and 2020, respectively.

Net income for the three months ended September 30, 2021 increased $67 million from the comparable period of 2020, which contained $127 million of Purchased power and fuel costs due to the previously reported energy trading losses. In 2021, Purchased power and fuel expenses were impacted due in part to lower hydro and wind production in the region, which more than offset increases in revenues resulting from higher retail energy deliveries with the economy reopening along with increased customer demand due to unusually warm temperatures. Retail revenues were also impacted by a slightly lower average price mix in 2021 due to the return of commercial demand from the contraction in that sector that occurred in 2020. Wholesale revenues increased primarily due to higher market prices. Operating expenses increased, driven by preparations in advance of wildfire season, tree trimming, wage pressure, and higher legal and benefits expenses.

Net income for the nine months ended September 30, 2021 increased $75 million from the first nine months of 2020. While customer growth continues, increases in revenues from retail energy deliveries and wholesale sales were largely offset by higher Purchased power and fuel expenses after removing the impact of the previously reported energy trading losses from the 2020 results. The Company benefited from the sale of excess natural gas back into the wholesale market, the addition of Wheatridge to the generation portfolio, increased AFDC equity, and interest income on Regulatory Assets, all of which were offset by higher Administrative and general expenses.

Total revenues consist of the following for the periods presented (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Retail (1):
Residential	$265	41%	$245	45%	$824	46%	$747	47%
Commercial	186	29	164	30	518	29	463	29
Industrial	65	10	58	11	187	10	162	10
Direct Access	11	2	12	2	35	2	35	2
Subtotal	527	82	479	88	1,564	88	1,407	88
Alternative revenue programs, net of amortization	(12)	(2)	(9)	(2)	(23)	(1)	—	—
Other accrued revenues, net (2)	1	—	7	1	12	1	13	1
Total retail revenues	516	80	477	87	1,553	88	1,420	89
Wholesale revenues	112	17	56	10	186	10	130	8
Other operating revenues	14	2	14	3	49	3	39	3
Total revenues	$642	100%	$547	100%	$1,788	100%	$1,589	100%

(1) Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those customers that purchase their energy from ESSs.
(2) Amounts for the nine months ended September 30, 2021, included $9 million that resulted from use of the storm cost deferral to partially offset expenses related to the January and February storms. Amount for the nine months ended September 30, 2020 included $17 million in amortization, including interest, related to the net tax benefits due to the change in corporate tax rate under the United States Tax Cuts and Jobs Act of 2017 (TCJA).

Total retail revenues—The following items contributed to the increase in Total retail revenues for the three and nine months ended September 30, 2021 compared to the same period in 2020 as follows (dollars in millions):

	Three Months Ended	Nine Months Ended
September 30, 2020	$477	$1,420
Increase from higher retail energy deliveries driven by the impact of weather and customer load growth	24	79
Increase as a result of the AUT, approved by the OPUC	19	51
Increase resulting from the combination of various supplemental tariffs and adjustments, the largest of which pertains to Wheatridge being placed into service	7	27
Recovery in Revenues of Storm related expenses in 2021	—	12
Decrease as a result of the change in the average price of energy deliveries due primarily to shift in mix among customer classes resulting from COVID-19	(8)	(13)
Decrease attributed to alternative revenue programs related to the decoupling mechanism due to increased residential use per customer	(3)	(23)
September 30, 2021	$516	$1,553
Change in Total retail revenues	$39	$133

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

For the three months ended September 30, 2021 wholesale revenues increased $56 million, or 100%, from the three months ended September 30, 2020, as a result of a $45 million increase from a 68% increase in average wholesale sales prices, and by an $11 million increase related to 19% higher wholesale sales volume. The price increase was due to weaker than average regional hydro production in 2021, reduced regional capacity, and the demand impact resulting from the unusual heat events experienced in 2021.

Wholesale revenues for the nine months ended September 30, 2021 increased $56 million from the nine months ended September 30, 2020, as a $61 million increase from 49% higher average wholesale sales price was partially offset by a $5 million reduction due to a 4% decline in sales volumes. Poor hydro conditions, reduced regional thermal generation capacity and more extreme weather experienced during 2021, including the unprecedented heat event that occurred late in the second quarter of 2021 in combination with increased retail load requirements drove prices higher.

Other operating revenues for the three months ended September 30, 2021 were consistent with the three months ended September 30, 2020.

Other operating revenue for the nine months ended September 30, 2021 increased $10 million from the nine months ended September 30, 2020 driven primarily by market conditions that provided more revenue from the sale of natural gas, in excess of amounts needed for the Company’s generation portfolio, back into the wholesale market. Natural gas prices were significantly higher in 2021 after being depressed in 2020 due to milder than average winter temperatures in North America in 2020 that resulted in an oversupply of natural gas and lower prices.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the change in Purchased power and fuel for the three and nine months ended September 30, 2021 compared to the same period in 2020 as follows (dollars in millions, except for average variable power cost per MWh):

	Three Months Ended	Nine Months Ended
September 30, 2020	$292	$554
Increase (Decrease) related to average variable power cost per MWh	(78)	55
Increase related to total system load	72	31
PCAM deferral	(27)	(27)
September 30, 2021	259	613
Change in Purchased power and fuel	$(33)	$59

Average variable power cost per MWh:
September 30, 2020	$46.62	$30.44
September 30, 2021	$42.19	$34.09

Total system load (MWhs in thousands):
September 30, 2020	6,251	18,201
September 30, 2021	6,781	18,772

For the three months ended September 30, 2021, the $78 million decrease related to the change in average variable power cost per MWh (which includes PGE-generated power and market purchases), was driven by a 24% decrease in the average cost of purchased power, and a 10% increase on the average cost for the Company’s own generation. The decrease in average variable power cost per MWh is primarily attributed to the previously reported energy trading losses in 2020. The $72 million increase related to total system load was primarily due to a 33% increase in energy deliveries obtained from purchased power to meet retail load demand.

For the nine months ended September 30, 2021 the $55 million increase related to the change in average variable power cost per MWh (which includes PGE-generated power and market purchases), was driven by a 16% increase on the average cost of purchased power, offset by a 5% decrease on the average cost for the Company’s own generation. The $31 million increase related to total system load was primarily due to a 8% increase in energy deliveries obtained from purchased power.

For more information regarding PGE’s PCAM deferral, see Actual NVPC within this Results of Operations.

PGE’s sources of energy, total system load, and retail load requirement for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Sources of energy (MWhs in thousands):
Generation:
Thermal:
Natural gas	2,785	41%	2,290	37%	7,074	38%	5,767	32%
Coal	560	8	1,248	20	1,455	8	2,752	15
Total thermal	3,345	49	3,538	57	8,529	46	8,519	47
Hydro	197	3	233	4	778	4	919	5
Wind	646	10	527	8	1,843	10	1,720	9
Total generation	4,188	62	4,298	69	11,150	60	11,158	61
Purchased power:
Term *	1,429	21	1,382	22	3,782	20	5,202	29
Hydro *	906	13	493	8	3,091	16	1,585	9
Wind	258	4	78	1	749	4	256	1
Total purchased power	2,593	38	1,953	31	7,622	40	7,043	39
Total system load	6,781	100%	6,251	100%	18,772	100%	18,201	100%
Less: wholesale sales	(1,912)		(1,613)		(4,416)		(4,593)
Retail load requirement	4,869		4,638		14,356		13,608

* PGE has reclassified sources of energy previously reported as purchased from Term resources to Hydro resources in the amounts of 155 MWhs for the three months ended March 31, 2020, 133 MWhs for the three months ended June 30, 2020, 95 MWhs for the three months ended September 30, 2020, and 809 MWhs for the three months ended March 31, 2021.

The following table presents the actual April-to-September 2021 and the actual 2020 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2021 Actual	2020 Actual
Columbia River at The Dalles, Oregon	82%	104%
Mid-Columbia River at Grand Coulee, Washington	89	109
Clackamas River at Estacada, Oregon	70	75
Deschutes River at Moody, Oregon	84	86
* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC, the following items contributed to the increase in Actual NVPC for the three and nine months ended September 30, 2021 compared to the same period in 2020 as follows (dollars in millions):

	Three Months Ended	Nine Months Ended
September 30, 2020	$236	$424
Increase (Decrease) in Purchased power and fuel expense	(6)	86
Increase in Wholesale revenues	(56)	(56)
Decrease due to PCAM deferral	(27)	(27)
September 30, 2021	$147	$427
Change in NVPC	$(89)	$3

For further information regarding NVPC in relation to the PCAM, see “Purchased power and fuel expense” and “Revenues” within this “Results of Operations” for more details.

For the three months ended September 30, 2021 and 2020, actual NVPC was $53 million above and $11 million above baseline NVPC, respectively. For the nine months ended September 30, 2021 and 2020, actual NVPC was $60 million above and $27 million below baseline NVPC, respectively.

Based on forecast data, NVPC for the year ending December 31, 2021 is currently estimated to be above the baseline, and outside the deadband. Pursuant to the PCAM and related earnings test, as of September 30, 2021, PGE has deferred $27 million which represents 90% of the excess variance expected to be collected from customers. A final determination regarding the 2021 PCAM results will be made by the OPUC through a public filing and review in 2022. The OPUC has significant discretion in making the final determination of recovery and their conclusion of overall prudence, including an earnings review, and could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Generation, transmission and distribution - The following items contributed to the increase in Generation, transmission and distribution for the three and nine months ended September 30, 2021 compared to the same period in 2020 (dollars in millions):

	Three Months Ended	Nine Months Ended
September 30, 2020	$65	$215
January and February storm costs recovered via the Company’s storm cost recovery mechanism	—	12
Higher distribution expenses for wildfire risk mitigation and storm restoration	5	10
Higher vegetation management expenses	5	7
Net decrease in maintenance expense at the Company’s generation facilities	(3)	(7)
Miscellaneous expenses	8	(1)
September 30, 2021	$80	$236
Change in Generation, transmission and distribution	$15	$21

PGE deferred $6 million and $56 million of incremental costs for the three and nine months ended September 30 2021, respectively, related to February 2021 ice storm damage in PGE’s service territory. See “February 2021 Ice Storm” within “Perform as a Business” under the “Overview” section of this Item 2. for more information.

Administrative and other - The following items contributed to the increase in Administrative and other for the three and nine months ended September 30, 2021 compared to the same period in 2020 as follows (dollars in millions):

	Three Months Ended	Nine Months Ended
September 30, 2020	$63	$208
Higher employee compensation and benefits expenses	6	14
Higher legal and other professional service expenses	6	13
Increase (decrease) in bad debt expense	2	(1)
Miscellaneous expenses	5	13
September 30, 2021	$82	$247
Change in Administrative and other	$19	$39

Depreciation and amortization expense decreased $7 million and $15 million in the three and nine months ended September 30, 2021 compared to the same period in 2020, largely as a result of asset retirements, which were partially offset by capital additions, and regulatory amortization.

Taxes other than income taxes expense increased $2 million and $6 million in the three and nine months ended September 30, 2021 compared with 2020. The variance for the three months ended September 30, 2021 was primarily attributable to higher franchise taxes. The variance for the nine months ended September 30, 2021 was primarily attributable to higher Oregon property taxes as well as higher franchise taxes.

Interest expense, net decreased $2 million in both the three and nine months ended September 30, 2021 compared to the same period in 2020.

Other income, net decreased $2 million for the three months ended September 30, 2021 compared to the same period in 2020 driven by market changes on the non-qualified benefit trust. Other income, net increased $6 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to higher AFDC equity income on higher construction work-in-progress balances and higher interest income on regulatory deferral balances.

Income tax expense increased $32 million and $22 million for three and nine months ended September 30, 2021, compared to the same period in 2020. The increase for the three months ended September 30, 2021 was driven by higher pre-tax income, partially offset by regulatory amortizations. The increase for the nine months ended September 30, 2021 was driven by higher pre-tax income. The increase was partially offset by a cumulative catch-up adjustment recorded in the first quarter of 2021 to defer and recognize a regulatory asset for previously recorded deferred income tax expenses on a certain local flow-through tax, as well as regulatory amortizations. See Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Item 1.—”Financial Statements,” for more information.

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

The following summarizes PGE’s cash flows for the periods presented (dollars in millions):

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents, beginning of period	$257	$30
Net cash provided by (used in):
Operating activities	582	442
Investing activities	(502)	(551)
Financing activities	(43)	332
Increase (decrease) in cash and cash equivalents	37	223
Cash and cash equivalents, end of period	$294	$253

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 (dollars in millions):

Increase/ (Decrease)
Net income	$75
Margin deposits from wholesale counterparties	102
Deferral of incremental storm costs	(58)
Accounts payable and accrued liabilities	37
Accounts receivable, net	(5)
Margin deposits	9
Decoupling	23
Deferred income tax	31
Depreciation and amortization	(15)
Other	(59)
Net change in cash flow from operations	$140

The net change in cash flows from operations was primarily driven by an increase in net income of $75 million largely due to the previously reported energy trading losses recognized in 2020 that did not recur in 2021, an increase in margin deposits from wholesale counterparties of $102 million primarily due to PGE’s natural gas derivative asset positions as of September 30, 2021 as a result of commodity market conditions, offset by a $58 million decrease related to the February 2021 ice storms.

PGE estimates that non-cash charges for depreciation and amortization in 2021 will range from $410 million to $430 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $575 million to $625 million. For additional information, see “Contractual Obligations” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission and generation facilities. Net cash used in investing activities for the nine months ended September 30, 2021 decreased $49 million when compared with the nine months ended September 30, 2020, due to Wheatridge being constructed and placed in-service in 2020, partially offset by an increase in capital expenditures related to the IOC and winter storm restoration.

Excluding AFDC, the Company plans to make capital expenditures of $700 million in 2021, which it expects to fund with cash to be generated from operations during 2021, as discussed above, and the issuance of short- and long-term debt securities. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the nine months ended September 30, 2021, net cash used in financing activities was primarily the result of the issuance of $400 million in First Mortgage Bonds, $160 million of payments on long-term debt, the issuance of a new 364-day term loan of $200 million, $350 million in repayments of short-term debt, payment of $112 million of dividends, and repurchase of common stock of $12 million.

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2021 through 2025 (dollars in millions, excluding AFDC).

	2021	2022	2023	2024	2025
Ongoing capital expenditures*	$630	$630	$550	$550	$550
Integrated Operations Center	70	25	—	—	—
Total capital expenditures	$700	$655	$550	$550	$550
Long-term debt maturities	$160	$—	$—	$80	$—
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

Short-term Debt. Pursuant to an order issued by the Federal Energy Regulatory Commission on January 16, 2020, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2022. The following table shows available liquidity as of September 30, 2021 (in millions):

	As of September 30, 2021
	Capacity	Outstanding	Available
Revolving credit facility (1)	$650	$—	$650
Letters of credit (2)	220	78	142
Total credit	$870	$78	$792
Cash and cash equivalents			294
Total liquidity			$1,086
(1)Scheduled to expire September 2026.
(2)PGE has four letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

On September 10, 2021, PGE amended and restated its existing revolving credit facility. As of September 30, 2021, PGE had a $650 million unsecured revolving credit facility scheduled to expire in September 2026. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. In addition, the Credit Facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, two, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the remaining term of the applicable credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of September 30, 2021, PGE had no commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $650 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

On March 31, 2021, PGE obtained an unsecured 364-day term loan in the aggregate principal amount of $200 million. The term loan bore interest for the relevant interest period at LIBOR plus 0.70%, with the interest rate subject to adjustment pursuant to the terms of the loan. The term loan was paid off on September 30, 2021 with proceeds from a first mortgage bond issuance.

Long-term Debt. As of September 30, 2021, total long-term debt outstanding, net of $14 million of unamortized debt expense, was $3,285 million.

On January 6, 2021, the Company made a scheduled $140 million repayment of a 2.51% Series of First Mortgage Bonds with available cash.

On August 11, 2021, the Company made a scheduled $20 million repayment of a 9.31% Series of First Mortgage Bonds with available cash.

On September 30, 2021, PGE issued $400 million in First Mortgage Bonds (FMBs). The Bonds consist of:
•a series, due in 2028 (the "2028 Bonds"), in the amount of $100 million that will bear an interest from its issuance date at an annual rate of 1.82%;
•a series, due in 2031 (the “2031 Bonds"), in the amount of $50 million that will bear an interest from its issuance date at an annual rate of 2.10%;
•a series, due in 2034 (the "2034 Bonds" and collectively with the 2028 Bonds and the 2031 Bonds, the "Other Bonds"), in the amount of $100 million that will bear an interest from its issuance date at an annual rate of 2.20%; and
•a series, due in 2051, (the "2051 Bonds") in the amount of $150 million that will bear an interest from its issuance date at an annual rate of 2.97%.

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 44.9% and 45.0% as of September 30, 2021 and December 31, 2020, respectively.

Credit Ratings and Debt Covenants

PGE’s secured and unsecured debt is rated investment grade by Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P), with current credit ratings and outlook as follows:

	Moody’s	S&P
Issuer credit rating	A3	BBB+
Senior secured debt	A1	A
Commercial paper	P-2	A-2
Outlook	Stable	Stable

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

As of September 30, 2021, PGE had posted $25 million of collateral with these counterparties, consisting of $5 million in cash and $20 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of September 30, 2021, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $74 million, and decreases to $26 million by December 31, 2021. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $142 million and decreases to $87 million by December 31, 2021 and to $69 million by December 31, 2022.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on September 30, 2021, under the most restrictive issuance test in the Indenture, the Company could have issued up to $1 billion of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s revolving credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of September 30, 2021, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 56.4%.

Off-Balance Sheet Arrangements

PGE has no off-balance sheet arrangements, other than surety bonds and outstanding letters of credit, that have, or are reasonably likely to have, a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

PGE’s surety bond and letter of credit arrangements are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021, there have been no material changes outside the ordinary course of business as of September 30, 2021.

Contractual Obligations

PGE’s contractual obligations for 2021 and beyond are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021. For such obligations, there have been no material changes outside the ordinary course of business as of September 30, 2021.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, these disclosure controls and procedures were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

PGE did not repurchase any shares of its common stock during the three-month period ended September 30, 2021.

Item 5.	Other Information.

Appointment of New Director

On October 26, 2021, the Board of Directors of the Company (the “Board”) appointed Dawn L. Farrell to serve as a director of the Company, effective January 1, 2022.

Ms. Farrell, 61, was most recently the President and Chief Executive Officer of TransAlta Corporation (TransAlta) since 2012, before retiring in March of this year. Prior to serving as CEO of TransAlta, she held a variety of executive leadership positions at TransAlta and British Columbia Hydro & Power Authority (BC Hydro) including leading commercial operations and development at TransAlta and generation and engineering at BC Hydro.

The Board appointed Ms. Farrell to serve on the Nominating, Governance and Sustainability Committee and Finance Committee of the Board, effective January 1, 2022.

There are no arrangements or understandings between Ms. Farrell and any other persons pursuant to which she was selected as director and she is not a party to any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K.

Ms. Farrell will participate in the Company’s standard compensation program for non-employee directors.

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
10.1
Second Amended and Restated Credit Agreement, dated as of September 10, 2021, among Portland General Electric Company, the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to PGE’s Current Report on Form 8-K filed September 14, 2021).

10.2
Seventy-ninth Supplemental Indenture, dated September 15, 2021, between the Portland General Electric Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to PGE’s Current Report on Form 8-K, filed October 1, 2021).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	October 28, 2021	By:	/s/ James A. Ajello
James A. Ajello
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)