Form 10-K
period 2021-12-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2022-02-17
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $4,106,085,794. For purposes of this calculation, executive officers and directors are considered affiliates.

As of February 7, 2022, there were 89,426,860 shares of common stock outstanding.

Documents Incorporated by Reference

Part III, Items 10 - 14	Portions of Portland General Electric Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on April 22, 2022.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

DEFINITIONS

The abbreviations or acronyms defined below are used throughout this Form 10-K:

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
AUT	Annual Power Cost Update Tariff
Beaver	Beaver natural gas-fired generating plant
Biglow Canyon	Biglow Canyon Wind Farm
Boardman	Boardman coal-fired generating plant
BPA	Bonneville Power Administration
Carty	Carty natural gas-fired generating plant
Colstrip	Colstrip Units 3 and 4 coal-fired generating plant
Coyote Springs	Coyote Springs Unit 1 natural gas-fired generating plant
Dth	Decatherm = 10 therms = 1,000 cubic feet of natural gas
EIM	Energy Imbalance Market
EPA	United States Environmental Protection Agency
ESS	Electricity Service Supplier
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
FPA	Federal Power Act
GRC	General Rate Case for a specified test year
IRP	Integrated Resource Plan
ISFSI	Independent Spent Fuel Storage Installation
kV	Kilovolt = one thousand volts of electricity
Moody’s	Moody’s Investors Service
MW	Megawatts
MWa	Average megawatts
MWh	Megawatt hours
NRC	Nuclear Regulatory Commission
NVPC	Net Variable Power Costs
OATT	Open Access Transmission Tariff
OPUC	Public Utility Commission of Oregon
PCAM	Power Cost Adjustment Mechanism
PTC	Federal production tax credit
PW1	Port Westward Unit 1 natural gas-fired generating plant
PW2	Port Westward Unit 2 natural gas-fired flexible capacity generating plant
QF	PURPA qualifying facility
RAC	Renewable Adjustment Clause
RPS	Renewable Portfolio Standard
S&P	S&P Global Ratings
SEC	United States Securities and Exchange Commission
Trojan	Trojan nuclear power plant
Tucannon River	Tucannon River Wind Farm
USDOE	United States Department of Energy
Wheatridge	Wheatridge Renewable Energy Facility

PART I

ITEM 1.     BUSINESS.

General

Portland General Electric Company (PGE or the Company), a vertically-integrated electric utility with corporate headquarters located in Portland, Oregon, is engaged in the generation, wholesale purchase, transmission, distribution, and retail sale of electricity in the state of Oregon. The Company operates as a cost-based, regulated electric utility with revenue requirements and customer prices determined based on the forecasted cost to serve retail customers and a reasonable rate of return as determined by the Public Utility Commission of Oregon (OPUC). PGE meets its retail load requirement with both Company-owned generation and power purchased in the wholesale market. The Company participates in the wholesale market through the purchase and sale of electricity and natural gas in an effort to obtain reasonably-priced power to serve its retail customers. PGE is committed to developing products and service offerings for the benefit of retail and wholesale customers. PGE, incorporated in 1930, is publicly-owned, with its common stock listed on the New York Stock Exchange (NYSE). The Company operates as a single business segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. The Company owns unregulated, non-utility real estate comprised primarily of PGE’s corporate headquarters.

PGE’s state-approved service area allocation of four thousand square miles is located entirely within Oregon and includes 51 incorporated cities. During 2021, the Company added nine thousand customers, and as of December 31, 2021, served a total of 917 thousand retail customers.

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

Regulation

Federal and state of Oregon (State) regulation each have a significant influence on how PGE’s business operates. In addition to the agencies and activities discussed below, the Company is subject to regulation by certain environmental agencies, as described in the Environmental Matters section in this Item 1.

Federal Regulation

Several federal agencies, including the Federal Energy Regulatory Commission (FERC), the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA), and the Nuclear Regulatory Commission (NRC), have regulatory authority over certain of PGE’s operations and activities, as described in the discussion that follows.

PGE is a “licensee,” a “public utility,” and a “user, owner, and operator of the bulk power system,” as those terms are defined in the Federal Power Act (FPA). As such, the Company is subject to regulation by the FERC in matters related to wholesale energy activities, transmission services, reliability and cybersecurity standards, natural gas pipelines, hydroelectric projects, accounting policies and practices, short-term debt issuances, and certain other matters.

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

Natural Gas Pipelines—The FERC has authority in matters related to the construction, operation, extension, enlargement, safety, and abandonment of jurisdictional interstate natural gas pipeline facilities, as well as transportation rates and accounting for interstate natural gas commerce. PGE is subject to such authority as the Company has a 79.5% ownership interest in the Kelso-Beaver (KB) Pipeline, a 17-mile, 20-inch diameter, interstate pipeline that provides natural gas to Port Westward Unit 1 (PW1), Port Westward Unit 2 (PW2), and Beaver, the Company’s natural gas-fired generating plants located near Clatskanie, Oregon, and to the North Mist storage facility (owned and operated by a local natural gas distribution company). As the operator of record of the KB Pipeline, PGE is subject to the requirements and regulations enacted under the Pipeline Safety Laws administered by the PHMSA, which include safety and operator qualification standards in addition to public awareness requirements.

Hydroelectric Licensing—As required under the FPA, PGE holds FERC licenses for all Company-owned and operated hydroelectric generating plants. The FERC license process includes an extensive public review process that involves the consideration of numerous natural resource issues and environmental conditions. For additional information, see the Environmental Matters section in this Item 1. and the Generating Facilities section in Item 2.—“Properties.”

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

Short-term Debt—Pursuant to applicable provisions of the FPA and FERC regulations, regulated public utilities are required to obtain FERC approval to issue certain securities. For additional information on the Company’s Short-term Debt, see “Short-term Debt” in the Debt and Equity section of Liquidity and Capital Resources in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
•Renewable Energy. The State has a Renewable Portfolio Standard (RPS) that requires PGE to serve a portion of its retail load with renewable resources. In conjunction with the RPS, the State established a Renewable Adjustment Clause (RAC) mechanism that allows for the recovery in retail customer prices, outside of a general rate case, of prudently incurred costs to comply with the RPS.
◦In 2016, the State also passed a law referred to as the Oregon Clean Electricity and Coal Transition Plan (SB 1547), which, among its provisions, increased the RPS percentages in certain future years and required the elimination of coal from Oregon utility customers’ energy supply. For further information on SB 1547, see “RPS Standards and Other Laws” in the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
◦During 2021, the State legislature passed House Bill (HB) 2021, which establishes clean energy targets and sets out a framework for PGE and other investor-owned utilities and electric service suppliers in the state. The targets are an 80% reduction in greenhouse gas (GHG) emissions by 2030, 90% by 2035, and 100% by 2040 and every year thereafter. For further information on HB 2021 and the baseline to which the target reductions apply, see “House Bill 2021” in the Environmental Laws and Regulations portion of the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Customers and Revenues

PGE generates revenue primarily through the sale and delivery of electricity to retail customers located exclusively in Oregon. In addition, the Company distributes power to commercial and industrial customers that choose to purchase their energy from an Electricity Service Supplier (ESS). Although the Company includes such Direct Access customers in its customer counts and energy delivered to such customers in its total retail energy deliveries, retail revenues include only delivery charges and applicable transition adjustments for these Direct Access customers. The Company conducts retail electric operations within its service territory and competes with ESSs to supply certain commercial and industrial customer energy needs. In addition, PGE competes with the local natural gas distribution company for the energy needs of residential and commercial space heating, water heating, and appliances. Energy efficiency, conservation measures, and the advancement of distributed generation and storage resources also have an influence on customer demand.

Retail Revenues

Retail customers are classified as residential, commercial, or industrial, with no single customer representing more than 8% of PGE’s total retail revenues or 13% of total retail deliveries.

PGE’s Retail revenues, retail energy deliveries, and average number of retail customers consist of the following:

	Years Ended December 31,
	2021		2020		2019
Retail revenues (1) (dollars in millions):
Residential	$1,118	54%	$1,030	53%	$981	52%
Commercial	708	34	634	33	654	35
Industrial	279	13	246	13	222	12
Subtotal	2,105	101	1,910	99	1,857	99
Alternative revenue programs, net of amortization	(29)	(1)	(6)	—	2	—
Other accrued revenues, net (2)	2	—	28	1	22	1
Total retail revenues	$2,078	100%	$1,932	100%	$1,881	100%
Retail energy deliveries (3) (MWh in thousands):
Residential	7,978	39%	7,756	40%	7,471	38%
Commercial	7,193	35	6,855	35	7,318	38
Industrial	5,361	26	4,932	25	4,671	24
Total retail energy deliveries	20,532	100%	19,543	100%	19,460	100%
Average number of retail customers:
Residential	800,372	88%	791,119	88%	779,673	88%
Commercial	111,569	12	110,851	12	110,084	12
Industrial	268	—	267	—	262	—
Total	912,209	100%	902,237	100%	890,019	100%

(1)Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.
(2)Amounts for the years ended December 31, 2020 and 2019 are primarily comprised of $24 million and $23 million, respectively, of amortization, including interest, related to the $45 million deferral recorded in 2018 for the net tax benefits due to the change in corporate tax rate under the United States Tax Cuts and Jobs Act of 2017 (TCJA).

(3)Includes both energy sold to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy from ESSs.

The following table presents additional averages for retail customers. Certain supplemental tariff collections are excluded from revenues as they are not considered a part of the Company’s base retail prices for these calculations.

	Years Ended December 31,
	2021		2020		2019
Residential
Revenue per customer (in dollars):	$1,320		$1,226		$1,177
Usage per customer (in kilowatt hours):	9,968		9,804		9,582
Revenue per kilowatt hour (in cents):	13.24	¢	12.50	¢	12.28	¢
Commercial
Revenue per customer (in dollars):	$6,303		$5,684		$5,901
Usage per customer (in kilowatt hours):	64,478		61,837		66,481
Revenue per kilowatt hour (in cents):	9.78	¢	9.19	¢	8.88	¢
Industrial
Revenue per customer (in dollars):	$1,044,314		$921,540		$847,079
Usage per customer (in kilowatt hours):	20,002,246		18,472,161		17,827,115
Revenue per kilowatt hour (in cents):	5.22	¢	4.99	¢	4.75	¢

For additional information, see the Results of Operations section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to standard cost of service pricing, the Company offers different pricing options including a daily market price option, various time-of-use options, and several renewable energy options. For additional information on customer options, see “Customer Choice Programs” within this Customers and Revenues section of this Item 1.

Residential customers include single family housing, multiple family housing (such as apartments, duplexes, and town homes), mobile homes, and small farms. Residential demand is sensitive to the effects of weather, with demand historically highest during the winter heating season. Increased use of air conditioning in PGE’s service territory has caused the summer peaks to increase over time, while the historical winter peak has not increased in over 20 years. In recent years, summer peaks have exceeded winter peaks and long-term load forecasts expect that trend to continue. Economic conditions can also affect residential demand as job growth and population growth in PGE’s service territory have led to increased customer growth rates. The COVID-19 pandemic has introduced additional behavioral patterns as residential customers spend more time at home. Residential demand is also impacted by energy efficiency measures; however, the Company’s decoupling mechanism is intended to mitigate the financial effects of such measures. For further information regarding the decoupling mechanism, see “General Rate Case” in the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commercial customers consist of non-residential customers who accept energy deliveries at voltages equivalent to those delivered to residential customers. This customer class includes most businesses, small industrial companies, and public street and highway lighting accounts. The Company’s commercial customer demand is somewhat less susceptible to weather conditions than residential customer demand. Economic conditions and fluctuations in total employment in the region can also lead to changes in energy demand from commercial customers. Energy efficiency measures also impact commercial demand, although the Company’s decoupling mechanism partially mitigates the financial effects of such measures. For further information regarding the decoupling mechanism, see “General Rate Case” in the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Industrial customers consist of non-residential customers who accept delivery at higher voltages than commercial customers, with pricing based on the amount of electricity delivered under the applicable tariff. Demand from industrial customers is primarily driven by economic conditions, with weather having little impact on this customer class.

Customer Choice Programs—Under cost of service pricing, residential and small commercial customers may select portfolio options from PGE that include time-of-use and renewable resource pricing.

Pricing options other than cost of service are available to certain commercial and industrial customers for a one-year period, including daily market index-based pricing under which the Company provides the electricity, and Direct Access, whereby customers purchase electricity directly from an ESS.

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

In 2020, the OPUC issued an order that required PGE to begin offering enrollment in the New Large Load Direct Access program, which is capped at 119 MWa, for unplanned, large, new loads and large load growth at existing sites, to eligible customers.

For further information regarding Direct Access deliveries, see “Customers and Demand” in the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PGE’s customers are committed to purchasing clean energy, as over 235 thousand residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100 percent clean and renewable electricity by 2035 and 100 percent economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area have set, or are considering, similar goals.

In response, the Company implemented a new customer service option, the Green Future Impact Program, which allows for 100 MW of PGE-provided power purchase agreements for renewable resources and up to 200 MW of customer-provided renewable resources. Approved by the OPUC in 2019, the program provides business customers access to bundled renewable attributes from those resources. On March 29, 2021, the OPUC issued an order that expanded the program by 200 MW and provided for the possibility of PGE ownership of the underlying renewable resources under certain conditions. Through this voluntary program, the Company seeks to align sustainability goals, cost and risk management, and reliable integrated power while providing customer choice and a cleaner energy system. In December 2021, the OPUC issued an order, which approved a petition to increase capacity under the customer-provided renewable resources by 250 MW, which would bring the total available capacity under the program to 750 MW. For more information on the Company’s power purchase agreements that currently serve the Green Future Impact Program, see “Green Future Impact Program” within Purchased Power in the Power Supply section of this Item 1.

Wholesale Revenues

PGE participates in the wholesale electricity marketplace in order to balance its supply of power to meet the needs of its retail customers. Interconnected transmission systems in the western United States serve utilities with diverse load requirements and allow the Company to purchase and sell electricity, largely through bi-lateral agreements, within the region to serve retail demand, depending upon the relative price and availability of power, hydro and wind conditions, and daily and seasonal retail demand. PGE also participates in the California Independent System Operator’s western Energy Imbalance Market (western EIM), which allows for load balancing with other western

EIM participants in five-minute intervals. Wholesale revenues represented 11% of total revenues in 2021 and 8% in both 2020 and 2019.

Other Operating Revenues

Other operating revenues consist primarily of gains and losses on the sale of natural gas volumes purchased that exceeded what was needed to fuel the Company’s generating facilities, as well as revenues from transmission services, excess transmission capacity resales, pole attachment rentals, and other electric services provided to customers. Other operating revenues represented 3% of total revenues in 2021, 2% in 2020, and 3% in 2019.

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

The following table presents the heating and cooling degree-days for the most recent three-year period, along with 15-year averages for the most recent year provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-Days	Cooling Degree-Days
2021	3,828	838
2020	3,836	600
2019	4,165	564
15-year average	4,120	550

In June 2021, PGE set a new all-time high net system load peak of 4,447 megawatts (MW), surpassing the previous all-time peak that occurred in December 1998 by over 9%. The Company’s previous summer peak of 3,976 MW occurred in August 2017. The following table presents PGE’s average winter (defined as January, February, and December) and summer (defined as June through September) loads for the periods presented, along with the corresponding peak load (in MWs) and month in which such peak occurred. As the table below illustrates, although the average winter loads continue to run higher than average summer loads, the Company continues to experience its highest annual peak loads during the summer months:

	Winter Loads			Summer Loads
	Average	Peak	Month	Average	Peak	Month
2021	2,657	3,619	December	2,487	4,447	June
2020	2,566	3,367	December	2,289	3,771	July
2019	2,609	3,422	February	2,263	3,765	June

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

Power Supply

PGE utilizes its generating resources, as well as wholesale power purchases from third parties to meet the needs of its retail customers. The volume of electricity the Company generates is dependent upon, among other factors, the capacity and availability of its generating resources and the price and availability of wholesale power and natural gas. As part of its power supply operations, the Company enters into short- and long-term power and fuel purchase and sale agreements. PGE executes economic dispatch decisions concerning its own generation and participates in the wholesale market in an effort to obtain reasonably-priced power for its retail customers, manage risk, and administer its long-term wholesale contracts. The Company also performs portfolio management and wholesale market sales services for third parties in the region. The Company also encourages energy efficiency measures to help meet its energy requirements and promotes the use of various demand side management products to reduce load during peak time usage.

PGE’s resource and contracted capacity (in MW) was as follows:

	As of December 31,
	2021		2020
	Capacity	%	Capacity	%
Generation:
Thermal (1):
Natural gas	1,842	35%	1,831	34%
Coal	296	5	296	6
Total thermal	2,138	40	2,127	40
Wind (2)	817	16	817	16
Hydro (3)	495	9	495	9
Total generation	3,450	65	3,439	65
Purchased power:
Long-term contracts:
Hydro (3)	803	15	512	10
PURPA qualifying facilities (4)	298	6	279	5
Dispatchable standby generation	130	2	123	2
Capacity	100	2	100	2
Wind (2)	300	6	300	6
Solar	7	—	7	—
Biomass	10	—	10	—
Total long-term contracts	1,648	31	1,331	25
Short-term contracts	216	4	538	10
Total purchased power	1,864	35	1,869	35
Total resource capacity	5,314	100%	5,308	100%

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
(4)Capacity represents contracted capacity for power purchase agreements (PPAs) under the Public Utility Regulatory Policies Act of 1978 (PURPA).
For information regarding actual generating output and purchases for the years ended December 31, 2021 and 2020, see the Results of Operations section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company operated, and continues to have a 90% ownership interest in the Boardman coal-fired generating plant (Boardman), which ceased coal-fired operations during the fourth quarter of 2020. The Company has begun decommissioning the facility. The Company also has a 20% ownership interest in the Colstrip Units 3 and 4 coal-fired generating plant (Colstrip), which is located in Colstrip, Montana and operated by a third party. For additional information on Colstrip as it relates to environmental laws and regulations in the state of Oregon, see “RPS Standards and Other Laws” in the Overview section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 19, Contingencies, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Wind     PGE owns and operates two wind farms, Biglow Canyon Wind Farm (Biglow Canyon) and Tucannon River Wind Farm (Tucannon River). Biglow Canyon, located in Sherman County, Oregon, consists of 217 turbines with a total nameplate capacity of 450 MW. Tucannon River, located in southeastern Washington, consists of 116 turbines with a total nameplate capacity of 267 MW. During 2020, the wind component of the Wheatridge Renewable Energy Facility (Wheatridge), located in Morrow County, Oregon, was placed into service. Although PGE does not operate Wheatridge, it now owns 40 turbines with a total nameplate capacity of 100 MW and purchases the output of the remaining turbines, with a capacity of 200 MWs through power purchase agreements. For additional information on Wheatridge, see “The Resource Planning Process” in the Overview section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Hydro    The Company’s FERC-licensed hydroelectric projects consist of Pelton/Round Butte on the Deschutes River near Madras, Oregon (discussed below), four plants on the Clackamas River, and one on the Willamette River.

As of December 31, 2021, PGE had a 66.67% ownership interest in the 455 MW Pelton/Round Butte hydroelectric project on the Deschutes River, with the remaining interest held by the Confederated Tribes of the Warm Springs Reservation of Oregon (CTWS). A 50-year joint license for the project, which is operated by PGE, was issued by the FERC in 2005. The CTWS had an option to purchase an additional undivided 16.66% ownership interest in Pelton/Round Butte in 2021, and closed on the purchase of this incremental undivided ownership interest on January 1, 2022. As a result, PGE’s ownership interest in the project is now 50.01%. CTWS has a second option in 2036 to purchase an undivided 0.02% interest in Pelton/Round Butte. If the second option is exercised, CTWS’s ownership percentage would exceed 50%. PGE purchases 100% of the CTWS’s share of the project output. For more information see “CTWS” within Purchased Power in the Power Supply section of this Item 1.

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

PGE owns 79.5%, and is the operator of record, of the KB Pipeline, which directly connects PW1, PW2, and Beaver to the Northwest Pipeline, an interstate natural gas pipeline operating between British Columbia and New Mexico. Currently, PGE transports natural gas on the KB Pipeline for its own use under a firm transportation service agreement, with capacity offered to others on an interruptible basis to the extent not utilized by the Company. PGE has access to 111,805 Dth per day of firm natural gas transportation capacity on the Northwest Pipeline to serve the three plants.

PGE has access to 4.1 billion cubic feet of natural gas storage in Mist, Oregon from which it can draw when economic factors favor its use or in the event that natural gas supplies are interrupted. The storage facility, owned and operated by NW Natural, may be utilized to provide fuel to PW1, PW2, and Beaver.

To serve Coyote Springs and Carty, PGE has access to 120,000 Dth per day of firm natural gas transportation capacity on three pipeline systems accessing gas fields in Alberta, Canada.

Coal     The Colstrip co-owners obtain coal to fuel the plant via conveyor belt from a mine that lies adjacent to the facility and is the sole source of coal supply for the plant. The coal supply contract with the owner of the mine is scheduled to expire at the end of 2025. The terms of the contract and the quality of coal are expected to allow the facility to operate within required emissions limits.

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
The Company’s major power purchase contracts consist of the following (also see the preceding table which summarizes the average resource capabilities related to these contracts):

Hydro—During 2021, the Company had the following agreements:
•Public Utility Districts—PGE has long-term power purchase contracts with certain public utility districts (PUDs) in the state of Washington for a portion of the output of two hydroelectric projects on the mid-Columbia River. Although the projects currently provide PGE a total of 404 MW of capacity through contracts as shown below, actual energy received is dependent upon river flows and capacity amounts may decline over time:

◦165 MW of capacity with Grant County PUD that expires in 2052;

◦139 MW of capacity with Douglas County PUD that expires in 2028; and
◦100 MW of capacity with Douglas County PUD that expires in 2025.

•CTWS—PGE has a long-term agreement under which the Company purchases CTWS’ interest in the output of the Pelton/Round Butte hydroelectric project. Although the agreement provides approximately 162 MW of net capacity, actual energy received is dependent upon river flows. The term of the agreement coincides with the term of the FERC license for this project, which expires in 2055. Under a separate PPA executed in 2014, PGE pays fixed capacity and energy charges to CTWS for 100% of its share of the project through 2024. On June 30, 2021 the CTWS notified PGE of their intent to exercise their option to purchase an additional undivided 16.66% ownership interest in Pelton/Round Butte and closed on the purchase on January 1, 2022. As a result of the sale, capacity from company-owned generation will decrease by approximately 76 MW, and capacity from purchased power will increase by a corresponding amount. Under the PPA, PGE will purchase 100% of the CTWS’s additional share of the project and payments under the PPA will increase proportionately. In the fourth quarter of 2021, PGE and CTWS executed an additional 16-year PPA which begins on January 1, 2025, that effectively extends the term from 2024 to 2040 and increases the capacity payments in the extension period.
•Other—The remaining capacity is primarily comprised of two additional contracts that provide for the purchase of power generated from hydroelectric projects with capacity of 236 MW in total:
◦200 MW of capacity with Bonneville Power Administration that expires in 2024; and
◦36 MW of capacity with Portland Hydro that expires in 2032

PURPA qualifying facilities—PGE is required to purchase power from PURPA qualifying facilities (QFs), as mandated by federal law. QFs are generating facilities that fall within the following two categories: i) qualifying generation facilities with a capacity of 80 MW or less and whose primary energy source is renewable (hydro, wind, solar, biomass, waste, or geothermal); or ii) qualifying cogeneration facilities that sequentially produce electricity and another form of useful thermal energy (e.g., heat, steam) in a way that is more efficient than the separate production of each form of energy. As of December 31, 2021, PGE had contracts with 67 on-line QFs, providing a total of 298 MW of capacity. As of December 31, 2021, PGE has nine contracts with QFs representing 70 MW of capacity that are not yet operational, of which one of the QF PPAs is in default because the QF has failed to complete construction and become operational by the date required by the PPA. The PPAs provide that the QF has one year to cure its default. If the QF has failed to cure, PGE is permitted to immediately terminate the QF PPA upon expiration of the cure period. The term of a QF PPA generally ranges from 15 to 23 years, measured from the date of execution.

The expense and volume of purchases from QFs for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
PURPA contract expense (in millions)	$55	$43
MWh purchased under PURPA contracts (in thousands)	683	498
Average cost per MWh from PURPA contracts	$79.89	$85.31

Expenses incurred related to PURPA contracts are included in PGE’s AUT.

Dispatchable Standby Generation (DSG)—PGE has a DSG program under which the Company can start, operate, and monitor customer-owned backup generators when needed to provide NERC-required operating reserves. As of December 31, 2021, there were 60 customer-owned sites with a total DSG capacity of 130 MW. PGE continues to pursue expansion of the program with the goal of having an additional 3 to 10 MW of customer-owned DSG projects online by the end of 2022.

Capacity—PGE has one capacity contract representing up to 100 MW of seasonal capacity during the summer and winter peak periods obtained from a natural gas-fired resource, which expires in 2024.

Wind—PGE has three contracts representing 300 MW of capacity to purchase power generated from renewable wind resources that extend to 2028, 2035, and 2050. The expected energy from these wind resources will vary from the nameplate capacity due to varying wind conditions.

Solar—PGE has three contracts representing seven MW of capacity to purchase power generated from photovoltaic solar projects that extend to 2036 and 2037. The expected energy from these solar resources will vary from the nameplate capacity due to varying solar conditions. Construction on the solar and battery components of Wheatridge, which will supply the Company with an additional 50 MW and 30 MW of capacity, respectively, is ongoing and expected to be completed in early 2022. This additional solar and battery capacity is not reflected in the table above. Subsidiaries of NextEra Energy Resources, LLC own the solar and battery components, and will sell their portion of the output to PGE.

Biomass—PGE has one contract to purchase biomass energy that is set to expire in 2022.

Green Future Impact Program— PGE has two contracts representing 300 MW of capacity to purchase power generated from renewable resources to support the Green Future Impact Program:
•a 15-year contract with Avangrid Renewables representing 162 MW from a renewable energy facility in Gilliam County, Oregon that is expected to be placed in service in May 2022. This additional capacity is not reflected in the table above; and
•a 15-year contract with Avangrid Renewables representing 138 MW from a renewable solar facility in Wasco County, Oregon that is expected to be placed in service in December 2022. This additional capacity is not reflected in the table above.

For additional information on the Green Future Impact Program, see “Customer Choice Programs” within the Customers and Revenues section of this Item 1.

Short-term contracts—These contracts are for delivery periods of one month up to one year in length. They are entered into with various counterparties to provide additional firm energy to help meet the Company’s load requirements.

PGE also utilizes spot purchases of power in the open market to secure the energy required to serve its retail customers. Such purchases are made under contracts that range in duration from 15 minutes to less than one month. PGE is a market participant in the western EIM, which allows certain of the Company’s generating plants to receive automated dispatch signals from the California Independent System Operator (CAISO) for load balancing with other western EIM participants in five-minute intervals.

For additional information regarding PGE’s power purchase contracts, see Note 16, Commitments and Guarantees and Note 17, Leases, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Future Energy Resource Strategy

PGE’s Integrated Resource Plan (IRP) outlines the Company’s plan to meet future customer demand and describes PGE’s future energy supply strategy. For a detailed discussion of the IRPs, see “The Resource Planning Process” within the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Transmission and Distribution

Transmission systems deliver energy from generating facilities to distribution systems for final delivery to customers. PGE schedules energy deliveries over its transmission system in accordance with FERC requirements and operates one BAA in its service territory. In 2021, PGE delivered approximately 26 million megawatt hours (MWh) through 1,274 circuit miles of transmission lines operating at or above 115 kilovolts (kV).

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

Air Quality

Clean Air Act—PGE’s operations, primarily its thermal generating plants, are subject to regulation under the federal Clean Air Act (CAA), which addresses particulate matter, hazardous air pollutants, and GHG emissions, among other things. Oregon and Montana, the states in which PGE’s thermal facilities are located, also implement and administer certain portions of the CAA and have set standards that are at least as stringent as federal standards. PGE manages its air emissions at its thermal generating plants by the use of low sulfur fuel, emissions and combustion controls and monitoring, and sulfur dioxide allowances awarded under the CAA.

Climate Change—In 2015, the United States Environmental Protection Agency (EPA) released the Clean Power Plan (CPP), under which each state would have to reduce carbon dioxide emissions from its power sector on a state-wide basis. In 2016, the United States Supreme Court halted implementation and enforcement of the CPP.

In 2018, the EPA proposed the Affordable Clean Energy (ACE) rule, to repeal and replace the CPP and, in 2019, finalized the ACE rule, which established guidelines for states to develop plans to address GHG emissions from existing coal-fired plants, such as Colstrip in the case of PGE. With the finalization of the ACE rule, the CPP was repealed. However, on January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE rule and remanded it, in full, back to the EPA. Notwithstanding objections from the Biden administration that the EPA intended to issue a new rule that takes recent changes in the electricity sector into account, on October 29, 2021, the U.S. Supreme Court agreed to hear an appeal of the D.C. Circuit decision. Oral argument in the case is scheduled for February 28, 2022 with a decision expected during the summer of 2022.

PGE will assess the Supreme Court’s decision, as well as the EPA’s response, for impacts on Colstrip and the Company’s existing natural gas fleet.

Any laws that would impose taxes or mandatory reductions in GHG emissions may have a material impact on PGE’s operations, as the Company utilizes fossil fuels in its own power generation and other companies use such fuels to generate power that PGE purchases in the wholesale market. If incremental costs were incurred as a result of changes in the regulations regarding GHG emissions, the Company would seek recovery in customer prices.

For more information regarding GHG emissions and related environmental regulation, including Oregon’s RPS and the Company’s goals in this area, see “Renewable Energy” in the Regulation section of this Item 1. and “Company Strategy” in the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Water Quality

The federal Clean Water Act requires that any federal license or permit to conduct an activity that may result in a discharge to waters of the United States must first receive a water quality certification or permit from the state in which the activity will occur. In Oregon, Montana, and Washington, the Departments of Environmental Quality and Department of Ecology are responsible for reviewing proposed projects under such requirements to ensure that federally approved activities will meet water quality standards and policies established by the respective state. PGE has obtained permits or certificates of compliance for its hydroelectric operations under the FERC licenses and continues to monitor and update equipment to meet federal and state standards.

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

Avian Protection—Various statutes, including the Migratory Bird Treaty Act and Bald and Golden Eagle Protection Act, contain provisions for civil, criminal, and administrative penalties resulting from the unauthorized take of migratory birds and eagles. Because PGE operates facilities that can pose risks to a variety of such birds, the Company developed an Avian Protection Plan to help address and reduce risks to bird species that may be affected by Company operations. PGE has implemented such a plan for its transmission, distribution, and thermal generation facilities and additional, specific plans for its wind generation facilities.

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

Employees and Collective Bargaining Agreements—PGE had 2,839 employees in its workforce as of December 31, 2021, with 678 employees covered under one of two separate agreements with Local Union No. 125 of the International Brotherhood of Electrical Workers (IBEW). The agreements cover 614 and 64 employees and expire March 2022 and August 2022, respectively. The partnership with IBEW is key to a holistic labor relations approach. In addition, PGE utilizes independent contractors and temporary personnel to supplement its workforce.

Competitive Pay and Benefits—PGE is committed to pay equity among its employees and offers a wide range of market-competitive benefits, including comprehensive health and welfare benefits and a 401(k) retirement plan, designed to support the physical, mental, and financial well-being of its employees. PGE also has an Employee Assistance Program that provides free and confidential wellness counseling to eligible employees and their families.

Talent Development—PGE provides a variety of training and development programs for employees, as well as tuition reimbursement for job-related coursework. PGE offers a mentorship program for all regular, non-represented PGE employees to help support their growth and development. The PGE Board of Directors oversees executive talent development with the assistance of the Nominating, Governance, and Sustainability Committee and the Compensation and Human Resources Committee in an effort to maximize the pool of internal candidates. At least annually, the Board conducts reviews of succession plans for senior management, which includes a review of the qualifications and development plans of potential internal candidates and diversity of the succession pipeline. The Compensation and Human Resources Committee regularly conducts more in-depth reviews of development plans for promising management talent. PGE conducts employee engagement surveys periodically to give employees the opportunity to share their perspectives and provide feedback. Survey results are shared with PGE management so that managers can take action towards improving the employee experience.

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

Diversity, Equity, and Inclusion—PGE promotes an inclusive workforce through pay equity practices, racial equity training, and development opportunities for women and people of color to advance into management. Black, Indigenous, and People of Color comprise over 25% of its employees and nearly 23% of management. One third of its employees and over 34% of its management, including its CEO, are female. PGE also promotes diversity and economic development through its suppliers. The Company’s supplier diversity program ensures opportunity in all competitive bid events for qualified minority-owned, women-owned, disabled veteran-owned, and emerging small business suppliers.

COVID-19—Since the beginning of the COVID-19 pandemic, PGE has taken steps to protect employees by making changes to work schedules, work locations, cleaning practices, work protocols, and information services—including encouraging employees to take advantage of its comprehensive health, wellness, family, and leave programs. The Company continues to prioritize the health and safety of its employees and be informed by federal, state and local officials to align its efforts with current information.

Information about Our Executive Officers

The following are PGE’s current executive officers:

Name	Age	Current Position and Previous Experience	Year Appointed Officer

James A. Ajello	68	Senior Vice President, Finance, Chief Financial Officer and Treasurer (January 2021 to present), Senior Advisor (November 2020 to December 2020), Executive Vice President and Chief Financial Officer at Hawaiian Electric Industries (January 2009 to April 2017 - retired), Senior Vice President, Business Development at Reliant Energy (January 2000 to January 2009), Managing Director, UBS Securities (January 1984 to August 1998).	2021
Larry N. Bekkedahl	60	Senior Vice President, Advanced Energy Delivery (July 2021 to present), Vice President, Grid Architecture, Integration and Systems Operations (January 2019 to July 2021), Vice President Transmission and Distribution (August 2014 to January 2019). Senior Vice President of Transmission Services at BPA (June 2012 to August 2014), Vice President of Engineering and Technical Services at BPA (2008 to June 2012).	2014
Bradley Y. Jenkins	58	Vice President, Utility Operations (January 2019 to present), Vice President, Generation and Power Operations (October 2017 to January 2019), Vice President, Power Supply Generation (September 2015 to October 2017), General Manager, Diversified Plant Operations, (November 2013 to August 2015), Plant General Manager, Boardman (September 2012 to November 2013), Operations Manager, Boardman (March 2012 to September 2012).	2015
Lisa A. Kaner	61	Vice President, General Counsel and Corporate Compliance Officer (July 2017 to present), trial attorney and shareholder at Markowitz Herbold PC (1994 to June 2017).	2017
John T. Kochavatr	48	Vice President, Information Technology and Chief Information Officer (February 2018 to present). Senior Vice President and Chief Information Officer at SUEZ Water Technologies & Solutions (formerly General Electric Water and Process Technologies) (October 2017 to January 2018), Chief Information Officer and Chief Digital Officer at General Electric Water and Process Technologies (November 2012 to September 2017).	2018

John C. McFarland	41	Vice President, Chief Customer Officer (April 2019 to present). Director, Global Digital Experience at General Motors (February 2016 to March 2019), Chief Marketing Officer at OnStar (a subsidiary of General Motors, October 2012 to January 2016), Senior Manager of Strategy at General Motors (September 2010 to September 2012), Brand Management and Finance at Procter & Gamble (August 2002 to August 2010).	2019
Anne F. Mersereau	59	Vice President, Human Resources, Diversity, Equity and Inclusion (January 2016 to present), Employee Services Manager (January 2014 to January 2016), Change Management Consultant (January 2012 to January 2014), Human Resources Business Partner (July 2009 to December 2011).	2016
Maria M. Pope	56	President (October 2017 to present) and Chief Executive Officer (January 2018 to present), Senior Vice President, Power Supply, Operations and Resource Strategy (March 2013 to December 2017), Senior Vice President, Finance, Chief Financial Officer and Treasurer (January 2009 to February 2013). Board director (January 2006 to December 2008). Vice President and Chief Financial Officer for Mentor Graphics Corporation (July 2007 to December 2008).	2009
W. David Robertson	54	Vice President, Public Affairs (August 2009 to present), Director of Government Affairs (June 2004 to August 2009). Director of Government Relations - West for PG&E National Energy Group (June 1998 to June 2004). Senior Associate for Robertson, Grosswiler & Co. (November 1996 to June 1998). Field Representative and Legislative Assistant for U.S. Sen. Mark O. Hatfield (January 1990 to November 1996).	2009
Brett M. Sims	53	Vice President, Strategy, Regulation and Energy Supply (October 2020 to present), Senior Director of Strategy, Commercial and Regulatory Affairs (September 2017 to October 2020), Director of Origination, Structuring & Resource Strategy (May 2001 to September 2017).	2020

ITEM 1A.     RISK FACTORS.

When evaluating PGE and any investment in its securities, investors should consider carefully the following risk factors and all other information contained in this Annual Report on Form 10-K. These risk factors could have a material impact on PGE’s business, financial condition, results of operations, or cash flows, or that materially adversely affect PGE’s actual results and cause such results to differ materially from those expressed in any forward-looking statements made by the Company or on its behalf. PGE may also be harmed by risk and uncertainties not currently known to the Company or that are currently deemed to be immaterial. If any of these risks occur, PGE’s business, financial condition, results of operations, and/or cash flows could be materially adversely affected, and the trading prices of the Company’s securities could substantially decline. These risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K and in the other documents that the Company files from time to time with the SEC.

REGULATORY, LEGAL, AND COMPLIANCE RISKS

PGE is subject to extensive regulation that affects the Company’s operations and costs.

PGE is subject to regulation by the FERC, the OPUC, and by certain federal, state, and local authorities under environmental and other laws. Such regulation significantly influences the Company’s operating environment and can have an effect on many aspects of its business. Changes to regulations are ongoing, and the Company cannot predict with certainty the future course of such changes or the ultimate affect that they might have on its business. However, changes in regulations could delay or adversely affect business planning and transactions, and substantially increase the Company’s costs.

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

In the normal course of its business, PGE is subject to various regulatory proceedings, lawsuits, claims, and other matters, which could result in adverse judgments, settlements, fines, penalties, injunctions, or other relief. Such matters include, but are not limited to, governmental policies, legislative action, and regulatory audits, investigations, and actions, including those of the FERC and OPUC with respect to allowed rates of return, financings, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs, operating expenses, deferrals, timely recovery of costs and capital investments, and current or prospective wholesale and retail competition. These matters are subject to many uncertainties, the ultimate outcome of which management cannot predict. The final resolution of certain matters in which PGE is involved could result in disallowance of operating expenses previously deferred or could require that the Company incur expenditures over an extended period of time and in a range of amounts that could have an adverse effect on its cash flows and results of operations. Similarly, the terms of resolution could require the Company to change its business practices and procedures, which could also have an adverse effect on its cash flows, financial position, or results of operations.

There are certain pending legal and regulatory proceedings that may have an adverse effect on results of operations and cash flows for future reporting periods. For additional information, see Item 3.—“Legal Proceedings,” Regulatory Matters within the “Overview” of Item 7.— “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 19, Contingencies, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Compliance with environmental laws and regulations may result in capital expenditures, increased operating costs and various liabilities, and have an adverse impact on the Company’s results of operations.

PGE is subject to various environmental laws, regulations, and other standards including, but not limited to, federal, state and local environmental statutes, rules and regulations relating to air quality, water quality and usage, soil quality, emissions of greenhouse gases, including, but not limited to, carbon dioxide, waste management, hazardous wastes, fish, avian and other wildlife mortality and habitat protection, historical artifact preservation, natural resources, health, and safety. Compliance with such laws and regulations could, among other things, prevent or delay the development of power generation and transmission and distribution facilities, restrict output of facilities, limit the use of some fuels required for power generation, require additional pollution control equipment, investment in non-emitting resources, and otherwise increase costs, and increase capital expenditures.

There are significant capital, operating and other costs associated with compliance with these laws and regulations, and violations of these laws and regulations could potentially result in significant civil fines, criminal penalties, and other sanctions. There is no assurance that the OPUC will grant PGE complete recovery of such costs, which could have a material adverse effect on the Company’s results of operations.

Future laws and regulations could mandate new or additional GHG emissions reductions that could lead to increased capital and operating costs and have an adverse impact on the Company’s results of operations.

Future legislation or regulations could result in limitations on GHG emissions from the Company’s fossil fuel-fired generation facilities. Compliance with any new or additional GHG emissions reduction requirements could require PGE to incur significant expenditures, including those related to carbon capture and sequestration technology, purchase of emission allowances and offsets, fuel switching, and the replacement of high-emitting generation facilities with non-emitting facilities.

The cost to comply with potential GHG emissions reduction requirements is subject to significant uncertainties, including those related to: i) the timing of the implementation of emissions reduction rules; ii) required levels of emissions reductions; iii) requirements with respect to the allocation of emissions allowances; iv) the maturation, regulation, and commercialization of carbon capture, sequestration, and storage technology; and v) PGE’s compliance alternatives. Although the Company cannot currently estimate the effect of future laws and regulations on its results of operations, financial condition, or cash flows, the costs of compliance with such legislation or regulations could be material. There is no assurance that the OPUC will grant PGE complete recovery of such costs, which could have a material adverse effect on the Company’s results of operations.

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

The construction of new facilities and the modifications or replacements of existing facilities, is subject to risks that could result in the disallowance of certain costs for recovery in customer prices or higher operating costs.

PGE supplements its own generation with wholesale power purchases to meet its retail load requirement. In addition, long-term increases in both the number of customers and demand for energy will require continued expansion and upgrade of PGE’s generation, transmission, and distribution systems. Construction of new facilities and modifications or replacements of existing facilities could be affected by various factors, such as unanticipated delays and cost increases including, but not limited to, supply chain disruption and cost inflation, failure of counterparties to perform under agreements, the failure to obtain, or delay in obtaining, necessary permits from state or federal agencies or tribal entities, which could result in failure to complete the projects, or the abandonment of capital projects, all of which could result in the disallowance of certain costs in the rate determination process. In addition, failure to complete construction projects according to specifications could result in reduced plant efficiency, equipment failure, and plant performance that falls below expected levels, which could increase operating costs.

ECONOMIC, FINANCIAL, AND MARKET RISKS

Economic conditions that result in reduced demand for electricity and could impair the financial stability of PGE’s customers could affect the Company’s results of operations.

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

Capital and credit market conditions could adversely affect the Company’s access to capital, cost of capital, and ability to execute its strategic plan.

Access to capital and credit markets is important to PGE’s ability to operate. The Company expects to issue debt and equity securities, as necessary, to fund its future capital requirements. Volatility of interest rates could negatively impact PGE’s cost of debt and results of operations. In addition, contractual commitments and regulatory requirements may limit the Company’s ability to delay or terminate certain projects.

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

Access to capital markets is important to PGE’s ability to operate its business and complete its capital projects. Credit rating agencies evaluate the Company’s credit ratings on a periodic basis and when certain events occur. A ratings downgrade could increase fees on PGE’s syndicated unsecured revolving credit facility, commercial paper program, and letter of credit facilities, increasing the cost of funding day-to-day working capital requirements, and could also result in higher interest rates on future long-term debt. A ratings downgrade could also restrict the Company’s access to the commercial paper market, a principal source of short-term financing, or result in higher interest costs.

In addition, if Moody’s Investors Service (Moody’s) and/or S&P Global Ratings (S&P) reduce their rating on PGE’s unsecured debt to below investment grade, the Company could be subject to requests by certain wholesale counterparties to post additional performance assurance collateral, which could have an adverse effect on the Company’s liquidity and ability to participate in the wholesale markets.

Under certain circumstances, banks participating in PGE’s syndicated unsecured revolving credit facility could decline to fund advances requested by the Company or could withdraw from participation in the credit facility.

PGE currently has a syndicated unsecured revolving credit facility with several banks for an aggregate amount of $650 million. The revolving credit facility provides a primary source of liquidity and may be used to supplement operating cash flow and as backup for commercial paper borrowings. The revolving credit facility represents commitments by the participating banks to make loans and, in certain cases, to issue letters of credit. The Company is required to make certain representations to the banks each time it requests an advance under the credit facility. However, in the event certain circumstances occur that could result in a material adverse change in the business, financial condition, or results of operations of PGE, the Company may not be able to make such representations, in which case the banks would not be required to lend. PGE is also subject to the risk that one or more of the participating banks may default on their obligation to make loans under the credit facility.

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

Rapidly changing stakeholder expectations and standards with respect to PGE’s environmental, social, and governance (ESG) programs could result in increased costs and exposure to incremental risk.

Investors, lenders, rating agencies, customers, regulators, employees, and other stakeholders are increasing their focus on evaluating companies as corporate citizens based on their ESG programs and metrics. Based on PGE’s ESG profile, investors and lenders may elect to increase their required returns on capital offered to the Company, reallocate capital, or not commit capital as a result of their assessment of the Company’s ESG profile. Such actions by investors and lenders could increase PGE’s cost of, or access to, capital and financing.

PGE is committed to the success of its ESG programs; however, if the Company fails to adapt or execute on its ESG strategies, or is perceived to have failed in addressing stakeholder ESG expectations or standards, which continue to evolve, PGE may suffer reputational damage which could have a material and adverse effect on its business, results of operations, and financial condition. Additionally, the cost of implementing and complying with such ESG programs could be material.

Actions of activist shareholders could have a negative impact on PGE’s business.

Actions of activist shareholders, which can take many forms and arise in a variety of situations, could include engaging in proxy solicitations, advancing shareholder proposals, or otherwise attempting to effect changes and assert influence on the Company’s board of directors and management. Dealing with such actions could result in substantial costs and divert management’s and the Company’s board’s attention and resources from PGE’s business and execution of its strategy.

Such shareholder activism could give rise to perceived uncertainties regarding PGE’s future, adversely affecting PGE’s business opportunities, ability to access capital markets, relationships with its customers and employees, and make it more difficult to attract and retain a qualified workforce. Any such actions could have a material adverse effect on the Company’s financial condition and results of operations and could cause significant fluctuations in the trading prices of its common stock based on market perceptions or other factors.

BUSINESS AND OPERATIONAL RISKS

The spread of COVID-19 could have a material adverse effect on PGE’s business.

The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide. Measures to control the spread of COVID-19 have affected the demand for the products and services of many businesses in PGE’s service territory and disrupted supply chains around the world. Due to COVID-19, PGE has observed an increase in past due accounts and late customer payments resulting in incremental bad debt expense that has been deferred pursuant to the OPUC’s COVID-19 deferral. PGE has also observed a change in the trend of customer demand with an increase in residential usage as customers stay at home and a decrease in commercial usage due to COVID-19 related closures or restrictions and economic conditions. Although these trends have not had a material impact on the Company to date, management believes that these trends will continue and the full scope and extent of the impacts of COVID-19 on the Company’s operations remains uncertain and depends on multiple variables. PGE continues to monitor the impacts of the COVID-19 pandemic on its workforce, liquidity, capital markets, reliability, cybersecurity, customers, and suppliers, along with overall macroeconomic conditions. Although the Company cannot predict with certainty the full extent of the COVID-19 pandemic’s impact on its business, a protracted slowdown of broad sectors of the economy, changes in demand for commodities, or significant changes in legislation or regulatory policy to address the COVID-19 pandemic could ultimately result in a significant reduction in demand for electricity in PGE’s service territory, increased late customer payments or uncollectible accounts, and the inability of the Company’s contractors, suppliers, and other business partners to fulfill their contractual obligations, any of which could have, or continue to have, a material adverse effect on the Company’s results of operations, financial condition and cash flows.

Government imposed COVID-19 vaccine mandates could have a material adverse effect on PGE’s business.

On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. government contracts to ensure that their U.S.-based employees, contractors and subcontractors, that work on or in support of U.S. government contracts, are fully vaccinated against COVID-19 as required by the executive order. The executive order includes on-site and remote U.S.-based employees, contractors, and subcontractors and provides for limited medical and religious exceptions.

In addition, on September 9, 2021, President Biden announced that he has directed Occupational Safety and Health Administration (OSHA) to develop an Emergency Temporary Standard (ETS) mandating either the full vaccination against COVID-19 or weekly testing of employees for employers with 100 or more employees. The executive order was challenged in the courts, and on January 13, 2022, the United States Supreme Court held that OSHA’s ETS exceeded its authority, and issued a stay on enforcement of the ETS mandate for large private employers. On January 25, 2022, OSHA issued an announcement it would withdraw the vaccination and testing ETS that was issued on November 5, 2021.

Although the ETS mandate was withdrawn by OSHA, it is currently not possible to predict with certainty the impact future potential mandates will have on PGE’s workforce. Additional vaccine mandates may be announced in jurisdictions in which the Company operates. PGE’s implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could materially and adversely affect the Company’s results of operations, financial condition, and cash flows.

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
The effects of unseasonable or extreme weather and other natural phenomena can adversely affect the Company’s financial condition and results of operations, and the effects of climate change could result in more intense, frequent, and extreme weather events.

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

Changes in the global and local climate could result in more intense, frequent, and extreme weather events such as ice and snowstorms, flooding, changes in regional rainfall and snowpack levels, high heat events, drought conditions, and increased risk of wildfires and can disrupt energy delivery, cause power outages, and damage the Company’s facilities and transmission and distribution system. Such events could result in a reduction in revenue and an increase in additional costs to restore service, repair facilities, purchase power and fuel to serve PGE load, and procure insurance related to such impacts. In response to more intense, frequent, and extreme weather events, PGE may need to make additional investments in generation, transmission, and distribution assets in order to enhance reliability and resiliency.

The greater size and prevalence of wildfires in Oregon in recent years could negatively affect public safety, customers’ demand for power and PGE’s ability and cost to procure adequate power and fuel supplies to serve its customers, PGE’s ability to access the wholesale energy market, PGE’s ability to operate its generating facilities and transmission and distribution systems, the Company’s costs to maintain, repair, and replace such facilities and systems, and recovery of costs. In addition, there is a risk that PGE may be unable to effectively implement a public safety power shutoff (PSPS) and de-energize its system in the event of heightened wildfire risk, which could lead to potential liability if energized systems are determined to be the cause of wildfires that result in harm.

Capital investment and operating expenses related to this risk may not be recoverable.

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

The capacity provided by the Company’s generating resources and third-party purchased power may not be sufficient to meet its customers’ energy demand requirements.

PGE meets its customers’ energy demand requirements based on capacity obtained from its generating facilities and third-party power purchase agreements. The Company continuously evaluates how much capacity it will need to meet reasonably expected demands of customers and provide reasonable reserves. PGE is also required to file Integrated Resource Plans with the OPUC that detail the Company’s plan to meet the future energy and capacity needs of its customers through a least-cost, least-risk combination of energy generation and demand reduction, while also aggressively reducing GHG emissions from the power supply. If the capacity provided by the Company’s generating facilities and purchased power is not adequate to meet customers’ energy demands, PGE may be required to purchase more power from third parties, invest in acquiring additional generating or battery storage facilities, or invest in extending the operating life of existing generating assets. Any failure to obtain adequate capacity to meet customers’ energy demand requirements could increase its costs and could negatively impact PGE’s customer satisfaction, all of which could have an adverse impact on PGE’s business and results of operations.

Natural or human-caused disasters and other risks could damage the Company’s facilities and disrupt delivery of electricity resulting in significant property loss, repair costs, and reduced customer satisfaction.

PGE has exposure to natural or human-caused disasters and other risks, including, but not limited to, earthquake, flood, ice, drought, extreme heat, lightning, wind, fire, accidents, equipment failure, acts of terrorism, computer system outages and other events. Such events could disrupt PGE operations, damage PGE facilities and systems, interrupt the delivery of electricity, increase repair and service restoration expenses, reduce revenues, cause the release of harmful materials, cause fires, and subject the Company to liability. Such events, if repeated or prolonged, can also affect customer satisfaction and the level of regulatory oversight. As a regulated utility, the Company is required to provide service to all customers within its service territory and generally has been afforded liability protection against customer claims related to service failures beyond the Company’s reasonable control.

PGE could be vulnerable to cybersecurity attacks, data security breaches, physical security breaches, acts of terrorism, or other similar events that could disrupt its operations, require significant expenditures, or result in claims against the Company.

In the normal course of business, PGE collects, processes, and retains sensitive and confidential customer and employee information, as well as proprietary business information, and operates systems that directly impact the availability of electric power and the transmission of electric power in its service territory. PGE owns and operates generation, transmission, distribution, and other facilities that are deemed as critical infrastructure and depend on certain information technology systems. There is a risk that a goal of a cyber-attack is to cause large-scale disruption to the U.S. bulk power system or PGE operations and target the Company’s computer systems, software, or networks to achieve such disruption. Despite the security measures in place, the Company’s systems, and those of third-party service providers, could be vulnerable to cybersecurity attacks, data security breaches, physical security breaches, acts of terrorism, or other similar events that could disrupt operations, cause damage to the Company’s generation, transmission, or distribution facilities, impact reliability of the transmission and distribution system, information technology systems, inhibit the capability of equipment or systems to function as designed or expected, prevent service to customers or collection of revenues, or result in the release of sensitive or confidential customer, employee, or Company information. Such events could cause a shutdown of service, expose PGE to liability, or cause reputational damage. In addition, the Company may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. A breach of certain business systems could impact PGE’s ability to initiate, authorize, process, record, and report financial information. PGE maintains insurance coverage against some, but not all, potential losses resulting from these risks. However, insurance may not be adequate to protect the Company against liability in all cases. In addition, PGE is subject to the risk that insurers will dispute or be unable to perform their obligations to the Company.

Forced outages at generating facilities and battery storage facilities, both PGE-owned or under purchased power agreements, can increase the cost of power required to serve customers because the cost of replacement power purchased in the wholesale market generally exceeds the Company’s cost of generation.

Forced outages at generating facilities and battery storage facilities, both PGE-owned or under purchased power agreements, could result in power costs greater than those included in customer prices, in addition to increased repair and maintenance costs. As indicated above, application of the Company’s PCAM could help mitigate adverse financial impacts of such outages; however, the cost sharing features of the mechanism do not provide full recovery in customer prices. Inability to recover such costs in future prices could have a negative impact on the Company’s results of operations.

Electric utility operations may pose risk to public and workers’ safety.

The operation of electric generation, transmission, and distribution infrastructure involves inherent risks, including breakdown or failure of equipment, fires involving the utility’s equipment, dam failure at company-owned hydroelectric facilities, public and worker safety, human contact with energized equipment, and operator error. A portion of the Company’s operations relies on Company-owned or third party owned natural gas transmission and distribution infrastructure and involves inherent risks, such as leaks, explosions, mechanical problems, and worker and public safety.

These risks could cause significant harm to workers and the public including loss of human life, significant damage to property, adverse impacts on the environment and impairment of PGE’s operations, all of which could result in financial losses that would have a material adverse effect on the Company’s results of operations and financial condition. PGE is also required to comply with new and changing regulatory standards involving safety compliance. The cost to comply with such requirements could be significant, and failure to meet these regulatory standards could result in substantial fines.

PGE’s risk management procedures may not prevent or mitigate material losses.

PGE has put in place risk management policies, procedures, and controls to identify, quantify, and manage risk, however, these systems, processes, tools, and controls may not prevent material losses. Risk management procedures may not always be followed as intended, may not operate as designed, or may not identify all potential risks, including, without limitation, employee misconduct. There is no assurance that PGE’s risk management procedures will be effective in preventing or mitigating losses, and could have a material adverse effect on the Company’s results of operation and financial condition.

Development of alternative technologies and changes in legislation and regulation may negatively impact the value of PGE’s facilities.
A basic premise of PGE’s business as a vertically integrated utility is the ability to produce electricity at competitive prices due to economies of scale. Furthermore, a key component of PGE’s growth is its ability to construct, own, and operate facilities. Many companies and organizations conduct research and development activities to seek improvements in alternative technologies and distributed generation. New technologies could include fuel cells and micro turbines, wind turbines, photovoltaic solar cells, distributed generation, ongoing customer energy efficiency, two-way grid enabling customer-owned generation, and advances in batteries or energy storage. It is possible that advances in such technologies, or other current technologies, will reduce the cost of alternative methods of electricity production or storage to a level that is equal to or below that of existing methods.

It is also possible that alternative generation or storage resources are mandated, subsidized, or encouraged through legislation or regulation or otherwise are economically competitive and added to the available generation supply. Competitors may not be subject to the same operating, regulatory and financial requirements that the Company is, potentially causing a substantial competitive disadvantage for PGE. Changes in public policy, such as new tax incentives that PGE cannot take advantage of or efforts to deregulate the utility industry, could provide an advantage to competitors. Such alternative resources and regulatory or legislative actions could displace higher marginal cost generating units or make PGE less competitive in constructing, owning, and operating such facilities. Such a development could limit the Company’s future growth opportunities and limit growth in demand for PGE’s electric service.

The Company's ability to compete successfully depends heavily on its ability to ensure a continued and timely introduction of new products and new services to our customers as well as exploring new ways to further improve the reliability, efficiency, and flexibility of our power supply with innovative service offerings. Our operating results may be impacted if our products and services are not responsive to our customer needs or are burdened with significant regulatory complexities.

A decrease in customer demand for electricity may negatively impact PGE’s business.

The reduction in customer demand for electricity could reduce utility revenues or negatively impact customer load growth. Reduced customer demand could be impacted by PGE’s ability to attract and retain customers, mandated energy efficiency measures, demand side management programs, potential formation of community choice aggregation programs, distributed generation resources and economic and demographic conditions, such as population changes, job and income growth, new construction, new business formation and the overall level of economic activity. Development, improvement, and adoption of technological advances could lead to declines in energy use per customer. Some or all of these factors, could impact the demand for electricity.

The decline in revenues due to decreased customer demand for electricity may increase customer prices for remaining customers, as PGE’s revenue requirement is designed to cover its fixed utility operating expenses. Increased customer prices could further reduce customer demand for electricity and strain PGE’s ability to attract and retain customers. The loss of customers, the inability to replace those customers with new customers, and the decrease in demand for electricity could negatively impact PGE’s financial condition and results of operations.

The inability to attract and retain a qualified workforce and to maintain satisfactory collective bargaining agreements without prolonged labor disruptions, may adversely affect PGE’s results of operations.

PGE’s workforce includes a diverse mix of skilled professional, managerial, and technical employees, including employees represented under collective bargaining agreements. Workforce management risks include the risk of retaining key employees, turnover due to demographic challenges as employees approach retirement age, and turnover due to macroeconomic trends such as voluntary resignation of large numbers of employees similar to that experienced by other employers and industries since the beginning of the COVID-19 pandemic. PGE also faces competition from other employers for key skills and experience within the industry or local geography. The Company also faces the risk of labor disruption due to the outcomes of labor negotiations or the possibility that employees not currently subject to collective bargaining agreements may organize.

Changes in market conditions and environmental laws and regulations could negatively impact PGE’s non-utility real estate investments.

PGE owns, through a wholly owned subsidiary, its corporate headquarters building located in Portland, Oregon. A significant change in real estate values could adversely affect PGE’s results of operations.

PGE also owns unregulated properties that are currently or previously leased to third parties and located adjacent to PGE’s T.W. Sullivan hydro generating facility. PGE has recorded a non-utility asset retirement obligation (ARO) for this site related to assets that are no longer in service. Significant changes in estimates for this non-utility ARO due to changes in environmental laws or regulations could adversely affect PGE’s results of operations.

PGE’s business activities are concentrated in one region and future performance may be affected by events and factors unique to Oregon or the region.

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

Generating Facilities

The following are generating facilities owned by PGE as of December 31, 2021 (in MW):

Facility	Location	Net Capacity (1)
Wholly-owned:
Natural Gas or Oil:
Beaver	Clatskanie, Oregon	510
Carty	Boardman, Oregon	438
Port Westward Unit 1 (PW1)	Clatskanie, Oregon	411
Coyote Springs	Boardman, Oregon	258
Port Westward Unit 2 (PW2)	Clatskanie, Oregon	225
Wind:
Biglow Canyon	Sherman County, Oregon	450
Tucannon River	Columbia County, Washington	267
Wheatridge	Morrow County, Oregon	100
Hydro:
North Fork	Clackamas River	58
Faraday	Clackamas River	46
Oak Grove	Clackamas River	45
River Mill	Clackamas River	25
T.W. Sullivan	Willamette River	18
Jointly-owned (2):
Coal:
Colstrip (3)	Colstrip, Montana	296
Hydro:
Round Butte (4)	Deschutes River	230
Pelton (4)	Deschutes River	73
Net capacity		3,450

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
(3)PGE has a 20% ownership interest in the facility, which is operated by Talen Montana, LLC. The Company operated, and continues to have a 90% ownership interest in Boardman, which ceased coal-fired operations during the fourth quarter of 2020. For additional information on Colstrip as it relates to environmental laws and regulations in the state of Oregon, see “RPS Standards and Other Laws” in the Overview section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(4)PGE operates Pelton and Round Butte and has a 66.67% ownership interest as of December 31, 2021. Effective January 1, 2022, PGE sold 16.66% interest to the party who holds the remaining ownership interest, resulting in PGE’s 50.01% ownership interest. For additional information on this sale of ownership interest in Pelton/Round Butte, see Note 20, Subsequent Events in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

PGE’s hydroelectric projects are operated pursuant to FERC licenses issued under the FPA. The licenses for the hydroelectric projects on the three different rivers expire as follows: Clackamas River, 2055; Willamette River, 2035; and Deschutes River, 2055.

Transmission and Distribution

PGE owns or has contractual rights associated with transmission lines that deliver electricity from its generation facilities to its distribution system in its service territory and also to the Western Interconnection. As of

December 31, 2021, PGE-owned electric transmission system consisted of 1,274 circuit miles as follows: 287 circuit miles of 500 kV line; 415 circuit miles of 230 kV line; and 572 miles of 115 kV line. The Company also has 28,206 circuit miles of distribution lines that deliver electricity to its customers. The Company also has an ownership interest in, and capacity on, the following:
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

In addition, the Company has contractual rights to the following transmission capacity:
•3,995 MW of firm BPA transmission on BPA’s system to PGE’s service territory in Oregon; and
•150 MW of firm BPA transmission from the Mid-Columbia projects in Washington to the northern end of the Pacific Northwest AC Intertie, near John Day, Oregon, 5 MW to Tucannon River, and 5 MW to Biglow Canyon.

Non-utility Real Estate

PGE owns, through a wholly owned subsidiary, its corporate headquarters building located in Portland, Oregon. As of December 31, 2021, the non-utility property, plant, and equipment balance, net of accumulated depreciation was $71 million, recorded in Other noncurrent assets on the Company’s consolidated balance sheets in Item 8.— “Financial Statements and Supplementary Data.”

PGE also owns unregulated properties that are currently or previously leased to third parties and located adjacent to PGE’s T.W. Sullivan hydro generating facility. PGE has recorded a non-utility ARO related to this site. For more information regarding the Company’s AROs, see “Asset Retirement Obligations” within the “Critical Accounting Policies and Estimates” section of Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements in Item 8.— “Financial Statements and Supplementary Data.”

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PGE’s common stock is traded on the NYSE under the ticker symbol “POR”. As of February 7, 2022, there were 624 holders of record of PGE’s common stock.

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

For information with respect to securities authorized for issuance under equity compensation plans, see Note 13, Equity-based Plans and Note 14, Stock-Based Compensation in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Share repurchase program

On February 17, 2021, the Company’s Board of Directors authorized a share repurchase program, under which the Company is authorized to repurchase up to $17.5 million of its outstanding common stock through 2022. As of December 31, 2021, the Company had repurchased 250,000 shares at an average price of $48.67 per share for a total cost of $12.2 million under this program. All share repurchases were made under PGE's publicly announced program and there were no other programs under which the Company repurchased shares. PGE did not repurchase any shares of its common stock during the three-month period ended December 31, 2021.

On February 11, 2022, the Company’s Board of Directors authorized a share repurchase program, replacing and superseding the program previously authorized on February 17, 2021, under which the Company is now authorized to repurchase up to 350,000 shares of its outstanding common stock at a maximum share price of $60, resulting in maximum aggregate purchase price of $21 million through 2022. The share repurchase program may be limited or terminated at any time without prior notice. Under the share repurchase program, the Company may repurchase shares of common stock from time to time in open market transactions or in privately negotiated transactions as permitted under applicable rules and regulations. The extent to which the Company repurchases its shares of common stock and the timing of such purchases will depend upon market conditions and other considerations as may be determined in the Company’s sole discretion.

ITEM 6.     [RESERVED]

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

In addition to any assumptions and other factors and matters referred to specifically in connection with forward-looking statements, factors that could cause actual results or outcomes for PGE to differ materially from those discussed in such forward-looking statements include:
•governmental policies, legislative action, and regulatory audits, investigations and actions, including those of the FERC and OPUC with respect to allowed rates of return, financings, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs, operating expenses, deferrals, timely recovery of costs, and capital investments, and current or prospective wholesale and retail competition;
•economic conditions that result in decreased demand for electricity, reduced revenue from sales of excess energy during periods of low wholesale market prices, impaired financial stability of vendors and service providers and elevated levels of uncollectible customer accounts;
•inflation and interest rates;
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
•the outcome of legal and regulatory proceedings and issues including, but not limited to, the matters described in Regulatory Matters of the “Overview” in this Item 7. and Note 19, Contingencies in the Notes to Consolidated Financial Statements in Item 8.— “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K;
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
•PGE’s ability to effectively implement a PSPS and de-energize its system in the event of heightened wildfire risk, which could lead to potential liability if energized systems are involved in wildfires that cause harm;
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
•delays in the supply chain and increased supply costs, failure to complete capital projects on schedule and within budget, failure of counterparties to perform under agreements, or the abandonment of capital projects, any one of which could result in the Company’s inability to recover project costs;
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
•the effects of climate change, whether global or local in nature, including unseasonable or extreme weather and other natural phenomena that may affect energy costs or consumption, increase the Company’s costs, cause damage to PGE facilities and system, or adversely affect its operations;
•changes in residential, commercial, or industrial customer growth, or demographic patterns, in PGE’s service territory;
•the effectiveness of PGE’s risk management policies and procedures;
•cybersecurity attacks, data security breaches, physical security breaches, or other malicious acts that cause damage to the Company’s generation, transmission, or distribution facilities, information technology systems, inhibit the capability of equipment or systems to function as designed or expected, or result in the release of confidential customer, vendor, employee, or Company information;
•employee workforce factors, including potential strikes, work stoppages, transitions in senior management, and the ability to recruit and retain key employees and other talent due to COVID-19 mandates and turnover due to macroeconomic trends such as voluntary resignation of large numbers of employees similar to that experienced by other employers and industries since the beginning of the COVID-19 pandemic;
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

PGE is a vertically-integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity in the state of Oregon. In addition, the Company participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to meet the needs of, and obtain reasonably-priced power for, its retail customers. PGE is committed to developing products and service offerings for the benefit of retail and wholesale customers. The Company generates revenues and cash flows primarily from the sale and distribution of electricity to retail customers in its service territory.

Company Strategy

The Company exists to power the advancement of society. PGE energizes lives, strengthens communities, and fosters energy solutions that promote social, economic, and environmental progress. The Company is committed to being a clean energy leader and delivering steady growth and returns to shareholders. PGE is focused on working with customers, communities, policy makers, and other stakeholders to deliver affordable, safe, reliable electricity service to all, while increasing opportunities to deliver clean and renewable energy, reducing greenhouse gas emissions, and responding to evolving customer expectations. At the same time, the Company is building an increasingly smart, integrated, and interconnected grid that spans from residential customers to other utilities within the region. PGE is transforming all aspects of its business to empower its workforce to be even more results oriented to serve customers well. To create a clean energy future, PGE is focused on the following strategic initiatives:
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

Climate change

State-mandated GHG reduction targets— In June 2021, the Oregon legislature passed HB 2021, establishing a 100% clean electricity by 2040 framework for PGE and other investor-owned utilities and electric service suppliers in the state. A number of provisions in the bill align with PGE’s strategic direction, and highlight Oregon’s ambitious, economy-wide goals to combat climate change. The GHG reduction targets applicable to these regulated entities are an 80% reduction in GHG emissions by 2030, 90% by 2035, and 100% by 2040 and every year thereafter. For more information regarding HB 2021 and the baseline to which the target reductions apply, see the “Environmental Laws and Regulations” section within this Overview.

In response to the state of Oregon’s GHG reduction targets to combat climate change, PGE estimates by 2030 it will need to acquire approximately 1,500 to 2,000 MW of clean and renewable resources and approximately 800 MW of non-emitting dispatchable capacity resources. For more information see “The Resource Planning Process” within Investing in a clean energy future section of this Overview.

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

Empowering customers and communities—PGE’s customers are committed to purchasing clean energy, as over 235 thousand residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100 percent clean and renewable electricity by 2035 and 100 percent economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area continue to consider similar goals.

In response, the Company implemented a new customer service option, the GFI Program, which allows for 100 MW of PGE-provided PPAs for renewable resources and up to 200 MW of customer-provided renewable resources. Approved by the OPUC in the first quarter of 2019, the program provides business customers access to bundled renewable attributes from those resources. On March 29, 2021, the OPUC issued an order that expanded the program by 200 MW and provided for the possibility of PGE ownership of the underlying renewable resources under certain conditions. Through this voluntary program, the Company seeks to align sustainability goals, cost and risk management, and reliable integrated power while providing customer choice and a cleaner energy system.

In December 2021, the OPUC issued an order, which approved a petition to increase capacity under the customer-provided renewable resources by 250 MW, which would bring the total available capacity under the program to 750 MW.

Extreme weather—In recent years, PGE’s territory has experienced unprecedented heat, historic ice and snowstorms, and wildfires. In June 2021, temperatures in the region reached all-time recorded highs, shattering the Company’s previous peak load demand, and surpassing the prior summer peak load by nearly 12% (see the Operating Activities section of this Overview for more information on the impacts to PGE’s results of operation). In February 2021, PGE’s service territory experienced an ice storm, which led to historical levels of customer power outages, and caused considerable expense for service restoration and damage repair (see “February 2021 Ice Storms and Damage” of the Regulatory Matters section of this Overview for more information on the impact to PGE’s results of operation). In 2020, Oregon experienced one of the most destructive wildfire seasons on record, with over one million acres of land burned (see “Wildfire” of the Regulatory Matters section of this Overview for more information on the impact to PGE’s results of operation). The increase and severity of extreme weather events highlights the importance of combating the effects of climate change through decarbonizing the power supply and investing in a more reliable and resilient grid.

Investing in a clean energy future

Building a resilient grid— Recent extreme weather events driven by changes to global systems affecting rainfall patterns and seasonal snow cover in the region have impacted PGE’s customers significantly, and the frequency and severity of these events are accelerating. PGE’s grid of the future is increasingly smart and adaptive, so that the electric service its customers depend on remains reliable even under uncertain and extreme conditions. For example, the Company uses wireless smart sensors and centrally controlled automated switches to help isolate disruptions and more quickly reroute power, preventing or shortening disruptions. In the field, PGE uses advanced data analytics to optimize system investments and maintenance. The Company is updating its design standards, so that smart sensors and switches are constructed to withstand more extreme weather, particularly in high-risk wildfire areas. Highlights of PGE’s key investments and plans for building a resilient grid are as follows:
•Integrated Operations Center (IOC) — In the fourth quarter of 2021, PGE placed in-service the IOC with a total investment of $175 million, including an allowance for funds used during construction (AFUDC). The IOC will centralize mission-critical operations, including those that are planned as part of the integrated grid strategy. This secure, resilient facility will include infrastructure to support and enhance grid operations and co-locate primary support functions. Acting as the nerve center of PGE's system, the IOC will enable the Company to apply smart technologies to keep an increasingly complex set of clean energy resources operating efficiently. The system integrations at the IOC will strengthen physical and cyber security of the system to meet critical infrastructure standards, such as seismic and other natural disaster readiness, with the aim of achieving greater reliability with fewer and shorter outages.
•Advanced Distribution Management System (ADMS) – In the fourth quarter of 2021, PGE placed in-service a new software platform called the ADMS with a total investment of $30 million. The ADMS is designed to allow the Company to reduce outages by proactively detecting and responding to issues before they impact customers and providing self-healing technology for restoring power.

•Distribution System Plan (DSP) - PGE filed its inaugural DSP on October 15, 2021, which lays out plans to build a grid that empowers customers to make energy management choices to support decarbonization and supports a two-way energy ecosystem with resources like batteries, two-way EV charging, and solar panels where communities—especially underserved Oregonians—need them.

The Resource Planning Process—PGE’s resource planning process includes working with customers, stakeholders, and regulators to chart the course toward a clean, affordable, and reliable energy future. This process includes consideration of customer expectations and legislative mandates to move away from fossil fuel generation and toward renewable and clean sources of energy. PGE’s 2016 IRP process resulted in the development of the following renewable resources:
•Wheatridge Renewable Energy Facility—In 2018, the Company issued a request for proposals (RFP) seeking to procure approximately 100 average megawatts (MWa) of qualifying renewable resources. The prevailing bid was Wheatridge, an energy facility in eastern Oregon that will combine 300 MW of wind generation and 50 MW of solar generation with 30 MW of battery storage. Construction on the solar and battery components is ongoing and expected to be completed in early 2022. PGE owns 100 MW of the wind resource, which was placed in-service in the fourth quarter of 2020. Subsidiaries of NextEra Energy Resources, LLC own the balance of the wind resource, along with the solar and battery components, and will sell their portion of the output to PGE.

In May 2020, the OPUC issued an order that acknowledged the Company’s 2019 IRP and the Action Plan for PGE to undertake over the next four years to acquire the resources identified. The order also required that PGE consider resources in the Renewable and Capacity RFPs in a co-optimized manner. PGE had requested authorization to pursue up to approximately 700 MW of capacity contribution by 2025 from a combination of renewables, existing resources, and new non-emitting dispatchable capacity resources, such as energy storage. As a result, the following resources were procured:
•Douglas County PUD—PGE entered into an agreement with Douglas County PUD during 2020 to supply the Company additional capacity from facilities including the Wells Hydroelectric Project, located on the Columbia River in central Washington. With a start date of January 1, 2021, the five-year agreement is expected to contribute between 100 and 160 MW toward a capacity need that PGE identified in its 2019 IRP; and
•CTWS—As of December 31, 2021, PGE had a 66.67% ownership interest in the 455 MW Pelton/Round Butte hydroelectric project on the Deschutes River, with the remaining interest held by the CTWS. The CTWS had an option to purchase an additional undivided 16.66% ownership interest in Pelton/Round Butte in 2021, and closed on the purchase of this incremental undivided ownership interest on January 1, 2022. As a result, PGE’s ownership interest in the project is 50.01%. Also on June 30, 2021, PGE executed a 16-year PPA with the CTWS that would commence in 2025 to purchase 100% of their current, and potential future, share of the project’s output. For more information see “CTWS” within Purchased Power in the Power Supply section of Item 1.—“Business.”

To meet the remaining capacity need identified in the 2019 IRP, the Company is seeking to procure both renewable and non-emitting, dispatchable resources in an All-Source RFP. PGE estimates that it will need to nearly triple the amount of clean and renewable energy currently serving customers to meet the Company’s 2030 emissions reduction target, in addition to removing coal from its portfolio. As a result, PGE estimates by 2030 it will need approximately 1,500 to 2,000 MW of clean and renewable resources and approximately 800 MW of non-emitting dispatchable capacity resources. PGE is working to exit Colstrip by the end of 2025. On October 15, 2021, PGE initiated its 2021 All-Source RFP public process, seeking approximately 1,000 MW of renewable and non-emitting resources. PGE will work with the OPUC to evaluate the opportunity to procure additional resources through this RFP, with a potential target of getting up to one-third of the clean resources needed to meet the 2030 emissions reduction target. The All-Source RFP seeks:
•Renewables—PGE expects to bring on approximately 375 to 500 MW of renewable resources;

•Non-emitting capacity—PGE will also be seeking approximately 375 MW on non-emitting dispatchable capacity resources that can be used on the hottest or the coldest days of the year; and
•GFI Program—PGE expects to procure a resource or resources for the Company’s GFI Program through the 2021 All-Source RFP. Under the GFI Program, PGE can procure up to 100 MW of a new wind, solar, or hybrid renewable and battery storage resource to meet subscriber demand under the PGE supply option. The Company does not expect GFI Program resources considered in the 2021 All-Source RFP to contribute towards the cost-of-service 150 MWa energy cap envisioned under the 2019 IRP Action Plan, although that is subject to OPUC discretion.

Renewable resources in PGE’s 2021 All-Source RFP must be RPS eligible, qualify for the federal PTC or the federal Investment Tax Credit, and pass the cost-containment screen. All resources (dispatchable or renewable) must be online by the end of 2024, with certain exceptions for long-lead time pumped hydro resources.

PGE issued the final RFP after receiving approval from the OPUC in December 2021, with a submission deadline for proposals in January 2022. The RFP seeks to add 375 to 500 MW of renewables and 375 MW of non-emitting capacity by the end of 2024. Among the conditions, the OPUC will require PGE to consider bid submissions that would propose to repower existing generation resources. Bids will be evaluated based on the OPUC-approved scoring methodology. Following determination of a final shortlist, PGE plans to file for acknowledgement during April 2022 with a final selection in June.

On October 15, 2021, PGE filed an extension waiver for the next IRP, which the OPUC approved. As a result, the next IRP would be filed for OPUC consideration by March 31, 2023.

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

The Company is also working to advance transportation electrification, partnering with local mass transit agencies to transition to a greater use of electric vehicles, and developing projects aimed at improving accessibility to electric vehicle charging stations. In June 2019, the Oregon Legislature enacted Oregon Senate Bill 1044, which establishes Oregon’s zero-emissions vehicle goals in statute at 250 thousand zero-emission vehicle sales by 2025 and 90% of all new vehicle sales to be zero-emission by 2035. In September 2019, PGE filed with the OPUC its first Transportation Electrification plan, which considers current and planned activities, along with both existing and potential system impacts, in relation to the State’s carbon reduction goals. In October 2020, the OPUC approved the plan and related costs and revenues associated with the Transportation Electrification and Electric Vehicle Charging pilot programs. In 2021, the Oregon legislature enacted House Bill 2165, ensuring the OPUC has clear and broad authority to allow electric company investments in infrastructure to support transportation electrification.
PGE also partnered with Daimler Trucks North America to open Electric Island, a first-of-its-kind heavy-duty electric truck charging site. The project is also one of the first sites deployed in the multi-utility, I-5 transit Corridor Project that will install heavy duty electric vehicle charging stations along I-5 from Canada to Mexico. In addition, PGE is working with the City of Portland to install charging systems on existing power poles, and the Company helped bring the first electric school buses to Oregon’s roads.

Environmental Laws and Regulations

House Bill 2021—In June 2021, the Oregon Legislature passed HB 2021, which requires retail electricity providers to reduce GHG emissions associated with electricity sold to Oregon consumers to 80% below baseline emissions levels by 2030, 90% below baseline emissions levels by 2035, and 100% below baseline emissions levels by 2040. The baseline period for the investor-owned utilities is the average annual GHG emissions for the years 2010, 2011, and 2012 associated with the electricity sold to retail electricity consumers as reported to Oregon Department of Environmental Quality (ODEQ).

Utilities must develop a clean energy plan (CEP) for meeting the targets concurrent with the development of each IRP. In reviewing the CEP, the OPUC must ensure that utilities demonstrate continual progress and are taking actions as soon as practicable that facilitate rapid reduction of GHG emissions at reasonable costs to retail electricity consumers. The OPUC is also given authority to apply a performance incentive for early compliance with one or more of the clean energy targets.

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
•Establishes clear decarbonization authority for the OPUC, including authority over ESSs;
•Modernizes competition provisions of Oregon’s electricity restructuring law from 1999, Oregon Senate Bill 1149 (SB 1149),
•Provides clear authority and process for a community-wide green tariff program for customers 30 kilowatts and smaller and allows utilities the ability to earn a return on investments in program resources, and
•Codifies non-bypassability of costs to ensure all customers pay their share of HB 2021 policy costs.

Governor Executive Orders—In March 2020, the Governor of Oregon issued an executive order directing state agencies to seek to reduce and regulate GHG emissions. As the Governor is limited by current statutory authority, the executive order did not include a market-based mechanism as envisioned by the cap and trade legislation introduced in prior legislative sessions.

Among other things, the executive order:
•Directed state agencies to integrate climate change and the State’s GHG emissions reduction goals into their planning, budgets, investments, and decisions to the extent allowed by law.
•Directed the OPUC to—
▪determine whether utility portfolios and customer programs reduce risks and costs to utility customers by making rapid progress towards reducing GHG emissions consistent with Oregon’s reduction goals;
▪encourage electric companies to support transportation electrification infrastructure that supports GHG emissions reductions and zero-emission vehicle goals; and
▪prioritize proceedings and activities that advance decarbonization in the utility sector and exercise its broad statutory authority to reduce GHG emissions, mitigate energy burden on utility customers, and ensure reliability and resource adequacy.

•Directed the ODEQ to adopt a program to cap and reduce GHG emissions from large stationary sources, transportation fuels, and other liquid or gaseous fuels including natural gas. The ODEQ adopted such a program, referred to as the Climate Protection Plan, on December 16, 2021; and
•More than doubled the reduction goals of the state’s Clean Fuels Program and extended the program, from the previous rule that required a ten percent reduction in average carbon intensity of fuels from 2015 levels by 2025, to a 25 percent reduction below 2015 levels by 2035.

RPS Standards and Other Laws—In 2016, SB 1547 set a benchmark for how much electricity must come from renewable sources and required the elimination of coal from Oregon utility customers’ energy supply no later than 2030 (subject to an exception that allowed extension of this date until 2035 for PGE’s output from Colstrip).

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

In response to SB 1547, the Company filed a tariff request in 2016 to accelerate recovery of PGE’s investment in Colstrip from 2042 to 2030. In January 2020, the owners of Colstrip Units 1 and 2 permanently retired those two units. Although PGE has no direct ownership interest in those two units, the Company does have a 20% ownership share in Colstrip Units 3 and 4, which utilize certain common facilities with Units 1 and 2.

Although PGE is currently scheduled to recover the costs of Colstrip by 2030, some co-owners of Units 3 and 4 have sought approval to recover their costs sooner in their respective jurisdictions. In December 2021, the OPUC approved PGE’s depreciation study (OPUC Docket UM 2152), which will accelerate depreciation on Colstrip through December 31, 2025. Depreciation rates will change and customer collection would coincide with the price effective date of the Company’s pending 2022 General Rate Case (2022 GRC). For further information on the 2022 GRC, see “General Rate Case” in the “Regulatory Matters” section of this Overview. The Company continues to evaluate its ongoing investment in Colstrip, including the possibility of PGE’s exit from the facility. See Note 19, Contingencies, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data” for information regarding legal proceedings related to Colstrip.

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

For a more comprehensive review of Environmental Matters, see “Environmental Matters” in Item 1.—Business.

Regulatory Matters

PGE focuses on providing reliable, clean power to customers at affordable prices while providing a fair return to investors. To achieve this goal the Company must execute effectively within its regulatory framework and maintain prudent management of key financial, regulatory, and environmental matters that may affect customer prices and investor returns. The following discussion provides detail on such matters.

General Rate Case—On July 9, 2021, PGE filed with the OPUC a general rate case based on a 2022 test year. The filing requests an increase in PGE's annual revenue requirement that, when combined with changes in supplemental schedules, results in an overall average increase of approximately 3.9% in customer prices for 2022. The net price increase and annual revenue requirement includes a 2.0% average price increase as a result of higher net variable power costs expected in 2022, as reflected in the AUT filed with the OPUC in April 2021. The GRC filing seeks recovery of base business investments in upgrading the grid to improve reliability, resiliency, and capability to deliver safe, reliable, clean electricity to customers.

PGE has invested heavily in its transmission and distribution system to meet the needs of customers by addressing new and growing load and strengthening the grid for new challenges with extreme weather and wildfires. These investments include needed pole and underground wire replacements, substation upgrades, and other additions, as well as the new IOC and ADMS software platform (see “Building a resilient grid” section of Investing in a clean energy future within this Overview.)

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

The proposed net increase in annual revenue requirement in the 2022 GRC was based upon:
•A capital structure of 50% debt and 50% equity;
•A return on equity of 9.5%;
•A cost of capital of 6.94%; and
•A rate base of $5.7 billion.

PGE, OPUC staff, and certain customer groups reached an agreement that resolves cost of capital issues and allows for:
•A capital structure of 50% debt and 50% equity;
•A return on equity of 9.5%; and
•A cost of capital of 6.83%, which reflects updates for actual and forecasted debt costs.

In addition, on January 18, 2022, PGE, OPUC staff, and certain customer groups filed a stipulation with the OPUC reflecting an agreement that resolves the annual revenue requirement, average rate base, and corresponding increase authorized in customer prices. Certain elements of the case remain unsettled.

The latest agreement reflects a final revenue requirement that is based upon an average rate base of $5.6 billion and an annual revenue requirement increase of $74 million consisting of the following changes (in millions):

As filed (includes $40 million related to Net Variable Power Costs)		$99
Load and Net Variable Power Cost Updates		16
Base Business Revenue Requirement Updates:
Faraday hydro capital-related revenue requirement (1)	(18)
Cost of debt settlement including reductions to reflect actual financing costs	(7)
Level III outage annual regulatory accrual (2)	(7)
Other reductions to rate base and O&M	(5)
Other various modifications to reflect actual costs	(4)
Subtotal		(41)
As revised (includes $64 million related to Net Variable Power Costs) (3)		$74
(1) The Faraday improvement capital project will not be placed in-service as of May 9, 2022, and the capital-related revenue requirement has been removed and will be addressed in future ratemaking proceedings. As of December 31, 2021, the CWIP balance associated with Faraday was $109 million, including AFUDC.
(2) PGE is authorized to collect annually from retail customers to cover incremental expenses related to major storm damages, and to defer any amount not utilized in the current year. In the 2022 GRC, the Company requested an annual collection increase from $4 million to $11 million, and agreed to retain the annual collection at $4 million.
(3) Total revenue requirement increase to base rates is $83 million, of which $9 million is not considered incremental as it is already included in current customer prices.

Further, the agreement with parties would eliminate PGE’s decoupling mechanism upon the effective date of new customer prices pursuant to this case. In 2022, estimated collections from, or refunds to, customers will be pro-rated based on the effective date of new customer prices per the 2022 GRC and expected to be amortized in customer prices in 2024 over a one-year period. The decoupling mechanism provides a means of recovery or refund of margin lost or gained as a result of changes in weather-adjusted energy use per customer in comparison to levels projected in customer prices. For further information on the decoupling mechanism, see “Decoupling” in this Overview section.

All the agreements remain subject to OPUC approval. PGE will continue to work with parties throughout this proceeding to resolve all remaining unsettled elements of the case.
PGE has proposed that new customer prices become effective May 9, 2022. Price changes for the AUT and the supplemental schedule items occurred January 1, 2022.

Regulatory review of the 2022 GRC will continue, with a final OPUC order expected to be issued by April 2022. Management cannot predict the ultimate outcome of the case.

More information about the 2022 GRC filing (OPUC Docket UE 394) is available on the OPUC Internet website at www.oregon.gov/puc.

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

In March 2020, PGE filed an application with the OPUC for deferral of lost revenue and certain incremental costs, such as bad debt expense, related to COVID-19. The application requested the ability to defer incremental costs associated with the COVID-19 pandemic but did not specify the precise scope of the deferral, or the means by which PGE would recover deferred amounts. PGE, other utilities under the OPUC’s jurisdiction, intervenors, and OPUC staff held discussions regarding the scope of costs incurred by utilities that may qualify for deferral under

Docket UM 2114. The result of such discussions was an Energy Term Sheet (Term Sheet), which dictates costs in scope for deferral but is silent to the timing of recovery of such costs. In September 2020, the OPUC adopted a proposed OPUC Staff motion for Staff to execute stipulations incorporating the terms of the Term Sheet. PGE’s deferral application was approved by the OPUC in October 2020 with final stipulations for the Term Sheet approved in November 2020.

For the year ended December 31, 2021, PGE recorded a $26 million net increase to its COVID-19 deferral. As of December 31, 2021 and December 31, 2020, PGE’s deferred balance was $36 million and $10 million, respectively, comprised primarily of bad debt expense in excess of what is currently considered and collected in customer prices. Incremental bad debt expense was $29 million for the year ending 2021. Amortization of any deferred costs will remain subject to OPUC review prior to amortization in customer prices and would be subject to an earnings review.

PGE believes the full amount of the 2020 and 2021 deferrals is probable of recovery as the Company’s prudently incurred costs were in response to the unique nature of the COVID-19 pandemic health emergency. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

In June 2020, the FERC issued a waiver that provides that, for the 12-month period starting March 2020, jurisdictional utilities may apply an alternative AFUDC calculation formula that excludes the actual outstanding short-term debt balance and replaces it with the simple average of the actual 2019 short-term debt balance. The purpose of the waiver is to allow relief to utilities that issued short-term debt in response to the COVID-19 emergency and the detrimental impacts the issuance of short-term debt has on the allowance for equity funds used during construction. PGE adopted the waiver in the second quarter of 2020 and retrospectively applied its provisions as of March 2020. On February 23, 2021, FERC issued an order extending the waiver an additional seven months, to be effective March 1, 2021 through September 30, 2021. On September 21, 2021, FERC issued an additional order to further extend the waiver through March 31, 2022. PGE has adopted all waiver extensions.

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

The Company is intensifying efforts on its system to increase wildfire safety and resiliency to weather and other disaster-related crises. These efforts include enhanced tree and brush clearing, replacing equipment, and making emergency plans in close partnership with local, state, and federal land and emergency management agencies to further expand the use of a PSPS, if the need should arise. Pursuant to Oregon Senate Bill 762, which was passed in June 2021, PGE submitted a risk-based wildfire protection plan to the OPUC in December 2021.

PGE continues to incur costs to replace and rebuild PGE facilities damaged by the fires that occurred in 2020, as well as addressing fire-damaged vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. In October 2020, the OPUC formally approved PGE’s request for deferral of such costs. As of December 31, 2021 and December 31, 2020, PGE’s cumulative deferred costs related to the wildfire response was $45 million and $15 million, respectively. PGE continues to assess the damage to its infrastructure and expects regulatory recovery of prudently incurred restoration costs. PGE believes the full amount of the 2020 and 2021 deferrals is probable of recovery as the Company’s prudently incurred costs were in response to the unique and unprecedented nature of the wildfire events leading to the deferral. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

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

Through December 31, 2021, PGE has incurred an estimated $105 million in incremental costs due to the storms, of which $36 million were capital and recorded to Electric utility plant, net and $69 million were operating expenses associated with transmission and distribution. Beginning in 2019, the OPUC authorized the Company to collect $4 million annually from retail customers to cover incremental expenses related to major storm damages, and to defer any amount not utilized in the current year. In response to the February storms, PGE exhausted its storm collection balance for 2021 of $9 million, which was used to offset operating expenses. In December 2021, PGE and parties in the 2022 GRC reached a settlement, subject to OPUC approval, to restore the storm collection balance for the $9 million used in 2021 and to defer the resulting balance of $9 million into the February 2021 ice storm and damage regulatory asset.

On February 15, 2021, PGE filed an application for authorization to defer emergency restoration costs for the February storms (Docket UM 2156) and as of December 31, 2021, the Company has deferred a total of $67 million, including interest, related to incremental operating expenses due to the storms. PGE incurred and deferred costs related to replacing and rebuilding PGE facilities damaged by the storms, as well as addressing vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. PGE expects an OPUC decision on the February storms deferral in the first quarter of 2022. While the Company believes the full amount of the deferral is probable of recovery given PGE’s prudently incurred costs were in response to the unique and unprecedented nature of the storms, the OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferral being disallowed for recovery.

Declared states of emergency—On September 22, 2021, the OPUC issued an order that approved a pre-authorized deferral of costs associated with declared states of emergency. Qualifying events would include federal or state declared emergencies with impacts on PGE’s service territory. Previously the Company had to file a request for deferred accounting when an event of that nature occurred, and had to seek OPUC approval of such deferred accounting applications to be effective. With this order, PGE would provide notice of an event that qualifies within 30 days of the declared state of emergency and would not need to seek OPUC approval to use deferred accounting to track incremental costs related to the emergency. The OPUC maintains responsibility to review utility requests to amortize deferred amounts in customer prices including a review of utility prudence in a future proceeding, among other requirements. As of December 31, 2021, PGE has not recorded any costs under this deferral order.

Power Costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2021 AUT included a final increase in power costs for 2021, and a corresponding increase in annual revenue requirement, of $66 million from 2020 levels, which were reflected in customer prices effective January 1, 2021. The 2022 AUT contains a $64 million increase in NVPC that will be recovered in customer prices beginning January 1, 2022. For 2021, actual NVPC was above baseline NVPC by $62 million, which was outside the established deadband range. Pursuant to the PCAM and related earnings test, as of December 31, 2021, PGE has deferred $29 million, which represents 90% of the excess variance expected to be collected from customers. See “Power Operations” within this Overview section of Item 7 for more information regarding the PCAM.

Portland Harbor Environmental Remediation Account (PHERA) Mechanism—The EPA has listed PGE as one of over one hundred PRPs related to the remediation of the Portland Harbor Superfund site. As of December 31, 2021, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. Stakeholders have raised concerns that EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording an estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the Company’s recovery mechanism allows the Company to defer and recover estimated liabilities and incurred environmental expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, including, but not limited to, insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 19, Contingencies in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

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

In the 2022 GRC, parties reached an agreement that would eliminate PGE’s decoupling mechanism upon the effective date of new customer prices pursuant to the case, which are expected to begin in May 2022. Subject to approval by the OPUC, which is expected in a final order by April 2022, deferrals would cease, although amortization of previously recorded deferrals would continue as scheduled until collected or refunded in future customer prices.

For the year ended December 31, 2021, the Company recorded an estimated refund of $17 million and a collection of $7 million from residential and commercial customers, respectively, that resulted from variances between actual weather-adjusted use per customer and that projected in the 2019 GRC. The Company continues to see higher weather-adjusted use per customer from residential customers that are spending more time at home and lower use per customer from commercial customers that are adversely affected by COVID-19.

At December 31, 2020, PGE had recorded a total refund of $6 million that will be refunded to customers over a one-year period, which began January 1, 2022.

Deferral of Boardman Revenue Requirement—In October 2020, intervenors filed a deferral application with the OPUC that would require PGE to defer and refund the revenue requirement associated with Boardman currently included in customer prices as established in the Company’s 2019 GRC. The application states a deferral is required for customers to adequately capture the reduction in revenue requirement beginning on October 15, 2020, the date Boardman ceased operations. On October 7, 2021, intervenors filed a motion with the OPUC requesting to consolidate the open Boardman deferral docket with PGE’s open 2022 GRC docket. Combining the dockets would provide an avenue under which the OPUC could make a separate decision on the issues associated with the Boardman deferral within PGE’s 2022 GRC docket. PGE objected to the request by intervenors on the basis that the two dockets are not similar enough to warrant consolidation and would have the effect of expanding the scope and complicating the 2022 GRC proceeding. The Administrative Law Judge denied the consolidation, although did provide an opportunity to use the 2022 GRC proceeding to settle any issues with deferrals. How the Boardman deferral will be resolved in relation to the 2022 GRC proceeding remains uncertain and management is currently unable to predict the outcome. PGE continues to work with the OPUC and parties to establish an appropriate schedule and process to allow for a fair determination of the Boardman deferral and the 2022 GRC.

Pursuant to the deferral application, PGE estimates the potential deferral to be $14 million for the period ended December 31, 2020 plus an additional $66 million for the year ended December 31, 2021. As of December 31, 2021, PGE has not recorded a regulatory liability pursuant to this deferral application as the Company believes its current prices are just and reasonable in light of PGE’s continued substantial investments in utility plant. The costs of these continued investments, which are not currently reflected in customer prices, more than offset the revenue requirement for Boardman. If the OPUC authorizes a refund, PGE would record a regulatory liability with a corresponding charge to earnings.

Depreciation Study—In December 2021, PGE received an OPUC order approving revised depreciation rates based on 2019 data. The new rates will be incorporated in PGE’s 2022 GRC and expected to be effective May 9, 2022.

The OPUC order also approved the acceleration of depreciation expense and corresponding recovery on Colstrip generation assets from December 31, 2030 to December 31, 2025. The resulting depreciation rates are expected to go into effect when new customer prices go into effect in May 2022, in conjunction with the 2022 GRC.

The order also includes cost recovery of $4 million for updated ARO-related decommissioning costs related to PGE’s T.W. Sullivan hydro generating facility. In 2020, PGE had updated its ARO costs resulting in cumulative ARO expenses of $4 million being recognized. At the time PGE did not establish a regulatory asset, as probability of recovery in the depreciation study was not yet considered probable. Because the OPUC’s order on the depreciation study includes recovery of the ARO, PGE established a regulatory asset and ARO balancing account, resulting in a credit to earnings of $4 million for the year ended December 31, 2021. For more information on PGE’s AROs, see Critical Accounting Policies and Estimates in this Item 7., and see Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

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

Operating Activities

In combination with electricity provided by PGE’s own generation portfolio, to meet retail load requirements and balance energy supply with customer demand, the Company purchases and sells electricity in the wholesale market. The Company also performs portfolio management and wholesale market sales services for third parties in the region. PGE participates in the western EIM, which allows the Company to, among other things, integrate more renewable energy into the grid by better matching the variable output of renewable resources. PGE is committed to developing products and service offerings for the benefit of retail and wholesale customers. PGE also purchases natural gas in the United States and Canada to fuel its generation portfolio and sells excess gas back into the wholesale market.

The Company generates revenues and cash flows primarily from the sale and distribution of electricity to its retail customers. The impact of seasonal weather conditions on demand for electricity can cause the Company’s revenues, cash flows, and income from operations to fluctuate from period to period. Historically, PGE has experienced its highest MWa deliveries and retail energy sales during the winter heating season, although instances of peak deliveries have increased during the summer months, generally resulting from air conditioning demand. During the summer of 2021, demand reached a new all-time high, surpassing the previous mark, which was a winter peak. See “Seasonality” in the Customers and Revenues section in Item 1.—“Business.” for further information regarding seasonal fluctuations. Retail customer price changes and customer usage patterns, which can be affected by the economy and recently, by changes due to COVID-19 restrictions, also have an effect on revenues. Wholesale power availability and price, hydro and wind generation, and fuel costs for thermal and gas plants can also affect income from operations.

Customers and Demand—The following tables present total energy deliveries and the average number of retail customers by customer type for 2021 and 2020.

Energy deliveries (MWh in thousands)	2021	2020	% Increase/ (Decrease)
Retail:
Residential	7,978	7,756	2.9%

Commercial (PGE sales only)	6,604	6,222	6.1
Direct Access	589	633	(7.0)
Total Commercial	7,193	6,855	4.9

Industrial (PGE sales only)	3,714	3,446	7.8
Direct Access	1,647	1,486	10.8
Total Industrial	5,361	4,932	8.7

Total (PGE sales only)	18,296	17,424	5.0
Total Direct Access	2,236	2,119	5.5
Total retail energy deliveries	20,532	19,543	5.1%
Wholesale energy deliveries	5,946	5,794	2.6
Total energy deliveries	26,478	25,337	4.5%

Average number of retail customers	2021		2020		% Increase/ (Decrease)
Residential	800,372	88%	791,119	88%	1.2%
Commercial	111,062	12	110,290	12	0.7
Industrial	191	—	194	—	(1.5)
Direct access	584	—	634	—	(7.9)
Total	912,209	100%	902,237	100%	1.1%

In 2021, retail energy deliveries increased 5.1% from 2020, with increases reflected in all three customer classes, as the region experienced a recovery from the COVID-19 downturn seen in 2020. Commercial and industrial classes experienced growth associated with economic recovery and, with COVID-19 variants continuing to impact consumer behavior, residential usage remained elevated.

In March 2020, the Governor of Oregon issued an order directing residents to stay at home except for essential activity and mandating closure of businesses for which close personal contact would be difficult or impossible to avoid. The Company saw a shift in retail demand in response, beginning with the second quarter of 2020. In particular, residential loads increased as a larger percentage of the population spent more time at home, whether working from home, providing child-care due to school closures, or lacking employment as commercial activity slowed. Conversely, commercial energy deliveries declined as many businesses were disrupted in an attempt to maintain social distancing or have closed as a result of the lack of business as residents followed directives from state and federal authorities. The majority of state and local mandates were lifted by mid-2021, allowing for commercial recovery to begin, however as COVID-19 variants impacted communities in 2021, impacts to energy deliveries, particularly increases in residential average usage remain.

Residential energy deliveries, which are most sensitive to fluctuations in temperatures, were 2.9% higher in 2021 than 2020, due to a 1.7% increase in average usage per customer, which resulted largely from warmer summer temperatures, and a 1.2% increase in the average number of customers. In 2021, the Company’s service territory experienced warmer temperatures during the cooling season than in 2020, indicating higher demand for cooling.

Commercial energy deliveries increased 4.9% overall with widespread increases across PGE’s customer base as many sectors impacted by COVID-19 related closures and economic conditions, including government and education, miscellaneous commercial, and lodging, began to recover.

Industrial energy deliveries increased 8.7% in 2021 due to continued strength in the high-tech manufacturing sector.

Total heating degree-days, an indication of electricity use for heating, in 2021 were 7% below the 15-year average although fairly consistent overall with total heating degree-days in 2020. Total cooling degree-days, a similar indication of the extent to which customers are likely to have used electricity for cooling, in 2021, exceeded the 15-year average by 52% and were 40% above the 2020 total. The following table presents the number of heating and cooling degree-days in 2021 and 2020, along with the current 15-year averages, reflecting the influence that weather had on comparative energy deliveries, most notably in the 2nd and 3rd quarters:

	Heating Degree-Days			Cooling Degree-Days
	2021	2020	15-Year Average	2021	2020	15-Year Average
1st quarter	1,805	1,761	1,847	—	—	—
2nd quarter	498	554	629	238	99	93
3rd quarter	54	47	74	600	492	455
4th quarter	1,471	1,474	1,570	—	9	2
Total	3,828	3,836	4,120	838	600	550
Increase (decrease) from the 15-year average	(7)%	(7)%		52%	9%

On a weather-adjusted basis, total retail deliveries increased 4.0% from 2020. The increase was driven by an 8.5% growth in industrial deliveries and 4.2% growth in commercial energy deliveries, in addition to a 1.0% increase in weather-adjusted deliveries to residential customers, which was driven by the growth in customer count. PGE expects retail energy deliveries for 2022 will continue to be impacted by COVID-19 related behavioral changes. PGE projects that retail energy deliveries for 2022 will be 2.0 to 2.5% above 2021 weather-adjusted levels, reflecting strength in industrial deliveries, and impacts associated with COVID-19 early in the year, and unwinding of such impacts later in the year.

ESSs supplied Direct Access customers with energy representing 11% of the Company’s total retail energy deliveries during 2021 and 2020. The maximum retail load allowed to be supplied under the fixed three-year and minimum five-year opt-out programs represent 13% of the Company’s total retail energy deliveries for 2021. With the adoption of the New Large Load Direct Access program in 2020, as much as 18% of the Company’s 2021 energy deliveries could have been supplied by ESSs.

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

The following table provides information regarding the performance of the Company’s generation portfolio.

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total retail load
	2021	2020	2021	2020	2021	2020
Thermal:
Natural gas	89%	92%	114%	74%	48%	43%
Coal (3)	—	99	103	83	11	17
Wind	92	94	110	117	12	11
Hydro	83	86	73	71	6	7

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
(3)Plant availability excludes Colstrip, which PGE does not operate. Colstrip availability was 81% in 2021, compared with 74% in 2020. Boardman ceased coal-fired generation on October 15, 2020.

Energy received from PGE-owned and jointly-owned thermal plants in 2021 compared to 2020 remained materially consistent. In 2021, production at the Company’s natural gas-fired plants increased to help meet retail load demands and offset a decrease in coal-fired generation as a result of Boardman ceasing operation in October 2020. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from all hydroelectric sources, both PGE-owned generation and purchased, increased 14% in 2021 compared to 2020. Energy received from mid-Columbia and other regional hydroelectric projects increased 22% in 2021 due to new PPAs in place in 2021 as compared to 2020. The energy generated by the Company-owned facilities decreased 11% due to less favorable hydro conditions in 2021. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 80 years of historical stream flow data. See “Purchased power and fuel” in the Results of Operations section in this Item 7, for further detail on regional hydro results.

Energy received from PGE-owned wind resources and under contracts increased 30% in 2021 compared to 2020 primarily due to the addition of Wheatridge during the fourth quarter of 2020 and more favorable wind conditions. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

Under the PCAM, PGE may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the Company’s PCAM as calculated for regulatory purposes for 2021 and 2020:

•For 2021, actual NVPC was above baseline NVPC by $62 million, which was outside the established deadband range. Pursuant to the PCAM, as PGE’s preliminary regulatory ROE was below 8.5% pursuant to the related earnings test, as of December 31, 2021, PGE has deferred $29 million, which represents 90% of the excess variance expected to be collected from customers. A final determination regarding the 2021 PCAM results will be made by the OPUC through a public filing and review in 2022. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

•For 2020, excluding certain trading losses totaling $127 million, for which PGE did not pursue recovery from customers, actual NVPC was below baseline NVPC by $13 million, which was within the established deadband range. Accordingly, no estimated refund to customers was recorded as of December 31, 2020. A final determination regarding the 2020 PCAM results was made by the OPUC through a public filing and review in 2021, which confirmed no refund to customers pursuant to the PCAM for 2020. For further information regarding trading losses, see “Actual NVPC” in the Results of Operations section of this Item 7.

The AUT filing, which serves to reset the baseline NVPC for PCAM purposes, indicated that a $79 million increase was expected in 2021 over 2020. The 2022 AUT anticipates a $64 million increase in NVPC that will be recovered in customer prices beginning January 1, 2022.

Results of Operations

The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.

The results of operations are as follows for the years presented (dollars in millions):

	Years Ended December 31,		% Increase (Decrease)
	2021	2020
	Amount	Amount
Total revenues	$2,396	$2,145	12%
Operating expenses:
Purchased power and fuel	822	708	16
Generation, transmission and distribution	310	293	6
Administrative and other	336	283	19
Depreciation and amortization	404	454	(11)
Taxes other than income taxes	146	138	6
Total operating expenses	2,018	1,876	8
Income from operations	378	269	41
Interest expense, net *	137	136	1
Other income:
Allowance for equity funds used during construction	17	16	6
Miscellaneous income, net	9	6	50
Other income, net	26	22	18
Income before income taxes	267	155	72
Income tax expense	23	—	—
Net income	$244	$155	57%

* Includes an allowance for borrowed funds used during construction of $8 million in both 2021 and 2020.

2021 Compared to 2020

Net income for 2021 increased $89 million from 2020. While customer growth continues, increases in revenues from retail energy deliveries and wholesale sales were largely offset by higher Purchased power and fuel expenses, particularly during the third quarter of 2021, after removing the impact of the previously reported energy trading losses of $127 million from the 2020 results. The Company benefited from the sale of excess natural gas back into the wholesale market, the addition of Wheatridge to the generation portfolio, and interest income on Regulatory Assets. Higher Administrative and general expenses reflect increases for employee wage and benefit expenses and outside services, including labor. Generation, transmission and distribution expenses increased largely from wildfire mitigation efforts, vegetation management, and storm restoration expenses.

Total revenues consist of the following for the years presented (in millions):

	2021	2020	% Increase (Decrease)
Retail: (1)
Residential	$1,118	$1,030	9%
Commercial	690	616	12
Industrial	250	218	15
Direct Access	47	46	2
Subtotal	2,105	1,910	10
Alternative revenue programs, net of amortization	(29)	(6)	383
Other accrued revenues, net (2)	2	28	(93)
Total retail revenues	2,078	1,932	8
Wholesale revenues	255	162	57
Other operating revenues	63	51	24
Total revenues	$2,396	$2,145	12%

(1)
Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those customers that purchase their energy from ESSs. Commercial revenues from ESS customers were $18 million for 2021 and 2020. Industrial revenues from ESS customers were $29 million and $28 million for 2021 and 2020, respectively.

(2)
Amount for the year ended December 31, 2020 is primarily comprised of $24 million of amortization, including interest, related to the net tax benefits due to the change in corporate tax rate under the TCJA.

Total retail revenues—The following items contributed to the increase in Total retail revenues for the year ended December 31, 2021 compared to the year ended December 31, 2020 (dollars in millions):

Year ended December 31, 2020	$1,932
Retail energy deliveries driven by higher industrial demand, the impact of COVID-19 resulting in higher residential demand, and the increase due to the effects of weather	94
Increase as a result of the AUT, approved by the OPUC, for higher anticipated power costs	67
Increase due to the RAC, as approved by the OPUC for Wheatridge placed into service	23
Alternative revenue programs related to the decoupling mechanism deferrals due to increased residential use per customer resulting from COVID-19	(7)
Combination of various supplemental tariffs and adjustments	(12)
Average price of energy deliveries due primarily to variation in usage among customer classes resulting from COVID-19	(19)
Year ended December 31, 2021	$2,078
Change in Total retail revenues	$146

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

In 2021, a $93 million, or 57%, increase from 2020 in wholesale revenues resulted from an $89 million increase from a 53% increase in average prices received when the Company sold power into the wholesale market and a $4 million increase related to a 3% increase in wholesale sales volume. Wholesale prices for electricity increased as a result of more extreme weather experienced during 2021 than was typical for the region, less hydro generation, and reduced regional capacity.
Other operating revenues increased $12 million, or 24%, in 2021 from 2020, primarily as a result of a $9 million increase due to market conditions that provided more revenue from the resale of natural gas back into the wholesale market in excess of amounts needed for the Company’s generation portfolio. Natural gas prices were considerably higher in the first quarter of 2021 due in part to the impact of unusual weather events on the demand for natural gas.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the increase in Purchased power and fuel for the year ended December 31, 2021 compared to the year ended December 31, 2020 (dollars in millions, except for average variable power cost per MWh):

Year ended December 31, 2020	$708
Average variable power cost per MWh	99
Total system load	44
PCAM deferral	(29)
Year ended December 31, 2021	$822
Change in Purchased power and fuel	$114

Average variable power cost per MWh:
Year ended December 31, 2020	$29.14
Year ended December 31, 2021	$33.63

Total system load (MWh in thousands):
Year ended December 31, 2020	24,286
Year ended December 31, 2021	25,295

For the year ended December 31, 2021, the $99 million increase related to the change in average variable power cost per MWh was primarily driven by a 20% increase in the average cost for purchased power due largely to purchases made at peak market prices to meet customer demand during the summer, partially offset by a 2% decrease in the average cost of power from the Company’s own generation. The $43 million increase related to total system load was primarily due to a 9% increase in purchased power, driven largely by increased customer demand due to weather and load growth, as well as a 1% increase in the company’s own generation.

PGE’s sources of energy, total system load, and retail load requirement for the years presented are as follows:

	Years Ended December 31,
	2021		2020
Sources of energy (MWh in thousands):
Generation:
Thermal:
Natural gas	9,306	37%	8,029	33%
Coal	2,060	8	3,232	13
Total thermal	11,366	45	11,261	46
Hydro	1,073	4	1,204	5
Wind	2,316	9	2,111	9
Total generation	14,755	58	14,576	60
Purchased power:
Hydro*	4,789	19	3,936	16
Wind*	989	4	426	2
Solar*	501	2	414	2
Natural Gas	63	—	38	—
Waste, Wood and Landfill Gas*	167	1	174	1
Source not specified	4,031	16	4,722	19
Total purchased power	10,540	42	9,710	40
Total system load	25,295	100%	24,286	100%
Less: wholesale sales	(5,946)		(5,794)
Retail load requirement	19,349		18,492

*Includes power received from PURPA qualifying facilities of 15 MWh in 2021 and 17 MWh in 2020 from Hydro resources, 30 MWh in 2021 and 33 MWh in 2020 from Wind resources, 472 MWh in 2021 and 383 MWh in 2020 from Solar resources, and 102 MWh in 2021 and 93 MWh in 2020 from Waste, Wood and Landfill Gas resources.

The following table presents the forecasted April-to-September 2022 and actual April-to-September 2021 and 2020 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2022 Forecast	2021 Actual	2020 Actual
Columbia River at The Dalles, Oregon	105%	82%	104%
Mid-Columbia River at Grand Coulee, Washington	108	89	109
Clackamas River at Estacada, Oregon	97	70	75
Deschutes River at Moody, Oregon	97	84	86
* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC, which consists of Purchased power and fuel expense net of Wholesale revenues, increased $21 million in 2021 compared with 2020. The increase attributable to changes in Purchased power and fuel expense was the result of a 15% increase in the average variable power cost per MWh and a 4% increase in total system load. The increase in actual NVPC was also a result of the 53% higher average price per MWh sold and a 3% increase in the volume of wholesale energy deliveries.

The following items contributed to the increase in Actual NVPC for the year ended December 31, 2021 compared to the year ended December 31, 2020 (in millions):

Year ended December 31, 2020	$546
Purchased power and fuel expense	143
Wholesale revenues	(93)
PCAM Deferral	(29)
Year ended December 31, 2021	567
Change in NVPC	$21

For further information regarding NVPC in relation to the PCAM, see “Power Operations” in the Overview section of this Item 7.

Energy Trading—PGE personnel entered into a number of energy trades during 2020, resulting in significant exposure to the Company. In August 2020, a portion of energy trading positions in PGE’s energy portfolio experienced significant losses as wholesale electricity prices increased substantially at various market hubs due to extreme weather conditions, constraints to regional transmission facilities, and changes in power supply in the West. During this time period, the CAISO declared a Stage 3 Electrical Emergency and ordered the first rolling blackouts in the state of California since 2001. As a result of the convergence of these conditions, the Company’s energy portfolio experienced realized losses of $127 million on these positions in 2020. PGE did not pursue recovery of the energy trading losses, and the increase in net variable power costs due to this trading activity was recognized in PGE’s results of operations. PGE no longer has net market exposure from the energy trading positions that led to these losses.

Generation, transmission, and distribution

The following items contributed to the $17 million or 6% increase in Generation, transmission and distribution for the year ended December 31, 2021 compared to the year ended December 31, 2020 (in millions):

Year ended December 31, 2020	$293
Decrease primarily due to lower maintenance expense as the result of reduced run hours and lower long-term service agreement costs at some of the Company’s generation facilities	(20)
Higher storm restoration and wildfire risk mitigation expenses	19
Higher vegetation management and line maintenance expenses	8
Miscellaneous expenses	10
Year ended December 31, 2021	310
Change in Generation, transmission and distribution	$17

PGE deferred $69 million of incremental costs for year ended December 31, 2021, related to February 2021 ice storm damage in PGE’s service territory. See the “Overview” section of this Item 7., for more information.

Administrative and other

The following items contributed to the $53 million or 19% increase in Administrative and other for the year ended December 31, 2021 compared to the year ended December 31, 2020 (in millions):

Year ended December 31, 2020	$283
Higher professional and contracted services	23
Wage and benefits expenses	20
Miscellaneous expenses	10
Year ended December 31, 2021	336
Change in Administrative and other	$53

In 2021, PGE experienced higher Generation, transmission, and distribution and Administrative and other expenses due to inflation in labor and other operating expenses. The Company believes it is reasonably likely that this trend may continue in 2022 and could have a material impact on its results of operations. PGE’s ongoing focus on cost management and operational efficiencies is expected to help mitigate inflation.

Depreciation and amortization

The following items contributed to the $50 million or 11% decrease in Depreciation and amortization for the year ended December 31, 2021 compared to year ended December 31, 2020 (in millions):

Year ended December 31, 2020	$454
ARO revisions	(28)
Capital retirements, net of additions	(12)
Activity related to regulatory programs (offset elsewhere on the income statement)	(10)
Year ended December 31, 2021	404
Change in Depreciation and amortization	$(50)

See “Depreciation Study” within “Regulatory Matters” in the Overview section of this Item 7., for more information regarding revisions made to non-utility AROs.

Taxes other than income taxes expense increased $8 million, or 6%, in 2021 compared with 2020, primarily due to higher Oregon property taxes and franchise fees.

Interest expense increased $1 million, or 1%, in 2021 compared with 2020 driven by higher average balances of outstanding debt.

Other income, net increased $4 million, or 18%, in 2021 compared to 2020, with the difference driven by higher regulatory interest income on deferred asset balances as well as higher AFUDC equity driven by higher construction work-in-progress balances in 2021.

Income tax expense increased $23 million in 2021 compared to 2020 primarily driven by higher pre-tax income. The increase was partially offset by a cumulative catch-up adjustment recorded in the first quarter of 2021 to defer and recognize a regulatory asset for previously recorded deferred income tax expenses on a certain local flow-through tax, as well as regulatory amortizations. See Note 12, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8.— “Financial Statements,” for more information.

2020 Compared to 2019

For a comparison of the Company’s results of operations for the fiscal year ended December 31, 2020 to the year ended December 31, 2019, see Item 7.—” Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021.

Liquidity and Capital Resources

Discussions, forward-looking statements, and projections in this section, and similar statements in other parts of this Annual Report on Form 10-K, are subject to PGE’s assumptions regarding the availability and cost of capital. See “Capital and credit market conditions could adversely affect the Company’s access to capital, cost of capital, and ability to execute its strategic plan.” in Item 1A.—“Risk Factors,” for further information.

Capital Requirements

The following table presents actual capital expenditures and debt maturities for 2021 and projected capital expenditures and future debt maturities for 2022 through 2026 (in millions, excluding AFUDC):

	Years Ending December 31,
	2021	2022	2023	2024	2025	2026
Ongoing capital expenditures (1)	$620	$625	$650	$650	$650	$650
Integrated Operations Center	60	35	—	—	—	—
Total capital expenditures (2)	$680	$660	$650	$650	$650	$650

Long-term debt maturities	$160	$—	$—	$80	$—	$—

(1) Consists primarily of upgrades to, and replacement of, generation, transmission, and distribution infrastructure, as well as new customer connects. Includes accrued capital additions, preliminary engineering, removal costs, and certain intangible working capital assets.
(2) Amounts subsequent to 2021 are estimates as of the date of this report and may be affected by economic conditions, including but not limited to, impacts of inflation, changes to the cost of materials and labor, and financing costs.

During 2021, PGE funded its capital expenditures through a combination of cash from operations in the amount of $532 million, and net proceeds from the issuance of FMBs in the total amount of $400 million. Capital expenditures in 2022 are expected to be $660 million. PGE plans to fund the 2022 capital expenditures with cash from operations during 2022, which is expected to range from $575 million to $625 million, the issuance of debt securities of up to $250 million, and the issuance of commercial paper, as needed. The actual timing and amount of any other issuances of debt or commercial paper will be dependent upon the timing and amount of capital expenditures. For a discussion concerning PGE’s ability to fund its future capital requirements, see “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 7.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Years Ended December 31,
	2021	2020
Cash and cash equivalents, beginning of year	$257	$30
Net cash provided by (used in):
Operating activities	532	567
Investing activities	(656)	(787)
Financing activities	(81)	447
Net change in cash and cash equivalents	(205)	227
Cash and cash equivalents, end of year	$52	$257

2021 Compared to 2020

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for 2021 compared to 2020 (dollars in millions):

Increase/ (Decrease)
Increase in Net income due primarily to energy trading losses in 2020	$89
Decrease in Depreciation and amortization due to retirements and ARO revisions in 2020	(50)
Increase related to Deferred income taxes	28
Change in Decoupling mechanism deferrals, net of amortization	23
Amortization of Tax Reform refunds in 2020 and not in 2021	23
Decrease related to Deferral of incremental storm costs	(67)
Decrease related to Deferral of incremental wildfire costs	(15)
Decrease as a result of changes in Accounts receivable and Unbilled revenue	(40)
Increase for Accounts payable primarily due to the timing of payments to vendors	35
Increase as a result of net Margin activity	21
Decrease due to changes in Other working capital	(38)
Other miscellaneous changes	(44)
Net change in cash flow from operations	$(35)

For additional information regarding changes in Net income, see the Results of Operations section in this Item 7.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. The Company estimates that such charges in 2022 will range from $420 million to $440 million. Combined with all other sources, cash provided by operations in 2022 is estimated to range from $575 million to $625 million.

Cash provided by operations includes the recovery in customer prices of cash charges related to various long-term contractual obligations such as interest on long-term debt and purchased power and fuel contracts. PGE’s anticipated employer contributions for its defined benefit pension plan and other postretirement plans is $3 million per year for the years ending 2022 through 2026. Contributions are expected to be covered by cash provided by operations. For additional information regarding contractual obligations, see Note 16, Commitments and Guarantees, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities. The $131 million decrease in net cash used in investing activities in 2021 compared with 2020 is primarily due to Wheatridge being constructed and placed in-service in 2020, partially offset by an increase in capital expenditures related to the IOC and winter storm restoration.
The Company plans for $660 million of capital expenditures in 2022 related to upgrades to and replacement of generation, transmission, and distribution infrastructure. PGE plans to fund the 2022 capital expenditures with cash from operations during 2022, as discussed above, as well as with the issuance of long-term debt securities, and short-term debt as necessary. For additional information, see “Capital Requirements” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 7.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During 2021, cash provided by financing activities consisted primarily of the issuance of $400 million of FMBs. In addition, the Company issued a $200 million short-term loan, made payments on short-term debt in the amount of $350 million, paid dividends in the amount of $150 million, and executed a $12 million common stock repurchase.

2020 Compared to 2019

For a comparison of liquidity and capital resources and the Company’s cash flow activities for the fiscal year ended December 31, 2020 and 2019, see Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 19, 2021.

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

As of December 31, 2021, PGE had posted $55 million of collateral with these counterparties, consisting of $37 million in cash and $18 million in bank letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of December 31, 2021, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $62 million and decreases to $36 million by December 31, 2022. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $129 million and decreases to $101 million by December 31, 2022 and $80 million by December 31, 2023.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The Indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the bonds. PGE estimates that on December 31, 2021, under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust, the Company could have issued up to $799 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s credit facilities contain customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt to total capital ratio). As of December 31, 2021, the Company’s debt to total capital ratio, as calculated under the credit agreements, was 55.9%.

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

Short-term Debt—Pursuant to an order issued by the FERC on January 20, 2022, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2024. The following table shows available liquidity as of December 31, 2021 (in millions):

	December 31, 2021
	Capacity	Outstanding	Available
Revolving credit facility (1)	$650	$—	$650
Letters of credit (2)	220	79	141
Total credit	$870	$79	$791
Cash and cash equivalents			76
Total liquidity			$867
(1)Scheduled to expire September 2026.
(2)PGE has three letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

On September 10, 2021, PGE amended and restated its existing revolving credit facility. As of December 31, 2021, PGE had a $650 million unsecured revolving credit facility scheduled to expire in September 2026. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. In addition, the credit facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. The Company has elected to limit its borrowings under the revolving credit facility to cover any potential need to repay commercial paper that may be outstanding at the time. As of December 31, 2021, PGE had no commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt in the consolidated balance sheets.

Under the revolving credit facility, as of December 31, 2021, PGE had no borrowings or commercial paper outstanding, and no letters of credit issued. As a result, as of December 31, 2021, the aggregate unused available credit capacity under the revolving credit facility was $650 million.

In addition, PGE has three letter of credit facilities under which the Company has total capacity of $220 million. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, which are considered off-balance sheet arrangements, letters of credit for a total of $79 million were outstanding as of December 31, 2021.

On March 31, 2021, PGE obtained an unsecured 364-day term loan in the aggregate principal amount of $200 million. The term loan bore interest for the relevant interest period at LIBOR plus 0.70%, with the interest rate subject to adjustment pursuant to the terms of the loan. The term loan was paid off on September 30, 2021 with proceeds from a FMB bond issuance.

Long-term Debt—During 2021, PGE issued a total of $400 million of FMBs, $150 million of which were issued under PGE’s Green Financing Framework, which allows the Company to issue bonds and other debt instruments to finance or refinance eligible green projects.

On September 30, 2021, PGE issued $400 million in FMBs. The Bonds consist of:
•a series, due in 2028, in the amount of $100 million that will bear interest from its issuance date at an annual rate of 1.82%;
•a series, due in 2031, in the amount of $50 million that will bear interest from its issuance date at an annual rate of 2.10%;
•a series, due in 2034, in the amount of $100 million that will bear interest from its issuance date at an annual rate of 2.20%; and
•a series, due in 2051, in the amount of $150 million that will bear interest from its issuance date at an annual rate of 2.97%.

As of December 31, 2021, total long-term debt outstanding, net of $14 million of unamortized debt expense, was $3,285 million, none of which is scheduled to mature in 2022.

Capital Structure—PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade debt ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 45.2% and 45.0% as of December 31, 2021 and 2020, respectively.

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

For additional information on PGE’s regulatory assets and liabilities, see “Regulatory Matters” in the Overview section in this Item 7., and Note 7, Regulatory Assets and Liabilities in Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

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

As a co-owner of Colstrip, PGE has provided surety bonds, which are considered off-balance sheet arrangements, of $23 million as of December 31, 2021 on behalf of the operator to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Station, Colstrip Montana (the AOC) as required by the Montana Department of Environmental Quality. It is possible that each co-owner of Colstrip will be required, at some future point, to post additional financial assurance to support further performance by the operator of closure and remediation actions under the AOC.

For additional information on AROs, see Note 8, Asset Retirement Obligations, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

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

For additional information contingencies, see Note 19, Contingencies, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

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

Energy Risk Management

PGE has an Executive Risk Committee (ERC) whose primary purpose is to oversee, guide, and support the prudent management of the Company’s risks, as well as review and recommend energy portfolio risk limits that are subject to approval by the Audit and Risk Committee of the PGE Board of Directors, and in some instances, the full Board. The ERC’s responsibilities include risk reporting to provide visibility into portfolio risk and manage alignment with the Company’s risk strategy and tolerances, providing oversight of the adequacy and effectiveness of corporate policies, guidelines, and procedures for market, liquidity and credit risk management related to the Company’s energy portfolio management activities. The ERC consists of officers and Company representatives with responsibility for risk management, finance and accounting, information technology, utility operations, legal, and rates and regulatory affairs.

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

Assuming no changes in market prices and interest rates, the following table presents the years in which the net unrealized (gains)/losses recorded as of December 31, 2021 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total
Commodity contracts:
Electricity	$20	$2	$3	$4	$5	$72	$106
Natural gas	(76)	(26)	(4)	—	—	—	(106)
Net unrealized (gain)/loss	$(56)	$(24)	$(1)	$4	$5	$72	$—

PGE reports energy commodity derivative fair values as a net asset or liability, which combines purchases and sales expected to settle in the years noted above. Energy commodity fair values exposed to commodity price risk are primarily related to purchase contracts, which are slightly offset by sales.

PGE’s energy portfolio activities are subject to regulation, with related costs included in retail prices approved by the OPUC. The timing differences between the recognition of gains and losses on certain derivative instruments and their realization and subsequent recovery in prices are deferred as regulatory assets and regulatory liabilities to reflect the effects of regulation, significantly mitigating commodity price risk for the Company. As contracts are settled, these deferrals reverse and are recognized as Purchased power and fuel or Revenues, net in the statements of income and expected to be included in the PCAM. PGE remains subject to cash flow risk in the form of collateral requirements based on the value of open positions and regulatory risk if recovery is disallowed by the OPUC. PGE attempts to mitigate both types of risks through prudent energy procurement practices.

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

As of December 31, 2021, a 10% change in the value of the Canadian dollar would result in an immaterial change in exposure for transactions that will settle over the next twelve months.

Interest Rate Risk

To meet short-term cash requirements, PGE has the ability to issue commercial paper for terms of up to 270 days and has a revolving credit facility that permits same day borrowings. Although any borrowings under the commercial paper program or the revolving credit facility carry a fixed rate during their respective terms, the short-term nature of such borrowings subjects the Company to fluctuations in interest rates that result from changes in market conditions. As of December 31, 2021, PGE had no borrowings outstanding under its revolving credit facility and no commercial paper outstanding.

PGE currently has no financial instruments to mitigate risk related to changes in short-term interest rates, including those on commercial paper; however, it may consider such instruments in the future as considered necessary.

As of December 31, 2021, the total fair value and carrying amounts, excluding unamortized debt expense, by maturity date of PGE’s long-term debt are as follows (in millions):

	Total Fair Value	Carrying Amounts by Maturity Date
		Total	2022	2023	2024	2025	2026	There- after
First Mortgage Bonds	$3,708	$3,180	$—	$—	$80	$—	$—	$3,100
Pollution Control Revenue Bonds	123	119	—	—	—	—	—	119
Total	$3,831	$3,299	$—	$—	$80	$—	$—	$3,219

As of December 31, 2021, PGE had no long-term debt instruments subject to interest rate risk exposures.

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

The large number and diversified base of residential, commercial, and industrial customers, combined with the Company’s ability to discontinue service, within certain limits currently in place due to the Company’s response to COVID-19, as described in “COVID-19 Impacts” in the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contribute to reduce credit risk with respect to trade accounts receivable from retail sales. Estimates are used to provide an allowance for uncollectible accounts receivable related to retail sales to address such risk.

As of December 31, 2021, PGE’s credit risk exposure is $173 million for commodity activities, of which $170 million is with externally-rated investment grade counterparties. The underlying transactions that make up the exposure will mature from 2022 to 2025. The exposure is included in accounts receivable and price risk management assets, offset by related accounts payable and price risk management liabilities.

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

The following financial statements and report are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Portland General Electric Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Portland General Electric Company and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
•For selected regulatory assets that represented an accumulation of incurred costs, we performed substantive audit procedures by selecting individual items within the detail of selected regulatory assets and evaluated whether the selected items were probable of recovery based on existing regulatory orders or past precedent for similar items.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 16, 2022

We have served as the Company’s auditor since 2004.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Revenues, net	$2,425	$2,151	$2,121
Alternative revenue programs, net of amortization	(29)	(6)	$2
Total Revenues	2,396	2,145	2,123
Operating expenses:
Purchased power and fuel	822	708	614
Generation, transmission and distribution	310	293	323
Administrative and other	336	283	290
Depreciation and amortization	404	454	409
Taxes other than income taxes	146	138	134
Total operating expenses	2,018	1,876	1,770
Income from operations	378	269	353
Interest expense, net	137	136	128
Other income:
Allowance for equity funds used during construction	17	16	10
Miscellaneous income (expense), net	9	6	6
Other income, net	26	22	16
Income before income taxes	267	155	241
Income tax expense	23	—	27
Net income	$244	$155	$214

Weighted-average shares outstanding (in thousands):
Basic	89,481	89,485	89,353
Diluted	89,627	89,645	89,559

Earnings per share:
Basic	$2.72	$1.73	$2.39
Diluted	$2.72	$1.72	$2.39

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2021	2020	2019
Net income	$244	$155	$214
Other comprehensive income (loss)—Change in compensation retirement benefits liability and amortization, net of taxes of an immaterial amount in 2021, $1 million in 2020, and an immaterial amount in 2019	1	(1)	(1)
Comprehensive income	$245	$154	$213

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$52	$257
Accounts receivable, net	329	271
Inventories, at average cost:
Materials and supplies	51	49
Fuel	27	23
Regulatory assets—current	24	23
Other current assets	205	98
Total current assets	688	721
Electric utility plant:
In service	11,838	10,974
Accumulated depreciation and amortization	(4,146)	(3,864)
In service, net	7,692	7,110
Construction work-in-progress	313	429
Electric utility plant, net	8,005	7,539
Regulatory assets—noncurrent	533	569
Nuclear decommissioning trust	47	45
Non-qualified benefit plan trust	45	42
Other noncurrent assets	176	153
Total assets	$9,494	$9,069

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(In millions, except share amounts)

	As of December 31,
	2021	2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244	$153
Liabilities from price risk management activities—current	47	14
Short-term debt	—	150
Current portion of long-term debt	—	160
Current portion of finance lease obligations	20	16
Accrued expenses and other current liabilities	457	322
Total current liabilities	768	815
Long-term debt, net of current portion	3,285	2,886
Regulatory liabilities—noncurrent	1,360	1,369
Deferred income taxes	413	374
Unfunded status of pension and postretirement plans	206	299
Liabilities from price risk management activities—noncurrent	90	136
Asset retirement obligations	238	270
Non-qualified benefit plan liabilities	95	101
Finance lease obligations, net of current portion	273	129
Other noncurrent liabilities	59	77
Total liabilities	6,787	6,456
Commitments and contingencies (see notes)
Shareholders’ equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 160,000,000 shares authorized; 89,410,612 and 89,537,331 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,241	1,231
Accumulated other comprehensive loss	(10)	(11)
Retained earnings	1,476	1,393
Total shareholders’ equity	2,707	2,613
Total liabilities and shareholders’ equity	$9,494	$9,069

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share and per share amounts)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance as of December 31, 2018	89,267,959	$1,212	$(7)	$1,301	$2,506
Shares issued pursuant to equity-based plans	119,165	1	—	—	1
Stock-based compensation	—	7	—	—	7
Dividends declared ($1.5175 per share)	—	—	—	(136)	(136)
Net income	—	—	—	214	214
Reclassification of stranded tax effects due to Tax Reform	—	—	(2)	2	—
Other comprehensive (loss)	—	—	(1)	—	(1)
Balance as of December 31, 2019	89,387,124	1,220	(10)	1,381	2,591
Shares issued pursuant to equity-based plans	150,207	2	—	—	2
Stock-based compensation	—	9	—	—	9
Dividends declared ($1.5850 per share)	—	—	—	(143)	(143)
Net income	—	—	—	155	155
Other comprehensive (loss)	—	—	(1)	—	(1)
Balance as of December 31, 2020	89,537,331	1,231	(11)	1,393	2,613
Shares issued pursuant to equity-based plans	123,281	—	—	—	—
Stock-based compensation	—	13	—	—	13
Repurchase of common stock	(250,000)	(3)	—	(9)	(12)
Dividends declared ($1.6975 per share)	—	—	—	(152)	(152)
Net income	—	—	—	244	244
Other comprehensive income	—	—	1	—	1
Balance as of December 31, 2021	89,410,612	$1,241	$(10)	$1,476	$2,707

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$244	$155	$214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404	454	409
Deferred income taxes	5	(23)	6
Allowance for equity funds used during construction	(17)	(16)	(10)
Pension and other postretirement benefits	24	22	21
Decoupling mechanism deferrals, net of amortization	29	6	(2)
(Amortization) Deferral of net benefits due to Tax Reform	—	(23)	(23)
Stock-based compensation	14	11	9
Deferral of incremental storm costs	(67)	—	—
Deferral of incremental wildfire costs	(30)	(15)	—
Other non-cash income and expenses, net	(10)	23	34
Changes in working capital:
(Increase) decrease in receivables and unbilled revenues	(64)	(24)	30
Decrease (increase) in margin deposits	(29)	8	—
Increase (decrease) in payables and accrued liabilities	61	26	(16)
Increase in margin deposits from wholesale counterparties	58	—	—
Other working capital items, net	(21)	17	(12)
Contribution to non-qualified employee benefit trust	(11)	(11)	(11)
Contribution to pension and other postretirement plans	(2)	(2)	(65)
Asset retirement obligation settlements	(18)	(18)	(9)
Other, net	(38)	(23)	(29)
Net cash provided by operating activities	532	567	546
Cash flows from investing activities:
Capital expenditures	(636)	(784)	(606)
Purchases of nuclear decommissioning trust securities	(10)	(6)	(8)
Sales of nuclear decommissioning trust securities	12	9	13
Proceeds from sale of properties	4	—	—
Other, net	(26)	(6)	(3)
Net cash used in investing activities	(656)	(787)	(604)

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)

	Years Ended December 31,
	2021	2020	2019

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$400	$549	$470
Payments on long-term debt	(160)	(98)	(350)
Debt extinguishment costs	—	(2)	(9)
Borrowings on short-term debt	200	275	—
Payments on short-term debt	(350)	(125)	—
Dividends paid	(150)	(140)	(134)
Repurchase of common stock	(12)	—	—
Other	(9)	(12)	(8)
Net cash provided by (used in) financing activities	(81)	447	(31)
Increase (decrease) in cash and cash equivalents	(205)	227	(89)
Cash and cash equivalents, beginning of year	257	30	119
Cash and cash equivalents, end of year	$52	$257	$30

Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$120	$113	$116
Income taxes	16	17	33
Non-cash investing and financing activities:
Accrued capital additions	87	72	76
Accrued dividends payable	40	38	36
See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Nature of Operations

Portland General Electric Company (PGE or the Company) is a single, vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the state of Oregon. The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to obtain reasonably-priced power for its retail customers. PGE is committed to developing products and service offerings for the benefit of retail and wholesale customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. The Company owns unregulated, non-utility real estate comprised primarily of PGE’s corporate headquarters. The Company’s corporate headquarters is located in Portland, Oregon and its approximately four thousand square mile, state-approved service area is located entirely within the state of Oregon. PGE’s allocated service area includes 51 incorporated cities. As of December 31, 2021, PGE served approximately 917 thousand retail customers with a service area population of approximately 1.9 million.

As of December 31, 2021, PGE had 2,839 employees in its workforce, with 678 employees covered under one of two separate agreements with Local Union No. 125 of the International Brotherhood of Electrical Workers. The agreements cover 614 and 64 employees and expire March 2022 and August 2022, respectively. PGE also utilizes independent contractors and temporary personnel to supplement its workforce.

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

Reclassifications

To conform with current year presentation, the Company has reclassified Deferral of incremental wildfire costs of $1 million from Other non-cash income and expenses, net and $14 million from Other, net in the operating activities section of the consolidated statements of cash flows for the year ended December 31, 2020.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

Highly liquid investments with maturities of three months or less at the date of acquisition are classified as cash equivalents, of which PGE had $44 million as of December 31, 2021 and $255 million as of December 31, 2020 included within Cash and cash equivalents in the consolidated balance sheets.

Accounts Receivable

Accounts receivable are recorded at invoiced amounts based on prices that are subject to federal (FERC) and state (OPUC) regulations. Balances do not bear interest; however, late fees are assessed beginning 8 business days after the invoice due date. Accounts that are inactivated due to nonpayment are charged-off in the period in which the receivable is deemed uncollectible, but no sooner than 45 business days after the due date of the final invoice. During 2021 and 2020, the Company has taken steps to support customers during the COVID-19 pandemic, including suspending late fees and developing time payment arrangements.

Provisions for uncollectible accounts receivable and unbilled revenues related to retail sales are charged to Administrative and other expense and are recorded in the same period as the related revenues, with an offsetting credit to the allowance for uncollectible accounts. Such estimates for credit losses are based on management’s assessment of the current and forecasted probability of collection, aging of accounts receivable, bad debt write-offs experience, actual customer billings, economic conditions, and other factors that help determine credit loss estimates for accounts receivable and unbilled revenues. For more information on PGE’s provision for uncollectible accounts receivable and unbilled revenues see “Accounts Receivable, Net” in Note 4, Balance Sheet Components. A portion of PGE’s provision for uncollectible accounts receivable and unbilled revenues is deferred as a regulatory asset, for more information see “COVID-19 Impacts” in Note 7, Regulatory Assets and Liabilities.

Provisions for uncollectible accounts receivable related to wholesale sales are charged to Purchased power and fuel expense and are recorded periodically based on a review of counterparty non-performance risk and contractual right of offset when applicable. There have been no material write-offs of accounts receivable related to wholesale sales in 2021, 2020, or 2019.

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

Pursuant to transactions entered into in connection with PGE’s price risk management activities, the Company may be required to provide collateral to certain counterparties. The collateral requirements are based on the contract terms and commodity prices and can vary period to period. Cash deposits provided as collateral are included within Other current assets in the consolidated balance sheets and were $37 million as of December 31, 2021 and $8 million as of December 31, 2020. Letters of credit provided as collateral are not recorded on the Company’s consolidated balance sheets and were $18 million and $12 million as of December 31, 2021 and 2020, respectively.

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

Electric Utility Plant

Capitalization Policy

Electric utility plant is capitalized at original cost, which includes direct labor, materials and supplies, and contractor costs, as well as indirect costs such as engineering, supervision, employee benefits, and an allowance for funds used during construction (AFUDC). Plant replacements are capitalized, with minor items charged to expense as incurred. Periodic major maintenance inspections and overhauls at PGE’s generating plants are charged to expense as incurred, subject to regulatory accounting as applicable. Costs to purchase or develop software applications for internal use only are capitalized and amortized over the estimated useful life of the software. Costs of obtaining FERC licenses for the Company’s hydroelectric projects are capitalized and amortized over the related license period.

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

PGE records AFUDC, which is intended to represent the Company’s cost of funds used for construction purposes, based on the rate granted in the latest general rate case for equity funds and the cost of actual borrowings for debt funds. On June 30, 2020 the FERC issued a waiver that provides that, for the 12-month period starting March 2020, jurisdictional utilities may apply an alternative AFUDC calculation formula that excludes the actual outstanding short-term debt balance and replaces it with the simple average of the actual 2019 short-term debt balance. The purpose of the waiver is to allow relief from the detrimental impacts of issuing short-term debt on the allowance for equity funds used during construction in response to COVID-19. PGE adopted the waiver in the second quarter of 2020. The FERC has subsequently extended the waiver through March 31, 2022.

AFUDC is capitalized as part of the cost of plant and credited to the consolidated statements of income. The average rate used by PGE was 6.7% in 2021, 6.9% in 2020, and 7.1% in 2019. AFUDC from borrowed funds, reflected as a reduction to Interest expense, net, was $8 million in 2021, $8 million in 2020, and $5 million in 2019. AFUDC from equity funds, included in Other income, net, was $17 million in 2021, $16 million in 2020, and $10 million in 2019.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Depreciation and Amortization

Depreciation is computed using the straight-line method, based upon original cost, and includes an estimate for cost of removal and expected salvage. Depreciation expense as a percent of the related average depreciable plant in service was 3.4% in 2021, 3.5% in 2020, and 3.6% in 2019. A component of depreciation expense includes estimated asset retirement removal costs allowed in customer prices.

Periodic studies are conducted to update depreciation parameters (i.e. retirement dispersion patterns, average service lives, and net salvage rates), including estimates of asset retirement obligations (AROs) and asset retirement removal costs. The studies are conducted at a minimum of every five years and are filed with the OPUC for approval and inclusion in a future rate proceeding. In 2021, PGE completed a depreciation study based on 2019 data, with an order received from the OPUC in December 2021 authorizing new depreciation rates effective May 9, 2022.

Thermal generation plants are depreciated using a life-span methodology which ensures that plant investment is recovered by the estimated retirement dates, which range from 2030 to 2061. Depreciation is provided on PGE’s other classes of plant in service over their estimated average service lives, which are as follows (in years):

Generation, excluding thermal:
Hydro	97
Wind	30
Transmission	58
Distribution	46
General	15

When property is retired and removed from service, the original cost of the depreciable property units, net of any related salvage value, is charged to accumulated depreciation. Cost of removal expenditures are recorded against AROs or to accumulated asset retirement removal costs, if applicable, and included in Regulatory liabilities.

Intangible plant consists primarily of computer software development costs, which are amortized over either five or ten years, and hydro licensing costs, which are amortized over the applicable license term, which range from 30 to 50 years. Accumulated amortization was $446 million and $388 million as of December 31, 2021 and 2020, respectively, with amortization expense of $58 million in 2021 and $64 million in both 2020 and 2019. Future estimated amortization expense as of December 31, 2021 is as follows: $59 million in 2022; $51 million in 2023; $46 million in 2024; $33 million in 2025; and $25 million in 2026.

Marketable Securities

Nuclear decommissioning trust

Reflects assets held in trust to cover general decommissioning costs and operation of the Independent Spent Fuel Storage Installation (ISFSI) at the decommissioned Trojan nuclear power plant (Trojan), which was closed in 1993. The Nuclear decommissioning trust (NDT) includes contributions made by the Company, less qualified expenditures, plus any realized and unrealized gains and losses on the investments held therein.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
All of PGE’s investments in marketable securities included in NDT and NQBP trust on the consolidated balance sheets, are classified as equity or trading debt securities. These securities are classified as noncurrent because they are not available for use in operations. Such securities are stated at fair value based on quoted market prices. Realized and unrealized gains and losses on the NQBP trust assets are included in Other income, net. Realized and unrealized gains and losses on the NDT fund assets are recorded as regulatory liabilities or assets, respectively, for future ratemaking treatment. The cost of securities sold in the NDT and the NQBP are based on the first in first out method.

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

To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. PGE’s authorized ROE was 9.5% for 2021, 2020, and 2019.

Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues, net in PGE’s consolidated statements of income, while any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense. For the year ended December 31, 2021, PGE’s actual NVPC was $62 million above baseline NVPC, which is outside the established deadband range. Pursuant to the PCAM and related earnings test, as of December 31, 2021, PGE has deferred $29 million which represents 90% of the excess variance expected to be collected from customers. A final determination regarding the 2021 PCAM results will be made by the OPUC through a public filing and review in 2022. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings. For the year ended December 31, 2020, excluding certain trading losses totaling $127 million, for which PGE did not pursue recovery from customers, actual NVPC was below baseline NVPC by $13 million, which was within the established deadband range. Accordingly, no estimated refund to customers was recorded as of December 31, 2020. A final determination regarding the 2020 PCAM results was made by the OPUC through a public filing and review in 2021, which confirmed no refund to customers pursuant to the PCAM for 2020.

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

For additional information concerning the Company’s AROs, see Note 8, Asset Retirement Obligations.

The difference between the timing of the recognition of ARO depreciation and accretion expenses and the amount included in customers’ prices is recorded as a regulatory asset or liability in the Company’s consolidated balance sheets. As of December 31, 2021, PGE had a net regulatory liability related to Utility plant AROs in the amount of $43 million and a net regulatory asset related to Trojan decommissioning ARO activities of $90 million. As of December 31, 2020, PGE had a net regulatory liability related to Utility plant AROs in the amount of $37 million and a net regulatory asset related to Trojan decommissioning ARO activities of $88 million. For additional information concerning the Company’s regulatory assets and liabilities related to AROs, see Note 7, Regulatory Assets and Liabilities.

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

Franchise taxes, which are collected from customers and remitted to taxing authorities, are recorded on a gross basis in PGE’s consolidated statements of income. Amounts collected from customers are included in Revenues, net and amounts due to taxing authorities are included in Taxes other than income taxes and totaled $48 million in 2021, $46 million in 2020, and $45 million in 2019.

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

In the 2022 General Rate Case (2022 GRC), parties reached an agreement that would eliminate PGE’s decoupling mechanism upon the effective date of new customer prices pursuant to the case, which are expected to begin in May 2022. Subject to approval by the OPUC, which is expected in a final order by April 2022, deferrals would cease, although amortization of previously recorded deferrals would continue as scheduled until collected or refunded in future customer prices.

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

Because PGE is a rate-regulated enterprise, changes in certain deferred tax assets and liabilities are required to be passed on to customers through future prices and are charged or credited directly to a regulatory asset or regulatory liability. Such amounts were recognized as net regulatory liabilities of $208 million and $239 million as of December 31, 2021 and 2020, respectively, and will primarily be amortized using the average rate assumption method to account for the refund to customers as the temporary differences reverse.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 3: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Year Ended December 31,
	2021	2020	2019
Retail:
Residential	$1,118	$1,030	$981
Commercial	690	616	636
Industrial	250	218	196
Direct access customers	47	46	44
Subtotal	2,105	1,910	1,857
Alternative revenue programs, net of amortization	(29)	(6)	2
Other accrued (deferred) revenues, net (1)	2	28	22
Total retail revenues	2,078	1,932	1,881
Wholesale revenues (2)	255	162	170
Other operating revenues	63	51	72
Total revenues	$2,396	$2,145	$2,123

(1) Amounts for the year ended December 31, 2020 and 2019 is primarily comprised of $24 million and $23 million of amortization, respectively, including interest, related to the net tax benefits due to the change in corporate tax rate under the United States Tax Cuts and Jobs Act of 2017 (TCJA).
(2) Wholesale revenues include $63 million, $65 million, and $50 million related to physical electricity commodity contract derivative settlements for the years ended December 31, 2021, 2020, and 2019, respectively. Price risk management derivative activities are included within Total revenues but do not represent revenues from contracts with customers as defined by GAAP, pursuant to Topic 606. For further information, see Note 6, Risk Management.

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

NOTE 4: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net includes $117 million and $97 million of unbilled revenues as of December 31, 2021 and 2020, respectively. Accounts receivable is net of an allowance for uncollectible accounts of $26 million as of December 31, 2021 and $16 million as of December 31, 2020. The following is the activity in the allowance for uncollectible accounts (in millions):

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Years Ended December 31,
	2021	2020	2019
Balance as of beginning of year	$16	$5	$15
Increase in provision *	35	15	2
Amounts written off, less recoveries	(25)	(4)	(12)
Balance as of end of year	$26	$16	$5

* PGE has deferred as a regulatory asset $29 million and $8 million in bad debt expense pursuant to the OPUC’s COVID-19 deferral order as of December 31, 2021 and December 31, 2020, respectively.

Other Current Assets and Accrued Expenses and Other Current Liabilities

Other current assets and Accrued expenses and other current liabilities consist of the following (in millions):

	As of December 31,
	2021	2020
Other current assets:
Prepaid expenses	$66	$57
Margin deposits	37	8
Assets from price risk management activities	102	33
	$205	$98
Accrued expenses and other current liabilities:
Regulatory liabilities—current	$106	$23
Accrued employee compensation and benefits	67	67
Accrued dividends payable	40	38
Accrued interest payable	29	29
Accrued taxes payable	46	36
Margin deposits from wholesale counterparties	58	—
Other	111	129
	$457	$322

Electric Utility Plant, Net

Electric utility plant, net consist of the following (in millions):

	As of December 31,
	2021	2020
Electric utility plant:
Generation	$4,649	$4,436
Transmission	1,012	970
Distribution	4,469	4,136
General	914	679
Intangible	794	753
Total in service	11,838	10,974
Accumulated depreciation and amortization	(4,146)	(3,864)
Total in service, net	7,692	7,110
Construction work-in-progress	313	429
Electric utility plant, net	$8,005	$7,539

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE determines the fair value of financial instruments, both assets and liabilities recognized and not recognized in the Company’s consolidated balance sheets, for which it is practicable to estimate fair value for each reporting period. The Company then classifies these financial assets and liabilities based on a fair value hierarchy applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are discussed below.

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

PGE recognizes transfers between levels in the fair value hierarchy as of the end of the reporting period for all of its financial instruments. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels during the years ended December 31, 2021 and 2020, except those presented in this note.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	December 31, 2021
	Level 1	Level 2	Level 3	Other(2)	Total
Assets:
Cash equivalents	$44	$—	$—	$—	$44
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	9	10	—	—	19
Corporate credit	—	14	—	—	14
Money market funds measured at NAV (2)	—	—	—	14	14
Non-qualified benefit plan trust: (3)
Money market funds	1	—	—	—	1
Equity securities—domestic	4	—	—	—	4
Debt securities—domestic government	4	—	—	—	4
Price risk management activities: (1) (4)
Electricity	—	16	1	—	17
Natural gas	—	115	5	—	120
	$62	$155	$6	$14	$237
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$33	$90	$—	$123
Natural gas	—	13	1	—	14
	$—	$46	$91	$—	$137

(1)Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in regulatory assets or regulatory liabilities as appropriate.
(2)Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.
(3)Excludes insurance policies of $36 million which are recorded at cash surrender value.
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
		`

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

				Significant	Price per Unit
	Fair Value		Valuation	Unobservable			Weighted
Commodity Contracts	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
As of December 31, 2021:
Electricity physical forwards	$—	$90	Discounted cash flow	Electricity forward price (per MWh)	$16.66	$129.75	$43.73
Natural gas financial swaps	5	1	Discounted cash flow	Natural gas forward price (per Dth)	2.02	8.02	2.81
Electricity financial futures	1	—	Discounted cash flow	Electricity forward price (per MWh)	26.76	68.43	52.46
	$6	$91
As of December 31, 2020:
Electricity physical forwards	$—	$141	Discounted cash flow	Electricity forward price (per MWh)	$11.17	$51.18	$29.74
Natural gas financial swaps	1	1	Discounted cash flow	Natural gas forward price (per Dth)	1.52	4.33	2.29
Electricity financial futures	4	—	Discounted cash flow	Electricity forward price (per MWh)	8.78	58.42	43.71
	$5	$142

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
Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Years Ended December 31,
	2021	2020
Net liabilities from price risk management activities as of beginning of year	$137	$97
Net realized and unrealized losses/(gains) *	(50)	38
Net transfers from Level 3 to Level 2	(2)	2
Net liabilities from price risk management activities as of end of year	$85	$137
Level 3 net unrealized losses/(gains) that have been fully offset by the effect of regulatory accounting	$(55)	$47

* Includes $5 million in net realized gains in 2021 and $9 million in 2020.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. During the years ended December 31, 2021 and 2020, there were no transfers into Level 3 from Level 2. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers into and from Level 3 at the end of the reporting period for all of its derivative instruments.

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

As of December 31, 2021, the carrying amount of PGE’s long-term debt was $3,285 million, net of $14 million of unamortized debt expense, and its estimated aggregate fair value was $3,831 million. As of December 31, 2020, the carrying amount of PGE’s long-term debt was $3,046 million, net of $13 million of unamortized debt expense, with an estimated aggregate fair value of $3,808 million.

For fair value information concerning the Company’s pension plan assets, see Note 11, Employee Benefits.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 6: RISK MANAGEMENT

Price Risk Management

PGE participates in the wholesale marketplace to balance its supply of power, which consists of its own generation combined with wholesale market transactions, to meet the needs of its retail customers, manage risk, and administer the Company’s long-term wholesale contracts. Wholesale market transactions include purchases and sales of both power and fuel resulting from economic dispatch decisions with respect to Company-owned generating resources. The Company also performs portfolio management and wholesale market sales services for third parties in the region. As a result of this ongoing business activity, PGE is exposed to commodity price risk and foreign currency exchange rate risk, from which changes in prices and/or rates may affect the Company’s financial position, results of operations, or cash flows.

PGE utilizes derivative instruments to manage its exposure to commodity price risk and foreign exchange rate risk in order to reduce volatility in NVPC for its retail customers. Such derivative instruments, recorded at fair value on the consolidated balance sheets, may include forward, future, swap, and option contracts for electricity, natural gas, and foreign currency, with changes in fair value recorded in the consolidated statements of income. PGE also enters into non-exchange-traded weather contract options, which are accounted for using the intrinsic value method. In accordance with ratemaking and cost recovery processes authorized by the OPUC, the Company recognizes a regulatory asset or liability to defer the gains and losses from derivative activity until settlement of the associated derivative instrument. PGE may designate certain derivative instruments as cash flow hedges or may use derivative instruments as economic hedges. The Company does not intend to engage in trading activities for non-retail purposes.

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	As of December 31,
	2021	2020
Current assets:
Commodity contracts:
Electricity	$16	$4
Natural gas	86	29
Total current derivative assets(1)	102	33
Noncurrent assets:
Commodity contracts:
Electricity	1	4
Natural gas	34	8
Total noncurrent derivative assets(1)	35	12
Total derivative assets(2)	$137	$45
Current liabilities:
Commodity contracts:
Electricity	$36	$13
Natural gas	11	2
Total current derivative liabilities	47	15
Noncurrent liabilities:
Commodity contracts:
Electricity	87	133
Natural gas	3	3
Total noncurrent derivative liabilities	90	136
Total derivative liabilities(2)	$137	$151

(1)Total current derivative assets is included in Other current assets, and Total noncurrent derivative assets is included in Other noncurrent assets on the consolidated balance sheets.
(2)As of December 31, 2021 and 2020, no commodity derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	As of December 31,
	2021		2020
Commodity contracts:
Electricity	4	MWh	6	MWh
Natural gas	181	Dth	137	Dth
Foreign currency contracts	$19	Canadian	$19	Canadian

PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement at gross values on the consolidated balance sheet. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of December 31, 2021, gross amounts included as Price risk management liabilities

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
subject to master netting agreements were $3 million, for which PGE has posted no collateral. Of the gross amounts recognized as of December 31, 2021, $1 million was for electricity and $2 million was for natural gas. As of December 31, 2020, gross amounts included as Price risk management liabilities subject to master netting agreements were $2 million, for which PGE has posted no collateral. Of the gross amounts recognized as of December 31, 2020, $1 million was for electricity and $1 million was for natural gas.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Purchased power and fuel in the consolidated statements of income and were as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Commodity contracts:
Electricity	$(38)	$160	$20
Natural Gas	(177)	(34)	(32)
Foreign currency contracts	—	(1)	(1)
Net unrealized and certain net realized losses (gains) presented in the table above are offset within the consolidated statements of income by the effects of regulatory accounting. Of the net amounts recognized in Net income, net gains of $119 million, net losses of $12 million, and net gains of $2 million for the years ended December 31, 2021, 2020 and 2019, respectively, have been offset.

Assuming no changes in market prices and interest rates, the following table presents the years in which the net unrealized (gains)/losses recorded as of December 31, 2021 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total
Commodity contracts:
Electricity	$20	$2	$3	$4	$5	$72	$106
Natural gas	(76)	(26)	(4)	—	—	—	(106)
Net unrealized (gain)/loss	$(56)	$(24)	$(1)	$4	$5	$72	$—

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2021 was $128 million, for which the Company has posted $38 million in collateral, consisting of $18 million of letters of credit and $20 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered as of December 31, 2021, the cash requirement to either post as collateral or settle the instruments immediately would have been $101 million. As of December 31, 2021, PGE had $14 million posted cash collateral for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s consolidated balance sheet.

As of December 31, 2021, PGE received from counterparties $68 million in collateral, consisting of $10 million of letters of credit and $58 million of cash. Increases in collateral received from counterparties is due to the increase in PGE’s derivative asset position. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

PGE is exposed to credit risk in its commodity price risk management activities related to potential nonperformance by counterparties. Credit risk may be concentrated to the extent PGE’s counterparties have similar economic, industry or other characteristics and due to direct or indirect relationships among the counterparties. The Company manages the risk of counterparty default according to its credit policies by performing financial credit reviews, setting limits and monitoring exposures, and requiring collateral (in the form of cash, letters of credit, and guarantees) when needed. PGE also uses standardized enabling agreements and, in certain cases, master netting agreements, which allow for the netting of positive and negative exposures under multiple agreements with counterparties. Despite such mitigation efforts, defaults by counterparties may periodically occur. Based upon periodic review and evaluation, allowances are recorded as needed to reflect credit risk related to wholesale accounts receivable.

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

Regulatory assets and liabilities consist of the following (dollars in millions):

	Remaining Amortization Period	As of December 31,
		2021			2020
		Earning a Return (1)	Not Earning a Return	Total	Total
Regulatory assets:
Price risk management	(2)	$—	$55	$55	$124
Pension plan	(3)	—	131	131	240
Debt issuance costs	2049	—	23	23	25
Trojan decommissioning activities	2059	—	90	90	95
February 2021 ice storm and damage	(4)	67	—	67	—
Power cost adjustment mechanism	(5)	29	—	29	—
2020 Labor Day wildfire	(4)	45	—	45	15
COVID-19	(4)	36	—	36	10
Other	Various	58	23	81	83
Total regulatory assets		$235	$322	$557	$592
Regulatory liabilities:
Asset retirement removal costs	(6)	$1,047	$—	$1,047	$1,016
Deferred income taxes	(7)	208	—	208	239
Asset retirement obligations	(6)	43	—	43	37
Price risk management	(2)	—	55	55	18
Other	Various	57	56	113	82
Total regulatory liabilities		$1,355	$111	$1,466	$1,392

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(1)Earning a return includes either interest on the regulatory asset or liability, or inclusion of the regulatory asset or liability as an increase or decrease to rate base at the allowed rate of return.
(2)No amortization period in accordance with ratemaking and cost recovery processes authorized by the OPUC, PGE recognizes a regulatory asset or liability to defer unrealized losses or gains on derivative instruments until settlement.
(3)Recovery expected over the average service life of employees.
(4)Amortization period not yet determined.
(5)Amortization period not yet determined. A final determination regarding the 2021 PCAM results will be made by the OPUC through a public filing and review in 2022. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.
(6)Recovery or refund expected over the estimated lives of the underlying assets and treated as a reduction to rate base.
(7)Refund expected primarily through amortization using the average rate assumption method over the average life of the underlying assets and treated as a reduction to rate base.

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

Trojan decommissioning activities represents the deferral of ongoing costs and adjustments to the Trojan ARO associated with monitoring spent nuclear fuel at Trojan, net of amortization of customer collections. In addition, proceeds received from the United States Department of Energy (USDOE) for the reimbursement of costs to monitor the ISFSI is deferred and offsets customer collections.

February 2021 ice storm and damage represent the costs not previously included for recovery in customer prices related to major storm damage incurred during the twelve months ended December 31, 2021. Such costs were incurred to repair damage to PGE’s transmission and distribution systems and restore power to customers as a result of the historic storms that ultimately led Oregon’s Governor to declare a state of emergency on February 13, 2021. On February 15, 2021, the Company filed an application for authorization to defer emergency restoration costs for the February storms (Docket UM 2156). PGE does not expect an OPUC decision on the February storm deferral until 2022. While the Company believes the full amount of the deferral is probable of recovery as PGE’s prudently incurred costs were in response to the unique and unprecedented nature of the storms, the OPUC has significant discretion in making the final determination of recovery and their conclusions of overall prudence, including an earnings review, and could result in a portion, or all, of PGE’s deferral being disallowed for recovery.

Power Cost Adjustment Mechanism—As of December 31, 2021, actual NVPC was $62 million above baseline NVPC, and therefore PGE has deferred $29 million which represents 90% of the excess variance expected to be collected from customers. A final determination regarding the 2021 PCAM results will be made by the OPUC through a public filing and review in 2022. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings. For additional information on the PCAM, see “Power Cost Adjustment Mechanism” in Note 2, Summary of Significant Accounting Policies.

Wildfire—In 2020, Oregon experienced one of the most destructive wildfire seasons on record, with over one million acres of land burned that ultimately led Oregon’s Governor to declare a state of emergency on August 20,

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
2020. As a result, PGE has incurred costs to replace and rebuild PGE facilities damaged by the fires, as well as addressing fire-damaged vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. Ongoing costs include replacing equipment, enhanced tree and brush clearing, and making emergency plans in close partnership with local, state, and federal land and emergency management agencies to further expand the use of a public safety power shutoff, if the need should arise. On October 20, 2020, the OPUC formally approved PGE’s request for deferral of such costs (Docket UM 2115). As of December 31, 2021 and December 31, 2020, PGE’s cumulative deferred costs related to the wildfire response was $45 million and $15 million, respectively. PGE continues to assess the damage to its infrastructure and expects regulatory recovery of prudently incurred restoration costs. PGE believes the full amount of the 2020 and 2021 deferrals are probable of recovery as the Company’s prudently incurred costs were in response to the unique and unprecedented nature of the wildfire events leading to the deferral. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

COVID-19 Impacts—The COVID-19 pandemic led Oregon’s Governor to declare a state of emergency on March 8, 2020 and is still in effect. Due to the adverse impacts of COVID-19 on economic activity, PGE has experienced an increase in bad debt expense, lost revenue, and other incremental costs. On March 20, 2020, PGE filed an application with the OPUC for deferral of certain incremental costs, such as bad debt expense, related to COVID-19. PGE, other utilities under the OPUC’s jurisdiction, intervenors, and OPUC staff held discussions regarding the scope of costs incurred by utilities which may qualify for deferral under Docket UM2114, Investigation into the Effects of the COVID-19 Pandemic on Utility Customers. The result of such discussions was an Energy Term Sheet (Term Sheet), which dictates costs in scope for deferral but is silent to the timing of recovery of such costs. On September 24, 2020, the Commission adopted a proposed OPUC Staff motion for Staff to execute stipulations incorporating the terms of the Term Sheet. PGE’s deferral application was approved by the Commission on October 20, 2020 with final stipulations for the Term Sheet approved on November 3, 2020. As of December 31, 2021 and December 31, 2020, PGE’s deferred balance was $36 million and $10 million, respectively, comprised primarily of bad debt expense in excess of what is currently considered and collected in customer prices. Amortization of any deferred costs will remain subject to OPUC review prior to amortization in customer prices and would be subject to an earnings test. PGE believes the full amount of the 2020 and 2021 deferrals is probable of recovery as the Company’s prudently incurred costs were in response to the unique nature of the COVID-19 pandemic health emergency. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 8: ASSET RETIREMENT OBLIGATIONS

AROs consist of the following (in millions):

	As of December 31,
	2021	2020
Trojan decommissioning activities	$139	$139
Utility plant	95	118
Non-utility property	35	34
Total asset retirement obligations	269	291
Less: current portion *	31	21
Noncurrent asset retirement obligations	$238	$270

*    Current portion of AROs are classified within Accrued expenses and other current liabilities in the consolidated balance sheets.

Trojan decommissioning activities represents the present value of future decommissioning costs for PGE’s 67.5% ownership interest in Trojan, which ceased operation in 1993. The remaining decommissioning activities primarily consist of the long-term operation and decommissioning of the ISFSI, an interim dry storage facility that is licensed by the Nuclear Regulatory Commission. The ISFSI will store the spent nuclear fuel at the former plant site until an off-site storage facility is available. Decommissioning of the ISFSI and final site restoration activities will begin once shipment of all the spent fuel to a USDOE facility is complete, which is not expected prior to 2059. In 2021, the Company recorded accretion of $6 million and a reduction of $6 million due to settled liabilities.

Under a settlement agreement reached with the USDOE, the Company receives annual reimbursement from the USDOE for certain costs related to monitoring the ISFSI. Pursuant to this process, the USDOE reimbursed the co-owners $5 million in 2021 for costs incurred in 2020 and $5 million in 2020 for costs incurred in 2019 resulting from USDOE delays in accepting spent nuclear fuel.

Utility plant represents AROs that have been recognized for the Company’s thermal and wind generation sites, and distribution and transmission assets, the disposal of which is legally required. During 2021, the Company recorded an overall decrease in utility AROs of $23 million, with the change comprised of reductions of $14 million due to revisions in estimated cash flows, accretion of $3 million, and a reduction of $12 million due to settled liabilities.
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

In 2020, PGE performed a decommissioning study to update its ARO liability which resulted in a $21 million increase to non-utility property AROs. As part of this study, the Company also established an ARO liability of $3 million related to utility hydro generating properties. In 2020, the ARO was charged to expense in the consolidated statement of income, as regulatory recovery was not yet considered probable. In 2021, PGE completed a depreciation study based on 2019 data, with an order received from the OPUC in December 2021 authorizing new depreciation rates effective May 9, 2022. The OPUC order includes cost recovery of $4 million related to the hydro generating properties. As such, PGE established a regulatory asset and ARO balancing account, resulting in a credit to Depreciation and amortization on the consolidated statements of income of $4 million in 2021.

The following is a summary of the changes in the Company’s AROs (in millions):

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Years Ended December 31,
	2021	2020	2019
Balance as of beginning of year	$291	$279	$197
Liabilities incurred	—	3	—
Liabilities settled	(18)	(18)	(9)
Accretion expense	10	10	9
Revisions in estimated cash flows	(14)	17	82
Balance as of end of year	$269	$291	$279

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

PGE maintains a separate Nuclear decommissioning trust in the consolidated balance sheet for funds collected from customers through prices to cover the cost of Trojan decommissioning activities.

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

NOTE 9: CREDIT FACILITIES

On September 10, 2021, PGE amended and restated its existing revolving credit facility. As of December 31, 2021, PGE had a $650 million revolving credit facility scheduled to expire in September 2026. The Company has the ability to expand the revolving credit facility to $750 million, if needed. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings, and to permit the issuance of standby letters of credit. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65.0% of total capitalization. As of December 31, 2021, PGE was in compliance with this covenant with a 55.9% debt to total capital ratio. In addition, the credit facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. The Company believes these potential adjustments will have an immaterial impact on PGE’s results of operations.

Under the revolving credit facility, as of December 31, 2021, PGE had no borrowings outstanding and there were no commercial paper or letters of credit issued. As a result, the aggregate unused available credit capacity under the revolving credit facility was $650 million.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility to cover any potential need to repay commercial paper that may be outstanding at the time. As of December 31, 2021, PGE had no commercial paper outstanding.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt in the consolidated balance sheets.

In addition, PGE has three letter of credit facilities that provide a total capacity of $220 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, a total of $79 million of letters of credit were outstanding as of December 31, 2021. Outstanding letters of credit are not reflected on the Company’s consolidated balance sheets.

On April 9, 2020, PGE obtained a 364-day unsecured term loan from lenders in the aggregate principal amount of $150 million. The term loan bore interest for the relevant interest period at LIBOR plus 1.25%. The interest rate was subject to adjustment pursuant to the terms of the loan. On March 31, 2021, this term loan was repaid in full with proceeds from the subsequent term loan described below.

On March 31, 2021, PGE obtained an unsecured 364-day term loan in the aggregate principal amount of $200 million. The term loan bore interest for the relevant interest period at LIBOR plus 0.70%, with the interest rate subject to adjustment pursuant to terms of the loan. The credit agreement was set to expire on March 30, 2022, with any outstanding balance due and payable on such date. The term loan was paid off early on September 30, 2021 with proceeds from an FMB issuance.

Pursuant to an order issued by the FERC, the Company is authorized to issue short-term debt in an aggregate amount up to $900 million through February 6, 2024.

Short-term borrowings under these credit facilities, and related interest rates, are reflected in the following table (dollars in millions).

	Year Ended December 31,
	2021	2020	2019
Average daily amount of short-term debt outstanding	$139	$131	$7
Weighted daily average interest rate *	0.9%	1.5%	2.6%
Maximum amount outstanding during the year	$230	$225	$46

*    Excludes the effect of commitment fees, facility fees and other financing fees.

NOTE 10: LONG-TERM DEBT
Long-term debt consists of the following (in millions):

	As of December 31,
	2021	2020
First Mortgage Bonds, rates range from 1.82% to 6.88%, with a weighted average rate of 4.11%% in 2021 and 4.14% in 2020, due at various dates through 2051	$3,180	$2,940
Pollution Control Revenue Bonds, rates at 2.13% and 2.38%, due 2033	119	119
Total long-term debt	3,299	3,059
Less: Unamortized debt expense	(14)	(13)
Less: Current portion of long-term debt	—	(160)
Long-term debt, net of current portion	$3,285	$2,886

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
First Mortgage Bonds—On January 6, 2021, the Company made a scheduled $140 million repayment of a 2.51% Series of First Mortgage Bonds with available cash.

On August 11, 2021, the Company made a scheduled $20 million repayment of a 9.31% Series of First Mortgage Bonds with available cash.

On September 30, 2021, PGE issued $400 million in FMBs. The Bonds consist of:
•a series, due in 2028, in the amount of $100 million that will bear interest from its issuance date at an annual rate of 1.82%;
•a series, due in 2031, in the amount of $50 million that will bear interest from its issuance date at an annual rate of 2.10%;
•a series, due in 2034, in the amount of $100 million that will bear interest from its issuance date at an annual rate of 2.20%; and
•a series, due in 2051, in the amount of $150 million that will bear interest from its issuance date at an annual rate of 2.97%.

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

As of December 31, 2021, the future minimum principal payments on long-term debt are as follows (in millions):

Years ending December 31:
2022	$—
2023	—
2024	80
2025	—
2026	—
Thereafter	3,219
$3,299

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

As expected, PGE contributed no additional funds to the pension plan in both 2021 and 2020. PGE does not expect to contribute to the pension plan in 2022.

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

Non-Qualified Benefit Plan—The NQBP in the following tables include obligations for a Supplemental Executive Retirement Plan and a directors pension plan, both of which were closed to new participants in 1997. The NQBP also includes pension make-up benefits for employees that participate in the Management Deferred Compensation Plan (MDCP). Investments in the NQBP trust, consisting of trust-owned life insurance policies and marketable securities, provide partial funding for the future requirements of these plans. The assets of such trust are included in the accompanying tables for informational purposes only and are not considered segregated and restricted under current accounting standards. The investments in marketable securities, consisting of money market, bonds, and equity mutual funds, are classified as equity or trading debt securities and recorded at fair value. The measurement date for the NQBP is December 31. For further information regarding these trust investments, see Note 5, Fair Value of Financial Instruments.

Other NQBP—In addition to the NQBP discussed above, PGE provides certain employees and outside directors with deferred compensation plans, whereby participants may defer a portion of their earned compensation. PGE holds investments in a NQBP trust that are intended to be a funding source for these plans.

Trust assets and plan liabilities related to the NQBP included in PGE’s consolidated balance sheets are as follows as of December 31 (in millions):

	2021			2020
	NQBP	Other NQBP	Total	NQBP	Other NQBP	Total
Non-qualified benefit plan trust assets	$21	$24	$45	$19	$23	$42
Non-qualified benefit plan liabilities *	25	70	95	26	75	101

*    For the NQBP, excludes the current portion of $2 million in 2021 and 2020, which are classified in Accrued expenses and other current liabilities in the consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Investment Policy and Asset Allocation—The Finance Committee of the PGE Board of Directors appoints an Investment Committee, which is comprised of certain members of management from the Company, and establishes the Company’s asset allocation. The Investment Committee is then responsible for the implementation of the asset allocation and oversight of the benefit plan investments. The Company’s investment strategy for its pension and other postretirement plans is to balance risk and return through a diversified portfolio of equity securities, fixed income securities, and other alternative investments. Asset classes are regularly rebalanced to ensure asset allocations remain within prescribed parameters.

The asset allocations for the plans, and the target allocation, are as follows:

	As of December 31,
	2021		2020
	Actual	Target *	Actual	Target *
Defined Benefit Pension Plan:
Equity securities	61%	60%	67%	65%
Debt securities	39	40	33	35
Total	100%	100%	100%	100%
Other Postretirement Benefit Plans:
Equity securities	59%	57%	60%	57%
Debt securities	41	43	40	43
Total	100%	100%	100%	100%
Non-Qualified Benefits Plans:
Equity securities	8%	7%	17%	12%
Debt securities	13	14	6	11
Insurance contracts	79	79	77	77
Total	100%	100%	100%	100%

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The fair values of the Company’s pension plan assets and other postretirement benefit plan assets by asset category are as follows (in millions):

	Level 1	Level 2	Level 3	Other *	Total
As of December 31, 2021:
Defined Benefit Pension Plan assets:
Equity securities—Domestic	$25	$—	$—	$—	$25
Investments measured at NAV:
Money market funds	—	—	—	6	6
Collective trust funds	—	—	—	764	764
Private equity funds	—	—	—	5	5
	$25	$—	$—	$775	$800
Other Postretirement Benefit Plans assets:
Money market funds	$3	$—	$—	$—	$3
Equity securities:
Domestic	—	4	—	—	4
International	10	—	—	—	10
Debt securities—Domestic	—	6	—	—	6
Investments measured at NAV:
Money market funds	—	—	—	6	6
Collective trust funds	—	—	—	8	8
	$13	$10	$—	$14	$37
As of December 31, 2020:
Defined Benefit Pension Plan assets:
Equity securities—Domestic	$49	$—	$—	$—	$49
Investments measured at NAV:
Money market funds	—	—	—	6	6
Collective trust funds	—	—	—	692	692
Private equity funds	—	—	—	6	6
	$49	$—	$—	$704	$753
Other Postretirement Benefit Plans assets:
Money market funds	$4	$—	$—	$—	$4
Equity securities:
Domestic	—	3	—	—	3
International	9	—	—	—	9
Debt securities—Domestic government	—	5	—	—	5
Investments measured at NAV:
Money market funds	—	—	—	5	5
Collective trust funds	—	—	—	9	9
	$13	$8	$—	$14	$35

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

Collective trust funds—Domestic and international mutual fund assets and debt security assets, including municipal debt and corporate credit securities, mortgage-backed securities, and asset back securities assets, are included in commingled trusts or separately managed accounts. The Company believes the redemption value of the collective trust funds are likely to be the fair value, which is represented by the net asset value as a practical expedient. The funds are valued at NAV as a practical expedient and are not classified in the fair value hierarchy.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The following tables provide certain information with respect to the Company’s defined benefit pension plan, other postretirement benefits, and NQBP as of and for the years ended December 31, 2021 and 2020. Information related to the Other NQBP is not included in the following tables (dollars in millions):

	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2021	2020	2021	2020	2021	2020
Benefit obligation:
As of January 1	$1,010	$905	$76	$71	$28	$26
Service cost	19	17	2	2	—	—
Interest cost	27	31	2	2	1	1
Participants’ contributions	—	—	—	—	—	—
Actuarial loss (gain)	(26)	104	(5)	4	—	3
Benefit payments	(47)	(44)	(5)	(4)	(2)	(2)
Administrative expenses	(3)	(3)	—	—	—	—
Plan amendment	(8)	—	1	1	—	—
Curtailment gain	—	—	—	—	—	—
As of December 31	$972	$1,010	$71	$76	$27	$28
Fair value of plan assets:
As of January 1	$753	$695	$35	$34	$19	$17
Actual return on plan assets	97	105	4	2	1	1
Company contributions	—	—	3	3	3	3
Participants’ contributions	—	—	—	—	—	—
Benefit payments	(47)	(44)	(5)	(4)	(2)	(2)
Administrative expenses	(3)	(3)	—	—	—	—
As of December 31	$800	$753	$37	$35	$21	$19
Unfunded position as of December 31	$(172)	$(257)	$(34)	$(41)	$(6)	$(9)
Accumulated benefit plan obligation as of December 31	$885	$907	N/A	N/A	$23	$24
Classification in consolidated balance sheet:
Noncurrent asset	$—	$—	$—	$—	$21	$19
Current liability	—	—	—	—	(2)	(2)
Noncurrent liability	(172)	(257)	(34)	(41)	(25)	(26)
Net liability	$(172)	$(257)	$(34)	$(41)	$(6)	$(9)
Amounts included in comprehensive income:
Net actuarial loss (gain)	$(78)	$43	$(7)	$4	$(1)	$3
Net prior service credit	(9)	1	—	—	—	—
Amortization of net actuarial loss	(22)	(17)	—	—	(1)	(1)
Amortization of prior service credit	—	—	1	1	—	—
	$(109)	$27	$(6)	$5	$(2)	$2
Amounts included in AOCL:*
Net actuarial loss (gain)	$139	$239	$(3)	$5	$14	$15
Prior service cost	(8)	1	(7)	(8)	—	—
	$131	$240	$(10)	$(3)	$14	$15

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

Significant actuarial gains (losses) experienced that resulted in changes in projected benefit obligation included the following:
•For the defined benefit pension plan, actuarial gains and losses due to demographic experience, including assumption changes, were a gain of $26 million and loss of $104 million, and the changes between actual and expected return on plan assets were gains of $52 million and $61 million for the years ended December 31, 2021 and 2020, respectively.
•For the other postretirement benefits, actuarial gains and losses due to demographic experience, including assumption changes, were a gain of $5 million and loss of $5 million, and the changes between actual and expected return on plan assets were gains of $2 million and $1 million for each of the years ended December 31, 2021 and 2020, respectively.

Net periodic benefit cost consists of the following for the years ended December 31 (in millions):

	Defined Benefit Pension Plan			Other Postretirement Benefits			Non-Qualified Benefit Plans
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$19	$17	$16	$2	$2	$2	$—	$—	$—
Interest cost on benefit obligation	27	31	34	2	2	3	1	1	1
Expected return on plan assets	(45)	(44)	(40)	(2)	(2)	(2)	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	—	—	—	—
Amortization of net actuarial loss	22	17	10	—	—	—	1	1	1
Curtailment gain	—	—	—	—	—	(2)	—	—	—
Net periodic benefit cost	$23	$21	$20	$1	$1	$1	$2	$2	$2

The portion of non-service costs attributable to expense related to the pension and other postretirement benefit plans, is classified as Miscellaneous income (expense), net within Other income, net on the Company’s consolidated statements of income. A portion of current period non-service costs attributable capital projects is recorded as a regulatory asset and amortized to Miscellaneous income (expense), net over time.

The following assumptions were used in determining benefit obligations and net period benefit costs:

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2021	2020	2021	2020	2021	2020
Assumptions used to determine benefit obligations:
Discount rate	2.92%	2.64%	2.75% -	2.22% -	2.92%	2.64%
			3.11%	2.92%
Rate of compensation increase	4.26%	3.65%	4.13%	4.58%	4.10%	4.10%

Assumptions used to determine net periodic benefit cost:
Discount rate	2.64%	3.43%	2.22% -	3.19% -	2.64%	3.43%
			2.92%	3.47%
Rate of compensation increase	3.65%	3.65%	4.58%	4.58%	4.10%	4.10%
Long-term rate of return on plan assets	6.88%	7.00%	5.04%	5.02%	N/A	N/A

As of December 31, 2021, there are no liabilities with sensitivity to health care cost trend rates.

Changes in actuarial assumptions can also have a material effect on net periodic pension expense. A 0.25% reduction in the expected long-term rate of return on plan assets, or a 0.25% reduction in the discount rate, would have the effect of increasing the 2021 net periodic pension expense by approximately $2 million and $3 million, respectively.

The following table summarizes the benefits expected to be paid to participants in each of the next five years and in the aggregate for the five years thereafter (in millions):

	Payments Due
	2022	2023	2024	2025	2026	2027 - 2031
Defined benefit pension plan	$59	$59	$58	$57	$58	$277
Other postretirement benefits	5	5	6	6	5	19
Non-qualified benefit plans	2	3	2	2	2	11
Total	$66	$67	$66	$65	$65	$307

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

All contributions are invested in accordance with employees’ elections, limited to investment options available under the 401(k) Plan. PGE made contributions to employee accounts of $26 million in 2021 and 2020, and $25 million in 2019.

NOTE 12: INCOME TAXES

Income tax expense/(benefit) consists of the following (in millions):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$4	$6	$9
State and local	14	17	12
	18	23	21
Deferred:
Federal	—	(22)	(2)
State and local	5	(1)	8
	5	(23)	6
Income tax expense	$23	$—	$27

The significant differences between the U.S. Federal statutory rate and PGE’s Effective tax rate for financial reporting purposes are as follows:

	Years Ended December 31,
	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
Federal tax credits (1)	(11.9)	(20.5)	(13.4)
State and local taxes, net of federal tax benefit (2)	8.9	10.1	6.5
Flow through depreciation and cost basis differences	(0.2)	(4.9)	1.5
Local tax flow-through adjustment	(3.2)	—	—
Amortization of excess deferred income tax (3)	(4.8)	(4.7)	(3.7)
Other	(1.2)	(1.0)	(0.7)
Effective tax rate	8.6%	—%	11.2%

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Deferred income tax assets and liabilities consist of the following (in millions):

	As of December 31,
	2021	2020
Deferred income tax assets:
Employee benefits	$114	$136
Price risk management	—	29
Regulatory liabilities	39	23
Tax credits	98	77
Total deferred income tax assets	251	265
Deferred income tax liabilities:
Depreciation and amortization	536	504
Regulatory assets	121	128
Other	7	7
Total deferred income tax liabilities	664	639
Deferred income tax liability, net	$413	$374

As of December 31, 2021, PGE has federal credit carryforwards of $98 million, consisting of PTCs, which will expire at various dates through 2041. PGE believes that it is more likely than not that its deferred income tax assets as of December 31, 2021 and 2020 will be realized; accordingly, no valuation allowance has been recorded. As of December 31, 2021, and 2020, PGE had no material unrecognized tax benefits.

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

Local tax flow-through adjustment

The Company is subject to a local tax that is recovered through a supplemental tariff based on current tax expense, but for which the Company has also recognized deferred income tax expenses over time. Because it is probable that the local deferred taxes will be flowed through future customer prices in accordance with the supplemental tariff, PGE determined a corresponding regulatory asset should have been recorded. In the first quarter of 2021, PGE recognized a regulatory asset to defer previously recorded deferred income tax expenses in the amount of $9 million with a corresponding credit to Income tax expense reflected in the consolidated statements of income for the year ended December 31, 2021.

NOTE 13: EQUITY-BASED PLANS

Employee Stock Purchase Plan

PGE has an employee stock purchase plan (ESPP) under which a total of 625,000 shares of the Company’s common stock may be issued. The ESPP permits all eligible employees to purchase shares of PGE common stock through regular payroll deductions, which are limited to 10% of base pay. Each year, employees may purchase up to a maximum of $25,000 in common stock or 1,500 shares (based on fair value on the purchase date), whichever is less. Two six-month offering periods occur annually, January 1 through June 30 and July 1 through December 31, during which eligible employees may contribute toward the purchase of shares of PGE common stock. Purchases occur the last day of the offering period, at a price equal to 95% of the fair value of the stock on the purchase date. As of December 31, 2021, there were 210,266 shares available for future issuance pursuant to the ESPP.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

    Dividend Reinvestment and Direct Stock Purchase Plan
PGE has a Dividend Reinvestment and Direct Stock Purchase Plan (DRIP), under which a total of 2,500,000 shares of the Company’s common stock may be issued. Under the DRIP, investors may elect to buy shares of the Company’s common stock or elect to reinvest cash dividends in additional shares of the Company’s common stock. As of December 31, 2021, there were 2,459,827 shares available for future issuance pursuant to the DRIP.

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

	Units	Weighted Average Grant Date Fair Value
Nonvested units of December 31, 2018	428,913	$38.43
Granted	210,555	49.06
Forfeited	(9,041)	41.68
Vested	(167,037)	37.52
Nonvested units as of December 31, 2019	463,390	43.52
Granted	202,883	56.45
Forfeited	(17,341)	50.27
Vested	(170,536)	45.67
Nonvested units as of December 31, 2020	478,396	48.00
Granted	318,844	43.01
Forfeited	(9,754)	48.35
Vested	(212,676)	40.33
Nonvested units as of December 31, 2021	574,810	48.07

A total of 4,687,500 shares of common stock were registered for issuance under the Plan, of which 2,439,300 shares remain available for future issuance as of December 31, 2021.

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

Time-based RSUs generally vest over a period of up to three years from the grant date. The fair value of time-based RSUs is measured based on the closing price of PGE common stock on the date of grant and charged to compensation expense on a straight-line basis over the requisite service period for the entire award. The total value of time-based RSUs vested was $3 million for the year ended December 31, 2021, and $1 million for both 2020 and 2019.

Performance-based RSUs vest based on the extent to which performance goals are met at the end of a three-year performance period, subject to adjustment by the Compensation and Human Resources Committee of PGE’s Board of Directors. The number of RSUs that may vest under the grants is based on three equally-weighted metrics: i) actual return on equity relative to allowed return on equity; ii) average EPS growth; and iii) average megawatts of

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
forecast energy from clean or certain low-carbon emitting resources added to PGE’s energy supply portfolio—and relative total shareholder return (TSR) as a modifier to the total of the three equally-weighted metrics. Based on the attainment of the goals, the number of RSUs that vest can range from zero to 200% of the RSUs granted.

For return on equity, average EPS growth and carbon reduction metrics of the performance-based RSUs, fair value is measured based on the NYSE closing price of PGE common stock on the date of grant. For the TSR portion of the performance-based RSUs, fair value is determined using a Monte Carlo simulation with the following weighted average assumptions:

	2021			2020			2019
Risk-free interest rate			0.2%			1.4%			2.5%
Expected term (in years)			2.9			2.9			3.0
Volatility	26.1%	-	37.9%	13.5%	-	97.3%	14.8%	-	74.5%

There is no expected dividend yield used in the valuation, as it is assumed that all dividends distributed during the performance period are reinvested in the Company’s underlying stock. The fair value of performance-based RSUs is charged to compensation expense on a straight-line basis over the requisite service period for the entire award based on the number of shares expected to vest. Stock-based compensation expense was calculated assuming the attainment of performance goals that would allow the weighted average vesting of 166.5%, 133.2%, and 130.7% of awarded performance-based RSUs for the respective 2021, 2020, and 2019 grants, with an estimated 5% forfeiture rate.

The total value of performance-based RSUs vested was $7 million for the year ended December 31, 2021, $9 million for 2020, and $7 million for 2019.

Stock-based compensation, included in Administrative and other expense in the consolidated statements of income, was $14 million for the year ended December 31, 2021, $11 million for 2020, and $9 million in 2019. Such amounts differ from those reported in the consolidated statements of shareholders’ equity for stock-based compensation due primarily to the impact from the income tax payments made on behalf of employees. The Company withholds a portion of the vested shares for the payment of income taxes on behalf of the employees. Not included in Administrative and other expenses in the consolidated statements of income, is the net impact from these income tax payments, partially offset by the issuance of DERs, resulting in a charge to shareholders’ equity of $1 million in 2021, and $2 million in 2020 and 2019.

As of December 31, 2021, unrecognized stock-based compensation expense was $14 million, which is expected to be recognized over a weighted average period of one to three years. No stock-based compensation costs have been capitalized.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Net income attributable to PGE common shareholders is the same for both the basic and diluted earnings per share computations. The reconciliations of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Weighted average common shares outstanding—basic	89,481	89,485	89,353
Dilutive potential common shares	146	160	206
Weighted average common shares outstanding—diluted	89,627	89,645	89,559

NOTE 16: COMMITMENTS AND GUARANTEES

Purchase Commitments

As of December 31, 2021, PGE’s estimated future minimum payments pursuant to purchase obligations for the following five years and thereafter are as follows (in millions):

	Payments Due
	2022	2023	2024	2025	2026	Thereafter	Total
Capital and other purchase commitments	$146	$58	$7	$2	$1	$43	$257
Purchased power and fuel:
Electricity purchases	486	353	367	341	242	2,284	4,073
Capacity contracts	18	22	23	27	12	88	190
Public utility districts	13	12	12	11	10	31	89
Natural gas	81	44	39	38	36	202	440
Coal and transportation	27	27	27	27	—	—	108
Total	$771	$516	$475	$446	$301	$2,648	$5,157

Capital and other purchase commitments—Certain commitments have been made for 2022 and beyond that include those related to hydro licenses, upgrades to generation, distribution, and transmission facilities, information systems, and system maintenance work. Termination of these agreements could result in cancellation charges.

Electricity purchases and Capacity contracts—PGE has power purchase agreements with counterparties, which expire at varying dates through 2051, and power capacity contracts through 2040. Expenses associated with these commitments are recorded in purchased power and fuel on the Company’s Consolidated Statements of Income.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Selected information regarding these projects is summarized as follows (dollars in millions):

	Capacity Charges and Revenue Bonds as of December 31, 2021	PGE’s Average Share as of December 31, 2021		Contract Expiration	Total PGE Contract Costs
		Output	Capacity		2021	2020	2019
			(in MW)
Priest Rapids and Wanapum	$1,976	8.6%	163	2052	$26	$25	$21
Wells	496	17.6	105	2028	13	23	16

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

Coal and transportation—The Company has a coal agreement with take-or-pay provisions related to Colstrip that expires in December 2025.

Guarantees

PGE enters into financial agreements, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of December 31, 2021, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the consolidated balance sheets with respect to these indemnities.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

PGE does not record leases with a term of 12-months or less in the consolidated balance sheets. Total short-term lease costs as of December 31, 2021 are immaterial. PGE has lease agreements with lease and non-lease components, which are accounted for separately.

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

The components of lease cost were as follows (in millions):

	2021	2020

Operating lease cost	$8	$8
Finance lease cost:
Amortization of right-of-use assets	$7	$5
Interest on lease liabilities	11	10
Total finance lease cost	$18	$15

Variable lease cost	$24	$12

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Supplemental information related to amounts and presentation of leases in the consolidated balance sheets is presented below (in millions):

	Balance Sheet Classification	December 31, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	Other noncurrent assets	$25	$44

Current liabilities	Accrued expenses and other current liabilities	$4	$8
Noncurrent liabilities	Other noncurrent liabilities	22	36
Total operating lease liabilities*		$26	$44
Finance Leases:
Finance lease right-of-use assets	Electric utility plant, net	$291	$145

Current liabilities	Current portion of finance lease obligations	$20	$16
Noncurrent liabilities	Finance lease obligations, net of current portion	273	129
Total finance lease liabilities*		$293	$145
*Included in lease liabilities are $161 million and $25 million related to power purchase agreements for the years ended December 31, 2021 and 2020, respectively.

Lease term and discount rates were as follows:

	December 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term (in years)
Operating leases	40	26
Finance leases	23	28
Weighted Average Discount Rate
Operating leases	3.8%	3.6%
Finance leases	5%	7.3%
PGE’s gas storage finance lease contains five 10-year renewal periods which have not been included in the finance lease obligation.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
As of December 31, 2021, maturities of lease liabilities were as follows (in millions):

	Operating Leases	Finance Leases

2022	$4	$20
2023	4	18
2024	3	18
2025	1	25
2026	1	25
Thereafter	43	377
Total lease payments	56	483
Less imputed interest	(30)	(190)
Total	$26	$293

Supplemental cash flow information related to leases for the years indicated was as follows (in millions):

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8	$8	$7
Operating cash flows from finance leases	11	10	5
Financing cash flows from finance leases	6	6	$4
Right-of-use assets obtained in leasing arrangements:
Operating leases	$(12)	$—	$56
Finance leases	153	—	154

In 2021, PGE entered into a hydroelectric power purchase agreement (PPA). The PPA modified an existing operating lease by effectively extending the term of the lease from 2024 to 2040 and increasing the capacity payments in the extension period. PGE reclassified the lease from operating to finance, and the Company recorded an additional lease liability and right-of-use (ROU) asset of approximately $141 million on PGE’s consolidated balance sheets. The energy portion of the PPA is considered variable and will not be included in the calculation of the lease liability and right-of-use asset. Any material differences between expense recognition and timing of lease payments will be deferred as a regulatory asset or liability in order to match what is anticipated to be recovered in customer prices for ratemaking purposes.

As of December 31, 2021, PGE has an additional operating lease for an energy storage agreement that has not yet commenced with an estimated present value of future lease payments of $30 million. This lease is expected to commence in 2022 with a lease term of 20 years. Future estimated lease payments are $2 million annually from 2022 through 2026 and $32 million thereafter.

NOTE 18: JOINTLY-OWNED PLANT

As of December 31, 2021, PGE had the following investments in jointly-owned plant (dollars in millions):

	PGE Share	In-service Date			Plant In-service	Accumulated Depreciation (1)	Construction Work In Progress
Colstrip	20.00%	1986			$576	$399	$7
Pelton/Round Butte (2)	66.67%	1958	/	1964	274	87	10
Total					$850	$486	$17

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(1) Excludes AROs and accumulated asset retirement removal costs.
(2) For more information regarding changes to PGE’s ownership share in the Pelton/Round Butte Project in 2022, see Note 20, Subsequent Events.

Under the respective joint operating agreements for the generating facilities, each participating owner is responsible for financing its share of capital and operating expenses. PGE’s proportionate share of direct operating and maintenance expenses of the facilities is included in the corresponding operating and maintenance expense categories in the consolidated statements of income.

The Company operated, and continues to have a 90% ownership interest in Boardman, which ceased coal-fired operations during the fourth quarter of 2020. The Company has begun decommissioning the facility. As of December 31, 2021, PGE’s ARO liability for its 90% share of the decommissioning costs was $23 million.

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

EPA Investigation of Portland Harbor

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

A small group of PRPs performed pre-remedial design sampling to update baseline data and submitted the data in an updated evaluation report to the EPA for review. The evaluation report concluded that the conditions of the Portland Harbor have improved substantially over the past ten years. In response, the EPA indicated that while it would use the data to inform implementation of the ROD, the EPA’s conclusions remained materially unchanged. With the completion of pre-remedial design sampling, Portland Harbor is now in the remedial design phase, which consists of additional technical information and data collection to be used to design the expected remedial actions. Certain PRPs, not including PGE, have entered into consent agreements to perform remedial design and the EPA has indicated it will take the initial lead to perform remedial design on the remaining areas. The Company anticipates that remedial design costs will ultimately be allocated to PRPs as a part of the allocation process for remediation costs of the EPA’s preferred remedy. The EPA announced on February 12, 2021 that the entirety of Portland Harbor is under an active engineering design phase.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

Putative Shareholder Derivative Lawsuits

On January 26, 2021, a putative shareholder derivative lawsuit was filed in Multnomah County Circuit Court, Oregon, captioned Shimberg v. Pope, No. 21- cv-02957, (the “Shimberg Action”) against one current and one former PGE executive and certain members and former members of the Company's Board of Directors and naming the Company as a nominal defendant only. The plaintiff asserts a claim for alleged breaches of fiduciary duties, purportedly on behalf of PGE, arising from the energy trading losses the Company previously announced in August 2020. The plaintiff alleges that the defendants made material misstatements and omissions and allowed the Company to operate with inadequate internal controls. The complaint demands a jury trial and seeks damages to be awarded to the Company of not less than $10 million, equitable relief to remedy the alleged breaches of fiduciary duty, and an award of plaintiff’s attorneys’ fees and costs. On June 1, 2021, the plaintiff filed an unopposed motion to consolidate this lawsuit with the Ashabraner Action (described below), which the Court granted in an order dated July 27, 2021.

On March 17, 2021, a putative shareholder derivative lawsuit was filed in U.S. District Court for the District of Oregon, captioned JS Halberstam Irrevocable Grantor Trust v. Davis, No. 3:21-cv-00413-SI, (the “JS Halberstam Action”) against one current and one former PGE executive and certain current and former members of the Company's Board of Directors. The plaintiff asserts claims for alleged breaches of fiduciary duties, waste of corporate assets, contribution and indemnification, aiding and abetting, and gross mismanagement, purportedly on behalf of PGE, arising from the energy trading losses the Company previously announced in August 2020. The plaintiff alleges that the defendants made material misstatements and omissions and allowed the Company to operate with inadequate internal controls. The complaint demands a jury trial and seeks equitable relief to remedy and prevent future alleged breaches of fiduciary duty, and an award of plaintiff’s attorneys’ fees and costs.

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

On May 21, 2021, a putative shareholder derivative lawsuit was filed in the U.S. District Court for the District of Oregon, Portland Division captioned Berning v. Pope, No. 3:21-cv-00783-SI, (the “Berning Action”; collectively with the Shimberg, JS Halberstam, and Ashabraner Actions, the “Derivative Actions”), against one current and one former PGE executive and certain current and former members of the Company's Board of Directors and naming the Company as a nominal defendant only. The plaintiff asserts claims for alleged breaches of fiduciary duties, purportedly on behalf of PGE, arising from the energy trading losses the Company previously announced in August 2020. The plaintiff also asserts a claim against the two executives for contribution and indemnity based on alleged violations of Sections 10(b) and 21D of the Exchange Act. The complaint demands a jury trial and seeks multiple forms of relief, including, among other things: a declaration that defendants breached and/or aided and abetted the

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
breach of their fiduciary duties to PGE; an order directing PGE to reform and improve its corporate governance and internal procedures; restitution; and an award of attorneys’ fees, expenses, and costs.

On December 17, 2021, the parties to the Derivative Actions entered into a Memorandum of Understanding to settle the Derivative Actions subject to court approval and other terms (the "MOU"). After the parties entered into the MOU, the Court in the Shimberg and Ashabraner Actions granted an order to abate the proceedings until June 21, 2022. On December 17, 2021, the parties in the JS Halberstam Action filed a motion to stay the proceedings pending submission and court review of the settlement contemplated in the MOU.

On February 11, 2022, the parties to the Derivative Actions entered into a Stipulation of Settlement memorializing the terms of the non-monetary settlement, subject to Court approval, as set forth in the MOU. Under the Stipulation of Settlement, the parties to the JS Halberstam Action agree to stay the proceedings in the Derivative Actions pending Court approval of the settlement. In addition, the Stipulation of Settlement provides that defendants will not oppose or object to a request by plaintiffs’ counsel for fees and expenses up to $750,000, which is subject to Court approval. Upon final approval of the Court, PGE expects such fees and expenses to be paid by the Company’s insurance provider under its insurance policy. On February 15, 2022, the plaintiffs to the JS Halberstam Action filed a motion for preliminary approval of the settlement.

Governmental Investigations

In March, April, and May 2021, the Division of Enforcement of the Commodity Futures Trading Commission (the "CFTC"), the Division of Enforcement of the SEC, and the Division of Enforcement of the Federal Energy Regulatory Commission ("FERC"), respectively, informed the Company they are conducting investigations arising out of the energy trading losses the Company previously announced in August 2020. The Company is cooperating with the CFTC, SEC, and FERC. Management cannot at this time predict the eventual scope or outcome of these matters.

Colstrip-Related Litigation

The Company has a 20% ownership interest in the Colstrip, which is operated by one of the co-owners, Talen Montana, LLC (Talen). Various business disagreements have arisen amongst the co-owners regarding interpretation of the Ownership and Operation (O&O) Agreement and other matters. In addition, other parties have brought claims against the co-owners, which, along with the co-owner disagreements, are described below.

Petition to compel arbitration—On April 12, 2021, Avista Corporation, Puget Sound Energy Inc., PacifiCorp, and Portland General Electric Company (the Petitioners) petitioned in Spokane County Superior Court, Washington, Case No. 21201000-32, against NorthWestern Corporation (NorthWestern) and Talen to compel the arbitration initiated by NorthWestern to determine whether owners representing 55% or more of the ownership shares can vote to close one or both units of Colstrip, or whether unanimous consent is required. The O&O Agreement among the parties states that any dispute shall be submitted for resolution to a single arbitrator with appropriate expertise. On April 14, 2021, the Petitioners filed a petition to compel arbitration. On May 14, 2021, Talen removed the case to Federal Court (Eastern District of Washington Case No. 2:21-cv-00163-RMP). Petitioners filed a motion to remand on June 4, 2021, which was denied. Talen filed a motion, which, following a hearing in July 2021, was granted, to transfer the case to the U.S. District Court for the District of Montana.

Challenge to constitutionality of Montana Senate Bills 265 and 266 (SB 265 and SB 266)—On May 4, 2021, the Petitioners filed a claim against NorthWestern and Talen in U.S. District Court - Montana, Billings Division, Case No. 1:21-cv-00047-SPW-KLD, based on the passage of SB 265 in Montana, which attempts to void contractual provisions within the co-owner agreement for Colstrip if they do not provide for three arbitrators or provide for venue outside of the county where the plant is located. The passage of SB 265 was supported by Defendants and purports to void the O&O Agreement between all parties, which provides for one arbitrator and venue in Spokane,

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Washington. The petitioners allege that SB 265 violates the contracts clause of the U.S. Constitution and the Montana Constitution, and is preempted by the Federal Arbitration Act (FAA). The Petitioners seek declaratory relief that SB 265 is unconstitutional as applied to the O&O Agreement and the FAA preempts the enforcement of SB 265.

Petitioners filed a First Amended Complaint on May 19, 2021, adding the Attorney General of Montana (Montana AG) as defendant and challenging the constitutionality of Montana Senate Bill 266 (SB 266), which purportedly gives the Montana AG authority to penalize and restrain any co-owner of Colstrip who takes steps to shut-down the plant without unanimous consent, or otherwise fails to pay the costs to maintain the plant. Defendant Northwestern filed an answer on June 2, 2021 and asked that the case Talen filed, as described in the “Complaint to implement SB 265 and SB 266” below, and this case be consolidated. On May 27, 2021, Petitioners filed a Motion for Preliminary Injunction, to enjoin the Montana AG from enforcing SB 266 against them. On June 17, 2021, defendants NorthWestern and Talen filed their Oppositions to Motion for Preliminary Injunction (PI) and the Montana AG filed a response taking no position on the PI, stating the State of Montana does not envision enforcing SB 266 any time soon. The Court held a hearing on the Petitioners’ Motion for PI August 6, 2021. On October 13, 2021, the Court issued an order that granted the Petitioners’ Motion for PI, enjoining the Montana AG from enforcing SB 266 against them and on December 17, 2021, the Court further clarified its PI order.

On August 17, 2021, the Petitioners filed for partial summary judgment on their claim to declare unconstitutional or unenforceable SB 265, which purports to invalidate the arbitration provision of the parties’ contract. Talen opposes the motion and Northwestern does not oppose the motion, but requests the Court compel arbitration. On October 29, 2021, the Petitioners filed a motion for summary judgment on their claim to declare unconstitutional and unenforceable SB 266. In November 2021, parties file responses, opposition, and a motion to stay action on the summary judgment. On December 3, 2021, NorthWestern moved to compel arbitration and to appoint a magistrate to oversee the arbitrator selection process. On December 23, 2021, Petitioners and Talen filed their responses. The Court set a status conference for February 15, 2022.

Complaint to implement SB 265 and SB 266—On May 4, 2021, Talen filed a complaint against the Petitioners and NorthWestern, in the Thirteenth Judicial District Court in the State of Montana, as an attempt to implement Montana laws when determining the language of the O&O agreement based on the recent enactment of SB 265, which purports to invalidate provisions of the co-owner operating agreement regarding arbitration, and SB 266, which purports to give the Montana AG authority to prosecute and levy a $100,000 a day fine against any co-owner who takes steps to close Colstrip without unanimous consent of all co-owners. The case was subsequently removed to the U.S. District Court - Montana, Billings Division, Case No. 1:21-cv-00058-SPW-TJC. Talen filed a motion to remand the case to the State of Montana District Court. Petitioners and NorthWestern have filed a motion to consolidate this case with the Challenge to constitutionality of Montana Senate Bills 265 and 266, described above. On October 21, 2022, the Court stayed the motion to consolidate pending the outcome of Talen’s petition to remand. On December 1, 2021, the U.S. Magistrate Judge issued Findings and Recommendations to remand the case back to state Court. On December 15, 2021, the Petitioners filed Objections to the Findings and Recommendation.

Richard Burnett; Colstrip Properties Inc., et al v. Talen Montana, LLC; PGE, et al. On December 14, 2020, the original claim was filed in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. The plaintiffs allege they have suffered adverse effects from the defendants’ coal dust. On August 26, 2021, the claim was amended to add PGE as a defendant. On November 1, 2021, the defendants filed an answer to the complaint. Plaintiffs are seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties, as determined by the Court.

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

NOTE 20: SUBSEQUENT EVENTS

Under terms of an agreement (the “Agreement”) executed and approved by the OPUC in 2000, PGE has a 66.67% ownership interest in the 455 MW Pelton/Round Butte hydroelectric project on the Deschutes River, with the remaining interest held by the Confederated Tribes of the Warm Springs Reservation of Oregon (CTWS). The CTWS had an option to purchase an additional undivided 16.66% ownership interest in Pelton/Round Butte in 2021. On June 30, 2021, the CTWS notified PGE of their intent to exercise this purchase option. Under the terms of the purchase option in the Agreement, on January 1, 2022, PGE completed the sale of the additional undivided interest in the project at a net book value of approximately $38 million, with no gain or loss recognized on the sale. Under terms of the Agreement, the CTWS has a second option in 2036 to purchase an undivided 0.02% interest in Pelton/Round Butte. If the option is exercised, the CTWS’ ownership percentage would exceed 50%. PGE remains the operator of the project.

PGE is obligated to purchase 100% of the CTWS’ share of the project’s output under a PPA through 2040. The exercise of the purchase option was evaluated as a sale-leaseback arrangement, and PGE determined that the transaction did not qualify for sale-leaseback accounting. As a result, the transaction is being accounted for as a financing, and PGE will continue to record the asset on the consolidated balance sheets within Electric utility plant, net as if it were the legal owner and will continue to recognize depreciation expense over the estimated useful life. A financing obligation will be recorded in Other noncurrent liabilities. The monthly PPA payments will be split between interest expense and a reduction of the principal portion of the financing obligation. Any material differences between expense recognition and timing of payments is deferred as a regulatory asset or liability in order to match what is being recovered in customer prices for ratemaking purposes.

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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report pursuant to Rule 13a-15(c) under the Exchange Act. Management’s assessment was based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting, as of December 31, 2021, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who audits the Company’s consolidated financial statements, as stated in their report included in Item 8.—“Financial Statements and Supplementary Data,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2021.

(c)     Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

On February 16, 2022, the Company announced that, as part of an orderly succession process, Lisa Kaner, Vice President, General Counsel and Corporate Compliance Officer, will transition to Vice President, Corporate Compliance Officer, effective March 18, 2022, and plans to retire from PGE, effective July 1, 2022. The Company thanked Ms. Kaner for her leadership and many contributions as PGE’s General Counsel and Corporate Compliance Officer for the last 5 years. The Company also announced the appointment of M. Angelica Espinosa as Vice President, General Counsel, effective March 18, 2022. Ms. Espinosa has served as Deputy General Counsel and Corporate Secretary of the Company since July 11, 2021. Prior to joining PGE, she held multiple roles at Southern California Gas Company (SoCalGas), a Sempra Energy regulated California utility, including Vice President of Gas Acquisition and Vice President and Chief Risk Officer of SoCalGas and San Diego Gas & Electric from January 1, 2019 to June 30, 2021. Prior to that, Ms. Espinosa served as Vice President of Compliance and Governance and Corporate Secretary for Sempra Energy and Chief Counsel for the Sempra International businesses from November 2014 to December 31, 2018. She joined Sempra Energy in 2014 from General Electric (GE), where she held multiple legal leadership positions including Regional Counsel for Latin America, Associate General Counsel for Commercial Operations in GE’s Oil & Gas division and General Counsel for the Measurement and Control division of GE Oil & Gas. Ms. Espinosa earned her Juris Doctor, magna cum laude, and her Master of Law degrees from Southern Methodist University’s Dedman School of Law. She also holds a law degree from Universidad de los Andes in Colombia.

In connection with this transition, Ms. Kaner will receive a special transition award of restricted stock units with a grant date fair value of $100,000, which will vest on July 1, 2022, subject to the terms of the equity award agreement.

ITEM 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Item 10 is incorporated herein by reference to the relevant information under the captions “Corporate Governance” and “Item 1: Election of Directors” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (SEC) in connection with the Annual Meeting of Shareholders scheduled to be held on April 22, 2022. Information regarding executive officers of Portland General Electric Company may be found in Part I, Item 1. Business of this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the relevant information under the captions “Corporate Governance—Director Compensation,” “Corporate Governance—Compensation Committee Interlocks,” “Compensation and Human Resources Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on April 22, 2022.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the relevant information under the captions “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers,” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on April 22, 2022.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on April 22, 2022.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the relevant information under the captions “Principal Accountant Fees and Services” and “Pre-Approval Policy for Independent Auditor Services” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on April 22, 2022.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)    Exhibit Listing

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1*	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (Form 8-K filed May 9, 2014, Exhibit 3.1).
3.2*	Eleventh Amended and Restated Bylaws of Portland General Electric Company (Form 10-K filed February 15, 2019, Exhibit 3.2).
(4)	Instruments defining the rights of security holders, including indentures
4.1*	Portland General Electric Company Indenture of Mortgage and Deed of Trust dated July 1, 1945 (Form 8, Amendment No. 1 dated June 14, 1965) (File No. 001-05532-99).
4.2*	Fortieth Supplemental Indenture dated October 1, 1990 (Form 10-K for the year ended December 31, 1990, Exhibit 4) (File No. 001-05532-99).
4.3*	Seventy-third Supplemental Indenture dated August 1, 2017, between the Company and Wells Fargo Bank, National Association, as Trustee (Form 8-K filed August 3, 2017, Exhibit 4.1).
4.4*	Seventy-fifth Supplemental Indenture, dated April 1, 2019, between the Company and Wells Fargo Bank, National Association, as trustee (Form 8-K filed April 15, 2019, Exhibit 4.1).
4.5*	Description of Securities (Form 10-K filed February 15, 2019, Exhibit 4.6).
(10)	Material Contracts
10.1*
Second Amended and Restated Credit Agreement, dated as of September 10, 2021, among Portland General Electric Company, the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (Form 8-K filed September 14, 2021, Exhibit 10.1). .

10.2*	Portland General Electric Company Outplacement Assistance Plan dated June 15, 2005 (Form 8-K filed June 20, 2005, Exhibit 10.2) (File No. 001-05532-99). +
10.3*	Portland General Electric Company 2005 Management Deferred Compensation Plan dated January 1, 2005 (Form 10-K filed March 11, 2005, Exhibit 10.18) (File No. 001-05532-99). +
10.4*	Portland General Electric Company Management Deferred Compensation Plan dated March 12, 2003 (Form 10-Q filed May 15, 2003, Exhibit 10.1) (File No. 001-05532-99). +
10.5*	Portland General Electric Company Supplemental Executive Retirement Plan dated March 12, 2003 (Form 10-Q filed May 15, 2003, Exhibit 10.2) (File No. 001-05532-99). +
10.6*	Portland General Electric Company Umbrella Trust for Management dated March 12, 2003 (Form 10-Q filed May 15, 2003, Exhibit 10.4) (File No. 001-05532-99). +
10.7*	Portland General Electric Company 2006 Outside Directors’ Deferred Compensation Plan (Form 8-K filed May 17, 2006, Exhibit 10.1) (File No. 001-05532-99). +
10.8*	Form of Portland General Electric Company Agreement Concerning Indemnification and Related Matters (Form 8-K filed December 24, 2009, Exhibit 10.1) (File No. 001-05532-99). +
10.9*
Form of Portland General Electric Company Agreement Concerning Indemnification and Related Matters for Officers and Key Employees (Form 8-K filed February 19, 2010, Exhibit 10.1) (File No. 001-05532-99). +

10.10*	Form of Directors’ Restricted Stock Unit Agreement (Form 10-K filed February 15, 2019, Exhibit 10.18).+

Exhibit Number	Description
10.11*	Portland General Electric Company Amended and Restated Incentive Compensation Clawback and Cancellation Policy. (Form 10-K filed February 19, 2021, Exhibit 10.19).+
10.12*	Portland General Electric Company Amended and Restated Severance Pay Plan for Executive Employees (the “Amended Plan”), effective July 27, 2021 (Form 10-Q filed July 30, 2021, Exhibit 10.1).+
10.13*	Portland General Electric Company Annual Cash Incentive Plan as amended and restated effective July 27, 2021 (Form 10-Q filed July 30, 2021, Exhibit 10.2).+
10.14*	Portland General Electric Company Stock Incentive Plan as amended and restated effective July 27, 2021 (Form 10-Q filed July 30, 2021, Exhibit 10.3).+
10.15	Form of Officers’ and Key Employees’ Performance Stock Unit Agreement.+
10.16	Form of Officers’ and Key Employees’ Restricted Stock Unit Agreement.+
(23)	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
(32)	Section 1350 Certifications
32.1	Certifications of Chief Executive Officer and Chief Financial Officer.
(101)	Interactive Data File
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Annual Report on Form 10-K filed February 17, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

ITEM 16.     FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2022.

PORTLAND GENERAL ELECTRIC COMPANY

By:	/s/ MARIA M. POPE
Maria M. Pope
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2022.

Signature	Title

/s/ MARIA M. POPE	President, Chief Executive Officer, and Director (principal executive officer)
Maria M. Pope

/s/ JAMES A. AJELLO	Senior Vice President of Finance, Chief Financial Officer, and Treasurer (principal financial and accounting officer)
James A. Ajello

/s/ RODNEY L. BROWN, JR.	Director
Rodney L. Brown, Jr.

/s/ JACK E. DAVIS	Director
Jack E. Davis

/s/ KIRBY A. DYESS	Director
Kirby A. Dyess

/s/ DAWN L. FARRELL	Director
Dawn L. Farrell

/s/ MARK B. GANZ	Director
Mark B. Ganz

/s/ MARIE OH HUBER	Director
Marie Oh Huber

/s/ KATHRYN J. JACKSON	Director
Kathryn J. Jackson

/s/ MICHAEL A. LEWIS	Director
Michael A. Lewis

/s/ MICHAEL H. MILLEGAN	Director
Michael H. Millegan

/s/ NEIL J. NELSON	Director
Neil J. Nelson

/s/ M. LEE PELTON	Director
M. Lee Pelton

/s/ JAMES P. TORGERSON	Director
James P. Torgerson