Form 10-Q
period 2022-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2022-04-28
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

Number of shares of common stock outstanding as of April 21, 2022 is 89,224,488 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

DEFINITIONS

The following abbreviations and acronyms are used throughout this document:

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction
AUT	Annual Power Cost Update Tariff
Colstrip	Colstrip Units 3 and 4 coal-fired generating plant
CWIP	Construction work-in-progress
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FMBs	First Mortgage Bonds
GAAP	Accounting principles generally accepted in the United States of America
GRC	General Rate Case
IRP	Integrated Resource Plan
Moody’s	Moody’s Investors Service
MW	Megawatts
MWa	Average megawatts
MWh	Megawatt hour
Nasdaq	National Association of Securities Dealers Automated Quotations
NVPC	Net Variable Power Costs
NYSE	New York Stock Exchange
OPUC	Public Utility Commission of Oregon
PCAM	Power Cost Adjustment Mechanism
RPS	Renewable Portfolio Standard
S&P	S&P Global Ratings
SEC	United States Securities and Exchange Commission
Wheatridge	Wheatridge Renewable Energy Facility

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Revenues, net	$625	$612
Alternative revenue programs, net of amortization	1	(3)
Total revenues	626	609
Operating expenses:
Purchased power and fuel	202	169
Generation, transmission and distribution	90	80
Administrative and other	89	86
Depreciation and amortization	99	103
Taxes other than income taxes	40	38
Total operating expenses	520	476
Income from operations	106	133
Interest expense, net	38	34
Other income:
Allowance for equity funds used during construction	3	4
Miscellaneous income, net	—	2
Other income, net	3	6
Income before income tax expense	71	105
Income tax expense	11	9
Net income and Comprehensive income	$60	$96

Weighted-average common shares outstanding (in thousands):
Basic	89,396	89,556
Diluted	89,527	89,703

Earnings per share—Basic and diluted	$0.67	$1.07

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$110	$52
Accounts receivable, net	303	329
Inventories	72	78
Regulatory assets—current	20	24
Other current assets	371	205
Total current assets	876	688
Electric utility plant, net	8,062	8,005
Regulatory assets—noncurrent	491	533
Nuclear decommissioning trust	44	47
Non-qualified benefit plan trust	42	45
Other noncurrent assets	208	176
Total assets	$9,723	$9,494

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	March 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169	$244
Liabilities from price risk management activities—current	60	47
Current portion of finance lease obligation	22	20
Accrued expenses and other current liabilities	680	457
Total current liabilities	931	768
Long-term debt, net of current portion	3,286	3,285
Regulatory liabilities—noncurrent	1,379	1,360
Deferred income taxes	422	413
Unfunded status of pension and postretirement plans	206	206
Liabilities from price risk management activities—noncurrent	72	90
Asset retirement obligations	243	238
Non-qualified benefit plan liabilities	93	95
Finance lease obligations, net of current portion	299	273
Other noncurrent liabilities	83	59
Total liabilities	7,014	6,787
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, no par value, 160,000,000 shares authorized; 89,223,903 and 89,410,612 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,236	1,241
Accumulated other comprehensive loss	(10)	(10)
Retained earnings	1,483	1,476
Total shareholders’ equity	2,709	2,707
Total liabilities and shareholders’ equity	$9,723	$9,494

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$60	$96
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99	103
Deferred income taxes	4	(1)
Pension and other postretirement benefits	3	6
Allowance for equity funds used during construction	(3)	(4)
Decoupling mechanism deferrals, net of amortization	(1)	3
Deferral of incremental storm costs	(2)	(41)
Deferral of incremental wildfire costs	(7)	(7)
Other non-cash income and expenses, net	39	20
Changes in working capital:
(Increase)/decrease in accounts receivable, net	21	(2)
Decrease in inventories	6	4
(Increase)/decrease in margin deposits	23	(1)
Increase/(decrease) in accounts payable and accrued liabilities	(44)	26
Increase in margin deposits from wholesale counterparties	99	—
Other working capital items, net	(27)	(14)
Other, net	(21)	(20)
Net cash provided by operating activities	249	168

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from investing activities:
Capital expenditures	(167)	(153)
Sales of Nuclear decommissioning trust securities	2	3
Purchases of Nuclear decommissioning trust securities	(2)	(3)
Proceeds from sale of properties	12	—
Other, net	1	(9)
Net cash used in investing activities	(154)	(162)

Cash flows from financing activities:
Payments on long-term debt	—	(140)
Borrowings on short-term debt	—	200
Repayments of short-term debt	—	(150)
Proceeds from failed sale-leaseback transactions	25	—
Dividends paid	(38)	(36)
Repurchase of common stock	(18)	—
Other	(6)	(2)
Net cash used in financing activities	(37)	(128)
Increase (Decrease) in cash and cash equivalents	58	(122)
Cash and cash equivalents, beginning of period	52	257
Cash and cash equivalents, end of period	$110	$135

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$18	$16
Cash paid for income taxes	2	—
Non-cash investing and financing activities:
Assets obtained under leasing arrangements	29	—

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon. The Company participates in the wholesale market by purchasing and selling electricity and natural gas, as well as buying and selling transmission products and services, in an effort to provide reasonably-priced power for its retail customers. In addition, PGE offers wholesale electricity transmission service pursuant to its Open Access Transmission Tariff (OATT), which contains rates, terms, and conditions of service, as filed with, and approved by, the Federal Energy Regulatory Commission (FERC). PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company’s corporate headquarters is located in Portland, Oregon and its 4,000 square mile, state-approved service area encompasses 51 incorporated cities entirely within the State of Oregon. As of March 31, 2022, PGE served 921,000 retail customers within a service area of 1.9 million residents.

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

The financial information included herein as of and for the three months ended March 31, 2022 and 2021 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of a normal recurring nature, unless otherwise noted. The financial information as of December 31, 2021 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 17, 2022, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three months ended March 31, 2022 and 2021.

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

Reclassifications

To conform with current year presentation, the Company has reclassified Deferral of incremental wildfire costs of $7 million from Other non-cash income and expenses, net in the operating activities section of the consolidated statements of cash flows for the three months ended March 31, 2021.

NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended March 31,
	2022	2021
Retail:
Residential	$308	$310
Commercial	178	162
Industrial	69	60
Direct access customers	8	11
Subtotal	563	543
Alternative revenue programs, net of amortization	1	(3)
Other accrued revenues, net	—	13
Total retail revenues	564	553
Wholesale revenues*	56	33
Other operating revenues	6	23
Total revenues	$626	$609

* Wholesale revenues include $19 million and $5 million related to electricity commodity contract derivative settlements for the three months ended March 31, 2022 and 2021, respectively. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

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
Other Operating Revenues
Other operating revenues consist primarily of gains and losses on the sale of natural gas volumes purchased that exceeded what was needed to fuel the Company’s generating facilities, as well as revenues from transmission services, excess transmission capacity resales, utility pole attachment revenues, and other services provided to customers and other energy providers.

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

Accounts Receivable, Net

Accounts receivable, net includes $90 million and $117 million of unbilled revenues as of March 31, 2022 and December 31, 2021, respectively. Accounts receivable, net is net of an allowance for credit losses of $28 million and $26 million as of March 31, 2022 and December 31, 2021, respectively. The following summarizes activity in the allowance for credit losses (in millions):

Three Months Ended March 31,
2022
Balance as of beginning of period	$26
Increase in provision	6
Amounts written off	(6)
Recoveries	2
Balance as of end of period	$28

Other Current Assets

Other current assets consist of the following (in millions):

	March 31, 2022	December 31, 2021
Prepaid expenses	$92	$66
Assets from price risk management activities	265	102
Margin deposits	14	37
Other current assets	$371	$205

Assets from price risk management activities and related unrealized gains increased during the three months ended March 31, 2022 due to increases in wholesale natural gas and electricity prices. For further information, see Note 5, Risk Management.

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	March 31, 2022	December 31, 2021
Electric utility plant	$11,931	$11,838
Construction work-in-progress	349	313
Total cost	12,280	12,151
Less: accumulated depreciation and amortization	(4,218)	(4,146)
Electric utility plant, net	$8,062	$8,005

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $457 million and $446 million as of March 31, 2022 and December 31, 2021, respectively. Amortization expense related to intangible assets was $15 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.
Pelton/Round Butte failed sale/leaseback—Under terms of an agreement (the “Agreement”) approved by the OPUC in 2000, PGE had a 66.67% ownership interest in the 455 MW Pelton/Round Butte hydroelectric project on the Deschutes River (Pelton/Round Butte), with the remaining interest held by the Confederated Tribes of the Warm Springs Reservation of Oregon (CTWS). In the Agreement, the CTWS had an option to purchase an additional undivided 16.66% ownership interest in Pelton/Round Butte in 2021. On June 30, 2021, the CTWS notified PGE of their intent to exercise this purchase option. Under the terms of the purchase option, on January 1, 2022, PGE completed the sale of the additional undivided interest in the project at a net book value of $37 million, with no gain or loss recognized on the sale. Under terms of the Agreement, the CTWS has a second option in 2036 to purchase an undivided 0.02% interest in Pelton/Round Butte. If the second option is exercised, the CTWS’ ownership percentage would exceed 50%. PGE remains the operator of the project.

PGE is obligated to purchase 100% of the CTWS’ share of the project’s output under a Power Purchase Agreement (PPA) through 2040. The exercise of the purchase option on January 1, 2022 was evaluated as a sale-leaseback arrangement, and PGE determined that the transaction did not qualify for sale-leaseback accounting. As a result, the transaction is deemed a failed sale-leaseback and accounted for as a financing arrangement. PGE will continue to record the tangible utility asset within Electric utility plant, net on the condensed consolidated balance sheets as if it were the legal owner and will continue to recognize depreciation expense over the estimated useful life. A financing obligation of $25 million was recorded in Other noncurrent liabilities in the first quarter of 2022. Proceeds from the failed sale-leaseback of $25 million were recorded as a financing activity while proceeds from the sale of intangible property of $11 million and from the sale of CWIP of $1 million were recorded as an investing activity on the condensed consolidated statements of cash flow. The monthly PPA payments are split between interest expense and a reduction of the principal portion of the financing obligation. Any material differences between expense recognition and timing of payments is deferred as a regulatory asset or liability in order to match what is being recovered in customer prices for ratemaking purposes.

Battery storage agreement—In the first quarter of 2022, PGE commenced a finance lease for an energy storage agreement with a 20-year term, related to the Wheatridge Renewable Energy Facility. The Company recorded a lease liability and right-of-use asset of $29 million in PGE’s condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	March 31, 2022			December 31, 2021
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$—		$8	$—		$55
Pension and other postretirement plans	—		128	—		131
Debt issuance costs	—		23	—		23
Trojan decommissioning activities	—		93	—		90
February 2021 ice storm and damage	—		71	—		67
Power cost adjustment mechanism	—		28	—		29
2020 Labor Day wildfire	—		38	—		45
COVID-19	—		35	—		36
Other	20		67	24		57
Total regulatory assets	$20		$491	$24		$533
Regulatory liabilities:
Asset retirement removal costs	$—		$1,063	$—		$1,047
Deferred income taxes	—		205	—		208
Asset retirement obligations	—		44	—		43
Price risk management	205		—	55		—
Other	46		67	51		62
Total regulatory liabilities	$251	*	$1,379	$106	*	$1,360

* Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

On April 25, 2022, the OPUC issued Order 22-129 on PGE’s 2022 General Rate Case (GRC), which adopted all stipulations agreed to by the parties to the proceeding, including the annual revenue requirement, cost of capital, capitalization ratio, and the elimination of the decoupling mechanism. Key elements of the OPUC’s Order also included:
•establishment of a balancing account for the Company’s major storm damage recovery mechanism;
•denial of PGE’s proposal for a secondary phase of the 2022 GRC regarding the Faraday capital improvement project. PGE can pursue recovery in the Company’s next GRC;
•establishment of a deferral that would require PGE to defer and refund, subject to an earnings test, the revenue requirement associated with Boardman included in customer prices following plant closure in 2020; and
•creation of an earnings test for the deferrals for the 2020 Labor Day wildfire and the February 2021 ice storm and damage that is to be applied on a year-by-year basis.

As a result of the earnings tests outlined in the OPUC’s Order, the Company has released deferrals associated with the year ended 2020, resulting in a pre-tax, non-cash charge to earnings for the three months ended March 31, 2022 in the estimated amount of $17 million. PGE does not expect to exceed its regulated return on equity under the earnings test methodology approved by the OPUC for 2021 and 2022.

February 2021 ice storm and damage represents the costs not previously included for recovery in customer prices related to major storm damage incurred. Such costs were incurred to repair damage to PGE’s transmission and

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
distribution systems and restore power to customers as a result of the historic storms that ultimately led Oregon’s Governor to declare a state of emergency on February 13, 2021. On February 15, 2021, the Company filed an application for authorization to defer emergency restoration costs for the February storms (Docket UM 2156). PGE received OPUC Order No. 22-020 approving the February storms deferral in the first quarter of 2022. While the Company believes the full amount of the deferral is probable of recovery as PGE’s prudently incurred costs were in response to the unique and unprecedented nature of the storms, the OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusions of overall prudence, including an earnings test, could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Power Cost Adjustment Mechanism—PGE is subject to a Power Cost Adjustment Mechanism (PCAM), as approved by the OPUC. Pursuant to the PCAM, future customer prices can be adjusted to reflect a portion of the difference between: i) NVPC forecast each year and included in customer prices (baseline NVPC); and ii) actual NVPC for the year. NVPC consists of the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts, all of which is classified as Purchased power and fuel in the Company’s condensed consolidated statements of income, and is net of wholesale sales, which are classified as Revenues, net in the condensed consolidated statements of income. The Company is subject to a portion of the business risk or benefit associated with the difference between actual and baseline NVPC by application of an asymmetrical deadband, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues, net in PGE’s condensed consolidated statements of income, while any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense. For the year ended December 31, 2021, actual NVPC was $62 million above baseline NVPC, and therefore PGE deferred $28 million which represents 90% of the excess variance expected to be collected from customers.

2020 Labor Day Wildfire—In 2020, Oregon experienced one of the most destructive wildfire seasons on record, with over one million acres of land burned that ultimately led Oregon’s Governor to declare a state of emergency on August 20, 2020. As a result, PGE has incurred costs to replace and rebuild PGE facilities damaged by the fires, as well as addressing fire-damaged vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. Ongoing costs include replacing equipment, enhanced tree and brush clearing, and making emergency plans in close partnership with local, state, and federal land and emergency management agencies to further expand the use of a public safety power shutoff, if the need should arise. On October 20, 2020, the OPUC formally approved PGE’s request for deferral of such costs (Docket UM 2115). As of March 31, 2022 and December 31, 2021, PGE’s cumulative deferred costs related to the wildfire response was $38 million and $45 million, respectively. On April 25, 2022, the OPUC issued Order 22-129 related to PGE’s 2022 General Rate Case (GRC), and among other provisions, established an earnings test for the 2020 Labor Day Wildfire deferral. Pursuant to the earnings tests outlined in the OPUC’s Order, the Company has released deferrals associated with the year ended 2020, resulting in a pre-tax charge to earnings for the three months ended March 31, 2022 in the estimated amount of $15 million. The charge was recorded to Generation, transmission and distribution expenses in the condensed consolidated statements of income. PGE believes amounts deferred as of March 31, 2022 are probable of recovery as the Company’s prudently incurred costs were in response to the unique and unprecedented nature of the wildfire events leading to the deferral. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings test, could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
COVID-19—The COVID-19 pandemic led Oregon’s Governor to declare a state of emergency on March 8, 2020. Due to the adverse impacts of COVID-19 on economic activity, PGE has experienced an increase in bad debt expense, lost revenue, and other incremental costs. On March 20, 2020, PGE filed an application with the OPUC for deferral of lost revenue and certain incremental costs, such as bad debt expense, related to COVID-19. PGE, other utilities under the OPUC’s jurisdiction, intervenors, and OPUC staff held discussions regarding the scope of costs incurred by utilities that may qualify for deferral under Docket UM 2114, Investigation into the Effects of the COVID-19 Pandemic on Utility Customers. The result of such discussions was an Energy Term Sheet (Term Sheet), which dictates costs in scope for deferral but is silent on the timing of recovery of such costs. On September 24, 2020, the Commission adopted a proposed OPUC Staff motion for Staff to execute stipulations incorporating the terms of the Term Sheet. PGE’s deferral application was approved by the Commission on October 20, 2020 with final stipulations for the Term Sheet approved on November 3, 2020. As of March 31, 2022 and December 31, 2021, PGE’s deferred balance was $35 million and $36 million, respectively, comprised primarily of bad debt expense in excess of what is currently considered and collected in customer prices. Pursuant to the earnings tests outlined in the OPUC’s Order in the 2022 GRC, the Company has released deferrals associated with the year ended 2020, resulting in a pre-tax charge to earnings for the three months ended March 31, 2022 in the estimated amount of $2 million. Amortization of any deferred costs will remain subject to OPUC review prior to amortization in customer prices and would be subject to an earnings test. PGE believes amounts deferred are probable of recovery as the Company’s prudently incurred costs were in response to the unique nature of the COVID-19 pandemic health emergency. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	March 31, 2022	December 31, 2021
Accrued employee compensation and benefits	$47	$67
Accrued taxes payable	37	46
Accrued interest payable	43	29
Accrued dividends payable	40	40
Regulatory liabilities—current	251	106
Margin deposits from wholesale counterparties	157	58
Other	105	111
Total accrued expenses and other current liabilities	$680	$457

Credit Facilities

As of March 31, 2022, PGE had a $650 million revolving credit facility scheduled to expire in September 2026. The Company has the ability to expand the revolving credit facility to $750 million, if needed, subject to the requirements of the agreement. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of March 31, 2022, PGE was in compliance with this covenant with a 56.0% debt-to-total capital ratio and the aggregate unused available credit capacity under the revolving credit facility was $650 million. In addition, the credit facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. The Company believes these potential adjustments will have an immaterial impact on PGE’s results of operations.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility to cover any potential need to repay any commercial paper that may be outstanding at the time. As of March 31, 2022, PGE had no commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has three letter of credit facilities that provide a total capacity of $220 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $75 million were outstanding as of March 31, 2022. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

Pursuant to an order issued by the FERC, the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2024.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Service cost	$4	$5
Interest cost*	7	7
Expected return on plan assets*	(12)	(11)
Amortization of net actuarial loss*	4	5
Net periodic benefit cost	$3	$6

* The net expense portion of non-service cost components are included in Miscellaneous income (expense), net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE estimated the fair value of financial asset and liability instruments as of March 31, 2022 and December 31, 2021, and classified these financial instruments based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
The Company’s financial assets and liabilities whose values were recognized at fair value in the Company’s condensed consolidated balance sheets are as follows by level within the fair value hierarchy (in millions):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Other(2)	Total
Assets:
Cash equivalents	$92	$—	$—	$—	$92
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	9	8	—	—	17
Corporate credit	—	13	—	—	13
Money market funds measured at NAV (2)	—	—	—	14	14
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	4	—	—	—	4
Money market funds	1	—	—	—	1
Equity securities	3	—	—	—	3
Price risk management activities: (1) (4)
Electricity	—	35	1	—	36
Natural gas	—	274	18	—	292
	$109	$330	$19	$14	$472
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$51	$71	$—	$122
Natural gas	—	10	—	—	10
	$—	$61	$71	$—	$132

(1)Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.
(2)Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.
(3)Excludes insurance policies of $34 million, which are recorded at cash surrender value.
(4)For further information, see Note 5, Risk Management.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	As of December 31, 2021
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$44	$—	$—	$—	$44
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	9	10	—	—	19
Corporate credit	—	14	—	—	14
Money market funds measured at NAV (2)	—	—	—	14	14
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	4	—	—	—	4
Money market funds	1	—	—	—	1
Equity securities	4	—	—	—	4
Price risk management activities: (1) (4)
Electricity	—	16	1	—	17
Natural gas	—	115	5	—	120
	$62	$155	$6	$14	$237
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$33	$90	$—	$123
Natural gas	—	13	1	—	14
	$—	$46	$91	$—	$137

(1)Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.
(2)Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.
(3)Excludes insurance policies of $36 million, which are recorded at cash surrender value.
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

Assets and liabilities from price risk management activities, recorded at fair value in PGE’s condensed consolidated balance sheets, consist of derivative instruments entered into by the Company to manage its risk exposure to commodity price and foreign currency exchange rates and reduce volatility in NVPC for the Company’s retail customers. For additional information regarding these assets and liabilities, see Note 5, Risk Management.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of March 31, 2022
Electricity physical forwards	$—	$70	Discounted cash flow	Electricity forward price (per MWh)	$20.00	$146.53	$51.04
Natural gas financial swaps	18	—	Discounted cash flow	Natural gas forward price (per Decatherm)	2.55	5.83	3.08
Electricity financial futures	1	1	Discounted cash flow	Electricity forward price (per MWh)	20.00	146.53	58.40
	$19	$71
As of December 31, 2021
Electricity physical forwards	$—	$90	Discounted cash flow	Electricity forward price (per MWh)	$16.66	$129.75	$43.73
Natural gas financial swaps	5	1	Discounted cash flow	Natural gas forward price (per Decatherm)	2.02	8.02	2.81
Electricity financial futures	1	—	Discounted cash flow	Electricity forward price (per MWh)	26.76	68.43	52.46
	$6	$91

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Balance as of the beginning of the period	$85	$137
Net realized and unrealized losses/(gains)*	(37)	(21)
Transfers from Level 3 to Level 2	4	1
Balance as of the end of the period	$52	$117
* Both realized and unrealized losses/(gains), of which unrealized portion are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Revenues, net or Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income. Includes $1 million in net realized gains for each of the three-month periods ended March 31, 2022 and March 31, 2021.

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

As of March 31, 2022, the carrying amount of PGE’s long-term debt was $3,286 million, net of $13 million of unamortized debt expense, and its estimated aggregate fair value was $3,439 million. As of December 31, 2021, the carrying amount of PGE’s long-term debt was $3,285 million, net of $14 million of unamortized debt expense, and its estimated aggregate fair value was $3,831 million.

NOTE 5: RISK MANAGEMENT

Price Risk Management

PGE participates in the wholesale marketplace to balance its supply of power, which consists of its own generation combined with wholesale market transactions, to meet the needs of its retail customers, manage risk, and administer the Company’s long-term wholesale contracts. Wholesale market transactions include purchases and sales of both power and fuel resulting from economic dispatch decisions with respect to Company-owned generation resources. The Company also performs portfolio management and wholesale market sales services for third parties in the region. As a result of this ongoing business activity, PGE is exposed to commodity price risk and foreign currency exchange rate risk, from which changes in prices and/or rates may affect the Company’s financial position, results of operations, or cash flows.

PGE utilizes derivative instruments to manage its exposure to commodity price risk and foreign exchange rate risk in order to reduce volatility in NVPC for its retail customers. Such derivative instruments, recorded at fair value on the condensed consolidated balance sheets, may include forwards, future, swap, and options contracts for electricity, natural gas, and foreign currency, with changes in fair value recorded in the condensed consolidated statements of income and comprehensive income. PGE also enters into non-exchange-traded weather contract options, which are accounted for using the intrinsic value method. In accordance with ratemaking and cost recovery processes authorized by the OPUC, the Company recognizes a regulatory asset or liability to defer the gains and losses from derivative activity until settlement of the associated derivative instrument. PGE may designate certain derivative instruments as cash flow hedges or may use derivative instruments as economic hedges. The Company does not intend to engage in trading activities for non-retail purposes.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	March 31, 2022	December 31, 2021
Current assets:
Commodity contracts:
Electricity	$35	$16
Natural gas	229	86
Total current derivative assets(1)	264	102
Noncurrent assets:
Commodity contracts:
Electricity	1	1
Natural gas	63	34
Total noncurrent derivative assets(1)	64	35
Total derivative assets(2)	$328	$137
Current liabilities:
Commodity contracts:
Electricity	$51	$36
Natural gas	9	11
Total current derivative liabilities	60	47
Noncurrent liabilities:
Commodity contracts:
Electricity	71	87
Natural gas	1	3
Total noncurrent derivative liabilities	72	90
Total derivative liabilities(2)	$132	$137
(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.
(2) As of March 31, 2022 and December 31, 2021, no derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	March 31, 2022		December 31, 2021
Commodity contracts:
Electricity	4	MWhs	4	MWhs
Natural gas	160	Decatherms	181	Decatherms
Foreign currency	$20	Canadian	$19	Canadian
PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of March 31, 2022, gross amounts included as Price risk management liabilities subject

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
to master netting agreements were $4 million, for which PGE has posted no collateral. Of the gross amounts recognized as of March 31, 2022, $1 million was for electricity and $3 million was for natural gas. As of December 31, 2021, gross amounts included as Price risk management liabilities subject to master netting agreements were $3 million, for which PGE posted no collateral. Of the gross amounts recognized as of December 31, 2021, $1 million was for electricity and $2 million was for natural gas.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Revenues, net or Purchased power and fuel, as applicable, in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Commodity contracts:
Electricity	$(40)	$(23)
Natural Gas	(211)	(25)
Foreign currency exchange	—	—
Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended March 31, 2022 and 2021, net gains of $198 million and net gains of $39 million, respectively, have been offset.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss/(gain) recorded as of March 31, 2022 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total
Commodity contracts:
Electricity	$18	$(1)	$3	$3	$4	$59	$86
Natural gas	(165)	(98)	(15)	(4)	—	—	(282)
Net unrealized loss/(gain)	$(147)	$(99)	$(12)	$(1)	$4	$59	$(196)
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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2022 was $117 million, for which PGE has posted $5 million in collateral, consisting entirely of cash. If the credit-risk-related contingent features underlying these agreements were triggered at March 31, 2022, the cash requirement to either post as collateral or settle the instruments immediately would have been $97 million. As of March 31, 2022, PGE had no cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
As of March 31, 2022, PGE received from counterparties $167 million in collateral, consisting of $10 million of letters of credit and $157 million of cash. Increases in margin deposits received from wholesale counterparties is primarily due to the increase in PGE’s natural gas derivative asset positions. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

For the three months ended March 31, 2022, unvested performance-based restricted stock units and related dividend equivalent rights of 385 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 373 thousand shares excluded for the three months ended March 31, 2021.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted-average common shares outstanding—basic	89,396	89,556
Dilutive effect of potential common shares	131	147
Weighted-average common shares outstanding—diluted	89,527	89,703

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three-month periods ended March 31, 2022 and 2021 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2021	89,410,612	$1,241	$(10)	$1,476	$2,707
Issuances of shares pursuant to equity-based plans	163,291	—	—	—	—
Stock-based compensation	—	—	—	—	—
Repurchase of common stock	(350,000)	(5)	—	(13)	(18)
Dividends declared ($0.4300 per share)	—	—	—	(40)	(40)
Net income	—	—	—	60	60
Balances as of March 31, 2022	89,223,903	$1,236	$(10)	$1,483	$2,709

Balances as of December 31, 2020	89,537,331	$1,231	$(11)	$1,393	$2,613
Issuances of shares pursuant to equity-based plans	39,417	—	—	—	—
Stock-based compensation	—	2	—	—	2
Dividends declared ($0.4075 per share)	—	—	—	(36)	(36)
Net income	—	—	—	96	96
Balances as of March 31, 2021	89,576,748	$1,233	$(11)	$1,453	$2,675

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

A small group of PRPs performed pre-remedial design sampling to update baseline data and submitted the data in an updated evaluation report to the EPA for review. The evaluation report concluded that the conditions of Portland Harbor had improved substantially with the passage of time. In response, the EPA indicated that while it would use the data to inform implementation of the ROD, the EPA’s conclusions remained materially unchanged. With the completion of pre-remedial design sampling, Portland Harbor is now in the remedial design phase, which consists of additional technical information and data collection to be used to design the expected remedial actions. Certain

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
PRPs, not including PGE, have entered into consent agreements to perform remedial design and the EPA has indicated it will take the initial lead to perform remedial design on the remaining areas. The Company anticipates that remedial design costs will ultimately be allocated to PRPs as a part of the allocation process for remediation costs of the EPA’s preferred remedy. The EPA announced on February 12, 2021 that the entirety of Portland Harbor is under an active engineering design phase.

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

The impact of costs related to EPA and NRD liabilities on the Company’s results of operations is mitigated by the Portland Harbor Environmental Remediation Account (PHERA) mechanism. As approved by the OPUC in 2017, the PHERA allows the Company to defer and recover incurred estimated liabilities and environmental expenditures related to Portland Harbor through a combination of third-party proceeds, including but not limited to insurance recoveries, and, if necessary, through customer prices. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds. Annual expenditures in excess of $6 million, excluding expenses related to contingent liabilities, are subject to an annual earnings test and would be ineligible for recovery to the extent PGE’s actual regulated return on equity exceeds its return on equity as authorized by the OPUC in PGE’s most recent general rate case. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or ineligible per the prescribed earnings test. The Company plans to seek recovery of any costs resulting from EPA’s determination of liability for Portland Harbor through application of the PHERA. At this time, PGE is not collecting any Portland Harbor cost from the PHERA through customer prices.

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

On July 11, 2021, the parties entered into a Stipulation of Settlement (the "Agreement") to fully resolve the Securities Action. The Agreement, which is subject to Court approval, provides for a settlement payment of $6.75 million in exchange for the complete dismissal with prejudice and a release of all claims against the defendants in connection with the Securities Action, without any admission of fault or wrongdoing by the defendants. On July 16, 2021, the Lead Plaintiff filed an application for Court approval of the settlement. In an order dated August 10, 2021, the Court granted preliminary approval of the settlement, stayed all proceedings in the action except with respect to settlement, and scheduled a final settlement approval hearing for March 11, 2022. The settlement payment was paid by the Company’s insurance provider under its insurance policy. In light of the Agreement, the Court removed the hearing on the defendants’ pending motion to dismiss from the calendar. At the hearing on March 11, 2022, the Court approved the settlement, with an opinion to follow; on March 22, 2022, the Court entered an Opinion and Order Approving Settlement, Attorney’s Fees, and Expenses; and on March 28, 2022, the Court entered a final Judgment and Order of Dismissal with Prejudice.

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

On April 7, 2021, a putative shareholder derivative lawsuit was filed in Multnomah County Circuit Court, Oregon, captioned, Ashabraner v. Pope, 21-cv-13698 (the “Ashabraner Action”), against one current and one former PGE executive and certain and former members of the Company's Board of Directors. The plaintiff asserts a claim for alleged breaches of fiduciary duties, purportedly on behalf of PGE, arising from the energy trading losses the Company previously announced in August 2020. The plaintiff alleges that the defendants made material misstatements and omissions and allowed the Company to operate with inadequate internal controls. The complaint demands a jury trial and seeks damages to be awarded to the Company, equitable relief, and an award of plaintiff’s attorneys’ fees and costs. On July 27, 2021, the Court issued an order consolidating the Ashabraner Action with the Shimberg Action.

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

On February 11, 2022, the parties to the Derivative Actions entered into a Stipulation of Settlement memorializing the terms of the non-monetary settlement, subject to Court approval, as set forth in the MOU. Under the Stipulation of Settlement, the parties to the JS Halberstam Action agree to stay the proceedings in the Derivative Actions pending Court approval of the settlement. In addition, the Stipulation of Settlement provides that defendants will not oppose or object to a request by plaintiffs’ counsel for fees and expenses up to $750,000, which is subject to Court approval. Upon final approval of the Court, PGE expects such fees and expenses to be paid by the Company’s insurance provider under its insurance policy. On February 15, 2022, the plaintiff in the JS Halberstam Action filed a motion for preliminary approval of the settlement.

On March 28, 2022, the United States District Court for the District of Oregon entered an order preliminarily approving the settlement and the form and content of the notice to shareholders and setting a final hearing for May

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
9, 2022, in the JS Halberstam Action. On April 18, 2022, the plaintiff in the JS Halberstam Action filed a motion for final approval of the settlement and fee and expense award. Under the current schedule, that motion will be fully briefed on May 2, 2022. The settlement remains subject to final Court approval.

Governmental Investigations

In March, April and May 2021, the Division of Enforcement of the Commodity Futures Trading Commission (the "CFTC"), the Division of Enforcement of the SEC, and the Division of Enforcement of the FERC, respectively, informed the Company they are conducting investigations arising out of the energy trading losses the Company previously announced in August 2020. The Company is cooperating with the CFTC, SEC, and FERC. Management cannot at this time predict the eventual scope or outcome of these matters.

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

Petitioners filed a First Amended Complaint on May 19, 2021, adding the Attorney General of Montana (Montana AG) as defendant and challenging the constitutionality of Montana Senate Bill 266 (SB 266), which purportedly gives the Montana AG authority to penalize and restrain any co-owner of Colstrip who takes steps to shut-down the plant without unanimous consent, or otherwise fails to pay the costs to maintain the plant. Defendant Northwestern filed an answer on June 2, 2021 and asked that the case Talen filed, as described in the “Complaint to implement SB 265 and SB 266” below, and this case be consolidated. On May 27, 2021, Petitioners filed a Motion for Preliminary Injunction, to enjoin the Montana AG from enforcing SB 266 against them. On June 17, 2021, defendants

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NorthWestern and Talen filed their Oppositions to Motion for Preliminary Injunction (PI) and the Montana AG filed a response taking no position on the PI, stating the State of Montana does not envision enforcing SB 266 any time soon. The Court held a hearing on the Petitioners’ Motion for PI August 6, 2021. On October 13, 2021, the Court issued an order that granted the Petitioners’ Motion for PI, enjoining the Montana AG from enforcing SB 266 against them and on December 17. 2021, the Court further clarified its PI order.

On August 17, 2021, the Petitioners filed for partial summary judgment on their claim to declare unconstitutional or unenforceable SB 265, which purports to invalidate the arbitration provision of the parties’ contract. Talen opposes the motion and Northwestern does not oppose the motion, but requests the Court compel arbitration. On October 29, 2021, the Petitioners filed a motion for summary judgment on their claim to declare unconstitutional and unenforceable SB 266. In November 2021, parties filed responses, opposition, and a motion to stay action on the summary judgment. On December 3, 2021, NorthWestern moved to compel arbitration and to appoint a magistrate to oversee the arbitrator selection process. On December 23, 2021, Petitioners and Talen filed their responses. The Court has scheduled a hearing for April 26, 2022.

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

Richard Burnett; Colstrip Properties Inc., et al v. Talen Montana, LLC; PGE, et al. On December 14, 2020, the original claim was filed in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. The plaintiffs allege they have suffered adverse effects from the defendants coal dust. On August 26, 2021, the claim was amended to add PGE as a defendant. On November 1, 2021, the defendants filed an answer to the complaint. Plaintiffs are seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties, as determined by the Court. The Court set a trial to begin September 26, 2023.

Since these lawsuits are in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible losses.

Other Matters

PGE is subject to other regulatory, environmental, and legal proceedings, investigations, and claims that arise from time to time in the ordinary course of business that may result in judgments against the Company. Although management currently believes that resolution of such known matters, individually and in the aggregate, will not have a material impact on its financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future.

NOTE 9: GUARANTEES

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of March 31, 2022, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes tax credits, regulatory flow-through adjustments, and other items, applied to the Company’s year-to-date, pre-tax income. The significant differences between the U.S. Federal statutory tax rate and PGE’s effective tax rate are reflected in the following table:

	Three Months Ended March 31,
	2022	2021
Federal statutory tax rate	21.0%	21.0%
Federal tax credits*	(10.5)	(8.9)
State and local taxes, net of federal tax benefit	8.9	8.8
Flow-through depreciation and cost basis differences	0.7	0.3
Amortization of excess deferred income tax	(4.5)	(3.2)
Local tax flow-through adjustment	—	(8.2)
Other	(0.1)	(1.2)
Effective tax rate	15.5%	8.6%

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Local tax flow-through adjustment

The Company is subject to a local tax that is recovered through a supplemental tariff based on current tax expense, but for which the Company has also recognized deferred income tax expenses over time. Because it is probable that the local deferred taxes will be flowed through future customer prices in accordance with the supplemental tariff, PGE determined a corresponding regulatory asset should have been recorded. In the first quarter of 2021, PGE recognized a regulatory asset to defer previously recorded deferred income tax expenses in the amount of $9 million with a corresponding credit to Income tax expense reflected in the condensed consolidated statements of income for the three months ended March 31, 2021. The adjustment has no impact to the three months ended March 31, 2022.

Carryforwards

Federal tax credit carryforwards as of March 31, 2022 and December 31, 2021 were $100 million and $98 million, respectively. These credits primarily consist of PTCs, which will expire at various dates through 2042. PGE believes that it is more likely than not that its deferred income tax assets as of March 31, 2022 will be realized; accordingly, no valuation allowance has been recorded. As of March 31, 2022, and December 31, 2021, PGE had no material unrecognized tax benefits.

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

In addition to any assumptions and other factors and matters referred to specifically in connection with forward-looking statements, factors that could cause actual results or outcomes for PGE to differ materially from those discussed in such forward-looking statements include:

•governmental policies, legislative action, and regulatory audits, investigations, and actions, including those of the Federal Regulatory Energy Commission (FERC) and the Public Utility Commission of Oregon, (OPUC) with respect to allowed rates of return, financings, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs, operating expenses, deferrals, timely recovery of costs, and capital investments, and current or prospective wholesale and retail competition;
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
•the outcome of legal and regulatory proceedings and issues including, but not limited to, the matters described under the heading of Regulatory Matters in the Overview section of this Item 2, and Note 8, Contingencies in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q;
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
•PGE’s ability to effectively implement a public safety power shutoff (PSPS) and de-energize its system in the event of heightened wildfire risk, which could cause damage to the Company’s own facilities or lead to potential liability if energized systems are involved in wildfires that cause harm;
•operational factors affecting PGE’s power generating facilities and battery storage facilities, including forced outages, unscheduled delays, hydro and wind conditions, and disruption of fuel supply, any of which may cause the Company to incur repair costs or purchase replacement power at increased costs;
•default or nonperformance on the part of any parties from whom PGE purchases capacity or energy, which may cause the Company to incur costs to purchase replacement power and related renewable attributes at increased costs;
•complications arising from PGE’s jointly-owned plant, including changes in ownership, adverse regulatory outcomes or legislative actions, or operational failures that result in legal or environmental liabilities or unanticipated costs related to replacement power or repair costs;
•delays in the supply chain and increased supply costs, failure to complete capital projects on schedule or within budget, failure of counterparties to perform under agreements, or the abandonment of capital projects, any of which could result in the Company’s inability to recover project costs;
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
•employee workforce factors, including potential strikes, work stoppages, transitions in senior management, the ability to recruit and retain key employees and other talent, and turnover due to macroeconomic trends such as voluntary resignation of large numbers of employees similar to that experienced by other employers and industries since the beginning of the coronavirus (COVID-19) pandemic;

•new federal, state, and local laws that could have adverse effects on operating results;
•failure to achieve the Company’s greenhouse gas emission goals or being perceived to have either failed to act responsibly with respect to the environment or effectively responded to legislative requirements concerning greenhouse gas emission reductions, any of which can lead to adverse publicity and have adverse effects on the Company's operations and/or damage the Company's reputation;
•political and economic conditions;
•the impact of widespread health developments, including the global COVID–19 pandemic, and responses to such developments (such as voluntary and mandatory quarantines, including government stay at home orders, as well as shut downs and other restrictions on travel, commercial, social and other activities), which could materially and adversely affect, among other things, demand for electric services, customers’ ability to pay, supply chains, personnel, contract counterparties, liquidity and financial markets;
•changes in financial or regulatory accounting principles or policies imposed by governing bodies;
•acts of war or terrorism; and
•risks and uncertainties related to RFP final shortlist projects, including, but not limited to regulatory processes, inflationary impacts, supply chain constraints, supply cost increases (including application tariffs impacting solar module imports), and legislative uncertainty.

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

Company Strategy

The Company exists to power the advancement of society. PGE energizes lives, strengthens communities, and fosters energy solutions that promote social, economic, and environmental progress. The Company is committed to being a clean energy leader and delivering steady growth and returns to shareholders. PGE is focused on working with customers, communities, policy makers, and other stakeholders to deliver affordable, safe, reliable electricity service to all, while increasing opportunities to deliver clean and renewable energy, reducing greenhouse gas emissions, and responding to evolving customer expectations. At the same time, the Company is building an increasingly smart, integrated, and interconnected grid that spans from residential customers to other utilities within the region. PGE is transforming all aspects of its business to empower its workforce to be even more results oriented to serve customers well. To create a clean energy future, PGE is focused on the following strategic initiatives:

•Decarbonize the power supply by reducing GHG emissions associated with the power served to customers by at least 80% by 2030, 90% by 2035, and achieving zero GHG emissions associated with the power served to customers by 2040;
•Electrify other sectors of the economy like transportation and buildings that are also transforming to reduce GHG emissions; and
•Perform by improving work efficiency, safety of its workforce, and reliability of its systems and equipment, all while adhering to the Company’s long-term earnings per diluted share growth guidance of 4-6% on average.

Climate change

State-mandated GHG reduction targets—In June 2021, the Oregon legislature passed HB 2021, establishing a 100% clean electricity by 2040 framework for PGE and other investor-owned utilities and electric service suppliers in the state. A number of provisions in the bill align with PGE’s strategic direction, and highlight Oregon’s ambitious, economy-wide goals to combat climate change. The GHG reduction targets applicable to these regulated entities are an 80% reduction in GHG emissions by 2030, 90% by 2035, and 100% by 2040 and every year thereafter. For more information regarding HB 2021 and the baseline to which the target reductions apply, see the “Environmental Laws and Regulations” section within this Overview.

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

The Company implemented a customer service option, the Green Future Impact (GFI) Program, which is a renewable energy program that allows customers to have a choice in how they source their electricity. Under the GFI Program, customers can enroll in a Customer-Supplied Option (CSO) or PGE-Supplied Option. Under the CSO, participants are responsible for finding a renewable energy facility that meets established requirements and bringing those resources to PGE. Under the PGE-Supplied option, customers who enrolled in Phase I can receive energy from PGE-provided purchased power agreements (PPAs) for renewable resources and customers who enroll in Phase II can receive energy from PGE-provided PPAs for renewable resources or energy from renewable resources that are PGE owned, under certain conditions.

As of March 31, 2022, the GFI Program has an approved capacity of 750 MW. Through this voluntary program, the Company seeks to support the customers’ clean energy acceleration, achieve PGE sustainability goals, mitigate cost and manage risk, and reliably integrate power.

Extreme weather—In recent years, PGE’s territory has experienced unprecedented heat, historic ice and snowstorms, and wildfires. In June 2021, temperatures in the region reached all-time recorded highs, shattering the Company’s previous peak load demand, and surpassing the prior summer peak load by nearly 12%. In February 2021, PGE’s service territory experienced an ice storm, which led to historic levels of customer power outages, and caused considerable expense for service restoration and damage repair (see “February 2021 Ice Storms and Damage” in the “Regulatory Matters” section of this Overview for more information on the impact to PGE’s results of operation). In 2020, Oregon experienced one of the most destructive wildfire seasons on record, with over one million acres of land burned (see “Wildfire” in the “Regulatory Matters” section of this Overview for more information on the impact to PGE’s results of operation). The increase and severity of extreme weather events highlights the importance of combating the effects of climate change through decarbonizing the power supply and investing in a more reliable and resilient grid.

Investing in a clean energy future

Building a resilient grid—Recent extreme weather events driven by changes to global systems affecting rainfall patterns and seasonal snow cover in the region have impacted PGE’s customers significantly, and the frequency and severity of these events are accelerating. PGE’s grid of the future is increasingly smart and adaptive, so that the electric service its customers depend on remains reliable even under uncertain and extreme conditions. For example, the Company uses wireless smart sensors and centrally controlled automated switches to help isolate disruptions and more quickly reroute power, preventing or shortening disruptions. In the field, PGE uses advanced data analytics to optimize system investments and maintenance. The Company is updating its design standards, so that smart sensors and switches are constructed to withstand more extreme weather, particularly in high-risk wildfire areas.

The Resource Planning Process—PGE’s resource planning process includes working with customers, stakeholders, and regulators to chart the course toward a clean, affordable, and reliable energy future. With the passage of House Bill 2021, PGE will prepare a Clean Energy Plan (CEP) which will articulate the Company’s strategy to meet the 2030 and 2040 decarbonization targets. The first CEP is anticipated to be filed in the Spring of 2023 and will set annual decarbonization targets and articulate how PGE will achieve an equitable transition to a decarbonized grid. PGE’s resource planning analysis and stakeholder engagement will continue to occur through the Integrated Resource Plan (IRP) and Distribution System Plan (DSP) processes.

PGE’s 2016 IRP process resulted in the development of the following renewable resources:
•Wheatridge Renewable Energy Facility (Wheatridge)—In 2018, the Company issued a request for proposals (RFP) seeking to procure approximately 100 average megawatts (MWa) of qualifying renewable resources. The prevailing project was Wheatridge, an energy facility in eastern Oregon that will combine 300 MW of wind generation and 50 MW of solar generation with 30 MW of battery storage. PGE owns 100 MW of the wind resource, which was placed in-service in 2020. Subsidiaries of NextEra Energy Resources, LLC operate the facility and own the balance of the wind resource, along with the solar and battery components, which were placed in-service in March of 2022, and sell their portion of the output to PGE.

In May 2020, PGE obtained an OPUC order acknowledging the Company’s 2019 IRP and associated Action Plan for PGE to acquire resources over the next four years, an important step in acquiring the necessary clean and renewable and capacity resources by 2030. In October 2021, PGE initiated its 2021 All-Source RFP public process, seeking approximately 1,000 MW of renewable and non-emitting resources. PGE estimates that the 2021 All-Source RFP will meet a portion of the Company’s projected need of approximately 1,500 to 2,000 MW of clean and renewable resources and approximately 800 MW of non-emitting dispatchable capacity resources in order to meet the Company’s 2030 emissions reduction target. PGE also expects it will need to exit Colstrip and is actively working on plans to achieve this by the end of 2025.

The All-Source RFP seeks:
•Approximately 375 to 500 MW of renewable resources;
•Approximately 375 MW of non-emitting dispatchable capacity resources that can be used to meet peak customer demand; and
•One or more resources for the Company’s Green Future Impact (GFI) Program. Under the GFI Program, PGE plans to acquire up to 100 MW of a new wind, solar, or hybrid renewable and battery storage resources to meet subscriber demand under the PGE supply option. The Company does not expect GFI Program resources considered in the 2021 All-Source RFP to contribute towards the 150 MWa renewable energy target envisioned under the 2019 IRP Action Plan.

PGE will work with the OPUC to evaluate whether procuring resources beyond the amounts identified above are in the best interest of customers given the significant new clean resources additions necessary to meet HB 2021 requirements in 2030.

Renewable resources in PGE’s 2021 All-Source RFP must be eligible under Oregon’s Renewable Portfolio Standard (RPS) and qualify for the federal production tax credit (PTC) or the federal investment tax credit. All resources (dispatchable capacity or renewable) must be online by the end of 2024, with certain exceptions for long-lead time resources.

PGE issued the final RFP after receiving approval with modifications from the OPUC in December 2021, and proposals were submitted in January 2022. Bids were evaluated based on the OPUC-approved scoring methodology. Following determination of a final shortlist, PGE plans to submit a request for acknowledgement of the shortlist to the OPUC on May 5, 2022 that includes seven distinct projects submitted by five bidders for renewable resources and six distinct projects by four bidders for capacity resources.

The proposals for renewable resources provide various combinations of wind, solar, and battery storage options that include power purchase agreements (PPA) along with Company-owned resources. The proposals for non-emitting capacity resources provide battery storage and pumped storage options that include PPAs along with Company-owned resources. The ultimate outcome of the RFP process may involve the selection of multiple projects for both renewable and capacity resources.

PGE will request that the OPUC acknowledge the RFP shortlist by July 15, 2022 to enable the Company to execute definitive agreements. RFP final shortlist projects were evaluated and selected based on conditions as of the shortlist date. PGE intends to commence negotiations with one or more bidders and finalize negotiations prior to the end of 2022 to allow sufficient time to capture expiring federal tax credits for the benefit of customers.

In February 2022, NewSun Energy LLC (“NewSun”) filed a petition for judicial review in the Marion County Circuit Court against the OPUC challenging the scoring methodology in the RFP. PGE has joined in the case as an intervenor. NewSun also filed a motion to stay the RFP process, which the Court subsequently denied. The OPUC has filed a motion to dismiss the case and PGE has joined the OPUC’s motion to dismiss. NewSun opposes the motion. PGE cannot predict the outcome of the proceeding or potential impact, if any, to its ongoing RFP process.

In October 2021, PGE filed its inaugural Distribution System Plan (DSP), which lays out plans to build a grid that empowers customers to make energy management choices to support decarbonization and supports a two-way energy ecosystem with resources like batteries, EV charging, and solar panels where communities—especially underserved Oregonians—need them. The plan consists of two parts, the first of which was acknowledged by the OPUC on March 8, 2022. Part Two is expected to be filed in August of 2022.

In October 2021, PGE filed an extension waiver for the next IRP that the OPUC approved. As a result, the next IRP will be filed for OPUC consideration by March 31, 2023.

Electrify the economy—To help Oregon reach its decarbonization goals, PGE is working to build a safe, reliable, and affordable, economy-wide, clean energy future. The Company is committed to increase electrification of buildings and support the accelerating pace of vehicle electrification.

Transportation electrification is one of the most significant ways to reduce GHG emissions in Oregon. PGE is engaged with customers and communities to develop infrastructure projects aimed at improving accessibility to electric vehicle charging stations, build fleet partnerships, and offer programs to encourage customers to advance transportation electrification.

In 2019, PGE filed with the OPUC its first Transportation Electrification plan, which considers current and planned activities, along with both existing and potential system impacts, in relation to the State’s carbon reduction goals. In 2020, the OPUC approved the plan and related costs and revenues associated with the Transportation Electrification and Electric Vehicle Charging pilot programs. In 2021, the Oregon legislature enacted House Bill 2165, ensuring the OPUC has clear and broad authority to allow electric company investments in infrastructure to support transportation electrification.

Businesses and families continue to turn to electricity to serve their home and workplace needs and PGE continues to share information on the benefits of electric appliances, landscaping tools and equipment, and heat pumps, which provide efficient heating and cooling. In addition, the Company continues to pursue advanced technologies to enhance the grid, pursue distributed generation and energy storage, and develop microgrids and the use of data and analytics to better predict demand and support energy-saving customer programs.

Environmental Laws and Regulations

House Bill 2021—In June 2021, the Oregon Legislature passed HB 2021, which requires retail electricity providers to reduce GHG emissions associated with serving Oregon retail electricity consumers, compared to their baseline emissions levels by 80% by 2030, 90% by 2035, and 100% by 2040. The baseline emissions levels for the investor-owned utilities are the average annual GHG emissions for the years 2010, 2011, and 2012 associated with the electricity sold to their retail electricity consumers as reported to the Oregon Department of Environmental Quality (ODEQ).

Utilities must develop a clean energy plan (CEP) for meeting the targets concurrent with the development of each IRP. In reviewing the CEP, the OPUC must ensure that utilities demonstrate continual progress and are taking actions as soon as practicable that facilitate rapid reduction of GHG emissions and the transition to an equitable grid at reasonable costs to retail electricity consumers. The OPUC is also given authority to apply a performance incentive for early compliance with one or more of the clean energy targets.

Regulated entities will continue to report annual GHG emissions to ODEQ, as they do today. In compliance years, which are 2030, 2035, and 2040 and every year thereafter, the OPUC will use the data reported to ODEQ for that compliance year to determine whether the reduction targets are met. In determining compliance, if the utility has emissions in excess of the target, the OPUC must take into consideration unplanned emissions necessary to meet load if the utility experienced unexpected challenges, such as transmission constraints or under-production from hydro and other renewable resources. The bill also includes certain compliance exceptions to protect customers, including a cost cap and the ability for the OPUC to grant a temporary exemption if a utility is unable to comply with mandatory reliability standards.

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

Governor Executive Orders—In 2020, the Governor of Oregon issued an executive order directing state agencies to seek to reduce and regulate GHG emissions.

Among other things, the executive order:
•Directed state agencies to integrate climate change and the State’s GHG emissions reduction goals into their planning, budgets, investments, and decisions to the extent allowed by law;
•Directed the OPUC to—

•determine whether utility portfolios and customer programs reduce risks and costs to utility customers by making rapid progress towards reducing GHG emissions consistent with Oregon’s reduction goals;
•encourage electric companies to support transportation electrification infrastructure that supports GHG emissions reductions and zero-emission vehicle goals; and
•prioritize proceedings and activities that advance decarbonization in the utility sector and exercise its broad statutory authority to reduce GHG emissions, mitigate energy burden on utility customers, and ensure reliability and resource adequacy;
•Directed the ODEQ to adopt a program to cap and reduce GHG emissions from large stationary sources, transportation fuels, and other liquid or gaseous fuels including natural gas. The ODEQ adopted such a program, referred to as the Climate Protection Plan, in December 2021; and
•Strengthened the reduction goals of the state’s Clean Fuels Program and extended the program, from the previous rule that required a ten percent reduction in average carbon intensity of fuels from 2015 levels by 2025, to a 25 percent reduction below 2015 levels by 2035.

RPS Standards and Other Laws—In 2016, Oregon Senate Bill 1547 (SB 1547) set a benchmark for how much electricity must come from renewable sources and required the elimination of coal from Oregon utility customers’ energy supply no later than 2030 (subject to an exception that allowed extension of this date until 2035 for PGE’s output from Colstrip).

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

In response to SB 1547, the Company filed a tariff request in 2016 to accelerate recovery of PGE’s investment in Colstrip from 2042 to 2030. In 2020, the owners of Colstrip Units 1 and 2 permanently retired those two units. Although PGE has no direct ownership interest in those two units, the Company does have a 20% ownership share in Colstrip Units 3 and 4, which utilize certain common facilities with Units 1 and 2.

Although PGE is currently scheduled to recover the costs of Colstrip by 2030, some co-owners of Units 3 and 4 have sought approval to recover their costs sooner in their respective jurisdictions. In December 2021, the OPUC approved PGE’s depreciation study (OPUC Docket UM 2152), which will accelerate depreciation on Colstrip through December 31, 2025. Depreciation rates will change and customer collection would coincide with the price effective date of the Company’s 2022 General Rate Case (2022 GRC). For further information on the 2022 GRC, see “General Rate Case” in the “Regulatory Matters” section of this Overview. The Company continues to evaluate its ongoing investment in Colstrip, including the possibility of PGE’s exit from the generation facility. See Note 8, Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements” for information regarding legal proceedings related to Colstrip.

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

General Rate Case—In July 2021, PGE filed with the OPUC a general rate case based on a 2022 test year. The filing requested an increase in PGE's annual revenue requirement that, when combined with changes in supplemental schedules, would result in an overall average increase of approximately 3.9% in customer prices for 2022. The net price increase and annual revenue requirement included a 2.0% average price increase as a result of higher net variable power costs (NVPC) expected in 2022, as reflected in the Annual Update Tariff (AUT) filed with the OPUC in April 2021. The 2022 GRC filing sought recovery of base business investments in upgrading the grid to improve reliability, resiliency, and capability to deliver safe, reliable, clean electricity to customers.

PGE has invested heavily in its transmission and distribution system to meet the needs of customers by addressing new and growing load and strengthening the grid for new challenges with extreme weather and wildfires. These investments include needed pole and underground wire replacements, substation upgrades, and other additions, as well as the new Integrated Operations Center and the Advanced Data Management System software platform.

The 2022 GRC also reflected significant investments geared toward protecting the lives and property of Oregonians. As Oregon’s weather gets hotter and drier, increasing the risk of catastrophic wildfires, the Company is intensifying efforts to keep the system safe from wildfire-related events and resilient from weather and disaster-related crises. Key to these efforts are expansion of the vegetation management program and system hardening to help mitigate potential outages arising from wildfire and severe weather year-round.

The proposed net increase in annual revenue requirement in the 2022 GRC was based upon:
•A capital structure of 50% debt and 50% equity;
•A return on equity of 9.5%;
•A cost of capital of 6.94%; and
•A rate base of $5.7 billion.

PGE, OPUC staff, and certain customer groups reached an agreement that resolved cost of capital issues and allowed for:
•A capital structure of 50% debt and 50% equity;
•A return on equity of 9.5%; and
•A cost of capital of 6.83%, which reflects updates for actual and forecasted debt costs.

In addition, on January 18, 2022, PGE, OPUC staff, and certain customer groups filed a stipulation with the OPUC reflecting an agreement that resolved the annual revenue requirement, average rate base, and corresponding increase authorized in customer prices.

The stipulated agreement reflected a final revenue requirement that was based upon an average rate base of $5.6 billion and an annual revenue requirement increase of $74 million consisting of the following changes (in millions):

As filed (includes $40 million related to NVPC)		$99
Load and NVPC Updates		16
Base Business Revenue Requirement Updates:
Faraday hydro capital-related revenue requirement (1)	(18)
Cost of debt settlement including reductions to reflect actual financing costs	(7)
Level III outage annual regulatory accrual (2)	(7)
Other reductions to rate base and operating and maintenance expenses	(5)
Other various modifications to reflect actual costs	(4)
Subtotal		(41)
As revised (includes $64 million related to NVPC) (3)		$74
(1) The Faraday improvement capital project will not be placed in-service as of May 9, 2022, and the capital-related revenue requirement was removed and can be addressed in the next GRC proceeding. As of March 31, 2022, the construction work-in-progress balance associated with Faraday was $116 million, including an allowance for funds used during construction (AFUDC).
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

Further, the parties agreed to eliminate PGE’s decoupling mechanism upon the effective date of new customer prices pursuant to this case. Throughout the remainder of 2022, estimated collections from, or refunds to, customers will be pro-rated based on the effective date of new customer prices per the 2022 GRC and expected to be amortized in customer prices in 2024 over a one-year period. The decoupling mechanism provides a means of recovery or refund of margin lost or gained as a result of changes in weather-adjusted energy use per customer in comparison to levels projected in customer prices. For further information on the decoupling mechanism, see “Decoupling” in this Overview section.
On April 25, 2022, the OPUC issued Order 22-129, which adopted all stipulations agreed to by the parties to the proceeding, including the annual revenue requirement, cost of capital, capitalization ratio, and the elimination of the decoupling mechanism. Key elements of the OPUC’s Order also included:
•establishment of a balancing account for the Company’s major storm damage recovery mechanism;
•denial of PGE’s proposal for a secondary phase of the 2022 GRC regarding the Faraday capital improvement project. PGE can pursue recovery in the Company’s next GRC;
•establishment of a deferral that would require PGE to defer and refund, subject to an earnings test, the revenue requirement associated with Boardman included in customer prices following plant closure in 2020 (for more information see “Deferral of Boardman Revenue Requirement” within this “Overview” section); and
•creation of an earnings test for the deferrals for the 2020 Wildfire Emergency and the February 2021 Ice Storm and Damage that is to be applied on a year-by-year basis.

As a result of the earnings tests outlined in the OPUC’s Order, the Company has released deferrals associated with the year ended 2020, resulting in a pre-tax, non-cash charge to earnings for the three months ended March 31, 2022 in the estimated amount of $17 million. PGE does not expect to exceed its regulated return on equity under the earnings test methodology approved by the OPUC for 2021 and 2022.

New customer prices as approved by the OPUC will become effective May 9, 2022. Price changes for the AUT and the supplemental schedules items occurred January 1, 2022.

Complete details of the 2022 GRC filing (OPUC Docket UE 394) and the resulting OPUC Order are available on the OPUC Internet website at www.oregon.gov/puc.

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

As of March 31, 2022 and December 31, 2021, PGE’s deferred balance was $35 million and $36 million, respectively, comprised primarily of bad debt expense in excess of what is currently considered and collected in customer prices. PGE expects incremental bad debt expense to be $16 million to $18 million for the year-ended 2022. PGE expects to cease deferring incremental bad debt expense associated with customers who are not on a time payment arrangement, after September 30, 2022. Pursuant to the earnings tests outlined in the OPUC’s Order in the 2022 GRC, the Company has released deferrals associated with the year ended 2020, resulting in a pre-tax charge to earnings for the three months ended March 31, 2022 in the estimated amount of $2 million. Amortization of any deferred costs will remain subject to OPUC review prior to amortization in customer prices and would be subject to an earnings review.

PGE believes the amounts deferred are probable of recovery as the Company’s prudently incurred costs were in response to the unique nature of the COVID-19 pandemic health emergency. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

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

The Company is intensifying efforts on its system to increase wildfire safety and resiliency to weather and other disaster-related crises. These efforts include enhanced tree and brush clearing, replacing equipment, and making emergency plans in close partnership with local, state, and federal land and emergency management agencies to further expand the use of a PSPS, if the need should arise. Pursuant to Oregon Senate Bill 762, which was passed in June 2021, PGE submitted a risk-based wildfire protection plan to the OPUC in December 2021. In Order 22-129, the OPUC did not adopt any rate adjustment mechanisms, but rather invited PGE to submit a filing proposing a cost recovery mechanism for incremental wildfire costs consistent with SB 762 and establishing an ongoing review for reasonableness.

PGE continues to incur costs to address fire-damaged vegetation, debris and hazards both in and outside of PGE’s property and right-of-way, and other wildfire mitigation costs. In October 2020, the OPUC formally approved PGE’s request for deferral of 2020 wildfire-related costs. As of March 31, 2022 and December 31, 2021, PGE’s cumulative deferred costs related to the 2020 wildfire response was $38 million and $45 million, respectively. Pursuant to the earnings tests outlined in the OPUC’s Order in the 2022 GRC, the Company has released deferrals associated with the year ended 2020, resulting in a pre-tax charge to earnings for the three months ended March 31, 2022 in the estimated amount of $15 million.

The Company’s deferral application for expenses related to wildfire mitigation, filed in 2019 under OPUC Docket UM 2019, has not yet been approved by the OPUC.

February 2021 Ice Storms and Damage—In February 2021, a historic set of storms involving heavy snow, winds and ice impacted the United States, including PGE’s service territory. Oregon’s Governor declared a state of emergency due to severe winter weather that resulted in heavy snow and ice accumulation, high winds, critical transportation failures, and loss of power and communications capabilities. The wind and ice from the storms caused significant damage to PGE’s transmission and distribution systems, which resulted in over 750,000 outages, with many customers affected more than once. At peak activity during the recovery, PGE deployed over 400 repair crews across the service territory, with many of these crews provided through mutual aid arrangements from throughout the West. Through March 31, 2022, PGE has incurred an estimated $108 million in incremental costs due to the storms, of which $36 million were capital and recorded to Electric utility plant, net and $72 million were operating expenses associated with transmission and distribution.

Beginning in 2019, the OPUC authorized the Company to collect $4 million annually from retail customers to cover incremental expenses related to major storm damages, and to defer any amount not utilized in the current year. In the first quarter of 2021, PGE exhausted its storm collection balance for 2021 of $9 million, which was used to offset operating expenses. In December 2021, PGE and parties in the 2022 GRC reached a settlement, subject to OPUC approval, to restore the storm collection balance for the $9 million used in 2021 and to defer the resulting balance of $9 million into the February 2021 ice storm and damage regulatory asset.

On February 15, 2021, PGE filed an application for authorization to defer emergency restoration costs for the February storms (Docket UM 2156) and as of March 31, 2022, the Company has deferred a total of $71 million, including interest, related to incremental operating expenses due to the storms. PGE incurred and deferred costs related to replacing and rebuilding PGE facilities damaged by the storms, as well as addressing vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. PGE received OPUC Order No. 22-020 approving the February storms deferral in the first quarter of 2022. While the Company believes the full amount of the deferral is probable of recovery given PGE’s prudently incurred costs were in response to the unique and unprecedented nature of the storms, the OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings test, could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Declared states of emergency—In September 2021, the OPUC issued an order that approved a pre-authorized deferral of costs associated with declared states of emergency. Qualifying events would include federal or state declared emergencies with impacts on PGE’s service territory. Previously the Company had to file a request for deferred accounting when an event of that nature occurred, and had to seek OPUC approval of such deferred accounting applications to be effective. With this order, PGE would provide notice of an event that qualifies within 30 days of the declared state of emergency and would not need to seek OPUC approval to use deferred accounting to track incremental costs related to the emergency. The OPUC maintains responsibility to review utility requests to amortize deferred amounts in customer prices including a review of utility prudence in a future proceeding, among other requirements. PGE has not recorded any costs under this deferral order.

Power Costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2022 AUT included a final increase in power costs for 2022, and a corresponding increase in annual revenue requirement, of $64 million from 2021 levels, which were reflected in customer prices effective January 1, 2022. For 2021, actual NVPC was above baseline NVPC by $62 million, which was outside the established deadband range. Pursuant to the Company’s power cost adjustment mechanism (PCAM) and related earnings test, PGE has deferred 90% of the excess variance for 2021, or $28 million, which is expected to be collected from customers. See “Power Operations” within this Overview section of Item 2 for more information regarding the PCAM.

Portland Harbor Environmental Remediation Account (PHERA) Mechanism—The U.S. Environmental Protection Agency (EPA) has listed PGE as one of over one hundred Potentially Responsible Parties (PRPs) related to the remediation of the Portland Harbor Superfund site. As of March 31, 2022, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. Stakeholders have raised concerns that EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording an estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the Company’s recovery mechanism allows the Company to defer and recover estimated liabilities and incurred environmental expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, including, but not limited to, insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Decoupling—The decoupling mechanism, authorized by the OPUC through 2022, was intended to provide for recovery of margin lost as a result of a reduction in electricity sales attributable to energy efficiency, customer-owned generation, and conservation efforts by residential and certain commercial customers. The mechanism provided for collection from (or refund to) customers if weather-adjusted use per customer was less (or more) than that projected in the Company’s most recent GRC.

Collections under the decoupling mechanism were subject to an annual limitation of 2% of revenues for each eligible customer class, based on the net prices in effect for the applicable tariff schedule at the time of collection. For collections recorded in 2022, the 2% limit will be applied to the net prices for the applicable tariff schedules that will be in effect on January 1, 2024. No limit existed for any potential refunds under the decoupling mechanism, thus increased demand from residential customers since the onset of the COVID-19 pandemic had resulted in larger estimated refunds under the decoupling mechanism, which had largely offset the revenue increases that had resulted from higher residential demand.

In the 2022 GRC, parties reached an agreement that has eliminated PGE’s decoupling mechanism upon the effective date of new customer prices pursuant to the case, which are expected to begin May 9, 2022. Pursuant to the GRC

Order, the OPUC adopted the agreement such that deferrals will cease, although amortization of previously recorded deferrals will continue as scheduled until collected or refunded in future customer prices.

For the three months ended March 31, 2022, the Company recorded an estimated refund of $2 million and a collection of $1 million from residential and commercial customers, respectively, that resulted from variances between actual weather-adjusted use per customer and that projected in the 2019 GRC. The Company continues to see higher weather-adjusted use per customer from residential customers that are spending more time at home and lower use per customer from commercial customers that are adversely affected by the COVID-19 pandemic.

As of December 31, 2021, PGE had recorded a total estimated refund of $10 million that, subject to OPUC approval, will be refunded to customers over a one-year period, which would begin January 1, 2023.

Deferral of Boardman Revenue Requirement—In October 2020, intervenors filed a deferral application with the OPUC that would require PGE to defer and refund the revenue requirement associated with Boardman currently included in customer prices as established in the Company’s 2019 GRC. The application stated a deferral is required for customers to adequately capture the reduction in revenue requirement beginning on October 15, 2020, the date Boardman ceased operations. In October 2021, intervenors filed a motion with the OPUC requesting to consolidate the open Boardman deferral docket with PGE’s open 2022 GRC docket. The Administrative Law Judge denied the consolidation, although did provide an opportunity to use the 2022 GRC proceeding to settle any issues with deferrals.

PGE estimated the revenue requirement for Boardman to be $14 million for the period ended December 31, 2020 plus an additional $66 million for the year ended December 31, 2021 and $17 million for the three months ended March 31, 2022.

In the 2022 GRC Order, the OPUC found that the deferral was warranted with amortization subject to an earnings test. Based on the earnings test, PGE does not expect to record a refund related to Boardman. Customer prices resulting from the 2022 GRC Order will no longer include any revenue requirement related to Boardman when new customer prices take effect on May 9, 2022.

Renewable Recovery Framework—As previously authorized by the OPUC, a primary method available to recover costs associated with renewable resources is the RAC. The RAC allows PGE to recover prudently incurred costs of renewable resources through filings made by April 1st each year. In the 2019 GRC Order, the OPUC authorized the inclusion of prudent costs of energy storage projects associated with renewables in future RAC filings to be made to the OPUC, under certain conditions. There have been no significant filings made under the RAC during 2022.

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

	Three Months Ended March 31,		% Increase (Decrease) in Energy Deliveries
	2022	2021
Energy deliveries (MWhs in thousands):
Retail:
Residential	2,216	2,239	(1)%
Commercial	1,634	1,564	4%
Industrial	974	897	9%
Subtotal	4,824	4,700	3%
Direct access:
Commercial	131	150	(13)%
Industrial	413	359	15%
Subtotal	544	509	7%
Total retail energy deliveries	5,368	5,209	3%
Wholesale energy deliveries	1,507	1,245	21%
Total energy deliveries	6,875	6,454	7%

	Three Months Ended March 31,
	2022		2021
Average number of retail customers:
Residential	806,553	88%	797,602	88%
Commercial	111,668	12	110,703	12
Industrial	192	—	193	—
Direct access	550	—	601	—
Total	918,963	100%	909,099	100%

Total retail energy deliveries for the three months ended March 31, 2022 increased 3% compared with the three months ended March 31, 2021, driven by strong demand from the industrial customer class.

The industrial class has experienced an increase in energy deliveries, due primarily to continued growth in the high tech and digital services sectors, which saw lesser impacts from the COVID-19 pandemic closures than other sectors. Residential usage continues to be elevated as remote and hybrid work schedules remain in place across the Company’s service area, although total deliveries declined slightly, reflecting the impact of relative temperatures as 2022 had fewer heating degree-days.

The following table indicates the number of heating degree-days for the three months ended March 31, 2022 and 2021, along with the current 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days
	2022	2021	Avg.

January	710	620	721
February	591	641	598
March	460	544	527
Year-to-date	1,761	1,805	1,846
(Decrease) from the 15-year average	(5)%	(2)%

After adjusting for the effects of weather, retail energy deliveries for the three months ended March 31, 2022 increased 4.4% compared to the same period of 2021. The increase reflects increases of 10% in industrial deliveries, 3% in commercial energy deliveries, and 2% in residential energy deliveries. Residential weather-adjusted average usage per customer ticked up slightly during the first quarter 2022 compared with 2021, while growth of 1.1% in the average number of residential customers contributed to the increased energy deliveries in total.

The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from ESSs. This cap would have limited energy deliveries to these customers to an amount equal to approximately 12% of PGE’s total retail energy deliveries for the first three months of 2022.

In early February 2020, PGE began offering service to customers under an OPUC created New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. With the adoption of the New Large Load Direct Access program, which is capped at 119 MWa, as much as 17% of the Company’s energy deliveries could have been supplied by ESSs. Actual energy deliveries to Direct Access customers by ESSs represented 10% of PGE’s total retail energy deliveries for the first three months of 2022 and 2021.

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

The following table provides information regarding the performance of the Company’s generating resources for the three months ended March 31, 2022 and 2021:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total retail load
	2022	2021	2022	2021	2022	2021
Generation:
Thermal:
Natural gas	92%	94%	79%	114%	42%	48%
Coal (3)	96	94	110	103	12	12
Wind (4)	74	94	83	129	8	11
Hydro	96	85	81	81	5	6

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

(3)Plant availability reflects Colstrip, which PGE does not operate.
(4)Plant availability excludes Wheatridge, which PGE does not operate.

Energy received from PGE-owned and jointly-owned thermal plants during the three months ended March 31, 2022 compared to 2021 decreased 7%. In 2022 generation at the Company’s natural gas-fired plants decreased due to less favorable gas prices, partially offset by an increase in coal-fired generation. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, increased 27% during the three months ended March 31, 2022 compared to 2021. Energy purchased from mid-Columbia and other regional hydroelectric projects increased 38% and energy generated by the Company-owned facilities decreased 14% in the three months ended March 31, 2022 partially due to PGE’s sale of 16.66% of its ownership interest in Pelton/Round Butte to the Confederated Tribes of the Warm Springs Reservation of Oregon (CTWS), effective January 1, 2022. PGE purchases 100% of the CTWS’s share of the project output. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 80 years of historical stream flow data. See “Purchased power and fuel” in the Results of Operations section in this Item 2, for further detail on regional hydro results.

Energy received from PGE-owned wind resources and under contracts decreased 24% during the three months ended March 31, 2022 compared to 2021 primarily due to unplanned plant outages during the period. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

Under PGE’s PCAM, the Company may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the Company’s PCAM as calculated for regulatory purposes for the three months ended March 31, 2022 and 2021, respectively:

•For the three months ended March 31, 2022, actual NVPC was $10 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2022 is currently estimated to be below the baseline, and within the established deadband range. Accordingly, no estimated refund to customers is expected under the PCAM for 2022.

•For the three months ended March 31, 2021, actual NVPC was $13 million below baseline NVPC. For the year ended December 31, 2021, actual NVPC was $62 million above baseline NVPC, which was outside the established deadband range. Pursuant to the PCAM, as PGE’s preliminary regulatory ROE was below 8.5% pursuant to the related earnings test PGE deferred $28 million, which represents 90% of the excess variance expected to be collected from customers. A final determination regarding the 2021 PCAM results will be made by the OPUC through a public filing and review in 2022. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings review, could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Results of Operations

The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended March 31,		% Increase (Decrease)
	2022	2021
Total revenues	$626	$609	3%
Operating expenses:
Purchased power and fuel	202	169	20%
Generation, transmission and distribution	90	80	13%
Administrative and other	89	86	3%
Depreciation and amortization	99	103	(4)%
Taxes other than income taxes	40	38	5%
Total operating expenses	520	476	9%
Income from operations	106	133	(20)%
Interest expense, net*	38	34	12%
Other income:
Allowance for equity funds used during construction	3	4	(25)%
Miscellaneous income, net	—	2	(100)%
Other income, net	3	6	(50)%
Income before income tax expense	71	105	(32)%
Income tax expense	11	9	22%
Net income	$60	$96	(38)%

* Includes an allowance for borrowed funds used during construction of $2 million for the three months ended March 31, 2022 and 2021, respectively.

Net income for the three months ended March 31, 2022 decreased $36 million from the comparable period of 2021.
Total revenues increased as a result of higher retail energy deliveries, primarily driven by continued growth in industrial demand, including high-tech manufacturing. The revenue increase also reflects price increases authorized by the OPUC as a result of the AUT, which are offset by higher power costs. The impact of higher natural gas and wholesale electricity prices coupled with increased customer demand also drove Purchased power and fuel expense up. Retail revenues were impacted by a slightly lower average price mix in 2022 as a result of the increased demand in the industrial sector. Wholesale revenues increased primarily due to higher market prices. Increases in Operating expenses reflect $17 million of previously deferred items that were disallowed as a result of the 2022 GRC order from the OPUC, and expenses related to service restoration costs and continued vegetation management activities. Higher relative Income tax expense in 2022 reflects the favorable impact of a local tax flow-through adjustment that occurred in 2021.

Total revenues consist of the following for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2022		2021
Retail:
Residential	$308	49%	$310	51%
Commercial	178	29	162	26
Industrial	69	11	60	10
Direct Access*	8	1	11	2
Subtotal	563	90	543	89
Alternative revenue programs, net of amortization	1	—	(3)	—
Other accrued revenues, net	—	—	13	2
Total retail revenues	564	90	553	91
Wholesale revenues	56	9	33	5
Other operating revenues	6	1	23	4
Total revenues	$626	100%	$609	100%

* Commercial revenues from Direct Access customers were $3 million for 2022 and $4 million for 2021, respectively. Industrial revenues from Direct Access customers were $5 million and $7 million for 2022 and 2021, respectively.

Total retail revenues—The following items contributed to the increase in Total retail revenues for the three months ended March 31, 2022 compared to the same period in 2021 as follows (dollars in millions):

Three Months Ended
March 31, 2021	$553
Increase as a result of the AUT, approved by the OPUC (offset in Purchased power and fuel)	20
Increase from higher retail energy deliveries driven by customer load growth	15
Increase resulting from the combination of various supplemental tariffs and adjustments	1
Recovery in Revenues of Storm related expenses in 2021	(11)
Decrease as a result of the change in the average price of energy deliveries due primarily to shift in mix among customer classes resulting from COVID-19 and increased industrial demand	(11)
Decrease attributed to alternative revenue programs related to the decoupling mechanism due primarily to increased residential use per customer	(3)
March 31, 2022	$564
Change in Total retail revenues	$11

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

For the three months ended March 31, 2022, Wholesale revenues increased $23 million, or 70%, from the three months ended March 31, 2021 as a $16 million increase from 16% higher average wholesale sales price was combined with a $7 million increase due to a 21% increase in sales volumes. The higher prices have resulted from the overall economic recovery and macroeconomic factors impacting the energy commodity markets.

Other operating revenues were down $17 million for the three months ended March 31, 2022 compared with the same period in 2021. In the three months ended March 31, 2021, market conditions allowed the Company to sell excess natural gas not needed to fuel generation at a gain of $10 million, whereas in 2022 such excess gas was sold at a $6 million loss.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the change in Purchased power and fuel for the three months ended March 31, 2022 compared to the same period in 2021 (dollars in millions, except for average variable power cost per Megawatt hours (MWh)):

Three Months Ended
March 31, 2021	$169
Increase related to average variable power cost per MWh	3
Increase related to total system load	30
March 31, 2022	202
Change in Purchased power and fuel	$33

Average variable power cost per MWh:
March 31, 2021	$27.14
March 31, 2022	$30.34

Total system load (MWhs in thousands):
March 31, 2021	6,237
March 31, 2022	6,648

For the three months ended March 31, 2022, the $3 million increase related to the change in average variable power cost per MWh was driven by a 5% increase in the average cost of purchased power, offset with a 9% decrease on the average cost for the Company’s own generation. The $30 million increase related to total system load was primarily due to a 33% increase in deliveries of energy obtained from purchased power resulting from the economic displacement of gas facilities in the first quarter of 2022, in addition to increased retail load demand. This was offset by a 10% decrease in the Company’s own generation.

PGE’s sources of energy, total system load, and retail load requirement for the periods presented are as follows:

	Three Months Ended March 31,
	2022		2021
Sources of energy (MWhs in thousands):
Generation:
Thermal:
Natural gas	2,149	32%	2,383	38%
Coal	610	9	582	9
Total thermal	2,759	41	2,965	47
Hydro	273	4	317	5
Wind	392	6	532	9
Total generation	3,424	51	3,814	61
Purchased power:
Hydro*	1,562	23	1,129	18
Wind*	195	3	238	4
Solar*	113	2	92	1
Natural Gas	2	—	4	—
Waste, Wood and Landfill Gas*	37	1	39	1
Source not specified	1,315	20	921	15
Total purchased power	3,224	49	2,423	39
Total system load	6,648	100%	6,237	100%
Less: wholesale sales	(1,507)		(1,245)
Retail load requirement	5,141		4,992

*Includes power received from qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) of 6 MWh in 2022 and 2021 from Hydro resources, 6 MWh in 2022 and 2021 from Wind resources, 104 MWh in 2022 and 88 MWh in 2021 from Solar resources, and 20 MWh in 2022 and 19 MWh in 2021 from Waste, Wood and Landfill Gas resources.

The following table presents the forecast April-to-September 2022 and the actual 2021 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2022 Forecast	2021 Actual
Columbia River at The Dalles, Oregon	95%	82%
Mid-Columbia River at Grand Coulee, Washington	103	89
Clackamas River at Estacada, Oregon	104	70
Deschutes River at Moody, Oregon	92	84
* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three months ended March 31, 2022 increased compared to the same period in 2021 as follows (dollars in millions):

Three Months Ended
March 31, 2021	$136
Purchased power and fuel expense	33
Wholesale revenues	(23)
March 31, 2022	$146
Change in NVPC	$10

For further information regarding NVPC in relation to the PCAM, see “Purchased power and fuel expense” and “Revenues” within this “Results of Operations” for more details.

For the three months ended March 31, 2022 and 2021, actual NVPC was $10 million and $13 million below baseline NVPC, respectively.

Based on forecast data, NVPC for the year ending December 31, 2022 is currently estimated to be below the baseline, and within the deadband. Accordingly, no estimated refund to customers is expected under the PCAM for 2022.

Generation, transmission and distribution increased as follows for the three months ended March 31, 2022 compared to the same period in 2021 (dollars in millions):

Three Months Ended
March 31, 2021	$80
Release of previously deferred amounts pursuant to April OPUC 2022 GRC Order	16
Higher distribution vegetation management, inspection, and maintenance expenses	8
February 2021 wind and ice storm restoration expenses	(13)
Miscellaneous expenses	(1)
March 31, 2022	$90
Change in Generation, transmission and distribution	$10

PGE experienced higher Generation, transmission and distribution expenses largely from vegetation management activities coupled with a strong labor market and rising cost of materials and supplies.

Administrative and other increased for the three months ended March 31, 2022 compared to the same period in 2021 as follows (dollars in millions):

Three Months Ended
March 31, 2021	$86
Higher employee compensation and benefits expenses	2
Lower professional service expenses	(1)
Miscellaneous expenses	2
March 31, 2022	$89
Change in Administrative and other	$3

Higher Administrative and other expenses reflect increases for employee wage and benefit expenses and outside services, including labor, driven by a strong labor market, as well as the cost of materials.

Depreciation and amortization expense decreased $4 million in the three months ended March 31, 2022 compared to the same period in 2021, driven by an $8 million decrease due to regulatory amortization, partially offset by higher depreciation from net plant additions.

Taxes other than income taxes expense increased $2 million in the three months ended March 31, 2022 compared with 2021, driven by higher franchise tax expenses.

Interest expense, net increased $4 million in the three months ended March 31, 2022 compared to the same period in 2021 due to higher leasing expenses and higher long-term debt balances.

Other income, net decreased $3 million for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was driven by unfavorable market changes on the non-qualified benefit trust, partially offset by higher interest income on regulatory deferral balances.

Income tax expense increased $2 million for three months ended March 31, 2022, compared to the same period in 2021. The increase was driven by a cumulative catch-up adjustment recorded in the first quarter of 2021 to defer and recognize a regulatory asset for previously recorded deferred income tax expenses on a certain local flow-through tax. The increase was partially offset by lower 2022 pre-tax income. See Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Item 1.—”Financial Statements,” for more information.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates as previously disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022.

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

The following summarizes PGE’s cash flows for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents, beginning of period	$52	$257
Net cash provided by (used in):
Operating activities	249	168
Investing activities	(154)	(162)
Financing activities	(37)	(128)
Increase (decrease) in cash and cash equivalents	58	(122)
Cash and cash equivalents, end of period	$110	$135

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the three months ended March 31, 2022 compared with the three months ended March 31, 2021 (dollars in millions):

Increase/ (Decrease)
Decrease in Net income	$(36)
Increase in Margin deposits received from wholesale counterparties due to natural gas commodity prices	99
Increase related to the Deferral of incremental storm costs in 2021	39
Decrease in Depreciation and amortization	(4)
Decrease in Accounts payable primarily due to the timing of payments to vendors	(70)
Increase as a result of changes in Accounts receivable and Unbilled revenue	23
Increase in Margin deposits paid to wholesale counterparties due to natural gas commodity prices	24
Change in Decoupling mechanism deferrals, net of amortization	(4)
Other miscellaneous changes	10
Net change in cash flow from operations	$81

PGE estimates that non-cash charges for depreciation and amortization in 2022 will range from $420 million to $440 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $575 million to $625 million.

Cash Flows from Investing Activities—Net cash used in investing activities for the three months ended March 31, 2022 decreased $8 million when compared with the three months ended March 31, 2021. Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities, which increased $14 million, offset by a $12 million decrease related to proceeds from the sale of property and a $10 million decrease in other costs of removal related to the 2021 winter storm restoration.

Excluding AFUDC, the Company plans to make capital expenditures of $685 million in 2022, which it expects to fund with cash to be generated from operations during 2022, as discussed above, and the issuance of short- and long-term debt securities. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—During the three months ended March 31, 2022, net cash used in financing activities was primarily the result of payment of $38 million of dividends, proceeds from failed sale-leaseback transactions of $25 million, and repurchase of common stock of $18 million.

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2022 through 2026 (dollars in millions, excluding AFUDC).

	2022	2023	2024	2025	2026
Ongoing capital expenditures(1)	$650	$650	$650	$650	$650
Integrated Operations Center	35	—	—	—	—
Total capital expenditures(2)	$685	$650	$650	$650	$650
Long-term debt maturities	$—	$—	$80	$—	$—

(1) Consists primarily of upgrades to, and replacement of, generation, transmission, and distribution infrastructure, as well as new customer connections. Includes accrued capital additions, preliminary engineering, removal costs, and certain intangible working capital assets.
(2) Amounts are estimates as of the date of this report and may be affected by economic conditions, including but not limited to, impacts of inflation, changes to the cost of materials and labor, and financing costs.

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

For 2022, PGE expects to fund estimated capital requirements with cash from operations, which is expected to range from $575 million to $625 million, issuances of long-term debt securities of up to $250 million, and the issuance of short-term debt or commercial paper, as needed. The actual timing and amount of any such issuances of debt and commercial paper will be dependent upon the timing and amount of capital expenditures and debt payments.

Short-term Debt. Pursuant to an order issued by the FERC on January 20, 2022, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2024. The following table shows available liquidity as of March 31, 2022 (in millions):

	As of March 31, 2022
	Capacity	Outstanding	Available
Revolving credit facility (1)	$650	$—	$650
Letters of credit (2)	220	75	145
Total credit	$870	$75	$795
Cash and cash equivalents			110
Total liquidity			$905
(1)Scheduled to expire September 2026.
(2)PGE has three letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

In September 2021, PGE amended and restated its existing revolving credit facility. As of March 31, 2022, PGE had a $650 million revolving credit facility scheduled to expire in September 2026. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. In addition, the Credit Facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the remaining term of the applicable credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of March 31, 2022, PGE had no commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $650 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

Long-term Debt. As of March 31, 2022, total long-term debt outstanding, net of $13 million of unamortized debt expense, was $3,286 million.

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 45.2% as of March 31, 2022 and December 31, 2021.

Credit Ratings and Debt Covenants

PGE’s secured and unsecured debt is rated investment grade by Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P), with current credit ratings and outlook as follows:

	Moody’s	S&P
Issuer credit rating	A3	BBB+
Senior secured debt	A1	A
Commercial paper	P-2	A-2
Outlook	Stable	Stable

In the event Moody’s or S&P reduce their credit rating on PGE’s unsecured debt below investment grade, the Company could be subject to requests by certain of its wholesale, commodity, and transmission counterparties to post additional performance assurance collateral in connection with its price risk management activities. The performance assurance collateral can be in the form of cash deposits or letters of credit, depending on the terms of the underlying agreements, are based on the contract terms and commodity prices, and can vary from period to period. Cash deposits that PGE provides as collateral are classified as Margin deposits in PGE’s condensed consolidated balance sheets, while any letters of credit issued are not reflected on the condensed consolidated balance sheets.

As of March 31, 2022, PGE had posted $27 million of collateral with these counterparties, consisting of $14 million in cash and $13 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of March 31, 2022, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $53 million, and decreases to $11 million by December 31, 2022. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $113 million and decreases to $68 million by December 31, 2022 and to $66 million by December 31, 2023.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on March 31, 2022, under the most restrictive issuance test in the Indenture, the Company could have issued up to $878 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s revolving credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of March 31, 2022, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 56.0%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

PGE is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, foreign currency exchange rates, and interest rates, as well as credit risk. Any variations in the Company’s market risk or credit risk may affect its future financial position, results of operations, or cash flows. There have been no material changes to market risks, or credit risk, affecting the Company from those set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, these disclosure controls and procedures were effective.

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

There have been no material changes to PGE’s risk factors set forth in in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 11, 2022, the Company’s Board of Directors authorized a share repurchase program, replacing and superseding the program previously authorized on February 17, 2021. Under the revised program, the Company was authorized to repurchase up to 350,000 shares of its outstanding common stock at a maximum share price of $60, resulting in maximum aggregate purchase price of $21 million through 2022. As of March 31, 2022, the Company had repurchased 350,000 shares at an average price of $51.61 per share for a total cost of $18.1 million under this program.

All share repurchases were made under PGE's publicly announced program and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the three-month period ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1 - January 31, 2022	—	$—	—	$—
February 1 - February 28, 2022	—	—	—	—
March 1 - March 31, 2022	350,000	51.61	350,000	—
Total	350,000	$51.61	350,000	$—

Item 5.	Other Information.

PGE held its 2022 annual meeting of shareholders on April 22, 2022 in Portland, Oregon. The following proposals were voted on at the meeting by the Company’s shareholders:
1.The election of directors;
2.An advisory, non-binding vote to approve the compensation of the Company’s named executive officers; and
3.The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2022.

There were 89,573,710 shares of common stock issued and outstanding as of February 22, 2022, the record date for the meeting, with 82,509,948 shares represented at the annual meeting.

Each of the director nominees listed below was elected and the voting results were as follows:

Nominee	For	Against	Abstain	Broker Non-votes
Rodney L. Brown, Jr.	74,200,892	2,547,242	65,149	5,696,665
Jack E. Davis	74,496,272	1,300,374	1,016,637	5,696,665
Dawn L. Farrell	76,475,235	279,546	58,502	5,696,665
Mark B. Ganz	73,645,322	3,092,594	75,367	5,696,665
Marie O. Huber	75,686,772	1,068,991	57,520	5,696,665
Kathryn J. Jackson	71,109,893	5,644,980	58,410	5,696,665
Michael A. Lewis	76,349,927	395,830	67,526	5,696,665
Michael H. Millegan	75,905,208	829,552	78,523	5,696,665
M. Lee Pelton	71,966,713	4,778,414	68,156	5,696,665
Maria M. Pope	76,013,632	745,233	54,418	5,696,665
James P. Torgerson	75,742,455	994,628	76,200	5,696,665

Shareholders approved the compensation of the Company’s named executive officers. There were 75,092,289 votes cast for the proposal, 1,249,633 votes cast against the proposal, 471,361 abstentions, and 5,696,665 broker non-votes.

Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2022. There were 82,041,032 votes cast for the proposal, 411,897 votes cast against the proposal, and 57,019 abstentions.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).
3.2	Eleventh Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 15, 2019).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Quarterly Report on Form 10-Q filed April 27, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	April 27, 2022	By:	/s/ James A. Ajello
James A. Ajello
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)