Form 10-Q
period 2022-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2022-10-25
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

Number of shares of common stock outstanding as of October 20, 2022 is 89,272,904 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Revenues, net	$742	$654	$1,955	$1,811
Alternative revenue programs, net of amortization	1	(12)	5	(23)
Total revenues	743	642	1,960	1,788
Operating expenses:
Purchased power and fuel	337	259	707	613
Generation, transmission and distribution	83	80	258	236
Administrative and other	84	82	257	247
Depreciation and amortization	108	101	310	305
Taxes other than income taxes	39	37	118	110
Total operating expenses	651	559	1,650	1,511
Income from operations	92	83	310	277
Interest expense, net	39	33	115	100
Other income:
Allowance for equity funds used during construction	4	4	10	13
Miscellaneous income, net	13	1	13	6
Other income, net	17	5	23	19
Income before income tax expense	70	55	218	196
Income tax expense	12	5	36	18
Net income	58	50	182	178
Other comprehensive income	—	1	1	1
Net income and Comprehensive income	$58	$51	$183	$179

Weighted-average common shares outstanding (in thousands):
Basic	89,263	89,407	89,294	89,505
Diluted	89,447	89,566	89,448	89,646

Earnings per share:
Basic	$0.65	$0.56	$2.04	$1.99
Diluted	$0.65	$0.56	$2.04	$1.98

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$18	$52
Accounts receivable, net	345	329
Inventories	91	78
Regulatory assets—current	13	24
Other current assets	283	205
Total current assets	750	688
Electric utility plant, net	8,292	8,005
Regulatory assets—noncurrent	506	533
Nuclear decommissioning trust	39	47
Non-qualified benefit plan trust	37	45
Other noncurrent assets	225	176
Total assets	$9,849	$9,494

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	September 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$287	$244
Liabilities from price risk management activities—current	68	47
Short-term debt	40	—
Current portion of finance lease obligation	21	20
Accrued expenses and other current liabilities	574	457
Total current liabilities	990	768
Long-term debt, net of current portion	3,286	3,285
Regulatory liabilities—noncurrent	1,402	1,360
Deferred income taxes	435	413
Unfunded status of pension and postretirement plans	204	206
Liabilities from price risk management activities—noncurrent	62	90
Asset retirement obligations	234	238
Non-qualified benefit plan liabilities	91	95
Finance lease obligations, net of current portion	296	273
Other noncurrent liabilities	89	59
Total liabilities	7,089	6,787
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, no par value, 160,000,000 shares authorized; 89,270,661 and 89,410,612 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,245	1,241
Accumulated other comprehensive loss	(9)	(10)
Retained earnings	1,524	1,476
Total shareholders’ equity	2,760	2,707
Total liabilities and shareholders’ equity	$9,849	$9,494

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$182	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310	305
Deferred income taxes	9	17
Pension and other postretirement benefits	7	19
Other post retirement benefits settlement gain	(11)	—
Allowance for equity funds used during construction	(10)	(13)
Decoupling mechanism deferrals, net of amortization	(5)	23
Deferral of incremental storm costs	(4)	(58)
2020 Labor Day wildfire earnings test reserve	15	—
Other non-cash income and expenses, net	64	(1)
Changes in working capital:
Increase in accounts receivable, net	(21)	(8)
Increase in inventories	(14)	(3)
(Increase)/decrease in margin deposits	(8)	3
Increase in accounts payable and accrued liabilities	80	61
Increase in margin deposits from wholesale counterparties	44	102
Other working capital items, net	24	22
Other, net	(88)	(65)
Net cash provided by operating activities	574	582

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from investing activities:
Capital expenditures	(541)	(486)
Sales of Nuclear decommissioning trust securities	3	8
Purchases of Nuclear decommissioning trust securities	(3)	(6)
Proceeds from sale of properties	13	—
Other, net	—	(18)
Net cash used in investing activities	(528)	(502)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	400
Payments on long-term debt	—	(160)
Borrowings on short-term debt	—	200
Repayments of short-term debt	—	(350)
Issuance of commercial paper, net	40	—
Proceeds from Pelton/Round Butte financing arrangement	25	—
Dividends paid	(117)	(112)
Repurchase of common stock	(18)	(12)
Other	(10)	(9)
Net cash used in financing activities	(80)	(43)
(Decrease) Increase in cash and cash equivalents	(34)	37
Cash and cash equivalents, beginning of period	52	257
Cash and cash equivalents, end of period	$18	$294

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$81	$75
Cash paid for income taxes	18	16
Non-cash investing and financing activities:
Assets obtained under leasing arrangements	29	—

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon. The Company participates in the wholesale market by purchasing and selling electricity and natural gas, as well as buying and selling transmission products and services, in an effort to provide reasonably-priced power for its retail customers. In addition, PGE offers wholesale electricity transmission service pursuant to its Open Access Transmission Tariff (OATT), which contains rates, terms, and conditions of service, as filed with, and approved by, the Federal Energy Regulatory Commission (FERC). PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company’s corporate headquarters is located in Portland, Oregon and its 4,000 square mile, state-approved service area, entirely within the State of Oregon, encompasses 51 incorporated cities. As of September 30, 2022, PGE served 923,000 retail customers within a service area of 1.9 million residents.

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

The financial information included herein as of and for the three and nine months ended September 30, 2022 and 2021 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of a normal recurring nature, unless otherwise noted. The financial information as of December 31, 2021 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 17, 2022, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three and nine months ended September 30, 2022 and 2021.

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

NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Retail:
Residential	$283	$265	$841	$824
Commercial	194	186	540	518
Industrial	74	65	216	187
Direct access customers	9	11	26	35
Subtotal	560	527	1,623	1,564
Alternative revenue programs, net of amortization	1	(12)	5	(23)
Other accrued revenues, net	6	1	6	12
Total retail revenues	567	516	1,634	1,553
Wholesale revenues*	160	112	281	186
Other operating revenues	16	14	45	49
Total revenues	$743	$642	$1,960	$1,788

* Wholesale revenues include $67 million and $37 million related to electricity commodity contract derivative settlements for the three months ended September 30, 2022 and 2021, respectively, and $100 million and $46 million for the nine months ended September 30, 2022 and 2021, respectively. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
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
Pursuant to regulation by the OPUC, PGE is mandated to maintain several tariff schedules to collect funds from customers for programs that benefit the general public, such as conservation, low-income housing, energy efficiency, renewable energy programs, and privilege taxes. For such programs, the Company generally collects the funds and remits the amounts to third party agencies that administer the programs. In these arrangements, PGE is considered to be an agent, as the Company’s performance obligation is to facilitate a transaction between customers and the administrators of these programs. Therefore, such amounts are presented on a net basis within Revenues, net on the condensed consolidated statements of income.
Wholesale Revenues
PGE participates in the wholesale electricity marketplace in order to balance its supply of power to meet the needs of its retail customers. Interconnected transmission systems in the western United States serve utilities with diverse load requirements and allow the Company to purchase and sell electricity within the region depending upon, among other things, the relative price and availability of power; hydro, solar and wind conditions; and daily and seasonal retail demand.
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

Accounts Receivable, Net

Accounts receivable, net includes $98 million and $117 million of unbilled revenues as of September 30, 2022 and December 31, 2021, respectively. Accounts receivable, net is net of an allowance for credit losses of $22 million and $26 million as of September 30, 2022 and December 31, 2021, respectively. The following summarizes activity in the allowance for credit losses (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Balance as of beginning of period	$23	$26
Increase in provision	2	6
Amounts written off	(4)	(14)
Recoveries	1	4
Balance as of end of period	$22	$22

Other Current Assets

Other current assets consist of the following (in millions):

	September 30, 2022	December 31, 2021
Prepaid expenses	$38	$66
Assets from price risk management activities	200	102
Margin deposits	45	37
Other current assets	$283	$205

Assets from price risk management activities and related unrealized gains increased during the nine months ended September 30, 2022 due to increases in wholesale natural gas and electricity prices. For further information, see Note 5, Risk Management.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	September 30, 2022	December 31, 2021
Electric utility plant	$12,273	$11,838
Construction work-in-progress	376	313
Total cost	12,649	12,151
Less: accumulated depreciation and amortization	(4,357)	(4,146)
Electric utility plant, net	$8,292	$8,005

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $485 million and $446 million as of September 30, 2022 and December 31, 2021, respectively. Amortization expense related to intangible assets was $15 million and $14 million for the three months ended September 30, 2022 and 2021, respectively and $44 million for the nine months ended September 30, 2022 and 2021. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.
Pelton/Round Butte—Under terms of an agreement (the “Agreement”) approved by the OPUC in 2000, PGE had a 66.67% ownership interest in the 455 Megawatt (MW) Pelton/Round Butte hydroelectric project on the Deschutes River (Pelton/Round Butte), with the remaining interest held by the Confederated Tribes of the Warm Springs Reservation of Oregon (CTWS). In the Agreement, the CTWS had an option to purchase an additional undivided 16.66% ownership interest in Pelton/Round Butte in 2021. On June 30, 2021, the CTWS notified PGE of their intent to exercise this purchase option. Under the terms of the purchase option, on January 1, 2022, PGE completed the sale of the additional undivided interest in the project at a net book value of $37 million, with no gain or loss recognized on the sale. Under terms of the Agreement, the CTWS has a second option in 2036 to purchase an undivided 0.02% interest in Pelton/Round Butte. If the second option is exercised, the CTWS’ ownership percentage would exceed 50%. PGE remains the operator of the project.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	September 30, 2022			December 31, 2021
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$—		$—	$—		$55
Pension and other postretirement plans	—		121	—		131
Debt issuance costs	—		22	—		23
Trojan decommissioning activities	—		101	—		90
February 2021 ice storm and damage	—		73	—		67
Power cost adjustment mechanism	—		30	—		29
2020 Labor Day wildfire	—		31	—		45
COVID-19	—		34	—		36
Wildfire mitigation	—		25	—		—
Other	13		69	24		57
Total regulatory assets	$13		$506	$24		$533
Regulatory liabilities:
Asset retirement removal costs	$—		$1,130	$—		$1,047
Deferred income taxes	—		198	—		208
Asset retirement obligations	—		6	—		43
Price risk management	132		12	55		—
Other	28		56	51		62
Total regulatory liabilities	$160	*	$1,402	$106	*	$1,360

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

As a result of the earnings tests outlined in the OPUC’s Order, the Company has released deferrals associated with the year ended 2020, resulting in a pre-tax, non-cash charge to earnings in the first quarter of 2022 in the amount of $17 million. The amount recorded represents the Company’s estimate based on its interpretation of the OPUC’s

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
earnings test. PGE does not expect to exceed its regulated return on equity under the earnings test methodology approved by the OPUC and as a result, no release of deferrals or earnings test reserve is expected for 2021 and 2022. The OPUC has significant discretion in making the final determination of the application of the earnings test for 2020, 2021, and 2022 that could result in additional disallowances or refunds compared to the amount reserved by the Company as of September 30, 2022, which could be material.

Wildfire Mitigation represents incremental costs and investments made by PGE under Oregon Senate Bill 762 (SB 762), which was passed in the 2021 legislative session with an effective date of July 19, 2021. SB 762 instructs public utilities to develop, implement, and execute a wildfire protection plan, in which reasonable costs can be recovered through the prices to all customers. The outcome of PGE’s 2022 GRC provided an annual amount of $24 million to be collected in base rates in regards to wildfire mitigation efforts. On July 1, 2022, PGE filed an application for reauthorization of OPUC Docket UM 2019 to defer incremental wildfire mitigation costs which exceed the amount granted in base rates. As of September 30, 2022, PGE’s deferred balance related to wildfire mitigation was $25 million. While the Company believes the full amount of the deferral is probable of recovery, the OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusions of overall prudence could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

February 2021 ice storm and damage represents the costs incurred to repair damage to PGE’s transmission and distribution systems and restore power to customers as a result of the historic storms that ultimately led Oregon’s Governor to declare a state of emergency in February 2021. The Company filed an application for authorization to defer emergency restoration costs for the February storms (OPUC Docket UM 2156). PGE received OPUC Order No. 22-020 approving the February storms deferral in the first quarter of 2022. On July 27, 2022, PGE made a request for amortization with the OPUC that would allow the company to collect the deferred costs in customer prices over a seven year amortization period beginning November 1, 2022. On October 24, 2022, PGE and parties submitted a stipulation with the OPUC reflecting an agreement that resolved all matters related to 2021 under this deferral and would allow PGE full recovery of the deferred amounts with amortization over a seven-year period,to begin as soon as practicable and allowed by the OPUC. The stipulation is subject to OPUC approval. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence and application of the earnings test could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Power Cost Adjustment Mechanism—PGE is subject to a Power Cost Adjustment Mechanism (PCAM), as approved by the OPUC. Pursuant to the PCAM, future customer prices can be adjusted to reflect a portion of the difference between: i) net variable power costs (NVPC) forecast each year and included in customer prices via the Company’s Annual Power Cost Update Tariff (baseline NVPC); and ii) actual NVPC for the year. NVPC consists of the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts, all of which is classified as Purchased power and fuel in the Company’s condensed consolidated statements of income, and is net of wholesale sales, which are classified as Revenues, net in the condensed consolidated statements of income. The Company is subject to a portion of the business risk or benefit associated with the difference between actual and baseline NVPC by application of an asymmetrical deadband, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues, net, while any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense in PGE’s condensed consolidated statements of income. For the year ended December 31, 2021, actual

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NVPC was $62 million above baseline NVPC, and therefore PGE deferred $30 million, which represents 90% of the excess variance, expected to be collected from customers for the year ended December 31. 2021. In conjunction with the OPUC’s annual review of the Company’s PCAM filing, parties reached a settlement and on October 24, 2022, PGE and parties submitted a stipulation with the OPUC reflecting an agreement that resolved all matters related to this deferral and would allow PGE full recovery except for $2 million, which will be recorded as a charge to earnings. Amortization would occur over a two-year period beginning January 1, 2023. The stipulation is subject to OPUC approval. The OPUC’s conclusion of overall prudence and application of the earnings test could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

2020 Labor Day Wildfire—In 2020, the state of Oregon experienced the most destructive wildfire season on record, with over one million acres of land burned that ultimately led Oregon’s Governor to declare a state of emergency. PGE has incurred costs to replace and rebuild PGE facilities damaged by the fires, as well as address fire-damaged vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. On October 20, 2020, the OPUC formally approved PGE’s request for deferral of such costs (Docket UM 2115). As of September 30, 2022 and December 31, 2021, PGE’s cumulative deferred costs related to the wildfire response was $31 million and $45 million, respectively. Among the provisions of Order 22-129, the OPUC established an earnings test for the 2020 Labor Day wildfire deferral. Pursuant to the earnings test outlined in the OPUC’s Order, the Company has released deferrals associated with the year ended 2020, resulting in a pre-tax charge to earnings for the three months ended March 31, 2022 in the amount of $15 million. The amount recorded represents the Company’s estimate based on its interpretation of the OPUC’s earnings test. The charge was recorded to Generation, transmission and distribution expenses in the condensed consolidated statements of income. On July 27, 2022, PGE made a request for amortization with the OPUC that would allow collection in customer prices over a seven year amortization period beginning November 1, 2022. On October 24, 2022, PGE and parties submitted a stipulation with the OPUC reflecting an agreement that resolved all matters related to 2021 under this deferral and would allow PGE full recovery of the amounts deferred as of September 30, 2022, with amortization over a seven-year period to begin as soon as practicable and allowed by the OPUC. The stipulation is subject to OPUC approval. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence and application of the earnings test could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

COVID-19—The COVID-19 pandemic led Oregon’s Governor to declare a state of emergency on March 8, 2020. Due to the adverse impacts of COVID-19 on economic activity, PGE has experienced an increase in bad debt expense, lost revenue, and other incremental costs. On March 20, 2020, PGE filed an application with the OPUC for deferral of lost revenue and certain incremental costs, such as bad debt expense, related to COVID-19. PGE, other utilities under the OPUC’s jurisdiction, intervenors, and OPUC staff held discussions regarding the scope of costs incurred by utilities that may qualify for deferral under Docket UM 2114, Investigation into the Effects of the COVID-19 Pandemic on Utility Customers. The result of such discussions was an Energy Term Sheet (Term Sheet), which dictates costs in scope for deferral but was silent on the timing of recovery of such costs. On September 24, 2020, the Commission adopted a proposed OPUC Staff motion for Staff to execute stipulations incorporating the terms of the Term Sheet. PGE’s deferral application was approved by the Commission on October 20, 2020 with final stipulations for the Term Sheet approved on November 3, 2020. As of September 30, 2022 and December 31, 2021, PGE’s deferred balance was $34 million and $36 million, respectively, comprised primarily of bad debt expense in excess of what is currently considered and collected in customer prices. The Company has released deferrals associated with the year ended 2020, resulting in a pre-tax charge to earnings for the first quarter of 2022 in the amount of $2 million. The amount recorded represents the Company’s estimate based on its understanding of the OPUC’s intent to apply an earnings test to certain elements of utility COVID deferrals. Amortization of any deferred costs will remain subject to OPUC review prior to amortization in customer prices and would be subject to an earnings test. PGE believes amounts deferred are probable of recovery as the Company’s prudently incurred costs were in response to the unique nature of the COVID-19 pandemic health emergency. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
and the application of an earnings review could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings. PGE plans to file an amortization request for the COVID-19 deferral in late 2022 or early 2023.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$66	$67
Accrued taxes payable	65	46
Accrued interest payable	43	29
Accrued dividends payable	42	40
Regulatory liabilities—current	160	106
Margin deposits from wholesale counterparties	102	58
Other	96	111
Total accrued expenses and other current liabilities	$574	$457

Credit Facilities

As of September 30, 2022, PGE had a $650 million revolving credit facility scheduled to expire in September 2027. The Company has the ability to expand the revolving credit facility to $750 million, if needed, subject to the requirements of the agreement. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of September 30, 2022, PGE was in compliance with this covenant with a 54.8% debt-to-total capital ratio and the aggregate unused available credit capacity under the revolving credit facility was $650 million. In addition, the credit facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. The Company believes these potential adjustments will have an immaterial impact on PGE’s results of operations.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility in order to allow for coverage of any potential need to repay any commercial paper that may be outstanding at the time. As of September 30, 2022, PGE had $40 million commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has three letter of credit facilities that provide a total capacity of $220 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $91 million were outstanding as of September 30, 2022. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Pursuant to an order issued by the FERC, the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2024.

Long-term Debt

On October 21, 2022, PGE obtained a 366-day term loan from lenders in the aggregate principal of $260 million under a 366-Day Bridge Credit Agreement. The term loan bears interest for the relevant interest period at the Term Secured Overnight Financing Rate (SOFR) plus Term SOFR Adjustment Rate of 10 basis points and applicable margin of 87.5 basis points. The interest rate is subject to adjustment pursuant to the terms of the loan. The loan is prepayable, in whole or in part, without penalty, at any time. The credit agreement expires on October 22, 2023, with any outstanding balance due and payable on such date. The term loan will be classified as long-term debt on PGE’s condensed consolidated balance sheet.

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$4	$5	$12	$15
Interest cost*	7	6	21	20
Expected return on plan assets*	(12)	(12)	(36)	(34)
Amortization of net actuarial loss*	4	6	12	16
Net periodic benefit cost	$3	$5	$9	$17

* The net expense portion of non-service cost components are included in Miscellaneous income (expense), net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

PGE sponsors a health and welfare plan, under which it offers medical and life insurance benefits, as well as health reimbursement arrangements. Retirees who participate in the Company’s postretirement health insurance plans are eligible for a Defined Dollar Medical Benefit, which limits PGE’s obligation pursuant to the postretirement health plan by establishing a maximum benefit per employee with employees responsible for the additional cost. In the third quarter of 2022, PGE executed a buyout of the Non-represented Retiree Medical Plan, resulting in a $11 million settlement gain, which has been recorded in Miscellaneous income, net on the condensed consolidated statement of income and comprehensive income.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE estimated the fair value of financial asset and liability instruments as of September 30, 2022 and December 31, 2021, and classified these financial instruments based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

The Company’s financial assets and liabilities whose values were recognized at fair value in the Company’s condensed consolidated balance sheets are as follows by level within the fair value hierarchy (in millions):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$—	$—	$—	$—	$—
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	9	8	—	—	17
Corporate credit	—	11	—	—	11
Money market funds	—	—	—	11	11
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	3	—	—	—	3
Money market funds	1	—	—	—	1
Equity securities	3	—	—	—	3
Price risk management activities: (1) (4)
Electricity	—	25	16	—	41
Natural gas	—	205	28	—	233
	$16	$249	$44	$11	$320
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$44	$69	$—	$113
Natural gas	—	12	5	—	17
	$—	$56	$74	$—	$130

(1)Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.
(2)Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of September 30, 2022
Electricity physical forwards	$5	$69	Discounted cash flow	Electricity forward price (per MWh)	$26.74	$176.00	$71.44
Natural gas financial swaps	28	5	Discounted cash flow	Natural gas forward price (per Decatherm)	2.86	6.94	3.52
Electricity financial futures	11	—	Discounted cash flow	Electricity forward price (per MWh)	37.94	103.00	81.94
	$44	$74
As of December 31, 2021
Electricity physical forwards	$—	$90	Discounted cash flow	Electricity forward price (per MWh)	$16.66	$129.75	$43.73
Natural gas financial swaps	5	1	Discounted cash flow	Natural gas forward price (per Decatherm)	2.02	8.02	2.81
Electricity financial futures	1	—	Discounted cash flow	Electricity forward price (per MWh)	26.76	68.43	52.46
	$6	$91

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance as of the beginning of the period	$35	$58	$85	$137
Net realized and unrealized losses/(gains)*	—	11	(56)	(72)
Transfers from Level 3 to Level 2	(5)	(15)	1	(11)
Balance as of the end of the period	$30	$54	$30	$54
* Both realized and unrealized losses/(gains), of which the unrealized portions are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Revenues, net or Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income. Includes $2 million in net realized losses for the three-month periods ended September 30, 2022 and 2021. For the nine-month periods ended September 30, 2022 and 2021, includes $1 million in net realized gains and $4 million in net realized losses, respectively.

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

As of September 30, 2022, the carrying amount of PGE’s long-term debt was $3,286 million, net of $13 million of unamortized debt expense, and its estimated aggregate fair value was $2,831 million. As of December 31, 2021, the carrying amount of PGE’s long-term debt was $3,285 million, net of $14 million of unamortized debt expense, and its estimated aggregate fair value was $3,831 million.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	September 30, 2022	December 31, 2021
Current assets:
Commodity contracts:
Electricity	$29	$16
Natural gas	171	86
Total current derivative assets (1)	200	102
Noncurrent assets:
Commodity contracts:
Electricity	12	1
Natural gas	62	34
Total noncurrent derivative assets (1)	74	35
Total derivative assets (2)	$274	$137
Current liabilities:
Commodity contracts:
Electricity	$60	$36
Natural gas	8	11
Total current derivative liabilities	68	47
Noncurrent liabilities:
Commodity contracts:
Electricity	53	87
Natural gas	9	3
Total noncurrent derivative liabilities	62	90
Total derivative liabilities (2)	$130	$137
(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.
(2) As of September 30, 2022 and December 31, 2021, no derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	September 30, 2022		December 31, 2021
Commodity contracts:
Electricity	6	MWhs	4	MWhs
Natural gas	187	Decatherms	181	Decatherms
Foreign currency	$14	Canadian	$19	Canadian
PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral,

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
such as letters of credit. As of September 30, 2022, gross amounts included as Price risk management liabilities subject to master netting agreements were $2 million, entirely for natural gas, for which PGE has posted no collateral. As of December 31, 2021, gross amounts included as Price risk management liabilities subject to master netting agreements were $3 million, for which PGE posted no collateral. Of the gross amounts recognized as of December 31, 2021, $1 million was for electricity and $2 million was for natural gas.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Revenues, net or Purchased power and fuel, as applicable, in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commodity contracts:
Electricity	$(12)	$11	$(66)	$(56)
Natural Gas	(42)	(142)	(280)	(256)
Foreign currency exchange	—	—	1	—
Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended September 30, 2022 and 2021, net losses of $45 million and net gains of $114 million, respectively, have been offset. Net gains of $138 million and $265 million have been offset for the nine-month periods ended September 30, 2022 and 2021, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss/(gain) recorded as of September 30, 2022 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total
Commodity contracts:
Electricity	$2	$24	$10	$12	$2	$22	$72
Natural gas	(62)	(127)	(21)	(7)	1	—	(216)
Net unrealized loss/(gain)	$(60)	$(103)	$(11)	$5	$3	$22	$(144)
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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2022 was $119 million, for which PGE has posted $38 million in collateral, consisting of $17 million of letters of credit and $21 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered at September 30, 2022, the cash requirement to either post as collateral or settle the instruments immediately would have been $76 million. As of September 30, 2022, PGE had no cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
As of September 30, 2022, PGE received from counterparties $120 million in collateral, consisting of $18 million of letters of credit and $102 million of cash. Increases in margin deposits received from wholesale counterparties is primarily due to the increase in PGE’s natural gas derivative asset positions. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

For the three and nine months ended September 30, 2022, unvested performance-based restricted stock units and related dividend equivalent rights of 315 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 365 thousand shares excluded for the three and nine months ended September 30, 2021.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted-average common shares outstanding—basic	89,263	89,407	89,294	89,505
Dilutive effect of potential common shares	184	159	154	141
Weighted-average common shares outstanding—diluted	89,447	89,566	89,448	89,646

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three- and nine-month periods ended September 30, 2022 and 2021 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2021	89,410,612	$1,241	$(10)	$1,476	$2,707
Issuances of shares pursuant to equity-based plans	163,291	—	—	—	—
Repurchase of common stock	(350,000)	(5)	—	(13)	(18)
Dividends declared ($0.4300 per share)	—	—	—	(40)	(40)
Net income	—	—	—	60	60
Balances as of March 31, 2022	89,223,903	$1,236	$(10)	$1,483	$2,709
Issuances of shares pursuant to equity-based plans	18,769	1	—	—	1
Stock-based compensation	—	4	—	—	4
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.4525 per share)	—	—	—	(41)	(41)
Net income	—	—	—	64	64
Balances as of June 30, 2022	89,242,672	$1,241	$(9)	$1,506	$2,738
Issuances of shares pursuant to equity-based plans	27,989	—	—	—	—
Stock-based compensation	—	4	—	—	4
Other comprehensive income	—	—	—	—	—
Dividends declared ($0.4525 per share)	—	—	—	(40)	(40)
Net income	—	—	—	58	58
Balances as of September 30, 2022	89,270,661	$1,245	$(9)	$1,524	$2,760

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Balances as of December 31, 2020	89,537,331	$1,231	$(11)	$1,393	$2,613
Issuances of shares pursuant to equity-based plans	39,417	—	—	—	—
Stock-based compensation	—	2	—	—	2
Dividends declared ($0.4075 per share)	—	—	—	(36)	(36)
Net income	—	—	—	96	96
Balances as of March 31, 2021	89,576,748	$1,233	$(11)	$1,453	$2,675
Issuances of shares pursuant to equity-based plans	74,974	1	—	—	1
Stock-based compensation	—	4	—	—	4
Repurchase of common stock	(250,000)	(3)	—	(9)	(12)
Dividends declared ($0.4300 per share)	—	—	—	(39)	(39)
Net income	—	—	—	32	32
Balances as of June 30, 2021	89,401,722	$1,235	$(11)	$1,437	$2,661
Issuances of shares pursuant to equity-based plans	7,290	—	—	—	—
Stock-based compensation	—	2	—	—	2
Other comprehensive income			1		1
Dividends declared ($0.4300 per share)	—	—	—	(39)	(39)
Net income	—	—	—	50	50
Balances as of September 30, 2021	89,409,012	$1,237	$(10)	$1,448	$2,675

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

EPA Investigation of Portland Harbor

An investigation by the United States Environmental Protection Agency (EPA) of a segment of the Willamette River known as Portland Harbor that began in 1997 revealed significant contamination of river sediments. The EPA subsequently included Portland Harbor on the National Priority List pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act as a federal Superfund site. PGE has been included among more than one hundred Potentially Responsible Parties (PRPs), as it historically owned or operated property near the river.

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

Colstrip Litigation

The Company has a 20% ownership interest in the Colstrip Units 3 and 4 coal-fired generating plant (Colstrip), which is located in the state of Montana and operated by one of the co-owners, Talen Montana, LLC (Talen). On May 10, 2022, Talen’s parent company, Talen Energy Supply, LLC filed for chapter 11 bankruptcy protection, although Colstrip continues to operate and generate electricity for PGE customers and others. Various business disagreements have arisen amongst the co-owners regarding interpretation of the Ownership and Operation (O&O) Agreement and other matters. An arbitration process has been initiated to address such business disagreements, and has resulted in several legal proceedings. These legal proceedings, as well as other matters related to Colstrip, have been summarized below.

Petition to compel arbitration—On April 14, 2021, co-owners Avista Corporation, Puget Sound Energy Inc., PacifiCorp, and Portland General Electric Company (the Petitioners) petitioned in Spokane County Superior Court, Washington, Case No. 21201000-32, against another co-owner, NorthWestern Corporation (NorthWestern), and Talen to compel the arbitration initiated by NorthWestern to determine whether co-owners representing 55% or more of the ownership shares can vote to close one or both units of Colstrip, or whether unanimous consent is required. The O&O Agreement states that any dispute shall be submitted for resolution to a single arbitrator with appropriate expertise. That arbitration was stayed as a result of the bankruptcy filing of Talen’s parent company. In May 2021, Talen removed the case to Federal Court (Eastern District of Washington Case No. 2:21-cv-00163-RMP). Following a hearing in July 2021, Talen’s motion to transfer the case to the U.S. District Court for the District of Montana was granted. This matter is stayed, because of the bankruptcy filing of Talen’s parent company. The voluntary stipulation described below (see “Challenge to constitutionality of Montana Senate Bills 265 and 266 (SB 265 and SB 266)”) did not lift the stay on this court action, although the stay was lifted as to the arbitration itself, and the arbitration process has begun pursuant to the voluntary stipulation and the Court’s order. PGE cannot predict the ultimate outcome of the arbitration process.

Challenge to constitutionality of Montana Senate Bills 265 and 266 (SB 265 and SB 266)—On May 4, 2021, the Petitioners filed a claim against NorthWestern and Talen (the Defendants) in U.S. District Court - Montana, Billings Division, Case No. 1:21-cv-00047-SPW-KLD, based on the passage of SB 265, which attempted to void contractual provisions within the co-owner agreement for Colstrip if they did not provide for three arbitrators or provide for venue outside of the county where the plant is located. The passage of SB 265 was supported by the Defendants and purports to void the O&O Agreement between all parties, which provides for one arbitrator and venue in Spokane, Washington. The Petitioners alleged that SB 265 violated the contracts clause of the U.S. Constitution and the Montana Constitution, and is preempted by the Federal Arbitration Act (FAA). The Petitioners sought declaratory relief that SB 265 was unconstitutional as applied to the O&O Agreement and that the FAA preempts the enforcement of SB 265.

Petitioners filed a First Amended Complaint on May 19, 2021, adding the Attorney General of Montana (Montana AG) as defendant and challenging the constitutionality of SB 266, which purportedly gives the Montana AG authority to penalize and restrain any co-owner of Colstrip who takes steps to shut-down the plant without unanimous consent, and authority to penalize any co-owner who fails or refuses to pay the costs to maintain the

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
plant. The Court held a hearing on August 6, 2021, and on October 13, 2021, the Court issued an order that granted the Petitioners’ Motion for Preliminary Injunction, enjoining the Montana AG from enforcing SB 266 against them.

On August 17, 2021, the Petitioners filed for partial summary judgment on their claim to declare SB 265 preempted by the Federal Arbitration Act and unconstitutional. A decision on this matter had been stayed as a result of the bankruptcy filing of Talen’s parent company, but the stay was lifted by a voluntary stipulation filed by Petitioners, Talen, and NorthWestern, and ordered by the bankruptcy court on August 25, 2022. On September 29, 2022, the Magistrate Judge issued Findings and Recommendations, which were adopted in full by the Court on October 19, 2022, granting both of the Petitioners’ motions for summary judgment regarding the constitutionality of SB 265 and SB 266.

Complaint to implement Montana SB 265—On May 4, 2021, Talen filed a complaint against the Petitioners and NorthWestern, in the Thirteenth Judicial District Court in the State of Montana, as an attempt to implement Montana laws when determining the language of the O&O agreement based on the recent enactment of SB 265. The case was subsequently removed to the U.S. District Court - Montana, Billings Division, Case No. 1:21-cv-00058-SPW-TJC. This matter is stayed, because of the bankruptcy filing of Talen’s parent company. On October 19, 2022, the District Court Judge in U.S. District Court - Montana, Billings Division, Case No. 1:21-cv-00047-SPW-KLD, granted the Petitioners’ motions for summary judgment in the litigation regarding the legal proceeding in “Challenge to constitutionality of Montana Senate Bills 265 and 266 (SB 265 and SB 266)” the different matter referenced above.

Richard Burnett; Colstrip Properties Inc., et al v. Talen Montana, LLC; PGE, et al. On December 14, 2020, the original claim was filed in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. The plaintiffs allege they have suffered adverse effects from the defendants’ coal dust. On August 26, 2021, the claim was amended to add PGE as a defendant. Plaintiffs are seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties, as determined by the Court. The Court set a trial to begin September 26, 2023. This matter is stayed, because of the bankruptcy filing of Talen’s parent company.

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

NOTE 9: GUARANTEES

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of September 30, 2022, management believes the likelihood is remote that PGE would be required to perform under

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes tax credits, regulatory flow-through adjustments, and other items, applied to the Company’s year-to-date, pre-tax income. The significant differences between the Federal statutory tax rate and PGE’s effective tax rate are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Federal tax credits*	(9.2)	(11.2)	(9.7)	(10.1)
State and local taxes, net of federal tax benefit	8.0	8.9	8.7	8.7
Flow-through depreciation and cost basis differences	1.6	(1.5)	0.9	(1.0)
Amortization of excess deferred income tax	(4.2)	(4.6)	(4.3)	(3.7)
Local tax flow-through adjustment	—	—	—	(4.2)
Other	(0.1)	(3.5)	(0.1)	(1.5)
Effective tax rate	17.1%	9.1%	16.5%	9.2%

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

Local tax flow-through adjustment

The Company is subject to a local tax that is recovered through a supplemental tariff based on current tax expense, but for which the Company has also recognized deferred income tax expenses over time. Because it is probable that the local deferred taxes will be flowed through future customer prices in accordance with the supplemental tariff, PGE determined a corresponding regulatory asset should have been recorded. In the first quarter of 2021, PGE recognized a regulatory asset to defer previously recorded deferred income tax expenses in the amount of $9 million with a corresponding credit to Income tax expense reflected in the condensed consolidated statements of income for the first quarter of 2021. The adjustment has no impact to the three or nine months ended September 30, 2022.

Carryforwards

Federal tax credit carryforwards as of September 30, 2022 and December 31, 2021 were $95 million and $98 million, respectively. These credits primarily consist of PTCs, which will expire at various dates through 2030. PGE believes that it is more likely than not that its deferred income tax assets as of September 30, 2022 will be realized; accordingly, no valuation allowance has been recorded. As of September 30, 2022, and December 31, 2021, PGE had no material unrecognized tax benefits.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Biden on August 16, 2022 with a majority of the provisions effective for tax years beginning after December 31, 2022. Among other provisions, the bill includes: i) implementation of a new corporate alternative minimum tax (CAMT) for applicable corporations with average adjusted financial statement income over a three-year period in excess of $1 billion; ii) an excise tax of 1% of the fair market value of any stock which is repurchased, reduced by any stock issued during the taxable year; and iii) significant tax incentives for energy and climate initiatives, including: a three-year extension and modification of PTCs for facilities that begin construction before December 31, 2024, the ability to transfer or sell PTCs to other taxpayers, reestablished solar PTCs, an opt-out of Investment Tax Credit (ITC) normalization requirements on certain stand-alone storage projects; and beginning January 1, 2025, the traditional resource-specific PTCs and ITCs are replaced with technology-neutral clean electricity credits (critical normalization alternatives are retained with these credits).

There is no immediate impact of the IRA to the three or nine months ended September 30, 2022. PGE cannot reasonably estimate the potential impact the IRA’s tax incentives will have to its results of operations in future periods. The excise tax on stock repurchases and the new CAMT and are not expected to have a material impact on the Company’s results of operations.

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

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed. Expectations, beliefs, and projections of Portland General Electric Company (PGE or the Company) are expressed in good faith and are believed by the Company to have a reasonable basis including, but not limited to, management’s examination of historical operating trends and data contained either in internal records or available from third parties, but there can be no assurance that PGE’s expectations, beliefs, or projections will be achieved or accomplished.

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
•volatility in wholesale power and natural gas prices, including but not limited to volatility caused by macroeconomic and international issues, that could require PGE to post additional collateral or issue additional letters of credit pursuant to power and natural gas purchase agreements;
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
•failure to achieve the Company’s greenhouse gas emission goals or being perceived to have either failed to act responsibly with respect to the environment or effectively respond to legislative requirements concerning greenhouse gas emission reductions, any of which could lead to adverse publicity and have adverse effects on the Company's operations and/or damage the Company's reputation;
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
•Electrify other sectors of the economy like transportation and buildings that are also transforming to reduce GHG emissions; and
•Perform by improving work efficiency, safety of its workforce, and reliability of its systems and equipment, all while adhering to the Company’s revised long-term earnings per diluted share growth guidance of 5-7% on average.

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

Empowering customers and communities—PGE’s customers are committed to purchasing clean energy, as over 231 thousand residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100 percent clean and renewable electricity by 2035 and 100 percent economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area have similar goals and continue to consider similar goals for the future.

The Company implemented a customer subscription option, the Green Future Impact Program, which is a renewable energy program that allows large business and municipality customers to have a choice in how they source their electricity. Under the Green Future Impact Program, customers can enroll in a Customer-Supplied Option (CSO) or PGE-Supplied Option (PSO). Under the CSO, participants are responsible for finding a renewable energy facility that meets established requirements and bringing those resources to PGE. Under the PSO, customers who enrolled in Phase I can receive energy from PGE-provided purchased power agreements (PPAs) for renewable resources and customers who enroll in Phase II can receive energy from PGE-provided PPAs for renewable resources or energy from renewable resources that are PGE owned, under certain conditions.

As of September 30, 2022, the Green Future Impact Program has an approved capacity of 750 Megawatts (MW) nameplate. Through this voluntary program, the Company seeks to support the customers’ clean energy acceleration, achieve PGE sustainability goals, mitigate cost and manage risk, and reliably integrate power.

Extreme weather—In recent years, PGE’s territory has experienced unprecedented heat, historic ice and snowstorms, and wildfires. On September 9 and 10, 2022, extreme fire conditions and hot, strong wind gusts led PGE to implement a proactive Public Safety Power Shutoff (PSPS) in ten previously identified PSPS areas and seven additional preventive outage areas. The PSPS event impacted approximately 37,000 customer homes and businesses. Power was restored to all customers impacted by the PSPS on September 11, 2022. PGE incurred approximately $1 million in costs in preparation activities leading up to the event, which have been deferred under the wildfire mitigation deferral mechanism (see “Wildfire Mitigation” in the “Regulatory Matters” section of this Overview for more information on the impact to PGE’s results of operations). In June 2021, temperatures in the region reached all-time recorded highs, shattering the Company’s previous peak load demand, and surpassing the prior summer peak load by nearly 12%. The 2021 wildfire season that followed in Oregon produced what became the largest wildfire in the United States at the time. In February 2021, PGE’s service territory experienced an ice storm, which led to historic levels of customer power outages, and caused considerable expense for service restoration and damage repair (see “February 2021 Ice Storms and Damage” in the “Regulatory Matters” section of this Overview for more information on the impact to PGE’s results of operation). In 2020, Oregon experienced the most destructive wildfire season on record, with over one million acres of land burned (see “Wildfire” in the “Regulatory Matters” section of this Overview for more information on the impact to PGE’s results of operation). The increase and severity of extreme weather events highlights the importance of combating the effects of climate change through decarbonizing the power supply and investing in a more reliable and resilient grid.

Investing in a clean energy future

PGE’s resource planning process includes working with customers, stakeholders, and regulators to chart the course toward a clean, affordable, and reliable energy future. With the passage of HB 2021, PGE is preparing a Clean Energy Plan (CEP), which will articulate the Company’s strategy to meet the 2030 and 2040 decarbonization targets. The first CEP is anticipated to be filed with the OPUC in the Spring of 2023 and will set annual decarbonization targets and articulate how PGE will achieve an equitable transition to a decarbonized grid. PGE’s resource planning analysis and stakeholder engagement will continue to occur through the Integrated Resource Plan (IRP) and Distribution System Plan (DSP) processes.

In May 2020, PGE obtained an OPUC Order acknowledging the Company’s 2019 IRP and associated Action Plan for PGE to acquire resources over the next four years, an important step in acquiring the necessary clean and renewable and capacity resources needed to meet requirements under HB 2021 by 2030. In October 2021, PGE initiated its 2021 All-Source RFP public process, seeking approximately 1,000 MW of renewable and non-emitting resources. PGE estimates that the 2021 All-Source RFP will meet a portion of the Company’s projected need of approximately 2,500 to 3,500 MW of clean and renewable resources and approximately 800 to 1,000 MW of non-emitting dispatchable capacity resources in order to meet the Company’s 2030 emissions reduction target. The Company is in the process of evaluating and updating these projections in anticipation of the upcoming IRP and CEP filings. PGE also expects it will need to exit ownership of Colstrip and is actively working on plans to achieve this by the end of 2025.

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
•On July 14, 2022, and as memorialized in the OPUC’s August 31, 2022 order, the OPUC concluded that PGE procurement of 250 MWa of renewable procurement volume, inclusive of the 100 MW Green Future Impact procurement volume, appeared to be the most reasonable course of action supported by analysis at the time for this RFP. The OPUC did articulate in its order that future analysis may indicate a different course is reasonable, which PGE subsequently conducted with its RFP reprice opportunity.

Renewable resources in PGE’s 2021 All-Source RFP must be eligible under Oregon’s Renewable Portfolio Standard (RPS) and qualify for the federal production tax credit (PTC) or the federal investment tax credit. All resources (dispatchable capacity or renewable) must be online by the end of 2024, with certain exceptions for long-lead time resources.

PGE issued the final 2021 All-Source RFP after receiving approval with modifications from the OPUC in December 2021, and proposals were submitted in January 2022. Bids were evaluated based on the OPUC-approved scoring methodology. Following determination of a final shortlist, PGE submitted a request for acknowledgement of the shortlist to the OPUC on May 5, 2022 that includes seven distinct projects submitted by five bidders for renewable resources and six distinct projects by four bidders for capacity resources. The proposals for renewable resources provide various combinations of wind, solar, and battery storage options that include PPAs along with Company-owned resources. The proposals for non-emitting capacity resources provide battery storage and pumped storage options that include PPAs along with Company-owned resources. The ultimate outcome of the 2021 All-Source RFP process is anticipated to result in the selection of multiple projects for both renewable and capacity resources.

On July 14, 2022, during a public meeting, the OPUC acknowledged, with conditions, PGE’s proposed final shortlist of renewable resources and non-emitting dispatchable capacity to meet the 2025 system need. Subsequently, on August 31, 2022, the OPUC issued its final order, memorializing its July 14, 2022 acknowledgement, with conditions. Following the passage of the Inflation Reduction Act, PGE provided an opportunity for all bidders selected to the final shortlist to refresh their pricing. Updated pricing was received in August 2022 and PGE, in collaboration with an Independent Evaluator, updated scoring and ranking to reflect pricing changes from bidders. An updated Independent Evaluator's report was filed as an informational update to the OPUC on September 30, 2022.

As a result of negotiations with the final shortlist bidders, PGE and NextEra Energy Resources, LLC, a subsidiary of NextEra Energy, Inc. have entered into agreements to construct a 311 MW wind energy facility, which will be part of the larger Clearwater Wind development in Eastern Montana. PGE will own 208 MW of the 311 MW being acquired in these agreements, with an investment of approximately $415 million, excluding AFUDC. Subsidiaries of NextEra Energy Resources, LLC will own the remaining 103 MW and will sell their portion of the output to PGE under a 30-year PPA. Subsidiaries of NextEra Energy Resources, LLC plan to design, build and operate the facility.

The agreements signed by PGE and subsidiaries of NextEra Energy Resources, LLC will be subject to prudency review on customers’ behalf by the OPUC. The agreements are also subject to approval by senior management of NextEra Energy, Inc. The project has an estimated commercial operation date of December 31, 2023.

PGE continues to negotiate with remaining bidders on the final shortlist, with expectations to finalize negotiations by the end of 2022 or in the first quarter of 2023. If procurement is expected to extend past the end of 2022, PGE intends to file a status report to the OPUC by December 1, 2022.

In February 2022, NewSun Energy LLC (NewSun) filed a petition for judicial review in the Marion County Circuit Court against the OPUC challenging the scoring methodology in the 2021 All-Source RFP. PGE has joined in the case as an intervenor. NewSun also filed a motion to stay the 2021 All-Source RFP process, which the Court subsequently denied. The OPUC filed a motion to dismiss the case and PGE joined the OPUC’s motion to dismiss. NewSun opposed the motion. In May 2022, the Court granted the motion to dismiss to which NewSun responded in June 2022 by filing a notice of appeal with the Court of Appeals of the State of Oregon. PGE cannot predict the outcome of the proceeding or potential impact, if any, to its ongoing 2021 All-Source RFP process.

In October 2021, PGE filed its inaugural Distribution System Plan (DSP), which lays out plans to build a grid that empowers customers to make energy management choices to support decarbonization and supports a two-way energy ecosystem with resources like batteries, EV charging, and solar panels where communities—especially underserved Oregonians—need them. The plan consists of two parts, the first of which was acknowledged by the OPUC on March 8, 2022. Part Two was filed on August 15, 2022.

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

In 2019, PGE filed with the OPUC its first Transportation Electrification plan, which considers current and planned activities, along with both existing and potential system impacts, in relation to Oregon’s carbon reduction goals. In 2020, the OPUC accepted the plan and related costs and revenues associated with the Transportation Electrification and Electric Vehicle Charging pilot programs. In 2021, the Oregon legislature enacted HB 2165, ensuring the OPUC has clear and broad authority to allow electric company investments in infrastructure to support transportation electrification. PGE plans to file its draft 2022 Transportation Electrification plan in November 2022, which covers the portfolio of programs and activities PGE will be offering 2023 through 2025. The draft plan will go through a regulatory process before filing the final portfolio of activities supporting EV growth in the service territory.

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

Laws and Regulations

Inflation Reduction Act of 2022—The Inflation Reduction Act of 2022 (IRA) was signed into law by President Biden on August 16, 2022 with a majority of the provisions effective for tax years beginning after December 31, 2022. Among other provisions, the bill includes:
•implementation of a new corporate alternative minimum tax (CAMT) for applicable corporations with average adjusted financial statement income over a three-year period in excess of $1 billion;
•an excise tax of 1% of the fair market value of any stock which is repurchased, reduced by any stock issued during the taxable year; and
•significant tax incentives for energy and climate initiatives, including:
◦A three-year extension and modification of PTCs for facilities that begin construction before December 31, 2024;
◦The ability to transfer or sell PTCs to other taxpayers;
◦Reestablished solar PTC which would allow PGE the opportunity to be competitive in owning solar resources in renewable RFPs;
◦An opt-out of Investment Tax Credit (ITC) normalization requirements on certain stand-alone storage projects; and

◦Beginning January 1, 2025, the traditional resource-specific PTCs and ITCs are replaced with technology-neutral clean electricity credits. Critical normalization alternatives are retained with these credits.

The Company believes the new tax incentives will provide potential opportunities, however PGE cannot reasonably estimate the potential impact to its results of operations. The excise tax on stock repurchases and the new CAMT and are not expected to have a material impact on the Company’s results of operations.

HB 2021—In June 2021, the Oregon Legislature passed HB 2021, which requires retail electricity providers to reduce GHG emissions associated with serving Oregon retail electricity consumers 80% by 2030, 90% by 2035, and 100% by 2040, compared to their baseline emissions levels. The baseline emissions levels for the investor-owned utilities are the average annual GHG emissions for the years 2010, 2011, and 2012 associated with the electricity sold to their retail electricity consumers as reported to the Oregon Department of Environmental Quality (ODEQ).

HB 2021 requires utilities to develop a CEP for meeting the targets concurrent with the development of each IRP. In reviewing the CEP, the OPUC must ensure that utilities demonstrate continual progress and are taking actions as soon as practicable that facilitate rapid reduction of GHG emissions and the development and equitable implementation of a distribution system plan at reasonable costs to retail electricity consumers. The OPUC is also given authority to apply a performance incentive for early compliance with one or more of the clean energy targets.

Regulated entities will continue to report annual GHG emissions to the ODEQ, as they do today. In threshold years, which are 2030, 2035, and 2040 and every year thereafter, the OPUC will use the data reported to the ODEQ for that compliance year to determine whether the reduction targets are met. In determining compliance, if the utility has emissions in excess of the target, the OPUC must take into consideration unplanned emissions necessary to meet load if the utility experienced unexpected challenges, such as transmission constraints or under-production from hydro and other renewable resources. The bill also includes certain compliance exceptions to protect customers, including a cost cap and the ability for the OPUC to grant a temporary exemption if a utility is unable to comply with mandatory reliability standards.

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

Effective May 9, 2022, PGE’s depreciation rates and associated customer prices changed as approved by the OPUC in the Company’s 2022 General Rate Case (2022 GRC) to reflect accelerated depreciation of Colstrip Units 3 and 4 from December 31, 2030 to December 31, 2025. PGE expects a major step toward meeting its goals under HB 2021 involves the need to exit ownership in Colstrip and is actively working on plans to achieve this by the end of 2025. The Company continues to evaluate its ongoing investment in Colstrip, including the possibility of PGE’s exit from the generation facility. See Note 8, Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements” for information regarding legal proceedings related to Colstrip.

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
•A return on equity of 9.5%; and
•A cost of capital of 6.813%, which reflects updates for actual and forecasted debt costs.

In addition, parties filed a stipulation with the OPUC reflecting an agreement that resolved the annual revenue requirement, average rate base, and corresponding increase authorized in customer prices. The stipulated agreement reflected a final revenue requirement that was based upon an average rate base of $5.6 billion and an annual revenue requirement increase of $74 million.

Further, the parties agreed to eliminate PGE’s decoupling mechanism upon the effective date of new customer prices pursuant to this case. Throughout the remainder of 2022, estimated collections from, or refunds to, customers will be pro-rated based on the effective date of new customer prices per the 2022 GRC and expected to be amortized into customer prices in 2024 over a one-year period. The decoupling mechanism provided a means of recovery or refund of margin lost or gained as a result of changes in weather-adjusted energy use per customer in comparison to levels projected in customer prices. For further information on the decoupling mechanism, see “Decoupling” in this Overview section.
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
•denial of PGE’s proposal for a secondary phase of the 2022 GRC regarding the Faraday capital improvement project. The Company had requested that recovery of the capital cost of improvements at the Faraday hydroelectric facility be included in the new average rate base. However, as the project was not yet placed in-service the capital-related revenue requirement was removed. As of September 30, 2022, the construction work-in-progress balance associated with Faraday was $149 million, including an allowance for funds used during construction (AFUDC). PGE can pursue recovery in the Company’s next GRC;
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

As a result of the earnings tests outlined in the OPUC’s Order, the Company released deferrals associated with the year ended 2020, resulting in a pre-tax, non-cash charge to earnings for the three months ended March 31, 2022 in the amount of $17 million. The amount recorded represents the Company’s estimate based on its interpretation of the OPUC’s earnings test. For the years 2022 and 2021, PGE does not expect to exceed its regulated return on equity under the earnings test methodology approved by the OPUC and as a result, no release of deferrals or earnings test reserve is expected. The OPUC has significant discretion in making the final determination of the application of the earnings test for 2020, 2021, and 2022 and could result in additional disallowances or refunds, which could be material, compared to the amount reserved by the Company as of September 30, 2022,

COVID-19 Impacts—The COVID-19 pandemic has had a variety of adverse impacts on economic activity. The Company has responded to the hardships many customers are facing and has taken steps to support its customers and communities, including temporarily suspending disconnections and late fees during the crisis, developing time payment arrangements, and partnering with local non-profits to soften the impacts on small businesses and low-income residential customers. As a result of these activities and economic hardships, PGE has experienced an increase in bad debt expense, lost revenue, and other incremental costs.

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

As of September 30, 2022 and December 31, 2021, PGE’s deferred balance was $34 million and $36 million, respectively, comprised primarily of bad debt expense in excess of what is currently considered and collected in customer prices. Based on the Term Sheet, PGE expects to cease deferring incremental bad debt expense associated with customers who are not on a time payment arrangement, after September 30, 2022. The Company released deferrals associated with the year ended 2020, resulting in a pre-tax charge to earnings for the first quarter of 2022 in the amount of $2 million. The amount recorded represents the Company’s estimate based on its understanding of the OPUC’s intent to apply an earnings test to certain elements of utility COVID deferrals. Deferred costs will remain subject to OPUC review prior to amortization in customer prices. PGE plans to file an amortization request for the COVID-19 deferral, which has a $34 million balance as of September 30, 2022, in late 2022 or early 2023.

PGE believes the amounts deferred are probable of recovery as the Company’s prudently incurred costs were in response to the unique nature of the COVID-19 pandemic health emergency. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

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

In October 2020, the OPUC formally approved PGE’s request for deferral of 2020 wildfire-related costs. As of September 30, 2022 and December 31, 2021, PGE’s cumulative deferred costs related to the 2020 wildfire response was $31 million and $45 million, respectively. Pursuant to the earnings tests outlined in Order 22-129, the Company has released deferrals associated with the year ended 2020, resulting in a pre-tax charge to earnings for the first quarter of 2022 in the amount of $15 million. The amount recorded represents the Company’s estimate based on its interpretation of the OPUC’s earnings test.

On July 27, 2022, PGE made a request for amortization with the OPUC that would allow the company to collect the deferred costs in customer prices over a seven-year amortization period beginning November 1, 2022. On October 24, 2022, PGE and parties submitted a stipulation with the OPUC reflecting an agreement that resolved all matters related to 2021 under this deferral and would allow PGE full recovery of the amounts deferred as of September 30, 2022, with amortization over a seven-year period to begin as soon as practicable and allowed by the OPUC. The stipulation is subject to OPUC approval. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence and an earnings test could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Wildfire Mitigation—Represents incremental costs and investments made by PGE related to intensifying efforts on its system to increase wildfire safety and resiliency to weather and other disaster-related crises under Oregon Senate Bill 762 (SB 762), which was passed in the 2021 legislative session with an effective date of July 19, 2021. These efforts include enhanced tree and brush clearing, replacing equipment, and making emergency plans in close partnership with local, state, and federal land and emergency management agencies to further expand the use of a PSPS, if the need should arise. Pursuant to SB 762, PGE submitted a risk-based wildfire protection plan to the OPUC in December 2021. In Order 22-129, the OPUC did not adopt any rate adjustment mechanisms, but rather invited PGE to submit a filing proposing a cost recovery mechanism for incremental wildfire costs consistent with SB 762 and establishing an ongoing review for reasonableness. The outcome of PGE’s 2022 GRC provided an annual amount of $24 million to be collected in customer prices in regards to wildfire mitigation efforts. On July 1, 2022, PGE filed an application for reauthorization of OPUC Docket UM 2019 to defer incremental wildfire mitigation costs which exceed the amount granted in customer prices. As of September 30, 2022, PGE’s deferred balance related to wildfire mitigation was $25 million. While the Company believes the full amount of the deferral is probable of recovery, the OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusions of overall prudence, could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

PGE submitted a tariff filing on August 19, 2022 for an automatic adjustment clause for incremental wildfire mitigation spending, as allowed under SB 762. The filing included a proposal to report semi-annually to show PGE’s progress relative to its Wildfire Mitigation Plan, which is filed under docket UM 2208. On September 9th, 2022, the OPUC suspended the tariff and opened docket UE 412 to investigate the filing. PGE has now engaged in two workshops with parties and opening testimony will be filed by PGE on November 8, 2022. The procedural schedule of the docket has a target order date of June 14, 2023.

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

On February 15, 2021, PGE filed an application for authorization to defer emergency restoration costs for the February storms (Docket UM 2156) and as of September 30, 2022, the Company has deferred a total of $73 million, including interest, related to incremental operating expenses due to the storms. PGE incurred and deferred costs related to replacing and rebuilding PGE facilities damaged by the storms, as well as addressing vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way. PGE received OPUC Order No. 22-020 approving the February storms deferral in the first quarter of 2022.

On October 24, 2022, PGE and parties submitted a stipulation with the OPUC reflecting an agreement that resolved all matters related to 2021 under this deferral and would allow PGE full recovery of the deferred amounts with amortization over a seven-year period to begin as soon as practicable and allowed by the OPUC. The stipulation is subject to OPUC approval. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence and an earnings test could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

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

Power Costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2022 AUT included a final increase in power costs for 2022, and a corresponding increase in annual revenue requirement, of $64 million from 2021 levels, which were reflected in customer prices effective January 1, 2022. For 2021, actual NVPC was above baseline NVPC by $62 million, which was outside the established deadband range. Pursuant to the Company’s power cost adjustment mechanism (PCAM) and related earnings test, PGE has deferred 90% of the excess variance for 2021, or $30 million.

In conjunction with the OPUC’s annual review of the Company’s PCAM filing, on October 24, 2022, PGE and parties submitted a stipulation with the OPUC reflecting an agreement that resolved all matters related to this deferral and would allow PGE full recovery of deferred costs, except for $2 million. Amortization would occur over a two-year period beginning January 1, 2023. The stipulation is subject to OPUC approval. The OPUC’s conclusion of overall prudence and an earnings test could result in a portion, or all, of PGE’s deferral being disallowed for recovery. Such disallowance would be recognized as a charge to earnings. See “Power Operations” within this Overview section of Item 2 for more information regarding the PCAM.

Portland Harbor Environmental Remediation Account (PHERA) Mechanism—The U.S. Environmental Protection Agency (EPA) has listed PGE as one of over one hundred Potentially Responsible Parties (PRPs) related to the remediation of the Portland Harbor Superfund site. As of September 30, 2022, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision (ROD) issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. Stakeholders have raised concerns that EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording an estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the Company’s recovery mechanism allows the Company to defer and recover estimated liabilities and incurred environmental expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, including, but not limited to, insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures were to be deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

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

For the nine months ended September 30, 2022 the Company recorded an estimated total refund of $1 million to residential and commercial customers that resulted from variances between actual weather-adjusted use per customer and that projected in the 2019 GRC. The Company continues to see higher weather-adjusted use per customer from residential customers that are spending more time at home and lower use per customer from commercial customers that are adversely affected by the COVID-19 pandemic.

As of December 31, 2021, PGE had recorded a total estimated refund of $10 million that, subject to OPUC approval, will be refunded to customers over a one-year period beginning January 1, 2023.

Deferral of Boardman Revenue Requirement—In October 2020, intervenors filed a deferral application with the OPUC that would require PGE to defer and refund the revenue requirement associated with the Company’s Boardman coal-fired generating plant (Boardman) then included in customer prices as established in the Company’s 2019 GRC. The application stated a deferral was required for customers to adequately capture the reduction in revenue requirement beginning on October 15, 2020, the date Boardman ceased operations. PGE estimated the revenue requirement for Boardman to be $14 million for the year ended December 31, 2020, an additional $66 million for the year ended December 31, 2021, and $23 million for the year ending December 31, 2022. Based on the application of an earnings test, PGE has not recorded a refund related to Boardman.

In the 2022 GRC Order, the OPUC found that the deferral was warranted with amortization subject to an earnings test. On July 27, 2022, the Company filed an application, which, subject to OPUC approval, showed that the

Company did not exceed the earnings test threshold for 2020 or 2021 and consequently, no refund would be required for those years. Customer prices resulting from the 2022 GRC Order no longer include any revenue requirement related to Boardman after new customer prices took effect on May 9, 2022. PGE does not expect to exceed its regulated return on equity under the earnings test for 2022.

On October 24, 2022, PGE and parties submitted a stipulation with the OPUC reflecting an agreement that resolved all matters related to 2021 under this deferral and states that no refund is necessary for that year. The stipulation is subject to OPUC approval. Review and determination of potential refund for the periods related to 2020 and 2022 remain outstanding. The OPUC has significant discretion in making the final determination of the application of the earnings test for 2020, 2021, and 2022 and could result in additional refunds that would be recognized as a charge to earnings, which could be material.

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

Customers and Demand—The following tables present total energy deliveries and the average number of retail customers by customer type for the periods indicated:

	Three Months Ended September 30,		% Increase (Decrease) in Energy Deliveries	Nine Months Ended September 30,		% Increase (Decrease) in Energy Deliveries
	2022	2021		2022	2021
Energy deliveries (MWhs in thousands):
Retail:
Residential	1,940	1,872	4%	5,880	5,875	—%
Commercial	1,795	1,778	1%	4,981	4,943	1%
Industrial	1,100	960	15%	3,072	2,773	11%
Subtotal	4,835	4,610	5%	13,933	13,591	3%
Direct access:
Commercial	148	155	(5)%	412	453	(9)%
Industrial	471	467	1%	1,325	1,228	8%
Subtotal	619	622	—%	1,737	1,681	3%
Total retail energy deliveries	5,454	5,232	4%	15,670	15,272	3%
Wholesale energy deliveries	1,875	1,912	(2)%	4,807	4,416	9%
Total energy deliveries	7,329	7,144	3%	20,477	19,688	4%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Average number of retail customers:
Residential	810,341	88%	801,147	88%	808,632	88%	799,182	88%
Commercial	112,289	12	111,063	12	112,015	12	110,863	12
Industrial	192	—	190	—	192	—	191	—
Direct access	554	—	582	—	552	—	589	—
Total	923,376	100%	912,982	100%	921,391	100%	910,825	100%

Total retail energy deliveries for the nine months ended September 30, 2022 increased 3% compared with the nine months ended September 30, 2021, driven by strong demand from the industrial customer class.

The industrial class has experienced an increase in energy deliveries, due primarily to continued growth in the high-tech and digital services sectors. Residential usage continues to be elevated as remote and hybrid work schedules remain in place across the Company’s service area. The year-to-date impact of weather remains positive with warmer than normal temperatures experienced in the three month period ended September 30, 2022 compared to the same three months of 2021.

The following table indicates the number of heating and cooling degree-days for the three and nine months ended September 30, 2022 and 2021, along with the current 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2022	2021	Avg.	2022	2021	Avg.

First Quarter	1,761	1,805	1,846	—	—	—
Second Quarter	761	498	624	75	238	100
July	—	—	7	279	258	186
August	—	9	6	321	249	203
September	6	45	60	145	93	78
Third Quarter	6	54	73	745	600	467
Year-to-date	2,528	2,357	2,543	820	838	567
Increase/(decrease) from the 15-year average	(1)%	(7)%		45%	48%

After adjusting for the effects of weather, total retail energy deliveries for the nine months ended September 30, 2022 increased 2.2% compared to the same period of 2021. The increase reflects 10% higher industrial delivery volumes, commercial delivery volumes that remained steady, and 1% lower residential deliveries when compared to the prior year. Residential weather-adjusted deliveries saw average usage per customer 2.2% lower during the first nine months of 2022 compared with 2021, while the average number of residential customers was 1.2% greater during 2022 than 2021.

The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from ESSs. Had the cap limit been fully subscribed and utilized, 13% of PGE’s total retail energy deliveries for the first nine months of 2022 would have been to these customers.

In February 2020, PGE began offering service to customers under an OPUC created New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. With the adoption of the New Large Load Direct Access program, which is capped at 119 MWa, as much as 18% of the Company’s energy deliveries could have been supplied by ESSs to Direct Access customers. Actual deliveries to Direct Access customers of energy supplied by ESSs represented 11% of PGE’s total retail energy deliveries for the first nine months of 2022 and 2021.

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

The following table provides information regarding the performance of the Company’s generating resources for the nine months ended September 30, 2022 and 2021:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total retail load
	2022	2021	2022	2021	2022	2021
Generation:
Thermal:
Natural gas	88%	90%	75%	126%	38%	49%
Coal (3)	87	92	97	102	11	10
Wind (4)	79	84	81	110	10	13
Hydro	97	93	81	74	5	5

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

Energy received from PGE-owned and jointly-owned thermal plants during the nine months ended September 30, 2022 compared to 2021 decreased 16%. This decrease is primarily related to PGE’s natural gas-fired plants which were displaced by higher hydroelectric generation and purchases, and economic dispatch decisions in response to higher natural gas prices. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, increased 36% during the nine months ended September 30, 2022 compared to 2021 primarily due to increased runoff resulting from more favorable snowpack conditions. Energy purchased from mid-Columbia and other regional hydroelectric projects increased 44% while energy generated by the Company-owned facilities decreased 2% in the nine months ended September 30, 2022 largely as a result of PGE’s sale of 16.66% of its ownership interest in Pelton/Round Butte to the Confederated Tribes of the Warm Springs Reservation of Oregon (CTWS), effective January 1, 2022. PGE purchases 100% of the CTWS’s share of the project output. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 80 years of historical stream flow data. See “Purchased power and fuel” in the Results of Operations section in this Item 2, for further detail on regional hydro results.

Energy received from PGE-owned wind resources and under contracts decreased 20% during the nine months ended September 30, 2022 compared to 2021 primarily due to unplanned plant outages during the period. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

Under PGE’s PCAM, the Company may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the Company’s PCAM as calculated for regulatory purposes for the nine months ended September 30, 2022 and 2021, respectively:

•For the nine months ended September 30, 2022, actual NVPC was $2 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2022 is currently estimated to be below the baseline, and within the established deadband range. Pursuant to the PCAM and related earnings test, because PGE’s preliminary regulatory ROE is estimated to be below 10.5% there is no estimated refund to customers expected under the PCAM for 2022.

•For the nine months ended September 30, 2021, actual NVPC was $60 million above baseline NVPC. For the year ended December 31, 2021, actual NVPC was $62 million above baseline NVPC, which was outside the established deadband range. Pursuant to the PCAM, as PGE’s preliminary regulatory ROE was below 8.5% pursuant to the related earnings test, PGE deferred $30 million, which represents 90% of the excess variance expected to be collected from customers. On October 24, 2022, PGE and Parties submitted a stipulation with the OPUC that resolved all matters related to the 2021 PCAM, see “Power Costs” within “Regulatory Matters” in this Overview section of Item 2 for more information.

Results of Operations

The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2022	2021		2022	2021
Total revenues	$743	$642	16%	$1,960	$1,788	10%
Operating expenses:
Purchased power and fuel	337	259	30%	707	613	15%
Generation, transmission and distribution	83	80	4%	258	236	9%
Administrative and other	84	82	2%	257	247	4%
Depreciation and amortization	108	101	7%	310	305	2%
Taxes other than income taxes	39	37	5%	118	110	7%
Total operating expenses	651	559	16%	1,650	1,511	9%
Income from operations	92	83	11%	310	277	12%
Interest expense, net*	39	33	18%	115	100	15%
Other income:
Allowance for equity funds used during construction	4	4	—%	10	13	(23)%
Miscellaneous income, net	13	1	1200%	13	6	117%
Other income, net	17	5	240%	23	19	21%
Income before income tax expense	70	55	27%	218	196	11%
Income tax expense	12	5	140%	36	18	100%
Net income	$58	$50	16%	$182	$178	2%
* Includes an allowance for borrowed funds used during construction of $2 million and $3 million for the three months ended September 30, 2022 and 2021, and $5 million and $7 million for the nine months ended September 30, 2022 and 2021, respectively.

Net income for the three months ended September 30, 2022 increased $8 million over the three months ended September 30, 2021. Income from operations improved 11%, as Total revenues and Purchased power and fuel expenses both increased. Revenues were up as a result of several factors, including an increase in customer prices to cover anticipated higher net variable power costs as authorized by the OPUC in the AUT, and a 4% increase in total retail energy deliveries over the prior year quarter. Wholesale revenues also increased substantially, driven by considerably higher market prices in 2022. Total operating expenses increased compared to the prior year quarter, reflecting the higher Purchased power and fuel expense and an increase in Depreciation and amortization expense that resulted from the accelerated depreciation of Colstrip, as approved by the OPUC in the Company’s 2022 GRC and is offset in retail revenues. Other income increased primarily due to a buyout of a retiree medical benefit plan in the third quarter of 2022, resulting in a $11 million settlement gain. Income taxes increased due primarily to higher Income before income tax expense and lower tax credits.

Net income for the nine months ended September 30, 2022 was $4 million higher than the comparable period of 2021. Wholesale revenues were the largest contributor to higher revenues in 2022 as both volumes and prices have increased. Increases in Retail revenues were led by the increase in customer prices to cover anticipated higher net variable power costs, as authorized by the OPUC in the AUT, which were expected to be offset by higher power costs, and higher customer demand. Retail energy deliveries increased 3% as energy deliveries to Industrial cost-of -service customers increased 11% in the nine months ended September 30, 2022 compared to the same period of 2021. The impact of higher natural gas and electricity prices coupled with increased customer demand also drove Purchased power and fuel expense up. Retail revenues were impacted by a slightly lower average price mix in 2022 as a result of the increased demand in the industrial sector. Other increases in Operating expenses reflect the impact of the earnings tests outlined in OPUC Order 22-129, expenses related to service restoration costs, and continued vegetation management activities. Other income increased primarily due to a buyout of a retiree medical benefit plan in the third quarter of 2022, resulting in a $11 million settlement gain, partially offset by unfavorable market changes on the non-qualified benefit trust and lower AFUDC equity income on lower construction work-in-progress balances. Income taxes increased due primarily to higher Income before income tax expense and lower tax credits and a true up adjustment that reduced income tax expense in early 2021.

Total revenues consist of the following for the periods presented (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Retail:
Residential	$283	38%	$265	41%	$841	43%	$824	46%
Commercial	194	26	186	29	540	29	518	29
Industrial	74	10	65	10	216	11	187	10
Direct Access*	9	1	11	2	26	1	35	2
Subtotal	560	75	527	82	1,623	84	1,564	87
Alternative revenue programs, net of amortization	1	—	(12)	(2)	5	—	(23)	(1)
Other accrued revenues, net	6	1	1	—	6	—	12	1
Total retail revenues	567	76	516	80	1,634	84	1,553	87
Wholesale revenues	160	22	112	18	281	14	186	10
Other operating revenues	16	2	14	2	45	2	49	3
Total revenues	$743	100%	$642	100%	$1,960	100%	$1,788	100%

*Commercial revenues from Direct Access customers for the three and nine months ended September 30, 2022 were $3 million and $9 million, respectively. For the comparable three- and nine-month periods of 2021, revenues were $4 million and $13 million, respectively. Industrial revenues from Direct Access customers for the three and nine months ended September 30, 2022 were $6 million and $17 million, respectively. For the comparable three- and nine-month periods of 2021, revenues were $7 million and $22 million, respectively.

Total retail revenues—The following items contributed to the increase in Total retail revenues for the three and nine months ended September 30, 2022 compared to the same periods in 2021 as follows (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2021	$516	$1,553
Change as a result of the AUT, approved by the OPUC (partially offset in Purchased power and fuel)	15	51
Average price of energy deliveries due primarily to shift in mix among customer classes resulting from COVID-19 economic recovery and increased industrial demand	4	(11)
Higher retail energy deliveries driven by customer load growth	20	37
Alternative revenue programs related to the decoupling mechanism due primarily to prorated elimination of the mechanism in 2022 and anticipated refunds recorded in 2021 and	7	8
Recovery in Revenues of storm related expenses	5	(2)
Combination of various supplemental tariffs and adjustments	—	(2)
September 30, 2022	$567	$1,634
Change in Total retail revenues	$51	$81

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

For the three months ended September 30, 2022, Wholesale revenues increased $48 million, or 43%, from the three months ended September 30, 2021 as a $51 million increase from 43% higher average wholesale sales price was partially offset by a $2 million decrease due to a 2% decrease in sales volumes. Although prices were high in the three months ended September 30, 2021 due to weaker than average regional hydro production in 2021 and reduced regional capacity, prices have continued to increase during 2022 due to strong demand in part due to the unusually warm weather during the 2022 quarter, the impact on natural gas prices due to global energy issues, and ongoing capacity limitations in the region.

Wholesale revenues for the nine months ended September 30, 2022 increased $95 million from the nine months ended September 30, 2021, as the average wholesale sales price increased 51%, driving $79 million of the increase. The higher sales prices have resulted from several factors including the overall economic recovery and macroeconomic factors impacting the energy commodity markets, although were driven largely by higher natural gas prices. In addition, sales volumes were up 9%, which contributed another $16 million.

Other operating revenues increased $2 million for the three months ended September 30, 2022 compared with the same period in 2021 as market conditions allowed the Company to sell excess natural gas at a gain.

In the nine months ended September 30, 2022, Other operating revenues decreased $4 million compared to the same period of 2021. In the first nine months of 2021, market conditions allowed the Company to sell excess natural gas at gains that have exceeded those experienced during 2022.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the change in Purchased power and fuel for the three and nine months ended September 30, 2022 compared to the same period in 2021 (dollars in millions, except for average variable power cost per Megawatt hour (MWh)):

	Three Months Ended	Nine Months Ended
September 30, 2021	$259	$613
Decrease related to average variable power cost per MWh	(9)	(71)
Increase related to total system load	60	138
Increase related to PCAM deferral in the third quarter of 2021	27	27
September 30, 2022	337	707
Change in Purchased power and fuel	$78	$94

Average variable power cost per MWh:
September 30, 2021	$42.19	$34.09
September 30, 2022	$47.75	$36.01

Total system load (MWhs in thousands):
September 30, 2021	6,781	18,772
September 30, 2022	7,054	19,648

For the three months ended September 30, 2022, the $9 million decrease related to the change in average variable power cost per MWh was driven by a 2% increase in the average cost of purchased power and a 32% decrease in the average cost per MWh of the Company’s own generation. The average cost of PGE’s own generation decreased as PGE determined it was more economic to purchase power than use its own gas-fired plant sources. The $60 million increase related to total system load was driven by higher retail energy deliveries due to customer demand and warmer temperatures.

For the nine months ended September 30, 2022, the $71 million decrease related to the change in average variable power cost per MWh was driven by a 5% decrease in the average cost of purchased power and a 28% decrease on the average cost for the Company’s own generation. The $138 million increase related to total system load was primarily due to a 35% increase in deliveries of energy obtained from purchased power resulting from the economic displacement of gas facilities in 2022. This was offset by an 16% decrease in the Company’s own generation.

PGE’s sources of energy, total system load, and retail load requirement are as follows for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Sources of energy (MWhs in thousands):
Generation:
Thermal:
Natural gas	2,375	34%	2,785	41%	5,610	29%	7,074	38%
Coal	610	8	560	8	1,576	8	1,455	7
Total thermal	2,985	42	3,345	49	7,186	37	8,529	45
Hydro	196	3	197	3	762	4	778	4
Wind	502	7	646	10	1,410	7	1,843	10
Total generation	3,683	52	4,188	62	9,358	48	11,150	59
Purchased power:
Hydro	1,543	22	1,076	16	5,107	26	3,548	19
Wind	195	3	253	4	640	3	735	4
Solar	256	4	165	2	585	3	432	2
Natural Gas	25	—	53	1	27	—	57	—
Waste, Wood and Landfill Gas	43	1	44	1	122	1	127	1
Source not specified	1,309	18	1,002	14	3,809	19	2,723	15
Total purchased power	3,371	48	2,593	38	10,290	52	7,622	41
Total system load	7,054	100%	6,781	100%	19,648	100%	18,772	100%
Less: wholesale sales	(1,875)		(1,912)		(4,807)		(4,416)
Retail load requirement	5,179		4,869		14,841		14,356

Purchased power in the table above includes power received from qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sources of energy (MWhs in thousands):
PURPA purchased power:
Hydro	—	—	15	11
Wind	7	10	21	25
Solar	202	154	484	406
Waste, Wood and Landfill Gas	27	29	72	76
Total	236	193	592	518

The following table presents the actual April-to-September 2022 and 2021 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2022 Actual	2021 Actual
Columbia River at The Dalles, Oregon	107%	82%
Mid-Columbia River at Grand Coulee, Washington	110	89
Clackamas River at Estacada, Oregon	139	70
Deschutes River at Moody, Oregon	92	84
* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three and nine months ended September 30, 2022 increased and decreased, respectively compared to the same period in 2021 as follows (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2021	$147	$427
Purchased power and fuel expense	51	67
Wholesale revenues	(48)	(95)
PCAM deferral in the third quarter of 2021	$27	$27
September 30, 2022	$177	$426
Change in NVPC	$30	$(1)

For further information regarding NVPC in relation to the PCAM, see “Purchased power and fuel expense” and “Revenues” within this “Results of Operations” for more details.

For the three months ended September 30, 2022 and 2021, actual NVPC was $30 million and $53 million above baseline NVPC, respectively. For the nine months ended September 30, 2022 and 2021, actual NVPC was $2 million below and $60 million above baseline NVPC, respectively.

Based on forecast data, NVPC for the year ending December 31, 2022 is currently estimated to be below the baseline, and within the deadband. Pursuant to the PCAM’s earnings test, because PGE’s preliminary regulatory ROE is expected to be below 10.5%, there is no estimated refund to customers expected under the PCAM for 2022.

Generation, transmission and distribution increased as follows for the three and nine months ended September 30, 2022 compared to the same periods in 2021 (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2021	$80	$236
Release of previously deferred amounts pursuant to earnings test created in OPUC 2022 GRC Order	—	16
Higher service restoration and storm response costs, other than February 2021 wind and ice storm restoration expenses	5	11
Higher employee compensation and benefits expenses	—	5
Lower distribution vegetation management, inspection, and maintenance expenses	(4)	(1)
February 2021 wind and ice storm restoration expenses	—	(13)
Miscellaneous expenses	2	4
September 30, 2022	$83	$258
Change in Generation, transmission and distribution	$3	$22

Administrative and other increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 as follows (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2021	$82	$247
Higher facility maintenance, insurance, and licensing expenses	1	6
Regulatory program amortization	2	5
Lower professional service expenses	(1)	(1)
Lower employee compensation and benefits expenses	(3)	(1)
(Lower)/higher bad debt expense	2	(1)
Miscellaneous expenses	1	2
September 30, 2022	$84	$257
Change in Administrative and other	$2	$10

Depreciation and amortization expense increased $7 million for three months ended September 30, 2022 compared to the same period in 2021. The increase was driven by accelerated depreciation of the Colstrip facility as approved by the OPUC’s 2022 GRC Order and commenced in May 2022.
Depreciation and amortization expense increased $5 million for the nine months ended September 30, 2022, compared to the same period in 2021. The increase was driven by accelerated depreciation of the Colstrip facility and higher plant balances from capital additions, partially offset by regulatory amortizations.

Taxes other than income taxes expense increased $2 million and $8 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases for both the three and nine months ended were driven by higher franchise and property tax expenses.

Interest expense, net increased $6 million and $15 million in the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to higher lease-related interest expenses and higher long-term debt balances.

Other income, net increased $12 million and $4 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increases were driven by the execution of a buyout of the Non-represented Retiree Medical Plan in the third quarter of 2022, resulting in a $11 million settlement gain. See Note 3, Defined Benefit Retirement Plan Costs, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements,” for more information. The increase was partially offset by unfavorable market changes on the non-qualified benefit trust and lower AFUDC equity income on lower construction work-in-progress balances.

Income tax expense increased $7 million and $18 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021. The increase for the three months ended September 30, 2022 was driven by an increase in pre-tax income and lower tax credit generation. The increase for the nine months ended September 30, 2022 was driven by a cumulative catch-up adjustment recorded in the first quarter of 2021 to defer and recognize a regulatory asset for previously recorded deferred income tax expenses on a certain local flow-through tax, as well as higher pre-tax income. See Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements,” for more information.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents, beginning of period	$52	$257
Net cash provided by (used in):
Operating activities	574	582
Investing activities	(528)	(502)
Financing activities	(80)	(43)
Decrease (increase) in cash and cash equivalents	(34)	37
Cash and cash equivalents, end of period	$18	$294

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 (in millions):

Increase/ (Decrease)
Net income	$4
Other post retirement benefits settlement gain - non-cash	(11)
Margin deposits received from wholesale counterparties due to natural gas commodity prices	(58)
Margin deposits paid to wholesale counterparties due to natural gas commodity prices	(11)
Deferral of incremental storm costs in 2021	54
Accounts receivable and Unbilled revenue	(13)
Accounts payable	19
2020 Labor Day wildfire earnings test reserve non-cash adjustment to Net income	15
Decoupling mechanism deferrals, net of amortization	(28)
Other miscellaneous changes	21
Net change in cash flow from operations	$(8)

PGE estimates that non-cash charges for depreciation and amortization in 2022 will range from $410 million to $430 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $550 million to $600 million.

Cash Flows from Investing Activities—Net cash used in investing activities for the nine months ended September 30, 2022 increased $26 million when compared with the nine months ended September 30, 2021. Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities, which increased $55 million, offset by a $13 million decrease related to proceeds from the sale of property and a $18 million decrease in other costs of removal related to the 2021 winter storm restoration.

Excluding AFUDC, the Company plans to make capital expenditures of $750 million in 2022, which it expects to fund with cash to be generated from operations during 2022, as discussed above, and the issuance of short- and long-term debt securities. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—During the nine months ended September 30, 2022, net cash used in financing activities was primarily the result of payment of $117 million of dividends, repurchase of common stock of $18 million, borrowings on revolving credit facilities of $40 million, and proceeds from the Pelton/Round Butte financing arrangement of $25 million.

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2022 through 2026, excluding AFUDC (in millions).

	2022	2023	2024	2025	2026
Ongoing capital expenditures(1)	$735	$725	$725	$750	$775
Integrated Operations Center	15	10	—	—	—
Clearwater Wind project	—	415	—	—	—
Total capital expenditures(2)	$750	$1,150	$725	$750	$775
Long-term debt maturities	$—	$260	$80	$—	$—

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

For 2022, PGE expects to fund estimated capital requirements with cash from operations, which is expected to range from $550 million to $600 million, issuances of long-term debt securities of up to $460 million, and the issuance of short-term debt or commercial paper, as needed. The actual timing and amount of any such issuances of debt and commercial paper will be dependent upon the timing and amount of capital expenditures and debt payments.

Short-term Debt. Pursuant to an order issued by the FERC on January 20, 2022, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2024. The following table shows available liquidity as of September 30, 2022 (in millions):

	As of September 30, 2022
	Capacity	Outstanding	Available
Revolving credit facility (1)	$650	$—	$650
Letters of credit (2)	220	91	129
Total credit	$870	$91	$779
Cash and cash equivalents			18
Total liquidity			$797
(1)Scheduled to expire September 2027.
(2)PGE has three letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

In September 2022, PGE amended and restated its existing revolving credit facility. As of September 30, 2022, PGE had a $650 million revolving credit facility scheduled to expire in September 2027. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. In addition, the Credit Facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the remaining term of the applicable credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of September 30, 2022, PGE had $40 million of commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $650 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

Long-term Debt. As of September 30, 2022, PGE’s total long-term debt outstanding, net of $13 million of unamortized debt expense, was $3,286 million.

On October 21, 2022, PGE obtained a 366-day term loan from lenders in the aggregate principal of $260 million under a 366-Day Bridge Credit Agreement, which is attached as Exhibit 10.1 to this Form 10-Q and incorporated herein by reference. The term loan bears interest for the relevant interest period at the Term Secured Overnight Financing Rate (SOFR) plus Term SOFR Adjustment Rate of 10 basis points and Applicable Margin of 87.5 basis points. The interest rate is subject to adjustment pursuant to the terms of the loan. The loan is prepayable, in whole or in part, without penalty, at any time. The credit agreement expires on October 22, 2023, with any outstanding balance due and payable on such date. The term loan will be classified as long-term debt on PGE’s condensed consolidated balance sheet.

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 45.3% and 45.2% as of September 30, 2022 and December 31, 2021 respectively.

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

As of September 30, 2022, PGE had posted $38 million of collateral with these counterparties, consisting of $21 million in cash and $17 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of September 30, 2022, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $112 million, and decreases to $55 million by December 31, 2022. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $200 million and decreases to $143 million by December 31, 2022 and to $98 million by December 31, 2023.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The indenture securing PGE’s outstanding First Mortgage Bonds (FMBs) constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on September 30, 2022, under the most restrictive issuance test in the Indenture, the Company could have issued up to $696 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s revolving credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of September 30, 2022, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 54.8%.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, these disclosure controls and procedures were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

PGE did not repurchase any shares of its common stock during the three-month period ended September 30, 2022.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).
3.2	Eleventh Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 15, 2019).
10.1	366-Day Bridge Credit Agreement dated as of October 21, 2022 among Portland General Electric Company, the Lenders party thereto, and Barclays Bank, PLC, as Administrative Agent.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Quarterly Report on Form 10-Q filed October 25, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	October 24, 2022	By:	/s/ James A. Ajello
James A. Ajello
Senior Vice President Finance CFO, Treasurer & Corporate Compliance Officer
(duly authorized officer and principal financial officer)