Form 10-Q
period 2023-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2023-10-27
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

Number of shares of common stock outstanding as of October 20, 2023 is 101,123,903 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Revenues, net	$801	$742	$2,192	$1,955
Alternative revenue programs, net of amortization	1	1	6	5
Total revenues	802	743	2,198	1,960
Operating expenses:
Purchased power and fuel	386	337	910	707
Generation, transmission and distribution	85	83	279	258
Administrative and other	89	84	262	257
Depreciation and amortization	116	108	340	310
Taxes other than income taxes	41	39	124	118
Total operating expenses	717	651	1,915	1,650
Income from operations	85	92	283	310
Interest expense, net	42	39	127	115
Other income:
Allowance for equity funds used during construction	5	4	12	10
Miscellaneous income, net	5	13	22	13
Other income, net	10	17	34	23
Income before income tax expense	53	70	190	218
Income tax expense	6	12	30	36
Net income	47	58	160	182
Other comprehensive income	—	—	1	1
Net income and Comprehensive income	$47	$58	$161	$183

Weighted-average common shares outstanding (in thousands):
Basic	100,849	89,263	96,625	89,294
Diluted	101,103	89,447	96,830	89,448

Earnings per share:
Basic	$0.47	$0.65	$1.65	$2.04
Diluted	$0.46	$0.65	$1.65	$2.04

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$47	$165
Accounts receivable, net	364	398
Inventories	109	95
Regulatory assets—current	55	54
Other current assets	149	498
Total current assets	724	1,210
Electric utility plant, net	9,078	8,465
Regulatory assets—noncurrent	546	473
Nuclear decommissioning trust	34	39
Non-qualified benefit plan trust	33	38
Other noncurrent assets	188	234
Total assets	$10,603	$10,459

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	September 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$187	$457
Liabilities from price risk management activities—current	73	118
Current portion of long-term debt	—	260
Current portion of finance lease obligation	20	20
Accrued expenses and other current liabilities	356	641
Total current liabilities	636	1,496
Long-term debt, net of current portion	3,786	3,386
Regulatory liabilities—noncurrent	1,418	1,389
Deferred income taxes	445	439
Unfunded status of pension and postretirement plans	172	170
Liabilities from price risk management activities—noncurrent	120	75
Asset retirement obligations	261	257
Non-qualified benefit plan liabilities	78	83
Finance lease obligations, net of current portion	291	294
Other noncurrent liabilities	101	91
Total liabilities	7,308	7,680
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, no par value, 160,000,000 shares authorized; 101,123,903 and 89,283,353 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,744	1,249
Accumulated other comprehensive loss	(3)	(4)
Retained earnings	1,554	1,534
Total shareholders’ equity	3,295	2,779
Total liabilities and shareholders’ equity	$10,603	$10,459

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$160	$182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	340	310
Deferred income taxes	(3)	9
Pension and other postretirement benefits	4	7
Other post retirement benefits settlement gain	—	(11)
Allowance for equity funds used during construction	(12)	(10)
Decoupling mechanism deferrals, net of amortization	(6)	(5)
Regulatory assets	10	(44)
Regulatory liabilities	17	8
2020 Labor Day wildfire earnings test reserve	—	15
Other non-cash income and expenses, net	46	41
Changes in working capital:
Accounts receivable, net	23	(21)
Inventories	(14)	(14)
Margin deposits	87	(8)
Accounts payable and accrued liabilities	(181)	80
Margin deposits from wholesale counterparties	(133)	44
Other working capital items, net	20	24
Other, net	(27)	(33)
Net cash provided by operating activities	331	574

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from investing activities:
Capital expenditures	(931)	(541)
Sales of Nuclear decommissioning trust securities	1	3
Purchases of Nuclear decommissioning trust securities	(1)	(3)
Proceeds from sale of properties	2	13
Other, net	(3)	—
Net cash used in investing activities	(932)	(528)

Cash flows from financing activities:
Proceeds from issuance of common stock	$485	$—
Proceeds from issuance of long-term debt	400	—
Payments on long-term debt	(260)	—
Issuance of commercial paper, net	—	40
Proceeds from Pelton/Round Butte financing arrangement	—	25
Dividends paid	(131)	(117)
Repurchase of common stock	—	(18)
Other	(11)	(10)
Net cash provided by (used in) financing activities	483	(80)
Change in cash and cash equivalents	(118)	(34)
Cash and cash equivalents, beginning of period	165	52
Cash and cash equivalents, end of period	$47	$18

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$91	$81
Cash paid for income taxes	25	18
Non-cash investing and financing activities:
Assets obtained under leasing arrangements	—	29

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon (State). The Company operates as a cost-based, regulated electric utility with revenue requirements and customer prices determined based on the forecasted cost to serve retail customers and a reasonable rate of return as determined by the Public Utility Commission of Oregon (OPUC). The Company participates in the wholesale market under the regulation and authority of the Federal Energy Regulatory Commission (FERC) by purchasing and selling electricity and natural gas, as well as buying and selling transmission products and services, in an effort to provide reasonably-priced power for its retail customers. PGE also performs portfolio management and wholesale market sales services for third parties in the region. In addition, PGE offers wholesale electricity transmission service pursuant to its Open Access Transmission Tariff, which contains rates, terms, and conditions of service, as filed with, and approved by, the FERC. PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company’s corporate headquarters is located in Portland, Oregon and its approximately 4,000 square mile, State-approved service area, entirely within the State, encompasses 51 incorporated cities. As of September 30, 2023, PGE served 929,000 retail customers within a service area of 1.9 million residents.

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

The financial information included herein as of and for the three and nine months ended September 30, 2023 and 2022 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of a normal recurring nature, unless otherwise noted. The financial information as of December 31, 2022 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 16, 2023, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three and nine months ended September 30, 2023 and 2022.

Miscellaneous Income, Net

Miscellaneous income, net was comprised of $15 million and $6 million in interest income from regulatory assets for the nine months ended September 30, 2023 and 2022, respectively, $4 million realized and unrealized gains and $6 million losses on the non-qualified benefit plan trust assets, and $3 million and $13 million in other miscellaneous income, which included an $11 million settlement gain related to the buyout of the Non-represented Retiree Medical Plan in 2022. See Note 3, Balance Sheet Components, for further discussion of the settlement gain.

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

NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Retail:
Residential	$301	$283	$942	$841
Commercial	213	194	606	540
Industrial	89	74	258	216
Direct access customers	7	9	20	26
Subtotal	610	560	1,826	1,623
Alternative revenue programs, net of amortization	1	1	6	5
Other accrued revenues, net	1	6	(2)	6
Total retail revenues	612	567	1,830	1,634
Wholesale revenues*	173	160	323	281
Other operating revenues	17	16	45	45
Total revenues	$802	$743	$2,198	$1,960

* Wholesale revenues include $96 million and $67 million related to electricity commodity contract derivative settlements for the three months ended September 30, 2023 and 2022, respectively, and $152 million and $100 million for the nine months ended September 30, 2023 and 2022, respectively. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
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

Accounts Receivable, Net

Accounts receivable, net includes $110 million and $131 million of unbilled revenues as of September 30, 2023 and December 31, 2022, respectively. Accounts receivable, net includes an allowance for credit losses of $12 million as of both September 30, 2023 and December 31, 2022. The following summarizes activity in the allowance for credit losses (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Balance as of beginning of period	$13	$12
Increase in provision	2	6
Amounts written off	(4)	(10)
Recoveries	1	4
Balance as of end of period	$12	$12

Other Current Assets

Other current assets consist of the following (in millions):

	September 30, 2023	December 31, 2022
Prepaid expenses	$45	$69
Assets from price risk management activities	74	313
Margin deposits	30	116
Other current assets	$149	$498

Assets from price risk management activities and related unrealized gains as well as Margin deposits decreased during the nine months ended September 30, 2023 due to decreases in wholesale natural gas and electricity prices. For further information, see Note 5, Risk Management.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	September 30, 2023	December 31, 2022
Electric utility plant in-service	$13,045	$12,421
Construction work-in-progress	709	467
Total cost	13,754	12,888
Less: accumulated depreciation and amortization	(4,676)	(4,423)
Electric utility plant, net	$9,078	$8,465

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $541 million and $499 million as of September 30, 2023 and December 31, 2022, respectively. Amortization expense related to intangible assets was $16 million and $15 million for the three months ended September 30, 2023 and 2022, respectively, and $45 million and $44 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.
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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	September 30, 2023			December 31, 2022
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$—		$96	$—		$1
Pension and other postretirement plans	—		95	—		95
Debt issuance costs	—		20	—		21
Trojan decommissioning activities	—		137	—		133
February 2021 ice storm and damage	12		57	10		64
Power cost adjustment mechanism	16		3	14		14
2020 Labor Day wildfire	5		24	4		27
COVID-19	12		4	—		22
Wildfire mitigation	—		31	—		28
Other	10		79	26		68
Total regulatory assets	$55		$546	$54		$473
Regulatory liabilities:
Asset retirement removal costs	$—		$1,164	$—		$1,136
Deferred income taxes	—		183	—		194
Asset retirement obligations	—		10	—		7
Price risk management	1		—	195		—
Boardman Refund	3		3	—		—
Other	29		58	39		52
Total regulatory liabilities	$33	*	$1,418	$234	*	$1,389
* Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Wildfire Mitigation represents incremental costs and investments made by PGE under Oregon Senate Bill (SB) 762, which was passed in the 2021 legislative session with an effective date of July 19, 2021. SB 762 instructs public utilities to develop, implement, and execute a wildfire protection plan, in which reasonable costs can be recovered through prices to all customers. The outcome of PGE’s 2022 GRC provided an annual amount of $24 million to be collected in base rates for recovery of operating expenses related to wildfire mitigation efforts beginning May 9, 2022. As of September 30, 2023 and December 31, 2022, PGE’s deferred balance related to incremental wildfire mitigation operating expenses was $31 million and $28 million, respectively.

On July 1, 2022, PGE filed an application for reauthorization of OPUC Docket UM 2019 to defer incremental wildfire mitigation costs that exceed the amount granted in base rates. On May 10, 2023, in Order No. 23-173, the OPUC approved an automatic adjustment clause mechanism to recover wildfire mitigation costs (capital and expense). PGE and certain parties agreed to a stipulation, which was adopted by the OPUC on October 18, 2023, that allows PGE to begin amortizing $27 million comprised of $23 million related to the September 30, 2023 deferred operating expense balance of $31 million and $4 million for capital related revenue requirement. The $27 million will be amortized over a one-year period beginning October 20, 2023. PGE will recover the remaining deferred expense balance in future periods to be determined in a later proceeding.

Beginning January 1, 2024, and in conjunction with the Company’s current GRC proceeding, PGE will remove collections related to wildfire mitigation costs (for both capital and operating expense) from base prices and include

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
the forecasted costs within the automatic adjustment clause. Differences between actual and forecasted costs will be recorded as regulatory assets or liabilities within the automatic adjustment clause balancing account, which will not be subject to an earnings test.

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

As of September 30, 2023 and December 31, 2022, PGE’s deferred balance, net of amortization, was $16 million and $22 million, respectively, comprised primarily of bad debt expense in excess of what is currently considered and collected in customer prices. PGE filed a request for amortization of deferred amounts in December 2022, which reflected a $12 million adjustment primarily related to bad debt write-offs being lower than estimated. During a March 14, 2023 public meeting, Staff recommended the OPUC approve PGE's filing of Advice No. 22-45 associated with the recovery of the COVID-19 deferral. On March 21, 2023, Advice No. 22-45 was approved by the OPUC, allowing for amortization of deferred amounts over a two-year period, which began April 1, 2023.

Deferral of Boardman revenue requirement—In 2020, intervenors filed a deferral application with the OPUC that would have required PGE to defer and refund the revenue requirement associated with the Company’s Boardman coal-fired generating plant (Boardman) then included in customer prices as established in the Company’s 2019 GRC. The OPUC found that the deferral was warranted with amortization subject to an earnings test.

Subsequently, PGE and parties submitted stipulations to the OPUC reflecting agreements that resolved all matters related to this deferral and stated that PGE would refund $6.5 million to customers. On June 5, 2023, the OPUC issued Order 23-195, which approved the stipulations. The refund amount, plus interest, is being amortized into customer prices over a two-year period that began July 1, 2023.

Establishing the Boardman refund deferral resulted in an increase to regulatory liabilities with an offsetting charge to the condensed consolidated statements of income during 2023. As of September 30, 2023, the liability balance was $6 million.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2023	December 31, 2022
Accrued employee compensation and benefits	$74	$66
Accrued taxes payable	50	29
Accrued interest payable	47	31
Accrued dividends payable	50	42
Regulatory liabilities—current	33	234
Margin deposits from wholesale counterparties	7	140
Other	95	99
Total accrued expenses and other current liabilities	$356	$641

The current portion of Regulatory liabilities and Margin deposits from wholesale counterparties decreased during the nine months ended September 30, 2023 due to decreases in wholesale natural gas and electricity prices. For further information, see Note 5, Risk Management.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Credit Facilities

On August 18, 2023, PGE entered into an amendment of its existing revolving credit facility. As of September 30, 2023, PGE had a $750 million revolving credit facility scheduled to expire in September 2028. The Company has the ability to expand the revolving credit facility to $850 million, if needed, subject to the requirements of the agreement. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of September 30, 2023, PGE was in compliance with this covenant with a 54.3% debt-to-total capital ratio and had no outstanding balance on the revolving credit facility. As a result of the policy to backup commercial paper borrowings, the aggregate unused available credit capacity under the credit facility was $750 million. In addition, the credit facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. The Company believes these potential adjustments will have an immaterial impact on PGE’s results of operations.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility in order to allow for coverage of any potential need to repay commercial paper that may be outstanding at the time. As of September 30, 2023, PGE had no commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has three letter of credit facilities that provide a total capacity of $220 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $92 million were outstanding as of September 30, 2023. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

Pursuant to an order issued by the FERC, the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2024.

Long-term Debt

On August 29, 2023, PGE entered into a Bond Purchase Agreement related to the sale of $500 million in First Mortgage Bonds (FMBs), the bonds consist of:
•a series, due in 2030, in the amount of $50 million that bear interest at an annual rate of 5.44%;
•a series, due in 2033, in the amount of $150 million that bear interest at an annual rate of 5.48%;
•a series, due in 2038, in the amount of $100 million that bear interest at an annual rate of 5.68%;
•a series due in 2053, in the amount of $100 million that bear interest at an annual rate of 5.78%; and
•a series due in 2059, in the amount of $100 million that bear interest at an annual rate of 5.83%.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
As of September 30, 2023, the 2030, 2033, and 2038 series, totaling $300 million, were issued and funded in full. The 2053 and 2059 series, totaling $200 million, are expected to be funded in November 2023.

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

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$3	$4	$9	$12
Interest cost*	9	7	27	21
Expected return on plan assets*	(11)	(12)	(33)	(36)
Amortization of net actuarial loss*	—	4	—	12
Net periodic benefit cost	$1	$3	$3	$9

* The net expense portion of non-service cost components are included in Miscellaneous income, net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

PGE sponsors a health and welfare plan, under which it offers medical and life insurance benefits, as well as health reimbursement arrangements. Retirees who participate in the Company’s postretirement health insurance plans are eligible for a Defined Dollar Medical Benefit, which limits PGE’s obligation pursuant to the postretirement health plan by establishing a maximum benefit per employee with employees responsible for the additional cost. In the third quarter of 2022, PGE executed a buyout of the Non-represented Retiree Medical Plan, resulting in an $11 million settlement gain, which has been recorded in Miscellaneous income, net on the condensed consolidated statement of income and comprehensive income.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE estimated the fair value of financial asset and liability instruments as of September 30, 2023 and December 31, 2022, and classified these financial instruments based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
The Company’s financial assets and liabilities whose values were recognized at fair value in the Company’s condensed consolidated balance sheets are as follows by level within the fair value hierarchy (in millions):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$—	$—	$—	$—	$—
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	8	9	—	—	17
Corporate credit	—	8	—	—	8
Money market funds	—	—	—	9	9
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	3	—	—	—	3
Money market funds	1	—	—	—	1
Equity securities	—	—	—	—	—
Price risk management activities: (1) (4)
Electricity	—	18	13	—	31
Natural gas	—	64	3	—	67
	$12	$99	$16	$9	$136
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$10	$112	$—	$122
Natural gas	—	50	21	—	71
	$—	$60	$133	$—	$193

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of September 30, 2023
Electricity physical forwards	$12	$111	Discounted cash flow	Electricity forward price (per MWh)	$33.00	$149.00	$83.49
Natural gas financial swaps	3	21	Discounted cash flow	Natural gas forward price (per Decatherm)	2.37	11.43	3.60
Electricity financial futures	1	1	Discounted cash flow	Electricity forward price (per MWh)	52.00	120.00	91.88
	$16	$133
As of December 31, 2022
Electricity physical forwards	$52	$93	Discounted cash flow	Electricity forward price (per MWh)	$35.00	$270.00	$101.27
Natural gas financial swaps	6	8	Discounted cash flow	Natural gas forward price (per Decatherm)	2.71	24.71	4.42
Electricity financial futures	11	—	Discounted cash flow	Electricity forward price (per MWh)	54.17	143.70	104.21
	$69	$101

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance as of the beginning of the period	$138	$35	$32	$85
Net realized and unrealized losses/(gains)*	(21)	—	78	(56)
Transfers from Level 3 to Level 2	—	(5)	7	1
Balance as of the end of the period	$117	$30	$117	$30
* Both realized and unrealized losses/(gains), of which the unrealized portions are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Revenues, net or Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income. Includes $5 million and $2 million in net realized losses for the three months ended September 30, 2023 and 2022, respectively. For the nine-month periods ended September 30, 2023 and 2022, includes $8 million in net realized losses and $1 million in net realized gains, respectively.

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

As of September 30, 2023, the carrying amount of PGE’s long-term debt was $3,786 million, net of $13 million of unamortized debt expense, and its estimated aggregate fair value was $3,212 million. As of December 31, 2022, the carrying amount of PGE’s long-term debt was $3,646 million, net of $13 million of unamortized debt expense, and its estimated aggregate fair value was $2,984 million.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	September 30, 2023	December 31, 2022
Current assets:
Commodity contracts:
Electricity	$22	$112
Natural gas	52	201
Total current derivative assets (1)	74	313
Noncurrent assets:
Commodity contracts:
Electricity	9	44
Natural gas	15	30
Total noncurrent derivative assets (1)	24	74
Total derivative assets (2)	$98	$387
Current liabilities:
Commodity contracts:
Electricity	$31	$93
Natural gas	42	25
Total current derivative liabilities	73	118
Noncurrent liabilities:
Commodity contracts:
Electricity	91	53
Natural gas	29	22
Total noncurrent derivative liabilities	120	75
Total derivative liabilities (2)	$193	$193
(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.
(2) As of September 30, 2023 and December 31, 2022, no derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	September 30, 2023		December 31, 2022
Commodity contracts:
Electricity	4	MWhs	6	MWhs
Natural gas	209	Decatherms	211	Decatherms
Foreign currency	$11	Canadian	$10	Canadian
PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of September 30, 2023, gross amounts included as Price risk management liabilities subject to master netting agreements were $9 million, comprised of $7 million for natural gas and $2 million for

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
electricity, for which PGE has posted no collateral. As of December 31, 2022, gross amounts included as Price risk management liabilities subject to master netting agreements were $5 million, entirely for natural gas, for which PGE has posted no collateral.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Revenues, net or Purchased power and fuel, as applicable, in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commodity contracts:
Electricity	$(85)	$(12)	$(32)	$(66)
Natural Gas	(33)	(42)	164	(280)
Foreign currency exchange	—	—	—	1

Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended September 30, 2023 and 2022, net gains of $74 million and net losses of $45 million, respectively, have been offset. Net losses of $289 million and net gains of $138 million have been offset for the nine-month periods ended September 30, 2023 and 2022, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss/(gain) recorded as of September 30, 2023 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2023	2024	2025	2026	2027	Thereafter	Total
Commodity contracts:
Electricity	$(2)	$15	$16	$(2)	$(1)	$65	$91
Natural gas	(21)	9	5	11	—	—	4
Net unrealized loss/(gain)	$(23)	$24	$21	$9	$(1)	$65	$95

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2023 was $183 million, for which PGE has posted $42 million in collateral, consisting of $24 million of letters of credit and $18 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered at September 30, 2023, the cash requirement to either post as collateral or settle the instruments immediately would have been $113 million. As of September 30, 2023, PGE had $8 million cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
As of September 30, 2023, PGE held from counterparties $20 million in collateral, consisting of $13 million of letters of credit and $7 million of cash. Decreases in margin deposits received from wholesale counterparties is primarily due to the decrease in PGE’s natural gas derivative asset positions from December 31, 2022. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

For the three and nine months ended September 30, 2023, unvested performance-based restricted stock units and related dividend equivalent rights of 427 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 315 thousand shares excluded for the three and nine months ended September 30, 2022.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted-average common shares outstanding—basic	100,849	89,263	96,625	89,294
Dilutive effect of potential common shares	254	184	205	154
Weighted-average common shares outstanding—diluted	101,103	89,447	96,830	89,448

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three- and nine-month periods ended September 30, 2023 and 2022 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2022	89,283,353	$1,249	$(4)	$1,534	$2,779
Issuances of shares pursuant to equity-based plans	159,603	—	—	—	—
Issuances of shares pursuant to equity forward sales agreement	7,178,016	300	—	—	300
Stock-based compensation		(1)	—	—	(1)
Dividends declared ($0.4525 per share)	—	—	—	(40)	(40)
Net income	—	—	—	74	74
Balances as of March 31, 2023	96,620,972	$1,548	$(4)	$1,568	$3,112
Issuances of shares pursuant to equity-based plans	30,245	1	—	—	1
Issuances of shares pursuant to equity forward sales agreement	2,212,610	92	—	—	92
Stock-based compensation	—	6	—	—	6
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.4750 per share)	—	—	—	(51)	(51)
Net income	—	—	—	39	39
Balances as of June 30, 2023	98,863,827	$1,647	$(3)	$1,556	$3,200
Issuances of shares pursuant to equity-based plans	35,702	—	—	—	—
Issuances of shares pursuant to equity forward sales agreement	2,224,374	93	—	—	93
Stock-based compensation	—	4	—	—	4
Dividends declared ($0.4750 per share)	—	—	—	(49)	(49)
Net income	—	—	—	47	47
Balances as of September 30, 2023	101,123,903	$1,744	$(3)	$1,554	$3,295

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2021	89,410,612	$1,241	$(10)	$1,476	$2,707
Issuances of shares pursuant to equity-based plans	163,291	—	—	—	—
Repurchase of common stock	(350,000)	(5)	—	(13)	(18)
Dividends declared ($0.4300 per share)	—	—	—	(40)	(40)
Net income	—	—	—	60	60
Balances as of March 31, 2022	89,223,903	$1,236	$(10)	$1,483	$2,709
Issuances of shares pursuant to equity-based plans	18,769	1	—	—	1
Stock-based compensation	—	4	—	—	4
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.4525 per share)	—	—	—	(41)	(41)
Net income	—	—	—	64	64
Balances as of June 30, 2022	89,242,672	$1,241	$(9)	$1,506	$2,738
Issuances of shares pursuant to equity-based plans	27,989	—	—	—	—
Stock-based compensation	—	4	—	—	4
Dividends declared ($0.4525 per share)	—	—	—	(40)	(40)
Net income	—	—	—	58	58
Balances as of September 30, 2022	89,270,661	$1,245	$(9)	$1,524	$2,760

At the Market Offering Program—On April 28, 2023, PGE entered into an equity distribution agreement under which it could sell up to $300 million of its common stock through at the market offering programs. As of September 30, 2023, pursuant to the terms of the equity distribution agreement, PGE entered into separate forward sale agreements with forward counterparties and under such agreements, the Company could have physically settled by delivering 1,237,033 shares to the counterparties in exchange for cash of $58 million. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

Equity Forward Sale Agreement—In 2022, PGE entered into an EFSA in connection with a public offering of 10,100,000 shares of its common stock. In March 2023, the Company issued 7,178,016 shares pursuant to the EFSA and received net proceeds of $300 million. In June 2023, the Company issued 2,212,610 shares pursuant to the EFSA and received net proceeds of $92 million. On July 12, 2023, the Company issued 2,224,374 shares pursuant to the EFSA, settling the equity forward transaction, and received net proceeds of $92 million.

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

Prior to settlement, the potentially issuable shares pursuant to the EFSA were reflected in PGE’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PGE’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the EFSA less the number of shares that could be purchased by PGE in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of PGE’s stock during the reporting period is higher than the average forward sale price during the reporting period. No such dilution occurred for the three and nine months ended September 30, 2023. For additional information concerning the Company’s diluted earnings per share, see Note 6, Earnings Per Share.

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

Arbitration—In March 2021, co-owner NorthWestern Corporation (NorthWestern) initiated arbitration against all other co-owners of Colstrip to determine whether co-owners representing 55% or more of the ownership shares can vote to close one or both units of Colstrip, or, alternatively, whether unanimous consent is required. The O&O Agreement among the parties states that any dispute shall be submitted for resolution to a single arbitrator with

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
appropriate expertise. The arbitration has been stayed through January 12, 2024, by agreement of the parties. PGE cannot predict the ultimate outcome of the arbitration process.

Petition to compel arbitration—In April 2021, co-owners Avista Corporation, Puget Sound Energy Inc., PacifiCorp, and PGE (the Petitioners) petitioned in Spokane County Superior Court, Washington, Case No. 21201000-32, against NorthWestern and Talen to compel the arbitration initiated by NorthWestern that is described above. In May 2021, Talen removed the case to Federal Court (Eastern District of Washington Case No. 2:21-cv-00163-RMP). Following a hearing in July 2021, Talen’s motion to transfer the case to the U.S. District Court for the District of Montana was granted. On August 10, 2023, the court dismissed the matter with prejudice pursuant to the parties’ stipulation.

Complaint to implement Montana Senate Bill 265 (MSB 265)—On May 4, 2021, Talen filed a complaint against the Petitioners and NorthWestern, in the Thirteenth Judicial District Court in the State of Montana, as an attempt to implement Montana laws when determining the language of the O&O Agreement based on the recent enactment of MSB 265. The case was subsequently removed to the U.S. District Court - Montana, Billings Division, Case No. 1:21-cv-00058-SPW-TJC. On August 10, 2023, the court dismissed the matter with prejudice pursuant to the parties’ stipulation.

Richard Burnett; Colstrip Properties Inc., et al v. Talen Montana, LLC; PGE, et al.—In December 2020, the original claim was filed in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. The plaintiffs allege they have suffered adverse effects from the defendants’ coal dust. In August 2021, the claim was amended to add PGE as a defendant. Plaintiffs are seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties, as determined by the Court. This matter was stayed for a time as a result of the bankruptcy filing of Talen’s parent company, but litigation has resumed and the parties are working through discovery issues. The Court has entered a procedural schedule that leads to a trial, which would begin November 6, 2024.The Company is unable to predict outcome of this matter.

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

Regulatory Matters

Faraday—On February 15, 2023, PGE filed with the OPUC a General Rate Case based on a 2024 test year (2024 GRC) requesting an increase that included recovery of $188 million in capital costs associated with the Faraday Resiliency and Repowering Project. The upgrade project was placed into service January 31, 2023. Certain parties to the 2024 GRC proceeding challenged the prudence of aspects of PGE’s investment in the Faraday project and recommended rate base reductions and disallowances.

On August 21, 2023, PGE and certain stakeholder groups reached an agreement and filed a stipulation with the OPUC that resolves certain issues related to rate base additions in PGE's 2024 GRC. Capital-related items that were collectively settled include the Faraday Resiliency and Repowering Project, Transportation Electrification investments, Transmission and Distribution investments, and various other rate base associated items. Adjustments in the settlement are not attributable to any individual capital project. Parties agree that the collective settlement is inclusive of resolution of all issues concerning recovery of costs for the project to repower the original 1907

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Faraday hydro facility. Although the stipulation is pending approval from the OPUC, which has significant discretion in making the final determination of the GRC that may result in the disallowance of certain costs for recovery in customer prices, PGE believes the probability of a disallowance related to Faraday is remote based on the settlements reached with parties.

Costs directly disallowed for recovery in customer prices, if any, would be charged to expense at the time such disallowance becomes probable and reasonably estimable. Regulatory review of the 2024 GRC (OPUC Docket UE 416) will continue, with a final order expected to be issued later this year, for new customer prices effective January 1, 2024.

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

NOTE 9: GUARANTEES

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of September 30, 2023, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes tax credits, regulatory flow-through adjustments, and other items, applied to the Company’s year-to-date, pre-tax income. The significant differences between the Federal statutory tax rate and PGE’s effective tax rate are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Federal tax credits*	(14.2)	(9.2)	(11.1)	(9.7)
State and local taxes, net of federal tax benefit	5.8	8.0	7.9	8.7
Flow-through depreciation and cost basis differences	(0.7)	1.6	0.1	0.9
Amortization of excess deferred income tax	(4.4)	(4.2)	(3.9)	(4.3)
Other	3.8	(0.1)	1.8	(0.1)
Effective tax rate	11.3%	17.1%	15.8%	16.5%

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

Carryforwards

Federal tax credit carryforwards as of September 30, 2023 and December 31, 2022 were $91 million and $102 million, respectively. These credits primarily consist of PTCs, which will expire at various dates through 2043. PGE believes that it is more likely than not that its deferred income tax assets as of September 30, 2023 will be realized; accordingly, no valuation allowance has been recorded. As of September 30, 2023, and December 31, 2022, PGE had no material unrecognized tax benefits.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 (IRA) was signed into law on August 16, 2022. There was no immediate impact of the IRA to PGE’s results of operations for the three and nine months ended September 30, 2023. PGE is closely monitoring guidance from the IRS regarding the enhanced energy credits available under the IRA. PGE expects to be able to generate and utilize increased energy credits in future periods, and continues to hold that it is more likely than not that the deferred income tax assets will be realized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this report includes statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to expectations, beliefs, plans, assumptions, and objectives concerning future results of operations, business prospects, loads, outcome of litigation and regulatory proceedings, capital expenditures, market conditions, events or performance, and other matters. Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will likely result,” “will continue,” “should,” “based on,” “conditioned upon,” “considers,” “could,” “expected,” “forecast,” “goals,” “needs,” “promises,” “subject to,” “targets,” or similar expressions are intended to identify such forward-looking statements.

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
•PGE’s ability to effectively implement a public safety power shutoff (PSPS) and de-energize its system in the event of heightened wildfire risk or implement effective system hardening programs, the inability of which could lead to potential liability if energized systems are involved in wildfires that cause harm, as well as the risk that damages from wildfires may not be recoverable through rates or insurance, resulting in impact to the financial condition or reputation of the Company;
•operational factors affecting PGE’s power generating facilities and battery storage facilities, including forced outages, fires, unscheduled delays, hydro and wind conditions, and disruption of fuel supply, any of which may cause the Company to incur repair costs or purchase replacement power at increased costs;
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
•changes in residential, commercial, or industrial customer growth, or demographic patterns, including changes in load resulting in future transmission constraints, in PGE’s service territory;
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

Empowering customers and communities—PGE’s customers have a desire for purchasing clean energy, as over 233 thousand residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100 percent clean and renewable electricity by 2035 and 100 percent economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area have similar goals and continue to consider similar goals for the future.

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

As of September 30, 2023, the Green Future Impact Program has an approved capacity of 750 Megawatts (MW) nameplate. Through this voluntary program, the Company seeks to support the customers’ clean energy acceleration, achieve PGE sustainability goals, mitigate cost and manage risk, and reliably integrate power.

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

Severe weather—In recent years, PGE’s territory has experienced unprecedented heat, historic ice and snowstorms, and wildfires. August 2023 experienced a record-breaking heat wave with temperatures in the region reaching all-time recorded highs for the month. This resulted in a peak load demand of 4,498 MW, beating the Company’s previous all-time peak load demand, and surpassing the prior summer peak load by nearly 6%. The increase and severity of extreme weather events highlights the importance of combating the effects of climate change through decarbonizing the power supply and investing in a more reliable and resilient grid.

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

Pursuant to the 2021 All-Source RFP process, PGE has entered into agreements to acquire the following:
•Clearwater Wind Development—PGE and NextEra Energy Resources, LLC, a subsidiary of NextEra Energy, Inc. entered into agreements to construct a 311 MW wind energy facility, which will be part of the larger Clearwater Wind development in Eastern Montana. PGE will own 208 MW of production capacity of the 311 MW in these agreements, with an initial expected investment of approximately $415 million, excluding an allowance for funds used during construction (AFUDC). Subsidiaries of NextEra Energy Resources, LLC will own the remaining 103 MW of production capacity and will sell their portion of the output to PGE under a 30-year PPA. Subsidiaries of NextEra Energy Resources, LLC will design, build, and operate the facility. The project has an estimated commercial operation date of December 31, 2023. As of September 30, 2023, the Company has recorded $107 million, including the AFUDC, in construction work-in-progress (CWIP) related to Clearwater.
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
•Constable BESS (formerly Evergreen)—PGE entered into an agreement to construct a 75 MW BESS in Hillsboro, Oregon. PGE will own the resource, with an investment of approximately $150 million, excluding AFUDC. The project has an estimated commercial operation date of December 31, 2024.

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

In February 2022, NewSun Energy LLC (NewSun) filed a petition for judicial review in the Marion County Circuit Court against the OPUC challenging the scoring methodology in the 2021 All-Source RFP. PGE joined in the case as an intervenor. NewSun also filed a motion to stay the 2021 All-Source RFP process, which the Court subsequently denied. The OPUC filed a motion to dismiss the case and PGE joined the OPUC’s motion to dismiss. NewSun opposed the motion. In May 2022, the Court granted the motion to dismiss to which NewSun responded in June 2022 by filing a notice of appeal with the Court of Appeals of the State of Oregon. After receiving multiple extensions, NewSun filed its opening brief in the appeal in February 2023 and PGE filed a response brief on June 1, 2023. On August 1, 2023, PGE filed a notice asking the Court to dismiss the case. That motion remains pending. PGE cannot predict the outcome of the proceedings or potential impact, if any.

On October 28, 2022, NewSun filed a petition in Deschutes County Circuit Court seeking review of the OPUC order acknowledging, with conditions, PGE’s 2021 All-Source RFP shortlist. PGE intervened in this case and, on March 16, 2023, filed a motion to dismiss. On September 7, 2023, the judge granted PGE’s motion to dismiss.

2023 All-Source RFP

PGE filed notice with the OPUC on January 31, 2023 that an RFP in 2023 is needed to procure resources to meet a forecasted 2026 capacity shortfall and to make continued progress toward HB 2021’s decarbonization targets. These actions are consistent with the 2023 IRP Action Plan and CEP. The filing includes PGE’s request for a partial waiver of the OPUC’s competitive bidding rules, which was approved by the OPUC on April 18, 2023, and outlines PGE’s recommended timeline for obtaining necessary regulatory approvals. PGE expects to seek and receive regulatory approvals and to issue the RFP to the market in the fourth quarter of 2023. PGE desires to select a final shortlist and submit a request for acknowledgment to the OPUC simultaneously with potential Commission acknowledgment of an energy or capacity need within the IRP/CEP, which is currently projected to be in the first half of 2024. PGE filed the draft 2023 All-Source RFP with the OPUC on May 19, 2023.

Building a resilient grid—To serve communities with clean energy, PGE’s grid of the future will need to be smart and adaptive. Highlights of PGE’s key investments and plans for building a resilient grid include:
•Wildfire Mitigation—PGE’s Wildfire Mitigation & Resiliency organization plans and implements the Wildfire Mitigation Program, developing and coordinating activities across the company and with state-wide stakeholders. PGE strives to improve regional safety by reducing the risk that PGE’s electric utility infrastructure could cause a wildfire, while limiting the impacts of PSPS events and other mitigation activities on customers and increasing the resiliency of PGE assets to wildfire damage. As of September 30, 2023, PGE completed approximately $26 million in capital projects related to wildfire mitigation and resiliency and utility asset management in the current year, consistent with the 2023 Wildfire Mitigation Plan.
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

On August 25, 2023, PGE filed with the OPUC its final 2023 TE plan, which represents a continuation of the approach and programmatic efforts found within PGE’s 2019 TE plan while also outlining the Company’s current strategy to integrate TE into utility business in order to plan, serve and manage EV load. In the 2023-2025 period covered by the 2023 TE Plan, capital expenditures are expected to be approximately $25 million, pending regulatory approval. The final 2023 TE plan was accepted by the OPUC on October 17, 2023.

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

As of September 30, 2023, PGE has submitted ten full federal grant applications and has been awarded three grants totaling $7.5 million. PGE cannot predict the ultimate timing and success of securing funding from federal programs.

In October 2023, PGE and its partners were awarded the following:
•U.S. Department of Energy (DOE) Regional Clean Hydrogen Hub—The U.S DOE selected the Pacific Northwest Hydrogen Association’s PNWH2 Hub for award negotiations as one of the Regional Clean Hydrogen Hubs following a competitive nationwide process. PGE and partner organizations’ project concept proposed as part of the PNWH2 Hub would utilize the site of the former Boardman Coal Plant, which was demolished in 2022, to locate a potential new facility to produce green hydrogen to generate clean electricity. DOE and the Pacific Northwest Hydrogen Association will negotiate the final funding and scope for the hub beginning this fall as part of a multi-year process.
•U.S. DOE Bethel-Round Butte Transmission Line Upgrade—The U.S. DOE selected the Confederated Tribes of Warm Springs (CTWS), in partnership with PGE, for a $250 million grant to upgrade the existing 230 kV Bethel-Round Butte Transmission line to 500 kV. The project will accelerate the development of transmission capacity, enabling new carbon-free generation in Central and Eastern Oregon to reach customer demand loads in Western Oregon. The added capacity and associated upgrades will also increase resiliency of the transmission system as well as resiliency of the CTWS Tribal communities by increasing resources available to the Tribes to support adaptation and response strategies.
•U.S. DOE Smart Grid Chip—The U.S. DOE selected a PGE led consortium for a $50 million grant for the Smart Grid Chip project. The project will enable real-time information at each meter to improve the visibility of the electrical system to grid operators, providing detection of potential operational problems and shorten outage times, ultimately helping to anticipate and mitigate the impacts of extreme weather on grid resiliency.

PGE is in the process of assessing the impacts of these federal grants on the Company’s results of operations.

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

The Company does not expect the excise tax on stock repurchases and the new corporate alternative minimum tax to have an impact on the Company’s results of operations. PGE will closely monitor guidance from the IRS regarding the enhanced energy credits available under the IRA. Compared to previous resource planning processes, the Company believes the new tax incentives will provide additional investment opportunities for PGE and result in lower customer prices. Increased capital expenditures in such investment opportunities would likely result in additional financing needs through debt and equity instruments.

On June 14, 2023, the United States Treasury and the Internal Revenue Service released extensive rules addressing credit transfer eligibility and application, including but not limited to, required registration, filing, and documentation for transferors and transferees to elect and claim a credit transfer. PGE believes it has qualified credits that can be transferred and intends to monetize them in line with options available under the IRA. However, PGE cannot currently estimate the impact it may have to 2023 and future periods.

On August 21, 2023, PGE and certain stakeholder groups reached an agreement and filed a stipulation with the OPUC that resolves certain issues in PGE's general rate case, including treatment of PTC sales. The 2023 PTCs currently included in PGE’s rate base as a deferred tax asset (DTA) will be removed and parties agreed to support or not oppose a property sales application filed by PGE to sell the 2023 PTCs for no less than 90% of the PTC value, which would allow the Company to defer the cost of discounts on sales of PTCs as a regulatory asset. For more information regarding the settlement, see “General Rate Case” in the “Regulatory Matters” section of this Overview.

HB 3143—In June 2023, the Oregon Legislature passed HB 3143, which was signed by the Governor on August 1, 2023. HB 3143 allows the OPUC to authorize the State’s investor-owned utilities, including PGE, to issue bonds and securitize debt for expenses associated with declared emergency events. The bill enables PGE, after a public process and rigorous review and approval by the OPUC, to issue the highest-rated, lowest-interest bonds to pay for the unexpected costs of declared emergencies.

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

Utilizing the methodology per the ODEQ’s Greenhouse Gas Reporting Protocol for investor-owned utilities, PGE’s preliminary percentage of 2023 retail load served by non-emitting resources is 37 percent as of September 30, 2023.

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

General Rate Case—On February 15, 2023, PGE filed with the OPUC a GRC based on a 2024 test year (2024 GRC) requesting an annual revenue requirement increase of $340 million. The Company’s 2024 GRC filing sought recovery of capital investments made across the business to meet growing demand, improve reliability, resiliency, and capability to deliver safe, reliable, clean electricity to customers. A significant portion of the Company’s capital investments is related to continued improvement in the transmission and distribution system to meet evolving customer expectations and growing demand while also replacing aging infrastructure. PGE requested recovery of operations and maintenance expenses critical for preserving the ability to deliver safe, reliable, affordable power amid a period of record inflation.

The Company also proposed key changes to its power cost adjustment mechanism (PCAM) and modifications to the Annual Power Cost Update Tariff (AUT) to better address highly dynamic and volatile power market uncertainties and evolving regional fundamental drivers.

The proposed net increase in annual revenue requirement in the 2024 GRC was based upon a:
•capital structure of 50% debt and 50% equity;
•return on equity of 9.8%;
•cost of capital of 7.06%, which reflected updates for actual and forecasted debt costs; and
•rate base of $6.3 billion.

On August 21, 2023, PGE and certain stakeholder groups reached an agreement and filed a stipulation with the OPUC that resolves certain issues in PGE's general rate case, including:
•rate base reduction from the amount requested of $27.5 million and a revenue requirement reduction of another $4.25 million annually until January 1, 2040; and
•treatment of Production Tax Credit (PTC) sales.

On October 6, 2023, the Company and certain stakeholder groups reached a settlement that resolves remaining issues in PGE's general rate case not yet addressed in any prior stipulation. Terms of the agreement and the resulting stipulation were submitted to the OPUC in Docket UE 416.

As agreed among the various stipulations in the 2024 GRC, the overall settlement calls for a:
•capital structure of 50% debt and 50% equity;
•return on equity of 9.5%;

•cost of capital of 6.993%, which reflects updates for actual and forecasted debt costs; and
•rate base of $6.2 billion.

After adjusting for the effects of settled items, PGE's adjusted annual revenue requirement increase is $391 million, which consists of the following changes (in millions):

As filed (includes $109 million related to Net Variable Power Cost (NVPC))		$340
NVPC Updates(1)		74
Base Business Revenue Requirement Updates:
Load Forecast Update	18
Unspecified Rate Base items(2)	(9)
Unspecified Operations & Maintenance (O&M) items(3)	(17)
Cost of debt settlement to reflect actual financing costs	5
Return on Equity	(13)
Production Tax Credits (PTCs) DTA(4)	(3)
Other miscellaneous	(4)
Subtotal		(23)
As updated (includes $183 million related to NVPC)		$391
(1) Final customer rate impacts cannot be assessed absent the mid-November NVPC update coupled with the OPUC's final order. Certain amounts included in this line item are subject to change based on execution of final contracts with counterparties.
(2) Items settled include Faraday Resiliency and Repowering Project, Transportation Electrification investments, Transmission and Distribution investments, fuel stock, and various other rate base associated items. Such adjustments are not attributable to any individual item. Parties to this settlement agree that this resolves all issues concerning recovery of costs included in the 2024 GRC for the Faraday Resiliency and Repowering Project (Faraday project). See Note 8. Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements” for information regarding the Faraday project,
(3) Items settled include employee benefits, labor costs, other revenue, property insurance, taxes, fixed O&M, and various other operating expenses. Such adjustments are not attributable to any individual item.
(4) The 2023 PTCs currently included in PGE’s rate base as a DTA will be removed and parties agree to support or not oppose a property sales application filed by PGE to sell the 2023 PTCs for no less than 90% of the PTC value.

Other key issues resolved between PGE, OPUC staff, and certain customer groups in the final settlement include:
•provision, which will sunset after December 31, 2025, to recover 80% of costs for Reliability Contingency Events (as defined in the settlement) above amounts forecast in the AUT without application of an earnings test, and allowance for the remaining 20% to flow through the existing PCAM;
•inclusion of incremental NVPC associated with the procurement of additional capacity that was not contemplated in the original AUT filing;
•establishment of a balancing account that will sunset after December 31, 2026, for recovery of routine vegetation management expenses with an initial baseline of $52 million, included in the annual revenue requirement, with any variance above or below the baseline subject to an earnings test at the Company's authorized return on equity. Parties have agreed to engage in a subsequent process to establish metrics that can be applicable going forward to PGE's routine vegetation management spending;
•a tariff filing no later than 90 days after the OPUC order on the 2024 GRC that proposes for residential and small non-residential customers weather-normalized decoupling that would sunset after December 31, 2025;
•withdrawal of the proposal for associated storage from the Renewable Automatic Adjustment Clause; and
•updates to PGE's Income Qualified Bill Discount program to reflect increased discount tiers and completion of a Low Income Needs Assessment by June 30, 2024.

The stipulations remain subject to OPUC approval. Regulatory review of the 2024 GRC will continue with a final OPUC order expected to be issued later this year, for new customer prices to be effective January 1, 2024. PGE will submit its final planned update to NVPC in mid-November. The OPUC has significant discretion in making the final determination of the GRC that may result in the disallowance of certain costs for recovery in customer prices, which could be material to PGE’s financial position, results of operations, and cash flows. Costs directly disallowed for recovery in customer prices, if any, would be charged to expense at the time such disallowance becomes probable and reasonably estimable. Management cannot predict the outcome of the case.

Stipulating parties agree that this stipulation is in the public interest, and will result in customer prices that are fair, just, and reasonable. More information about the 2024 GRC filing (OPUC Docket UE 416) is available on the OPUC Internet website at www.oregon.gov/puc.

COVID-19 impacts—In March 2020, PGE filed an application with the OPUC for deferral of lost revenue and certain incremental costs, such as bad debt expense, related to COVID-19. PGE’s deferral application was approved by the OPUC in October 2020 with final stipulations approved in November 2020.

As of September 30, 2023 and December 31, 2022, PGE’s deferred balance was $16 million and $22 million, respectively, comprised primarily of bad debt expense in excess of what was collected in customer prices. PGE filed a request for amortization of deferred amounts on December 16, 2022, which reflected a $12 million adjustment primarily related to bad debt write-offs being lower than estimated. During the March 14, 2023 public meeting, Staff recommended the OPUC approve PGE's filing of Advice No. 22-45 associated with the recovery of the COVID-19 deferral. On March 21, 2023, Advice No. 22-45 was approved by the OPUC, allowing for amortization of deferred amounts over a two-year period beginning April 1, 2023.

Wildfire mitigation—Represents incremental costs and investments made by PGE related to intensifying efforts on its system to mitigate the risk of wildfire and improve resiliency to wildfire damage under SB 762, enacted in July 2021. These efforts include enhanced tree and brush clearing, hardening equipment, and making emergency plans in close partnership with local, state, and federal land and emergency management agencies to further expand the use of a PSPS, if the need should arise. Pursuant to SB 762, PGE submitted its 2023 risk-based wildfire mitigation plan to the OPUC in December 2022 and it was approved in Order 23-221 on June 26, 2023.The outcome of PGE’s 2022 GRC provided an annual amount of $24 million to be collected in base rates in regard to wildfire mitigation efforts beginning May 9, 2022. As of September 30, 2023 and December 31, 2022, PGE’s deferred balance related to wildfire mitigation was $31 million and $28 million, respectively.

On July 1, 2022, PGE filed an application for reauthorization of OPUC Docket UM 2019 to defer incremental wildfire mitigation costs that exceed the amount granted in base rates. On May 10, 2023, in Order No. 23-173, the OPUC approved an automatic adjustment clause mechanism to recover wildfire mitigation costs (capital and expense). PGE and certain parties agreed to a stipulation, which was adopted by the OPUC on October 18, 2023, that allows PGE to begin amortizing $27 million comprised of $23 million related to the September 30, 2023 deferred operating expense balance of $31 million and $4 million for capital related revenue requirement. The $27 million will be amortized over a one-year period beginning October 20, 2023. PGE will recover the remaining deferred expense balance in future periods to be determined in a later proceeding.

Beginning January 1, 2024, and in conjunction with the Company’s current GRC proceeding, PGE will remove collections related to wildfire mitigation costs (for both capital and operating expense) from base prices and include the forecasted costs within the automatic adjustment clause. Differences between actual and forecasted costs will be recorded as regulatory assets or liabilities within the automatic adjustment clause balancing account, which will not be subject to an earnings test.

Power costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2023 AUT included a final increase in power costs for 2023, and a corresponding increase in annual revenue requirement, of $186 million from 2022 levels, which were reflected in customer prices effective January 1, 2023.

Portland Harbor Environmental Remediation Account (PHERA) mechanism—The EPA has listed PGE as one of over one hundred Potentially Responsible Parties (PRPs) related to the remediation of the Portland Harbor Superfund site. As of September 30, 2023, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision (ROD) issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. Stakeholders have raised concerns that EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording an estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the Company’s recovery mechanism allows the Company to defer and recover estimated liabilities and incurred environmental expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, including, but not limited to, insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures were to be deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

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

In the 2024 GRC filing, the Company included a concept proposal that could lead to resuming decoupling January 1, 2024, with certain modifications. As stipulated in the settlement agreement, PGE is to make a tariff filing no later than 90 days after the OPUC order on the 2024 GRC that proposes weather-normalized decoupling, which would sunset after December 31, 2025, for residential and small non-residential customers.

Deferral of Boardman revenue requirement—In 2020, intervenors filed a deferral application with the OPUC that would have required PGE to defer and refund the revenue requirement associated with the Company’s Boardman coal-fired generating plant (Boardman) then included in customer prices as established in the Company’s 2019 GRC. The OPUC found that the deferral was warranted with amortization subject to an earnings test.

Subsequently, PGE and parties submitted stipulations to the OPUC reflecting agreements that resolved all matters related to this deferral and stated that PGE would refund $6.5 million to customers. On June 5, 2023, the OPUC issued Order 23-195, which approved the stipulations. The refund amount, plus interest, is being amortized into customer prices over a two-year period that began July 1, 2023.

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

In the 2019 GRC Order, the OPUC authorized the inclusion of prudent costs of energy storage projects associated with renewables in future RAC filings, under certain conditions. PGE request within its 2024 GRC that the OPUC clarify that standalone energy storage used to integrate renewables on a utility’s system qualifies as associated energy storage. In the settlement agreement for the 2024 GRC, the proposal for associated storage was withdrawn, leaving the existing language unchanged.

Operating Activities

In addition to electricity provided by PGE’s own generation portfolio, to meet retail load requirements and balance energy supply with customer demand, the Company purchases and sells electricity in the wholesale market. PGE also performs portfolio management and wholesale market sales services for third parties in the region. The Company participates in the western Energy Imbalance Market, which allows, among other things, more renewable energy integration into the grid by better complementing the variable output of renewable resources. In its ongoing effort to benefit retail and wholesale customers, PGE is now engaged in a non-binding phase of the Western Power Pool's Western Resource Adequacy Program (WRAP). The non-binding phase includes data exchange and voluntary transactions. The binding period for the WRAP will begin in 2026 at the earliest. The WRAP represents an effort to increase reliability and clean energy in the region through resource diversification and capacity sharing during critical load hours while managing overall costs. The Company also purchases natural gas in the United States and Canada to fuel its generation portfolio and sells excess gas back into the wholesale market.

PGE generates revenues and cash flows primarily from the sale and distribution of electricity to its retail customers. The impact of seasonal weather conditions on demand for electricity can cause the Company’s revenues, cash flows, and income from operations to fluctuate from period to period. Historically, PGE has experienced its highest MWa deliveries and retail energy sales during the winter heating season and did record a new winter peak load in December 2022. Summer peak deliveries have continued to exceed those of the winter months for several years, generally resulting from air conditioning demand and the trend toward a warmer overall climate. In August 2023, demand reached a new all-time high, surpassing the previous mark, which was set in summer 2021. Retail customer price changes and customer usage patterns, which can be affected by the economy and recently, by changes resulting from COVID-19, also have an effect on revenues. Wholesale power availability and price, hydro and wind generation, and fuel costs for thermal plants can also affect income from operations. PGE has taken measures to help ensure the availability of supply chain-constrained items that are needed to serve new and existing customers, such as advance ordering of critical materials, pre-securing manufacturing capacity with strategic partners, and evaluating availability with established and new suppliers. PGE has also taken measures to help mitigate cost increases through long-term agreements, supplier engagement, and expanding the supply base.

Customers and Demand—The following tables present total energy deliveries and the average number of retail customers by customer type for the periods indicated:

	Three Months Ended September 30,		% Increase (Decrease) in Energy Deliveries	Nine Months Ended September 30,		% Increase (Decrease) in Energy Deliveries
	2023	2022		2023	2022
Energy deliveries (MWhs in thousands):
Retail:
Residential	1,892	1,940	(2)%	5,949	5,880	1%
Commercial	1,743	1,795	(3)%	4,995	4,981	—%
Industrial	1,169	1,100	6%	3,380	3,072	10%
Subtotal	4,804	4,835	(1)%	14,324	13,933	3%
Direct access:
Commercial	159	148	7%	442	412	7%
Industrial	441	471	(6)%	1,307	1,325	(1)%
Subtotal	600	619	(3)%	1,749	1,737	1%
Total retail	5,404	5,454	(1)%	16,073	15,670	3%
Wholesale	2,446	1,875	30%	5,295	4,807	10%
Total	7,850	7,329	7%	21,368	20,477	4%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Average number of retail customers:
Residential	815,944	88%	810,341	88%	814,773	88%	808,632	88%
Commercial	111,963	12	112,289	12	112,210	12	112,015	12
Industrial	195	—	192	—	195	—	192	—
Direct access	536	—	554	—	538	—	552	—
Total	928,638	100%	923,376	100%	927,716	100%	921,391	100%

Total retail energy deliveries for the nine months ended September 30, 2023 increased 3% compared with the nine months ended September 30, 2022, driven by continued growth in demand from the industrial customer class.

The impact of weather on Total Retail deliveries was positive with colder than normal temperatures experienced in the three-month period ended March 31, 2023 compared to the same three months of 2022. In the three-month period ended June 30, 2023, weather again increased deliveries, as a greater number of cooling degree-days more than offset the decline in heating degree-days, compared to the same three months of 2022. For the three-month period ended September 30, 2023, temperatures, which while warmer than average, were not as warm as the prior year. The industrial class continues to show growth in energy deliveries, up 6% in the three months ended September 30 compared to the same period in 2022, reflecting strength in the digital services sector.

The following table indicates the number of heating and cooling degree-days for the three and nine months ended September 30, 2023 and 2022, along with the current 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2023	2022	Avg.	2023	2022	Avg.

First Quarter	1,927	1,761	1,840	—	—	—
Second Quarter	554	761	629	195	75	101
July	—	—	7	269	279	192
August	1	—	5	327	321	216
September	44	6	52	91	145	85
Third Quarter	45	6	64	687	745	493
Year-to-date	2,526	2,528	2,533	882	820	594
Increase from the 15-year average	—%	—%		48%	38%

After adjusting for the effects of weather, total retail energy deliveries for the nine months ended September 30, 2023 increased 1.6% compared to the same period of 2022. The increase reflects 6.3% higher industrial delivery volumes, commercial delivery volumes that were up 0.2%, and are partially offset by 0.7% lower residential deliveries when compared to the prior year. Residential weather-adjusted deliveries saw average usage per customer 1.4% lower during the first nine months of 2023 compared with 2022, while the average number of residential customers was 0.8% greater during 2023 than 2022.

The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from ESSs. Had the cap limit been fully subscribed and utilized, 12% of PGE’s total retail energy deliveries for the first nine months of 2023 would have been to these customers.

In 2020, PGE began offering service to customers under an OPUC created New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. With the adoption of the New Large Load Direct Access program, which is capped at 119 MWa, as much as 17% of the Company’s energy deliveries could have been supplied by ESSs to Direct Access customers. Actual deliveries to Direct Access customers of energy supplied by ESSs represented 11% of PGE’s total retail energy deliveries for the first nine months of 2023 and 2022.

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

The following table provides information regarding the performance of the Company’s generating resources for the nine months ended September 30, 2023 and 2022:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total retail load
	2023	2022	2023	2022	2023	2022
Generation:
Thermal:
Natural gas	84%	88%	95%	75%	51%	38%
Coal (3)	90	87	98	97	11	11
Wind (4)	98	79	96	81	11	10
Hydro	88	97	67	81	6	5
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

Energy received from PGE-owned and jointly-owned thermal plants during the nine months ended September 30, 2023 compared to 2022 increased 30%. This increase is primarily driven by economic dispatch decisions. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, decreased 24% during the nine months ended September 30, 2023 compared to 2022 primarily due to less favorable hydro conditions in the current period. Energy purchased from mid-Columbia and other regional hydroelectric projects decreased 29% while energy generated by the Company-owned facilities increased 14% during the nine months ended September 30, 2023. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 80 years of historical stream flow data. See “Purchased power and fuel” in the Results of Operations section in this Item 2, for further detail on regional hydro results.

Energy received from PGE-owned wind resources and under contracts increased 14% during the nine months ended September 30, 2023 compared to 2022 primarily due to unplanned plant outages in 2022 that did not reoccur. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

Under PGE’s PCAM, the Company may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the Company’s PCAM as calculated for regulatory purposes for the nine months ended September 30, 2023 and 2022, respectively:

•For the nine months ended September 30, 2023, actual NVPC was $28 million above baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2023 is currently estimated to be below the baseline, and within the established deadband range. Accordingly, there is no estimated refund to customers expected under the PCAM for 2023.

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

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2023	2022		2023	2022
Total revenues	$802	$743	8%	$2,198	$1,960	12%
Operating expenses:
Purchased power and fuel	386	337	15	910	707	29
Generation, transmission and distribution	85	83	2	279	258	8
Administrative and other	89	84	6	262	257	2
Depreciation and amortization	116	108	7	340	310	10
Taxes other than income taxes	41	39	5	124	118	5
Total operating expenses	717	651	10	1,915	1,650	16
Income from operations	85	92	(8)	283	310	(9)
Interest expense, net*	42	39	8	127	115	10
Other income:
Allowance for equity funds used during construction	5	4	25	12	10	20
Miscellaneous income, net	5	13	(62)	22	13	69
Other income, net	10	17	(41)	34	23	48
Income before income tax expense	53	70	(24)	190	218	(13)
Income tax expense	6	12	(50)	30	36	(17)
Net income	47	58	(19)	160	182	(12)
Other comprehensive income	—	—	—	1	1	—
Net income and Comprehensive income	$47	$58	(19)%	$161	$183	(12)%
* Includes an allowance for borrowed funds used during construction of $4 million and $2 million for the three months ended September 30, 2023 and 2022, respectively, and $9 million and $5 million for the nine months ended September 30, 2023 and 2022, respectively.

Net income for the three months ended September 30, 2023 declined $11 million compared to the three months ended September 30, 2022. Retail revenues were up as a result of several factors, including an increase in customer prices to cover anticipated higher net variable power costs, as authorized by the OPUC in the AUT. Total operating expenses increased compared to the prior year, reflecting higher Purchased power and fuel expense and more run hours at PGE’s generation facilities. An increase in Depreciation and amortization expense resulted from higher depreciable asset balances. Interest expense, net increased primarily due to higher long-term debt and commercial paper balances. Other income, net reflects a decrease in 2023, due to the execution of a buyout of the Non-represented Retiree Medical Plan in the third quarter of 2022 that resulted in an $11 million settlement gain.

Net income for the nine months ended September 30, 2023 was $22 million lower than during the same period of 2022. Retail revenues increased due to both higher prices and a 3% increase in Total Retail deliveries. In 2023, increases in Retail revenues reflect the increase in customer prices to cover anticipated higher net variable power costs, as authorized by the OPUC in the AUT, which were anticipated to be offset by higher power costs. The impact of higher natural gas and electricity prices coupled with increased customer demand also drove Purchased power and fuel expense up. In 2022, Operating expenses reflect the additional charges that resulted pursuant to the earnings tests outlined in OPUC Order 22-129 related to prior deferrals.

Total revenues consist of the following for the periods presented (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Retail:
Residential	$301	37%	$283	38%	$942	43%	$841	43%
Commercial	213	27	194	26	606	27	540	29
Industrial	89	11	74	10	258	12	216	11
Subtotal	603	75	551	74	1,806	82	1,597	83
Direct access:
Commercial	2	—	3	—	6	—	9	—
Industrial	5	1	6	1	14	1	17	1
Subtotal	7	1	9	1	20	1	26	1
Subtotal Retail	610	76	560	75	1,826	83	1,623	84
Alternative revenue programs, net of amortization	1	—	1	—	6	—	5	—
Other accrued revenues, net	1	—	6	1	(2)	—	6	—
Total retail revenues	612	76	567	76	1,830	83	1,634	84
Wholesale revenues	173	22	160	22	323	15	281	14
Other operating revenues	17	2	16	2	45	2	45	2
Total revenues	$802	100%	$743	100%	$2,198	100%	$1,960	100%

Total retail revenues—The following items contributed to the increase in Total retail revenues for the three and nine months ended September 30, 2023 compared to the same periods in 2022 as follows (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2022	$567	$1,634
Change in prices as a result of the AUT, approved by the OPUC (partially offset in Purchased power and fuel)	64	131
Retail energy deliveries driven by changes in customer load	(4)	38
Recovery of deferrals for 2020 Wildfire and 2021 ice storm	8	19
PCAM collection, offset in Purchased power and fuel expense	4	11
Colstrip depreciation life adjustment	1	9
Wildfire mitigation revenue (offset in Generation, transmission and distribution)	—	8
Boardman settlement refund	—	(7)
Average price of energy deliveries due primarily to customer price increases and the relative mix of deliveries among customer classes	(26)	(20)
Combination of various supplemental tariffs and adjustments	(2)	7
September 30, 2023	$612	$1,830
Change in Total retail revenues	$45	$196

Wholesale revenues result from sales of electricity to utilities and power marketers made in the Company’s efforts to obtain reasonably priced power for its retail customers, manage risk, and administer its long-term wholesale contracts. Such sales can vary significantly from year to year as a result of economic conditions, power and fuel prices, hydro and wind availability, and customer demand.

For the three months ended September 30, 2023, Wholesale revenues increased $13 million, or 8%, from the three months ended September 30, 2022 based on a $49 million increase due to a 30% increase in sales volume that was partially offset by a $36 million decrease from a 17% decline in average wholesale sales price. Economic dispatch decisions have led to greater wholesale sales volumes during 2023 compared to 2022.

Wholesale revenues for the nine months ended September 30, 2023 increased $42 million, or 15%, from the nine months ended September 30, 2022, as a 10% increase in sales volumes added $29 million to revenues and the average wholesale sales price was up 4%, contributing another $13 million toward the increase. Higher sales prices during 2023 have resulted from several factors, including reduced hydro generation in the region, the economic recovery, strong demand, and ongoing capacity limitations in the region.

Other operating revenues for both the three and nine months ended September 30, 2023 were relatively unchanged from the same periods of 2022.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the change in Purchased power and fuel for the three and nine months ended September 30, 2023 compared to the same periods in 2022 (dollars in millions, except for average variable power cost per Megawatt hour (MWh)):

	Three Months Ended	Nine Months Ended
September 30, 2022	$337	$707
Average variable power cost per MWh	74	266
Total system load	(29)	(74)
2021 PCAM deferral amortization	4	11
September 30, 2023	386	910
Change in Purchased power and fuel	$49	$203

Average variable power cost per MWh:
September 30, 2022	$47.75	$36.01
September 30, 2023	$50.73	$43.92

Total system load (MWhs in thousands):
September 30, 2022	7,054	19,648
September 30, 2023	7,535	20,457

For the three months ended September 30, 2023, the $74 million increase related to the change in average variable power cost per MWh was driven by a 6% increase in the average cost of purchased power and a 127% increase in the average cost for the Company’s own generation. In August 2023, demand reached a new all-time high, resulting in the purchase of additional wholesale energy at extremely high prices. The $29 million decrease resulting from the overall mix of purchased power and generation used to meet total system load was primarily due to a 12% decrease in deliveries of energy obtained from purchased power, offset by a 24% increase in the Company’s own generation.

For the nine months ended September 30, 2023, the $266 million increase related to the change in average variable power cost per MWh was driven by a 26% increase in the average cost of purchased power and an 102% increase in the average cost for the Company’s own generation, driven primarily by higher natural gas costs. The $74 million decrease related to total system load was primarily due to a 17% decrease in deliveries of energy obtained from purchased power, offset by a 27% increase in the Company’s own generation.

PGE’s sources of energy, total system load, and retail load requirement are as follows for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Sources of energy (MWhs in thousands):
Generation:
Thermal:
Natural gas	3,226	43%	2,375	34%	7,746	38%	5,610	29%
Coal	601	8	610	8	1,629	8	1,576	8
Total thermal	3,827	51	2,985	42	9,375	46	7,186	37
Hydro	196	3	196	3	865	4	762	4
Wind	561	7	502	7	1,644	8	1,410	7
Total generation	4,584	61	3,683	52	11,884	58	9,358	48
Purchased power:
Hydro	1,130	15	1,543	22	3,622	18	5,107	26
Wind	223	3	195	3	699	3	640	3
Solar	396	5	256	4	935	4	585	3
Natural Gas	134	2	25	—	145	1	27	—
Waste, Wood, and Landfill Gas	35	—	43	1	116	1	122	1
Source not specified	1,033	14	1,309	18	3,056	15	3,809	19
Total purchased power	2,951	39	3,371	48	8,573	42	10,290	52
Total system load	7,535	100%	7,054	100%	20,457	100%	19,648	100%
Less: wholesale sales	(2,446)		(1,875)		(5,295)		(4,807)
Retail load requirement	5,089		5,179		15,162		14,841

Purchased power in the table above includes power received from qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sources of energy (MWhs in thousands):
PURPA purchased power:
Hydro	3	—	22	15
Wind	8	7	22	21
Solar	218	202	522	484
Waste, Wood, and Landfill Gas	27	27	85	72
Total	256	236	651	592

The following table presents the actual April-to-September 2023 and 2022 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2023 Actual	2022 Actual
Columbia River at The Dalles, Oregon	83%	107%
Mid-Columbia River at Grand Coulee, Washington	79	110
Clackamas River at Estacada, Oregon	101	139
Deschutes River at Moody, Oregon	98	92
* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three and nine months ended September 30, 2023 increased compared to the same periods in 2022 as follows (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2022	$177	$426
Purchased power and fuel expense	45	192
Wholesale revenues	(13)	(42)
2021 PCAM deferral amortization	$4	11
September 30, 2023	$213	$587
Change in NVPC	$36	$161

For further information regarding NVPC in relation to the PCAM, see “Purchased power and fuel expense” and “Revenues” within this “Results of Operations” for more details.

For the three months ended September 30, 2023 and 2022, actual NVPC was $10 million above and $30 million above baseline NVPC, respectively. For the nine months ended September 30, 2023 and 2022, actual NVPC was $28 million above and $2 million below baseline NVPC, respectively.

Based on forecast data, NVPC for the year ending December 31, 2023 is currently estimated to be below the baseline, and within the deadband. Accordingly, there is no estimated refund to customers expected under the PCAM for 2023.

Generation, transmission and distribution increased as follows for the three and nine months ended September 30, 2023 compared to the same periods in 2022 (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2022	$83	$258
Generating facility expenses driven by increased run hours and major maintenance activities	2	15
Amortizations of previously deferred 2020 wildfire and 2021 ice storm costs	4	13
Vegetation management, inspection, wildfire mitigation, and distribution maintenance expenses	(1)	9
Service restoration and storm response costs	(4)	(5)
Release of deferred amounts pursuant to earnings test in 2022	—	(16)
Miscellaneous expenses	1	5
September 30, 2023	$85	$279
Change in Generation, transmission and distribution	$2	$21

Administrative and other increased as follows for the three and nine months ended September 30, 2023 compared to the same periods in 2022 (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2022	$84	$257
Amortization of COVID-19 bad debt expense deferral	3	6
Professional services	—	(3)
Employee compensation and benefits	—	(4)
Miscellaneous expenses	2	6
September 30, 2023	$89	$262
Change in Administrative and other	$5	$5

PGE commenced amortization of previously deferred COVID-19 related bad debt expenses on April 1, 2023. PGE amortized $3 million and $6 million of COVID-19 related bad debt expense for the three and nine months ended September 30, 2023, respectively. See Note 3, Regulatory Assets and Liabilities, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements,” for more information.

Depreciation and amortization expense increased $8 million for three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to higher utility plant balances. The $30 million increase for the nine months ended September 30, 2023, compared to the same period in 2022, was driven by $12 million in higher expense from higher utility plant balances, $10 million in higher regulatory amortization and deferral activity, and $9 million from accelerated depreciation of the Colstrip facility as approved by the OPUC’s 2022 GRC Order and commenced in May 2022.

Taxes other than income taxes increased $2 million and $6 million, respectively, in the three and nine months ended September 30, 2023, compared to the same periods in 2022. The increases were driven by higher property taxes and franchise fees.

Interest expense, net increased $3 million and $12 million, respectively, in the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to higher long-term debt and commercial paper balances.

Other income, net decreased $7 million and increased $11 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The three-month decrease was primarily driven by the execution of a buyout of the Non-represented Retiree Medical Plan in the third quarter of 2022, resulting in a $11 million settlement gain. See Note 3, Defined Benefit Retirement Plan Costs, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements,” for more information. The nine-month increase was primarily driven by $11 million in favorable market changes on the non-qualified benefit trust, the recognition of $5 million of previously deferred equity interest income in conjunction with amortization of regulatory deferrals that began in 2023, and $4 million in higher other regulatory interest income. The nine-month increase was partially offset by the prior year $11 million settlement gain discussed above.

Income tax expense decreased $6 million for the three and nine months ended September 30, 2023, compared to the same periods in 2022, driven by lower pre-tax income.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents, beginning of period	$165	$52
Net cash provided by (used in):
Operating activities	331	574
Investing activities	(932)	(528)
Financing activities	483	(80)
(Decrease) increase in cash and cash equivalents	(118)	(34)
Cash and cash equivalents, end of period	$47	$18

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 (in millions):

Increase/ (Decrease)
Net income	$(22)
Accounts receivable and Unbilled revenue	44
Margin deposits activity	(82)
Accounts payable	(261)
Regulatory deferral activity	63
Depreciation and amortization	30
Other miscellaneous changes	(15)
Net change in cash flow from operations	$(243)

For the nine months ended September 30, 2023 operating cash flows were significantly impacted by changes in working capital from December 31, 2022, primarily related to Accounts payable for purchased power and fuel costs and related margin deposits activity. In December 2022, PGE experienced elevated natural gas and power prices due to volatility in the wholesale markets, which led to increased cash used in operating activities for 2023 as cash payments for physical commodity purchases and related margin activity were made.

PGE estimates that non-cash charges for depreciation and amortization in 2023 will range from $445 million to $465 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $500 million to $550 million.

Cash Flows from Investing Activities—Net cash used in investing activities for the nine months ended September 30, 2023 increased $404 million when compared with the nine months ended September 30, 2022. Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities, which increased $390 million due primarily to the Clearwater Wind and BESS projects, and $11 million related to proceeds from the sale of property.

Excluding AFUDC, the Company plans to make capital expenditures of $1.5 billion in 2023, which it expects to fund with cash to be generated from operations during 2023, as discussed above, the issuance of short- and long-term debt securities, and issuances of shares pursuant to the at the market offering program and the EFSA. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—During the nine months ended September 30, 2023, net cash provided by financing activities was primarily the result of $485 million in proceeds from the issuance of common stock pursuant to the EFSA and funding of $400 million in First Mortgage Bonds (FMBs), partially offset by a $260 million repayment of a term loan and payment of $131 million of dividends.

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

For 2023, PGE expects to fund estimated capital requirements with cash from operations, which is expected to range from $500 million to $550 million, and issuances of long-term debt securities of up to $600 million. PGE plans to fund any shortfall through the combination of issuance of common stock and the issuance of short-term debt or commercial paper, as needed. The actual timing and amount of any such issuances of debt, equity, and commercial paper will be dependent upon the timing and amount of capital expenditures and debt payments.

Short-term Debt. Pursuant to an order issued by the FERC in January 2022, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2024. The following table shows available liquidity as of September 30, 2023 (in millions):

	As of September 30, 2023
	Capacity	Outstanding	Available
Revolving credit facility (1)	$750	$—	$750
Letters of credit (2)	220	92	128
Total credit	$970	$92	$878
Cash and cash equivalents			47
Total liquidity			$925
(1)Scheduled to expire September 2028.
(2)PGE has three letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

On August 18, 2023, PGE entered into an amendment of its existing revolving credit facility. As of September 30, 2023, PGE had a $750 million unsecured revolving credit facility scheduled to expire in September 2028. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. In addition, the credit facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the remaining term of the applicable credit facility. As of September 30, 2023, PGE had no outstanding balance on the revolving credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of September 30, 2023, PGE had no of commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $750 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

Long-term Debt. As of September 30, 2023, PGE’s total long-term debt outstanding, net of $13 million of unamortized debt expense, was $3,786 million.

In August 2023, PGE entered into a Bond Purchase Agreement related to the sale of $500 million in FMBs. The Bonds consist of:
•a series, due in 2030, in the amount of $50 million that bear interest at an annual rate of 5.44%;
•a series, due in 2033, in the amount of $150 million that bear interest at an annual rate of 5.48%;
•a series, due in 2038, in the amount of $100 million that bear interest at an annual rate of 5.68%;
•a series due in 2053, in the amount of $100 million that bear interest at an annual rate of 5.78%; and
•a series due in 2059, in the amount of $100 million that bear interest at an annual rate of 5.83%.
As of September 30, 2023, the 2030, 2033, and 2038 series, totaling $300 million, were issued and funded in full. The 2053 and 2059 series, totaling $200 million, are expected to fund in November 2023.

In November 2022, PGE entered into a Bond Purchase Agreement related to the sale of $200 million in FMBs. The Bonds consist of:
•a series, due in 2029, in the amount of $100 million that bear interest at an annual rate of 5.47%; and
•a series, due in 2033, in the amount of $100 million that bear interest at an annual rate of 5.56%.
The 2029 and the 2033 series were issued in 2022 and funded in full on November 30, 2022 and January 13, 2023, respectively.

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

Equity—On April 28, 2023, PGE entered into an equity distribution agreement under which it could sell up to $300 million of its common stock through at the market offering programs. As of September 30, 2023, pursuant to the terms of the equity distribution agreement, PGE entered into separate forward sale agreements with forward counterparties and under such agreements, the Company could have physically settled by delivering 1,237,033 shares to the counterparty in exchange for cash of $58 million. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

In 2022, PGE entered into an EFSA in connection with the public offering of 10,100,000 shares of its common stock. Effective October 28, 2022, pursuant to the terms of the EFSA, the forward counterparties borrowed 11,615,000 shares of PGE’s common stock with an initial value of $499 million, including 1,515,000 shares in connection with the underwriters’ exercise of their option to purchase additional shares, from third parties in the open market and sold the shares to a group of underwriters. PGE receives proceeds from the sale of the common stock when the EFSA is physically settled. In March 2023, the Company issued 7,178,016 shares pursuant to the EFSA and received net proceeds of $300 million. In June 2023, the Company issued 2,212,610 shares pursuant to the EFSA and received net proceeds of $92 million. On July 12, 2023, the Company issued 2,224,374 shares pursuant to the EFSA, settling the equity forward transaction, and received net proceeds of $92 million.

For additional information on the EFSA, see Note 7, Shareholders’ Equity, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 46.5% and 43.3% as of September 30, 2023 and December 31, 2022 respectively.

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

As of September 30, 2023, PGE had posted $52 million of collateral with these counterparties, consisting of $26 million in cash and $26 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of September 30, 2023, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $22 million, and decreases to $9 million by December 31, 2023. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $130 million and decreases to $116 million by December 31, 2023 and to $78 million by December 31, 2024.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on September 30, 2023, under the most restrictive issuance test in the Indenture, the Company could have issued up to $351 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s revolving credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of September 30, 2023, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 54.3%.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in PGE’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).
3.2	Twelfth Amended and Restated Bylaws of Portland General Electric Company.
10.1	Portland General Electric Company Agreement Concerning Indemnification and Related Matters.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Quarterly Report on Form 10-Q filed October 27, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	October 26, 2023	By:	/s/ Joseph R. Trpik
Joseph R. Trpik
Senior Vice President, Finance and Chief Financial Officer
(duly authorized officer and principal financial officer)