Form 10-K
period 2023-12-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2024-02-20
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2023, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $4,609,106,568. For purposes of this calculation, executive officers and directors are considered affiliates.

As of February 8, 2024, there were 101,162,366 shares of common stock outstanding.

Documents Incorporated by Reference

Part III, Items 10 - 14	Portions of Portland General Electric Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on April 19, 2024.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

DEFINITIONS

The abbreviations or acronyms defined below are used throughout this Form 10-K:

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
AUT	Annual Power Cost Update Tariff
Beaver	Beaver natural gas-fired generating plant
BESS	Battery Energy Storage System
Biglow Canyon	Biglow Canyon Wind Farm
Boardman	Boardman coal-fired generating plant
BPA	Bonneville Power Administration
Carty	Carty natural gas-fired generating plant
Clearwater	PGE owned portion of the Clearwater Wind Development in Eastern Montana
Colstrip	Colstrip Units 3 and 4 coal-fired generating plant
Coyote Springs	Coyote Springs Unit 1 natural gas-fired generating plant
Dth	Decatherm = 10 therms = 1,000 cubic feet of natural gas
EIM	Energy Imbalance Market
EPA	United States Environmental Protection Agency
ESS	Electricity Service Supplier
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
FPA	Federal Power Act
GRC	General Rate Case for a specified test year
IRP	Integrated Resource Plan
ISFSI	Independent Spent Fuel Storage Installation
ITC	Federal investment tax credit
kV	Kilovolt = one thousand volts of electricity
Moody’s	Moody’s Investors Service
MW	Megawatts
MWa	Average megawatts
MWh	Megawatt hours
NRC	Nuclear Regulatory Commission
NVPC	Net Variable Power Costs
OATT	Open Access Transmission Tariff
OPUC	Public Utility Commission of Oregon
PCAM	Power Cost Adjustment Mechanism
PTC	Federal production tax credit
PW1	Port Westward Unit 1 natural gas-fired generating plant
PW2	Port Westward Unit 2 natural gas-fired flexible capacity generating plant
QF	Public Utility Regulatory Policies Act of 1978 (PURPA) qualifying facility
RAC	Renewable Adjustment Clause
RCE	Reliability Contingency Event
RPS	Renewable Portfolio Standard
S&P	S&P Global Ratings
SEC	United States Securities and Exchange Commission
Trojan	Trojan nuclear power plant

Tucannon River	Tucannon River Wind Farm
USDOE	United States Department of Energy
Wheatridge	Wheatridge Renewable Energy Facility

PART I

ITEM 1.     BUSINESS.

General

Portland General Electric Company (PGE or the Company), a vertically-integrated electric utility with corporate headquarters located in Portland, Oregon, is engaged in the generation, wholesale purchase and sale, transmission, distribution, and retail sale of electricity to customers in the state of Oregon (State). The Company operates as a cost-based, regulated electric utility with revenue requirements and customer prices determined based on the forecasted cost to serve retail customers and a reasonable rate of return as determined by the Public Utility Commission of Oregon (OPUC). PGE meets its retail load requirement with both Company-owned generation and power purchased in the wholesale market. The Company participates in the wholesale market through the purchase and sale of electricity and natural gas in an effort to obtain reasonably-priced power to serve its retail customers, manage risk, and administer its long-term wholesale contracts. PGE is committed to developing products and service offerings for the benefit of retail and wholesale customers. PGE, incorporated in 1930, is publicly-owned, with its common stock listed on the New York Stock Exchange (NYSE). The Company operates as a single business segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. A wholly-owned subsidiary of PGE owns unregulated, non-utility property that the Company leases as space for its corporate headquarters.

PGE’s State-approved service area allocation of four thousand square miles is located entirely within Oregon and includes 51 incorporated cities. During 2023, the Company added eight thousand customers, and as of December 31, 2023, served a total of 934 thousand retail customers.

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

Regulatory Accounting

PGE prepares financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) and, as a regulated public utility, the effects of rate regulation are reflected in its financial statements. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as: property, plant, and equipment; regulatory assets and liabilities; revenues; certain operating expenses; depreciation expense; and income tax expense. GAAP provides for the deferral, or recording expenses and revenues in periods other than when an unregulated entity would. As a result, the Company may record regulatory assets, of certain actual or estimated costs that would otherwise be charged to expense, based on expected recovery from customers in future prices. Likewise, certain actual or anticipated credits that would otherwise be recognized as revenue, or reduce expense, can be deferred as regulatory liabilities, based on expected future credits or refunds to customers. PGE records regulatory assets or liabilities if it is probable that they will be reflected in future prices, based on regulatory orders or other available evidence.

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

Federal Regulation

Several federal agencies, including the Federal Energy Regulatory Commission (FERC), the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA), and the Nuclear Regulatory Commission (NRC), have regulatory authority over certain aspects of PGE’s operations and activities, as described in the discussion that follows.

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

Reliability and Cybersecurity Standards—The FERC has adopted mandatory reliability standards for owners, users, and operators of the bulk power system. Such standards, which are applicable to PGE, were developed by the North American Electric Reliability Corporation (NERC) and the Western Electricity Coordinating Council (WECC), which have responsibility for compliance and enforcement of these standards, and are intended to help maintain and strengthen the reliable planning and operation of the bulk electric system.

Natural Gas Pipelines—The FERC has authority in matters related to the construction, operation, extension, enlargement, safety, and abandonment of jurisdictional interstate natural gas pipeline facilities, as well as transportation rates and accounting for interstate natural gas commerce. PGE is subject to such authority as the Company has a 79.5% ownership interest in the Kelso-Beaver (KB) Pipeline, a 17-mile, 20-inch diameter, interstate pipeline that provides natural gas to the Company’s three natural gas-fired generating plants located near Clatskanie, Oregon: i) Port Westward Unit 1 (PW1); ii) Port Westward Unit 2 (PW2), and iii) Beaver; the North Mist storage facility, which is owned and operated by a local natural gas distribution company; and one additional delivery point that serves a local manufacturing concern. As the operator of record of the KB Pipeline, PGE is subject to the requirements and regulations enacted under the Pipeline Safety Laws administered by the PHMSA, which include safety and operator qualification standards in addition to public awareness requirements.

Hydroelectric Licensing—As required under the FPA, PGE holds FERC licenses for all Company-owned and operated hydroelectric generating plants. The FERC license process includes an extensive public review that involves the consideration of numerous natural resource issues and environmental conditions. For additional information, see the Environmental Matters section in this Item 1. and the Generating Facilities section in Item 2.—“Properties.”

Accounting Policies and Practices—PGE prepares periodic and current reports in accordance with GAAP. In addition, the Company prepares, pursuant to applicable provisions of the FPA, financial statements in accordance with the accounting requirements of the FERC, as set forth in its applicable Uniform System of Accounts and published accounting releases. Such financial statements are included in annual and quarterly reports filed with the FERC.

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

State Regulation

PGE is subject to the jurisdiction of the OPUC, which reviews and approves the Company’s retail prices and reviews the Company’s generation and transmission resource acquisition plans, pursuant to a biennial integrated resource planning process. The OPUC also regulates the issuance of securities, prescribes accounting policies and practices, regulates the sale of utility assets, reviews transactions with affiliated companies, and has jurisdiction over the acquisition of, or exertion of substantial influence over, public utilities.

Retail customer prices are determined through formal public proceedings that generally include testimony by participating parties, discovery, public hearings, and the issuance of a final order by the OPUC. Participants in such proceedings may include PGE, OPUC staff, and intervenors representing PGE customer groups, as well as other interested parties. The following lists the more significant regulatory mechanisms and proceedings under which customer prices are determined:
•General Rate Cases. PGE periodically evaluates the need to update its retail electric price structure as part of a comprehensive general rate case process that reflects revenue requirements based on a forecasted test year. The OPUC authorizes the Company’s rate base, debt-to-equity capital structure, return on equity, overall rate of return, and customer prices.
•Annual Power Cost Updates. The OPUC has approved an Annual Power Cost Update Tariff (AUT) by which PGE can adjust retail customer prices annually to reflect forecasted changes in the Company’s net variable power costs (NVPC). NVPC consists of the cost of power purchased and fuel used to generate electricity, as well as the cost of settled electric and natural gas financial contracts (all classified as Purchased power and fuel expense in the Company’s consolidated statements of income). NVPC is net of wholesale revenues as well as gains and losses on the sale of excess natural gas not used to fuel PGE’s generation facilities included in other operating revenue, both of which are classified as Revenues, net in the consolidated statements of income. The OPUC has also authorized a Power Cost Adjustment Mechanism (PCAM), under which PGE may share with customers a portion of actual cost variances associated with NVPC.
•Renewable Adjustment Clause mechanism. The State has a Renewable Portfolio Standard (RPS) that requires PGE to serve a portion of its retail load with renewable resources. In conjunction with the RPS, the State established a Renewable Adjustment Clause (RAC) mechanism that allows for the recovery in retail customer prices, outside of a general rate case, of prudently incurred costs to comply with the RPS.
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

◦During 2021, the State legislature passed Oregon House Bill (HB) 2021, which established clean energy targets and set out a framework that includes, among other things, the development and submittal of clean energy plans for investor-owned utilities, including PGE, and electric service suppliers in the State. The targets are an 80% reduction in greenhouse gas (GHG) emissions by 2030, 90% by 2035, and 100% by 2040 and every year thereafter. For further information on HB 2021 and the baseline to which the target reductions apply, see “HB 2021” in the Laws and Regulations portion of the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
•Wildfire Automatic Adjustment Clause mechanism. As required by the OPUC, PGE plans and implements a Wildfire Mitigation Program, developing and coordinating activities across the Company and with state-wide stakeholders. PGE strives to improve regional safety by reducing the risk that PGE’s electric utility infrastructure could cause a wildfire, while limiting the impacts of public safety power shutoff (PSPS) events and other mitigation activities on customers and increasing the resiliency of PGE assets to wildfire damage. The OPUC has authorized an Automatic Adjustment Clause mechanism that allows the Company to recover a certain level of ongoing, prudent mitigation expenses in customer prices.

Customers and Revenues

PGE generates revenue primarily through the sale and delivery of electricity to retail customers located exclusively in Oregon. In addition, the Company distributes power to Direct Access customers that choose to purchase their energy from an Electricity Service Supplier (ESS). Although the Company includes such customers in its customer counts, and energy delivered to such commercial and industrial customers in its total retail energy deliveries, retail revenues include only delivery charges and applicable transition adjustments for these Direct Access customers, as the customers purchase energy directly from the ESSs. The Company conducts retail electric operations within its State-approved service territory and competes with ESSs to supply certain commercial and industrial customer energy needs. In addition, PGE competes with the local natural gas distribution company for the energy needs of residential and commercial space heating, water heating, and appliances. Energy efficiency, demand response, conservation measures, and the advancement of technology around distributed generation, including rooftop solar, and storage resources also have an influence on customer demand.

Retail Revenues

Retail customers are classified as residential, commercial, or industrial, with no single customer representing more than 9% of PGE’s total retail revenues or 14% of total retail deliveries during 2023.

PGE’s Retail revenues, retail energy deliveries, and average number of retail customers consist of the following:

	Years Ended December 31,
	2023		2022		2021
Retail revenues (1) (dollars in millions):
Residential	$1,263	52%	$1,158	52%	$1,118	54%
Commercial	808	33	735	33	708	34
Industrial	368	15	312	14	279	13
Subtotal	2,439	100	2,205	99	2,105	101
Alternative revenue programs, net of amortization	11	—	11	1	(29)	(1)
Other accrued (deferred) revenues, net	(3)	—	7	—	2	—
Total retail revenues	$2,447	100%	$2,223	100%	$2,078	100%

Retail energy deliveries (2) (MWh in thousands):
Residential	7,952	37%	8,088	38%	7,978	39%
Commercial	7,178	34	7,198	34	7,193	35
Industrial	6,293	29	5,945	28	5,361	26
Total retail energy deliveries	21,423	100%	21,231	100%	20,532	100%

Average number of retail customers:
Residential	815,920	88%	809,573	88%	800,372	88%
Commercial	112,667	12	112,602	12	111,569	12
Industrial	273	—	269	—	268	—
Total	928,860	100%	922,444	100%	912,209	100%

(1)Includes both revenues from customers who purchase their energy supplies from the Company and revenues from the delivery of energy to those commercial and industrial customers that purchase their energy from ESSs.
(2)Includes both energy sold to retail customers and energy deliveries to those commercial and industrial customers that purchase their energy from ESSs.

The following table presents additional annual averages for retail customers. Certain supplemental tariff collections are excluded from revenues as they are not considered a part of the Company’s base retail prices for these calculations.

	Years Ended December 31,
	2023		2022		2021
Residential
Revenue per customer (in dollars):	$1,481		$1,362		$1,320
Usage per customer (in kilowatt hours):	9,746		9,991		9,968
Revenue per kilowatt hour (in cents):	15.20	¢	13.63	¢	13.24	¢
Commercial
Revenue per customer (in dollars):	$7,133		$6,491		$6,303
Usage per customer (in kilowatt hours):	63,713		63,923		64,478
Revenue per kilowatt hour (in cents):	11.20	¢	10.15	¢	9.78	¢
Industrial
Revenue per customer (in dollars):	$1,347,661		$1,156,371		$1,044,314
Usage per customer (in kilowatt hours):	23,052,538		22,097,472		20,002,246
Revenue per kilowatt hour (in cents):	5.85	¢	5.23	¢	5.22	¢

For additional information, see the Results of Operations section in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Residential customers include single family housing, multiple family housing (such as apartments, duplexes, and town homes), mobile homes, and small farms. Residential demand is sensitive to the effects of the weather and seasonal temperature changes lead to variations in both heating and cooling needs. Based on the climate in PGE’s service area, the heating season tends to span a longer time period while cooling needs, although robust, are reflected over a shorter span concentrated in the summer months of June through September.

Economic conditions can also affect residential demand as job growth and population growth in PGE’s service territory have led to customer growth. The COVID-19 pandemic introduced additional behavioral patterns that reflected the shift that occurred with respect to hybrid work schedules as residential customers spend more time at home. Residential demand is also impacted by energy efficiency measures and increased rooftop solar penetration in the service territory; however, the Company’s decoupling mechanism was intended to mitigate the financial effects of such measures. For further information regarding the decoupling mechanism, see “Decoupling” among the Regulatory Matters in the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commercial customers consist of non-residential customers who accept energy deliveries at voltages equivalent to those delivered to residential customers. This customer class includes most businesses, small industrial companies, and public street and highway lighting accounts. The Company’s commercial customer demand is somewhat less susceptible to weather conditions than residential customer demand. Economic conditions and fluctuations in total employment in the region can be indicative of changes in energy demand from commercial customers. Energy efficiency measures also impact commercial demand, as measures have focused on the commercial sector in recent years, although the Company’s decoupling mechanism was intended to partially mitigate the financial effects of such measures. For further information regarding the decoupling mechanism, see “Decoupling” among the Regulatory Matters in the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Industrial customers consist of non-residential customers who accept delivery at higher voltages than commercial customers. Demand from industrial customers is primarily driven by economic conditions, with weather having limited impact on this customer class.

Customer Choice Programs—In addition to standard cost-of-service pricing, the Company offers different pricing options. Under cost-of-service pricing, residential and small commercial customers may select portfolio options from PGE that include time-of-use and renewable resource pricing.

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

PGE’s customers have a desire for purchasing clean energy, as over 233 thousand residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. Oregon’s most populous city, Portland, and most populous county, Multnomah, have each passed resolutions to achieve 100 percent clean and renewable electricity by 2035 and 100 percent economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area have set, or are considering, similar goals.

As approved by the OPUC in 2019, the Company implemented the Green Future Impact Program, which allowed for 100 MW of PGE-provided power purchase agreements for renewable resources and up to 200 MW of customer-provided renewable resources, that provides commercial and industrial customers access to bundled renewable attributes from those resources. In March 2021, the OPUC issued an order that expanded the program by 200 MW and provided for a utility owned, cost-of-service resource option under certain conditions. Through this voluntary program, the Company seeks to align sustainability goals, cost and risk management, and reliable, integrated power while providing customer choice and a cleaner energy system. In December 2021, the OPUC issued an order, which further increased capacity under the customer-provided renewable resources by 250 MW, to bring the total available capacity under the program to 750 MW. For more information on the Company’s power purchase agreements that currently serve the Green Future Impact Program, see “Green Future Impact Program” within Purchased Power in the Power Supply section of this Item 1.

Wholesale Revenues

PGE participates in the wholesale electricity marketplace in order to balance its supply of power to meet the needs of, and obtain reasonably-priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts. Interconnected transmission systems in the western United States serve utilities with diverse load requirements and allow the Company to purchase and sell electricity, largely through bi-lateral agreements, within the region to serve retail demand. PGE’s engagement in the wholesale electricity marketplace depends upon numerous factors, including the relative price and availability of power, hydro and wind conditions, and daily and seasonal retail demand. The Company also participates in the California Independent System Operator’s western Energy Imbalance Market (western EIM), which allows for load balancing with other western EIM participants in five-minute intervals. Wholesale revenues represented 14% of total revenues in 2023 and 2022, and 11% in 2021.

Other Operating Revenues

Other operating revenues consist primarily of gains and losses on the sale of natural gas volumes purchased that exceeded what was needed to fuel the Company’s generating facilities, as well as revenues from transmission services, excess transmission capacity resales, pole attachment rentals, and other electric services provided to customers. Other operating revenues represented 2% of total revenues in 2023 and 2022, and 3% in 2021.

Seasonality

Demand for electricity by PGE’s residential and, to a lesser extent, commercial and industrial customers is affected by seasonal weather conditions. The Company uses various measures, including heating and cooling degree-days and wind speeds to determine the effect of weather on the demand for electricity. Heating and cooling degree-days, determined by taking the difference between the average daily temperature and a prescribed baseline, provide cumulative variances over a period of time, to indicate the extent to which customers are likely to have used electricity for heating or cooling. The greater the number of degree-days, the greater the expected demand for electricity.

The following table presents the heating and cooling degree-days for the most recent three-year period, along with current 15-year averages for the most recent year provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-Days	Cooling Degree-Days
2023	3,845	898
2022	4,103	865
2021	3,828	838
15-year average	4,085	600

In August 2023, PGE set a new all-time high net system load peak of 4,498 megawatts (MW), surpassing the previous all-time peak that occurred in June 2021. In December 2022, the Company recorded its current winter peak of 4,113 MW. The following table presents PGE’s average winter (defined as January, February, and December) and summer (defined as June through September) loads for the periods presented, along with the corresponding peak load (in MWs) and month in which such peak occurred. As illustrated, although the average winter loads continue to exceed average summer loads, the Company has seen its highest annual peak loads during the summer months in recent years:

	Winter Loads			Summer Loads
	Average	Peak	Month	Average	Peak	Month
2023	2,756	3,661	January	2,512	4,498	August
2022	2,773	4,113	December	2,529	4,255	July
2021	2,659	3,629	December	2,492	4,453	June

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

Power Supply

PGE utilizes its generating resources, as well as wholesale power purchases from third parties to meet the needs of its retail customers. The volume of electricity the Company generates is dependent upon, among other factors, the capacity and availability of its generating resources and the price and availability of wholesale power and natural gas. As part of its power supply operations, the Company enters into short- and long-term power and fuel purchase and sale agreements. PGE executes economic dispatch decisions concerning its own generation and participates in the wholesale market in an effort to obtain reasonably-priced power for its retail customers, manage risk, and administer its long-term wholesale contracts. The Company also performs portfolio management and wholesale market sales services for third parties in the region. In addition, the Company encourages energy efficiency measures to help meet its energy requirements and promotes the use of various demand side management products to reduce load during peak time usage.

PGE’s resource and contracted capacity (in MW) was as follows:

	As of December 31,
	2023		2022
	Capacity	%	Capacity	%
Generation:
Thermal (1):
Natural gas	1,811	32%	1,842	32%
Coal	296	5	296	5
Total thermal	2,107	37	2,138	37
Wind (2)	817	14	817	15
Hydro (3)	432	8	419	7
Total generation	3,356	59	3,374	59
Purchased power:
Long-term contracts:
Hydro (3)	792	14	871	15
PURPA qualifying facilities (4)	315	6	315	5
Dispatchable standby generation	131	2	144	2
Capacity	100	2	100	2
Wind (2)	300	5	300	5
Solar (5)	219	4	57	1
Biomass	10	—	10	—
Total long-term contracts	1,867	33	1,797	31
Short-term contracts	442	8	597	10
Total purchased power capacity	2,309	41	2,394	41
Total resource capacity	5,665	100%	5,768	100%

(1)Capacity represents the MW the plants are capable of generating under normal operating conditions, which is affected by ambient temperatures, net of electricity used in the operation of the plant.
(2)Capacity represents nameplate and differs from expected energy to be generated, which is expected to have a capacity factor range from 30 to 40%, dependent upon wind conditions.
(3)Capacity represents most favorable operating conditions and differs from expected energy to be generated, which is expected to have a capacity factor range from 40 to 50%, dependent upon river flows.
(4)Capacity represents contracted capacity for power purchase agreements (PPAs) under the Public Utility Regulatory Policies Act of 1978 (PURPA).
(5)Capacity includes 50 MW from the solar component of Wheatridge. The Wheatridge facility also includes 30 MW related to the battery component which is not reflected in the table above.
For information regarding actual generating output and purchases for the years ended December 31, 2023 and 2022, see the Results of Operations section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During 2020, the wind component of the Wheatridge Renewable Energy Facility (Wheatridge), located in Morrow County, Oregon, was placed into service. Although PGE does not operate Wheatridge, it owns 40 turbines with a total nameplate capacity of 100 MW and purchases the output of the remaining turbines, with a nameplate capacity of 200 MW through a power purchase agreement.

PGE and NextEra Energy Resources, LLC, a subsidiary of NextEra Energy, Inc. have entered into agreements to construct a 311 MW wind energy facility, which will be part of the larger Clearwater Wind Development in Eastern Montana (Clearwater). Substantial completion of the project was achieved on January 5, 2024. PGE will own 208 MW of production capacity in these agreements. This additional wind capacity is not reflected in the table above. For more information regarding Clearwater, see “The Resource Planning Process” within the “Overview” section of Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Hydro    The Company’s FERC-licensed hydroelectric projects consist of Pelton/Round Butte on the Deschutes River near Madras, Oregon (discussed below), four plants on the Clackamas River, and one on the Willamette River.

As of December 31, 2021, PGE had a 66.67% ownership interest in the 455 MW Pelton/Round Butte hydroelectric project, with the remaining interest held by the Confederated Tribes of the Warm Springs Reservation of Oregon (CTWS). A 50-year joint license for the project, which is operated by PGE, was issued by the FERC in 2005. The CTWS had an option to purchase an additional undivided 16.66% ownership interest in Pelton/Round Butte in 2021, and closed on the purchase of this incremental undivided ownership interest on January 1, 2022. As a result, PGE’s ownership interest in the project is 50.01%. The CTWS has a second option in 2036 to purchase an undivided 0.02% interest in Pelton/Round Butte. If the second option is exercised, the CTWS’s ownership percentage would exceed 50%. PGE purchases 100% of the CTWS’s share of the project output. For more information see “CTWS” within Purchased Power in the Power Supply section of this Item 1.

Fuel Supply—PGE contracts for natural gas and coal supplies required to fuel the Company’s thermal generating plants, with certain plants also able to operate on fuel oil, if needed. In addition, the Company utilizes financial instruments such as forward, future, swap, and option contracts to manage its exposure to volatility in natural gas prices.

Natural Gas    Physical supplies of natural gas are generally purchased up to twelve months in advance of delivery and based on anticipated operation of the plants. PGE manages the price risk of natural gas supply through the use of financial contracts up to 60 months in advance of expected need of energy.

PGE owns 79.5%, and is the operator of record, of the KB Pipeline, which directly connects PW1, PW2, and Beaver to the Northwest Pipeline, an interstate natural gas pipeline operating between British Columbia and New Mexico by Williams. Currently, PGE transports natural gas on the KB Pipeline for its own use under a firm transportation service agreement, with capacity offered to others on an interruptible basis to the extent not utilized by the Company.

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

To serve Coyote Springs and Carty, PGE has access to 119,500 Dth per day of firm natural gas transportation capacity on three pipeline systems accessing the gas market in Alberta, Canada.

Coal     The Colstrip co-owners obtain coal to fuel the plant via conveyor belt from a mine that lies adjacent to the facility and is the sole source of coal supply for the plant. The coal supply contract with the owner of the mine is scheduled to expire at the end of 2025. The terms of the contract and the quality of coal are expected to allow the facility to operate within required emissions limits. For more information regarding Colstrip coal supply, see “Westmoreland Mine Permits” within Note 19, Contingencies in the Notes to Consolidated Financial Statements in Item 8.— “Financial Statements and Supplementary Data.”

    Purchased Power
PGE supplements its own generation with power purchased in the wholesale market to meet its retail load requirements, manage risk, and administer its long-term wholesale contracts. The Company utilizes short- and long-term wholesale power purchase contracts in an effort to provide the most favorable economic mix on a variable cost basis.

PGE’s medium-term power cost strategy helps mitigate the effect of price volatility on its customers due to changing energy market conditions. The strategy allows the Company to take positions in power and fuel markets up to five years in advance of physical delivery. By purchasing a portion of anticipated energy needs for future years over an extended period, PGE attempts to mitigate a portion of the potential future volatility in the average cost of purchased power and fuel.

The Company’s major power purchase contracts consist of the following (also see the preceding table which summarizes the average resource capabilities related to these contracts):

Hydro—During 2023, the Company had the following agreements:
•Public Utility Districts—PGE has long-term power purchase contracts with certain public utility districts (PUDs) in the state of Washington for a portion of the output of two hydroelectric projects on the mid-Columbia River. Although the projects currently provide PGE a total of 331 MW of capacity through contracts as shown below, actual energy received is dependent upon river flows and capacity amounts may decline over time:
◦100 MW of capacity with Douglas County PUD that expires in 2025;
◦68 MW of capacity with Douglas County PUD that expires in 2028; and
◦163 MW of capacity with Grant County PUD that expires in 2052.

PGE has entered into two additional agreements, both beginning January 1, 2024, which are not reflected in the table above:
◦a 2-year contract in which PGE will purchase 10% of the project output and sell 25 MW back to the PUD in order to meet their load requirements; and
◦a 3-year contract in which PGE will purchase a 20% share of the project output and sell varying amounts of energy in accordance with contract terms back to the PUD in order to meet their load requirements.

•CTWS—PGE has a long-term agreement under which the Company purchases output from the CTWS’ interest in the Pelton/Round Butte hydroelectric project. Although the agreement provides approximately 224 MW of net capacity, actual energy received is dependent upon river flows. The term of the agreement coincides with the term of the FERC license for this project, which expires in 2055. Under a separate PPA executed in 2014, PGE pays fixed capacity and energy charges to the CTWS for 100% of its share of the project through 2024. The CTWS exercised their option to purchase an additional undivided 16.66% ownership interest in Pelton/Round Butte effective January 1, 2022. As a result of the sale, capacity from Company-owned generation decreased by approximately 76 MW, and capacity from purchased power increased by a corresponding amount. Under the PPA, PGE purchases 100% of the CTWS’s additional share of the project and payments under the PPA increase proportionately. PGE and the CTWS executed an additional 16-year PPA which begins on January 1, 2025, that effectively extends the term from 2024 to 2040 and increases the capacity payments in the extension period.
•Other—The remaining capacity is primarily comprised of two additional contracts that provide for the purchase of power generated from hydroelectric projects with capacity of 236 MW in total:
◦200 MW of capacity with Bonneville Power Administration (BPA) that expires in February 2024; and
◦36 MW of capacity with Portland Hydro that expires in 2032.

PURPA qualifying facilities—PGE is required to purchase power from PURPA qualifying facilities (QFs), as mandated by federal law. QFs are generating facilities that fall within the following two categories: i) qualifying generation facilities with a capacity of 80 MW or less and whose primary energy source is renewable (hydro, wind, solar, biomass, waste, or geothermal); or ii) qualifying cogeneration facilities that sequentially produce electricity and another form of useful thermal energy (e.g., heat, steam) in a way that is more efficient than the separate production of each form of energy. As of December 31, 2023, PGE had contracts with 69 online QFs, providing a total of 315 MW of capacity. As of December 31, 2023, PGE had two contracts with QFs representing 116 MW of capacity that are not yet operational, of which one of the QF PPAs is in default because the QF has failed to complete construction and become operational by the date required by the PPA. The PPAs provide that the QF must cure its default within a period specified under the contract terms. If the QF has failed to cure, PGE is permitted to immediately terminate the QF PPA upon expiration of the cure period. The term of a QF PPA generally ranges from 15 to 23 years.

The expense and volume of purchases from QFs for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
PURPA contract expense (in millions)	$63	$62
MWh purchased under PURPA contracts (in thousands)	759	750
Average cost per MWh from PURPA contracts	$82.85	$82.90

Expenses incurred related to PURPA contracts are included in PGE’s AUT.

Dispatchable Standby Generation (DSG)—PGE has a DSG program under which the Company can dispatch and monitor customer-owned backup generators when needed to provide NERC-required operating reserves. As of December 31, 2023, there were 79 customer-owned generators with a total DSG nameplate capacity of 131 MW. PGE continues to pursue expansion of the program through ongoing engagement with customers and incorporation of battery energy storage.

Capacity—PGE has one capacity contract representing up to 100 MW of seasonal capacity during the summer and winter peak periods obtained from a natural gas-fired resource, which expires in February 2024.

Wind—PGE has three contracts representing 300 MW of capacity to purchase power generated from renewable wind resources that extend to 2028, 2035, and 2051, respectively. The expected energy from these wind resources will vary from the nameplate capacity due to varying wind conditions. PGE and NextEra Energy Resources, LLC, a subsidiary of NextEra Energy, Inc. have entered into agreements to construct a 311 MW wind energy facility, which will be part of the larger Clearwater Wind Development in Eastern Montana. Substantial completion of the project was achieved on January 5, 2024. PGE will own 208 MW of production capacity in these agreements. Subsidiaries of NextEra Energy Resources, LLC will own the remaining 103 MW of production capacity and will sell their portion of the output to PGE under a 30-year PPA. This additional wind capacity is not reflected in the resource and contracted capacity table above. For more information regarding the Clearwater Wind development, see “The Resource Planning Process” within the “Overview” section of Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Solar—PGE has five contracts representing 219 MW of capacity to purchase power generated from photovoltaic solar projects. Two of these projects extend to 2036 while the other three extend to 2037, 2038, and 2042, respectively. The expected energy from these solar resources will vary from the nameplate capacity due to varying solar conditions. The solar component of Wheatridge supplies the Company with 50 MW of capacity. The facility also includes 30 MW related to the battery component which is not reflected in the resource and contracted capacity table above. Subsidiaries of NextEra Energy Resources, LLC own the solar and battery components, and sell their portion of the output to PGE.

Biomass—PGE has one contract to purchase biomass energy that is set to expire in June 2024.

Green Future Impact Program— PGE has three contracts representing 360 MW of capacity to purchase power generated from renewable resources to support the Green Future Impact Program:
•a 15-year contract with Avangrid Renewables representing 162 MW from a renewable solar facility in Gilliam County, Oregon that was placed in service in January 2023. This capacity is reflected within solar purchased power in the resource and contracted capacity table above;
•a 25-year contract with Avangrid Renewables representing 138 MW from a renewable solar facility in Wasco County, Oregon that is expected to be placed in service in January 2026. This additional capacity is not reflected in the resource and contracted capacity table above; and
•a 25-year contract with Avangrid Renewables representing 60 MW from a renewable solar facility in Wasco County, Oregon that is expected to be placed in service in January 2026. This additional capacity is not reflected in the resource and contracted capacity table above.

For additional information on the Green Future Impact Program, see “Customer Choice Programs” within the Customers and Revenues section of this Item 1.

Short-term contracts—These contracts are for delivery periods of one month to one year in length. They are entered into with various counterparties to provide additional firm energy to help meet the Company’s load requirements.

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

Transmission and Distribution

Transmission systems deliver energy from generating facilities to distribution systems for final delivery to customers. PGE schedules energy deliveries over its transmission system in accordance with FERC requirements and operates one BAA in its service territory. In 2023, PGE delivered approximately 28 million megawatt hours (MWh) through 1,254 circuit miles of transmission lines operating at or above 115 kilovolts (kV).

PGE’s transmission system is part of the Western Interconnection, the regional grid in the western United States. The Western Interconnection includes the interconnected transmission systems of 11 western states, two Canadian provinces and parts of Mexico, and is subject to the reliability rules of the WECC and the NERC. PGE relies on transmission contracts with BPA to transmit a significant amount of the Company’s generation to serve its distribution system. PGE’s transmission system, together with contractual rights on other transmission systems, enables the Company to integrate and access generation resources to meet its customers’ energy requirements. PGE’s transmission system is managed on a coordinated basis to obtain maximum load-carrying capability and efficiency. PGE has joined the Western Power Pool’s resource adequacy program known as the Western Resource Adequacy Program (WRAP), which is currently expected to become a binding commitment in 2026. For further information, see “Operating Activities” within the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Environmental Matters

PGE’s operations are subject to a wide range of environmental protection laws and regulations, which pertain to air and water quality, endangered species and wildlife protection, and hazardous materials. Various state and federal agencies also regulate environmental matters that relate to the siting, construction, and operation of generation, transmission, and substation facilities and the handling, accumulation, clean-up, and disposal of toxic and hazardous substances. In addition, certain of the Company’s hydroelectric projects and transmission facilities are located on property under the jurisdiction of federal and state agencies, and/or tribal entities that have authority in environmental protection matters. The following discussion provides further information on certain environmental regulations that affect the Company’s operations and facilities.

Air Quality

Clean Air Act—PGE’s operations, primarily its thermal generating plants, are subject to regulation under the federal Clean Air Act (CAA), which addresses particulate matter, hazardous air pollutants, and GHG emissions in terms of both quantity and rate, among other things. Oregon and Montana, the states in which PGE’s thermal facilities are located, also implement and administer certain portions of the CAA and have set standards that are at least as stringent as federal standards. PGE manages its air emissions at its thermal generating plants by the use of low sulfur fuel, emissions and combustion controls and monitoring, and sulfur dioxide allowances awarded pursuant to the CAA.

Climate Change—In 2015, the United States Environmental Protection Agency (EPA) released the Clean Power Plan (CPP), under which each state would have to reduce overall carbon dioxide emissions from its power sector on a state-wide basis. In 2016, the United States Supreme Court halted implementation and enforcement of the CPP. In 2019, the EPA finalized the more narrowly focused Affordable Clean Energy (ACE) rule, which established guidelines for states to develop plans to address GHG emissions from individual, existing coal-fired plants, such as Colstrip in the case of PGE, to repeal and replace the CPP. However, in January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE rule and remanded it, in full, back to the EPA. Notwithstanding objections that the EPA intended to issue a new rule that took recent changes in the electricity sector into account, in October 2021, the U.S. Supreme Court agreed to hear an appeal of the D.C. Circuit decision. The Supreme Court, in a February 2022 decision, determined that the broad approach in the CPP regulating emissions exceeded the powers granted to the EPA by Congress. The Court did not expressly determine whether the EPA can regulate power sector GHG emissions through its other regulatory authority. In May 2023, the EPA proposed a successor rule to the CPP including CAA emissions limits and guidelines for carbon dioxide emissions from fossil-fuel fired power plants based on cost-effective and available control technologies. The Company has remained engaged in review of the EPA’s proposal that would reduce allowed emissions of CO2 from generation facilities. It is anticipated that the EPA will put the successor rule into effect in 2024.

PGE will continue to assess the rule making of the EPA, for impacts on Colstrip and the Company’s existing natural gas fleet.

In 2020, the Governor of Oregon issued Executive Order 20-04 that directed State agencies to integrate climate change and the State’s GHG emissions reduction goals into their plans, budgets, investments, and decisions to the extent allowed by law. Among other things, Executive Order 20-04, which remains in place until withdrawn or superseded:
•directed the Oregon Department of Environmental Quality (ODEQ) to adopt a program to cap and reduce GHG emissions within the State from large stationary sources, transportation fuels, and other liquid or gaseous fuels including natural gas. In response, in 2021, the ODEQ adopted the Climate Protection Plan, which among various provisions, included an exemption for electricity generation from the Company’s natural gas-fired resources; and
•modified the reduction goals of the State’s Clean Fuels Program and extended the program while increasing the required reduction in average carbon intensity of transportation fuels.

On December 20, 2023, the Oregon Court of Appeals invalidated the ODEQ’s Climate Protection Program rules on the basis that the program failed to comply with certain procedural requirements when adopting rules under the CAA. The ODEQ has announced that it will restart a rulemaking process to create a new program. PGE will continue to monitor these developments.

HB 2021—In June 2021, the Oregon Legislature passed HB 2021, which requires retail electricity providers to reduce GHG emissions associated with serving Oregon retail electricity consumers 80% by 2030, 90% by 2035, and 100% by 2040, compared to their baseline emissions levels. The baseline levels for PGE are the average annual emissions for the years 2010, 2011, and 2012 associated with the electricity sold to its retail electricity consumers as reported to the ODEQ. For additional information, see “HB 2021” in the Laws and Regulations section of the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Water Quality

Under the federal Clean Water Act, entities that require any federal license or permit to conduct an activity that may result in a discharge to waters of the United States must first receive a water quality certification or permit from the state in which the activity will occur, or obtain an appropriate waiver. In Oregon, Montana, and Washington, the environmental regulatory agencies of each state are responsible for reviewing proposed projects under such requirements to ensure that federally approved activities will meet water quality standards and policies established by the respective state. PGE works continually with state agencies to obtain permits or certificates of compliance needed for its hydroelectric operations under the FERC licenses and continues to monitor and update equipment to meet federal and state standards.

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

Hazardous Materials

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

PGE is subject to regulation by the United States Department of Energy (USDOE), which, under the Nuclear Waste Policy Act of 1982, is responsible for the permanent storage and disposal of spent nuclear fuel. PGE has contracted with the USDOE for permanent disposal of spent nuclear fuel from Trojan that is stored in the Independent Spent Fuel Storage Installation (ISFSI), an NRC-licensed interim dry storage facility that houses the fuel. The NRC approved the transfer of spent nuclear fuel to the ISFSI where it is expected to remain until permanent off-site storage is available. Shipment of the spent nuclear fuel from the ISFSI to off-site storage is not expected to be completed prior to 2059. For additional information regarding this matter, see “Trojan decommissioning activities” in Note 8, Asset Retirement Obligations, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

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

Employees and Collective Bargaining Agreements—PGE had 2,842 employees in its workforce as of December 31, 2023, with 661 employees covered under one of two separate agreements with Local Union No. 125 of the International Brotherhood of Electrical Workers (IBEW). One agreement, which expires March 2025, covers 596 employees, and the other, which expires August 2027, covers 65 employees. The partnership with IBEW is key to a holistic labor relations approach. In addition, PGE utilizes independent contractors and temporary personnel to supplement its workforce.

Competitive Pay and Benefits—PGE is committed to pay equity among its employees and offers a wide range of market-competitive benefits, including comprehensive health and welfare benefits and a 401(k) retirement plan, designed to support the physical, mental, and financial well-being of its employees.

Talent Development—PGE provides a variety of training and development programs for employees, as well as tuition reimbursement for job-related coursework. PGE offers a mentorship program for all regular, non-represented PGE employees to help support their growth and development. The PGE Board of Directors oversees executive talent development with the assistance of the Nominating, Governance, and Sustainability Committee and the Compensation, Culture and Talent Committee in an effort to increase the pool of internal candidates. At least annually, the Board conducts reviews of succession plans for senior management, which includes a review of the qualifications and development plans of potential internal candidates and diversity of the succession pipeline. PGE conducts employee engagement surveys periodically to give employees the opportunity to share their perspectives and provide feedback. Survey results are shared with PGE management so that managers can take action towards improving the employee experience.

Health and Safety—PGE is committed to providing a safe and healthy place of business for employees, customers, and the public. Management has established an Executive Safety Council that has oversight of the Company’s efforts to create a safe workplace. In addition, PGE provides various safety resources to its employees, such as safety manuals, trainings, and incident reporting tools that are all designed to incorporate safe practices into all daily activities and promote in all employees a sense of personal commitment, responsibility, and obligation regarding safety. PGE offers a variety of competitive wellness benefits to support physical, mental, social, emotional, and financial well-being. Programs include a digital wellness platform, an Employee Assistance Program that provides free and confidential wellness counseling to all employees and their families, financial education, on-site fitness facilities, volunteer opportunities, company-match on charitable contributions, and tuition reimbursement.

Diversity, Equity, and Inclusion—PGE promotes an inclusive workforce through pay equity practices, racial equity lens training, and development opportunities for employees looking to advance into management. Black, Indigenous, and People of Color comprise over 27% of its employees and management. One third of its employees and over 35% of management, including its CEO, are female. PGE also promotes diversity and economic development through its suppliers. The Company’s supplier diversity program provides an opportunity in all competitive bid events for qualified minority-owned, women-owned, disabled veteran-owned, and emerging small business suppliers.

Information about Executive Officers

The following are PGE’s current executive officers:

Name	Age	Current Position and Past Five Years Experience	Year Appointed Officer

Larry N. Bekkedahl	62	Senior Vice President, Strategy and Advanced Energy Delivery (December 2023 to present) Senior Vice President, Advanced Energy Delivery (July 2021 to December 2023), Vice President, Grid Architecture, Integration and Systems Operations (January 2019 to July 2021).	2014
M. Angelica Espinosa	46	Senior Vice President, Chief Legal and Compliance Officer (June 2023 to present) Vice President, General Counsel (March 2022 to June 2023), Deputy General Counsel and Corporate Secretary (June 2021 to March 2022), Chief Risk Officer and Vice President of Safety and Compliance at Southern California Gas Company (January 2019 to June 2021).	2022
Benjamin F. Felton	53	Executive Vice President, Chief Operating Officer (April 2023 to Present), Senior Vice President, Energy Supply at DTE Energy (July 2019 to March 2023), Senior Vice President, Electric Operations at NISOURCE, Co. (October 2018-July 2019).	2023
John T. Kochavatr	50	Vice President, Customer & Digital Solutions and Chief Information Officer (February 2018 to present).	2018
Anne F. Mersereau	61	Vice President, Human Resources, Diversity, Equity and Inclusion (January 2016 to present).	2016
Maria M. Pope	58	President (October 2017 to present) and Chief Executive Officer (January 2018 to present).	2009

Brett M. Sims	55	Vice President, Energy Supply (October 2020 to present), Senior Director of Strategy, Commercial and Regulatory Affairs (September 2017 to October 2020).	2020
Joseph R. Trpik	54	Senior Vice President, Finance and Chief Financial Officer (June 2023 to Present), Senior Vice President, Chief Accounting Officer at Exelon (May 2022 to June 2023), Senior Vice President, Chief Financial Officer and Treasurer at ComEd (November 2021 to May 2022), Senior Vice President, Chief Financial Officer at Exelon Utilities (June 2018 to November 2021).	2023

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

Changes in the global and local climate could result in more intense, frequent, and extreme weather events such as ice and snowstorms, high wind, flooding, changes in regional rainfall and snowpack levels, high heat events, drought conditions, and increased risk of wildfires. These events may disrupt energy delivery, cause power outages, or impair the use of, and damage, the Company’s facilities and transmission and distribution system. Such events could result in a reduction in revenue and an increase in additional costs to restore service, repair facilities, purchase power and fuel to serve PGE load, and procure insurance related to such impacts. The increase in additional costs could also have an adverse effect on cash flow and liquidity. In response to more intense, frequent, and severe weather events, PGE may need to make additional investments in generation, transmission, and distribution assets to enhance reliability and resiliency. Weather-related events could also cause system constraints or disrupt transmission flows, resulting in decreased reliability for customers. Severe weather may also require increased PGE personnel availability, which could result in increased operating expenses as well as increased safety risk. In certain instances, PGE relies on mutual aid support to assist in the recovery from severe weather. Lack of availability of mutual aid support could result in increased time to restore services to customers as well as increased costs and decreased customer satisfaction.

Wildfires of greater size and prevalence, such as those of a magnitude seen in Oregon in recent years, could negatively affect public safety, the resilience of the electric grid, customers’ demand for power and PGE’s ability and cost to procure adequate power and fuel supplies to provide reliable service to its customers, PGE’s ability to access the wholesale energy market, PGE’s ability to operate its generating facilities and transmission and distribution systems, PGE’s costs to maintain, repair, and replace such facilities and systems, and recovery of costs. PGE may be unable to effectively implement a PSPS and de-energize its system in the event of heightened wildfire risk, or the PSPS may not be able to prevent a wildfire, which could lead to potential liability if energized systems are determined to be the cause of wildfires that result in harm.

Capital investment and operating expenses related to this risk may not be recoverable through increases in customer prices.

Cybersecurity attacks, data security breaches, physical attacks and security breaches, acts of terrorism, or other similar events could disrupt PGE’s operations, require significant expenditures, or result in claims against the Company.

In the normal course of business, PGE collects, processes, and retains sensitive and confidential customer and employee information, as well as proprietary business information, and operates systems that directly impact the availability of electric power and the transmission of electric power in its service territory. PGE owns and operates generation, transmission, distribution, and other facilities that depend on information technology systems. The Company is exposed to, and may be adversely affected by, interruptions to its computer and information technology systems and sophisticated cyber-attacks. As with most companies, PGE has experienced attempts to breach the Company’s systems and other similar incidents. A cyber-attack may cause large-scale disruption to the U.S. bulk power system or PGE operations and could target the Company’s computer systems, software, or networks to achieve such disruption. Generation, transmission, and distribution facilities, in general, have been identified as potential targets of physical or cyber-attacks. In addition, physical attacks on transmission and distribution facilities have occurred in the United States. Despite the security measures in place, the Company’s systems and assets, and those of third-party service providers, could be vulnerable to cybersecurity attacks, data security breaches, physical attacks and security breaches, acts of terrorism, or other similar events that could disrupt operations, cause damage to the Company’s generation, transmission, or distribution facilities, impact reliability of the transmission and distribution system, information technology systems, inhibit the capability of equipment or systems to function as designed or expected, prevent service to customers or collection of revenues, or result in the release of sensitive or confidential customer, employee, or Company information. Such events could cause a shutdown of service, expose PGE to liability, or cause reputational damage. In addition, the Company may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. A breach of certain business systems could impact PGE’s ability to initiate, authorize, process, record, and report financial information. The cost of repairing damage to PGE’s facilities and infrastructure caused by acts of terrorism, and the loss of revenue if such events prevent PGE from providing utility service to its customers, could adversely impact its financial condition and results of operations. PGE maintains insurance coverage against some, but not all, potential losses resulting from these risks. However, insurance is limited in scope and subject to exceptions, and may not be adequate to protect the Company against liability in all cases and insurers may dispute or be unable to perform their obligations to the Company, or may not be available at rates that are commercially reasonable. PGE continuously seeks to maintain a robust program of security and controls, but the impact of a physical or material information technology event could have a material adverse effect on the Company’s competitive position, reputation, results of operations, financial condition and cash flows.

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

These risks could cause significant harm to workers and the public including loss of human life, significant damage to property, adverse impacts on the environment and impairment of PGE’s operations, all of which could result in financial losses that would have a material adverse effect on the Company’s results of operations and financial condition and reputational harm. PGE is also required to comply with new and changing regulatory standards involving safety compliance. The cost to comply with such requirements could be significant, and failure to meet these regulatory standards could result in substantial fines.

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

The construction of new facilities and the modifications or replacements of existing facilities is subject to risks that could result in the disallowance of certain costs for recovery in customer prices or higher operating costs.

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

REGULATORY, LEGAL, AND COMPLIANCE RISKS

PGE is subject to extensive price regulation and relies on recovery of costs, the uncertainty of which could affect the Company’s operations and costs.

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

Compliance with environmental laws and regulations may result in capital expenditures, increased operating costs and various liabilities, and adverse impacts on the Company’s results of operations.

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

A portion of PGE’s total system load is supplied with power generated from hydroelectric and wind generating resources. Operation of these facilities is subject to regulation related to the protection of fish and wildlife. Changes to the listing of various plants and species of fish, birds, and other wildlife as threatened or endangered could result in increased mitigation activities, which could have a material impact on PGE’s financial condition and results of operations. Salmon recovery plans could include further major operational changes to the region’s hydroelectric projects, including those owned by PGE and those from which the Company purchases power under long-term contracts. In addition, laws relating to the protection of migratory birds and other wildlife could impact the development and operation of transmission and distribution lines and wind projects. Also, changes to and new interpretations of existing laws and regulations could be adopted or become applicable to such facilities, which could further increase required expenditures for salmon recovery and endangered species protection and reduce the availability of hydroelectric or wind generating resources to meet the Company’s energy requirements.

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
PGE owns and operates renewable generating facilities and will own battery storage facilities, which generate federal production tax credits (PTCs) and investment tax credits (ITCs) that PGE uses to reduce its federal tax obligations. The amount of PTCs earned depends on the level of electricity output generated and the applicable tax credit rate. A variety of operating and economic parameters, including adverse weather conditions and equipment reliability, could significantly reduce the PTCs generated by the Company’s wind facilities resulting in a material adverse impact on PGE’s financial condition and results of operations. These PTCs generate tax credit carryforwards that the Company plans to utilize in the future to reduce income tax obligations. If PGE cannot generate enough taxable income in the future to utilize all of the tax credit carryforwards before the credits expire, the Company may incur material charges to earnings. The Inflation Reduction Act of 2022 allows for the sale or transfer of renewable tax credits to other taxpayers. The Company has sold and plans to continue to sell tax credits. PGE’s inability to generate, transfer, or sell these credits could have a material impact on results of operations.
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

If the capital and credit market conditions in the United States and other parts of the world deteriorate, the Company’s future cost of debt and equity capital, as well as access to capital markets, could be adversely affected. In addition, sales or issuances of substantial amounts of PGE’s common stock in the public market could cause the market price of PGE’s common stock to decline. This could impair the Company’s ability to raise additional capital through the sale of equity securities. Future sales or issuances of common stock or other equity-related securities could be dilutive to holders of common stock and could adversely affect their voting and other rights and economic interests.

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

In addition, the terms of the Company’s debt instruments may limit the payment of dividends. Under the Indenture of Mortgage and Deed of Trust, dated July 1, 1945, as amended and supplemented to date, between PGE and Wells Fargo Bank, National Association, so long as any of the first mortgage bonds are outstanding, the Company may not pay or declare dividends (other than stock dividends) on common stock or purchase or retire for a consideration (other than in exchange for other shares of PGE’s capital stock or the proceeds from the sale of other shares of capital stock) any shares of capital stock of any class, if the aggregate amount distributed or expended after December 31, 1944 would exceed the aggregate amount of PGE’s net income, as adjusted, available for dividends on common stock accumulated after December 31, 1944. At December 31, 2023, $401 million of accumulated net income was available for payment of dividends under this provision.

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

PGE currently has a syndicated unsecured revolving credit facility with several banks for an aggregate amount of $750 million. The revolving credit facility provides a primary source of liquidity and may be used to supplement operating cash flow and as backup for commercial paper borrowings. The revolving credit facility represents commitments by the participating banks to make loans and, in certain cases, to issue letters of credit. The Company is required to make certain representations to the banks each time it requests an advance under the credit facility. However, in the event of a material adverse change in the business, financial condition, or results of operations of PGE, the Company may not be able to make such representations, in which case the banks would not be required to lend. PGE is also subject to the risk that one or more of the participating banks may default on their obligation to make loans under the credit facility.

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

Volatility in these markets can affect the availability, price, and demand for power and natural gas. Disruption in power and natural gas markets could result in a deterioration of market liquidity, increase the risk of counterparty default, affect regulatory and legislative processes in unpredictable ways, affect wholesale power prices, and impair PGE’s ability to manage its energy portfolio. Changes in power and natural gas prices can also affect the fair value of derivative instruments and cash requirements to purchase power and natural gas. If power and natural gas prices decrease from those contained in the Company’s existing purchased power and natural gas agreements, PGE may be required to provide increased collateral, which could adversely affect the Company’s liquidity. Conversely, if power and natural gas prices rise, especially during periods when the Company requires greater-than-expected volumes that must be purchased at market or short-term prices, PGE could incur greater costs than originally estimated. PGE’s contract positions may not be fully hedged against commodity prices, and hedges or other risk mitigations may not protect against significant losses.

The risk of volatility in power costs is partially mitigated through the AUT and the PCAM. Application of the PCAM requires that PGE absorb certain power cost increases before the Company is allowed to recover any amount from customers. Accordingly, the PCAM is expected to only partially mitigate the potentially adverse financial impacts of forced generating plant outages, reduced hydro and wind availability, interruptions in fuel supplies, and volatile wholesale energy prices. A new mechanism, the Reliability Contingency Event (RCE), which, like the PCAM, allows for cost sharing and deferral of certain costs for specific events, was introduced through the 2024 General Rate Case,. This mechanism expires at the end of 2025.

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

Reduced river flows, unfavorable wind conditions, reduced capacity or degradation of solar panels, and forced outages at generating and battery storage facilities can increase the cost of power required to serve customers. The Company could be required to replace energy expected from these sources with higher cost power from other facilities or with wholesale market purchases, which could have an adverse effect on results of operations.

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

Although the application of the PCAM or specific contract terms could help mitigate adverse financial effects from any decrease in power supply, full recovery of any increase in power costs is not assured. Inability to fully recover such costs in future prices could have a negative impact on the Company’s results of operations, as well as a reduction in renewable energy credits and loss of PTCs related to wind generating resources.

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

Investors, lenders, rating agencies, customers, regulators, state legislatures, employees, and other stakeholders are increasing their focus on evaluating companies as corporate citizens based on their ESG programs and metrics. Based on PGE’s ESG profile, investors and lenders may elect to increase their required returns on capital offered to the Company, reallocate capital, or not commit capital as a result of their assessment of the Company’s ESG profile. Such actions by investors and lenders could increase PGE’s cost of, or access to, capital and financing.

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

Actions of activist shareholders, which can take many forms and arise in a variety of situations, could include engaging in proxy solicitations, advancing shareholder proposals, or otherwise attempting to effect changes and assert influence on the Company’s board of directors and management. Dealing with such actions could result in disruption to company operations, and divert management’s and the Company’s board’s attention and resources from PGE’s business and execution of its strategy.

Such shareholder activism could give rise to perceived uncertainties regarding PGE’s future, adversely affecting PGE’s business opportunities, ability to access capital markets, relationships with its customers and employees, and make it more difficult to attract and retain a qualified workforce. Any such actions could have a material adverse effect on the Company’s financial condition and results of operations and could cause fluctuations in the trading prices of its common stock based on market perceptions or other factors.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.    CYBERSECURITY.

PGE considers cybersecurity to be a top enterprise risk and manages the risk by following established practices for assessment, protection, response, and oversight. As a utility with critical infrastructure, both cyber and physical security will continue to be an important consideration for the Company’s future strategy and operations. The Company maintains a cybersecurity program, overseen by a cross-functional executive committee, that uses a risk-based methodology to support the security of its systems. Additional information about cybersecurity risks and the potential impact to the Company can be found in Item 1A.—“Risk Factors.” The Company has not experienced a material cybersecurity incident.

PGE utilizes the cybersecurity framework established by the National Institute of Standard and Technology (NIST) to manage cybersecurity risk. The NIST Cybersecurity Framework provides the foundation for a comprehensive view of the lifecycle for managing cybersecurity risk. All employees are required to take annual cybersecurity awareness training. The Company conducts monthly phishing campaigns in which employees are expected to report suspicious emails. If employees click on the training phishing email, they are provided immediate feedback on how to avoid phishing, in addition to being required to complete additional training. Quarterly security awareness is provided to all employees and focuses on cyber and physical security best practices.

PGE has a threat intelligence function to stay abreast of emerging cybersecurity threats. The Company’s threat identification process begins with the development of an inventory of critical enterprise processes and critical assets, which allows the Company to prioritize focus in the event of a threat. PGE’s Security Operations Center detects unauthorized entities and actions on the networks and in the physical environment, including personnel activity. Processes are tested regularly, through reviews, audits, and periodic exercises.

PGE engages a third party to attempt to penetrate its systems periodically. The Company also uses a separate third party to conduct an assessment of its cybersecurity program maturity. These assessments allow PGE to upgrade processes and mitigate gaps regularly, rather than having a static program. As a NERC registered entity, PGE is audited triennially by WECC on cybersecurity practices. The most recent audit concluded in 2023.

PGE manages third party cybersecurity risk by conducting due diligence to identify risks from third parties; requiring review and approval before onboarding a third party. Any third party that fails to meet our security requirements is subjected to additional risk screenings. PGE may decide not to move forward with a vendor that does not meet security requirements. PGE also has procured cybersecurity insurance.

Cybersecurity is a top enterprise risk in PGE’s enterprise risk management program. An enterprise-wide management group operates to evaluate the cybersecurity program’s effectiveness. The Company has an employee who functions as a Chief Security Officer, whose responsibilities include cybersecurity and who has a reporting relationship to senior management. This employee has had a twenty-five year career with the Federal Bureau of Investigation (FBI) prior to joining the Company. She served as the Confidential Advisor to the Director of the FBI, providing strategic advice across all threats allowing her to develop unique and key insights into the global cyber threat landscape, FBI cyber strategy, and cyber operations. Prior to joining the Company, she served as the Special Agent in Charge of the FBI Jacksonville Division where she led all FBI cyber investigations and operations for nation state and criminal actors. PGE has a management-level committee, the Integrated Security Executive Committee (ISEC), specifically dedicated to cybersecurity and risk issues. The ISEC meets twice each quarter and reviews risks, processes, and strategies related to cybersecurity. Members of the ISEC include the Chief Information Officer, the Chief Operating Officer, the Chief Executive Officer, and the Chief Legal and Compliance Officer. In addition, as a top enterprise risk, cybersecurity is also reviewed by the Company’s management-level Executive

Risk Committee on an annual basis, or more frequently if circumstances warrant. This broader review allows the cybersecurity risk and mitigations to be aligned with other enterprise risks, including identifying areas of overlap. Members of the Executive Risk Committee include: the Chief Executive Officer, the Chief Legal and Compliance Officer, the Chief Financial Officer, the Chief Operating Officer, the Chief Information Officer, the Senior Vice President of Strategy and Advanced Energy Delivery, and the Vice President of Energy Supply and Regulatory Affairs.

The Audit and Risk Committee of the Board of Directors has oversight of cybersecurity risk and receives briefings on a quarterly basis. The briefings are provided either by the cybersecurity team, together with a senior member of management, or are presented as part of the Audit and Risk Committee’s regular review of top enterprise risks, in which cybersecurity risk is reviewed annually or more frequently if circumstances warrant. The Audit and Risk Committee briefs the full Board of Directors at each meeting. In addition, the full Board of Directors has participated in cybersecurity exercises. The Audit and Risk Committee is also provided with information about external assessment results and action plans. There is a process in place to notify the Audit and Risk Committee promptly in the event of a material cybersecurity incident.

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

Generating Facilities

The following are generating facilities owned by PGE as of December 31, 2023 (in MW):

Facility	Location	Capacity
Wholly-owned:
Natural Gas or Oil (1):
Beaver	Clatskanie, Oregon	511
Carty	Boardman, Oregon	436
Port Westward Unit 1 (PW1)	Clatskanie, Oregon	393
Coyote Springs	Boardman, Oregon	257
Port Westward Unit 2 (PW2) (2)	Clatskanie, Oregon	214
Wind (3):
Biglow Canyon	Sherman County, Oregon	450
Tucannon River	Columbia County, Washington	267
Wheatridge	Morrow County, Oregon	100
Hydro (4):
North Fork	Clackamas River	56
Faraday	Clackamas River	46
Oak Grove	Clackamas River	43
River Mill	Clackamas River	25
T.W. Sullivan	Willamette River	18
Jointly-owned (2):
Coal:
Colstrip (5)	Colstrip, Montana	296
Hydro (4):
Round Butte (6)	Deschutes River	187
Pelton (6)	Deschutes River	57
Capacity		3,356

(1)Represents net capacity of generating unit as demonstrated by actual operating or test experience, net of electricity used in the operation of a given facility.
(2)Represents PGE’s ownership share.
(3)Represents nameplate ratings. A generator’s nameplate rating is its full-load capacity under normal operating conditions as defined by the manufacturer.
(4)Represents most favorable operating conditions which refers to the set of optimal circumstances under which a power plant or energy generation system can achieve its maximum output capacity efficiently and reliably.
(5)PGE has a 20% ownership interest in the facility, which is operated by Talen Montana, LLC.
(6)PGE has a 50.01% ownership interest in the Pelton/Round Butte hydroelectric project.

PGE’s hydroelectric projects are operated pursuant to FERC licenses issued under the FPA. The licenses for the hydroelectric projects on the three different rivers expire as follows: Clackamas River, 2055; Willamette River, 2035; and Deschutes River, 2055.

PGE and NextEra Energy Resources, LLC, a subsidiary of NextEra Energy, Inc. have entered into agreements to construct a 311 MW wind energy facility, which will be part of the larger Clearwater Wind development in Eastern Montana. Substantial completion of the project was achieved on January 5, 2024. PGE will own 208 MW of production capacity in these agreements. This additional wind capacity is not reflected in the table above.

Transmission and Distribution

PGE owns or has contractual rights associated with transmission lines that deliver electricity from its generation facilities to its distribution system in its service territory and also to the Western Interconnection. As of December 31, 2023, PGE-owned electric transmission system consisted of 1,254 circuit miles as follows: 287 circuit miles of 500 kV line; 413 circuit miles of 230 kV line; and 554 miles of 115 kV line. The Company also has 28,868 circuit miles of distribution lines that deliver electricity to its customers. PGE also has an ownership interest in, and capacity on, the following:
•14% of the 2,260 MW transmission facilities between the Colstrip switchyard to the Broadview switchyard, near Billings, Montana, and 16% of the 1,930 MW transmission facilities between the Broadview switchyard and the interconnection point with BPA’s transmission system near Townsend, Montana; and
•20% of the Northwest AC Intertie, a 4,800 MW transmission facility between the John Day Substation near the Columbia River in northern Oregon, and Malin, Oregon, near the California border. The Northwest AC Intertie is used primarily for the transmission of interstate purchases and sales of electricity among utilities, including PGE.

In addition, the Company has contractual rights to a total of 3,970 MW of BPA transmission systems.

Non-utility Real Estate

PGE owns, through a wholly owned subsidiary, its corporate headquarters building located in Portland, Oregon. As of December 31, 2023, the non-utility property, plant, and equipment balance, net of accumulated depreciation was $75 million, recorded in Other noncurrent assets on the Company’s consolidated balance sheets in Item 8.— “Financial Statements and Supplementary Data.”

PGE also owns unregulated properties that are currently or previously leased to third parties and located adjacent to PGE’s T.W. Sullivan hydro generating facility. PGE has recorded a non-utility ARO related to this site. For more information regarding the Company’s AROs, see “Asset Retirement Obligations” within the “Critical Accounting Policies and Estimates” section of Item 7.— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements in Item 8.— “Financial Statements and Supplementary Data.”

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PGE’s common stock is traded on the NYSE under the ticker symbol “POR”. As of February 8, 2024, there were 694 holders of record of PGE’s common stock.

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
•PGE’s ability to effectively implement a PSPS and de-energize its system in the event of heightened wildfire risk or implement effective system hardening programs, the inability of which could lead to potential liability if energized systems are involved in wildfires that cause harm, as well as the risk that damages from wildfires may not be recoverable through rates or insurance, resulting in impact to the financial condition or reputation of the Company;
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
•political and economic conditions;
•the impact of widespread health developments, and responses to such developments (such as voluntary and mandatory quarantines, including government stay at home orders, as well as shut downs and other restrictions on travel, commercial, social, and other activities), which could materially and adversely affect, among other things, demand for electric services, customers’ ability to pay, supply chains, personnel, contract counterparties, liquidity and financial markets;
•changes in financial or regulatory accounting principles or policies imposed by governing bodies;
•risks and uncertainties related to current or future All-Source RFP projects, including, but not limited to regulatory processes, transmission capabilities, system interconnections, inflationary impacts, supply chain constraints, supply cost increases (including application of tariffs impacting solar module imports), permitting and construction delays, and legislative uncertainty; and
•acts of war or terrorism.

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

Company Strategy

The Company exists to power the advancement of society. PGE energizes lives, strengthens communities, and fosters energy solutions that promote social, economic, and environmental progress. The Company is committed to being a clean energy leader and delivering steady growth and returns to shareholders. PGE is focused on working with customers, communities, policy makers, and other stakeholders to deliver affordable, safe, reliable electricity service to all, while increasing opportunities to deliver clean and renewable energy, reducing greenhouse gas emissions, and responding to evolving customer expectations. At the same time, the Company is building an increasingly smart, integrated, and interconnected grid that spans from residential customers to other utilities within the region. PGE is transforming all aspects of its business to empower its workforce to be even more results oriented to serve customers well. To create a clean energy future, PGE is focused on the following strategic imperatives:
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

The Company implemented a customer subscription option, the Green Future Impact Program, which is a renewable energy program that allows large business and municipality customers to have a choice in how they source their electricity. Under the Green Future Impact Program, customers can enroll in a Customer-Supplied Option (CSO) or PGE-Supplied Option (PSO). Under the CSO, participants are responsible for finding a renewable energy facility that meets established requirements and bringing those resources to PGE. Under the PSO, customers who enrolled in Phase I can receive energy from PGE-provided purchased power agreements (PPAs) for renewable resources and customers who enroll in Phase II can receive energy either from PGE-provided PPAs for renewable resources or energy from renewable resources that are PGE owned, under certain conditions.

As of December 31, 2023, the Green Future Impact Program has an approved capacity of 750 MW nameplate. Through this voluntary program, the Company seeks to support the customers’ clean energy acceleration, achieve PGE sustainability goals, mitigate cost and manage risk, and reliably integrate power.

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

Severe weather—In recent years, PGE’s territory has experienced unprecedented heat, historic ice and snowstorms, and wildfires. On January 13, 2024, the Company’s service territory encountered the first of a series of severe winter weather events, including snow, ice, and high winds that caused catastrophic damage to physical assets and resulted in widespread customer power outages. For more information regarding the January 2024 severe winter weather events, see “Declared States of Emergency” within this Overview section of this Item 7. August 2023 experienced a record-breaking heat wave with temperatures in the region reaching all-time recorded highs for the month. This resulted in a peak load demand of 4,498 MW, beating the Company’s previous all-time peak load demand, and surpassing the prior summer peak load by nearly 6%. The increase and severity of extreme weather events highlights the importance of combating the effects of climate change through decarbonizing the power supply and investing in a more reliable and resilient grid.

Investing in a Clean Energy Future

The Resource Planning Process—PGE’s resource planning process includes working with customers, stakeholders, and regulators to chart the course toward a clean, affordable, and reliable energy future. With the passage of HB 2021, PGE created a Clean Energy Plan (CEP), which articulates the Company’s strategy to meet the 2030, 2035, and 2040 emission reduction targets through an equitable transition to a decarbonized grid. The CEP is based on, and was filed in connection with, the Company’s 2023 IRP. PGE filed its first combined IRP and CEP with the OPUC on March 31, 2023. That filing projects PGE’s resource and capacity needs over the next 20 years and proposes an Action Plan to meet near-term needs, subject to the new HB 2021 emissions reduction requirements.

Throughout the remainder of 2023, PGE refreshed its forecasts, first in an Addendum filed July 7, 2023 then several times in subsequent comments in the CEP and IRP docket with the OPUC (LC 80). PGE currently estimates a total resource need of approximately 3,500 to 4,500 MW of renewable energy and non-emitting capacity in order to meet the Company’s 2030 emissions reduction target. Through the 2021 All-Source RFP, PGE procured 311 MW of wind resources and 475 MW of capacity, leaving a remaining need to procure approximately 2,700 to 3,700 MW.

On January 25, 2024, the OPUC acknowledged PGE’s IRP, subject to certain conditions, providing regulatory support for the Company to pursue the near-term resource additions articulated in the Action Plan. However, the OPUC declined to acknowledge the CEP, directing the Company to provide additional forecast of its emission reductions based on new analysis in the CEP/IRP Update to be filed in January 2025. PGE will continue to pursue its 2023 All-Source RFP while revising forecasts of emissions in the CEP.

2021 All- Source RFP

In 2021, PGE initiated its 2021 All-Source RFP public process, seeking approximately 1,000 MW of renewable resources and non-emitting dispatchable capacity, to fill the need identified in the 2019 IRP action plan and to meet a portion of the Company’s estimated 2030 need.

Pursuant to the 2021 All-Source RFP process, PGE has entered into agreements to acquire the following:
•Clearwater Wind Development—PGE and NextEra Energy Resources, LLC, a subsidiary of NextEra Energy, Inc. entered into agreements to construct a 311 MW wind energy facility, which will be part of the larger Clearwater Wind Development in Eastern Montana. PGE will own 208 MW of production capacity of the 311 MW in these agreements, with an initial expected investment of approximately $415 million, excluding an allowance for funds used during construction (AFUDC). Subsidiaries of NextEra Energy Resources, LLC will own the remaining 103 MW of production capacity and will sell their portion of the output to PGE under a 30-year PPA. Subsidiaries of NextEra Energy Resources, LLC were to design, build, and operate the facility. As of December 31, 2023, the Company has recorded $411 million, including AFUDC, in construction work-in-progress related to Clearwater. Substantial completion of the project was achieved on January 5, 2024 at a placed-in-service cost of $419 million, with $6 million in expected trailing costs remaining.
•Seaside Grid—PGE entered into an agreement to construct a 200 MW Battery Energy Storage System (BESS) in Portland, Oregon. PGE will own the resource, with an investment of approximately $360 million, excluding AFUDC. The project has an estimated commercial operation date of June 30, 2025.
•Constable BESS—PGE entered into an agreement to construct a 75 MW BESS in Hillsboro, Oregon. PGE will own the resource, with an investment of approximately $150 million, excluding AFUDC. The project has an estimated commercial operation date of December 31, 2024.
•Troutdale Grid—PGE entered into a storage capacity agreement for a 200 MW BESS in Troutdale, Oregon. NextEra Energy Resources, LLC will own the resource and will sell the capacity to PGE under a 20-year storage capacity agreement. The project has an estimated commercial operation date of December 31, 2024.

The Clearwater agreements and all BESS agreements represent the final procurement from the 2021 All-Source RFP. Resources required to meet the remaining 2030 need are anticipated to be procured through future acquisition processes, including, but not limited to, the 2023 All-Source RFP and future RFPs.

All BESS projects will be directly interconnected to PGE’s system. Energy discharge of BESS projects is reflective of the emission characteristics of the energy utilized to charge the facility. BESS projects do not add incremental emissions to the grid, and therefore, are non-emitting dispatchable capacity resources. The BESS agreements will qualify for the federal investment tax credit (ITC). The Clearwater agreements will qualify for PTCs and will be eligible under Oregon’s RPS. The agreements will be subject to prudency review by the OPUC.

In February 2022, NewSun Energy LLC (NewSun) filed a petition for judicial review in the Marion County Circuit Court against the OPUC, challenging the scoring methodology in the 2021 All-Source RFP. PGE joined in the case as an intervenor. NewSun also filed a motion to stay the 2021 All-Source RFP process, which the Court subsequently denied. The OPUC filed a motion to dismiss the case and PGE joined the OPUC’s motion to dismiss. NewSun opposed the motion. In May 2022, the Court granted the motion to dismiss to which NewSun responded in June 2022 by filing a notice of appeal with the Court of Appeals of the State of Oregon. After receiving multiple extensions, NewSun filed its opening brief in the appeal in February 2023 and PGE filed a response brief on June 1, 2023. On August 1, 2023, PGE filed a notice asking the Court to dismiss the case. That motion remains pending. Oral argument in this case is scheduled for March 18, 2024.

In October 2022, NewSun filed a petition in Deschutes County Circuit Court seeking review of the OPUC order acknowledging, with conditions, PGE’s 2021 All-Source RFP shortlist. PGE intervened in this case and, on March 16, 2023, filed a motion to dismiss. On September 7, 2023, the judge granted PGE’s motion to dismiss. On November 19, 2023, NewSun filed a notice of appeal in the Court of Appeals of the State of Oregon.

PGE cannot predict the outcome of these proceedings or potential impact, if any, to its ongoing 2021 All-Source RFP process.

2023 All-Source RFP

PGE filed notice with the OPUC on January 31, 2023 that an RFP in 2023 was needed to procure resources to meet a forecasted 2026 capacity shortfall and to make continued progress toward decarbonization targets under HB 2021. These actions were consistent with the 2023 IRP Action Plan and CEP. The filing included PGE’s request for a partial waiver of the OPUC’s competitive bidding rules, which was approved by the OPUC on April 18, 2023, and outlined PGE’s recommended timeline for obtaining necessary regulatory approvals. PGE filed the draft 2023 All-Source RFP with the OPUC on May 19, 2023 and regulatory approval was granted in January 2024. The Company issued the RFP to market on February 2, 2024, seeking bids for resources that can provide non-emitting dispatchable capacity and renewable generation. The Company will accept and evaluate bids during the first quarter of 2024 and present a shortlist of top-performing projects for OPUC acknowledgement later in the year.

Transmission Upgrades

In alignment with local and regional transmission plans, the 2023 IRP Action Plan, and CEP, PGE is evaluating and implementing upgrades to existing transmission resources and expansions of current transmission networks. Transmission resource actions are intended to alleviate congestion, improve regional adequacy and reliability, enable decarbonization goals, and address growing customer demand.

Building a resilient grid—To serve communities with clean energy, PGE’s grid of the future will need to be smart and adaptive. Highlights of PGE’s key investments and plans for building a resilient grid include:
•Wildfire Mitigation—PGE plans and implements a Wildfire Mitigation Program (WMP), developing and coordinating activities across the Company and with state-wide stakeholders. The 2024 WMP forecasts $45 million in operations and maintenance costs and an additional $43 to $49 million in capital investments to continue system hardening efforts, expand situational awareness capabilities, implement specific inspection and maintenance along with vegetation management, raise community and customer awareness, and take operational actions within high fire risk zones. PGE strives to improve regional safety by reducing the risk that PGE’s electric utility infrastructure could cause a wildfire, while limiting the impacts of PSPS events and other mitigation activities on customers and increasing the resiliency of PGE assets to wildfire damage. During 2023, PGE invested $18 million in capital projects related to wildfire mitigation and resiliency and utility asset management, consistent with the 2023 WMP.
•Virtual Power Plant (VPP)—PGE’s VPP is a production resource comprised of Distributed Energy Resources (DERs) and flexible loads that are managed through technology platforms to provide grid and power operations services. PGE’s customer offerings related to energy efficiency and flexible load programs, rooftop solar, battery storage, and electric vehicle charging solutions support grid reliability and increase portfolio flexibility and resource diversity. These distributed energy resources are the foundation of PGE’s VPP that will provide a growing suite of grid and system services over time. When coordinated through the Company’s DER Management Systems, DERs and flexible loads support cost-effective decarbonization, advance customer and community energy resiliency, promote customer engagement with the energy system, and unlock additional grid services that enhance PGE’s operation of a dynamic two-way system. In 2023, PGE saw record energy demand of 4,498 MW on August 14. Customer actions that day, orchestrated through the VPP, reduced load by more than 90 MW, helping avoid customer service interruptions and reducing exposure to scarcity pricing in energy markets.
•Distribution System Plan (DSP)—In 2021 and 2022, PGE filed its inaugural DSP in two parts, which were accepted by the OPUC in March 2022 and February 2023, respectively. The DSP outlines distribution system assets, describes how the Company plans for new load including distributed resources such as electric vehicles (EVs) and Solar Photovoltaic installations, and presents the vision for modernizing the grid to enable accelerated decarbonization and customer participation in meeting PGE’s clean energy goals. The Company is in the process of compiling the next DSP, which is expected to be filed by the first quarter of 2025.

Electrify the economy—To help Oregon reach its decarbonization goals, PGE is working to build a safe, reliable, and affordable, economy-wide, clean energy future. The Company is committed to increasing electrification of buildings and supports the accelerating pace of vehicle electrification for our customers, as well as its own vehicle fleet.

Transportation electrification is one of the most significant ways to reduce GHG emissions in Oregon. PGE is engaged with customers and communities to manage electric vehicle (EV) charging load, develop infrastructure projects aimed at improving accessibility to electric vehicle charging stations, build fleet partnerships, and offer programs to encourage customers to advance transportation electrification.

In 2021, the Oregon legislature enacted HB 2165, ensuring the OPUC has clear and broad authority to allow electric company investments in infrastructure to support transportation electrification. In 2023, PGE’s second Transportation Electrification (TE) plan was filed and accepted by the OPUC. The TE plan considers current and planned activities, along with EV forecasts and potential system impacts. The 2023 TE plan represents a continuation of the approach and programmatic efforts found within PGE’s 2019 TE plan while also outlining the Company’s current strategy to integrate TE into utility business in order to plan, service, and manage EV load.

In the 2023 to 2025 period covered by the 2023 TE plan, capital expenditures are expected to be approximately $25 million. The final 2023 TE plan was accepted by the OPUC on October 17, 2023. In October 2023, the OPUC accepted the planned activities associated with TE.

Businesses and families continue to turn to electricity to serve their home and workplace needs. PGE continues to pursue advanced technologies to enhance the grid, pursue distributed generation and energy storage, and develop microgrids and the use of data and analytics to better predict demand and support energy-saving customer programs.

Laws and Regulations

Federal Grants—In November 2021, the $1.2 trillion Infrastructure Investment and Jobs Act (IIJA), which includes approximately $550 billion of new federal spending, was signed into law. PGE continues to pursue multiple areas under the IIJA, and other state and federal programs, for potential grant funding of projects. These projects target improvements in electrical system reliability and resiliency, wildfire situational awareness and mitigation, greater communications capabilities, advancements in customer usage analytics using artificial intelligence, renewable resources and advanced electrical grid support, hydro generation operations, hydrogen production, and regional transmission capacity constraints.

As of December 31, 2023, PGE has submitted 16 full federal grant applications and has been awarded eight grants totaling $314.4 million, including the following:
•U.S. DOE Bethel-Round Butte Transmission Line Upgrade—The U.S. DOE selected the Confederated Tribes of Warm Springs (CTWS), in partnership with PGE, for a $250 million grant to upgrade the existing 230 kV Bethel-Round Butte Transmission line to 500 kV. The project will accelerate the development of transmission capacity, enabling new carbon-free generation in Central and Eastern Oregon to reach customer demand loads in Western Oregon. The added capacity and associated upgrades will also increase resiliency of the transmission system as well as resiliency of the CTWS Tribal communities by increasing resources available to the Tribes to support adaptation and response strategies. The U.S. DOE and PGE are negotiating the final funding and scope for the line upgrade as part of a multi-year process.
•U.S. DOE Smart Grid Chip—The U.S. DOE selected a PGE-led consortium for a $50 million grant for the Smart Grid Chip project. The project will enable real-time information at each meter to improve the visibility of the electrical system to grid operators, providing detection of potential operational problems and shorten outage times, ultimately helping to anticipate and mitigate the impacts of extreme weather on grid resiliency. The DOE and PGE are negotiating the final funding and scope for the project as part of a multi-year process.

PGE is in the process of assessing the impacts of these federal grants on the Company’s results of operations. Although PGE continues to apply for additional grants, the Company cannot predict the ultimate timing and success of securing funding from federal programs.

Inflation Reduction Act of 2022—The Inflation Reduction Act of 2022 (IRA) was signed into law in August 2022 with a majority of the provisions effective for tax years beginning after December 31, 2022.
The United States Treasury and the Internal Revenue Service released extensive rules addressing credit transfer eligibility and application, including but not limited to, required registration, filing, and documentation for transferors and transferees to elect and claim a credit transfer. On December 12, 2023, PGE received approval from the OPUC to transfer 2023 production tax credits and record any difference in the full value and the discounted value in a property balancing account. Consistent with options available under the IRA, PGE sold credits during 2023 and intends to sell credits in the future.
Compared to previous resource planning processes, the Company believes the new tax incentives will provide additional investment opportunities for PGE and result in lower customer prices. Increased capital expenditures in such investment opportunities would likely result in additional financing needs through debt and equity instruments.

HB 3143—In June 2023, the Oregon Legislature passed HB 3143, which was signed by the Governor on August 1, 2023. HB 3143 allows the OPUC to authorize the State’s investor-owned utilities, including PGE, to issue bonds and securitize debt for expenses associated with declared emergency events. The bill enables PGE, after a public process and rigorous review and approval by the OPUC, to issue, at a minimum, investment grade bonds to pay for the costs of declared emergencies.

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

Regulated entities are required to, and will continue to, report annual GHG emissions to the ODEQ, as they are required to do today. In threshold years, and every year thereafter, the OPUC will use the data reported to the ODEQ for that compliance year to determine whether the reduction targets are met.

Utilizing the methodology per the ODEQ’s Greenhouse Gas Reporting Protocol for investor-owned utilities, PGE’s preliminary percentage of 2023 retail load served by non-emitting resources is 32 percent as of December 31, 2023.

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

PGE ceased coal fired operation at its Boardman generating facility (Boardman) in 2020 and decommissioning of the plant is substantially complete. The Company has a 20% ownership share in Colstrip Units 3 and 4 coal-fired generation plant (Colstrip) and in response to SB 1547, PGE filed a tariff request in 2016 with the OPUC and received approval to accelerate recovery of the Company’s investment in Colstrip from 2042 to 2030.

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

General Rate Case—In February 2023, PGE filed with the OPUC a GRC based on a 2024 test year (2024 GRC). All items, including NVPC, have been resolved. The OPUC authorized a:
•capital structure of 50% debt and 50% equity;
•return on equity of 9.5%; and
•cost of capital of 6.993%, which reflects updates for actual and forecasted debt costs.

The OPUC approved an annual revenue requirement increase of $391 million and an average rate base of $6.2 billion. New customer prices, as approved by the OPUC, became effective January 1, 2024.

Key elements of the OPUC’s Orders in the 2024 GRC include:
•resolution of all issues concerning recovery of costs included in the 2024 GRC for the Faraday Resiliency and Repowering Project;
•provision, which will sunset after December 31, 2025, to recover 80% of costs for Reliability Contingency Events (RCE), as defined in the settlement, above amounts forecasted in the AUT without application of an earnings test, and allowance for the remaining 20% to flow through the existing PCAM;
•establishment of a balancing account that will sunset after December 31, 2026, for recovery of routine vegetation management expenses; and
•authorization of a tariff filing, which the Company submitted to the OPUC on January 26, 2024, that proposes for residential and small non-residential customers weather-normalized decoupling that would sunset after December 31, 2025.

Complete details of the 2024 GRC (OPUC Docket UE 416) is available on the OPUC Internet website at www.oregon.gov/puc.

COVID-19 impacts—In March 2020, PGE filed an application with the OPUC for deferral of lost revenue and certain incremental costs, such as bad debt expense, related to COVID-19. PGE’s deferral application was approved by the OPUC in October 2020 with final stipulations for the Term Sheet approved in November 2020.

As of December 31, 2023 and December 31, 2022, PGE’s deferred balance was $14 million and $22 million, respectively, comprised primarily of bad debt expense in excess of what was collected in customer prices. PGE filed a request for amortization of deferred amounts on December 16, 2022, which reflected a $12 million adjustment primarily related to bad debt write-offs being lower than estimated. On March 21, 2023, Advice No. 22-45 was approved by the OPUC, allowing for amortization of deferred amounts over a two-year period beginning April 1, 2023.

Wildfire mitigation—Under SB 762, enacted in July 2021, PGE encountered incremental costs and investments related to intensifying efforts on its system to mitigate the risk of wildfire and improve resiliency to wildfire damage. These efforts include enhanced tree and brush clearing, hardening equipment, and making emergency plans in close partnership with local, state, and federal land and emergency management agencies to further expand the use of a PSPS, if the need should arise. Pursuant to SB 762, PGE submitted its 2023 risk-based Wildfire Mitigation Plan to the OPUC in December 2022 and it was approved in Order 23-221 on June 26, 2023.

As of December 31, 2023 and December 31, 2022, PGE’s deferred balance related to wildfire mitigation, net of amortization, was $29 million and $28 million, respectively. The 2023 balance is comprised of:
•Base Rates - The outcome of PGE’s 2022 GRC provided an annual amount of $24 million to be collected in base rates in regard to wildfire mitigation efforts beginning May 9, 2022. As of December 31, 2023, there was $1 million in the balancing account.
•Previously Deferred - Prior to establishing the base rates collection noted above, PGE had deferred incremental costs related to wildfire mitigation and as of December 31, 2023 this balance is $28 million. On July 1, 2022, PGE filed an application for reauthorization of OPUC Docket UM 2019 to defer incremental wildfire mitigation costs that exceed the amount granted in base rates. On May 10, 2023, in Order No. 23-173, the OPUC approved an automatic adjustment clause mechanism to recover wildfire mitigation costs (capital and expense). PGE and certain parties agreed to a stipulation, which was adopted by the OPUC on October 18, 2023, that allows PGE to begin amortizing $27 million comprised of $23 million related to the September 30, 2023 deferred operating expense balance of $31 million and $4 million for capital related revenue requirement.

Beginning January 1, 2024, PGE will remove collections related to wildfire mitigation costs (for both capital and expense) from base prices and include the forecasted costs within the automatic adjustment clause in a separate tariff to begin April 1, 2024. Differences between actual and forecasted costs will be recorded as regulatory assets or liabilities within the automatic adjustment clause balancing account, which will not be subject to an earnings test.

Declared states of emergency—In September 2021, the OPUC issued an order that approved a pre-authorized deferral of costs associated with declared states of emergency. Qualifying events would include federal or state declared emergencies with impacts on PGE’s service territory. Previously the Company had to file a request for deferred accounting when an event of that nature occurred, and had to seek OPUC approval of such deferred accounting applications to be effective. With this order, PGE would provide notice of an event that qualifies within 30 days of the declared state of emergency and would not need to seek OPUC approval to apply deferred accounting treatment for incremental costs related to the emergency. The OPUC maintains responsibility to review utility requests to amortize deferred amounts in customer prices, including a review of utility prudence in a future proceeding, among other requirements. As of December 31, 2023, PGE had not recorded any costs under this deferral order.

Beginning January 13, 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. Along with over a dozen mutual assistance crews, PGE repaired damage and restored power to over 500,000 customers throughout the storm and the days that followed.

PGE currently estimates the incremental incurred and future costs to repair damage to PGE’s transmission and distribution systems and restore power to customers could range from $50 million to $60 million, with $35 million to $45 million of that range estimated to represent operating expenses associated with transmission and distribution. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which will allow PGE to seek recovery of incremental storm expenses through the previously filed emergency deferral. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC, under Docket UM 2190, related to the emergency restoration costs for the January storm and expects to defer a significant portion of these costs as regulatory assets.

Due to the storm and corresponding impact on power markets, PGE has incurred a substantial amount of incremental net variable power costs compared to what was anticipated in the 2024 AUT. PGE believes that a portion of the storm will qualify as a Reliability Contingency Event (RCE) as approved by the OPUC in PGE’s 2024 GRC. Under the RCE mechanism, PGE is allowed to pursue recovery of 80% of costs for RCEs above amounts forecasted in the Company’s AUT, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. Estimates of the total cost for the RCE are still under development, however the Company believes total costs could be in the range of $85 million to $100 million. Full impacts cannot be determined until all settlements and invoices are received for the period to which the RCE applies. PGE expects to defer a significant majority of these costs through its various OPUC approved mechanisms over net variable power costs.

PGE believes it has adequate liquidity to cover the event.

Power costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2023 AUT included a final increase in power costs for 2023, and a corresponding increase in annual revenue requirement of $186 million from 2022 levels, which were reflected in customer prices effective January 1, 2023. The 2024 AUT contains a $216 million increase in NVPC that will be recovered in customer prices beginning January 1, 2024. For more information regarding the PCAM, see “Power operations” within this Overview section of Item 7.

Portland Harbor Environmental Remediation Account (PHERA) mechanism—The EPA has listed PGE as one of over one hundred Potentially Responsible Parties (PRPs) related to the remediation of the Portland Harbor

Superfund site. As of December 31, 2023, significant uncertainties still remained concerning the precise requirements for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision (ROD) issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. Stakeholders have raised concerns that EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording an estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the recovery mechanism allows the Company to defer and recover estimated liabilities and incurred legal and technical analysis expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, including, but not limited to, insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures were to be deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 19, Contingencies in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

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

In the 2022 GRC, parties reached an agreement that eliminated PGE’s decoupling mechanism upon the effective date of new customer prices that resulted in May 2022. Pursuant to the 2022 GRC Order, the OPUC adopted the agreement such that deferrals would not occur after 2022, although amortization of then previously recorded deferrals was to continue as scheduled until collected or refunded in future customer prices. For the year ended December 31, 2022, with OPUC approval, PGE is collecting $5 million in customer prices over a one-year period that began January 1, 2024. In the 2024 GRC filing, the Company included a concept proposal that could lead to resuming decoupling, with certain modifications. As stipulated in the 2024 GRC settlement agreement, PGE made a tariff filing, on January 26, 2024, that proposes weather-normalized decoupling, which would begin April 1, 2024 and sunset after December 31, 2025, for residential and small non-residential customers. The proposal seeks a 3% annual limit on collections or refunds and a balancing account, which would carry forward to subsequent years for refund or recovery, to capture any amounts that exceed the limit.

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

Renewable recovery framework—As previously authorized by the OPUC, the RAC is a primary method available to recover costs associated with renewable resources. The RAC allows PGE to recover prudently incurred costs of renewable resources through filings made each year, outside of a GRC. Under the RAC, during 2023, the Company submitted a filing for Clearwater that went into service January 5, 2024. PGE estimates the requested tariff, to begin June 1, 2024, will result in an overall $28 million reduction in annual revenues, which results from customer credits. The Company plans to defer the revenue requirement between January 5, 2024 and May 31, 2024 for consideration in a future regulatory proceeding.

In the 2019 GRC Order, the OPUC authorized the inclusion of prudent costs of energy storage projects associated with renewables in future RAC filings, under certain conditions.

Operating Activities

In addition to electricity provided by PGE’s own generation portfolio, to meet retail load requirements and balance energy supply with customer demand, manage risk, and administer its long-term wholesale contracts, the Company purchases and sells electricity in the wholesale market. PGE also performs portfolio management and wholesale market sales services for third parties in the region. The Company participates in the western EIM, which allows, among other things, more renewable energy integration into the grid by better complementing the variable output of renewable resources. The Company also purchases natural gas in the United States and Canada to fuel its generation portfolio and sells excess gas back into the wholesale market.

PGE generates revenues and cash flows primarily from the sale and distribution of electricity to its retail customers in Oregon. The impact of seasonal weather conditions on demand for electricity can cause the Company’s revenues, cash flows, and income from operations to fluctuate from period to period. Historically, PGE had experienced its highest MWa deliveries and retail energy sales during the winter heating season and recorded its current winter peak load in December 2022. Summer peak deliveries have continued to exceed those of the winter months for several years, generally resulting from air conditioning demand and the trend toward a warmer overall climate. During the summer of 2023, demand reached a new all-time high, surpassing the previous mark, which was set in 2021. For further information regarding seasonal fluctuations, see “Seasonality” in the Customers and Revenues section in Item 1.—“Business.” Retail customer price changes and customer usage patterns, which can be affected by the economy, also have an effect on revenues. Wholesale power availability and price, hydro and wind generation, and fuel costs for thermal plants can also affect income from operations. PGE has taken measures to enhance the availability of supply chain-constrained items that are needed to serve new and existing customers, such as advance ordering of critical materials, pre-securing manufacturing capacity with strategic partners, and evaluating availability with established and new suppliers. PGE has also taken measures to help mitigate cost increases through long term agreements, supplier engagement and expanding the supply base.

Customers and demand—The following tables present total energy deliveries and the average number of retail customers by type for 2023 and 2022.

Energy deliveries (MWh in thousands)	2023	2022	% Increase/ (Decrease)
Retail:
Residential	7,952	8,088	(1.7)%

Commercial (PGE sales only)	6,601	6,650	(0.7)
Direct Access	577	548	5.3
Total Commercial	7,178	7,198	(0.3)

Industrial (PGE sales only)	4,578	4,167	9.9
Direct Access	1,715	1,778	(3.5)
Total Industrial	6,293	5,945	5.9

Total (PGE sales only)	19,131	18,905	1.2
Total Direct Access	2,292	2,326	(1.5)
Total retail energy deliveries	21,423	21,231	0.9%
Wholesale energy deliveries	6,950	6,000	15.8
Total energy deliveries	28,373	27,231	4.2%

Average number of retail customers	2023		2022		% Increase/ (Decrease)
Residential	815,920	88%	809,573	88%	0.8%
Commercial	112,204	12	112,127	12	0.1
Industrial	196	—	192	—	2.1
Direct access	540	—	552	—	(2.2)
Total	928,860	100%	922,444	100%	0.7%

In 2023, retail energy deliveries increased 0.9% from 2022, with increases in demand from industrial customers outweighing the decreases seen in the residential and commercial classes. The industrial class has experienced an increase in energy deliveries, due primarily to continued growth in the high-tech and digital services sectors. Compared to the prior year, weather had a negative impact on deliveries, as warm weather in the fourth quarter more than offset cooler temperatures early in the year. In 2022, PGE began to see decreases in average residential usage on a weather-adjusted, year over year basis, however expects that the shift that has occurred with respect to hybrid work schedules will have lasting impacts on average usage.

Residential energy deliveries, which are most sensitive to fluctuations in temperatures, were 1.7% lower in 2023 than 2022, due to a 2.5% decrease in average usage per customer, which resulted largely from warmer fourth quarter temperatures, and was partially offset by an 0.8% increase in the average number of customers.

Commercial energy deliveries were fairly stable in 2023 with the prior year, showing a decrease of 0.3%. While COVID-19 related recovery has largely occurred, continued impacts of programmatic energy efficiency and uncertainty in economic conditions have tempered commercial growth in 2023.

Industrial energy deliveries increased 5.9% in 2023 due to continued strength in the high-tech manufacturing and digital service sector. Several large customers experienced continued growth in 2023 and new data center facilities came online.

Total heating degree-days, an indication of electricity use for heating, declined 6% in 2023 from 2022 in total, and was 6% below the 15-year moving average. However, while 2023 began with low temperatures and high seasonal heating demand, that pattern reversed in the second quarter as heating degree-days fell below prior year and seasonal averages. Correspondingly, cooling degree-days, a similar indication of the extent to which customers were likely to have used electricity for cooling, exceeded the 15-year average by 50%, although were only 4% above the 2022 total, illustrating that the two most recent summer seasons have been exceedingly warm compared to historical averages. The Company experienced a new record winter peak load in December 2022 of 4,113 MW and a new summer peak in August 2023 of 4,498 MW. The warm temperatures persisted through the balance of the year, with actual temperatures in the fourth quarter, which is normally a high heating demand period, being among the warmest ever recorded.

The following table presents the number of heating and cooling degree-days in 2023 and 2022, along with the current 15-year averages, reflecting the influence that weather had on comparative energy deliveries.

	Heating Degree-Days			Cooling Degree-Days
	2023	2022	15-Year Average	2023	2022	15-Year Average
1st quarter	1,927	1,761	1,840	—	—	—
2nd quarter	554	760	628	195	75	101
3rd quarter	45	6	65	687	745	493
4th quarter	1,319	1,576	1,552	16	45	5
Total	3,845	4,103	4,085	898	865	599
Increase (decrease) from the 15-year average	(6)%	—%		50%	44%

On a weather-adjusted basis, total retail deliveries increased 1.4 % from 2022. The increase was driven by a 5.9% growth in industrial deliveries, partially offset by a 0.2% decline in commercial energy deliveries and a 0.5% decrease in weather-adjusted deliveries to residential customers, as average use per customer has declined from the highs seen during the first two years of the COVID-19 pandemic. The Company projects that retail energy deliveries for 2024 will be between 2% and 3% above 2023 weather-adjusted levels, reflecting continued growth in industrial deliveries.

ESSs supplied Direct Access customers with energy representing 11% of PGE’s total retail energy deliveries during 2023 and 2022. The maximum retail load allowed to be supplied under the fixed three-year and minimum five-year opt-out programs represent 12% of the Company’s total retail energy deliveries for 2023. With the adoption of the New Large Load Direct Access program in 2020, as much as 17% of the Company’s 2023 energy deliveries could have been supplied by ESSs.

Power operations—PGE utilizes a combination of its own generating resources and wholesale market transactions to meet the energy needs of, and obtain reasonably-priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts. Based on numerous factors, including plant availability, customer demand, river flows, wind conditions, and current wholesale prices, the Company continuously makes economic dispatch decisions in an effort to obtain reasonably-priced power for its retail customers. PGE also purchases wholesale natural gas in the United States and Canada to fuel its generating portfolio and sells excess gas back into the wholesale market. As a result, the amount of power generated and purchased in the wholesale market to meet the Company’s retail load requirement can vary from period to period and impacts NVPC and income from operations.

The following table provides information regarding the performance of the Company’s generation portfolio.

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total retail load
	2023	2022	2023	2022	2023	2022
Thermal:
Natural gas	85%	86%	99%	81%	54%	41%
Coal (3)	90	89	99	100	11	11
Wind (4)	98	82	88	81	9	9
Hydro	89	94	69	81	6	5

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

Energy received from PGE-owned and jointly-owned thermal plants in 2023 compared to 2022 increased by 27%. This increase is primarily driven by economic dispatch decisions and to replace shortfalls from hydro and wind resources. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from all hydroelectric sources, both PGE-owned generation and purchased, decreased 21% in 2023 compared to 2022 primarily due to less favorable hydro conditions in the current period. Energy purchased from mid-Columbia and other regional hydroelectric projects decreased 26% while energy generated by the Company-owned facilities increased 11% in 2023. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 80 years of historical stream flow data. For further detail on regional hydro results, see “Purchased power and fuel” in the Results of Operations section in this Item 7.

Energy received from PGE-owned wind resources and under contracts increased 7% in 2023 compared to 2022. While 2023 saw less favorable wind conditions, unplanned plant outages in 2022 that did not reoccur resulted in the overall net increase year over year. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

Under the PCAM, PGE may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the Company’s PCAM as calculated for regulatory purposes for 2023 and 2022:
•For 2023, actual NVPC was above baseline NVPC by $5 million, which was within the established deadband range. Accordingly, no estimated collection from customers was recorded as of December 31, 2023. A final determination regarding the 2023 PCAM results will be made by the OPUC through a public filing and review in 2024.

•For 2022, actual NVPC was above baseline NVPC by $23 million, which was within the established deadband range. Accordingly, no estimated collection from customers was recorded as of December 31, 2022.

Results of Operations

The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.

The results of operations are as follows for the years presented (dollars in millions):

	Years Ended December 31,		% Increase (Decrease)
	2023	2022
	Amount	Amount
Total revenues	$2,923	$2,647	10%
Operating expenses:
Purchased power and fuel	1,190	988	20
Generation, transmission and distribution	374	348	7
Administrative and other	341	340	—
Depreciation and amortization	458	417	10
Taxes other than income taxes	164	157	4
Total operating expenses	2,527	2,250	12
Income from operations	396	397	—
Interest expense, net *	173	156	11
Other income:
Allowance for equity funds used during construction	19	14	36
Miscellaneous income, net	31	17	82
Other income, net	50	31	61
Income before income taxes	273	272	—
Income tax expense	45	39	15
Net income	$228	$233	(2)%

* Includes an allowance for borrowed funds used during construction of $13 million in 2023 and $7 million in 2022.

2023 Compared to 2022

Net income for 2023 decreased $5 million from 2022. In 2023, higher Purchased power and fuel costs more than offset increases in Retail revenues authorized by the OPUC in the AUT in anticipation of higher NVPC. Retail revenues also increased due to an overall increase in deliveries, although that demand impact was more than offset by the average price result of the relative mix of deliveries among customer classes. Warm temperatures in the latter portion of 2023 suppressed demand from residential customers while the industrial class continued to show strength. The impact of higher natural gas and electricity prices coupled with increased customer demand added upward pressure on Purchased power and fuel expense. Wholesale sales increased, driven largely by economic dispatch decisions and portfolio positions, which contributed to reducing NVPC. Operating expenses reflect the additional charges that resulted from the amortization of prior deferrals, vegetation management and wildfire mitigation efforts, and increased run hours at generation facilities in 2023.The increase in Depreciation and amortization reflect higher utility plant balances and charges resulting from prior regulatory deferrals. Interest expense rose primarily due to higher long-term debt and outstanding commercial paper balances. Other income was up due to favorable market changes on the non-qualified benefit trust, higher AFUDC equity income driven by higher construction work-in-progress balances in 2023, the recognition of previously deferred equity interest income in conjunction with amortization of regulatory deferrals that began in 2023, and higher other regulatory interest income, all of which was partially offset by a prior year settlement gain on a benefit plan.

Total revenues consist of the following for the years presented (in millions):

	2023	2022	% Increase (Decrease)
Retail:
Residential	$1,263	$1,158	9%
Commercial	800	723	11
Industrial	349	289	21
Subtotal	2,412	2,170	11
Direct Access:
Commercial	8	12	(33)
Industrial	19	23	(17)
Subtotal	27	35	(23)
Subtotal Retail	2,439	2,205	11
Alternative revenue programs, net of amortization	11	11	—
Other accrued (deferred) revenues, net	(3)	7	(143)
Total retail revenues	2,447	2,223	10
Wholesale revenues	418	363	15
Other operating revenues	58	61	(5)
Total revenues	$2,923	$2,647	10%

Total retail revenues—The following items contributed to the increase in Total retail revenues for the year ended December 31, 2023 compared to the year ended December 31, 2022 (dollars in millions):

Year ended December 31, 2022	$2,223
Change in prices as a result of the AUT, approved by the OPUC (partially offset in Purchased power and fuel)	186
Recovery of deferrals for 2020 Labor Day wildfire and 2021 ice storm	26
Retail energy deliveries driven by changes in customer load	18
PCAM collection, offset in Purchased power and fuel expense	14
Wildfire mitigation revenue (offset in Generation, transmission and distribution)	12
Colstrip depreciation life adjustment (offset in Depreciation and amortization expense)	9
Boardman settlement refund, net of amortization	(5)
Average price of energy deliveries due primarily to the relative mix of deliveries among customer classes	(44)
Combination of various supplemental tariffs and adjustments	8
Year ended December 31, 2023	2,447
Change in Total retail revenues	$224

Wholesale revenues result from sales of electricity to utilities and power marketers made in the Company’s efforts to meet the needs of, and secure reasonably priced power for, its retail customers, manage risk, and administer its current long-term wholesale contracts. Such sales can vary significantly from year to year as a result of economic conditions, power and fuel prices, hydro and wind availability, and customer demand.

In 2023, a $55 million, or 15%, increase from 2022 in wholesale revenues occurred as sales volumes increased 16%, which resulted in a $57 million increase. Partly offsetting that increase was a $2 million decrease in average prices received when the Company sold power into the wholesale market. Elevated sales prices continued during 2023 and have resulted from several factors, including reduced hydro generation in the region, the economic recovery, strong demand, and ongoing capacity limitations in the region.
Other operating revenues decreased $3 million, or 5%, in 2023 from 2022, primarily as a result of market conditions in 2022 that allowed the Company to sell natural gas in excess of amounts needed for the Company’s generation portfolio back into the wholesale market at gains that have exceeded those experienced during 2023.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the increase in Purchased power and fuel for the year ended December 31, 2023 compared to the year ended December 31, 2022 (dollars in millions, except for average variable power cost per MWh):

Year ended December 31, 2022	$988
Average variable power cost per MWh	278
Total system load	(91)
2021 PCAM deferral amortization	15
Year ended December 31, 2023	1,190
Change in Purchased power and fuel	$202

Average variable power cost per MWh:
Year ended December 31, 2022	$37.71
Year ended December 31, 2023	$43.26

Total system load (MWh in thousands):
Year ended December 31, 2022	26,215
Year ended December 31, 2023	27,169

For the year ended December 31, 2023, the $278 million increase related to the change in average variable power cost per MWh was primarily driven by a 17% increase in the average cost for purchased power, and a 77% increase in the average cost of power from the Company’s own generation, driven primarily by the settlement of physical and financial gas contracts. The $91 million decrease related to total system load was primarily due to the change in mix of sources of energy with purchased power declining 16% resulting in a $131 million decrease, offset by a 23% increase in energy obtained from PGE’s own generation resulting in a $40 million increase.
PGE’s sources of energy, total system load, and retail load requirement for the years presented are as follows:

	Years Ended December 31,
	2023		2022
Sources of energy (MWh in thousands):
Generation:
Thermal:
Natural gas	10,981	40%	8,242	31%
Coal	2,214	8	2,186	8
Total thermal	13,195	48	10,428	39
Hydro	1,144	4	1,027	4
Wind	1,918	7	1,765	7
Total generation	16,257	59	13,220	50
Purchased power:
Hydro	4,646	17	6,297	24
Wind	846	3	824	3
Solar	1,055	4	723	3
Natural Gas	184	1	33	—
Waste, Wood and Landfill Gas	163	1	168	1
Source not specified	4,018	15	4,961	19
Total purchased power	10,912	41	13,006	50
Total system load	27,169	100%	26,226	100%
Less: wholesale sales	(6,950)		(6,000)
Retail load requirement	20,219		20,226

Purchased power in the table above includes power received from qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) as follows:

	Years Ended December 31,
	2023	2022
Sources of energy (MWhs in thousands):
PURPA purchased power:
Hydro	28	36
Wind	25	25
Solar	592	588
Waste, Wood, Landfill Gas, and Other	114	101
Total	759	750

The following table presents the forecasted April-to-September 2024 and actual April-to-September 2023 and 2022 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2024 Forecast	2023 Actual	2022 Actual
Columbia River at The Dalles, Oregon	81%	83%	107%
Mid-Columbia River at Grand Coulee, Washington	79	79	110
Clackamas River at Estacada, Oregon	92	101	139
Deschutes River at Moody, Oregon	99	98	92
* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC, which consists of Purchased power and fuel expense net of Wholesale revenues, increased $147 million in 2023 compared with 2022. The increase attributable to changes in Purchased power and fuel expense was the result of a 15% increase in the average variable power cost per MWh and a 4% increase in total system load. The increase in actual NVPC was also a result of the 1% lower average price per MWh sold and a 16% increase in the volume of wholesale energy deliveries.

The following items contributed to the increase in Actual NVPC for the year ended December 31, 2023 compared to the year ended December 31, 2022 (in millions):

Year ended December 31, 2022	$626
Purchased power and fuel expense	187
Wholesale revenues	(55)
2021 PCAM deferral amortization	15
Year ended December 31, 2023	773
Change in NVPC	$147

For further information regarding NVPC in relation to the PCAM, see “Power operations” in the Overview section of this Item 7.

Generation, transmission and distribution expense increased $26 million or 7% for the year ended December 31, 2023 compared to the year ended December 31, 2022, with the change attributed largely to the following items (in millions):

Year ended December 31, 2022	$348
Amortizations of previously deferred 2020 wildfire and 2021 ice storm costs	18
Higher vegetation management, inspection, wildfire mitigation, and distribution maintenance expenses	15
Increase in generation facility maintenance expenses driven by major maintenance activities and increased run hours	13
Lower service restoration and storm response costs	(7)
Release of deferred amounts pursuant to earnings test in 2022	(16)
Miscellaneous expenses	3
Year ended December 31, 2023	374
Change in Generation, transmission and distribution	$26

Administrative and other expense increased $1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due largely to the following items (in millions):

Year ended December 31, 2022	$340
Amortization of COVID-19 bad debt expense deferral	9
Regulatory program amortization	3
Lower employee compensation and benefits expenses	(4)
Lower professional service expenses	(8)
Miscellaneous expenses	1
Year ended December 31, 2023	341
Change in Administrative and other	$1

PGE commenced amortization of previously deferred COVID-19 related bad debt expenses on April 1, 2023. PGE amortized $9 million of COVID-19 related bad debt expense for the twelve months ended December 31, 2023. See Note 7, Regulatory Assets and Liabilities, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements,” for more information.

Depreciation and amortization expense increased $41 million or 10% for the year ended December 31, 2023 compared to year ended December 31, 2022, with the change largely resulting from the following items (in millions):

Year ended December 31, 2022	$417
Capital additions	20
Activity related to regulatory programs (offset elsewhere on the income statement)	13
Accelerated depreciation of the Colstrip facility as approved by the OPUC’s 2022 GRC Order	9
Miscellaneous expenses	(1)
Year ended December 31, 2023	458
Change in Depreciation and amortization	$41

Taxes other than income taxes expense increased $7 million, or 4%, in 2023 compared with 2022, primarily due to higher franchise fees and property tax expenses.

Interest expense increased $17 million, or 11%, in 2023 compared with 2022 driven by higher average balances of outstanding debt, partially offset by higher AFUDC debt income driven by higher construction work-in-progress balances in 2023.

Other income, net increased $19 million, or 61%, in 2023 compared to 2022. The increase was primarily attributable to $11 million in favorable market changes on the non-qualified benefit trust, $11 million in higher regulatory interest income, and $6 million higher AFUDC equity income driven by higher construction work-in-progress balances in 2023.

The increase was partially offset by the execution of a buyout of the Non-represented Retiree Medical Plan in 2022, resulting in a $11 million settlement gain. For more information, see Note 11, Employee Benefits, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplemental Data.”

Income tax expense increased $6 million, or 15%, in 2023 compared to 2022 primarily driven by lower research and development tax credit benefits. The increase was partially offset by lower expenses from flow-through items.

2022 Compared to 2021

For a comparison of the Company’s results of operations for the fiscal year ended December 31, 2022 to the year ended December 31, 2021, see Item 7.—” Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023.

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

Capital Requirements

The following table presents actual capital expenditures and debt maturities for 2023 and projected capital expenditures and future debt maturities for 2024 through 2028 (in millions, excluding AFUDC):

	Years Ending December 31,
	2023	2024	2025	2026	2027	2028
Ongoing capital expenditures (1)	$792	$895	$865	$895	$890	$920
Transmission	144	170	180	255	265	435
Clearwater Wind Development	$405	$10	$—	$—	$—	$—
BESS projects	$121	$235	$155	$—	$—	$—
Total capital expenditures (2)	$1,462	$1,310	$1,200	$1,150	$1,155	$1,355

Long-term debt maturities	$260	$80	$—	$—	$160	$100

(1) Consists primarily of upgrades to, and replacement of, generation, transmission, and distribution infrastructure, as well as new customer connects. Includes accrued capital additions, preliminary engineering, removal costs, and certain intangible working capital assets.
(2) Amounts subsequent to 2023 are estimates as of the date of this report and may be affected by economic conditions, including but not limited to, impacts of inflation, changes to the cost of materials and labor, and financing costs.

During 2023, PGE funded its capital expenditures through a combination of cash from operations in the amount of $420 million, proceeds from the issuance of FMBs in the total amount of $600 million, and net proceeds from the issuance of shares pursuant to the equity forward sale agreement (EFSA) of $485 million. Capital expenditures in 2024 are expected to be approximately $1.3 billion. PGE plans to fund the 2024 capital expenditures with cash from operations during 2024, which is expected to range from $700 million to $800 million, the issuance of debt securities of up to $730 million, issuances of shares pursuant to the at the market offering program, and the issuance of commercial paper, as needed. The actual timing and amount of any other issuances of debt or commercial paper will be dependent upon the timing and amount of capital expenditures. For a discussion concerning PGE’s ability to fund its future capital requirements, see “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 7.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Years Ended December 31,
	2023	2022
Cash and cash equivalents, beginning of year	$165	$52
Net cash provided by (used in):
Operating activities	420	674
Investing activities	(1,358)	(758)
Financing activities	778	197
Net change in cash and cash equivalents	(160)	113
Cash and cash equivalents, end of year	$5	$165

2023 Compared to 2022

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for 2023 compared to 2022 (dollars in millions):

Increase/ (Decrease)
Net income	$(5)
Accounts receivable and unbilled revenue	37
Margin deposit activity	(113)
Accounts payable	(323)
Regulatory deferral activity	85
Depreciation and amortization	41
Proceeds from tax credit sales	24
Net change in cash flow from operations	$(254)

For the year ended December 31, 2023, operating cash flows were significantly impacted by changes in working capital from December 31, 2022, primarily related to Accounts payable for purchased power and fuel costs and related margin deposits activity. In December 2022, PGE experienced elevated natural gas and power prices due to volatility in the wholesale markets, which led to increased cash used in operating activities for 2023 as cash payments for physical commodity purchases and related margin activity were made.

For additional information regarding changes in Net income, see the Results of Operations section in this Item 7.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. The Company estimates that such charges in 2024 will range from $475 million to $525 million. Combined with all other sources, cash provided by operations in 2024 is estimated to range from $700 million to $800 million.

Cash provided by operations includes the recovery in customer prices of cash charges related to various long-term contractual obligations such as interest on long-term debt and purchased power and fuel contracts. PGE’s anticipated employer contributions for its defined benefit pension plan and other postretirement plans is $29 million in 2024, $24 million in 2025, 2026, and in 2027, and $23 million in 2028. Contributions are expected to be covered by cash provided by operations. For additional information regarding contractual obligations, see Note 16, Commitments and Guarantees, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s generation, transmission, and distribution facilities. The $600 million increase in net cash used in investing activities in 2023 compared with 2022 is primarily due to capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities, which increased $592 million due primarily to the Clearwater Wind and BESS projects, as well as an $11 million increase related to proceeds from the sale of property in 2022 that did not recur.

The Company plans for $1.3 billion of capital expenditures in 2024 related to upgrades to and replacement of generation, transmission, and distribution infrastructure as well as costs related to BESS projects. PGE plans to fund the 2024 capital expenditures with cash from operations during 2024, as discussed above, as well as with the issuance of debt, issuances of shares pursuant to the at the market offering program, and short-term debt as necessary. For additional information, see “Capital Requirements” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 7.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During 2023, cash provided by financing activities was primarily the result of $485 million in proceeds from the issuance of common stock pursuant to the EFSA, funding of $600 million in FMBs, and $146 million due to the issuance of commercial paper. This was partially offset by a $260 million repayment of a term loan and payment of dividends in the amount of $179 million.

2022 Compared to 2021

For a comparison of liquidity and capital resources and the Company’s cash flow activities for the fiscal year ended December 31, 2022 and 2021, see Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 16, 2023.

Credit Ratings and Debt Covenants

PGE’s secured and unsecured debt is rated investment grade by Moody’s and S&P, with current credit ratings and outlook as follows:

	Moody’s	S&P
First Mortgage Bonds	A1	A
Senior unsecured debt	A3	BBB+
Commercial paper	P-2	A-2
Outlook	Stable	Stable

In the event Moody’s and/or S&P reduce their credit rating on PGE’s unsecured debt below investment grade, the Company could be subject to higher fees on its revolving credit facility. The Company could also be subject to requests by certain of its wholesale, commodity, and transmission counterparties to post additional performance assurance collateral in connection with its price risk management activities. The performance assurance collateral can be in the form of cash deposits or letters of credit, depending on the terms of the underlying agreements, and are based on the contract terms and commodity prices and can vary from period to period. Cash deposits provided as collateral are classified as Margin deposits in PGE’s consolidated balance sheets, while any letters of credit issued are not reflected in the Company’s consolidated balance sheets.

As of December 31, 2023, PGE had posted $132 million of collateral with these counterparties, consisting of $92 million in cash and $40 million in bank letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of December 31, 2023, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $76 million and decreases to $60 million by December 31, 2024 and $10 million by December 31, 2025. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade as of December 31, 2023 is $204 million and decreases to $188 million by December 31, 2024 and $82 million by December 31, 2025.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The Indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the bonds. PGE estimates that on December 31, 2023, under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust, the Company could have issued up to $602 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s credit facilities contain customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt to total capital ratio). As of December 31, 2023, the Company’s debt to total capital ratio, as calculated under the credit agreements, was 56.2%.

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

Short-term Debt—Pursuant to an order issued by the FERC on January 18, 2024, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2026. The following table shows available liquidity as of December 31, 2023 (in millions):

	December 31, 2023
	Capacity	Outstanding	Available
Revolving credit facility (1)	$750	$—	$750
Letters of credit (2)	320	106	214
Total credit	$1,070	$106	964
Cash and cash equivalents			5
Total liquidity			$969
(1)Scheduled to expire September 2028. PGE has elected to limit its borrowings under the revolving credit facility to cover any potential need to repay outstanding commercial paper. As of December 31, 2023, PGE had $146 million of commercial paper outstanding, therefore, the elected available credit capacity is $604 million.
(2)PGE has four letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

As of December 31, 2023, PGE had a $750 million unsecured revolving credit facility scheduled to expire in September 2028. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. In addition, the credit facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. The Company has elected to limit its borrowings under the revolving credit facility to cover any potential need to repay commercial paper that may be outstanding at the time. As of December 31, 2023, PGE had $146 million of commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt in the consolidated balance sheets.

Under the revolving credit facility, as of December 31, 2023, PGE had no borrowings, and no letters of credit issued. As a result, as of December 31, 2023, the aggregate unused available credit capacity under the revolving credit facility was $750 million, however, as PGE has elected to limit it’s borrowings to cover any potential need to repay outstanding commercial paper, the elected available credit capacity is $604 million.

In addition, PGE has four letter of credit facilities under which the Company has total capacity of $320 million. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, which are considered off-balance sheet arrangements, letters of credit for a total of $106 million were outstanding as of December 31, 2023. PGE works to optimize its use of its letter of credit facility to manage energy trading margin.

Long-term Debt—During 2023, PGE issued and funded a total of $600 million of FMBs.

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
As of December 31, 2023, all series, totaling $500 million, were issued and funded in full.

On November 30, 2022, PGE entered into a Bond Purchase Agreement related to the sale of $200 million in First Mortgage Bonds (FMBs), $100 million of which was issued under PGE’s Green Financing Framework. The first half of FMBs funded in 2022 and the remaining $100 million funded in full on January 13, 2023.

On October 21, 2022, PGE obtained a 366-day term loan from lenders in the aggregate principal of $260 million under a 366-Day Bridge Credit Agreement. The term loan bore interest for the relevant interest period at the Term Secured Overnight Financing Rate (SOFR) plus Term SOFR Adjustment Rate of 10 basis points and Applicable Margin of 87.5 basis points. The interest rate was subject to adjustment pursuant to the terms of the loan. On March 1, 2023, this term loan was repaid in full.

As of December 31, 2023, total long-term debt outstanding, net of $14 million of unamortized debt expense, was $3,985 million, of which $80 million is scheduled to mature in 2024.

Equity—On April 28, 2023, PGE entered into an equity distribution agreement under which it could sell up to $300 million of its common stock through at the market offering programs. As of December 31, 2023, pursuant to the terms of the equity distribution agreement, PGE entered into separate forward sale agreements with forward counterparties and under such agreements, the Company could have physically settled by delivering 1,714,971 shares to the counterparty in exchange for cash of $78 million. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

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

For additional information on the EFSA, see Note 13, Equity-based Plans, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Capital Structure—PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade debt ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 44.6% and 43.3% as of December 31, 2023 and 2022, respectively.

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

As a co-owner of Colstrip, PGE has provided surety bonds, which are considered off-balance sheet arrangements, of $21 million as of December 31, 2023 on behalf of the operator to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Station, Colstrip Montana (the AOC) as required by the Montana Department of Environmental Quality. It is possible that each co-owner of Colstrip will be required, at some future point, to post additional financial assurance to support further performance by the operator of closure and remediation actions under the AOC.

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

Energy Risk Management

PGE has an Executive Risk Committee (ERC) whose primary purpose is to oversee, guide, and support the prudent management of the Company’s risks, as well as review and recommend energy portfolio risk limits that are subject to approval by the Audit and Risk Committee of the PGE Board of Directors. The ERC’s responsibilities include risk reporting to provide visibility into portfolio risk and manage alignment with the Company’s risk strategy and tolerances, providing oversight of the adequacy and effectiveness of corporate policies, guidelines, and procedures for market, liquidity and credit risk management related to the Company’s energy portfolio management activities. The ERC consists of officers and Company representatives with responsibility for risk management, finance and accounting, information technology, utility operations, legal, and rates and regulatory affairs.

Commodity Price Risk

PGE is exposed to commodity price risk as its primary business is to provide electricity to its retail customers. The Company engages in price risk management activities to manage exposure to volatility in net power costs for its retail customers. The Company uses power purchase and sale contracts to supplement its own generation and to respond to fluctuations in the demand for electricity and variability in generating plant operations. The Company also enters into contracts for the purchase of fuel for the Company’s natural gas- and coal-fired generating plants, and the sale of natural gas in excess of amounts needed for the Company’s natural gas-fired generating plants.

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

Assuming no changes in market prices and interest rates, the following table presents the years in which the net unrealized (gains)/losses recorded as of December 31, 2023 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total
Commodity contracts:
Electricity	$39	$18	$(2)	$(2)	$(1)	$(1)	$51
Natural gas	104	36	14	1	—	—	155
Net unrealized (gain)/loss	$143	$54	$12	$(1)	$(1)	$(1)	$206

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

Foreign Currency Exchange Rate Risk

PGE is exposed to foreign currency risk associated with natural gas forward and swap contracts denominated in Canadian dollars. Foreign currency risk is the risk of changes in value of pending financial obligations in foreign currencies that could occur prior to the settlement of the obligation due to a change in the value of that foreign currency in relation to the U.S. dollar. PGE employs a hedging strategy to mitigate its exposure to fluctuations in the Canadian exchange rate.

As of December 31, 2023, a 10% change in the value of the Canadian dollar would result in an immaterial change in exposure for transactions that will settle over the next twelve months.

Interest Rate Risk

To meet short-term cash requirements, PGE has the ability to issue commercial paper for terms of up to 270 days and has a revolving credit facility that permits same day borrowings. Although any borrowings under the commercial paper program or the revolving credit facility carry a fixed rate during their respective terms, the short-term nature of such borrowings subjects the Company to fluctuations in interest rates that result from changes in market conditions. As of December 31, 2023, PGE had no borrowings outstanding under its revolving credit facility and $146 million commercial paper outstanding.

PGE currently has no financial instruments to mitigate risk related to changes in short-term interest rates, including those on commercial paper; however, it may consider such instruments in the future as deemed necessary.

As of December 31, 2023, the total fair value and carrying amounts, excluding unamortized debt expense, by maturity date of PGE’s long-term debt are as follows (in millions):

	Total Fair Value	Carrying Amounts by Maturity Date
		Total	2024	2025	2026	2027	2028	There- after
First Mortgage Bonds	$3,598	$3,880	$80	$—	$—	$160	$100	$3,540
Pollution Control Revenue Bonds	107	119	—	—	—	—	—	119
Total	$3,705	$3,999	$80	$—	$—	$160	$100	$3,659

As of December 31, 2023, PGE had no long-term debt instruments subject to interest rate risk exposures

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

As of December 31, 2023, PGE’s credit risk exposure is $50 million for commodity activities, of which $15 million is with externally-rated investment grade counterparties. The underlying transactions that make up the exposure will mature from 2023 to 2025. The exposure is included in accounts receivable and price risk management assets, offset by related accounts payable and price risk management liabilities.

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

The following financial statements and report are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Portland General Electric Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Portland General Electric Company and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Regulatory Accounting — Refer to Notes 2 and 7 to the consolidated financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Public Utility Commission of Oregon (the “OPUC”), which has jurisdiction with respect to the rates for retail electricity in the state of Oregon, and to wholesale rate regulation by the Federal Energy Regulatory Commission (the “FERC”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts certain financial statement line items and disclosures.

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

We identified the impact of rate regulation as a critical audit matter due to its pervasive impact on the Company’s financial statements and the significant judgments made by management to support its assertions about certain account balances and disclosures. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the OPUC or FERC, including decisions regarding the prudency of costs which have been deferred as regulatory assets, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the OPUC included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as electric utility plant; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the OPUC and the FERC for the Company, filings made by intervenors, regulatory statutes, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the OPUC's and the FERC's treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
•For regulatory matters in process, we inspected the Company’s filings with the OPUC and the FERC, and considered the filings with the OPUC and FERC by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
•We obtained an analysis from management and support from internal and external legal counsel, as appropriate, regarding probability of recovery for electric utility plant and regulatory assets or future reduction in rates for regulatory liabilities, not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 20, 2024

We have served as the Company’s auditor since 2004.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Revenues, net	$2,912	$2,636	$2,425
Alternative revenue programs, net of amortization	11	11	(29)
Total Revenues	2,923	2,647	2,396
Operating expenses:
Purchased power and fuel	1,190	988	822
Generation, transmission and distribution	374	348	310
Administrative and other	341	340	336
Depreciation and amortization	458	417	404
Taxes other than income taxes	164	157	146
Total operating expenses	2,527	2,250	2,018
Income from operations	396	397	378
Interest expense, net	173	156	137
Other income:
Allowance for equity funds used during construction	19	14	17
Miscellaneous income, net	31	17	9
Other income, net	50	31	26
Income before income taxes	273	272	267
Income tax expense	45	39	23
Net income	$228	$233	$244

Weighted-average shares outstanding (in thousands):
Basic	97,760	89,290	89,481
Diluted	97,952	89,643	89,627

Earnings per share:
Basic	$2.33	$2.61	$2.72
Diluted	$2.33	$2.60	$2.72

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2023	2022	2021
Net income	$228	$233	$244
Other comprehensive income (loss)—Change in compensation retirement benefits liability and amortization, net of taxes of an immaterial amount in all three years	(1)	6	1
Comprehensive income	$227	$239	$245

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$5	$165
Accounts receivable, net	414	398
Inventories, at average cost:
Materials and supplies	83	63
Fuel	30	32
Regulatory assets—current	221	54
Other current assets	182	498
Total current assets	935	1,210
Electric utility plant:
In service	13,329	12,421
Accumulated depreciation and amortization	(4,757)	(4,423)
In service, net	8,572	7,998
Construction work-in-progress	974	467
Electric utility plant, net	9,546	8,465
Regulatory assets—noncurrent	492	473
Nuclear decommissioning trust	31	39
Non-qualified benefit plan trust	35	38
Other noncurrent assets	169	234
Total assets	$11,208	$10,459

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(In millions, except share amounts)

	As of December 31,
	2023	2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$347	$457
Liabilities from price risk management activities—current	164	118
Short-term debt	146	—
Current portion of long-term debt	80	260
Current portion of finance lease obligations	20	20
Accrued expenses and other current liabilities	355	641
Total current liabilities	1,112	1,496
Long-term debt, net of current portion	3,905	3,386
Regulatory liabilities—noncurrent	1,398	1,389
Deferred income taxes	488	439
Unfunded status of pension and postretirement plans	172	170
Liabilities from price risk management activities—noncurrent	75	75
Asset retirement obligations	272	257
Non-qualified benefit plan liabilities	79	83
Finance lease obligations, net of current portion	289	294
Other noncurrent liabilities	99	91
Total liabilities	7,889	7,680
Commitments and contingencies (see notes)
Shareholders’ equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 160,000,000 shares authorized; 101,159,609 and 89,283,353 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,750	1,249
Accumulated other comprehensive loss	(5)	(4)
Retained earnings	1,574	1,534
Total shareholders’ equity	3,319	2,779
Total liabilities and shareholders’ equity	$11,208	$10,459

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share and per share amounts)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance as of December 31, 2020	89,537,331	$1,231	$(11)	$1,393	$2,613
Shares issued pursuant to equity-based plans	123,281	—	—	—	—
Stock-based compensation	—	13	—	—	13
Repurchase of common stock	(250,000)	(3)		(9)	(12)
Dividends declared ($1.6975 per share)	—	—	—	(152)	(152)
Net income	—	—	—	244	244
Other comprehensive income	—	—	1	—	1
Balance as of December 31, 2021	89,410,612	1,241	(10)	1,476	2,707
Shares issued pursuant to equity-based plans	222,741	2	—	—	2
Stock-based compensation	—	11	—	—	11
Repurchase of common stock	(350,000)	(5)		(13)	(18)
Dividends declared ($1.7875 per share)	—	—	—	(162)	(162)
Net income	—	—	—	233	233
Other comprehensive income	—	—	6	—	6
Balance as of December 31, 2022	89,283,353	1,249	(4)	1,534	2,779
Issuance of shares pursuant to equity forward sales agreement	11,615,000	485	—	—	485
Shares issued pursuant to equity-based plans	261,256	3	—	—	3
Stock-based compensation	—	13	—	—	13
Dividends declared ($1.8775 per share)	—	—	—	(188)	(188)
Net income	—	—	—	228	228
Other comprehensive (loss)	—	—	(1)	—	(1)
Balance as of December 31, 2023	101,159,609	$1,750	$(5)	$1,574	$3,319

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$228	$233	$244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	458	417	404
Deferred income taxes	8	6	5
Allowance for equity funds used during construction	(19)	(14)	(17)
Pension and other postretirement benefits	5	13	24
Decoupling mechanism deferrals, net of amortization	(11)	(11)	29
Stock-based compensation	17	15	14
Regulatory assets	20	(46)	(158)
Regulatory liabilities	24	5	7
Tax credit sales	24	—	—
Other non-cash income and expenses, net	40	40	23
Changes in working capital:
Accounts receivable and unbilled revenues	(29)	(66)	(64)
Margin deposits	24	(80)	(29)
Accounts payable and accrued liabilities	(166)	157	61
Margin deposits from wholesale counterparties	(135)	82	58
Other working capital items, net	(20)	(22)	(21)
Contribution to non-qualified employee benefit trust	(7)	(9)	(11)
Asset retirement obligation settlements	(25)	(27)	(18)
Other, net	(16)	(19)	(19)
Net cash provided by operating activities	420	674	532
Cash flows from investing activities:
Capital expenditures	(1,358)	(766)	(636)
Purchases of nuclear decommissioning trust securities	(1)	(3)	(10)
Sales of nuclear decommissioning trust securities	1	3	12
Other, net	—	8	(22)
Net cash used in investing activities	(1,358)	(758)	(656)

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$600	$360	$400
Payments on long-term debt	(260)	—	(160)
Proceeds from issuances of common stock, net of issuance costs	485	—	—
Borrowings on short-term debt	—	—	200
Payments on short-term debt	—	—	(350)
Issuance of commercial paper, net	146	—	—
Proceeds from Pelton/Round Butte financing arrangement	—	25	—
Dividends paid	(179)	(158)	(150)
Repurchase of common stock	—	(18)	(12)
Other	(14)	(12)	(9)
Net cash provided by (used in) financing activities	778	197	(81)
Change in cash and cash equivalents	(160)	113	(205)
Cash and cash equivalents, beginning of year	165	52	257
Cash and cash equivalents, end of year	$5	$165	$52

Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$136	$128	$120
Income taxes, net	12	37	16
Non-cash investing and financing activities:
Accrued capital additions	212	111	87
Accrued dividends payable	51	42	40
See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Nature of Operations

Portland General Electric Company (PGE or the Company) is a single, vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the state of Oregon (State). The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to meet the needs of, and obtain reasonably-priced power for its retail customers, manage risk, and administer its long-term wholesale contracts. In addition, PGE performs portfolio management and wholesale market sales services for third parties in the region. The Company continues to develop products and service offerings for the benefit of retail and wholesale customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. The Company owns unregulated, non-utility real estate comprised primarily of PGE’s corporate headquarters. The Company’s corporate headquarters is located in Portland, Oregon and its approximately four thousand square mile, State-approved service area is located entirely within the State. PGE’s allocated service area includes 51 incorporated cities. As of December 31, 2023, PGE served approximately 934 thousand retail customers with a service area population of approximately 1.9 million.

As of December 31, 2023, PGE had 2,842 employees in its workforce, with 661 employees covered under one of two separate agreements with Local Union No. 125 of the International Brotherhood of Electrical Workers. One agreement covers 596 employees and expires March 2025, and the other covers 65 employees and expires August 2027. PGE also utilizes independent contractors and temporary personnel to supplement its workforce.

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

Miscellaneous Income, Net

Miscellaneous income, net includes $19 million, $8 million, and $6 million in interest income from regulatory assets for the year ended December 31, 2023, 2022, and 2021, respectively, and $7 million realized and unrealized gains, $4 million realized and unrealized losses, and $5 million realized and unrealized gains on the non-qualified benefit plan trust assets. The remaining activity is comprised of $4 million in other miscellaneous income for the year ended December 31, 2023, $13 million in other miscellaneous income in 2022, which included an $11 million settlement gain related to the buyout of the Non-represented Retiree Medical Plan, and $2 million in other miscellaneous expense in 2021.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of gain or loss contingencies, as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
`
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

Highly liquid investments with maturities of three months or less at the date of acquisition are classified as cash equivalents, of which PGE had none as of December 31, 2023 and $150 million as of December 31, 2022 included within Cash and cash equivalents in the consolidated balance sheets.

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

Provisions for uncollectible accounts receivable related to wholesale sales are charged to Purchased power and fuel expense and are recorded periodically based on a review of counterparty non-performance risk and contractual right of offset when applicable. There have been no material write-offs of accounts receivable related to wholesale sales in 2023, 2022, or 2021.

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

Pursuant to transactions entered into in connection with PGE’s price risk management activities, the Company may be required to provide collateral to certain counterparties. The collateral requirements are based on the contract terms and commodity prices and can vary period to period. Cash deposits provided as collateral are included within Other current assets in the consolidated balance sheets and were $92 million as of December 31, 2023 and $116 million as of December 31, 2022. Letters of credit provided as collateral are not recorded on the Company’s consolidated balance sheets and were $40 million and $33 million as of December 31, 2023 and 2022, respectively.

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

Electric Utility Plant

Capitalization Policy

Electric utility plant is capitalized at original cost, which includes direct labor, materials and supplies, and contractor costs, as well as indirect costs such as engineering, supervision, employee benefits, and an allowance for funds used during construction (AFUDC). Plant replacements are capitalized, with minor items charged to expense as incurred. Periodic major maintenance inspections and overhauls performed under long-term service agreements at PGE’s generating plants are charged to expense as incurred, subject to regulatory accounting as applicable. Costs to purchase or develop software applications for internal use only are capitalized and amortized over the estimated useful life of the software. Costs of obtaining FERC licenses for the Company’s hydroelectric projects are capitalized and amortized over the related license period.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
AFUDC is capitalized as part of the cost of plant and credited to the consolidated statements of income. The average rate used by PGE was 6.5% in 2023 and in 2022, and 6.7% in 2021. AFUDC from borrowed funds, reflected as a reduction to Interest expense, net, was $13 million in 2023, $7 million in 2022, and $8 million in 2021. AFUDC from equity funds, included in Other income, net, was $19 million in 2023, $14 million in 2022, and $17 million in 2021.

Depreciation and Amortization

Depreciation is computed using the straight-line method, based upon original cost, and includes an estimate for cost of removal and expected salvage. Depreciation expense as a percent of the related average depreciable plant in service was 3.4% in 2023, 2022, and 2021. A component of depreciation expense includes estimated asset retirement removal costs allowed in customer prices.

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

Thermal generation plants are depreciated using a life-span methodology, which ensures that plant investment is recovered by the estimated retirement dates, which range from 2025 to 2061. Depreciation is provided on PGE’s other classes of plant in service over their estimated average service lives, which are as follows (in years):

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

Intangible plant consists primarily of computer software development costs, which are amortized over either five or ten years, and hydro licensing costs, which are amortized over the applicable license term, which range from 30 to 50 years. Accumulated amortization was $558 million and $499 million as of December 31, 2023 and 2022, respectively, with amortization expense of $61 million in 2023 and $58 million in both 2022 and 2021. Future estimated amortization expense as of December 31, 2023 is as follows: $70 million in 2024; $58 million in 2025; $50 million in 2026; $45 million in 2027; and $24 million in 2028.

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

All of PGE’s investments in marketable securities included in NDT and NQBP trust assets on the consolidated balance sheets, are classified as equity or trading debt securities. These securities are classified as noncurrent because they are not available for use in operations. Such securities are stated at fair value based on quoted market prices. Realized and unrealized gains and losses on the NQBP trust assets are included in Other income, net. Realized and unrealized gains and losses on the NDT fund assets are recorded as regulatory liabilities or assets, respectively, for future ratemaking treatment. The cost of securities sold in the NDT and the NQBP are based on the first in first out method.

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

To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. PGE’s authorized ROE was 9.5% for 2023 and 2022.

Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues, net in PGE’s consolidated statements of income, while any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense. For the year ended December 31, 2023, PGE’s actual NVPC was $5 million above baseline NVPC, which is within the established deadband range, therefore no estimated collection from customers was recorded as of December 31, 2023. A final determination regarding the 2023 PCAM results will be made by the OPUC through a public filing and review in 2024. For the year ended December 31, 2022, actual NVPC was above baseline NVPC by $23 million, which was within the established deadband range, therefore no estimated collection from customers was recorded as of December 31, 2022.

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

For additional information concerning the Company’s AROs, see Note 8, Asset Retirement Obligations.

The difference between the timing of the recognition of ARO depreciation and accretion expenses and the amount included in customers’ prices is recorded as a regulatory asset or liability in the Company’s consolidated balance sheets. As of December 31, 2023, PGE had a net regulatory liability related to Utility plant AROs in the amount of $4 million and a net regulatory asset related to Trojan decommissioning ARO activities of $139 million. As of December 31, 2022, PGE had a net regulatory liability related to Utility plant AROs in the amount of $7 million and a net regulatory asset related to Trojan decommissioning ARO activities of $131 million. For additional information concerning the Company’s regulatory assets and liabilities related to AROs, see Note 7, Regulatory Assets and Liabilities.

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

Franchise taxes, which are collected from customers and remitted to taxing authorities, are recorded on a gross basis in PGE’s consolidated statements of income. Amounts collected from customers are included in Revenues, net and amounts due to taxing authorities are included in Taxes other than income taxes and totaled $56 million in 2023, $53 million in 2022, and $48 million in 2021.

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

In the 2022 General Rate Case (GRC), parties reached an agreement that has eliminated PGE’s decoupling mechanism upon the effective date of new customer prices pursuant to the case, which began May 9, 2022. Pursuant to the GRC Order, the OPUC adopted the agreement such that deferrals will not occur after 2022, although amortization of then previously recorded deferrals will continue as scheduled until collected or refunded in future customer prices and deferral continued through the end of 2022 on a prorated basis. As stipulated in the 2024 GRC settlement agreement, PGE made a tariff filing, on January 26, 2024, that proposes weather-normalized decoupling, which would begin April 1, 2024 and sunset after December 31, 2025, for residential and small non-residential customers. The proposal seeks a 3% annual limit on collections or refunds and a balancing account to capture any amounts that exceed the limit, which would carry forward to subsequent years for refund or recovery.

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

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in current and future periods that includes the enactment date. Investment Tax Credits (ITC) are deferred and amortized as a reduction of income tax expense over the estimated useful lives of the related properties. Any valuation allowance would be established to reduce deferred tax assets to the “more likely than not” amount expected to be realized upon transfer or in future tax returns. Valuation allowances related to a discount incurred on transfer transactions that are recorded to deferred tax expense are currently recoverable through a regulatory asset.

Because PGE is a rate-regulated enterprise, changes in certain deferred tax assets and liabilities are required to be passed on to customers through future prices and are charged or credited directly to a regulatory asset or regulatory liability. Such amounts were recognized as net regulatory liabilities of $177 million and $194 million as of December 31, 2023 and 2022, respectively, and will primarily be reversed using the average rate assumption method to account for the refund to customers as the temporary differences reverse.

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

The Inflation Reduction Act of 2022 (IRA) was signed into law on August 16, 2022. The IRA provides an election to transfer (i.e., sell) certain tax credits to unrelated third parties in exchange for cash consideration. PGE is electing an accounting policy to account for the transfer of Production Tax Credits (PTCs) and ITCs, including discounts, within the scope of Accounting Standards Codification 740 – Income Taxes. On December 12, 2023, PGE received approval from the OPUC to transfer 2023 PTCs and record any difference in the full value and the discounted value as a deferred regulatory asset. Proceeds from the sale of 2023 PTCs are reported in Tax credit sales on PGE’s consolidated statements of cash flows. PGE transferred tax credits of $24 million, net of discount, for cash proceeds in the fourth quarter of 2023. Derecognition of the transferred deferred tax asset occurs when the buyer obtains control of the tax credit

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 amends Topic 280 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. For calendar year-end entities, the update will be effective for annual periods beginning on January 1, 2025. Early adoption is permitted. As the standard relates only to disclosures, PGE does not expect the adoption to have a material impact on the consolidated financial statements and does not plan to early adopt the standard.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 amends Topic 740 to address requests to improve transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For calendar year-end entities, the update will be effective for annual periods beginning on January 1, 2026. Early adoption is permitted. As the standard relates only to disclosures, PGE does not expect the adoption to have a material impact on the consolidated financial statements and does not plan to early adopt the standard.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 3: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Year Ended December 31,
	2023	2022	2021
Retail:
Residential	$1,263	$1,158	$1,118
Commercial	800	723	690
Industrial	349	289	250
Direct access customers	27	35	47
Subtotal	2,439	2,205	2,105
Alternative revenue programs, net of amortization	11	11	(29)
Other accrued revenues, net	(3)	7	2
Total retail revenues	2,447	2,223	2,078
Wholesale revenues *	418	363	255
Other operating revenues	58	61	63
Total revenues	$2,923	$2,647	$2,396
* Wholesale revenues include $185 million, $133 million, and $63 million related to physical electricity commodity contract derivative settlements for the years ended December 31, 2023, 2022, and 2021, respectively. Price risk management derivative activities are included within Total revenues but do not represent revenues from contracts with customers as defined by GAAP, pursuant to Topic 606. For further information, see Note 6, Risk Management.

Retail Revenues

The Company’s primary revenue source is the sale of electricity to customers at regulated tariff-based prices. Retail customers are classified as residential, commercial, or industrial. Residential customers include single family housing, multiple family housing (such as apartments, duplexes, and town homes), manufactured homes, and small farms. Residential demand is sensitive to the effects of weather, with demand highest during the winter heating and summer cooling seasons. Commercial customers consist of non-residential customers who accept energy deliveries at voltages equivalent to those delivered to residential customers and are also sensitive to the effects of weather, although to a lesser extent than residential customers. Commercial customers include most businesses, small industrial companies, and public street and highway lighting accounts. Industrial customers consist of non-residential customers who accept delivery at higher voltages than commercial customers. Demand from industrial customers is primarily driven by economic conditions, with weather having limited impact on energy use by this customer class.

In accordance with state regulations, PGE’s retail customer prices are based on the Company’s cost-of-service and determined through GRC proceedings and various tariff filings with the OPUC. Additionally, the Company offers pricing options that include a daily market price option, various time-of-use options, and several renewable energy options.

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

Wholesale Revenues

PGE participates in the wholesale electricity marketplace in order to balance its supply of power to meet the needs of, and secure reasonably priced power for, its retail customers, manage risk, and administer its current long-term wholesale contracts. In addition, the Company performs portfolio management and wholesale market sales services for third parties in the region. Interconnected transmission systems in the western United States serve utilities with diverse load requirements and allow PGE to purchase and sell electricity within the region depending upon the relative price and availability of power, hydro, solar, and wind conditions, and daily and seasonal retail demand.
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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 4: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net includes $138 million and $131 million of unbilled revenues as of December 31, 2023 and 2022, respectively. Accounts receivable is net of an allowance for uncollectible accounts of $9 million as of December 31, 2023 and $12 million as of December 31, 2022. The following is the activity in the allowance for uncollectible accounts (in millions):

	Years Ended December 31,
	2023	2022	2021
Balance as of beginning of year	$12	$26	$16
(Decrease)/Increase in provision *	5	(2)	35
Amounts written off, less recoveries	(8)	(12)	(25)
Balance as of end of year	$9	$12	$26

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
Other Current Assets and Accrued Expenses and Other Current Liabilities

Other current assets and Accrued expenses and other current liabilities consist of the following (in millions):

	As of December 31,
	2023	2022
Other current assets:
Prepaid expenses	$68	$69
Margin deposits	92	116
Assets from price risk management activities	22	313
	$182	$498
Accrued expenses and other current liabilities:
Regulatory liabilities—current	$48	$234
Accrued employee compensation and benefits	74	66
Accrued dividends payable	51	42
Accrued interest payable	40	31
Accrued taxes payable	30	29
Margin deposits from wholesale counterparties	5	140
Other	107	99
	$355	$641

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Electric Utility Plant, Net

Electric utility plant, net consist of the following (in millions):

	As of December 31,
	2023	2022
Electric utility plant:
Generation	$4,986	$4,709
Transmission	1,144	1,119
Distribution	5,252	4,813
General	1,014	973
Intangible	933	807
Total in service	13,329	12,421
Accumulated depreciation and amortization	(4,757)	(4,423)
Total in service, net	8,572	7,998
Construction work-in-progress *	974	467
Electric utility plant, net	$9,546	$8,465

*The Clearwater Wind Project, with $411 million in CWIP, was placed in-service on January 5, 2024.

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

PGE recognizes transfers between levels in the fair value hierarchy as of the end of the reporting period for all of its financial instruments. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels during the years ended December 31, 2023 and 2022, except those presented in this note.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	Other(2)	Total
Assets:
Cash equivalents	$—	$—	$—	$—	$—
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	9	9	—	—	18
Corporate credit	—	7	—	—	7
Money market funds measured at NAV (2)	—	—	—	6	6
Non-qualified benefit plan trust: (3)
Money market funds	2	—	—	—	2
Equity securities—domestic	—	—	—	—	—
Debt securities—domestic government	3	—	—	—	3
Paid Leave Oregon Trust:
Money market funds measured at NAV (2)	—	—	—	3	3
Price risk management activities: (1) (4)
Electricity	—	8	14	—	22
Natural gas	—	11	—	—	11
	$14	$35	$14	$9	$72
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$30	$43	$—	$73
Natural gas	—	150	16	—	166
	$—	$180	$59	$—	$239

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

Assets held in the NDT, NQBP, and Paid Leave Oregon trusts are recorded at fair value in PGE’s consolidated balance sheets and invested in securities that are exposed to interest rate, credit, and market volatility risks. These assets are classified within Level 1, 2, or 3 based on the following factors:

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

				Significant	Price per Unit
	Fair Value		Valuation	Unobservable			Weighted
Commodity Contracts	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
As of December 31, 2023:
Electricity physical forwards	$14	$43	Discounted cash flow	Electricity forward price (per MWh)	$37.53	$153.33	$84.58
Natural gas financial swaps	—	16	Discounted cash flow	Natural gas forward price (per Dth)	2.25	8.89	3.37
Electricity financial futures	—	—	Discounted cash flow	Electricity forward price (per MWh)	65.3	107.31	91.33
	$14	$59
As of December 31, 2022:
Electricity physical forwards	$52	$93	Discounted cash flow	Electricity forward price (per MWh)	$35.00	$270.00	$101.27
Natural gas financial swaps	6	8	Discounted cash flow	Natural gas forward price (per Dth)	2.71	24.71	4.42
Electricity financial futures	11	—	Discounted cash flow	Electricity forward price (per MWh)	54.17	143.70	104.21
	$69	$101

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Years Ended December 31,
	2023	2022
Net liabilities from price risk management activities as of beginning of year	$32	$85
Net realized and unrealized losses/(gains) *	26	(84)
Net transfers from Level 3 to Level 2	(13)	31
Net liabilities from price risk management activities as of end of year	$45	$32
Level 3 net unrealized losses/(gains) that have been fully offset by the effect of regulatory accounting	$17	$(82)

* Includes $9 million in net realized losses in 2023 and $2 million in net realized gains in 2022.

Transfers into Level 3 occur when significant inputs used to value the Company’s derivative instruments become less observable, such as a delivery location becoming significantly less liquid. Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter. PGE records transfers into and out of Level 3 at the end of the reporting period for all of its derivative instruments.

During the years ended December 31, 2023 and 2022, there were no transfers into Level 3 from Level 2. Transfers from Level 3 are reflected in the table above.

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

As of December 31, 2023, the carrying amount of PGE’s long-term debt was $3,985 million, net of $14 million of unamortized debt expense, and its estimated aggregate fair value was $3,705 million. As of December 31, 2022, the carrying amount of PGE’s long-term debt was $3,646 million, net of $13 million of unamortized debt expense, with an estimated aggregate fair value of $2,984 million.

For fair value information concerning the Company’s pension plan assets, see Note 11, Employee Benefits.

NOTE 6: RISK MANAGEMENT

Price Risk Management

PGE participates in the wholesale marketplace to balance its supply of power, which consists of its own generation combined with wholesale market transactions, to meet the needs of, and secure reasonably priced power for, its retail customers, manage risk, and administer the Company’s long-term wholesale contracts. Wholesale market transactions include purchases and sales of both power and fuel resulting from economic dispatch decisions with respect to Company-owned generating resources. The Company also performs portfolio management and wholesale market sales services for third parties in the region. As a result of this ongoing business activity, PGE is exposed to commodity price risk and foreign currency exchange rate risk, from which changes in prices and/or rates may affect the Company’s financial position, results of operations, or cash flows.

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

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	As of December 31,
	2023	2022
Current assets:
Commodity contracts:
Electricity	$13	$112
Natural gas	9	201
Total current derivative assets(1)	22	313
Noncurrent assets:
Commodity contracts:
Electricity	9	44
Natural gas	2	30
Total noncurrent derivative assets(1)	11	74
Total derivative assets(2)	$33	$387
Current liabilities:
Commodity contracts:
Electricity	$51	$93
Natural gas	113	25
Total current derivative liabilities	164	118
Noncurrent liabilities:
Commodity contracts:
Electricity	22	53
Natural gas	53	22
Total noncurrent derivative liabilities	75	75
Total derivative liabilities(2)	$239	$193

(1)Total current derivative assets is included in Other current assets, and Total noncurrent derivative assets is included in Other noncurrent assets on the consolidated balance sheets.
(2)As of December 31, 2023 and 2022, no commodity derivative assets or liabilities were designated as hedging instruments.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	As of December 31,
	2023		2022
Commodity contracts:
Electricity	3	MWh	6	MWh
Natural gas	213	Dth	211	Dth
Foreign currency contracts	$20	Canadian	$10	Canadian

PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement at gross values on the consolidated balance sheet. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of December 31, 2023, gross amounts included as Price risk management liabilities subject to master netting agreements were $28 million, for which PGE has posted $1 million collateral. Of the gross amounts recognized as of December 31, 2023, $3 million was for electricity and $25 million was for natural gas. As of December 31, 2022, gross amounts included as Price risk management liabilities subject to master netting agreements were $5 million, entirely for natural gas, for which PGE has posted no collateral.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Purchased power and fuel in the consolidated statements of income and were as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Commodity contracts:
Electricity	$(130)	$(187)	$(38)
Natural Gas	357	(388)	(177)
Foreign currency contracts	(1)	1	—
Net unrealized and certain net realized losses (gains) presented in the table above are offset within the consolidated statements of income by the effects of regulatory accounting. Of the net amounts recognized in Net income, net losses of $403 million, net gains of $188 million, and net gains of $119 million for the years ended December 31, 2023, 2022, and 2021, respectively, have been offset.

Assuming no changes in market prices and interest rates, the following table presents the years in which the net unrealized (gains)/losses recorded as of December 31, 2023 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total
Commodity contracts:
Electricity	$39	$18	$(2)	$(2)	$(1)	$(1)	$51
Natural gas	104	36	14	1	—	—	155
Net unrealized (gain)/loss	$143	$54	$12	$(1)	$(1)	$(1)	$206

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2023 was $217 million, for which the Company has posted $95 million in collateral, consisting of $40 million of letters of credit and $55 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered as of December 31, 2023, the cash requirement to either post as collateral or settle the instruments immediately would have been $166 million. As of December 31, 2023, PGE had $26 million cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s consolidated balance sheet.

As of December 31, 2023, PGE received from counterparties $17 million in collateral, consisting of $12 million of letters of credit and $5 million of cash. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Regulatory assets and liabilities consist of the following (dollars in millions):

	Remaining Amortization Period	As of December 31,
		2023			2022
		Earning a Return (1)	Not Earning a Return	Total	Total
Regulatory assets:
Price risk management	(2)	$—	$206	$206	$1
Pension and other postretirement plans	(3)	—	104	104	95
Debt issuance costs	2049	—	20	20	21
Trojan decommissioning activities	2059	—	139	139	133
February 2021 ice storm and damage	(4)	67	—	67	74
Power cost adjustment mechanism	(5)	16	—	16	28
2020 Labor Day wildfire	(4)	28	—	28	31
COVID-19	(6)	14	—	14	22
Wildfire mitigation	(7)	29	—	29	28
Other	Various	58	32	90	94
Total regulatory assets		$212	$501	$713	$527
Regulatory liabilities:
Asset retirement removal costs	(8)	$1,173	$—	$1,173	$1,136
Deferred income taxes	(9)	177	—	177	194
Price risk management	(2)	—	—	—	195
Other	Various	82	14	96	98
Total regulatory liabilities		$1,432	$14	$1,446	$1,623

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
(6)Amortization will occur over a 2-year period starting April 1, 2023.
(7)Amounts deferred between January 1, 2022 and May 8, 2022 will amortize over a 2-year period beginning October 20, 2023. Amounts deferred between May 9, 2022 and December 31, 2022 will amortize over a 1-year period beginning October 20, 2023. Amounts deferred between January 1, 2023 and December 31, 2023 have not yet been approved for amortization.
(8)Recovery or refund expected over the estimated lives of the underlying assets and treated as a reduction to rate base.
(9)Refund expected as the balance is reversed using the average rate assumption method over the average life of the underlying assets and treated as a reduction to rate base.

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

2020 Labor Day wildfire represents incurred costs to replace and rebuild PGE facilities damaged by the fires, as well as address fire-damaged vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way.

COVID-19—In March 2020, PGE filed an application with the OPUC for deferral of lost revenue and certain incremental costs, such as bad debt expense, related to COVID-19. PGE’s deferral application was approved by the OPUC in October 2020 with final stipulations for the Term Sheet approved in November 2020.

As of December 31, 2023 and December 31, 2022, PGE’s deferred balance was $14 million and $22 million, respectively, comprised primarily of bad debt expense in excess of what was collected in customer prices. PGE filed a request for amortization of deferred amounts on December 16, 2022, which reflected a $12 million adjustment primarily related to bad debt write-offs being lower than estimated. During the March 14, 2023 public meeting, Staff recommended the OPUC approve PGE’s filing of advice No. 22-45 associated with the recovery of the COVID-19 deferral. On March 21, 2023 Advice No. 22-45 was approved by the OPUC, allowing for amortization of deferred amounts over a two-year period beginning April 1, 2023.

Wildfire mitigation represents incremental costs and investments made by PGE related to intensifying efforts on its system to mitigate the risk of wildfire and improve resiliency to wildfire damage under SB 762, enacted in July 2021. These efforts include enhanced tree and brush clearing, hardening equipment, and making emergency plans in close partnership with local, state, and federal land and emergency management agencies to further expand the use of a public safety power shutoff, if the need should arise. Pursuant to SB 762, PGE submitted its 2023 risk-based Wildfire Mitigation Plan to the OPUC in December 2022 and it was approved in Order 23-221 on June 26, 2023.

As of December 31, 2023 and December 31, 2022, PGE’s deferred balance related to wildfire mitigation was $29 million and $28 million, respectively. The 2023 balance is comprised of:
•Base Rates - The outcome of PGE’s 2022 GRC provided an annual amount of $24 million to be collected in base rates in regard to wildfire mitigation efforts beginning May 9, 2022. As of December 31, 2023, there was $1 million in the balancing account.
•Previously Deferred - Prior to establishing the base rates collection noted above, PGE had deferred incremental costs related to wildfire mitigation and as of December 31, 2023 this balance is $28 million. On July 1, 2022, PGE filed an application for reauthorization of OPUC Docket UM 2019 to defer incremental wildfire mitigation costs that exceed the amount granted in base rates. On May 10, 2023, in Order No. 23-173, the OPUC approved an automatic adjustment clause mechanism to recover wildfire mitigation costs

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(capital and expense). PGE and certain parties agreed to a stipulation, which was adopted by the OPUC on October 18, 2023, that allows PGE to begin amortizing $27 million comprised of $23 million related to the September 30, 2023 deferred operating expense balance of $31 million and $4 million for capital related revenue requirement.

Beginning January 1, 2024, and in conjunction with the Company’s current GRC proceeding, PGE will remove collections related to wildfire mitigation costs (for both capital and operating expense) from base prices and include the forecasted costs within the automatic adjustment clause in a separate tariff. Differences between actual and forecasted costs will be recorded as regulatory assets or liabilities within the automatic adjustment clause balancing account, which will not be subject to an earnings test.

Boardman Refund—In 2020, intervenors filed a deferral application with the OPUC that would have required PGE to defer and refund the revenue requirement associated with the Company’s Boardman coal-fired generating plant (Boardman) then included in customer prices as established in the Company’s 2019 GRC. Customer prices resulting from the 2022 GRC Order no longer included any revenue requirement related to Boardman after new customer prices took effect on May 9, 2022. The OPUC found that the deferral was warranted with amortization subject to an earnings test.

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

NOTE 8: ASSET RETIREMENT OBLIGATIONS

AROs consist of the following (in millions):

	As of December 31,
	2023	2022
Trojan decommissioning activities	$174	$170
Utility plant	85	86
Non-utility property	27	33
Total asset retirement obligations	286	289
Less: current portion *	14	32
Noncurrent asset retirement obligations	$272	$257

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
*    Current portion of AROs are classified within Accrued expenses and other current liabilities in the consolidated balance sheets.

Trojan decommissioning activities represents the present value of future decommissioning costs for PGE’s 67.5% ownership interest in Trojan, which ceased operation in 1993. The remaining decommissioning activities primarily consist of the long-term operation and decommissioning of the ISFSI, an interim dry storage facility that is licensed by the Nuclear Regulatory Commission. The ISFSI will store the spent nuclear fuel at the former plant site until an off-site storage facility is available. Decommissioning of the ISFSI and final site restoration activities will begin once shipment of all the spent fuel to a USDOE facility is complete, which is not expected prior to 2059. In 2023, the Company recorded an increase in the ARO of $9 million due to an increase in expected annual ISFSI operation costs. The Company also recorded accretion of $7 million and a reduction of $12 million due to settled liabilities.

Under a settlement agreement reached with the USDOE, the Company receives annual reimbursement from the USDOE for certain costs related to monitoring the ISFSI. Pursuant to this process, the USDOE reimbursed the co-owners $9 million in 2023 for costs incurred in 2022 and $6 million in 2022 for costs incurred in 2021 resulting from USDOE delays in accepting spent nuclear fuel.

Utility plant represents AROs that have been recognized for the Company’s thermal and wind generation sites, and distribution and transmission assets, the disposal of which is legally required. During 2023, utility AROs decreased by $1 million, with the change comprised of new liabilities incurred of $2 million, accretion of $4 million, and a reduction of $7 million due to settled liabilities.
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

The following is a summary of the changes in the Company’s AROs (in millions):

	Years Ended December 31,
	2023	2022	2021
Balance as of beginning of year	$289	$269	$291
Liabilities incurred	2	1	—
Liabilities settled	(25)	(27)	(18)
Accretion expense	11	10	10
Revisions in estimated cash flows	9	36	(14)
Balance as of end of year	$286	$289	$269

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

NOTE 9: CREDIT FACILITIES

On August 18, 2023, PGE entered into an amendment of its existing revolving credit facility. As of December 31, 2023, PGE had a $750 million revolving credit facility scheduled to expire in September 2028. The Company has the ability to expand the revolving credit facility to $850 million, if needed. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings, and to permit the issuance of standby letters of credit. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65.0% of total capitalization. As of December 31, 2023, PGE was in compliance with this covenant with a 56.2% debt to total capital ratio. In addition, the credit facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. The Company believes these potential adjustments will have an immaterial impact on PGE’s results of operations.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility to cover any potential need to repay commercial paper that may be outstanding at the time. As of December 31, 2023, PGE had $146 million commercial paper outstanding.

Under the revolving credit facility, as of December 31, 2023, PGE had no borrowings outstanding and there were no letters of credit issued. As a result, the aggregate unused available credit capacity under the revolving credit facility was $750 million, however, as PGE has elected to limit it’s borrowings to cover any potential need to repay outstanding commercial paper, the elected available credit capacity is $604 million.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt in the consolidated balance sheets.

In addition, PGE has four letter of credit facilities that provide a total capacity of $320 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, a total of $106 million of letters of credit were outstanding as of December 31, 2023. Outstanding letters of credit are not reflected on the Company’s consolidated balance sheets.

Pursuant to an order issued by the FERC, the Company is authorized to issue short-term debt in an aggregate amount up to $900 million through February 6, 2026.

Short-term borrowings under these credit facilities, and related interest rates, are reflected in the following table (dollars in millions).

	Year Ended December 31,
	2023	2022	2021
Average daily amount of short-term debt outstanding	$63	$2	$139
Weighted daily average interest rate *	5.5%	3.4%	0.9%
Maximum amount outstanding during the year	$225	$135	$230

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

*    Excludes the effect of commitment fees, facility fees, and other financing fees.

NOTE 10: LONG-TERM DEBT & OTHER FINANCING ARRANGEMENTS

Long-term debt
Long-term debt consists of the following (in millions):

	As of December 31,
	2023	2022
First Mortgage Bonds, rates range from 1.82% to 6.88%, with a weighted average rate of 4.32% in 2023 and 4.09% in 2022, due at various dates through 2059.	$3,880	$3,280
Unsecured term bank loans, variable rate of approximately 5.30% at December 31, 2022	—	260
Pollution Control Revenue Bonds, rates at 2.13% and 2.38%, due 2033	119	119
Total long-term debt	3,999	3,659
Less: Unamortized debt expense	(14)	(13)
Less: Current portion of long-term debt	(80)	(260)
Long-term debt, net of current portion	$3,905	$3,386

First Mortgage Bonds—On August 29, 2023, PGE entered into a Bond Purchase Agreement related to the sale of $500 million in First Mortgage Bonds (FMBs), the bonds consist of:
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

As of December 31, 2023, all series, totaling $500 million, were issued and funded in full.

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

Term Loan—On October 21, 2022, PGE obtained a 366-day term loan from lenders in the aggregate principal of $260 million under a 366-Day Bridge Credit Agreement. The term loan bore interest for the relevant interest period at the Term Secured Overnight Financing Rate (SOFR) plus Term SOFR Adjustment Rate of 10 basis points and Applicable Margin of 87.5 basis points. The interest rate was subject to adjustment pursuant to the terms of the loan. On March 1, 2023, this term loan was repaid in full.

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

As of December 31, 2023, the future minimum principal payments on long-term debt are as follows (in millions):

Years ending December 31:
2024	$80
2025	—
2026	—
2027	160
2028	100
Thereafter	3,659
$3,999

Pelton/Round Butte financing arrangement

Under terms of an agreement (the “Agreement”) approved by the OPUC in 2000, PGE had a 66.67% ownership interest in the 455 Megawatt (MW) Pelton/Round Butte hydroelectric project on the Deschutes River (Pelton/Round Butte), with the remaining interest held by the Confederated Tribes of the Warm Springs Reservation of Oregon (CTWS). In the Agreement, the CTWS had an option to purchase an additional undivided 16.66% ownership interest in Pelton/Round Butte which was exercised in 2022. Under terms of the Agreement, the CTWS has a second option in 2036 to purchase an undivided 0.02% interest in Pelton/Round Butte. If the second option is exercised, the CTWS’ ownership percentage would exceed 50%. PGE remains the operator of the project.

PGE has agreed to purchase 100% of the CTWS’ share of the project’s output under a Power Purchase Agreement (PPA) through 2040. The exercise of the purchase option on January 1, 2022 was evaluated as a sale-leaseback arrangement, and PGE determined that the transaction did not qualify for sale-leaseback accounting. As a result, the transaction is accounted for as a financing arrangement. PGE will continue to record the tangible utility asset within Electric utility plant, net on the consolidated balance sheets as if it were the legal owner and will continue to recognize depreciation expense over the estimated useful life. The monthly PPA payments are split between interest expense and a reduction of the principal portion of the financing obligation, which is included in Other noncurrent liabilities. Any material differences between expense recognition and timing of payments is deferred as a regulatory asset or liability in order to match what is being recovered in customer prices for ratemaking purposes.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
As of December 31, 2023, the future minimum payments on the financing arrangement are as follows (in millions):

Years ending December 31:
2024	$2
2025	5
2026	5
2027	5
2028	5
Thereafter	64
Total Payments	86
Less: Imputed Interest	(57)
Present value of minimum payments	$29

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

PGE made no contributions to the pension plan in 2023, 2022, and 2021. PGE expects to contribute $26 million to the pension plan in 2024.

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

In 2023, PGE executed a sale of the retiree portion of the Nonrepresented Life Insurance Plan as well as a settlement of the active non-union portion of the Nonrepresented HRA Plan, resulting in a combined $1.4 million settlement gain, which have been recorded in Miscellaneous income (expense), net on the consolidated statement of income.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

Trust assets and plan liabilities related to the NQBP included in PGE’s consolidated balance sheets are as follows as of December 31 (in millions):

	2023			2022
	NQBP	Other NQBP	Total	NQBP	Other NQBP	Total
Non-qualified benefit plan trust assets	$17	$18	$35	$19	$19	$38
Non-qualified benefit plan liabilities *	16	63	79	16	67	83

*    For the NQBP, excludes the current portion of $2 million in 2023 and $2 million in 2022, which are classified in Accrued expenses and other current liabilities in the consolidated balance sheets.

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

The asset allocations for the plans, and the target allocation, are as follows:

	As of December 31,
	2023		2022
	Actual	Target *	Actual	Target *
Defined Benefit Pension Plan:
Growth securities	53%	55%	55%	55%
Liability Hedging Fixed Income securities	47	45	45	45
Total	100%	100%	100%	100%
Other Postretirement Benefit Plans:
Equity securities	41%	39%	39%	40%
Debt securities	59	61	61	60
Total	100%	100%	100%	100%
Non-Qualified Benefits Plans:
Equity securities	1%	4%	7%	5%
Debt securities	13	10	9	11
Insurance contracts	86	86	84	84
Total	100%	100%	100%	100%

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

The fair values of the Company’s pension plan assets and other postretirement benefit plan assets by asset category are as follows (in millions):

	Level 1	Level 2	Level 3	Other *	Total
As of December 31, 2023:
Defined Benefit Pension Plan assets:
Equity securities—Domestic	$14	$—	$—	$—	$14
Investments measured at NAV:
Money market funds	—	—	—	30	30
Collective trust funds	—	—	—	484	484
Private equity funds	—	—	—	2	2
	$14	$—	$—	$516	$530
Other Postretirement Benefit Plans assets:
Money market funds	$3	$—	$—	$—	$3
Equity securities:
Domestic	—	2	—	—	2
International	4	—	—	—	4
Debt securities—Domestic	—	4	—	—	4
Investments measured at NAV:
Money market funds	—	—	—	6	6
Collective trust funds	—	—	—	4	4
	$7	$6	$—	$10	$23
As of December 31, 2022:
Defined Benefit Pension Plan assets:
Equity securities—Domestic	$16	$—	$—	$—	$16
Investments measured at NAV:
Money market funds	—	—	—	4	4
Collective trust funds	—	—	—	525	525
Private equity funds	—	—	—	2	2
	$16	$—	$—	$531	$547
Other Postretirement Benefit Plans assets:
Money market funds	$4	$—	$—	$—	$4
Equity securities:
Domestic	—	2	—	—	2
International	3	—	—	—	3
Debt securities—Domestic government	—	4	—	—	4
Investments measured at NAV:
Money market funds	—	—	—	5	5
Collective trust funds	—	—	—	3	3
	$7	$6	$—	$8	$21

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

The following tables provide certain information with respect to the Company’s defined benefit pension plan, other postretirement benefits, and NQBP as of and for the years ended December 31, 2023 and 2022. Information related to the Other NQBP is not included in the following tables (dollars in millions):

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2023	2022	2023	2022	2023	2022
Benefit obligation:
As of January 1	$695	$972	$43	$71	$18	$27
Service cost	10	17	1	1	—	—
Interest cost	37	28	2	2	1	1
Actuarial gain	37	(255)	3	(15)	2	(7)
Benefits paid from plan assets	(86)	(69)	(2)	(4)	(3)	(3)
Benefits paid from Company assets	—	—	(1)	—	—	—
Administrative expenses	(3)	(3)	—	—	—	—
Plan amendment	—	5	—	1	—	—
Plan settlements	—	—	(11)	(13)	—	—
As of December 31	$690	$695	$35	$43	$18	$18
Fair value of plan assets:
As of January 1	$547	$800	$21	$37	$19	$21
Actual return on plan assets	72	(181)	2	(6)	(2)	(2)
Company contributions	—	—	13	7	3	3
Benefit payments	(86)	(69)	(2)	(4)	(3)	(3)
Administrative expenses	(3)	(3)	—	—	—	—
Plan settlements	—	—	(11)	(13)	—	—
As of December 31	$530	$547	$23	$21	$17	$19
Unfunded position as of December 31	$(160)	$(148)	$(12)	$(22)	$(1)	$1
Accumulated benefit plan obligation as of December 31	$645	$656	N/A	N/A	$17	$17
Classification in consolidated balance sheet:
Noncurrent asset	$—	$—	$—	$—	$17	$19
Current liability	—	—	—	(1)	(2)	(2)
Noncurrent liability	(160)	(148)	(12)	(21)	(16)	(16)
Net asset (liability)	$(160)	$(148)	$(12)	$(22)	$(1)	$1
Amounts included in comprehensive income:
Net actuarial loss (gain)	$8	$(28)	$2	$(8)	$2	$(7)
Net settlement gain (loss)	—	—	1	11	—	—
Net prior service credit	—	5	—	—	—	—
Amortization of net actuarial gain (loss)	—	(15)	1	—	(1)	(1)
Amortization of prior service credit	1	2	—	—	—	—
	$9	$(36)	$4	$3	$1	$(8)
Amounts included in AOCL: *
Net actuarial loss (gain)	$105	$96	$(3)	$(7)	$7	$6
Prior service cost	(1)	(1)	—	—	—	—
	$104	$95	$(3)	$(7)	$7	$6

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

Significant actuarial gains (losses) experienced that resulted in changes in projected benefit obligation included the following:
•For the defined benefit pension plan, actuarial gains and losses due to demographic experience, including assumption changes, were a loss of $37 million and a gain of $255 million, and the changes between actual and expected return on plan assets were a gain of $29 million and a loss of $227 million, for the years ended December 31, 2023 and 2022, respectively.
•For the other postretirement benefits, actuarial gains and losses due to demographic experience, including assumption changes, were a loss of $3 million and a gain of $15 million, and the changes between actual and expected return on plan assets were a gain of $1 million and a loss of $6 million, for the years ended December 31, 2023 and 2022, respectively.

Net periodic benefit cost consists of the following for the years ended December 31 (in millions):

	Defined Benefit Pension Plan			Other Postretirement Benefits			Non-Qualified Benefit Plans
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$10	$17	$19	$1	$1	$2	$—	$—	$—
Interest cost on benefit obligation	37	28	27	2	2	2	1	1	1
Expected return on plan assets	(43)	(46)	(45)	(1)	(2)	(2)	—	—	—
Amortization of prior service credit	(1)	(2)	—	—	—	(1)	—	—	—
Amortization of net actuarial loss	—	15	22	(1)	—	—	1	1	1
Settlement gain	—	—	—	(1)	(11)	—	—	—	—
Net periodic benefit cost	$3	$12	$23	$—	$(10)	$1	$2	$2	$2

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The following assumptions were used in determining benefit obligations and net period benefit costs:

	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2023	2022	2023	2022	2023	2022
Assumptions used to determine benefit obligations:
Discount rate	5.13%	5.42%	5.18%	5.47% -	5.13%	5.42%
			5.57%	5.51%
Rate of compensation increase	4.19%	4.21%	4.06%	4.04%	4.01%	5.10%

Assumptions used to determine net periodic benefit cost:
Discount rate	5.42%	2.92%	5.47%	2.75% -	5.42%	2.92%
			6.06%	3.11%
Rate of compensation increase	4.21%	4.26%	4.04%	4.13%	5.10%	4.10%
Long-term rate of return on plan assets	6.75%	6.75%	4.77%	4.83%	N/A	N/A

As of December 31, 2023, there are no liabilities with sensitivity to health care cost trend rates.

The expected rate of return on plan assets each year is based on the approved asset allocation. A forward looking building blocks approach is used with historical returns, capital markets information and survey information used to support the expected rate of return on plan assets assumption.

Changes in actuarial assumptions can also have a material effect on net periodic pension expense. A 0.50% reduction in the expected long-term rate of return on plan assets, or a 0.50% reduction in the discount rate, would have the effect of increasing the 2023 net periodic pension expense by approximately $3 million and $1 million, respectively.

The following table summarizes the benefits expected to be paid to participants in each of the next five years and in the aggregate for the five years thereafter (in millions):

	Payments Due
	2024	2025	2026	2027	2028	2029 - 2033
Defined benefit pension plan	$76	$49	$49	$49	$49	$241
Other postretirement benefits	4	4	4	5	2	10
Non-qualified benefit plans	2	2	2	2	2	9
Total	$82	$55	$55	$56	$53	$260

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

All contributions are invested in accordance with employees’ elections, limited to investment options available under the 401(k) Plan. PGE made contributions to employee accounts of $31 million in 2023, $29 million in 2022, and $26 million in 2021.

NOTE 12: INCOME TAXES

Income tax expense/(benefit) consists of the following (in millions):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$11	$9	$4
State and local	26	24	14
	37	33	18
Deferred:
Federal	4	(1)	—
State and local	4	7	5
	8	6	5
Income tax expense	$45	$39	$23

The significant differences between the U.S. Federal statutory rate and PGE’s Effective tax rate for financial reporting purposes are as follows:

	Years Ended December 31,
	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
Federal tax credits (1)	(9.5)	(12.8)	(13.0)
State and local taxes, net of federal tax benefit	8.6	8.8	8.9
Flow through depreciation and cost basis differences	(0.4)	0.8	(0.2)
Local tax flow-through adjustment (2)	—	—	(3.2)
Reversal of excess deferred income tax (3)	(3.9)	(4.5)	(4.8)
Other	0.6	1.0	(0.1)
Effective tax rate	16.4%	14.3%	8.6%

(1)    Federal tax credits consist primarily of production tax credits (PTCs) earned from Company-owned wind-powered generating facilities. The federal PTCs are earned based on a per-kilowatt hour rate, and as a result, the annual amount of PTCs earned will vary based on weather conditions and availability of the facilities. The PTCs are generated for 10 years from the corresponding facilities’ in-service dates. PGE’s PTC generation will end at various dates through 2030. Federal tax credits also includes all other federal tax credits and related deferrals. The tax credit deferrals are established to provide the benefit back to customers over a period agreed upon with the OPUC.
(2) In 2021, PGE recognized a regulatory asset to defer previously recorded deferred income tax expenses in the amount of $9 million with a corresponding credit to Income tax expense reflected in the consolidated statements of income for the year ended December 31, 2021.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(3) The majority of excess deferred income taxes related to remeasurement under the TCJA is subject to IRS normalization rules and will be reversed over the remaining regulatory life of the assets using the average rate assumption method.
Deferred income tax assets and liabilities consist of the following (in millions):

	As of December 31,
	2023	2022
Deferred income tax assets:
Employee benefits	$99	$99
Regulatory liabilities	21	75
Tax credits	73	102
Price risk management	57	—
Total deferred income tax assets	250	276
Deferred income tax liabilities:
Depreciation and amortization	578	547
Price risk management	—	54
Regulatory assets	146	101
Other	14	13
Total deferred income tax liabilities	738	715
Deferred income tax liability, net	$488	$439

As of December 31, 2023, PGE has federal credit carryforwards of $73 million, consisting of primarily PTCs, which will expire at various dates through 2043. PGE believes that it is more likely than not that its deferred income tax assets as of December 31, 2023 and 2022 will be realized; accordingly, no material valuation allowance has been recorded. As of December 31, 2023, and 2022, PGE had no material unrecognized tax benefits.

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

NOTE 13: EQUITY-BASED PLANS

At the Market Offering Program

On April 28, 2023, PGE entered into an equity distribution agreement under which it could sell up to $300 million of its common stock through at the market offering programs. As of December 31, 2023, pursuant to the terms of the equity distribution agreement, PGE entered into separate forward sale agreements with forward counterparties and under such agreements, the Company could have physically settled by delivering 1,714,971 shares to the counterparties in exchange for cash of $78 million. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

Equity Forward Sale Agreement

In 2022, PGE entered into an equity forward sale agreement (EFSA) in connection with a public offering of 10,100,000 shares of its common stock. In March 2023, the Company issued 7,178,016 shares pursuant to the EFSA and received net proceeds of $300 million. In June 2023, the Company issued 2,212,610 shares pursuant to the

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
EFSA and received net proceeds of $92 million. On July 12, 2023, the Company issued 2,224,374 shares pursuant to the EFSA, settling the equity forward transaction, and received net proceeds of $92 million.

Pursuant to the terms of the EFSA, the forward counterparties borrowed 11,615,000 shares of PGE’s common stock, including 1,515,000 shares in connection with the underwriters’ exercise of their option to purchase additional shares, from third parties in the open market and sold the shares to a group of underwriters for $43.00 per share, less an underwriting discount equal to $1.23625 per share. PGE will not receive any proceeds from the sale of common stock until the EFSA is settled (described above), and at that time PGE will record the proceeds, if any, in equity.

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

Employee Stock Purchase Plan

PGE has an employee stock purchase plan (ESPP) under which a total of 625,000 shares of the Company’s common stock may be issued. The ESPP permits all eligible employees to purchase shares of PGE common stock through regular payroll deductions, which are limited to 10% of base pay. Each year, employees may purchase up to a maximum of $25,000 in common stock or 1,500 shares (based on fair value on the purchase date), whichever is less. Two six-month offering periods occur annually, January 1 through June 30 and July 1 through December 31, during which eligible employees may contribute toward the purchase of shares of PGE common stock. Purchases occur the last day of the offering period, at a price equal to 95% of the fair value of the stock on the purchase date. As of December 31, 2023, there were 119,546 shares available for future issuance pursuant to the ESPP.

Dividend Reinvestment and Direct Stock Purchase Plan
PGE has a Dividend Reinvestment and Direct Stock Purchase Plan (DRIP), under which a total of 2,500,000 shares of the Company’s common stock may be issued. Under the DRIP, investors may elect to buy shares of the Company’s common stock or elect to reinvest cash dividends in additional shares of the Company’s common stock. As of December 31, 2023, there were 2,456,710 shares available for future issuance pursuant to the DRIP.

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

	Units	Weighted Average Grant Date Fair Value
Nonvested units as of December 31, 2020	478,396	$48.00
Granted	318,844	43.01
Forfeited	(9,754)	48.35
Vested	(212,676)	40.33
Nonvested units as of December 31, 2021	574,810	48.07
Granted	271,696	51.29
Forfeited	(76,913)	49.48
Vested	(190,132)	49.11
Nonvested units as of December 31, 2022	579,461	49.23
Granted	421,788	47.82
Forfeited	(57,566)	48.03
Vested	(297,986)	52.45
Nonvested units as of December 31, 2023	645,697	47.57

A total of 4,687,500 shares of common stock were registered for issuance under the Plan, of which 1,732,922 shares remain available for future issuance as of December 31, 2023.

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

Time-based RSUs generally vest over a period of up to three years from the grant date. The fair value of time-based RSUs is measured based on the closing price of PGE common stock on the date of grant and charged to compensation expense on a straight-line basis over the requisite service period for the entire award. The total value of time-based RSUs vested was $9 million for the year ended December 31, 2023, $5 million for 2022, and $3 million for 2021.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
For return on equity, average EPS growth and carbon reduction metrics of the performance-based RSUs, fair value is measured based on the NYSE closing price of PGE common stock on the date of grant. For the TSR portion of the performance-based RSUs, fair value is determined using a Monte Carlo simulation with the following weighted average assumptions:

	2023			2022			2021
Risk-free interest rate			4.2%			1.7%			0.2%
Expected term (in years)			2.9			2.9			2.9
Volatility	21.8%	-	31.5%	26.4%	-	37.9%	26.1%	-	37.9%

There is no expected dividend yield used in the valuation, as it is assumed that all dividends distributed during the performance period are reinvested in the Company’s underlying stock. The fair value of performance-based RSUs is charged to compensation expense on a straight-line basis over the requisite service period for the entire award based on the number of shares expected to vest. Stock-based compensation expense was calculated assuming the attainment of performance goals that would allow the weighted average vesting of 129.7%, 114.9%, and 105.1% of awarded performance-based RSUs for the respective 2023, 2022, and 2021 grants, with an estimated 5% forfeiture rate.

The total value of performance-based RSUs vested was $7 million for the year ended December 31, 2023, $6 million for 2022, and $7 million for 2021.

Stock-based compensation, included in Administrative and other expense in the consolidated statements of income, was $17 million for the year ended December 31, 2023, $15 million for 2022, and $14 million in 2021. Such amounts differ from those reported in the consolidated statements of shareholders’ equity for stock-based compensation due primarily to the impact from the income tax payments made on behalf of employees. The Company withholds a portion of the vested shares for the payment of income taxes on behalf of the employees. Not included in Administrative and other expenses in the consolidated statements of income, is the net impact from these income tax payments, partially offset by the issuance of DERs, resulting in a charge to shareholders’ equity of $4 million in 2023 and in 2022, and $1 million in 2021.

As of December 31, 2023, unrecognized stock-based compensation expense was $18 million, which is expected to be recognized over a weighted average period of one to three years. No stock-based compensation costs have been capitalized.

NOTE 15: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the year using the treasury stock method. Potential common shares consist of: i) employee stock purchase plan shares; ii) contingently issuable time-based and performance-based restricted stock units, along with associated DERs; and iii) shares issuable pursuant to the EFSA and at the market offering program. See Note 13, Equity-based Plans, for additional information on the EFSA and at the market offering program and the resulting impact on earnings per share. Unvested performance-based restricted stock units and associated DERs are included in dilutive potential common shares only after the performance criteria have been met. Anti-dilutive stock awards are excluded from the calculation of diluted earnings per common share.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Net income attributable to PGE common shareholders is the same for both the basic and diluted earnings per share computations. The reconciliations of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Weighted average common shares outstanding—basic	97,760	89,290	89,481
Dilutive potential common shares	192	353	146
Weighted average common shares outstanding—diluted	97,952	89,643	89,627

NOTE 16: COMMITMENTS AND GUARANTEES

Purchase Commitments

As of December 31, 2023, PGE’s estimated future minimum payments pursuant to purchase obligations for the following five years and thereafter are as follows (in millions):

	Payments Due
	2024	2025	2026	2027	2028	Thereafter	Total
Capital and other purchase commitments	$694	$272	$13	$5	$2	$41	$1,027
Purchased power and fuel:
Electricity purchases	727	692	333	294	286	2,766	5,098
Capacity contracts	119	122	96	5	5	64	411
Public utility districts	12	11	10	9	7	16	65
Natural gas	104	69	37	37	37	187	471
Coal and transportation	27	27	—	—	—	—	54
Total	$1,683	$1,193	$489	$350	$337	$3,074	$7,126

Capital and other purchase commitments—Certain commitments have been made for 2024 and beyond that include those related to hydro licenses, upgrades to generation, distribution, and transmission facilities, information systems, and system maintenance work. Termination of these agreements could result in cancellation charges.

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

Under one of the Grant County agreements, the Company is required to pay its proportionate share of the operating and debt service costs of the hydroelectric projects whether they are operable or not. Under one of the Douglas County agreement, the Company is required to make monthly payments for capacity that will not vary with annual project generation provided to PGE. The Company has estimated the capacity payments, which are subject to annual adjustments based on Douglas County’s loads, and included the estimated amounts in the table above. The future minimum payments for the PUDs in the preceding table reflect the principal and capacity payments only and do not include interest, operation, or maintenance expenses.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Selected information regarding these projects is summarized as follows (dollars in millions):

	Capacity Charges and Revenue Bonds as of December 31, 2023	PGE’s Average Share as of December 31, 2023		Contract Expiration	Total PGE Contract Costs
		Output	Capacity		2023	2022	2021
			(in MW)
Priest Rapids and Wanapum	$1,883	8.6%	163	2052	$77	$45	$26
Wells	347	8.1	16	2028	11	12	13

The agreements for Priest Rapids and Wanapum provide that, should any other purchaser of output default on payments as a result of bankruptcy or insolvency, PGE would be allocated a pro-rata share of the output and operating and debt service costs of the defaulting purchaser. For Wells, PGE would be responsible for a pro-rata portion of the defaulting purchaser’s share with no limitation, regardless of the reason for any default. For Priest Rapids and Wanapum, PGE would be allocated up to a cumulative maximum that would not adversely affect the tax-exempt status of any of the public utility district’s outstanding debt for the portion of the project that benefits tax-exempt purchasers.

Natural gas—PGE has contracts for the purchase and transportation of natural gas from domestic and Canadian sources for its natural gas-fired generating facilities.

Coal—The Company has a coal agreement with take-or-pay provisions related to Colstrip Units 3 and 4 coal-fired generating plant (Colstrip) that expires in December 2025.

Guarantees

PGE enters into financial agreements, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. In connection with the agreement to transfer certain tax credits generated in 2023, PGE provided indemnification against the buyer’s losses related to a failure to satisfy the PTC qualification or transferability requirements under the Internal Revenue Code, but not due to the action or legal tax status of the buyer or a change in tax law. As of December 31, 2023, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the consolidated balance sheets with respect to these indemnities.

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

PGE does not record leases with a term of 12-months or less in the consolidated balance sheets. Total short-term lease costs as of December 31, 2023 are immaterial. PGE has lease agreements with lease and non-lease components, which are accounted for separately.

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

The components of lease cost were as follows (in millions):

	2023	2022

Operating lease cost	$4	$4
Finance lease cost:
Amortization of right-of-use assets	$14	$14
Interest on lease liabilities	15	15
Total finance lease cost	$29	$29

Variable lease cost	$33	$31

Supplemental information related to amounts and presentation of leases in the consolidated balance sheets is presented below (in millions):

	Balance Sheet Classification	As of December 31,
		2023	2022
Operating Leases:
Operating lease right-of-use assets	Other noncurrent assets	$18	$22

Current liabilities	Accrued expenses and other current liabilities	$3	$4
Noncurrent liabilities	Other noncurrent liabilities	16	18
Total operating lease liabilities *		$19	$22
Finance Leases:
Finance lease right-of-use assets	Electric utility plant, net	$291	$305

Current liabilities	Current portion of finance lease obligations	$20	$20
Noncurrent liabilities	Finance lease obligations, net of current portion	289	294
Total finance lease liabilities *		$309	$314

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
* Included in lease liabilities are $183 million and $186 million related to power purchase agreements for the years ended December 31, 2023 and 2022, respectively.

Lease term and discount rates were as follows:

	December 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term (in years)
Operating leases	51	44
Finance leases	21	22
Weighted Average Discount Rate
Operating leases	4.1%	3.9%
Finance leases	4.8%	4.9%

PGE’s gas storage finance lease contains five 10-year renewal periods which have not been included in the finance lease obligation.

As of December 31, 2023, maturities of lease liabilities were as follows (in millions):

	Operating Leases	Finance Leases

2024	$3	$20
2025	1	27
2026	1	27
2027	1	27
2028	1	26
Thereafter	40	356
Total lease payments	47	483
Less imputed interest	(28)	(174)
Total	$19	$309

Supplemental cash flow information related to leases for the years indicated was as follows (in millions):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4	$4	$8
Operating cash flows from finance leases	15	15	11
Financing cash flows from finance leases	6	7	6
Right-of-use assets obtained in leasing arrangements:
Operating leases	$—	$—	$(12)
Finance leases	—	29	153

Battery storage agreement—On April 26, 2023, PGE entered into a battery storage purchased power agreement (PPA) that will be accounted for as a lease upon commencement. The lease is expected to commence in December 2024 and has a term of 20 years. The expected total fixed contract consideration will approximate $737 million over the lease term.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 18: JOINTLY-OWNED PLANT

As of December 31, 2023, PGE had the following investments in jointly-owned plant (dollars in millions):

	PGE Share	In-service Date			Plant In-service	Accumulated Depreciation *	Construction Work In Progress
Colstrip	20.00%	1986			$572	$456	$1
Pelton/Round Butte	50.01%	1958	/	1964	216	72	18
Total					$788	$528	$19

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

The Company operated, and continues to have a 90% ownership interest in Boardman, which ceased coal-fired operations during 2020. Decommissioning of the Boardman facility is substantially complete and as of December 31, 2023, PGE’s ARO liability for its 90% share of the decommissioning costs was $6 million.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

A small group of PRPs performed pre-remedial design sampling to update baseline data and submitted the data in an updated evaluation report to the EPA for review. The evaluation report concluded that the conditions of the Portland Harbor have improved substantially over the past ten years. In response, the EPA indicated that while it would use the data to inform implementation of the ROD, the EPA’s conclusions remained materially unchanged. With the completion of pre-remedial design sampling, Portland Harbor is now in the remedial design phase, which consists of additional technical information and data collection to be used to design the expected remedial actions. Certain PRPs, not including PGE, have entered into consent agreements to perform remedial design and the EPA has indicated it will take the initial lead to perform remedial design on the remaining areas. The Company anticipates that remedial design costs will ultimately be allocated to PRPs as a part of the allocation process for remediation costs of the EPA’s preferred remedy. The entirety of Portland Harbor continues under an active engineering design phase.

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

Colstrip-Related Litigation

The Company has a 20% ownership interest in Colstrip, which is located in the state of Montana and operated by one of the co-owners, Talen Montana, LLC (Talen). In May 2022, Talen’s parent company, Talen Energy Supply, LLC, filed for chapter 11 bankruptcy protection, although Colstrip continued to operate and generate electricity for PGE customers and others. Various business disagreements have arisen amongst the co-owners regarding interpretation of the Ownership and Operation (O&O) Agreement and other matters. An arbitration process has been initiated to address such business disagreements and has resulted in several legal proceedings. The arbitration along with other matters related to Colstrip, are summarized below.
Arbitration—In March 2021, co-owner NorthWestern Corporation (NorthWestern) initiated arbitration against all other co-owners of Colstrip to determine whether co-owners representing 55% or more of the ownership shares can vote to close one or both units of Colstrip, or, alternatively, whether unanimous consent is required. The O&O Agreement among the parties states that any dispute shall be submitted for resolution to a single arbitrator with appropriate expertise. The arbitration has been stayed through April 1, 2024, by agreement of the parties. PGE cannot predict the ultimate outcome of the arbitration process.

Richard Burnett; Colstrip Properties Inc., et al v. Talen Montana, LLC; PGE, et al—In December 2020, the original claim was filed in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. The plaintiffs allege they have suffered adverse effects from the defendants’ coal dust. In August 2021, the claim was amended to add PGE as a defendant. Plaintiffs are seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties, as determined by the Court. This case is currently set for trial on November 5, 2024. The Company is unable to predict the outcome or estimate a range of reasonably possible loss in this matter.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Westmoreland Mine Permits—Two lawsuits were commenced by the Montana Environmental Information Center, challenging certain permits relating to the operation of the Westmoreland Rosebud Mine, which provides coal to Colstrip. In the first, the Montana District Court for Rosebud County issued an order vacating a permit (AM4 Permit) for one area (Area B) of the mine. This case was appealed and on November 22, 2023, the Supreme Court of Montana reinstated the Montana District Court vacating the AM4 Permit and affirming the lower court order to return to the Board of Environmental Review for additional permit review considerations. In the second, the Montana Federal District Court issued findings and recommended that a decision approving expansion of the mine into a new area (Area F) should be vacated, but recommending the decision not take effect for 365 days from the date of a final order. On November 24, 2023, the Ninth Circuit Court of Appeals dismissed the appeal by Westmoreland for lack of appellate jurisdiction, and noted that the appropriate venue to raise issues will be the U.S. Office of Surface Mining during the remand process. PGE is not a party to either of these proceedings, but is continuing to monitor the progress of both lawsuits and assess the impact, if any, of the proceedings on Westmoreland’s ability to meet its contractual coal supply obligations.

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

NOTE 20: SUBSEQUENT EVENT

Beginning January 13, 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. Along with over a dozen mutual assistance crews, PGE repaired damage and restored power to over 500,000 customers throughout the storm and the days that followed.

PGE currently estimates the incremental incurred and future costs to repair damage to PGE’s transmission and distribution systems and restore power to customers could range from $50 million to $60 million, with $35 million to $45 million of that range estimated to represent operating expenses associated with transmission and distribution. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which will allow PGE to seek recovery of incremental storm expenses through the previously filed emergency deferral. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC, under Docket UM 2190, related to the emergency restoration costs for the January storm and expects to defer a significant portion of these costs as regulatory assets.

Due to the storm and corresponding impact on power markets, PGE has incurred a substantial amount of incremental net variable power costs compared to what was anticipated in the 2024 Annual Power Cost Update Tariff (AUT). PGE believes that a portion of the storm will qualify as a Reliability Contingency Event (RCE) as approved by the OPUC in PGE’s 2024 GRC. Under the RCE mechanism, PGE is allowed to pursue recovery of 80% of costs for RCEs above amounts forecasted in the Company’s AUT, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. Estimates of the total cost for the RCE are still under development, however the Company believes total costs could be in the range of $85 million to $100 million. Full impacts cannot be determined until all settlements and invoices are received for the period to which the RCE applies. PGE expects to defer a significant majority of these costs through its various OPUC approved mechanisms over net variable power costs.

PGE believes it has adequate liquidity to cover the event.

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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report pursuant to Rule 13a-15(c) under the Exchange Act. Management’s assessment was based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting, as of December 31, 2023, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who audits the Company’s consolidated financial statements, as stated in their report included in Item 8.—“Financial Statements and Supplementary Data,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2023.

(c)     Changes in Internal Control over Financial Reporting

In the fourth quarter of 2023, PGE implemented new financial systems, including an enterprise resource planning system and an enterprise performance management system. The systems replaced existing systems and are primarily used for financial reporting processes and certain operational activities. In connection with the implementations, the Company modified the design and implementation of certain internal control processes and procedures. Management will continue to evaluate and monitor the internal controls over the Company’s financial reporting process, including monitoring the operating effectiveness of related key controls.

Other than with respect to the implementations noted above, there were no other changes to PGE’s internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

During the year ended December 31, 2023, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Larry Bekkedahl (Senior Vice President, Advanced Energy Delivery)	Adoption (November 10, 2023)	Rule 10b5-1 trading arrangement	Until February 14, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 3,384 shares of common stock
Benjamin Felton (Executive Vice President Chief Operating Officer)	Adoption (December 6, 2023)	Rule 10b5-1 trading arrangement	Until December 5, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 1,927 shares of common stock

ITEM 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Item 10 is incorporated herein by reference to the relevant information under the captions “Corporate Governance” and “Item 1: Election of Directors” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (SEC) in connection with the Annual Meeting of Shareholders scheduled to be held on April 19, 2024. Information regarding executive officers of Portland General Electric Company may be found in Part I, Item 1. Business of this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the relevant information under the captions “Item 1: Election of Directors—Director Compensation,” “Item 1: Election of Directors—Board Committees—Compensation, Culture and Talent Committee—Compensation, Culture and Talent Committee Interlocks,” “Compensation, Culture and Talent Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on April 19, 2024.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the relevant information under the captions “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers,” in the Company’s

definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on April 19, 2024.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on April 19, 2024.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the relevant information under the captions “Principal Accountant Fees and Services” and “Pre-Approval Policy for Independent Auditor Services” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders scheduled to be held on April 19, 2024.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
(b)    Exhibit Listing

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1*	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (Form 8-K filed May 9, 2014, Exhibit 3.1).
3.2*	Twelfth Amended and Restated Bylaws of Portland General Electric Company (Form 10-Q filed October 27, 2023, Exhibit 3.2).
(4)	Instruments defining the rights of security holders, including indentures
4.1*	Portland General Electric Company Indenture of Mortgage and Deed of Trust dated July 1, 1945 (Form 8, Amendment No. 1 dated June 14, 1965) (File No. 001-05532-99).
4.2*	Fortieth Supplemental Indenture dated October 1, 1990 (Form 10-K for the year ended December 31, 1990, Exhibit 4) (File No. 001-05532-99).
4.3*	Seventy-third Supplemental Indenture dated August 1, 2017, between the Company and Wells Fargo Bank, National Association, as Trustee (Form 8-K filed August 3, 2017, Exhibit 4.1).
4.4*	Seventy-fifth Supplemental Indenture, dated April 1, 2019, between the Company and Wells Fargo Bank, National Association, as trustee (Form 8-K filed April 15, 2019, Exhibit 4.1).
4.5*	Description of Securities (Form 10-K filed February 15, 2019, Exhibit 4.6).
(10)	Material Contracts
10.1*

First Amendment to Credit Agreement, dated as of September 9, 2022, among Portland General Electric Company, the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders. (8-K filed September 9, 2022, Exhibit 10.1).

Exhibit Number	Description
10.2*
Second Amendment to Credit Agreement, dated as of August 18, 2023, among Portland General Electric Company, the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (8-K filed August 22, 2023, Exhibit 10.1).

10.3*	Portland General Electric Company Outplacement Assistance Plan dated June 15, 2005 (Form 8-K filed June 20, 2005, Exhibit 10.2) (File No. 001-05532-99). +
10.4*	Portland General Electric Company 2005 Management Deferred Compensation Plan dated January 1, 2005 (Form 10-K filed March 11, 2005, Exhibit 10.18) (File No. 001-05532-99). +
10.5*	Portland General Electric Company Management Deferred Compensation Plan dated March 12, 2003 (Form 10-Q filed May 15, 2003, Exhibit 10.1) (File No. 001-05532-99). +
10.6*	Portland General Electric Company Supplemental Executive Retirement Plan dated March 12, 2003 (Form 10-Q filed May 15, 2003, Exhibit 10.2) (File No. 001-05532-99). +
10.7*	Portland General Electric Company 2006 Outside Directors’ Deferred Compensation Plan (Form 8-K filed May 17, 2006, Exhibit 10.1) (File No. 001-05532-99). +
10.8*	Form of Directors’ Restricted Stock Unit Agreement (Form 10-K filed February 15, 2019, Exhibit 10.18).+
10.9*	Portland General Electric Company Amended and Restated Severance Pay Plan for Executive Employees (the “Amended Plan”), effective July 27, 2021 (Form 10-Q filed July 30, 2021, Exhibit 10.1).+
10.10*	Portland General Electric Company Annual Cash Incentive Plan as amended and restated effective July 27, 2021 (Form 10-Q filed July 30, 2021, Exhibit 10.2).+
10.13*	Portland General Electric Company Stock Incentive Plan as amended and restated effective July 27, 2021 (Form 10-Q filed July 30, 2021, Exhibit 10.3).+
10.14*	Form of Officers’ and Key Employees’ Performance Stock Unit Agreement. (Form 10-K filed February 17, 2022, Exhibit 10.15).+
10.15*	Form of Officers’ and Key Employees’ Restricted Stock Unit Agreement. (Form 10-K filed February 17, 2022, Exhibit 10.16).+
10.16*	Portland General Electric Company Agreement Concerning Indemnification and Related Matters (Form 10-Q filed October 27, 2023, Exhibit 10.1).+
(23)	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
(32)	Section 1350 Certifications
32.1	Certifications of Chief Executive Officer and Chief Financial Officer.
97.1	Portland General Electric Company Amended and Restated Incentive Compensation Clawback and Cancellation Policy.
(101)	Interactive Data File
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Annual Report on Form 10-K filed February 20, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

ITEM 16.     FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2024.

PORTLAND GENERAL ELECTRIC COMPANY

By:	/s/ MARIA M. POPE
Maria M. Pope
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2024.

Signature	Title

/s/ MARIA M. POPE	President, Chief Executive Officer, and Director (principal executive officer)
Maria M. Pope

/s/ JOSEPH R. TRPIK	Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)
Joseph R. Trpik

/s/ DAWN L. FARRELL	Director
Dawn L. Farrell

/s/ MARK B. GANZ	Director
Mark B. Ganz

/s/ MARIE OH HUBER	Director
Marie Oh Huber

/s/ KATHRYN J. JACKSON	Director
Kathryn J. Jackson

/s/ MICHAEL A. LEWIS	Director
Michael A. Lewis

/s/ MICHAEL H. MILLEGAN	Director
Michael H. Millegan

/s/ JOHN O’LEARY	Director
John O’Leary

/s/ M. LEE PELTON	Director
M. Lee Pelton

/s/ PATRICIA S. PINEDA	Director
Patricia S. Pineda

/s/ JAMES P. TORGERSON	Director
James P. Torgerson