Form 10-Q
period 2024-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2024-04-26
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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

Number of shares of common stock outstanding as of April 19, 2024 is 103,031,278 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

DEFINITIONS

The following abbreviations and acronyms are used throughout this document:

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction
AUT	Annual Power Cost Update Tariff
Colstrip	Colstrip Units 3 and 4 coal-fired generating plant
EFSA	Equity Forward Sale Agreement
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
GAAP	Accounting principles generally accepted in the United States of America
GRC	General Rate Case
IRP	Integrated Resource Plan
Moody’s	Moody’s Investors Service
MW	Megawatts
MWa	Average megawatts
MWh	Megawatt hour
Nasdaq	National Association of Securities Dealers Automated Quotations
NVPC	Net Variable Power Costs
NYSE	New York Stock Exchange
OPUC	Public Utility Commission of Oregon
PCAM	Power Cost Adjustment Mechanism
ROE	Regulated return on equity
RPS	Renewable Portfolio Standard
S&P	S&P Global Ratings
SEC	United States Securities and Exchange Commission

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Revenues, net	$940	$745
Alternative revenue programs, net of amortization	(11)	3
Total revenues	929	748
Operating expenses:
Purchased power and fuel	405	304
Generation, transmission and distribution	99	93
Administrative and other	95	80
Depreciation and amortization	121	111
Taxes other than income taxes	47	43
Total operating expenses	767	631
Income from operations	162	117
Interest expense, net	51	44
Other income:
Allowance for equity funds used during construction	5	3
Miscellaneous income, net	6	12
Other income, net	11	15
Income before income tax expense	122	88
Income tax expense	13	14
Net income	109	74
Other comprehensive income	1	—
Net income and Comprehensive income	$110	$74

Weighted-average common shares outstanding (in thousands):
Basic	101,299	91,840
Diluted	101,467	92,571

Earnings per share:
Basic	$1.08	$0.81
Diluted	$1.08	$0.80

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$176	$5
Accounts receivable, net	412	414
Inventories	114	113
Regulatory assets—current	177	221
Other current assets	203	182
Total current assets	1,082	935
Electric utility plant, net	9,663	9,546
Regulatory assets—noncurrent	606	492
Nuclear decommissioning trust	30	31
Non-qualified benefit plan trust	36	35
Other noncurrent assets	171	169
Total assets	$11,588	$11,208

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289	$347
Liabilities from price risk management activities—current	137	164
Short-term debt	—	146
Current portion of long-term debt	80	80
Current portion of finance lease obligation	23	20
Accrued expenses and other current liabilities	356	355
Total current liabilities	885	1,112
Long-term debt, net of current portion	4,353	3,905
Regulatory liabilities—noncurrent	1,406	1,398
Deferred income taxes	534	488
Unfunded status of pension and postretirement plans	160	172
Liabilities from price risk management activities—noncurrent	56	75
Asset retirement obligations	273	272
Non-qualified benefit plan liabilities	78	79
Finance lease obligations, net of current portion	285	289
Other noncurrent liabilities	99	99
Total liabilities	8,129	7,889
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, no par value, 160,000,000 shares authorized; 103,023,507 and 101,159,609 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,828	1,750
Accumulated other comprehensive loss	(4)	(5)
Retained earnings	1,635	1,574
Total shareholders’ equity	3,459	3,319
Total liabilities and shareholders’ equity	$11,588	$11,208

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$109	$74
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121	111
Deferred income taxes	37	4
Pension and other postretirement benefits	1	1
Allowance for equity funds used during construction	(5)	(3)
Decoupling mechanism deferrals, net of amortization	11	(3)
Regulatory assets	(120)	(6)
Regulatory liabilities	(3)	8
Other non-cash income and expenses, net	23	10
Changes in working capital:
Accounts receivable, net	(5)	34
Inventories	(1)	—
Margin deposits	27	86
Accounts payable and accrued liabilities	24	(174)
Margin deposits from wholesale counterparties	—	(140)
Other working capital items, net	(16)	(27)
Other, net	(28)	(14)
Net cash provided by (used in) operating activities	175	(39)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from investing activities:
Capital expenditures	(325)	(274)
Proceeds from sale of properties	—	2
Other, net	(6)	(4)
Net cash used in investing activities	(331)	(276)

Cash flows from financing activities:
Proceeds from issuance of common stock	$78	$300
Proceeds from issuance of long-term debt	450	100
Payments on long-term debt	—	(260)
Issuance (maturities) of commercial paper, net	(146)	68
Dividends paid	(48)	(40)
Other	(7)	(6)
Net cash provided by financing activities	327	162
Change in cash and cash equivalents	171	(153)
Cash and cash equivalents, beginning of period	5	165
Cash and cash equivalents, end of period	$176	$12

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$26	$22
Cash paid for income taxes, net	2	2

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon (State). The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to meet the needs of, and obtain reasonably-priced power for its retail customers, manage risk, and administer it’s long-term wholesale contracts. In addition, PGE performs portfolio management and wholesale market services for third parties in the region. The Company continues to develop products and service offerings for the benefit of retail and wholesale customers. PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company owns unregulated, non-utility real estate comprised primarily of PGE’s corporate headquarters. The Company’s corporate headquarters is located in Portland, Oregon and its approximately 4,000 square mile, State-approved service area, entirely within the State, encompasses 51 incorporated cities. As of March 31, 2024, PGE served 940,000 retail customers within a service area of 1.9 million residents.

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

The financial information included herein as of and for the three months ended March 31, 2024 and 2023 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of a normal recurring nature, unless otherwise noted. The financial information as of December 31, 2023 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 20, 2024, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three months ended March 31, 2024 and 2023.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Miscellaneous Income, Net

Miscellaneous income, net includes $3 million and $8 million in interest income from regulatory assets for the three months ended March 31, 2024 and 2023, respectively, and $2 million and $3 million realized and unrealized gains on the non-qualified benefit plan trust assets. The remaining activity is comprised of $1 million in other miscellaneous income in both 2024 and 2023.

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

NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended March 31,
	2024	2023
Retail:
Residential	$415	$362
Commercial	227	197
Industrial	102	82
Direct access customers	6	6
Subtotal	750	647
Alternative revenue programs, net of amortization	(11)	3
Other accrued revenues, net	1	1
Total retail revenues	740	651
Wholesale revenues*	176	88
Other operating revenues	13	9
Total revenues	$929	$748

* Wholesale revenues include $88 million and $34 million related to electricity commodity contract derivative settlements for the three months ended March 31, 2024 and 2023, respectively. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

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
Pursuant to regulation by the OPUC, PGE is mandated to maintain several tariff schedules to collect funds from customers for programs that benefit the general public, such as conservation, low-income housing, energy efficiency, renewable energy programs, and privilege taxes. For such programs, PGE generally collects the funds and remits the amounts to third party agencies that administer the programs. In these arrangements, PGE is considered to be an agent, as PGE’s performance obligation is to facilitate a transaction between customers and the administrators of these programs. Therefore, such amounts are presented on a net basis and do not appear in Revenues, net within the condensed consolidated statements of income.

Alternative Revenues programs—Revenues related to PGE’s decoupling mechanism and Renewable Adjustment Clause (RAC) are considered earned under alternative revenue programs, as these amounts represent contracts with the regulator and not with customers. Such revenues are presented separately from revenues from contracts with customers and classified as Alternative revenue programs, net of amortization on the condensed consolidated statements of income. The activity within this line item is comprised of current period deferral adjustments, which can either be a collection from or a refund to customers, and is net of any related amortization. When amounts related to alternative revenue programs are ultimately included in prices and customer bills, the amounts are included within Revenues, net, with an equal and offsetting amount of amortization recorded on the Alternative revenue programs, net of amortization line item. Under the RAC in 2024, the Company has deferred amounts related to the Clearwater Wind Development (Clearwater). For further information, see “Clearwater RAC” in the Regulatory Assets and Liabilities section of Note 3, Balance Sheet Components, in this Item 1.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Wholesale Revenues

PGE participates in the wholesale electricity marketplace in order to balance its supply of power to meet the needs of, and secure reasonably priced power for, its retail customers, manage risk, and administer its current long-term wholesale contracts. In addition, the Company performs portfolio management and wholesale market services for third parties in the region. Interconnected transmission systems in the western United States serve utilities with diverse load requirements and allow PGE to purchase and sell electricity within the region depending upon the relative price and availability of power, hydro, solar and wind conditions; and daily and seasonal retail demand.
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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Accounts Receivable, Net

Accounts receivable, net includes $132 million and $138 million of unbilled revenues as of March 31, 2024 and December 31, 2023, respectively. Accounts receivable, net includes an allowance for credit losses of $11 million as of March 31, 2024 and $9 million as of December 31, 2023. The following summarizes activity in the allowance for credit losses (in millions):

Three Months Ended March 31,
2024
Balance as of beginning of period	$9
Increase in provision	3
Amounts written off	(3)
Recoveries	2
Balance as of end of period	$11

Other Current Assets

Other current assets consist of the following (in millions):

	March 31, 2024	December 31, 2023
Prepaid expenses	$109	$68
Assets from price risk management activities	29	22
Margin deposits	65	92
Other current assets	$203	$182

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	March 31, 2024	December 31, 2023
Electric utility plant in-service	$13,881	$13,329
Construction work-in-progress	628	974
Total cost	14,509	14,303
Less: accumulated depreciation and amortization	(4,846)	(4,757)
Electric utility plant, net	$9,663	$9,546

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $576 million and $558 million as of March 31, 2024 and December 31, 2023, respectively. Amortization expense related to intangible assets was $18 million and $14 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.
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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	March 31, 2024			December 31, 2023
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$108		$48	$143		$63
Reliability contingency events	—		75	—		—
Pension and other postretirement plans	—		104	—		104
Trojan decommissioning activities	—		141	—		139
February 2021 ice storm and damage	12		53	12		55
January 2024 storm and damage	—		48	—		—
2020 Labor Day wildfire	5		22	5		23
Wildfire mitigation	19		13	19		10
Other	33		102	42		98
Total regulatory assets	$177		$606	$221		$492
Regulatory liabilities:
Asset retirement removal costs	$—		$1,178	$—		$1,173
Deferred income taxes	—		171	—		177
Clearwater RAC	—		10	—		—
Other	50		47	48		48
Total regulatory liabilities	$50	*	$1,406	$48	*	$1,398
* Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

January 2024 storm and damage—Beginning January 13, 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 19, 2024, which will allow PGE to seek recovery of incremental storm expenses through the OPUC pre-authorized emergency deferral mechanism. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC, under Docket UM 2190, related to the emergency restoration costs for the January storm, and as of March 31, 2024, PGE’s deferred balance related to the January 2024 storm was $48 million. PGE believes amounts deferred as of March 31, 2024 are probable of recovery under the emergency deferral mechanism. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings test, could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Reliability contingency events—A portion of the January 2024 storm also qualified as a Reliability Contingency Event (RCE) as approved by the OPUC in PGE’s 2024 GRC. Under the RCE mechanism, PGE is allowed to defer and recover 80% of prudent costs for RCEs above amounts forecasted in the Company’s Annual Power Cost Update Tariff, without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. As of March 31, 2024, PGE’s deferred balance related to the 2024 RCE was $75 million. Full impacts cannot be determined until all settlements and invoices are received for the period to which the RCE applies. PGE files the results of the PCAM annually with the OPUC no later than July 1, initiating a regulatory review process that typically results in a final determination and order from the OPUC by the end of the year, with any resulting refund or collection impacting customer prices effective January 1 of the following year. Costs related to the RCE in January 2024 will be included in the Company’s PCAM for 2024, which the Company expects to file no later than July 1, 2025. The OPUC has significant discretion in making the final determination of

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Wildfire Mitigation represents incremental costs and investments made by PGE related to intensifying efforts on its system to mitigate the risk of wildfire and improve resiliency to wildfire damage under SB 762, enacted in July 2021. These efforts include enhanced tree and brush clearing, hardening equipment, and making emergency plans in close partnership with various land and emergency management agencies to further expand the use of a public safety power shutoff, if the need should arise. PGE submitted its 2024 risk-based Wildfire Mitigation Plan to the OPUC in December 2023, and it is pending approval from the OPUC, which is expected no later than June 25, 2024.

As of March 31, 2024 and December 31, 2023, PGE’s deferred balance related to incremental wildfire mitigation operating expenses was $32 million and $29 million, respectively. The 2024 balance is comprised of:
•Pre-AAC—Prior to establishing the collections noted below, PGE had deferred incremental costs related to wildfire mitigation and as of March 31, 2024 this balance is $22 million. On July 1, 2022, PGE filed an application for reauthorization of OPUC Docket UM 2019 to defer incremental wildfire mitigation costs that exceed the amount granted in base rates. On May 10, 2023, in Order No. 23-173, the OPUC approved an automatic adjustment clause mechanism to recover wildfire mitigation costs (capital and expense). PGE and certain parties agreed to a stipulation, which was adopted by the OPUC on October 18, 2023, that allows PGE to begin amortizing $27 million comprised of $23 million related to the September 30, 2023 deferred operating expense balance of $31 million and $4 million for capital related revenue requirement.
•2023 Base rates—The outcome of PGE’s 2022 GRC provided an annual amount of $24 million to be collected in base rates for recovery of operating expenses related to wildfire mitigation efforts beginning May 9, 2022, through December 31, 2023. As of March 31, 2024, there was $1 million in the balancing account.
•2024 AAC—Beginning January 1, 2024, and in conjunction with the Company’s 2024 GRC proceeding, PGE removed 2024 related collections for wildfire mitigation costs (for both capital and expense) from base prices and will include the forecasted costs for current year spending within the automatic adjustment clause in a separate tariff, with the final amount pending OPUC approval. Differences between actual expense and customer collections will be recorded as regulatory assets or liabilities within the automatic adjustment clause balancing account, which will be subject to a prudence review, but will not be subject to an earnings test. As of March 31, 2024, there was $9 million in the balancing account.
The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Clearwater RAC—The RAC allows PGE to recover prudently incurred costs of renewable resources through filings made each year, outside of a GRC. Under the RAC, during 2023, the Company submitted a filing for Clearwater, which estimated the annual revenue requirement, net of NVPC benefits to be a refund to customers of approximately $30 million that would be included in customers prices June 1, 2024. Pursuant to the filing, PGE would defer the revenue requirement, net of NVPC benefits from the in-service date of January 2024 until Clearwater was reflected in customer prices. On April 4, 2024, the OPUC rejected PGE and parties’ Stipulation regarding Clearwater and requested that PGE submit reply testimony responding to the arguments raised by the OPUC Staff by April 25, 2024. The rejection order provided a new target rate effective date of August 1, 2024. As of March 31, 2024, the Company had recorded a $10 million regulatory liability refund to customers. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	March 31, 2024	December 31, 2023
Accrued employee compensation and benefits	$50	$74
Accrued taxes payable	29	30
Accrued interest payable	58	40
Accrued dividends payable	50	51
Regulatory liabilities—current	50	48
Margin deposits from wholesale counterparties	5	5
Other	114	107
Total accrued expenses and other current liabilities	$356	$355

Credit Facilities

On August 18, 2023, PGE entered into an amendment of its existing revolving credit facility. As of March 31, 2024, PGE had a $750 million revolving credit facility scheduled to expire in September 2028. The Company has the ability to expand the revolving credit facility to $850 million, if needed, subject to the requirements of the agreement. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of March 31, 2024, PGE was in compliance with this covenant with a 56.9% debt-to-total capital ratio and had no outstanding balance on the revolving credit facility. As a result of the policy to backup commercial paper borrowings, the aggregate unused available credit capacity under the credit facility was $750 million. In addition, the credit facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. The Company believes these potential adjustments will have an immaterial impact on PGE’s results of operations.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility in order to allow for coverage of any potential need to repay commercial paper that may be outstanding at the time. As of March 31, 2024, PGE had no commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has four letter of credit facilities that provide a total capacity of $320 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $131 million were outstanding as of March 31, 2024. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Pursuant to an order issued by the FERC, the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2026.

Long-term Debt

On February 22, 2024, PGE entered into a Bond Purchase Agreement related to the sale of $450 million in First Mortgage Bonds (FMBs). The Bonds were issued and funded in full on February 22, 2024 and consist of:
•a series, due in 2029, in the amount of $100 million that will bear interest from its issuance date at an annual rate of 5.15%;
•a series, due in 2034, in the amount of $100 million that will bear interest from its issuance date at an annual rate of 5.36%; and
•a series, due in 2054, in the amount of $250 million that will bear interest from its issuance date at an annual rate of 5.73%.

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Service cost	$3	$3
Interest cost*	8	9
Expected return on plan assets*	(10)	(11)
Net periodic benefit cost	$1	$1

* The net expense portion of non-service cost components are included in Miscellaneous income, net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE estimated the fair value of financial asset and liability instruments as of March 31, 2024 and December 31, 2023, and classified these financial instruments based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

The Company’s financial assets and liabilities whose values were recognized at fair value in the Company’s condensed consolidated balance sheets are as follows by level within the fair value hierarchy (in millions):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$173	$—	$—	$—	$173
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	8	8	—	—	16
Corporate credit	—	7	—	—	7
Money market funds	—	—	—	7	7
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	3	—	—	—	3
Money market funds	2	—	—	—	2
Paid Leave Oregon Trust
Money market funds	—	—	—	3	3
Price risk management activities: (1) (4)
Electricity	—	20	6	—	26
Natural gas	—	11	—	—	11
	$186	$46	$6	$10	$248
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$28	$33	$—	$61
Natural gas	—	116	16	—	132
	$—	$144	$49	$—	$193

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
(4)For further information, see Note 5, Risk Management.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$—	$—	$—	$—	$—
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	9	9	—	—	18
Corporate credit	—	7	—	—	7
Money market funds	—	—	—	6	6
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	3	—	—	—	3
Money market funds	2	—	—	—	2
Paid Leave Oregon Trust:
Money market funds	—	—	—	3	3
Price risk management activities: (1) (4)
Electricity	—	8	14	—	22
Natural gas	—	11	—	—	11
	$14	$35	$14	$9	$72
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$30	$43	$—	$73
Natural gas	—	150	16	—	166
	$—	$180	$59	$—	$239

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of March 31, 2024
Electricity physical forwards	$5	$32	Discounted cash flow	Electricity forward price (per MWh)	$17.00	$156.50	$78.73
Natural gas financial swaps	—	16	Discounted cash flow	Natural gas forward price (per Decatherm)	2.28	9.59	3.40
Electricity financial futures	1	1	Discounted cash flow	Electricity forward price (per MWh)	40.00	156.50	92.51
	$6	$49
As of December 31, 2023
Electricity physical forwards	$14	$43	Discounted cash flow	Electricity forward price (per MWh)	$37.53	$153.33	$84.58
Natural gas financial swaps	—	16	Discounted cash flow	Natural gas forward price (per Decatherm)	2.25	8.89	3.37
Electricity financial futures	—	—	Discounted cash flow	Electricity forward price (per MWh)	65.30	107.31	91.33
	$14	$59

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Balance as of the beginning of the period	$45	$32
Net realized and unrealized losses/(gains)*	(2)	(11)
Transfers from Level 3 to Level 2	—	7
Balance as of the end of the period	$43	$28
* Both realized and unrealized losses/(gains), of which the unrealized portions are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Revenues, net or Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income. Includes $1 million and $5 million in net realized losses for the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, the carrying amount of PGE’s long-term debt was $4,433 million, net of $15 million of unamortized debt expense, and its estimated aggregate fair value was $3,955 million. As of December 31, 2023, the carrying amount of PGE’s long-term debt was $3,985 million, net of $14 million of unamortized debt expense, and its estimated aggregate fair value was $3,705 million.

NOTE 5: RISK MANAGEMENT

PGE participates in the wholesale marketplace to balance its supply of power, which consists of its own generation combined with wholesale market transactions, to meet the needs of its retail customers, manage risk, and administer the Company’s long-term wholesale contracts. Wholesale market transactions include purchases and sales of both power and fuel resulting from economic dispatch decisions with respect to Company-owned generation resources. The Company also performs portfolio management and wholesale market services for third parties in the region. As a result of this ongoing business activity, PGE is exposed to commodity price risk and foreign currency exchange rate risk, from which changes in prices and/or rates may affect the Company’s financial position, results of operations, or cash flows.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	March 31, 2024	December 31, 2023
Current assets:
Commodity contracts:
Electricity	$20	$13
Natural gas	9	9
Total current derivative assets (1)	29	22
Noncurrent assets:
Commodity contracts:
Electricity	6	9
Natural gas	2	2
Total noncurrent derivative assets (1)	8	11
Total derivative assets (2)	$37	$33
Current liabilities:
Commodity contracts:
Electricity	$44	$51
Natural gas	93	113
Total current derivative liabilities	137	164
Noncurrent liabilities:
Commodity contracts:
Electricity	17	22
Natural gas	39	53
Total noncurrent derivative liabilities	56	75
Total derivative liabilities (2)	$193	$239
(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.
(2) As of March 31, 2024 and December 31, 2023, no derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	March 31, 2024		December 31, 2023
Commodity contracts:
Electricity	4	MWhs	3	MWhs
Natural gas	200	Decatherms	213	Decatherms
Foreign currency	$22	Canadian	$20	Canadian
PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of March 31, 2024, gross amounts included as Price risk management liabilities subject to master netting agreements were $24 million, comprised of $21 million for natural gas and $3 million for electricity, for which PGE has posted no collateral. As of December 31, 2023, gross amounts included as Price risk

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
management liabilities subject to master netting agreements were $28 million, for which PGE had posted $1 million collateral. Of the gross amounts recognized as of December 31, 2023, $3 million was for electricity and $25 million was for natural gas.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Revenues, net or Purchased power and fuel, as applicable, in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Commodity contracts:
Electricity	$(19)	$(35)
Natural Gas	14	132

Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended March 31, 2024 and 2023, net gains of $49 million and net losses of $206 million, respectively, have been offset.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss/(gain) recorded as of March 31, 2024 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total
Commodity contracts:
Electricity	$17	$19	$(1)	$(1)	$—	$1	$35
Natural gas	76	29	15	1	—	—	121
Net unrealized loss/(gain)	$93	$48	$14	$—	$—	$1	$156

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2024 was $177 million, for which PGE has posted $65 million in collateral, consisting of $20 million of letters of credit and $45 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered at March 31, 2024, the cash requirement to either post as collateral or settle the instruments immediately would have been $117 million. As of March 31, 2024, PGE had $6 million cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheets.

As of March 31, 2024, PGE held from counterparties $10 million in collateral, consisting of $5 million of letters of credit and $5 million of cash. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

NOTE 6: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of: i) employee stock purchase plan shares; ii) contingently issuable time-based and performance-based restricted stock units, along with associated dividend equivalent rights; and iii) shares issuable pursuant to the at the market offering program. Unvested performance-based restricted stock units and associated dividend equivalent rights are included in dilutive potential common shares only after the performance criteria have been met.

For the three months ended March 31, 2024, unvested performance-based restricted stock units and related dividend equivalent rights of 507 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 413 thousand shares excluded for the three months ended March 31, 2023.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Weighted-average common shares outstanding—basic	101,299	91,840
Dilutive effect of potential common shares *	168	731
Weighted-average common shares outstanding—diluted	101,467	92,571
* As of March 31, 2023, 577,479 incremental shares were included in the calculation of diluted EPS related to the securities under the EFSA. There was no dilutive impact from the EFSA in 2024 as it was settled in July 2023.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three-month periods ended March 31, 2024 and 2023 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2023	101,159,609	$1,750	$(5)	$1,574	$3,319
Issuances of shares pursuant to equity-based plans	148,926	—	—	—	—
Issuances of shares pursuant to equity agreements	1,714,972	78	—	—	78
Dividends declared ($0.4750 per share)	—	—	—	(48)	(48)
Net income	—	—	—	109	109
Other comprehensive income	—	—	1	—	1
Balances as of March 31, 2024	103,023,507	$1,828	$(4)	$1,635	$3,459

Balances as of December 31, 2022	89,283,353	$1,249	$(4)	$1,534	$2,779
Issuances of shares pursuant to equity-based plans	159,603	—	—	—	—
Issuances of shares pursuant to equity agreements	7,178,016	300	—	—	300
Stock-based compensation	—	(1)	—	—	(1)
Dividends declared ($0.4525 per share)	—	—	—	(40)	(40)
Net income	—	—	—	74	74
Balances as of March 31, 2023	96,620,972	$1,548	$(4)	$1,568	$3,112

At-the-Market Offering Program—On April 28, 2023, PGE entered into an equity distribution agreement under which it could sell up to $300 million of its common stock through at the market offering programs. In 2023, pursuant to the terms of the equity distribution agreement, PGE entered into separate forward sale agreements with forward counterparties. In March 2024, the Company issued 1,714,972 shares pursuant to the agreements and received net proceeds of $78 million, settling all forward sale agreements in place. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

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

The EPA finalized a feasibility study, along with the remedial investigation, and the results provided the framework for the EPA to determine a clean-up remedy for Portland Harbor that was documented in a Record of Decision (ROD) issued in 2017. The ROD outlined the EPA’s selected remediation plan for clean-up of Portland Harbor that had an undiscounted estimated total cost of $1.7 billion, comprised of $1.2 billion related to remediation construction costs and $0.5 billion related to long-term operation and maintenance costs. Remediation construction costs were estimated to be incurred over a 13-year period, with long-term operation and maintenance costs estimated to be incurred over a 30-year period from the start of construction. Stakeholders have raised concerns that the EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The EPA acknowledged the estimated costs were

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
based on data that was outdated and that pre-remedial design sampling was necessary to gather updated baseline data to better refine the remedial design and estimated cost.

A small group of PRPs performed pre-remedial design sampling to update baseline data and submitted the data in an updated evaluation report to the EPA for review. The evaluation report concluded that the conditions of Portland Harbor have improved substantially with the passage of time. In response, the EPA indicated that while it would use the data to inform implementation of the ROD, the EPA’s conclusions remained materially unchanged. With the completion of pre-remedial design sampling, Portland Harbor is now in the remedial design phase, which consists of additional technical information and data collection to be used to design the expected remedial actions. Certain PRPs, not including PGE, have entered into consent agreements to perform remedial design and the EPA has indicated it will take the initial lead to perform remedial design on the remaining areas. The Company anticipates that remedial design costs will ultimately be allocated to PRPs as a part of the allocation process for remediation costs of the EPA’s preferred remedy. The entirety of Portland Harbor continues under an active engineering design phase.

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

Governmental Investigations

In March, April, and May 2021, the Division of Enforcement of the Commodity Futures Trading Commission (CFTC), the Division of Enforcement of the SEC, and the Division of Enforcement of the FERC, respectively, informed the Company they are conducting investigations arising out of the energy trading losses the Company previously announced in August 2020. The Company is cooperating with the CFTC, the SEC, and the FERC. Management cannot predict the eventual scope or outcome of these matters.

Colstrip-Related Litigation

The Company has a 20% ownership interest in the Colstrip Units 3 and 4 coal-fired generating plant (Colstrip), which is located in the state of Montana and operated by one of the co-owners, Talen Montana, LLC (Talen). In May 2022, Talen’s parent company, Talen Energy Supply, LLC filed for chapter 11 bankruptcy protection, although Colstrip continues to operate and generate electricity for PGE customers and others. Various business disagreements have arisen amongst the co-owners regarding interpretation of the Ownership and Operation (O&O) Agreement and other matters. An arbitration process has been initiated to address such business disagreements and, along with other matters related to Colstrip, are summarized below.

Arbitration—In March 2021, co-owner NorthWestern Corporation (NorthWestern) initiated arbitration against all other co-owners of Colstrip to determine whether co-owners representing 55% or more of the ownership shares can vote to close one or both units of Colstrip, or, alternatively, whether unanimous consent is required. The O&O Agreement among the parties states that any dispute shall be submitted for resolution to a single arbitrator with appropriate expertise. The parties had agreed to stay the arbitration through April 1, 2024 and are now in the process of reengaging in arbitration discussions. An arbitration date has not yet been scheduled. PGE cannot predict the ultimate outcome of the arbitration process.

Richard Burnett; Colstrip Properties Inc., et al v. Talen Montana, LLC; PGE, et al.—In December 2020, the original claim was filed in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. The plaintiffs allege they have suffered adverse effects from the defendants’ coal dust. In August 2021, the claim was amended to add PGE as a defendant. Plaintiffs are seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties, as determined by the Court. This case is currently set for trial on November 5, 2024. The Company is unable to predict the outcome or estimate a range of any possible loss in this matter.

Westmoreland Mine Permits—Two lawsuits were commenced by the Montana Environmental Information Center, challenging certain permits relating to the operation of the Westmoreland Rosebud Mine, which provides coal to Colstrip. In the first, the Montana District Court for Rosebud County issued an order vacating a permit for one area of the mine. This case was appealed and on November 22, 2023, the Supreme Court of Montana reinstated the Montana District Court vacating the permit and affirming the lower court order to return to the Board of Environmental Review for additional permit review considerations. In the second, the Montana Federal District Court issued findings and recommended that a decision approving expansion of the mine into a new area should be vacated, but recommended the decision not take effect for 365 days from the date of a final order. On November 24, 2023, the Ninth Circuit Court of Appeals dismissed the appeal by Westmoreland for lack of appellate jurisdiction, and noted that the appropriate venue to raise issues will be the U.S. Office of Surface Mining during the remand

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
process. PGE is not a party to either of these proceedings, but is continuing to monitor the progress of both lawsuits and assess the impact, if any, of the proceedings on Westmoreland’s ability to meet its contractual coal supply obligations.

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

NOTE 9: GUARANTEES

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of March 31, 2024, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes tax credits, regulatory flow-through adjustments, and other items, applied to the Company’s year-to-date, pre-tax income. The significant differences between the Federal statutory tax rate and PGE’s effective tax rate are reflected in the following table:

	Three Months Ended March 31,
	2024	2023
Federal statutory tax rate	21.0%	21.0%
Federal tax credits*	(16.2)	(9.3)
State and local taxes, net of federal tax benefit	9.1	9.0
Flow-through depreciation and cost basis differences	0.2	1.0
Amortization of excess deferred income tax	(3.3)	(3.7)
Other	(0.1)	(2.1)
Effective tax rate	10.7%	15.9%

* Federal tax credits primarily consist of production tax credits (PTCs) earned from Company-owned wind-powered generating facilities. PTCs are earned based on a per-kilowatt hour rate and, as a result, the annual amount of PTCs earned will vary based on weather conditions and availability of the facilities. PTCs are earned for 10 years from the in-service dates of the corresponding facilities. PGE’s PTC generation will end at various dates through 2034.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Carryforwards

Federal tax credit carryforwards as of March 31, 2024 and December 31, 2023 were $94 million and $73 million, respectively. These credits primarily consist of PTCs, which will expire at various dates through 2044. PGE included anticipated proceeds from the sale of tax credits in determining the need for a valuation allowance. PGE believes that it is more likely than not that its deferred income tax assets as of March 31, 2024 will be realized, however a valuation allowance has been recorded for the expected discount on the sale of tax credits. The valuation allowance as of March 31, 2024 was $1 million and was deferred as a regulatory asset. As of December 31, 2023, no material valuation allowance was recorded. As of March 31, 2024, and December 31, 2023, PGE had no material unrecognized tax benefits.

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

In addition to any assumptions and other factors and matters referred to specifically in connection with forward-looking statements, factors that could cause actual results or outcomes for PGE to differ materially from those discussed in such forward-looking statements include:

•governmental policies, legislative action, and regulatory audits, investigations, and actions, including those of the Federal Regulatory Energy Commission (FERC), the Public Utility Commission of Oregon, (OPUC), the United States Securities and Exchange Commission (SEC), and the Division of Enforcement of the Commodity Futures Trading Commission (CFTC), with respect to allowed rates of return, financings, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs, operating expenses, deferrals, timely recovery of costs and capital investments, energy trading activities, and current or prospective wholesale and retail competition;
•economic conditions that result in decreased demand for electricity, reduced revenue from sales of excess energy during periods of low wholesale market prices, impaired financial stability of vendors and service providers, and elevated levels of uncollectible customer accounts;
•inflation and volatility in interest rates;
•changing customer expectations and choices that may reduce customer demand for PGE’s services may impact the Company’s ability to make and recover its investments through rates and earn its authorized return on equity, including the impact of growing distributed and renewable generation resources, changing customer demand for enhanced electric services, and an increasing risk that customers procure electricity from Electricity Service Suppliers (ESSs) or the adoption of community choice aggregation;
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
•unseasonable or severe weather and other natural phenomena, such as the greater size and prevalence of wildfires in Oregon in recent years, which could affect public safety, customers’ demand for power, and PGE’s ability and cost to procure adequate power and fuel supplies to serve its customers, access the wholesale energy market, or operate its generating facilities and transmission and distribution systems, and the Company’s costs to maintain, repair, and replace such facilities and systems, and recovery of such costs;
•PGE’s ability to effectively implement a public safety power shutoff (PSPS) and de-energize its system in the event of heightened wildfire risk or implement effective system hardening programs, the inability of which could lead to potential liability if energized systems are involved in wildfires that cause harm, as well as the risk that damages from wildfires may not be recoverable through rates or insurance, resulting in impact to the financial condition, results of operations, or reputation of the Company;
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
•future laws, regulations, and proceedings that could increase the Company’s costs of operating its thermal generating plants, or affect the operations of such plants by imposing requirements for additional emissions controls or significant emissions fees or taxes in order to mitigate carbon dioxide, mercury, and other gas emissions;
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
•risks and uncertainties related to current or future All-Source Request For Proposals (RFP) projects, including, but not limited to regulatory processes, legal actions, transmission capabilities, system interconnections, inflationary impacts, supply chain constraints, supply cost increases (including application of tariffs impacting solar module imports), permitting and construction delays, and legislative uncertainty; and
•acts of war or terrorism.

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

Empowering customers and communities—PGE’s customers have a desire for purchasing clean energy, as over 229 thousand residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100% clean and renewable electricity by 2035 and 100 % economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area have similar goals and continue to consider similar goals for the future.

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

As of March 31, 2024, the Green Future Impact Program has an approved capacity of 750 MW nameplate. Through this voluntary program, the Company seeks to support the customers’ clean energy acceleration, achieve PGE sustainability goals, mitigate cost and manage risk, and reliably integrate power.

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

Severe weather—In recent years, PGE’s territory has experienced unprecedented heat, historic ice and snowstorms, and wildfires. On January 13, 2024, the Company’s service territory encountered the first of a series of severe winter weather events, including snow, ice, and high winds that caused catastrophic damage to physical assets and resulted in widespread customer power outages. For more information regarding the January 2024 severe winter weather events, see “Declared States of Emergency” within this Overview section of this Item 2. August 2023 experienced a record-breaking heat wave with temperatures in the region reaching all-time recorded highs for the month. This resulted in a peak load demand of 4,498 MW, beating the Company’s previous all-time peak load demand, and surpassing the prior summer peak load by nearly 6%. The increase and severity of weather events highlights the importance of combating the effects of climate change through decarbonizing the power supply and investing in a more reliable and resilient grid.

Investing in a Clean Energy Future

The Resource Planning Process— PGE’s resource planning process includes working with customers, stakeholders, and regulators to chart the course toward a clean, affordable, and reliable energy future. With the passage of HB 2021, PGE created a Clean Energy Plan (CEP), which articulates the Company’s strategy to meet the 2030, 2035, and 2040 emission reduction targets through an equitable transition to a decarbonized grid. The CEP is based on, and was filed in connection with, the Company’s 2023 IRP. PGE filed its first combined IRP and CEP with the OPUC in March 2023. That filing projected PGE’s resource and capacity needs over the next 20 years and proposed an Action Plan to meet near-term needs, subject to the new HB 2021 emissions reduction requirements.

PGE estimates a total resource need of approximately 3,500 to 4,500 MW of renewable energy and non-emitting capacity in order to meet the Company’s 2030 emissions reduction target. Through the 2021 All-Source RFP, PGE procured 311 MW of wind resources and 475 MW of capacity, leaving a remaining need to procure approximately 2,700 to 3,700 MW.

On January 25, 2024, the OPUC acknowledged PGE’s IRP, subject to certain conditions, providing regulatory support for the Company to pursue the near-term resource additions articulated in the Action Plan. However, the OPUC declined to acknowledge the CEP, directing the Company to provide additional forecast of its emission reductions based on new analysis in the CEP/IRP Update to be filed in January 2025. PGE will continue to pursue its 2023 All-Source RFP while revising forecasts of emissions in the CEP

2021 All-Source RFP
Pursuant to the 2021 All-Source RFP process, seeking approximately 1,000 MW of renewable resources and non-emitting dispatchable capacity, PGE entered into agreements to acquire resources as follows:
•Clearwater Wind Development—PGE and NextEra Energy Resources, LLC, a subsidiary of NextEra Energy, Inc. entered into agreements to construct a 311 MW wind energy facility in Eastern Montana. PGE owns 208 MW of production capacity of the facility. Subsidiaries of NextEra Energy Resources, LLC, which operates the facility, owns the remaining 103 MW of production capacity and sells their portion of the output to PGE under a 30-year PPA. The project was placed in-service during the first quarter of 2024 with a total cost of $424 million, including AFUDC, as of March 31, 2024.
•Seaside Grid—PGE entered into an agreement to construct a 200 MW Battery Energy Storage System (BESS) in Portland, Oregon. PGE will own the resource, with an investment of approximately $360 million, excluding AFUDC. The project has an estimated commercial operation date of June 30, 2025. As of March 31, 2024, the Company has recorded $92 million, including AFUDC, in CWIP for the Seaside Grid.
•Constable BESS (formerly Evergreen)—PGE entered into an agreement to construct a 75 MW BESS in Hillsboro, Oregon. PGE will own the resource, with an investment of approximately $150 million, excluding AFUDC. The project has an estimated commercial operation date of December 31, 2024. As of March 31, 2024, the Company has recorded $48 million, including AFUDC, in CWIP for the Constable BESS.
•Troutdale Grid—PGE entered into a storage capacity agreement for a 200 MW BESS in Troutdale, Oregon. NextEra Energy Resources, LLC, will own the resource and will sell the capacity to PGE under a 20-year storage capacity agreement. The project has an estimated commercial operation date of December 31, 2024.

The Clearwater agreements and all BESS agreements represent the final procurement from the 2021 All-Source RFP. Resources required to meet the remaining 2030 need are anticipated to be procured through future acquisition processes, including, but not limited to, the 2023 All-Source RFP and future RFPs.

All BESS projects will be directly interconnected to PGE’s system. Emissions associated with energy used to charge the BESS are accounted for when they are emitted from the generating facility. BESS projects do not add incremental emissions to the grid, and therefore, are non-emitting dispatchable capacity resources. The BESS projects will qualify for the federal investment tax credit (ITC). The Clearwater agreements will qualify for production tax credits (PTCs) and will be eligible under Oregon’s Renewable Portfolio Standard (RPS). The agreements will be subject to prudency review by the OPUC.

In February 2022, NewSun Energy LLC (NewSun) filed a petition for judicial review in the Marion County Circuit Court against the OPUC challenging the scoring methodology in the 2021 All-Source RFP. PGE joined in the case as an intervenor. NewSun also filed a motion to stay the 2021 All-Source RFP process, which the Court subsequently denied. The OPUC filed a motion to dismiss the case and PGE joined the OPUC’s motion to dismiss. NewSun opposed the motion. In May 2022, the Court granted the motion to dismiss to which NewSun responded in June 2022 by filing a notice of appeal with the Court of Appeals of the State of Oregon. After receiving multiple extensions, NewSun filed its opening brief in the appeal in February 2023 and PGE filed a response brief in June 2023. In August 2023, PGE filed a notice asking the Court to dismiss the case. That motion remains pending. Oral argument in this case occurred March 18, 2024. The parties await a decision from the Court.

In October 2022, NewSun filed a petition in Deschutes County Circuit Court seeking review of the OPUC order acknowledging, with conditions, PGE’s 2021 All-Source RFP shortlist. PGE intervened in this case and, in March 2023, filed a motion to dismiss. In September 2023, the judge granted PGE’s motion to dismiss. In November 2023, NewSun filed a notice of appeal in the Court of Appeals of the State of Oregon. Opening briefs in the Appeal were filed March 1, 2024, with PGE to respond by May 9, 2024.

PGE cannot predict the outcome of these proceedings or potential impact, if any, to its 2021 All-Source RFP process.

2023 All-Source RFP

PGE filed notice with the OPUC in January 2023 that an RFP in 2023 was needed to procure resources to meet a forecasted 2026 capacity shortfall and to make continued progress toward decarbonization targets under HB 2021. These actions were consistent with the 2023 IRP Action Plan and CEP. The filing included PGE’s request for a partial waiver of the OPUC’s competitive bidding rules, which was approved by the OPUC in April 2023, and outlined PGE’s recommended timeline for obtaining necessary regulatory approvals. PGE filed the draft 2023 All-Source RFP with the OPUC in May 2023 and regulatory approval was granted in January 2024. The Company issued the RFP to market on February 2, 2024, seeking bids for resources that can provide non-emitting dispatchable capacity and renewable generation. The submission deadline for proposals is in April 2024. Bids will be evaluated based on the OPUC-approved scoring methodology. Following determination of a final shortlist, PGE plans to file for acknowledgement in mid-2024 with a final selection in the third or fourth quarter of 2024.

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

Building a resilient grid—To serve communities with clean energy, PGE’s grid of the future will need to be smart and adaptive. Highlights of PGE’s key investments and plans for building a resilient grid include:
•Wildfire Mitigation—PGE has a Wildfire Mitigation Program under which an annual Wildfire Mitigation Plan (WMP) is developed and submitted to the OPUC to coordinate activities across the Company and with state-wide stakeholders. The 2024 WMP forecasts $45 million in operations and maintenance costs and an additional $43 to $49 million in capital investments in the current year to continue system hardening efforts, expand situational awareness capabilities, implement specific inspection and maintenance along with vegetation management, raise community and customer awareness, and take operational actions within high fire risk zones. PGE strives to improve regional safety by reducing the risk that the Company’s electric utility infrastructure could cause a wildfire, while limiting the impacts of PSPS events and other mitigation activities on customers and increasing the resiliency of PGE assets to wildfire damage. In the three months ended March 31, 2024, PGE invested $3 million in capital projects related to wildfire mitigation and resiliency and utility asset management, consistent with the 2024 WMP.
•Virtual Power Plant (VPP)—PGE’s VPP is a production resource comprised of Distributed Energy Resources (DERs) and flexible loads that are managed through technology platforms to provide grid and power operations services. PGE’s customer offerings related to energy efficiency and flexible load programs, rooftop solar, battery storage, and electric vehicle charging solutions support grid reliability and increase portfolio flexibility and resource diversity. These DERs and flexible loads are the foundation of PGE’s VPP that will provide a growing suite of grid and system services over time. When coordinated through the Company’s DER Management Systems, the various DERs and flexible loads support cost-effective decarbonization, advance customer and community energy resiliency, promote customer engagement with the energy system, and unlock additional grid services that enhance PGE’s operation of a dynamic two-way system. In 2023, PGE saw record energy demand of 4,498 MW on August 14. Customer actions that day, orchestrated through the VPP, reduced load by more than 90 MW, helping avoid customer service interruptions and reducing exposure to scarcity pricing in energy markets.
•Distribution System Plan—In 2021 and 2022, PGE filed its inaugural DSP in two parts, which were accepted by the OPUC in March 2022 and February 2023, respectively. While the OPUC Staff is in the process of reviewing whether to modify the current DSP guidelines, PGE plans to file its next DSP in the fourth quarter of 2024. The DSP outlines distribution system assets, describes how the Company plans for new load, including distributed resources such as electric vehicles (EVs) and Solar Photovoltaic installations, and presents the vision for modernizing the grid to enable accelerated decarbonization and customer participation in meeting PGE’s clean energy goals.

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

In 2023, PGE’s second Transportation Electrification (TE) plan was filed and accepted by the OPUC. This second TE plan considers current and planned activities, along with forecasted EV loads and potential system impacts. The 2023 TE plan represents a continuation of the approach and programmatic efforts found within PGE’s 2019 TE plan while also outlining the Company’s current strategy to integrate TE into utility business in order to plan, service, and manage EV load.

In the 2023 to 2025 period covered by the 2023 TE plan, capital expenditures are expected to be approximately $25 million. The final 2023 TE plan with its planned activities was accepted by the OPUC on October 17, 2023.

Businesses and families continue to turn to electricity to serve their home and workplace needs. PGE continues to pursue advanced technologies to enhance the grid, pursue distributed generation and energy storage, and develop microgrids and the use of data and analytics to better predict demand and support energy-saving customer programs.

Laws and Regulations

Federal Grants—In November 2021, the $1.2 trillion Infrastructure Investment and Jobs Act (IIJA), which includes approximately $550 billion of new federal spending, was signed into law. PGE continues to pursue multiple areas under the IIJA, and other state, federal, and private programs, for potential grant funding of projects. These projects target improvements in electrical system reliability and resiliency, wildfire situational awareness and mitigation, greater communications capabilities, advancements in customer usage analytics using artificial intelligence, renewable resources and advanced electrical grid support, hydro generation operations, hydrogen production, utility workforce development, and regional transmission capacity constraints.

As of March 31, 2024, PGE has submitted 27 full federal grant applications and has been awarded 11 grants totaling $317.8 million, including the following:
•U.S. DOE Bethel-Round Butte Transmission Line Upgrade—The U.S. DOE selected the Confederated Tribes of Warm Springs (CTWS), in partnership with PGE, for a $250 million grant to upgrade the existing 230 kV Bethel-Round Butte Transmission line to 500 kV. The project will accelerate the development of transmission capacity, enabling new carbon-free generation in Central and Eastern Oregon to reach customer demand loads in Western Oregon. The added capacity and associated upgrades will also increase resiliency of the transmission system as well as resiliency of the CTWS Tribal communities by increasing resources available to the Tribes to support adaptation and response strategies. The U.S DOE and PGE are negotiating the final funding and scope for the line upgrade as part of a multi-year process.
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

The United States Treasury and the Internal Revenue Service released extensive rules addressing credit transfer eligibility and application, including but not limited to, required registration, filing, and documentation for transferors and transferees to elect and claim a credit transfer. On December 12, 2023, PGE received approval from the OPUC to transfer 2023 production tax credits and record any difference in the full value and the discounted value in a property balancing account. Consistent with options available under the IRA, PGE transferred 2023 credits with the final transfer occurring in the first quarter of 2024. On April 16, 2024, PGE received approval from the OPUC to transfer 2024 and 2025 PTCs and record any difference in the full value and the discounted value in a property balancing account. PGE has entered into an agreement to transfer 2024 and 2025 PTCs and expects to generate and transfer approximately $55 million in PTCs in 2024.

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

HB 2021—In 2021, the Oregon Legislature passed HB 2021, which, among other things, requires retail electricity providers to reduce GHG emissions associated with serving Oregon retail electricity consumers 80% by 2030, 90% by 2035, and 100% by 2040, compared to baseline emissions levels. For PGE, the baseline levels are the average annual emissions for the years 2010, 2011, and 2012 associated with the electricity sold to its retail electricity consumers as reported to the Oregon Department of Environmental Quality (ODEQ).

HB 2021 requires utilities to develop a CEP for meeting the targets, concurrent with each IRP, that results in an affordable, reliable, and clean electric system. In reviewing a CEP, the OPUC must ensure that utilities create a plan that is in the public interest, demonstrate continual progress toward meeting the targets, and take actions as soon as practicable that facilitate rapid reduction of GHG emissions.

Under the law, retail electricity providers utilize the existing, required, annual reporting of GHG emissions to the ODEQ. In the target years of 2030, 2035, and 2040, and every year thereafter in the target period, the OPUC will use the data reported to the ODEQ for that compliance year to determine whether the reduction targets are met.

RPS standards and other laws—In 2016, Oregon Senate Bill (SB) 1547 increased the 2007 benchmarks for the percentage of electricity that must come from renewable sources by dates certain and required the elimination of coal as a fuel for generation of electricity used to serve Oregon utility customers no later than 2030.

PGE ceased coal fired operation at its Boardman generating facility (Boardman) in 2020 and decommissioning of the plant is substantially complete. The Company has a 20% ownership share in Colstrip Units 3 and 4 coal-fired generation plant (Colstrip) and, in response to SB 1547 has accelerated depreciation of Colstrip to December 31, 2025. In order to meet PGE’s regulatory and legislative requirements, the Company continues to evaluate the possibility of exiting ownership in Colstrip. See Note 8, Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements” for information regarding legal proceedings related to Colstrip.

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

Other provisions of SB 1547:
•established RPS thresholds of 27% by 2025, 35% by 2030, 45% by 2035, and 50% by 2040;
•limited the life of renewable energy credits (RECs) generated from facilities that become operational after 2022 to five years, but continue unlimited lifespan for all existing RECs and allow for the generation of additional unlimited RECs for a period of five years for projects online before December 31, 2022; and
•provided opportunity to pursue recovery of energy storage costs related to renewable energy in the Company’s Renewable Adjustment Clause (RAC) filings.
PGE believes it is on track to meet the 2025 RPS threshold.

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

General Rate Case—On February 29, 2024, PGE filed with the OPUC a GRC based on a 2025 test year (2025 GRC) that seeks a $225 million increase in the annual revenue requirement related primarily to recovery of costs associated with non-emitting battery projects, an increase in base business costs for upgrades to PGE's transmission and distribution system, and investments in strengthening and safeguarding the grid to meet growing customer demand and bolster reliability. PGE continues to build a modern grid designed to withstand severe weather and allow energy to flow from more resources to improve reliability, resiliency, and capability to deliver safe, reliable, clean electricity to customers. The total increase in annual revenue requirement includes an increase in annual revenue requirement of $37 million as a result of higher net variable power costs expected in 2025, as reflected in the Annual Power Cost Update Tariff (AUT) filed, separately, with the OPUC February 29, 2024 (OPUC Docket UE 436). The NVPC projection will be updated periodically during 2024.

Other key items in the 2025 GRC filing include requests for a Renewable Automatic Adjustment Clause mechanism for standalone energy storage and an investment recovery mechanism.

The proposed net increase in annual revenue requirement in the 2025 GRC was based upon a:
•capital structure of 50% debt and 50% equity;
•return on equity of 9.75%;
•cost of capital of 7.189%; and
•rate base of $7.5 billion.

Regulatory review of the 2025 GRC is expected to continue throughout 2024. The Company cannot predict the ultimate outcome of the remaining regulatory process. A final order on the 2025 GRC is targeted to be issued by the OPUC by the end of 2024, with new customer prices to take effect January 1, 2025.

The 2025 GRC filing (OPUC Docket UE 435) and the 2025 AUT filing, including copies of direct testimony and exhibits, are available on the OPUC website at www.oregon.gov/puc.

Declared states of emergency—In 2021, the OPUC issued an order that approved a pre-authorized deferral of costs associated with declared states of emergency. Qualifying events would include federal or state declared emergencies with impacts on PGE’s service territory. Previously the Company had to file a request for deferred accounting when an event of that nature occurred, and had to seek OPUC approval of such deferred accounting applications to be effective. With this order, PGE would provide notice of an event that qualifies and would not need to seek OPUC approval to apply deferred accounting treatment for incremental costs related to the emergency. The OPUC maintains responsibility to review utility requests to amortize deferred amounts in customer prices, including a review of utility prudence in a future proceeding, among other requirements.

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

As of March 31, 2024, PGE incurred $60 million in incremental costs to repair damage to PGE’s transmission and distribution systems and restore power to customers, with $48 million of that representing operating expenses associated with transmission and distribution. PGE expects to incur and defer additional costs subsequent to the storm related to addressing vegetation and other debris and hazards both in and outside of PGE’s property and right-of-way, however the Company does not expect these costs to be material. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allows PGE to seek recovery of incremental storm expenses through the previously filed emergency deferral. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC, under Docket UM 2190, related to the emergency restoration costs for the January storm and as of March 31, 2024 has deferred $48 million of these costs as regulatory assets. For further information, see “January 2024 storm and damage” in the Regulatory Assets and Liabilities section of Note 3, Balance Sheet Components in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Power costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2024 AUT included a final increase in power costs for 2024, and a corresponding increase in annual revenue requirement, of $216 million from 2023 levels, which were reflected in customer prices effective January 1, 2024.

Portland Harbor Environmental Remediation Account (PHERA) mechanism—The EPA has listed PGE as one of over one hundred Potentially Responsible Parties (PRPs) related to the remediation of the Portland Harbor Superfund site. As of March 31, 2024, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision (ROD) issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. Stakeholders have raised concerns that EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording an estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the recovery mechanism allows the Company to defer and recover estimated liabilities and incurred legal and technical analysis expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, including, but not limited to, insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures were to be deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

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

In the 2024 GRC filing, the Company included a concept proposal that could lead to resuming decoupling, with certain modifications. As stipulated in the 2024 GRC settlement agreement, PGE made a tariff filing on January 26, 2024 that proposes weather-normalized decoupling, which would sunset after December 31, 2025, for residential and small non-residential customers. The proposal seeks a 3% annual limit on collections or refunds and a balancing account, which would carry forward to subsequent years for refund or recovery, to capture any amounts that exceed the limit. The Company subsequently agreed to extend the requested effective date from April 1, 2024 to May 1, 2024. However, PGE is now requesting to extend the effective date to July 1, 2024. An OPUC decision on the proposal is expected at an upcoming public meeting.

Renewable recovery framework—As previously authorized by the OPUC, the RAC is a primary method available to recover costs associated with renewable resources. The RAC allows PGE to recover prudently incurred costs of renewable resources through filings made each year, outside of a GRC. Under the RAC, during 2023, the Company submitted a filing for Clearwater, which went into service in January 2024. See “Clearwater RAC” in Note 3, Regulatory Assets and Liabilities, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements,” for more information regarding the timing of the tariff, annual revenue requirement, and related deferral.

Operating Activities

In addition to electricity provided by PGE’s own generation portfolio, to meet retail load requirements and balance energy supply with customer demand, the Company purchases and sells electricity in the wholesale market. To fuel its generation portfolio, the Company purchases natural gas in the United States and Canada and sells excess gas back into the wholesale market. PGE also performs portfolio management and wholesale market services for third parties in the region.

The Company participates in the California Independent System Operator's (CAISO) western Energy Imbalance Market (EIM), which allows, among other things, more renewable energy integration into the grid by better complementing the variable output of renewable resources. PGE recently announced plans to join the CAISO’s Extended Day-Ahead Market (EDAM) to build on the success of the western EIM and help provide the Company and its customers access to more affordable, reliable and clean energy. Utilities that participate in the EDAM, expected to begin operating in 2026, will bid their anticipated energy demand and generating resources into the market a day ahead of expected usage. The EDAM will then optimize generation resources and the energy needed for all market participants, allowing them to receive the least costly and cleanest energy to meet their energy needs. The EDAM takes advantage of existing technology and systems PGE has deployed and leverages the Company’s transmission system to connect regional resources across a common market, such as hydropower and wind facilities in the Pacific Northwest and solar facilities in California and the desert Southwest.

In its ongoing effort to benefit retail and wholesale customers, in 2023, PGE joined the Western Power Pool’s resource adequacy program known as the Western Resource Adequacy Program (WRAP), which could become a binding commitment in 2026 or 2027. The WRAP represents a regional framework to more effectively address resource adequacy, enhance reliability, integrate clean energy, and manage costs through resource diversification and capacity sharing across a wide geographic footprint and broad pool of participants across the West.

PGE generates revenues and cash flows primarily from the sale and distribution of electricity to its retail customers. The impact of seasonal weather conditions on demand for electricity can cause the Company’s revenues, cash flows, and income from operations to fluctuate from period to period. Historically, PGE has experienced its highest MWa deliveries and retail energy sales during the winter heating season and did record a new winter peak load in December 2022. Summer peak deliveries have continued to exceed those of the winter months for several years, generally resulting from air conditioning demand and the trend toward a warmer overall climate. In August 2023, demand reached a new all-time high, surpassing the previous mark, which was set in summer 2021. Retail customer price changes and customer usage patterns, which can be affected by the economy also have an effect on revenues. Wholesale power availability and price, hydro and wind generation, and fuel costs for thermal plants can also affect income from operations. PGE has taken measures to help ensure the availability of supply chain-constrained items that are needed to serve new and existing customers, such as advance ordering of critical materials, pre-securing manufacturing capacity with strategic partners, and evaluating availability with established and new suppliers. PGE has also taken measures to help mitigate cost increases through long-term agreements, supplier engagement, and expanding the supply base.

Customers and Demand—The following tables present total energy deliveries and the average number of retail customers by customer type for the periods indicated:

	Three Months Ended March 31,		% Increase (Decrease) in Energy Deliveries	% Increase (Decrease) in Weather Adjusted Energy Deliveries
	2024	2023
Energy deliveries (MWhs in thousands):
Retail:
Residential	2,243	2,327	(4)%	1%
Commercial	1,628	1,657	(2)	(1)
Industrial	1,186	1,071	11	11
Subtotal	5,057	5,055	—	2
Direct access:
Commercial	120	129	(7)	(6)
Industrial	396	436	(9)	(9)
Subtotal	516	565	(9)	(9)
Total retail	5,573	5,620	(1)	1%
Wholesale	2,179	1,396	56
Total	7,752	7,016	10%

	Three Months Ended March 31,
	2024		2023
Average number of retail customers:
Residential	824,239	88%	813,955	88%
Commercial	112,869	12	112,475	12
Industrial	204	—	194	—
Direct access	514	—	542	—
Total	937,826	100%	927,166	100%

Total retail energy deliveries for the three months ended March 31, 2024 decreased 1% compared with the three months ended March 31, 2023, as decreases in residential and commercial deliveries more than offset the increase in seen from the industrial customers.

Residential weather-adjusted deliveries saw average usage per customer 0.7% lower during the first three months of 2024 compared with 2023, while the average number of residential customers was 1.3% greater during 2024 than 2023.

The impact of weather on Total Retail deliveries was negative with overall warmer than average and considerably warmer than the prior year temperatures experienced in the three-month period ended March 31, 2024 compared to the same three months of 2023. The industrial class continues to show growth in energy deliveries, up 5% in the three months ended March 31, 2024 compared to the same period in 2023, reflecting strength in the digital services sector.

The following table indicates the number of heating degree-days for the three months ended March 31, 2024 and 2023, along with the current 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days
	2024	2023	Avg.

January	759	667	704
February	539	658	606
March	457	602	528
Year-to-date	1,755	1,927	1,838
(Decrease) increase from the 15-year average	(5)%	5%
The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from ESSs. Had the cap limit been fully subscribed and utilized, 12% of PGE’s total retail energy deliveries for the first three months of 2024 would have been to these customers.

In 2020, PGE began offering service to customers under an OPUC created New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. With the adoption of the New Large Load Direct Access program, which is capped at 119 MWa, as much as 16% of the Company’s energy deliveries could have been supplied by ESSs to Direct Access customers. Actual deliveries to Direct Access customers of energy supplied by ESSs represented 9% of PGE’s total retail energy deliveries for the first three months of 2024 and 2023.

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

The following table provides information regarding the performance of the Company’s generating resources for the three months ended March 31, 2024 and 2023:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total system load
	2024	2023	2024	2023	2024	2023
Generation:
Thermal:
Natural gas	89%	91%	110%	102%	40%	43%
Coal (3)	85	94	93	108	7	9
Wind (4)	92	88	84	101	8	7
Hydro	96	97	97	69	5	4
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
(4)Plant availability includes Wheatridge Renewable Energy Facility and Clearwater Wind Development, which PGE does not operate.

Energy received from PGE-owned and jointly-owned thermal plants during the three months ended March 31, 2024 compared to 2023 increased 2%. This increase is primarily driven by economic dispatch decisions. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, increased 42% during the three months ended March 31, 2024 compared to 2023 primarily due to the addition of capacity under two purchased hydro contracts in 2024. Energy purchased from mid-Columbia and other regional hydroelectric projects increased 45% while energy generated by the Company-owned facilities increased 33% during the three months ended March 31, 2024. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 80 years of historical stream flow data. See “Purchased power and fuel” in the Results of Operations section in this Item 2, for further detail on regional hydro results.

Energy received from PGE-owned wind resources and under contracts increased 26% during the three months ended March 31, 2024 compared to 2023 primarily due to the addition of the Clearwater Wind Development in 2024. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

Under PGE’s PCAM, the Company may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the Company’s PCAM as calculated for regulatory purposes for the three months ended March 31, 2024 and 2023, respectively:

•For the three months ended March 31, 2024, actual NVPC was $19 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2024 is currently estimated to be below the baseline and near the limit of the deadband. Pursuant to the PCAM and related earnings test, because PGE’s preliminary regulatory ROE is estimated to be below 10.5%, there is no estimated refund to customers expected under the PCAM for 2024.

•For the three months ended March 31, 2023, actual NVPC was $13 million above baseline NVPC. For the year ended December 31, 2023, actual NVPC was $5 million above baseline NVPC, which was within the established deadband range. Accordingly, no estimated collection from customers was recorded for 2023.

A portion of the January 2024 storm also qualified as a Reliability Contingency Event (RCE) as approved by the OPUC in PGE’s 2024 GRC. Under the RCE mechanism, PGE is allowed to pursue recovery of 80% of costs for RCEs above amounts forecasted in the Company’s AUT, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. For more on the 2024 RCE, see “Regulatory Assets and Liabilities” in Note 3, Balance Sheet Components in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Results of Operations

The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended March 31,		% Increase (Decrease)
	2024	2023
Total revenues	$929	$748	24%
Operating expenses:
Purchased power and fuel	405	304	33
Generation, transmission and distribution	99	93	6
Administrative and other	95	80	19
Depreciation and amortization	121	111	9
Taxes other than income taxes	47	43	9
Total operating expenses	767	631	22
Income from operations	162	117	38
Interest expense, net*	51	44	16
Other income:
Allowance for equity funds used during construction	5	3	67
Miscellaneous income, net	6	12	(50)
Other income, net	11	15	(27)
Income before income tax expense	122	88	39
Income tax expense	13	14	(7)
Net income	109	74	47
Other comprehensive income	1	—	—
Net income and Comprehensive income	$110	$74	49%
* Includes an allowance for borrowed funds used during construction of $4 million and $2 million for the three months ended March 31, 2024 and 2023, respectively.

Net income for the three months ended March 31, 2024 increased $35 million compared to the three months ended March 31, 2023. Retail revenues were up not only as a result of general price increases but also as a result of an increase in prices to cover anticipated higher net variable power costs, as authorized by the OPUC in the AUT. Purchased power and fuel expense rose considerably over the same period of 2023, as expected, although the Company was able to sell power into the wholesale market at higher prices also, which contributed to increased revenues and thus minimized the overall increase in NVPC. The increase in Administrative and general expense reflects increases in various categories including wages, outside services, regulatory expenses, and an increase in bad debt expense, which was largely due to the amortization of previously deferred COVID-19 expenses now being collected in customer prices and offset in revenues. An increase in Depreciation and amortization expense was driven by higher depreciable asset balances. Interest expense, net increased primarily due to higher long-term debt balances. Other income, net reflects a decrease in 2024, due to the lower interest income on regulatory balances. Income tax expense decreased as the Company benefited from higher PTC benefits.

Total revenues consist of the following for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2024		2023
Retail:
Residential	$415	45%	$362	48%
Commercial	227	24	197	27
Industrial	102	11	82	11
Subtotal	744	80	641	86
Direct access:
Commercial	2	—	2	—
Industrial	4	1	4	1
Subtotal	6	1	6	1
Subtotal Retail	750	81	647	87
Alternative revenue programs, net of amortization	(11)	(1)	3	—
Other accrued revenues, net	1	—	1	—
Total retail revenues	740	80	651	87
Wholesale revenues	176	19	88	12
Other operating revenues	13	1	9	1
Total revenues	$929	100%	$748	100%

Total retail revenues—The following items contributed to the increase in Total retail revenues for the three months ended March 31, 2024 compared to the same period in 2023 as follows (in millions):

Three Months Ended
March 31, 2023	$651
Change in prices as a result of the AUT, approved by the OPUC (partially offset in Purchased power and fuel)	54
Average price of energy deliveries due primarily to customer price increases	48
Recovery of deferrals for 2020 Wildfire, 2021 ice storm, and COVID-19	5
Change in Decoupling amortization	(2)
Retail energy deliveries driven by changes in customer load	(4)
Clearwater RAC deferral	(10)
Combination of various supplemental tariffs and adjustments	(2)
March 31, 2024	$740
Change in Total retail revenues	$89

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

Wholesale revenues for the three months ended March 31, 2024 increased $88 million, or 100%, from the three months ended March 31, 2023, as a 56% increase in sales volumes added $50 million to revenues and the average wholesale sales price was up 27%, contributing another $38 million toward the increase.

Higher average wholesale sales prices during 2024 have resulted from the timing of market sales combined with several regional factors, including reduced hydro generation, strong demand, ongoing capacity limitations, and severe weather events experienced.

Other operating revenues for the three months ended March 31, 2024 were up $4 million compared to the same period of 2023, as transmission related revenues drove the increase.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the change in Purchased power and fuel for the three months ended March 31, 2024 compared to the same period in 2023 (dollars in millions, except for average variable power cost per Megawatt hour (MWh)):

Three Months Ended
March 31, 2023	$304
Average variable power cost per MWh	125
Total system load	51
2024 RCE deferral	(75)
March 31, 2024	405
Change in Purchased power and fuel	$101

Average variable power cost per MWh:
March 31, 2023	$44.25
March 31, 2024	$62.58

Total system load (MWhs in thousands):
March 31, 2023	6,784
March 31, 2024	7,610

For the three months ended March 31, 2024, the $125 million increase related to the change in average variable power cost per MWh was driven by a 39% increase in the average cost of purchased power and a 28% increase in the average cost for the Company’s own generation, driven primarily by higher physical power and natural gas prices due to severe weather events in the quarter. The $51 million increase related to total system load was driven by higher wholesale sales. The change due to total system load was comprised of a 22% increase in deliveries of energy obtained from purchased power, and a 6% increase in the Company’s own generation.

PGE’s sources of energy, total system load, and retail load requirement are as follows for the periods presented:

	Three Months Ended March 31,
	2024		2023
Sources of energy (MWhs in thousands):
Generation:
Thermal:
Natural gas	3,028	40%	2,896	43%
Coal	526	7	596	9
Total thermal	3,554	47	3,492	52
Hydro	393	5	295	4
Wind	590	8	481	7
Total generation	4,537	60	4,268	63
Purchased power:
Hydro	1,564	21	1,080	16
Wind	306	4	232	3
Solar	147	1	145	2
Natural Gas	94	1	11	—
Waste, Wood, and Landfill Gas	39	1	43	1
Source not specified	923	12	1,005	15
Total purchased power	3,073	40	2,516	37
Total system load	7,610	100%	6,784	100%
Less: wholesale sales	(2,179)		(1,396)
Retail load requirement	5,431		5,388

Purchased power in the table above includes power received from qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) as follows:

	Three Months Ended March 31,
	2024	2023
Sources of energy (MWhs in thousands):
PURPA purchased power:
Hydro	11	8
Wind	5	5
Solar	91	102
Waste, Wood, and Landfill Gas	28	28
Total	135	143

The following table presents the forecast April-to-September 2024 and actual 2023 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2024 Forecast	2023 Actual
Columbia River at The Dalles, Oregon	81%	83%
Mid-Columbia River at Grand Coulee, Washington	81	79
Clackamas River at Estacada, Oregon	86	101
Deschutes River at Moody, Oregon	96	98
* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three months ended March 31, 2024 increased compared to the same period in 2023 as follows (in millions):

Three Months Ended
March 31, 2023	$216
Purchased power and fuel expense	176
Wholesale revenues	(88)
2024 RCE deferral	(75)
March 31, 2024	$229
Change in NVPC	$13

For further information regarding NVPC in relation to the PCAM, see “Purchased power and fuel expense” and “Revenues” within this “Results of Operations” for more details.

For the three months ended March 31, 2024 and 2023, actual NVPC was $19 million below and $13 million above baseline NVPC, respectively.

Based on forecast data, NVPC for the year ending December 31, 2024 is currently estimated to be below the baseline and near the limit of the deadband. Pursuant to the PCAM and related earnings test, because PGE’s preliminary regulatory ROE is estimated to be below 10.5%, there is no estimated refund to customers expected under the PCAM for 2024.

Generation, transmission and distribution increased as follows for the three months ended March 31, 2024 compared to the same period in 2023 (in millions):

Three Months Ended
March 31, 2023	$93
Generating facility expenses driven by increased major maintenance activities	5
Vegetation management, inspection, wildfire mitigation, and distribution maintenance expenses	4
Service restoration and storm response costs	2
Miscellaneous expenses	(5)
March 31, 2024	$99
Change in Generation, transmission and distribution	$6

Administrative and other increased as follows for the three months ended March 31, 2024 compared to the same period in 2023 (in millions):

Three Months Ended
March 31, 2023	$80
Amortization of COVID-19 bad debt expense deferral	4
Professional services	3
Employee compensation and benefits	2
Miscellaneous expenses	6
March 31, 2024	$95
Change in Administrative and other	$15

PGE commenced amortization of previously deferred COVID-19 related bad debt expenses on April 1, 2023. For the three months ended March 31, 2024, the Company amortized $4 million of COVID-19 related bad debt expense that was offset in revenues.

Depreciation and amortization expense increased $10 million for three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to higher utility plant balances.

Taxes other than income taxes increased $4 million in the three months ended March 31, 2024, compared to the same period in 2023. The increases were driven by higher property taxes and franchise fees.

Interest expense, net increased $7 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher long-term debt and commercial paper balances.

Other income, net decreased $4 million for the three months ended March 31, 2024, compared to the same period in 2023. The three-month decrease was primarily driven by lower regulatory interest income.

Income tax expense decreased $1 million for the three months ended March 31, 2024, compared to the same period in 2023, driven by $12M higher production tax credit benefits offset by higher tax expense driven by higher pre-tax income.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates as previously disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents, beginning of period	$5	$165
Net cash provided by (used in):
Operating activities	175	(39)
Investing activities	(331)	(276)
Financing activities	327	162
Increase (decrease) in cash and cash equivalents	171	(153)
Cash and cash equivalents, end of period	$176	$12

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 (in millions):

Increase/ (Decrease)
Net income	$35
Accounts receivable and Unbilled revenue	(39)
Margin deposits activity	81
Accounts payable	198
Regulatory deferral activity	(125)
Depreciation and amortization	10
Deferred income taxes	33
Other miscellaneous changes	21
Net change in cash flow from operations	$214

PGE estimates that non-cash charges for depreciation and amortization in 2024 will range from $475 million to $525 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $700 million to $800 million.

Cash Flows from Investing Activities—Net cash used in investing activities for the three months ended March 31, 2024 increased $55 million when compared with the three months ended March 31, 2023. Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities, which increased $51 million.

Excluding AFUDC, the Company plans to make capital expenditures of $1.3 billion in 2024, which it expects to fund with cash to be generated from operations during 2024, as discussed above, the issuance of short- and long-term debt securities, and issuances of shares pursuant to the at-the-market offering program. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—During the three months ended March 31, 2024, net cash provided by financing activities was primarily the result of the funding of $450 million in First Mortgage Bonds (FMBs) and $78 million in proceeds from the issuance of common stock pursuant to the at-the-market offering program. This was partially offset by $146 million in commercial paper maturities and payment of $48 million of dividends.

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2024 through 2028, excluding AFUDC (in millions):

	2024	2025	2026	2027	2028
Ongoing capital expenditures(1)	$920	$865	$895	$890	$920
Transmission	170	180	255	265	435
Clearwater Wind project	15	—	—	—	—
BESS projects	235	155	—	—	—
Total capital expenditures(2)	$1,340	$1,200	$1,150	$1,155	$1,355
Long-term debt maturities	$80	$—	$—	$160	$100
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

For 2024, PGE expects to fund estimated capital requirements with cash from operations, which is expected to range from $700 million to $800 million, and issuances of long-term debt securities of up to $750 million. PGE plans to fund any shortfall through the combination of issuance of common stock and the issuance of short-term debt or commercial paper, as needed. The actual timing and amount of any such issuances of debt, equity, and commercial paper will be dependent upon the timing and amount of capital expenditures and debt payments.

Short-term Debt. Pursuant to an order issued by the FERC in January 2024, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2026. The following table shows available liquidity as of March 31, 2024 (in millions):

	As of March 31, 2024
	Capacity	Outstanding	Available
Revolving credit facility (1)	$750	$—	$750
Letters of credit (2)	320	131	189
Total credit	$1,070	$131	$939
Cash and cash equivalents			176
Total liquidity			$1,115
(1)Scheduled to expire September 2028.
(2)PGE has four letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

On August 18, 2023, PGE entered into an amendment of its existing revolving credit facility. As of March 31, 2024, PGE had a $750 million unsecured revolving credit facility scheduled to expire in September 2028. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. In addition, the credit facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the remaining term of the applicable credit facility. As of March 31, 2024, PGE had no outstanding balance on the revolving credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of March 31, 2024, PGE had no commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $750 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

Long-term Debt. As of March 31, 2024, PGE’s total long-term debt outstanding, net of $15 million of unamortized debt expense, was $4,433 million.

On February 22, 2024, PGE entered into a Bond Purchase Agreement related to the sale of $450 million in FMBs. The Bonds were issued and funded in full on February 22, 2024 and consist of:
•a series, due in 2029, in the amount of $100 million that will bear interest from its issuance date at an annual rate of 5.15%;
•a series, due in 2034, in the amount of $100 million that will bear interest from its issuance date at an annual rate of 5.36%; and
•a series, due in 2054, in the amount of $250 million that will bear interest from its issuance date at an annual rate of 5.73%.

Equity—On April 28, 2023, PGE entered into an equity distribution agreement under which it could sell up to $300 million of its common stock through at-the-market offering programs. In 2023, pursuant to the terms of the equity distribution agreement, PGE entered into separate forward sale agreements with forward counterparties. In March 2024, the Company issued 1,714,972 shares pursuant to the agreements and received net proceeds of $78 million, settling all forward sale agreements in place. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

For additional information on the at-the-market offering programs, see Note 7, Shareholders’ Equity, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 43.8% and 44.6% as of March 31, 2024 and December 31, 2023 respectively.

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

As of March 31, 2024, PGE had posted $90 million of collateral with these counterparties, consisting of $65 million in cash and $25 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of March 31, 2024, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $54 million, and decreases to $15 million by December 31, 2024 and to $5 million by December 31, 2025. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $163 million and decreases to $87 million by December 31, 2024 and to $51 million by December 31, 2025.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on March 31, 2024, under the most restrictive issuance test in the Indenture, the Company could have issued up to $628 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s revolving credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of March 31, 2024, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 56.9%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

PGE is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, foreign currency exchange rates, and interest rates, as well as credit risk. Any variations in the Company’s market risk or credit risk may affect its future financial position, results of operations, or cash flows. There have been no material changes to market risks, or credit risk, affecting the Company from those set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in PGE’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements,” for information regarding legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to PGE’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024.

Item 5.	Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, the following officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading agreement,” as the term is defined in Item 408(c) of Regulation S-K:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Joseph Trpik (Senior Vice President, Finance and Chief Financial Officer)	Adoption (March 14, 2024)	Rule 10b5-1 trading arrangement	Until March 14, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 13,057 shares of common stock

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).
3.2	Twelfth Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed October 27, 2023).
10.1
Portland General Electric Company 2007 Employee Stock Purchase Plan as amended and restated effective April 30, 2024 (incorporated by reference to Appendix A to Portland General Electric Company’s definitive proxy statement on Schedule 14A filed March 6, 2024).

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Quarterly Report on Form 10-Q filed April 26, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	April 25, 2024	By:	/s/ Joseph R. Trpik
Joseph R. Trpik
Senior Vice President, Finance and Chief Financial Officer
(duly authorized officer and principal financial officer)