Form 10-Q
period 2024-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2024-07-26
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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

Number of shares of common stock outstanding as of July 19, 2024 is 103,066,683 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

DEFINITIONS

The following abbreviations and acronyms are used throughout this document:

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction
AUT	Annual Power Cost Update Tariff
Clearwater	Clearwater Wind Development
Colstrip	Colstrip Units 3 and 4 coal-fired generating plant
EFSA	Equity Forward Sale Agreement
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
GAAP	Accounting principles generally accepted in the United States of America
GRC	General Rate Case
IRP	Integrated Resource Plan
Moody’s	Moody’s Investors Service
MW	Megawatts
MWa	Average megawatts
MWh	Megawatt hour
Nasdaq	National Association of Securities Dealers Automated Quotations
NVPC	Net Variable Power Costs
NYSE	New York Stock Exchange
OPUC	Public Utility Commission of Oregon
PCAM	Power Cost Adjustment Mechanism
ROE	Regulated return on equity
RPS	Renewable Portfolio Standard
S&P	S&P Global Ratings
SEC	United States Securities and Exchange Commission

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Revenues, net	$761	$646	$1,701	$1,391
Alternative revenue programs, net of amortization	(3)	2	(14)	5
Total revenues	758	648	1,687	1,396
Operating expenses:
Purchased power and fuel	275	220	680	524
Generation, transmission and distribution	107	101	206	194
Administrative and other	97	93	192	173
Depreciation and amortization	122	113	243	224
Taxes other than income taxes	41	40	88	83
Total operating expenses	642	567	1,409	1,198
Income from operations	116	81	278	198
Interest expense, net	52	41	103	85
Other income:
Allowance for equity funds used during construction	6	4	11	7
Miscellaneous income, net	9	5	15	17
Other income, net	15	9	26	24
Income before income tax expense	79	49	201	137
Income tax expense	7	10	20	24
Net income	72	39	181	113
Other comprehensive income	—	1	1	1
Net income and Comprehensive income	$72	$40	$182	$114

Weighted-average common shares outstanding (in thousands):
Basic	103,034	97,087	102,167	94,478
Diluted	103,232	97,630	102,338	94,950

Earnings per share—basic and diluted	$0.69	$0.39	$1.77	$1.19

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6	$5
Accounts receivable, net	385	414
Inventories	117	113
Regulatory assets—current	165	221
Other current assets	175	182
Total current assets	848	935
Electric utility plant, net	9,873	9,546
Regulatory assets—noncurrent	617	492
Nuclear decommissioning trust	33	31
Non-qualified benefit plan trust	36	35
Other noncurrent assets	175	169
Total assets	$11,582	$11,208

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	June 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$259	$347
Liabilities from price risk management activities—current	142	164
Short-term debt	—	146
Current portion of long-term debt	80	80
Current portion of finance lease obligation	24	20
Accrued expenses and other current liabilities	345	355
Total current liabilities	850	1,112
Long-term debt, net of current portion	4,353	3,905
Regulatory liabilities—noncurrent	1,406	1,398
Deferred income taxes	540	488
Unfunded status of pension and postretirement plans	160	172
Liabilities from price risk management activities—noncurrent	58	75
Asset retirement obligations	274	272
Non-qualified benefit plan liabilities	76	79
Finance lease obligations, net of current portion	283	289
Other noncurrent liabilities	98	99
Total liabilities	8,098	7,889
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, no par value, 160,000,000 shares authorized; 103,066,683 and 101,159,609 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,833	1,750
Accumulated other comprehensive loss	(4)	(5)
Retained earnings	1,655	1,574
Total shareholders’ equity	3,484	3,319
Total liabilities and shareholders’ equity	$11,582	$11,208

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$181	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243	224
Deferred income taxes	27	6
Pension and other postretirement benefits	3	3
Allowance for equity funds used during construction	(11)	(7)
Decoupling mechanism deferrals, net of amortization	14	(5)
Regulatory assets	(118)	(10)
Regulatory liabilities	(10)	12
Tax credit sales	13	—
Other non-cash income and expenses, net	39	28
Changes in working capital:
Accounts receivable, net	16	82
Inventories	(4)	(13)
Margin deposits	37	90
Accounts payable and accrued liabilities	(34)	(233)
Margin deposits from wholesale counterparties	—	(135)
Other working capital items, net	6	9
Other, net	(38)	(21)
Net cash provided by operating activities	364	143

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from investing activities:
Capital expenditures	$(623)	$(573)
Purchases of Nuclear decommissioning trust securities	(4)	—
Proceeds from sale of properties	—	2
Other, net	(12)	(3)
Net cash used in investing activities	(639)	(574)

Cash flows from financing activities:
Proceeds from issuance of common stock	78	392
Proceeds from issuance of long-term debt	450	100
Payments on long-term debt	—	(260)
Issuance (maturities) of commercial paper, net	(146)	140
Dividends paid	(96)	(84)
Other	(10)	(9)
Net cash provided by financing activities	276	279
Change in cash and cash equivalents	1	(152)
Cash and cash equivalents, beginning of period	5	165
Cash and cash equivalents, end of period	$6	$13

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$81	$70
Cash paid (received) for income taxes, net	(10)	16

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon (State). The Company also participates in the wholesale market by purchasing and selling electricity and natural gas in an effort to meet the needs of, and obtain reasonably-priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts. In addition, PGE performs portfolio management and wholesale market services for third parties in the region. The Company continues to develop products and service offerings for the benefit of retail and wholesale customers. PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company owns unregulated, non-utility real estate comprised primarily of PGE’s corporate headquarters. The Company’s corporate headquarters is located in Portland, Oregon and its approximately 4,000 square mile, State-approved service area, entirely within the State, encompasses 51 incorporated cities. As of June 30, 2024, PGE served 944,000 retail customers within a service area of 1.9 million residents.

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

The financial information included herein as of and for the three and six months ended June 30, 2024 and 2023 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of a normal recurring nature, unless otherwise noted. The financial information as of December 31, 2023 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 20, 2024, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three and six months ended June 30, 2024 and 2023.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Miscellaneous Income, Net

Miscellaneous income, net includes $5 million and $3 million in interest income from regulatory assets for the three months ended June 30, 2024 and 2023, respectively, and $3 million and $1 million in other miscellaneous income. The remaining activity is comprised of $1 million in realized and unrealized gains on the non-qualified benefit plan trust assets in both 2024 and 2023.

For the six months ended June 30, 2024 and 2023, respectively, Miscellaneous income, net includes $9 million and $11 million in interest income from regulatory assets, $5 million and $4 million in other miscellaneous income, and $1 million and $2 million in realized and unrealized gains on the non-qualified benefit plan trust assets.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 amends Topic 280 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. For calendar year-end entities, the update will be effective for annual periods beginning on January 1, 2024, and interim periods within fiscal years beginning on January 1, 2025. Early adoption is permitted. PGE does not expect the adoption to have a material impact on the consolidated financial statements and does not plan to early adopt the standard.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Retail:
Residential	$307	$279	$722	$641
Commercial	219	196	446	393
Industrial	104	87	206	169
Direct access customers	9	7	15	13
Subtotal	639	569	1,389	1,216
Alternative revenue programs, net of amortization	(3)	2	(14)	5
Other accrued revenues, net	4	(4)	5	(3)
Total retail revenues	640	567	1,380	1,218
Wholesale revenues*	99	62	275	150
Other operating revenues	19	19	32	28
Total revenues	$758	$648	$1,687	$1,396

* Wholesale revenues include $32 million and $22 million related to electricity commodity contract derivative settlements for the three months ended June 30, 2024 and 2023, respectively, and $120 million and $56 million for the six months ended June 30, 2024 and 2023. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

Retail Revenues

The Company’s primary revenue source is the sale of electricity to customers at regulated, tariff-based prices. Retail customers are classified as residential, commercial, or industrial. Residential customers include single-family housing, multiple-family housing (such as apartments, duplexes, and town homes), manufactured homes, and small farms. Residential demand is sensitive to the effects of weather, with demand highest during the winter heating and summer cooling seasons. Commercial customers consist of non-residential customers who accept energy deliveries at voltages equivalent to those delivered to residential customers and are also sensitive to the effects of weather, although to a lesser extent than residential customers. Commercial customers include most businesses, small industrial companies, and public street and highway lighting accounts. Industrial customers consist of non-residential customers who accept delivery at higher voltages than commercial customers. Demand from industrial customers is primarily driven by economic conditions, with weather having a less significant impact on energy use by this customer class.

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

Alternative Revenues programs—Revenues related to PGE’s decoupling mechanism and Renewable Adjustment Clause (RAC) are considered earned under alternative revenue programs, as these amounts represent contracts with the regulator and not with customers. Such revenues are presented separately from revenues from contracts with customers and classified as Alternative revenue programs, net of amortization on the condensed consolidated statements of income. The activity within this line item is comprised of current period deferral adjustments, which can either be a collection from or a refund to customers, and is net of any related amortization. When amounts related to alternative revenue programs are ultimately included in prices and customer bills, the amounts are included within Revenues, net, with an equal and offsetting amount of amortization recorded on the Alternative revenue programs, net of amortization line item. Under the RAC in 2024, the Company has deferred amounts related to the Clearwater Wind Development (Clearwater). For further information, see “Clearwater RAC” in the Regulatory Assets and Liabilities section of Note 3, Balance Sheet Components.

Wholesale Revenues

PGE participates in the wholesale electricity marketplace in order to balance its supply of power to meet the needs of, and secure reasonably-priced power for, its retail customers, manage risk, and administer its current long-term wholesale contracts. In addition, the Company performs portfolio management and wholesale market services for third parties in the region. Interconnected transmission systems in the western United States serve utilities with diverse load requirements and allow PGE to purchase and sell electricity within the region depending upon: i) the relative price and availability of power; ii) hydro, solar and wind conditions; and iii) daily and seasonal retail demand.
PGE’s Wholesale revenues are primarily short-term electricity sales to utilities and power marketers that consist of single performance obligations that are satisfied as energy is transferred to the counterparty. The Company nets certain purchase and sale transactions in which it would simultaneously receive and deliver physical power with the same counterparty; in such cases, only the net amount of those purchases or sales required to meet retail and wholesale obligations will be physically settled and recorded in Wholesale revenues.

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

Accounts Receivable, Net

Accounts receivable, net includes $137 million and $138 million of unbilled revenues as of June 30, 2024 and December 31, 2023, respectively. Accounts receivable, net includes an allowance for uncollectible accounts of $11 million as of June 30, 2024 and $9 million as of December 31, 2023. The following summarizes activity during 2024 in the allowance for credit losses (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
Balance as of beginning of period	$11	$9
Increase in provision	2	5
Amounts written off	(4)	(6)
Recoveries	2	3
Balance as of end of period	$11	$11

Other Current Assets

Other current assets consist of the following (in millions):

	June 30, 2024	December 31, 2023
Prepaid expenses	$83	$68
Assets from price risk management activities	37	22
Margin deposits	55	92
Other current assets	$175	$182

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	June 30, 2024	December 31, 2023
Electric utility plant in-service	$14,126	$13,329
Construction work-in-progress	690	974
Total cost	14,816	14,303
Less: accumulated depreciation and amortization	(4,943)	(4,757)
Electric utility plant, net	$9,873	$9,546

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $595 million and $558 million as of June 30, 2024 and December 31, 2023, respectively. Amortization expense related to intangible assets was $18 million and $15 million for the three months ended June 30, 2024 and 2023, respectively, and $36 million and $29 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.
Battery storage agreement—On April 26, 2023, PGE entered into a battery storage capacity agreement that will be accounted for as a lease upon commencement. The lease is expected to commence in December 2024 and has a term of 20 years. The total fixed contract consideration is expected to be $737 million over the lease term.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	June 30, 2024			December 31, 2023
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$105		$48	$143		$63
Reliability contingency events	—		77	—		—
Pension and other postretirement plans	—		104	—		104
Trojan decommissioning activities	—		142	—		139
February 2021 ice storm and damage	13		50	12		55
January 2024 storm and damage	—		44	—		—
2020 Labor Day wildfire	5		21	5		23
Wildfire mitigation	19		21	19		10
Other	23		110	42		98
Total regulatory assets	$165		$617	$221		$492
Regulatory liabilities:
Asset retirement removal costs	$—		$1,188	$—		$1,173
Deferred income taxes	—		167	—		177
Clearwater RAC	—		13	—		—
Other	55		38	48		48
Total regulatory liabilities	$55	*	$1,406	$48	*	$1,398
* Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
January 2024 storm and damage—Beginning January 13, 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allows PGE to seek recovery of incremental storm expenses through the OPUC pre-authorized emergency deferral mechanism. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC, under Docket UM 2190, related to the emergency restoration costs for the January storm, and as of June 30, 2024, PGE’s deferred balance related to the January 2024 storm was $44 million, including interest. PGE believes amounts deferred as of June 30, 2024 are probable of recovery under the emergency deferral mechanism. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including an earnings test, could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Reliability contingency events—A portion of the January 2024 storm also qualified as a Reliability Contingency Event (RCE) as approved by the OPUC in PGE’s 2024 GRC. Under the RCE mechanism, PGE is allowed to defer and recover 80% of prudent costs for RCEs above amounts forecasted in the Company’s Annual Power Cost Update Tariff, without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. As of June 30, 2024, PGE’s deferred balance related to the 2024 RCE was $77 million, including interest. PGE files the results of the PCAM annually with the OPUC no later than July 1, initiating a regulatory review process that typically results in a final determination and order from the OPUC by the end of the year of filing, with any resulting refund or collection impacting customer prices effective January 1 of the following year. Costs related to the RCE in January 2024 will be included in the Company’s PCAM for 2024, which the Company expects to file no later than July 1, 2025. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Wildfire Mitigation represents incremental costs and investments made by PGE related to intensifying efforts on its system to mitigate the risk of wildfire and improve resiliency to wildfire damage under SB 762, enacted in July 2021. These efforts include enhanced tree and brush clearing, hardening equipment, and making emergency plans in close partnership with various land and emergency management agencies to further expand the use of a public safety power shutoff, if the need should arise. PGE submitted its 2024 risk-based Wildfire Mitigation Plan to the OPUC in December 2023, which was approved by the OPUC during the public meeting on July 9, 2024.

As of June 30, 2024 and December 31, 2023, PGE’s deferred balance related to incremental wildfire mitigation operating expenses was $40 million and $29 million, respectively. The 2024 balance is comprised of:
•Pre-AAC—Prior to establishing the collections noted below, PGE had deferred incremental costs related to wildfire mitigation and as of June 30, 2024 this balance is $17 million. On July 1, 2022, PGE filed an application for reauthorization of OPUC Docket UM 2019 to defer incremental wildfire mitigation costs that exceed the amount granted in base rates. On May 10, 2023, in Order No. 23-173, the OPUC approved an automatic adjustment clause mechanism to recover wildfire mitigation costs (capital and expense). PGE and certain parties agreed to a stipulation, which was adopted by the OPUC on October 18, 2023, that allows PGE to begin amortizing $27 million comprised of $23 million related to the September 30, 2023 deferred operating expense balance of $31 million and $4 million for capital related revenue requirement.
•2023 Base rates—The outcome of PGE’s 2022 GRC provided an annual amount of $24 million to be collected in base rates for recovery of operating expenses related to wildfire mitigation efforts beginning May 9, 2022, through December 31, 2023. As of June 30, 2024, there was $1 million in the balancing account.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
•2024 AAC—Beginning January 1, 2024, and in conjunction with the Company’s 2024 GRC proceeding, PGE removed the $24 million of wildfire mitigation operations and maintenance (O&M) expense recovery from base rates, with the intent of recovering the current year forecasted O&M expense within the automatic adjustment clause in a separate tariff. On February 16, 2024, PGE submitted an advice filing to the OPUC to update the tariff to reflect prospective wildfire mitigation costs for 2024, which included $45 million of O&M operations and maintenance expense and $4 million for the revenue requirement of capital placed in service. On July 23, 2024, the OPUC reached a decision that will allow PGE to begin collecting $24 million of O&M expense and $4 million for the revenue requirement of capital placed in service. Collection would begin August 1, 2024 over a nine-month period. Any differences between actual expense and customer collections will be recorded as regulatory assets or liabilities within the automatic adjustment clause balancing account, which will be subject to a prudence review, but will not be subject to an earnings test. As of June 30, 2024, there was $22 million deferred as a regulatory asset in the balancing account.
The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Clearwater RAC—The RAC allows PGE to recover prudently incurred costs of renewable resources through filings made each year, outside of a GRC. Under the RAC, during 2023, the Company submitted a filing for Clearwater, which estimated the annual revenue requirement, net of NVPC benefits to be a refund to customers of approximately $30 million that would be included in customers prices June 1, 2024. Pursuant to the filing, PGE would defer the revenue requirement, net of NVPC benefits, from the in-service date of January 2024 until Clearwater was reflected in customer prices. On April 4, 2024, the OPUC rejected PGE and parties’ Stipulation regarding Clearwater and requested that PGE submit reply testimony responding to the arguments raised by the OPUC Staff by April 25, 2024. The OPUC issued an order on July 16, 2024 that further suspended the tariff effective date until November 1, 2024. As of June 30, 2024, the Company had recorded a net $13 million regulatory liability refund to customers. The OPUC has significant discretion on overall prudence and in making the final determination of recovery. Any cost disallowance or increased refunds would be recognized as a charge to earnings.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	June 30, 2024	December 31, 2023
Accrued employee compensation and benefits	$56	$74
Accrued taxes payable	28	30
Accrued interest payable	48	40
Accrued dividends payable	53	51
Regulatory liabilities—current	55	48
Other	105	112
Total accrued expenses and other current liabilities	$345	$355

Credit Facilities

On August 18, 2023, PGE entered into an amendment of its existing revolving credit facility. As of June 30, 2024, PGE had a $750 million revolving credit facility scheduled to expire in September 2028. The Company has the ability to expand the revolving credit facility to $850 million, if needed, subject to the requirements of the agreement. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing,

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of June 30, 2024, PGE was in compliance with this covenant with a 56.7% debt-to-total capital ratio and had no outstanding balance on the revolving credit facility. As a result of the policy to backup commercial paper borrowings, the aggregate unused available credit capacity under the credit facility was $750 million. In addition, the credit facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. The Company believes these potential adjustments will not have a material impact on PGE’s results of operations.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility in order to allow for coverage of any potential need to repay commercial paper that may be outstanding at the time. As of June 30, 2024, PGE had no commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has four letter of credit facilities that provide a total capacity of $320 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $86 million were outstanding as of June 30, 2024. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$3	$3	$5	$6
Interest cost*	8	9	17	18
Expected return on plan assets*	(10)	(11)	(20)	(22)
Net periodic benefit cost	$1	$1	$2	$2

* The net expense portion of non-service cost components are included in Miscellaneous income, net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE estimated the fair value of financial asset and liability instruments as of June 30, 2024 and December 31, 2023, and classified these financial instruments based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the measurement date;
Level 2	Pricing inputs include those that are directly or indirectly observable in the marketplace as of the measurement date; and
Level 3	Pricing inputs include significant inputs that are unobservable for the asset or liability.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets, liabilities, and their placement within the fair value hierarchy. Assets measured at fair value using net asset value (NAV) as a practical expedient are not categorized in the fair value hierarchy. These assets are listed in the totals of the fair value hierarchy to permit the reconciliation to amounts presented in the financial statements.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
The Company’s financial assets and liabilities whose values were recognized at fair value in the Company’s condensed consolidated balance sheets are as follows by level within the fair value hierarchy (in millions):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$—	$—	$—	$—	$—
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	10	9	—	—	19
Corporate credit	—	7	—	—	7
Money market funds	—	—	—	7	7
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	3	—	—	—	3
Money market funds	1	—	—	—	1
Paid Leave Oregon Trust
Money market funds	—	—	—	3	3
Price risk management activities: (1) (4)
Electricity	—	22	10	—	32
Natural gas	—	15	—	—	15
	$14	$53	$10	$10	$87
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$36	$32	$—	$68
Natural gas	—	109	23	—	132
	$—	$145	$55	$—	$200

(1)Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.
(2)Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.
(3)Excludes insurance policies of $32 million, which are recorded at cash surrender value.
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

Assets held in the Nuclear decommissioning trust (NDT), Non-qualified benefit plan (NQBP), and Paid Leave Oregon trusts are recorded at fair value in PGE’s condensed consolidated balance sheets and invested in securities that are exposed to interest rate, credit, and market volatility risks. These assets are classified within Level 1, 2, or 3 based on the following factors:

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of June 30, 2024
Electricity physical forwards	$6	$32	Discounted cash flow	Electricity forward price (per MWh)	$24.00	$147.00	$80.71
Natural gas financial swaps	—	23	Discounted cash flow	Natural gas forward price (per Decatherm)	2.09	4.76	2.65
Electricity financial futures	4	—	Discounted cash flow	Electricity forward price (per MWh)	55.00	147.00	92.67
	$10	$55
As of December 31, 2023
Electricity physical forwards	$14	$43	Discounted cash flow	Electricity forward price (per MWh)	$37.53	$153.33	$84.58
Natural gas financial swaps	—	16	Discounted cash flow	Natural gas forward price (per Decatherm)	2.25	8.89	3.37
Electricity financial futures	—	—	Discounted cash flow	Electricity forward price (per MWh)	65.30	107.31	91.33
	$14	$59

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance as of the beginning of the period	$43	$28	$45	$32
Net realized and unrealized losses/(gains)*	2	110	—	99
Transfers from Level 3 to Level 2	—	—	—	7
Balance as of the end of the period	$45	$138	$45	$138
* Both realized and unrealized losses/(gains), of which the unrealized portions are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Revenues, net or Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income. Includes $2 million net realized gains for the three months ended June 30, 2024 and no net realized gains or losses for the three months ended June 30, 2023. For the six-month periods ended June 30, 2024 and 2023, includes $1 million in net realized gains and $3 million in net realized losses, respectively.

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

As of June 30, 2024, the carrying amount of PGE’s long-term debt was $4,433 million, net of $15 million of unamortized debt expense, and its estimated aggregate fair value was $3,457 million. As of December 31, 2023, the carrying amount of PGE’s long-term debt was $3,985 million, net of $14 million of unamortized debt expense, and its estimated aggregate fair value was $3,705 million.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	June 30, 2024	December 31, 2023
Current assets:
Commodity contracts:
Electricity	$24	$13
Natural gas	13	9
Total current derivative assets (1)	37	22
Noncurrent assets:
Commodity contracts:
Electricity	8	9
Natural gas	2	2
Total noncurrent derivative assets (1)	10	11
Total derivative assets (2)	$47	$33
Current liabilities:
Commodity contracts:
Electricity	$52	$51
Natural gas	90	113
Total current derivative liabilities	142	164
Noncurrent liabilities:
Commodity contracts:
Electricity	16	22
Natural gas	42	53
Total noncurrent derivative liabilities	58	75
Total derivative liabilities (2)	$200	$239
(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.
(2) As of June 30, 2024 and December 31, 2023, no derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	June 30, 2024		December 31, 2023
Commodity contracts:
Electricity	5	MWhs	3	MWhs
Natural gas	193	Decatherms	213	Decatherms
Foreign currency	$25	Canadian	$20	Canadian
PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of June 30, 2024, gross amounts included as Price risk management liabilities subject to master netting agreements were $29 million, comprised of $23 million for natural gas and $6 million for electricity, for which PGE has posted no collateral. As of December 31, 2023, gross amounts included as Price risk

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
management liabilities subject to master netting agreements were $28 million, for which PGE had posted $1 million collateral. Of the gross amounts recognized as of December 31, 2023, $25 million was for natural gas and $3 million was for electricity.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Revenues, net or Purchased power and fuel, as applicable, in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commodity contracts:
Electricity	$(11)	$88	$(30)	$53
Natural Gas	6	65	20	197

Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended June 30, 2024 and 2023, net gains of $5 million and net losses of $157 million, respectively, have been offset. Net gains of $54 million and net losses of $363 million have been offset for the six-month periods ended June 30, 2024 and 2023, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss/(gain) recorded as of June 30, 2024 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total
Commodity contracts:
Electricity	$19	$18	$(1)	$(1)	$—	$1	$36
Natural gas	45	46	24	2	—	—	117
Net unrealized loss/(gain)	$64	$64	$23	$1	$—	$1	$153

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2024 was $189 million, for which PGE has posted $56 million in collateral, consisting of $11 million of letters of credit and $45 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered at June 30, 2024, the cash requirement to either post as collateral or settle the instruments immediately would have been $131 million. As of June 30, 2024, PGE had no cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheets.

As of June 30, 2024, PGE held from counterparties $10 million in collateral, consisting of $5 million of letters of credit and $5 million of cash. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2024, unvested performance-based restricted stock units and related dividend equivalent rights of 513 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 440 thousand shares excluded for the three and six months ended June 30, 2023.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average common shares outstanding—basic	103,034	97,087	102,167	94,478
Dilutive effect of potential common shares *	198	543	171	472
Weighted-average common shares outstanding—diluted	103,232	97,630	102,338	94,950
* As of June 30, 2023, 292 thousand incremental shares were included in the calculation of diluted EPS related to the securities under the EFSA. There was no dilutive impact from the EFSA in 2024 as it was settled in July 2023.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three and six-month periods ended June 30, 2024 and 2023 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2023	101,159,609	$1,750	$(5)	$1,574	$3,319
Issuances of shares pursuant to equity-based plans	148,926	—	—	—	—
Issuances of shares pursuant to equity agreements	1,714,972	78	—	—	78
Dividends declared ($0.4750 per share)	—	—	—	(48)	(48)
Net income	—	—	—	109	109
Other comprehensive income	—	—	1	—	1
Balances as of March 31, 2024	103,023,507	$1,828	$(4)	$1,635	$3,459
Issuances of shares pursuant to equity-based plans	43,176	1	—	—	1
Stock-based compensation	—	4	—	—	4
Dividends declared ($0.5000 per share)	—	—	—	(52)	(52)
Net income	—	—	—	72	72
Balances as of June 30, 2024	103,066,683	$1,833	$(4)	$1,655	$3,484

Balances as of December 31, 2022	89,283,353	$1,249	$(4)	$1,534	$2,779
Issuances of shares pursuant to equity-based plans	159,603	—	—	—	—
Issuances of shares pursuant to equity agreements	7,178,016	300	—	—	300
Stock-based compensation	—	(1)	—	—	(1)
Dividends declared ($0.4525 per share)	—	—	—	(40)	(40)
Net income	—	—	—	74	74
Balances as of March 31, 2023	96,620,972	$1,548	$(4)	$1,568	$3,112
Issuances of shares pursuant to equity-based plans	30,245	1	—	—	1
Issuances of shares pursuant to equity agreements	2,212,610	92			92
Stock-based compensation	—	6	—	—	6
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.4750 per share)	—	—	—	(51)	(51)
Net income	—	—	—	39	39
Balances as of June 30, 2023	98,863,827	$1,647	$(3)	$1,556	$3,200

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
At-the-Market Offering Program—On April 28, 2023, PGE entered into an equity distribution agreement under which it could sell up to $300 million of its common stock through at the market offering programs. In 2023, pursuant to the terms of the equity distribution agreement, PGE entered into separate forward sale agreements with forward counterparties. In March 2024, the Company issued 1,714,972 shares pursuant to the agreements and received net proceeds of $78 million. In 2024, PGE entered into additional forward sale agreements with forward counterparties, exhausting the $300 million facility. As of June 30, 2024, these additional agreements were outstanding. The Company could have physically settled the remaining amount by delivering 5,139,501 shares in exchange for cash of $218 million as of June 30, 2024. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
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

PGE continues to participate in a voluntary process to determine an appropriate allocation of costs amongst the PRPs. In a letter dated June 28, 2024, the U.S. Department of Justice and the EPA indicated their expectation and objective is that the PRPs will resolve cleanup and response cost liabilities by participating in a single, overall Consent Decree as Settling Defendants with negotiations beginning in the fall of 2024 and concluding no later than March 2027. Although cost allocation activities are ongoing, significant uncertainties remain surrounding facts and circumstances that are integral to the determination of such an allocation percentage, including conclusion of remedial design, a final allocation methodology, and data with regard to property specific activities and history of ownership of sites within Portland Harbor that will inform the precise boundaries for clean-up. It is probable that PGE will share in a portion of the costs related to Portland Harbor.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Agreement among the parties states that any dispute shall be submitted for resolution to a single arbitrator with appropriate expertise. The parties had agreed to stay the arbitration through April 1, 2024 and are now in the process of reengaging in arbitration discussions. An arbitration date has not yet been scheduled. PGE cannot predict the ultimate outcome of the arbitration process.

Richard Burnett; Colstrip Properties Inc., et al v. Talen Montana, LLC; PGE, et al.—In December 2020, the original claim was filed in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. The plaintiffs allege they have suffered adverse effects from the defendants’ coal dust. In August 2021, the claim was amended to add PGE as a defendant. Plaintiffs are seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties, as determined by the Court. The trial date has been rescheduled for June 2, 2025. The Company is unable to predict the outcome or estimate a range of any possible loss in this matter.

Westmoreland Mine Permits—Two lawsuits were commenced by the Montana Environmental Information Center, challenging certain permits relating to the operation of the Westmoreland Rosebud Mine, which provides coal to Colstrip. In the first, the Montana District Court for Rosebud County issued an order vacating a permit for one area of the mine. This case was appealed and on November 22, 2023, the Supreme Court of Montana reinstated the Montana District Court’s determination vacating the permit and affirming the lower court order to return to the Board of Environmental Review for additional permit review considerations. In the second, the Montana Federal District Court issued findings and recommended that a decision approving expansion of the mine into a new area should be vacated, but recommended the decision not take effect for 365 days from the date of a final order. On November 24, 2023, the Ninth Circuit Court of Appeals dismissed the appeal by Westmoreland for lack of appellate jurisdiction and noted that the appropriate venue to raise issues will be the U.S. Office of Surface Mining during the remand process. PGE is not a party to either of these proceedings, but is continuing to monitor the progress of both lawsuits and assess the impact, if any, of the proceedings on Westmoreland’s ability to meet its contractual coal supply obligations.

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

NOTE 9: GUARANTEES

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of June 30, 2024, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes tax credits, regulatory flow-through adjustments, and other items, applied to the Company’s year-to-date, pre-tax income. The significant differences between the Federal statutory tax rate and PGE’s effective tax rate are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Federal tax credits*	(18.5)	(11.2)	(17.1)	(10.0)
State and local taxes, net of federal tax benefit	9.2	8.3	9.1	8.8
Flow-through depreciation and cost basis differences	(0.7)	(0.6)	(0.6)	0.5
Reversal of excess deferred income tax	(2.9)	(3.8)	(2.7)	(3.7)
Other	0.8	7.1	0.3	0.9
Effective tax rate	8.9%	20.8%	10.0%	17.5%

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

Carryforwards

Federal tax credit carryforwards as of June 30, 2024 and December 31, 2023 were $94 million and $73 million, respectively. These credits primarily consist of PTCs, which will expire at various dates through 2044. PGE included anticipated proceeds from the sale of tax credits in determining the need for a valuation allowance. PGE believes that it is more likely than not that its deferred income tax assets as of June 30, 2024 will be realized, however a valuation allowance has been recorded for the expected discount on the sale of tax credits. The valuation allowance as of June 30, 2024 was $1 million and was deferred as a regulatory asset. As of December 31, 2023, no material valuation allowance was recorded. As of June 30, 2024, and December 31, 2023, PGE had no material unrecognized tax benefits.

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

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed. Portland General Electric Company’s

(PGE, or the Company) expectations, beliefs, and projections are expressed in good faith and are believed by the Company to have a reasonable basis including, but not limited to, management’s examination of historical operating trends and data contained either in internal records or available from third parties, but there can be no assurance that PGE’s expectations, beliefs, or projections will be achieved or accomplished.

In addition to any assumptions and other factors and matters referred to specifically in connection with forward-looking statements, factors that could cause actual results or outcomes for PGE to differ materially from those discussed in such forward-looking statements include:

•governmental policies, legislative action, and regulatory audits, investigations, and actions, including those of the Federal Energy Regulatory Commission (FERC), the Public Utility Commission of Oregon (OPUC), the United States Securities and Exchange Commission (SEC), and the Division of Enforcement of the Commodity Futures Trading Commission, with respect to allowed rates of return, financings, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs, operating expenses, deferrals, timely recovery of costs and capital investments, energy trading activities, and current or prospective wholesale and retail competition;
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
•the timing or outcome of legal and regulatory proceedings and issues including, but not limited to, the matters described in Regulatory Matters of the “Overview” in this Item 2, along with “Regulatory Assets and Liabilities” in Note 3, Balance Sheet Components and Note 8, Contingencies in the Notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements of this Quarterly Report on Form 10-Q;
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
•capital market conditions, including availability of capital, volatility of interest rates, reductions in demand for investment-grade commercial paper, volatility of equity markets as well as changes in PGE’s credit ratings and outlook on such credit ratings, any of which could have an impact on the Company’s cost of capital and its ability to access the capital markets to support requirements for working capital, construction of capital projects, the repayments of maturing debt, and stock-based compensation plans, which are relied upon in part to retain key executives and employees;
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
•risks and uncertainties related to current or future generation and transmission projects, including, but not limited to regulatory processes, legal actions, transmission capabilities, system interconnections, inflationary impacts, supply chain constraints, supply cost increases (including application of tariffs impacting solar module imports), permitting and construction delays, and legislative uncertainty; and
•acts of war or terrorism.

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

PGE is a vertically-integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity. The Company participates in wholesale markets by purchasing and selling electricity and natural gas in an effort to meet the needs of, and obtain reasonably-priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts. In addition, PGE continues to develop products and service offerings for the benefit of retail and wholesale customers. The Company generates revenues and cash flows primarily from the sale and distribution of electricity to retail customers in its service territory in the State of Oregon (State).

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

Empowering customers and communities—PGE’s customers have a desire for purchasing clean energy, as over 228 thousand residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100% clean and renewable electricity by 2035 and 100% economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area have similar goals and continue to consider similar goals for the future.

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

As of June 30, 2024, the Green Future Impact Program has an approved capacity of 750 MW nameplate. Through this voluntary program, the Company seeks to support customers’ clean energy acceleration.

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

Severe weather—In recent years, PGE’s territory has experienced unprecedented heat, historic ice and snowstorms, and wildfires. On January 13, 2024, the Company’s service territory encountered the first of a series of severe winter weather events, including snow, ice, and high winds that caused catastrophic damage to physical assets and resulted in widespread customer power outages. For more information regarding the January 2024 severe winter weather event, see “Declared States of Emergency” within this Overview section of this Item 2. In August 2023 the region experienced a record-breaking heat wave with temperatures reaching all-time recorded highs for the month. This resulted in a peak load demand of 4,498 MW, exceeding the Company’s previous all-time peak load demand, and surpassing the prior summer peak load by nearly 6%. The increase and severity of weather events highlights the importance of combating the effects of climate change through decarbonizing the power supply and investing in a more reliable and resilient grid.

Investing in a Clean Energy Future

The Resource Planning Process— PGE’s resource planning process includes working with customers, stakeholders, and regulators to chart the course toward a clean, affordable, and reliable energy future. With the passage of HB 2021, PGE created a Clean Energy Plan (CEP), which articulates the Company’s strategy to meet the 2030, 2035, and 2040 emission reduction targets through an equitable transition to a decarbonized grid. The CEP is based on, and was filed in connection with, the Company’s 2023 Integrated Resource Plan (IRP). PGE filed its first combined IRP and CEP with the OPUC in March 2023. That filing projected PGE’s resource and capacity needs over the next 20 years and proposed an Action Plan to meet near-term needs, subject to the new HB 2021 emissions reduction requirements.

PGE estimates a total resource need of approximately 3,500 to 4,500 MW of renewable energy and non-emitting capacity in order to meet the Company’s 2030 emissions reduction target. Through the 2021 All-Source RFP, PGE procured 311 MW of wind resources and 475 MW of capacity, leaving a remaining need to procure approximately 2,700 to 3,700 MW.

On January 25, 2024, the OPUC acknowledged PGE’s 2023 IRP, subject to certain conditions, providing regulatory support for the Company to pursue the near-term resource additions articulated in the Action Plan. However, the OPUC declined to acknowledge the CEP, directing the Company to provide additional forecast of its emission reductions based on new analysis in the combined CEP/IRP Update to be filed in the first quarter of 2025. PGE will continue to pursue its 2023 All-Source RFP while revising forecasts of emissions in the CEP.

2021 All-Source RFP
Pursuant to the 2021 All-Source RFP process, seeking approximately 1,000 MW of renewable resources and non-emitting dispatchable capacity, PGE entered into agreements to acquire resources as follows:
•Clearwater Wind Development (Clearwater)—PGE and NextEra Energy Resources, LLC, a subsidiary of NextEra Energy, Inc. entered into agreements to construct a 311 MW wind energy facility in Eastern Montana. PGE owns 208 MW of production capacity of the facility. Subsidiaries of NextEra Energy Resources, LLC, which operates the facility, owns the remaining 103 MW of production capacity and sells their portion of the output to PGE under a 30-year PPA. The company owned portion of the project was placed in-service during the first quarter of 2024 with a total cost of $424 million, including AFUDC.
•Seaside Grid—PGE entered into an agreement to construct a 200 MW Battery Energy Storage System (BESS) in Portland, Oregon. PGE will own the resource, with an investment of approximately $360 million, excluding AFUDC. The project has an estimated commercial operation date of June 30, 2025. As of June 30, 2024, the Company has recorded $129 million, including AFUDC, in CWIP for the Seaside Grid.
•Constable BESS (formerly Evergreen)—PGE entered into an agreement to construct a 75 MW BESS in Hillsboro, Oregon. PGE will own the resource, with an investment of approximately $150 million, excluding AFUDC. The project has an estimated commercial operation date of December 31, 2024. As of June 30, 2024, the Company has recorded $103 million, including AFUDC, in CWIP for the Constable BESS.

•Sundial BESS (formerly Troutdale Grid)—PGE entered into a storage capacity agreement for a 200 MW BESS in Troutdale, Oregon. NextEra Energy Resources, LLC, will own the resource and will sell the capacity to PGE under a 20-year storage capacity agreement. The project has an estimated commercial operation date of December 31, 2024.

The Clearwater agreements and all BESS agreements represent the final procurement from the 2021 All-Source RFP. Resources required to meet the remaining 2030 need are anticipated to be procured through future acquisition processes, including, but not limited to, the 2023 All-Source RFP and future RFPs.

All BESS projects will be directly interconnected to PGE’s system. Emissions associated with energy used to charge the BESS are accounted for when they are emitted from the generating facility. BESS projects do not add incremental emissions to the grid, and therefore, are non-emitting dispatchable capacity resources. The BESS projects will qualify for the federal investment tax credit (ITC). The Clearwater agreements qualify for production tax credits (PTCs) and are eligible under Oregon’s Renewable Portfolio Standard (RPS). The agreements will be subject to prudency review by the OPUC.

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

In October 2022, NewSun filed a petition in Deschutes County Circuit Court seeking review of the OPUC order acknowledging, with conditions, PGE’s 2021 All-Source RFP shortlist. PGE intervened in this case and, in March 2023, filed a motion to dismiss. In September 2023, the judge granted PGE’s motion to dismiss. In November 2023, NewSun filed a notice of appeal in the Court of Appeals of the State of Oregon. Opening briefs in the Appeal were filed March 1, 2024, with PGE and OPUC responses filed July 12, 2024. Oral arguments are expected to occur in late 2024 or early 2025.

PGE cannot predict the outcome of these proceedings or potential impact, if any, to its 2021 All-Source RFP process.

2023 All-Source RFP

PGE filed notice with the OPUC in January 2023 that an RFP in 2023 was needed to procure resources to meet a forecasted 2026 capacity shortfall and to make continued progress toward decarbonization targets under HB 2021. These actions were consistent with the 2023 IRP Action Plan and CEP. PGE filed the draft 2023 All-Source RFP with the OPUC in May 2023 and regulatory approval was granted in January 2024. The Company issued the RFP to market on February 2, 2024, seeking bids for resources that can provide non-emitting dispatchable capacity and renewable generation. Bids were submitted in the first quarter of 2024 and are currently being evaluated based on the OPUC-approved scoring methodology. PGE plans to file for acknowledgement of a proposed final shortlist in the third quarter of 2024 with a final selection currently planned for late 2024 or early 2025.

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

On May 28, 2024, PGE signed a non-binding memorandum of understanding in the development of the North Plains Connector, an approximately 415-mile, high-voltage direct-current (HVDC) transmission line to be constructed with endpoints near Bismarck, North Dakota and Colstrip, Montana. The parties will now work to finalize definitive agreements regarding the Company’s participation, which is expected to involve a 20% ownership share of the approximately $3.2 billion total investment of the project.

The North Plains Connector would be the nation’s first HVDC transmission connection among three regional U.S. electric energy markets, providing additional flexibility and the sharing of resources across multiple time zones. The transmission line would provide PGE with 600 MW of transfer capacity, access to diverse energy resources, enhanced wholesale markets, and ease congestion on the existing western transmission system.

Building a resilient grid—To serve communities with clean energy, PGE’s grid of the future will need to be smart and adaptive. Highlights of PGE’s key investments and plans for building a resilient grid include:
•Wildfire Mitigation—PGE has a Wildfire Mitigation Program under which an annual Wildfire Mitigation Plan (WMP) is developed and submitted to the OPUC, as required by state law, to coordinate activities across the Company and with state-wide stakeholders. The 2024 WMP forecasts $45 million in operations and maintenance costs and an additional $43 to $49 million in capital investments in the current year to continue system hardening efforts, expand situational awareness capabilities, implement specific inspection and maintenance along with vegetation management, raise community and customer awareness, and take operational actions within high fire risk zones. PGE strives to improve regional safety by reducing the risk that the Company’s electric utility infrastructure could cause a wildfire, while limiting the impacts of PSPS events and other mitigation activities on customers and increasing the resiliency of PGE assets to wildfire damage. In the six months ended June 30, 2024, PGE invested $15 million in capital projects related to wildfire mitigation and resiliency and utility asset management, consistent with the 2024 WMP.
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

Transportation electrification is one of the most significant ways to reduce GHG emissions in Oregon. PGE is engaged with customers and communities to manage EV charging load, develop infrastructure projects aimed at improving accessibility to electric vehicle charging stations, build fleet partnerships, and offer programs to encourage customers to advance transportation electrification.

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

As of June 30, 2024, PGE has been associated with the submission of 38 grant applications as the Prime or Sub-recipient/Supporter and has been awarded 11 grants totaling $307.8 million, including the following:
•U.S. Department of Energy (DOE) Bethel-Round Butte Transmission Line Upgrade—The U.S. DOE selected the Confederated Tribes of Warm Springs (CTWS), in partnership with PGE, for a $250 million grant to upgrade the existing 230 kV Bethel-Round Butte Transmission line to 500 kV. The project will accelerate the development of transmission capacity, enabling new carbon-free generation in Central and Eastern Oregon to reach customer demand loads in Western Oregon. The added capacity and associated upgrades will also increase resiliency of the transmission system as well as resiliency of the CTWS Tribal communities by increasing resources available to CTWS to support adaptation and response strategies. The U.S DOE, CTWS, and PGE are negotiating the final funding and scope for the line upgrade as part of a multi-year process.

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

The United States Treasury and the Internal Revenue Service released extensive rules addressing credit transfer eligibility and application, including but not limited to, required registration, filing, and documentation for transferors and transferees to elect and claim a credit transfer. On December 12, 2023, PGE received approval from the OPUC to transfer 2023 production tax credits and record any difference in the full value and the discounted value in a property balancing account. Consistent with options available under the IRA, PGE transferred 2023 credits with the final transfer occurring in the first quarter of 2024. On April 16, 2024, PGE received approval from the OPUC to transfer 2024 and 2025 PTCs and record any difference in the full value and the discounted value in a property balancing account. PGE has entered into an agreement to transfer 2024 and 2025 PTCs and expects to generate and transfer approximately $58 million in PTCs in 2024.

Compared to previous resource planning processes, the Company believes the new tax incentives will provide additional investment opportunities for PGE and result in lower customer prices. Increased capital expenditures in such investment opportunities would likely result in additional financing needs through debt and equity instruments.

HB 2021—In 2021, the Oregon Legislature passed HB 2021, which, among other things, requires retail electricity providers to reduce GHG emissions associated with serving Oregon retail electricity consumers 80% by 2030, 90% by 2035, and 100% by 2040, compared to baseline emissions levels, which for PGE, is calculated by using average annual emissions for the years 2010 through 2012.

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

A law adopted in 2009 requires retail electricity providers to annually report to the Oregon Department of Environmental Quality (ODEQ) the GHG emissions associated with electricity used to serve retail customers. In the target years of 2030, 2035, and 2040, and every year thereafter in the target period, the OPUC will use the data reported to the ODEQ for that compliance year to determine whether the reduction targets are met under HB 2021.

RPS standards and related laws—In 2016, Oregon Senate Bill (SB) 1547 increased the 2007 benchmarks for the percentage of electricity that must come from renewable sources by dates certain and required the elimination of coal as a fuel for generation of electricity used to serve Oregon utility customers no later than 2030.

PGE ceased coal fired operation at its Boardman generating facility (Boardman) in 2020 and decommissioning of the plant is substantially complete. The Company has a 20% ownership share in Colstrip Units 3 and 4 coal-fired generation plant (Colstrip) and, in response to SB 1547, has accelerated depreciation of Colstrip to December 31,

2025. In order to meet PGE’s regulatory and legislative requirements, the Company continues to evaluate the possibility of exiting ownership in Colstrip. See Note 8, Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements” for information regarding legal proceedings related to Colstrip.

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

EPA Regulations for Electric Generating Facilities—On April 25, 2024, the United States Environmental Protection Agency (EPA) released a package of final regulations pertaining to electric generation facilities. The regulations include:
•Greenhouse gas regulations for new natural gas-based turbines and existing coal-based units, pursuant to section 111 of the Clean Air Act (CAA). The rule finalizes (a) the repeal of the Affordable Clean Energy rule; (b) guidelines for GHG emissions from existing fossil fuel-fired steam generating electric generating units; and (c) revisions to existing performance standards for new, reconstructed, or heavily modified fossil fuel-fired stationary combustion turbine electric generating units.
•Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category (the ELG Rule), which applies to wastewater discharges from coal-based generating units and establishes pollution control requirements, building upon the 2015 and 2020 ELG Rules. The rule includes a subcategory of requirements for coal plants that will be retired or repowered by the end of 2028 and provides additional compliance pathways for coal plants that retire by the end of 2034.
•Updated Mercury and Air Toxics Standards, pursuant to section 112 of the CAA, which sets emissions limits for filterable particulate matter for coal-based generating units. The rule reduces those limits from the standards that were originally set in 2012.

PGE continues to evaluate each of these rules to assess the impact it may have on the Company’s continuing investment in Colstrip, which could be material. PGE notes that a substantial number of legal challenges have been filed regarding these rules. These challenges, if successful, could affect the applicability to PGE and Colstrip specifically. To the extent these regulations result in increased compliance costs, the Company expects to seek recovery of those costs through the ratemaking process.

In addition, the regulations included Disposal of Coal Combustion Residuals from Electric Utilities – Legacy CCR Surface Impoundments. This rule builds on 2015 regulations, which apply to active power plants that dispose of coal combustion residuals in surface impoundments or landfills, by regulating inactive surface impoundments at inactive power plants, and CCR management units at active and inactive power plants. PGE has assessed the potential impact of the CCR regulation changes and believes it will not have a material impact on the Company’s current Asset Retirement Obligations.

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

General Rate Case—On February 29, 2024, PGE filed with the OPUC a GRC based on a 2025 test year (2025 GRC) that seeks a $225 million increase in the annual revenue requirement related primarily to recovery of costs associated with non-emitting battery projects, an increase in base business costs for upgrades to PGE's transmission and distribution system, and investments in strengthening and safeguarding the grid to meet growing customer demand and bolster reliability. PGE continues to build a stronger grid designed to withstand severe weather and allow energy to flow from more resources to improve reliability, resiliency, and capability to deliver safe, dependable, clean electricity to customers. The total increase in annual revenue requirement includes an increase of $37 million as a result of higher net variable power costs expected in 2025, reflected in the Annual Power Cost Update Tariff (AUT) also filed, separately, with the OPUC February 29, 2024 (OPUC Docket UE 436). The NVPC projection will be updated periodically during 2024.

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

Declared states of emergency—Beginning January 13, 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. Along with over a dozen mutual assistance crews, PGE repaired damage and restored power to over 500,000 customers throughout the storm and the days that followed.

As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allows PGE to seek recovery of incremental storm expenses through the previously filed emergency deferral, as the OPUC had pre-authorized for costs associated with declared states of emergency. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC, under Docket UM 2190, related to the emergency restoration costs for the January storm and, as of June 30, 2024, has deferred as regulatory assets $44 million, including interest, of the costs to repair damage to PGE’s transmission and distribution systems and restore power to customers. The OPUC maintains responsibility to review utility requests to amortize deferred amounts into customer prices, including a review of utility prudence in a future proceeding, among other requirements, which would include an earnings test. For further information, see “January 2024 storm and damage” in the Regulatory Assets and Liabilities section of Note 3, Balance Sheet Components in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

On July 5, 2024, the Governor of Oregon declared a statewide emergency for a heat wave that engulfed the region. The Company is in the process of determining costs that resulted from the heat wave that may be eligible for recovery under the Declared state of emergency deferral.

Power costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2024 AUT included a final increase in power costs for 2024, and a corresponding increase in annual revenue requirement, of $216 million from 2023 levels, which were reflected in customer prices effective January 1, 2024.

Portland Harbor Environmental Remediation Account (PHERA) mechanism—The EPA has listed PGE as one of over one hundred Potentially Responsible Parties (PRPs) related to the remediation of the Portland Harbor Superfund site. As of June 30, 2024, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision (ROD) issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. Stakeholders have raised concerns that EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording an estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the recovery mechanism allows the Company to defer and recover estimated liabilities and incurred legal and technical analysis expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, including, but not limited to, insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures were to be deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

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

In the 2024 GRC filing, the Company included a concept proposal to resume decoupling, with certain modifications. As stipulated in the 2024 GRC settlement agreement, PGE made a tariff filing on January 26, 2024 that proposed weather-normalized decoupling. At a public meeting on June 11, 2024, the OPUC permanently suspended PGE’s proposed tariff, effectively denying the proposal.

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

The Company participates in the California Independent System Operator's (CAISO) western Energy Imbalance Market (EIM), which allows, among other things, more renewable energy integration into the grid by better complementing the variable output of renewable resources. PGE recently signed the implementation agreement to join the CAISO’s Extended Day-Ahead Market (EDAM) to build on the success of the western EIM and help provide the Company and its customers access to more affordable, reliable and clean energy. Utilities that participate in the EDAM, expected to begin operating in 2026, will bid their anticipated energy demand and generating resources into the market a day ahead of expected usage. The EDAM will then optimize generation resources and the energy needed for all market participants, allowing them to receive the least costly and cleanest energy to meet their energy needs. The EDAM takes advantage of existing technology and systems PGE has deployed and leverages the Company’s transmission system to connect regional resources across a common market, such as hydropower and wind facilities in the Pacific Northwest and solar facilities in California and the desert Southwest.

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

PGE generates revenues and cash flows primarily from the sale and distribution of electricity to its retail customers. The impact of seasonal weather conditions on demand for electricity can cause the Company’s revenues, cash flows, and income from operations to fluctuate from period to period. Summer peak deliveries have continued to exceed those of the winter months for nearly ten years, generally resulting from growing air conditioning demand and the trend toward a warmer overall climate. In August 2023, demand reached a new all-time high, surpassing the previous mark, which was set in summer 2021. Historically, PGE had experienced its highest MWa deliveries and retail energy sales during the winter heating season. Although a new record high winter peak load was set as recent as December 2022, the summer peak deliveries in each year since 2021 have exceeded that winter peak. Retail customer price changes and customer usage patterns, which can be affected by the economy also have an effect on revenues. Wholesale power availability and price, hydro and wind generation, and fuel costs for thermal plants can also affect income from operations. PGE has taken measures to enhance the availability of supply chain-constrained items that are needed to serve new and existing customers, such as advance ordering of critical materials, pre-securing manufacturing capacity with strategic partners, and evaluating availability with established and new suppliers. PGE has also taken measures to help mitigate cost increases through long-term agreements, supplier engagement, and expanding the supply base.

Customers and Demand—The following tables present total energy deliveries and the average number of retail customers by customer type for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	% Change	% Change (Weather- Adjusted)	2024	2023	% Change	% Change (Weather- Adjusted)
Energy deliveries (MWhs in thousands):
Retail:
Residential	1,608	1,730	(7)%	(1)%	3,851	4,057	(5)%	—%
Commercial	1,548	1,595	(3)	—	3,176	3,252	(2)	(1)
Industrial	1,204	1,140	6	7	2,390	2,211	8	9
Subtotal	4,360	4,465	(2)	1	9,417	9,520	(1)	2
Direct access:
Commercial	127	154	(18)	(18)	247	283	(13)	(13)
Industrial	451	430	5	5	847	866	(2)	(2)
Subtotal	578	584	(1)	(1)	1,094	1,149	(5)	(5)
Total retail	4,938	5,049	(2)	1%	10,511	10,669	(1)	1%
Wholesale	2,104	1,453	45		4,283	2,849	50
Total	7,042	6,502	8%		14,794	13,518	9%

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Average number of retail customers:
Residential	828,355	88%	814,419	88%	826,297	88%	814,187	88%
Commercial	113,577	12	112,190	12	113,223	12	112,333	12
Industrial	208	—	196	—	206	—	195	—
Direct access	496	—	539	—	505	—	541	—
Total	942,636	100%	927,344	100%	940,231	100%	927,256	100%

Total retail energy deliveries for the six months ended June 30, 2024 decreased 1% compared with the six months ended June 30, 2023, as decreases in residential and commercial deliveries more than offset the increase from industrial customers.

Residential weather-adjusted deliveries saw average usage per customer 1.6% lower during the first six months of 2024 compared with 2023, while the average number of residential customers was 1.5% greater during 2024 than 2023.

For the six months ended June 30, 2024, milder temperatures have resulted in lower Total Retail Energy deliveries when compared to the same six months of 2023. During the three-month period ended March 31, 2024 compared to the same three months of 2023, the impact of weather on Total Retail deliveries was negative with overall warmer than average, and considerably warmer than the prior year, temperatures experienced. In the three-month period ended June 30, 2024, total heating degree-days were comparable to the same period of 2023, as warmer temperatures in April 2024 were largely offset by cooler temperatures the following month, while both years were, in total for the quarter, warmer than average. May 2023 produced an unusually high number of cooling degree-days and elevated deliveries occurred, which resulted in weather having an overall negative impact on deliveries in the second quarter of 2024 compared to the same period of 2023.

The industrial class continues to show growth in energy deliveries, up 5.4% and 5.2% in the three months and six months ended June 30, 2024, respectively, compared to the same periods in 2023, reflecting strength in the digital services sector.

The following table indicates the number of heating and cooling degree-days for the three and six months ended June 30, 2024 and 2023, along with the current 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2024	2023	Avg.	2024	2023	Avg.

First Quarter	1,755	1,927	1,838	—	—	—
April	310	404	364	—	12	3
May	192	105	178	23	87	26
June	45	45	66	85	96	79
Second Quarter	547	554	608	108	195	108
Year-to-date	2,302	2,481	2,446	108	195	108
(Decrease) increase from the 15-year average	(6)%	1%		—%	81%
The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from ESSs. Had the cap limit been fully subscribed and utilized, 13% of PGE’s total retail energy deliveries for the first six months of 2024 would have been to these customers.

In 2020, PGE began offering service to customers under an OPUC created New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. With the adoption of the New Large Load Direct Access program, which is capped at 119 MWa, as much as 17% of the Company’s energy deliveries could have been supplied by ESSs to Direct Access customers. Actual deliveries to Direct Access customers of energy supplied by ESSs represented 10% of PGE’s total retail energy deliveries for the first six months of 2024 and 2023.

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

The following table provides information regarding the performance of the Company’s generating resources for the six months ended June 30, 2024 and 2023:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total system load
	2024	2023	2024	2023	2024	2023
Generation:
Thermal:
Natural gas	77%	80%	91%	93%	32%	35%
Coal (3)	65	89	86	93	5	8
Wind (4)	91	98	102	97	11	8
Hydro	94	91	93	80	5	5
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
(4)Plant availability includes Wheatridge Renewable Energy Facility and Clearwater, which PGE does not operate.

Energy received from PGE-owned and jointly-owned thermal plants during the six months ended June 30, 2024 compared to 2023 decreased 2%. This decrease was primarily driven by economic dispatch decisions. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, increased 31% during the six months ended June 30, 2024 compared to 2023 primarily due to the addition of capacity under two purchased hydro contracts in 2024. Energy purchased from mid-Columbia and other regional hydroelectric projects increased 37% while energy generated by the Company-owned facilities increased 10% during the six months ended June 30, 2024. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 80 years of historical stream flow data. See “Purchased power and fuel” in the Results of Operations section in this Item 2, for further detail on regional hydro results.

Energy received from PGE-owned and under contract wind resources increased 45% during the six months ended June 30, 2024 compared to 2023 primarily due to the addition of Clearwater in 2024. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

Under PGE’s PCAM, the Company may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the Company’s PCAM as calculated for regulatory purposes for the six months ended June 30, 2024 and 2023, respectively:

•For the six months ended June 30, 2024, actual NVPC was $52 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2024 is currently estimated to be below the baseline and within the established deadband range. Accordingly, there is no estimated refund to customers expected under the PCAM for 2024.

•For the six months ended June 30, 2023, actual NVPC was $19 million above baseline NVPC. For the year ended December 31, 2023, actual NVPC was $5 million above baseline NVPC, which was within the established deadband range. Accordingly, no estimated collection from customers was recorded for 2023.

A portion of the costs related to a January 2024 storm, which qualified as a Reliability Contingency Event (RCE) as approved by the OPUC in PGE’s 2024 GRC, was deferred as a regulatory asset. Under the RCE mechanism, PGE is allowed to pursue recovery of 80% of costs for RCEs above amounts forecasted in the Company’s AUT, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. For more on the 2024 RCE, see “Regulatory Assets and Liabilities” in Note 3, Balance Sheet Components in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Results of Operations

The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2024	2023		2024	2023
Total revenues	$758	$648	17%	$1,687	$1,396	21%
Operating expenses:
Purchased power and fuel	275	220	25	680	524	30
Generation, transmission and distribution	107	101	6	206	194	6
Administrative and other	97	93	4	192	173	11
Depreciation and amortization	122	113	8	243	224	8
Taxes other than income taxes	41	40	3	88	83	6
Total operating expenses	642	567	13	1,409	1,198	18
Income from operations	116	81	43	278	198	40
Interest expense, net*	52	41	27	103	85	21
Other income:
Allowance for equity funds used during construction	6	4	50	11	7	57
Miscellaneous income, net	9	5	80	15	17	(12)
Other income, net	15	9	67	26	24	8
Income before income tax expense	79	49	61	201	137	47
Income tax expense	7	10	(30)	20	24	(17)
Net income	72	39	85	181	113	60
Other comprehensive income	—	1	—	1	1	—
Net income and Comprehensive income	$72	$40	80%	$182	$114	60%
* Includes an allowance for borrowed funds used during construction of $4 million and $3 million for the three months ended June 30, 2024 and 2023, respectively, and $8 million and $5 million for the six months ended June 30, 2023, respectively.

Net income for the three months ended June 30, 2024 increased $33 million, or 85%, compared to the three months ended June 30, 2023, driven largely by an increase in Income from Operations. Retail revenues were up not only as a result of general price increases but also as a result of an increase in prices to cover anticipated higher net variable power costs, as authorized by the OPUC in the AUT. Purchased power and fuel expense rose 25% over the same period of 2023, although much of that increase was volume driven, as wholesale energy prices have shown a decline from the same period a year ago. While retail energy deliveries remained relatively comparable period over period, total system load increased 8%, driven by increases in wholesale energy deliveries. Generation, transmission and distribution expenses were up due to maintenance activities, vegetation management, and service restoration work. Depreciation and amortization expense, driven by higher depreciable asset balances, and Interest expense, net, due to higher long-term debt balances, were both higher, as anticipated, and largely offset by increased revenues. Other income, net benefited in 2024 from higher AFUDC credits, while a reduced Income tax expense reflects increases in PTC benefits.

Net income for the six months ended June 30, 2024 increased $68 million, or 60%, compared to the same period of 2023. Retail revenues increased due to higher prices to cover anticipated higher net variable power costs, as authorized by the OPUC in the AUT, as well as general price increases, with a partial offset as a result of a slight reduction in Total Retail deliveries. Wholesale revenues increased, driven by a 50% increase in deliveries. The increase in Administrative and general expense reflects increases in various categories including customer related items, which was largely due to the amortization of previously deferred COVID-19 expenses now being collected in customer prices and offset in revenues, wages and benefits, outside services, and regulatory expense. Increases in Depreciation and amortization expense, driven by higher depreciable asset balances, and Interest expense, net, due to higher long-term debt balances, were anticipated and largely offset by increased revenues. Other income, net increased in 2024 partially due to the higher AFUDC credits, while a reduced Income tax expense reflects increases in PTC benefits.

Total revenues consist of the following for the periods presented (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Retail:
Residential	$307	40%	$279	44%	$722	43%	$641	46%
Commercial	219	29	196	30	446	27	393	28
Industrial	104	14	87	13	206	12	169	12
Subtotal	630	83	562	87	1,374	82	1,203	86
Direct access:
Commercial	3	—	2	—	5	—	4	—
Industrial	6	1	5	1	10	1	9	1
Subtotal	9	1	7	1	15	1	13	1
Subtotal Retail	639	84	569	88	1,389	83	1,216	87
Alternative revenue programs, net of amortization	(3)	—	2	—	(14)	(1)	5	—
Other accrued revenues, net	4	—	(4)	(1)	5	—	(3)	—
Total retail revenues	640	84	567	87	1,380	82	1,218	87
Wholesale revenues	99	13	62	10	275	16	150	11
Other operating revenues	19	3	19	3	32	2	28	2
Total revenues	$758	100%	$648	100%	$1,687	100%	$1,396	100%

Total retail revenues—The following items contributed to the increase in Total retail revenues for the three and six months ended June 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months Ended	Six Months Ended
June 30, 2023	$567	$1,218
Change in prices as a result of the AUT, approved by the OPUC (partially offset in Purchased power and fuel)	48	102
Average price of energy deliveries due primarily to customer price increases	33	81
Recovery of deferrals for 2020 Wildfire, 2021 ice storm, and COVID-19	(1)	4
Retail energy deliveries driven by changes in customer load	(7)	(11)
Clearwater RAC deferral	(3)	(13)
Combination of various supplemental tariffs and adjustments	3	(1)
June 30, 2024	$640	$1,380
Change in Total retail revenues	$73	$162

Wholesale revenues result from sales of electricity to utilities and power marketers made in the Company’s efforts to meet the needs of, and obtain reasonably priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts. Such sales can vary significantly from year to year as a result of economic conditions, power and fuel prices, hydro and wind availability, and customer demand.

For the three months ended June 30, 2024, Wholesale revenues increased $37 million, or 60%, from the three months ended June 30, 2023 driven primarily by a $28 million increase that resulted from higher sales volumes.

Wholesale revenues for the six months ended June 30, 2024 increased $125 million, or 83%, from the six months ended June 30, 2023, as a 50% increase in sales volumes added $76 million to revenues and the average wholesale sales price was up 22%, due largely to the market conditions surrounding the January 2024 storm event in the region.

Other operating revenues for the three months ended June 30, 2024 were comparable with the same period in 2023. In the six months ended June 30, 2024, Other operating revenues were up $4 million compared to the same period of 2023, as transmission related revenues drove the increase.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.
The following items contributed to the change in Purchased power and fuel for the three and six months ended June 30, 2024 compared to the same period in 2023 (dollars in millions, except for average variable power cost per Megawatt hour (MWh):

	Three Months Ended	Six Months Ended
June 30, 2023	$220	$524
Average variable power cost per MWh	28	155
Total system load	27	75
2021 PCAM deferral amortization	—	1
2024 RCE deferral	—	(75)
June 30, 2024	275	680
Change in Purchased power and fuel	$55	$156

Average variable power cost per MWh:
June 30, 2023	$35.19	$40.01
June 30, 2024	$40.10	$52.00

Total system load (MWhs in thousands):
June 30, 2023	6,138	12,922
June 30, 2024	6,774	14,384

For the three months ended June 30, 2024, the $28 million increase related to the change in average variable power cost per MWh was driven by a 6% increase in the average cost of purchased power and a 26% increase in the average cost for the Company’s own generation, driven primarily by price risk management activity. The $27 million increase resulting from the overall mix of purchased power and generation used to meet total system load was primarily due to a 15% increase of energy obtained from purchased power and a 5% increase in the Company’s own generation.

For the six months ended June 30, 2024, the $155 million increase related to the change in average variable power cost per MWh was driven by a 26% increase in the average cost of purchased power and a 27% increase in the average cost for the Company’s own generation, driven primarily by higher physical power and natural gas prices due to severe weather events in the first quarter. The $75 million increase related to total system load was comprised of an 18% increase of energy obtained from purchased power primarily due to the addition of capacity under two purchased hydro contracts in 2024, and a 6% increase in the Company’s own generation primarily due to the addition of Clearwater in 2024.

PGE’s sources of energy, total system load, and retail load requirement are as follows for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Sources of energy (MWhs in thousands):
Generation:
Thermal:
Natural gas	1,641	24%	1,624	26%	4,669	32%	4,520	35%
Coal	255	4	432	7	781	5	1,028	8
Total thermal	1,896	28	2,056	33	5,450	37	5,548	43
Hydro	345	5	374	6	738	5	669	5
Wind	948	14	602	10	1,538	11	1,083	8
Total generation	3,189	47	3,032	49	7,726	53	7,300	56
Purchased power:
Hydro	1,851	27	1,412	23	3,415	24	2,492	19
Wind	415	6	244	4	721	5	476	4
Solar	350	5	394	6	497	3	539	4
Natural Gas	—	—	—	—	94	1	11	—
Waste, Wood, and Landfill Gas	46	1	38	1	85	1	81	1
Source not specified	923	14	1,018	17	1,846	13	2,023	16
Total purchased power	3,585	53	3,106	51	6,658	47	5,622	44
Total system load	6,774	100%	6,138	100%	14,384	100%	12,922	100%
Less: wholesale sales	(2,104)		(1,453)		(4,283)		(2,849)
Retail load requirement	4,670		4,685		10,101		10,073

Purchased power in the table above includes power received from qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sources of energy (MWhs in thousands):
PURPA purchased power:
Hydro	11	11	21	19
Wind	10	8	15	14
Solar	196	201	287	303
Waste, Wood, and Landfill Gas	5	30	33	58
Total	222	250	356	394

The following table presents the forecast April-to-September 2024 and actual 2023 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2024 Forecast	2023 Actual
Columbia River at The Dalles, Oregon	75%	83%
Mid-Columbia River at Grand Coulee, Washington	73	79
Clackamas River at Estacada, Oregon	93	101
Deschutes River at Moody, Oregon	94	98
* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three and six months ended June 30, 2024 increased compared to the same periods in 2023 as follows (in millions):

	Three Months Ended	Six Months Ended
June 30, 2023	$158	$374
Purchased power and fuel expense	55	230
Wholesale revenues	(37)	(125)
2021 PCAM deferral amortization	$—	1
2024 RCE deferral	$—	(75)
June 30, 2024	$176	$405
Change in NVPC	$18	$31

For further information regarding NVPC in relation to the PCAM, see “Purchased power and fuel expense” and “Revenues” within this “Results of Operations” for more details.

For the three months ended June 30, 2024 and 2023, actual NVPC was $31 million below and $5 million above baseline NVPC, respectively. For the six months ended June 30, 2024 and 2023, actual NVPC was $52 million below and $19 million above baseline NVPC, respectively.

Based on forecast data, NVPC for the year ending December 31, 2024 is currently estimated to be below the baseline and within the deadband. Accordingly, there is no estimated refund to customers expected under the PCAM for 2024.

Generation, transmission and distribution increased as follows for the three and six months ended June 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months Ended	Six Months Ended
June 30, 2023	$101	$194
Generating facility expenses driven by increased major maintenance activities	6	10
Vegetation management, inspection, wildfire mitigation, and distribution maintenance expenses	5	9
Service restoration and storm response costs	4	7
Miscellaneous expenses	(9)	(14)
June 30, 2024	$107	$206
Change in Generation, transmission and distribution	$6	$12

Administrative and other increased as follows for the three and six months ended June 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months Ended	Six Months Ended
June 30, 2023	$93	$173
Amortization of COVID-19 bad debt expense deferral	—	4
Regulatory and Professional services costs	—	2
Employee compensation and benefits	1	3
Customer related costs	2	3
Miscellaneous expenses	1	7
June 30, 2024	$97	$192
Change in Administrative and other	$4	$19

PGE commenced amortization of previously deferred COVID-19 related bad debt expenses on April 1, 2023. For the six months ended June 30, 2024, the Company amortized $7 million of COVID-19 related bad debt expense that was offset in revenues.

Depreciation and amortization expense increased $9 million and $19 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increase was primarily due to higher utility plant balances.

Taxes other than income taxes increased $1 million and $5 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increases were driven by higher property taxes and franchise fees.

Interest expense, net increased $11 million and $18 million, respectively, in the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily due to higher long-term debt balances.

Other income, net increased $6 million and $2 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increase was primarily driven by higher AFUDC from higher construction work in process balances.

Income tax expense decreased $3 million and $4 million, respectively, in the three and six months ended June 30, 2024, compared to the same period in 2023, driven by higher production tax credit benefits offset by higher tax expense driven by higher pre-tax income.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents, beginning of period	$5	$165
Net cash provided by (used in):
Operating activities	364	143
Investing activities	(639)	(574)
Financing activities	276	279
Increase (decrease) in cash and cash equivalents	1	(152)
Cash and cash equivalents, end of period	$6	$13

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the six months ended June 30, 2024 compared with the six months ended June 30, 2023 (in millions):

Increase/ (Decrease)
Net income	$68
Accounts receivable and Unbilled revenue	(66)
Margin deposits activity	82
Accounts payable	199
Regulatory deferral activity	(130)
Depreciation and amortization	19
Deferred income taxes	21
Tax credit sales	13
Other miscellaneous changes	15
Net change in cash flow from operations	$221

PGE estimates that non-cash charges for depreciation and amortization in 2024 will range from $475 million to $525 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $700 million to $800 million.

Cash Flows from Investing Activities—Net cash used in investing activities for the six months ended June 30, 2024 increased $65 million when compared with the six months ended June 30, 2023. Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities, which increased $50 million.

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

Cash Flows from Financing Activities—During the six months ended June 30, 2024, net cash provided by financing activities was primarily the result of the funding of $450 million in First Mortgage Bonds (FMBs) and $78 million in proceeds from the issuance of common stock pursuant to the at-the-market offering program. This was partially offset by $146 million in commercial paper maturities and payment of $96 million of dividends.

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2024 through 2028, excluding AFUDC (in millions):

	2024	2025	2026	2027	2028
Ongoing capital expenditures (1)	$915	$865	$895	$890	$920
Transmission	170	180	255	265	435
Clearwater	20	—	—	—	—
BESS projects	235	155	—	—	—
Total capital expenditures (2)	$1,340	$1,200	$1,150	$1,155	$1,355
Long-term debt maturities	$80	$—	$—	$160	$100
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

Short-term Debt. Pursuant to an order issued by the FERC in January 2024, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2026. The following table shows available liquidity as of June 30, 2024 (in millions):

	As of June 30, 2024
	Capacity	Outstanding	Available
Revolving credit facility (1)	$750	$—	$750
Letters of credit (2)	320	86	234
Total credit	$1,070	$86	$984
Cash and cash equivalents			6
Total liquidity			$990
(1)Scheduled to expire September 2028.
(2)PGE has four letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

On August 18, 2023, PGE entered into an amendment of its existing revolving credit facility. As of June 30, 2024, PGE had a $750 million unsecured revolving credit facility scheduled to expire in September 2028. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. In addition, the credit facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the remaining term of the applicable credit facility. As of June 30, 2024, PGE had no outstanding balance on the revolving credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of June 30, 2024, PGE had no commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $750 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

Long-term Debt. As of June 30, 2024, PGE’s total long-term debt outstanding, net of $15 million of unamortized debt expense, was $4,433 million.

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

Equity—On April 28, 2023, PGE entered into an equity distribution agreement under which it could sell up to $300 million of its common stock through at-the-market offering programs. In 2023, pursuant to the terms of the equity distribution agreement, PGE entered into separate forward sale agreements with forward counterparties. In March 2024, the Company issued 1,714,972 shares pursuant to the agreements and received net proceeds of $78 million. In 2024, PGE entered into additional forward sale agreements with forward counterparties, exhausting the $300 million facility. As of June 30, 2024, these additional agreements were outstanding. The Company could have physically settled the remaining amount by delivering 5,139,501 shares in exchange for cash of $218 million. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

PGE anticipates entering into a new at-the-market offering program in the third quarter of 2024. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

For additional information on the at-the-market offering programs, see Note 7, Shareholders’ Equity, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 44.0% and 44.6% as of June 30, 2024 and December 31, 2023 respectively.

Credit Ratings and Debt Covenants

PGE’s secured and unsecured debt is rated investment grade by Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P), with current credit ratings and outlook as follows:

	Moody’s	S&P
Issuer credit rating	A3	BBB+
Senior secured debt	A1	A
Commercial paper	P-2	A-2
Outlook	Negative	Stable

In June 2024, Moody’s revised the Company’s outlook from Stable to Negative. These outlook changes are not expected to have a material impact on the Company’s liquidity or collateral obligations.

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

As of June 30, 2024, PGE had posted $75 million of collateral with these counterparties, consisting of $55 million in cash and $20 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of June 30, 2024, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $59 million, and decreases to $26 million by December 31, 2024 and to $8 million by December 31, 2025. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $178 million and decreases to $101 million by December 31, 2024 and to $55 million by December 31, 2025.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on June 30, 2024, under the most restrictive issuance test in the Indenture, the Company could have issued up to $385 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s revolving credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of June 30, 2024, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 56.7%.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in PGE’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement,” as the term is defined in Item 408(c) of Regulation S-K.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).
3.2	Twelfth Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed October 27, 2023).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Quarterly Report on Form 10-Q filed July 26, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	July 25, 2024	By:	/s/ Joseph R. Trpik
Joseph R. Trpik
Senior Vice President, Finance and Chief Financial Officer
(duly authorized officer and principal financial officer)