Form 10-Q
period 2024-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2024-10-25
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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

Number of shares of common stock outstanding as of October 18, 2024 is 105,455,590 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

DEFINITIONS

The following abbreviations and acronyms are used throughout this document:

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction
AUT	Annual Power Cost Update Tariff
Clearwater	Clearwater Wind Development
Colstrip	Colstrip Units 3 and 4 coal-fired generating plant
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
GAAP	Accounting principles generally accepted in the United States of America
GRC	General Rate Case
IRP	Integrated Resource Plan
Moody’s	Moody’s Investors Service
MW	Megawatts
MWh	Megawatt hour
NVPC	Net Variable Power Costs
OPUC	Public Utility Commission of Oregon
PCAM	Power Cost Adjustment Mechanism
PTC	Production tax credit
RAC	Renewable Adjustment Clause
RFP	Request for Proposals
RPS	Renewable Portfolio Standard
S&P	S&P Global Ratings
SEC	United States Securities and Exchange Commission

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Revenues, net	$942	$801	$2,643	$2,192
Alternative revenue programs, net of amortization	(13)	1	(27)	6
Total revenues	929	802	2,616	2,198
Operating expenses:
Purchased power and fuel	380	386	1,060	910
Generation, transmission and distribution	131	85	337	279
Administrative and other	102	89	294	262
Depreciation and amortization	126	116	369	340
Taxes other than income taxes	44	41	132	124
Total operating expenses	783	717	2,192	1,915
Income from operations	146	85	424	283
Interest expense, net	53	42	156	127
Other income:
Allowance for equity funds used during construction	6	5	17	12
Miscellaneous income, net	6	5	21	22
Other income, net	12	10	38	34
Income before income tax expense	105	53	306	190
Income tax expense	11	6	31	30
Net income	94	47	275	160
Other comprehensive income	(1)	—	—	1
Net income and Comprehensive income	$93	$47	$275	$161

Weighted-average common shares outstanding (in thousands):
Basic	103,845	100,849	102,730	96,625
Diluted	104,338	101,103	102,958	96,830

Earnings per share:
Basic	$0.91	$0.47	$2.68	$1.65
Diluted	$0.90	$0.46	$2.67	$1.65

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$35	$5
Accounts receivable, net	459	414
Inventories	115	113
Regulatory assets—current	185	221
Other current assets	156	182
Total current assets	950	935
Electric utility plant, net	10,075	9,546
Regulatory assets—noncurrent	619	492
Nuclear decommissioning trust	35	31
Non-qualified benefit plan trust	36	35
Other noncurrent assets	166	169
Total assets	$11,881	$11,208

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	September 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$351	$347
Liabilities from price risk management activities—current	114	164
Short-term debt	—	146
Current portion of long-term debt	80	80
Current portion of finance lease obligation	26	20
Accrued expenses and other current liabilities	401	355
Total current liabilities	972	1,112
Long-term debt, net of current portion	4,354	3,905
Regulatory liabilities—noncurrent	1,413	1,398
Deferred income taxes	552	488
Unfunded status of pension and postretirement plans	161	172
Liabilities from price risk management activities—noncurrent	74	75
Asset retirement obligations	273	272
Non-qualified benefit plan liabilities	76	79
Finance lease obligations, net of current portion	279	289
Other noncurrent liabilities	97	99
Total liabilities	8,251	7,889
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, no par value, 160,000,000 shares authorized; 105,455,590 and 101,159,609 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,938	1,750
Accumulated other comprehensive loss	(5)	(5)
Retained earnings	1,697	1,574
Total shareholders’ equity	3,630	3,319
Total liabilities and shareholders’ equity	$11,881	$11,208

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$275	$160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	369	340
Deferred income taxes	18	(3)
Pension and other postretirement benefits	4	4
Allowance for equity funds used during construction	(17)	(12)
Alternative revenue programs	27	(6)
Regulatory assets	(130)	10
Regulatory liabilities	(16)	17
Tax credit sales	31	—
Other non-cash income and expenses, net	59	46
Changes in working capital:
Accounts receivable, net	(64)	23
Inventories	(2)	(14)
Margin deposits	1	87
Accounts payable and accrued liabilities	67	(181)
Margin deposits from wholesale counterparties	2	(133)
Other working capital items, net	28	20
Other, net	(44)	(27)
Net cash provided by operating activities	608	331

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from investing activities:
Capital expenditures	$(876)	$(931)
Sales of Nuclear decommissioning trust securities	—	1
Purchases of Nuclear decommissioning trust securities	(4)	(1)
Proceeds from sale of properties	—	2
Other, net	(20)	(3)
Net cash used in investing activities	(900)	(932)

Cash flows from financing activities:
Proceeds from issuance of common stock	178	485
Proceeds from issuance of long-term debt	450	400
Payments on long-term debt	—	(260)
Issuance (maturities) of commercial paper, net	(146)	—
Dividends paid	(148)	(131)
Other	(12)	(11)
Net cash provided by financing activities	322	483
Change in cash and cash equivalents	30	(118)
Cash and cash equivalents, beginning of period	5	165
Cash and cash equivalents, end of period	$35	$47

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$121	$91
Cash paid (received) for income taxes, net	(14)	25

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon (State). The Company also participates in the wholesale market by purchasing and selling electricity, natural gas, and environmental credits in an effort to meet the needs of, and obtain reasonably-priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts. In addition, PGE performs portfolio management and wholesale market services for third parties in the region. The Company continues to develop products and service offerings for the benefit of retail and wholesale customers. PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company owns unregulated, non-utility real estate comprised primarily of PGE’s corporate headquarters. The Company’s corporate headquarters is located in Portland, Oregon and its approximately 4,000 square mile, State-approved service area, entirely within the State, encompasses 51 incorporated cities. As of September 30, 2024, PGE served 946,000 retail customers within a service area of 1.9 million residents.

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

The financial information included herein as of and for the three and nine months ended September 30, 2024 and 2023 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of a normal recurring nature, unless otherwise noted. The financial information as of December 31, 2023 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 20, 2024, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three and nine months ended September 30, 2024 and 2023.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Miscellaneous Income, Net

Miscellaneous income, net includes $3 million in interest income from regulatory assets and $1 million in realized and unrealized gains on the non-qualified benefit plan (NQBP) trust assets for both of the three months ended September 30, 2024 and 2023. The remaining activity is comprised of $2 million and $1 million in other miscellaneous income in 2024 and 2023, respectively.

For the nine months ended September 30, 2024 and 2023, respectively, Miscellaneous income, net includes $12 million and $15 million in interest income from regulatory assets and $2 million in realized and unrealized gains on the NQBP trust assets in both periods. The remaining activity is comprised of $7 million and $5 million in other miscellaneous income in 2024 and 2023, respectively.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 amends Topic 280 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. For calendar year-end entities, the update will be effective for annual periods beginning on January 1, 2024, and interim periods within fiscal years beginning on January 1, 2025. Early adoption is permitted. PGE does not expect the adoption to have a material impact on the consolidated financial statements and has not early adopted the standard.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Retail:
Residential	$356	$301	$1,078	$942
Commercial	244	213	690	606
Industrial	115	89	321	258
Direct access customers	7	7	22	20
Subtotal	722	610	2,111	1,826
Alternative revenue programs, net of amortization	(13)	1	(27)	6
Other accrued revenues, net	5	1	10	(2)
Total retail revenues	714	612	2,094	1,830
Wholesale revenues*	192	173	467	323
Other operating revenues	23	17	55	45
Total revenues	$929	$802	$2,616	$2,198

* Wholesale revenues include $108 million and $96 million related to electricity commodity contract derivative settlements for the three months ended September 30, 2024 and 2023, respectively, and $228 million and $152 million for the nine months ended September 30, 2024 and 2023, respectively. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

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
Pursuant to regulation by the OPUC, PGE is mandated to maintain several tariff schedules to collect funds from customers for programs that benefit the general public, such as conservation, low-income housing, energy efficiency, renewable energy programs, and privilege taxes. For such programs, PGE generally collects the funds and remits the amounts to third party agencies that administer the programs. In these arrangements, PGE is considered to be an agent, as PGE’s performance obligation is to facilitate a transaction between customers and the administrators of these programs. Therefore, such amounts are presented on a net basis and do not appear in Revenues, net within the condensed consolidated statements of income and comprehensive income.

Alternative Revenues programs—Revenues related to PGE’s decoupling mechanism and Renewable Adjustment Clause (RAC) are considered earned under alternative revenue programs, as these amounts represent contracts with the regulator and not with customers. Such revenues are presented separately from revenues from contracts with customers and classified as Alternative revenue programs, net of amortization on the condensed consolidated statements of income and comprehensive income. The activity within this line item is comprised of current period deferral adjustments, which can either be a collection from or a refund to customers, and is net of any related amortization. When amounts related to alternative revenue programs are ultimately included in prices and customer bills, the amounts are included within Revenues, net, with an equal and offsetting amount of amortization recorded on the Alternative revenue programs, net of amortization line item. Under the RAC, in 2024, the Company has deferred amounts related to the Clearwater Wind Development (Clearwater). For further information, see “Clearwater RAC” in the Regulatory Assets and Liabilities section of Note 3, Balance Sheet Components.

Wholesale Revenues

PGE participates in the wholesale electricity marketplace in order to balance its supply of power to meet the needs of, and secure reasonably-priced power for, its retail customers, manage risk, and administer its current long-term wholesale contracts. In addition, the Company performs portfolio management and wholesale market services for third parties in the region and sells environmental credits in the wholesale marketplace. Interconnected transmission systems in the western United States serve utilities with diverse load requirements and allow PGE to purchase and sell electricity within the region depending upon: i) the relative price and availability of power; ii) hydro, solar and wind conditions; and iii) daily and seasonal retail demand.
PGE’s Wholesale revenues consist primarily of short-term electricity sales to utilities and power marketers that consist of single performance obligations that are satisfied as energy is transferred to the counterparty. The Company nets certain purchase and sale transactions in which it would simultaneously receive and deliver physical power with the same counterparty; in such cases, only the net amount of those purchases or sales required to meet retail and wholesale obligations will be physically settled and recorded in Wholesale revenues.

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

NOTE 3: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net includes $136 million and $138 million of unbilled revenues as of September 30, 2024 and December 31, 2023, respectively. Accounts receivable, net includes an allowance for uncollectible accounts of $11 million as of September 30, 2024 and $9 million as of December 31, 2023. The following summarizes activity during 2024 in the allowance for credit losses (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
Balance as of beginning of period	$11	$9
Increase in provision	3	8
Amounts written off	(5)	(11)
Recoveries	2	5
Balance as of end of period	$11	$11

Inventories

PGE’s inventories, which are recorded at average cost, consist primarily of materials and supplies for use in operations, maintenance, and capital activities, as well as fuel, which includes natural gas, coal, and oil, for use in the Company’s generating plants. Periodically, PGE assesses whether inventories are recorded at the lower of average cost or net realizable value.

Other Current Assets

Other current assets consist of the following (in millions):

	September 30, 2024	December 31, 2023
Prepaid expenses	$45	$68
Assets from price risk management activities	20	22
Margin deposits	91	92
Other current assets	$156	$182

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	September 30, 2024	December 31, 2023
Electric utility plant in-service	$14,253	$13,329
Construction work-in-progress	803	974
Total cost	15,056	14,303
Less: accumulated depreciation and amortization	(4,981)	(4,757)
Electric utility plant, net	$10,075	$9,546

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $594 million and $558 million as of September 30, 2024 and December 31, 2023, respectively. Amortization expense related to intangible assets was $19 million and $16 million for the three months ended September 30, 2024 and 2023, respectively, and $55 million and $45 million for the nine months ended September 30, 2024 and 2023, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.
Battery storage agreement—On April 26, 2023, PGE entered into a battery storage capacity agreement that will be accounted for as a lease upon commencement. The lease is expected to commence in December 2024 and has a term of 20 years. The total fixed contract consideration is expected to be $737 million over the lease term.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	September 30, 2024			December 31, 2023
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$94		$73	$143		$63
Pension and other postretirement plans	—		104	—		104
Trojan decommissioning activities	—		142	—		139
February 2021 ice storm and damage	13		48	12		55
January 2024 storm and damage	—		28	—		—
Reliability contingency events	—		89	—		—
2020 Labor Day wildfire	5		20	5		23
Wildfire mitigation	41		—	19		10
Other	32		115	42		98
Total regulatory assets	$185		$619	$221		$492
Regulatory liabilities:
Asset retirement removal costs	$—		$1,193	$—		$1,173
Deferred income taxes	—		164	—		177
Clearwater RAC	—		26	—		—
Other	55		30	48		48
Total regulatory liabilities	$55	*	$1,413	$48	*	$1,398
* Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
January 2024 storm and damage—Beginning January 13, 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allows PGE to seek recovery of incremental storm expenses through the OPUC pre-authorized emergency deferral mechanism, subject to the application of an earnings test. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC, under Docket UM 2190, related to the emergency restoration costs for the January storm, and through September 30, 2024 the Company had deferred $45 million, including interest, under the deferral. PGE currently forecasts its preliminary regulated return on equity for the full year 2024 will be in excess of the OPUC’s authorized rate of return that is expected to be used as an earnings test for this deferral. As a result of the earnings test, the Company has decreased the deferral and taken a corresponding charge to earnings for $17 million and, as of September 30, 2024, PGE’s net deferred balance related to the January 2024 storm is $28 million, including interest. PGE will reassess the earnings test, and the related impact to deferred amounts under this mechanism, based on actual return on equity for the year ending December 31, 2024. Actual results experienced by the Company could differ materially from current forecasts and estimates and could increase or decrease the final deferred balance after application of the earnings test. PGE believes the remaining amounts deferred as of September 30, 2024 are probable of recovery under the emergency deferral mechanism. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence, including application of the earnings test, could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Reliability contingency events—As approved by the OPUC in PGE’s 2024 GRC, the Reliability Contingency Event (RCE) mechanism allows PGE to defer and recover 80% of prudent costs for RCEs above amounts forecasted in the Company’s Annual Power Cost Update Tariff, without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing power cost adjustment mechanism (PCAM). As of September 30, 2024, PGE’s deferred balance related to RCEs was $89 million, which includes costs from multiple qualified RCEs during the year. PGE files the results of the PCAM annually with the OPUC no later than July 1, initiating a regulatory review process that typically results in a final determination and order from the OPUC by the end of the year of filing, with any resulting refund or collection impacting customer prices effective January 1 of the following year. RCE costs incurred in 2024 will be included in the PCAM for 2024, which the Company expects to file no later than July 1, 2025. PGE believes the deferred amounts as of September 30, 2024 are probable of recovery. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Wildfire Mitigation represents incremental costs and investments made by PGE related to efforts on its system to mitigate the risk of wildfire and improve resiliency to wildfire damage under Oregon Senate Bill 762, enacted in 2021. These efforts include enhanced tree and brush clearing, hardening and undergrounding equipment, and making emergency plans in close partnership with various land and emergency management agencies to further expand the use of a public safety power shutoff, when the risk warrants. In December 2023, PGE submitted its 2024 risk-based Wildfire Mitigation Plan, which was approved by the OPUC during the public meeting on July 9, 2024.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
As of September 30, 2024 and December 31, 2023, PGE’s deferred balance related to incremental wildfire mitigation operating expenses was $41 million and $29 million, respectively. The 2024 balance is comprised of:
•Pre-AAC—Prior to establishing the collections noted below, PGE had deferred incremental costs related to wildfire mitigation and as of September 30, 2024 this balance is $10 million. On July 1, 2022, PGE filed an application for reauthorization of OPUC Docket UM 2019 to defer incremental wildfire mitigation costs that exceed the amount granted in base rates. On May 10, 2023, in Order No. 23-173, the OPUC approved an automatic adjustment clause mechanism to recover wildfire mitigation costs (capital and expense). PGE and certain parties agreed to a stipulation, which was adopted by the OPUC on October 18, 2023, that allowed PGE to begin amortizing $27 million comprised of $23 million related to the September 30, 2023 deferred operating expense balance of $31 million and $4 million for capital related revenue requirement.
•2023 Base rates—The outcome of PGE’s 2022 GRC provided an annual amount of $24 million to be collected in base rates for recovery of operating expenses related to wildfire mitigation efforts beginning May 9, 2022, through December 31, 2023. As of September 30, 2024, there was $1 million in the balancing account.
•2024 AAC—Beginning January 1, 2024, and in conjunction with the Company’s 2024 GRC proceeding, PGE removed the $24 million of wildfire mitigation operations and maintenance (O&M) expense recovery from base rates, with the intent of recovering the current year forecasted O&M expense within the automatic adjustment clause in a separate tariff. On February 16, 2024, PGE submitted an advice filing to the OPUC to update the tariff to reflect prospective wildfire mitigation costs for 2024, which included $45 million of O&M expense and $4 million for the revenue requirement of capital placed in service. On July 23, 2024, the OPUC reached a decision that allowed PGE to begin collecting $24 million of O&M expense and $4 million for the revenue requirement of capital placed in service. Collection will occur over a nine-month period, which began August 1, 2024. Although the approved amount of collections in 2024 is expected to be less than forecasted costs, PGE does not believe it is precluded from deferring such costs and believes they are prudently incurred and probable of recovery. Any differences between actual expense and customer collections will be recorded as regulatory assets or liabilities within the automatic adjustment clause balancing account, which will be subject to a prudence review, but will not be subject to an earnings test. As of September 30, 2024, there was $30 million deferred as a regulatory asset in the balancing account.

The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Clearwater RAC—The RAC allows PGE to recover prudently incurred costs of renewable resources through filings made each year, outside of a GRC. Under the RAC, during 2023, the Company submitted a filing for Clearwater, which estimated the annual revenue requirement, net of net variable power costs (NVPC) benefits to be a refund to customers of approximately $30 million that would be included in customers prices June 1, 2024. Pursuant to the filing, PGE would defer the revenue requirement, net of NVPC benefits, from the in-service date of January 2024 until Clearwater was reflected in customer prices. On April 4, 2024, the OPUC rejected PGE and parties’ Stipulation regarding Clearwater and requested that PGE submit reply testimony responding to the arguments raised by the OPUC Staff by April 25, 2024. The OPUC issued an order on September 13, 2024 that further suspended the tariff effective date until March 1, 2025. As of September 30, 2024, the Company recorded a net $26 million regulatory liability, which represents the deferred revenue requirement that PGE believes is probable of recovery, net of NVPC that is probable of refund to customers under the RAC. The OPUC has significant discretion on overall prudence and in making the final determination of recovery or refund. Any cost disallowance or increased refunds would be recognized as a charge to earnings.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2024	December 31, 2023
Accrued employee compensation and benefits	$75	$74
Accrued taxes payable	56	30
Accrued interest payable	54	40
Accrued dividends payable	54	51
Regulatory liabilities—current	55	48
Other	107	112
Total accrued expenses and other current liabilities	$401	$355

Credit Facilities

On September 10, 2024, PGE entered into an amendment of its existing revolving credit facility. As of September 30, 2024, PGE had a $750 million revolving credit facility scheduled to expire in September 2029. The Company has the ability to expand the revolving credit facility to $850 million, if needed, subject to the requirements of the agreement. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of September 30, 2024, PGE was in compliance with this covenant with a 55.7% debt-to-total capital ratio and had no outstanding balance on the revolving credit facility. As a result of the policy to backup commercial paper borrowings, the aggregate unused available credit capacity under the credit facility was $750 million. In addition, the credit facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. The Company believes these potential adjustments will not have a material impact on PGE’s results of operations.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility in order to allow for coverage of any potential need to repay commercial paper that may be outstanding at the time. As of September 30, 2024, PGE had no commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has four letter of credit facilities that provide a total capacity of $320 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $82 million were outstanding as of September 30, 2024. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

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

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$3	$3	$8	$9
Interest cost*	8	9	25	27
Expected return on plan assets*	(10)	(11)	(30)	(33)
Net periodic benefit cost	$1	$1	$3	$3

* The net expense portion of non-service cost components are included in Miscellaneous income, net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE estimated the fair value of financial asset and liability instruments as of September 30, 2024 and December 31, 2023, and classified these financial instruments based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The Company’s financial assets and liabilities whose values were recognized at fair value in the Company’s condensed consolidated balance sheets are as follows by level within the fair value hierarchy (in millions):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$—	$—	$—	$—	$—
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	11	9	—	—	20
Corporate credit	—	8	—	—	8
Money market funds	—	—	—	7	7
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	2	—	—	—	2
Money market funds	1	—	—	—	1
Paid Leave Oregon Trust
Money market funds	—	—	—	4	4
Price risk management activities: (1) (4)
Electricity	—	11	—	—	11
Natural gas	—	10	—	—	10
	$14	$38	$—	$11	$63
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$15	$30	$—	$45
Natural gas	—	111	32	—	143
	$—	$126	$62	$—	$188

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
(4)For further information, see Note 5, Risk Management.

Cash equivalents are highly liquid investments with maturities of three months or less at the date of acquisition and primarily consist of money market funds. Such funds seek to maintain a stable NAV and are comprised of short-term, government funds. Policies of such funds require that the weighted average maturity of securities holdings of such funds not exceed 90 days and provide investors with the ability to redeem shares of the funds daily at their respective NAV. Cash equivalents are classified as Level 1 in the fair value hierarchy due to the availability of quoted prices for identical assets in an active market as of the measurement date. Principal markets for money market fund prices include published exchanges such as the National Association of Securities Dealers Automated Quotations (Nasdaq) and the New York Stock Exchange (NYSE).

Assets held in the Nuclear decommissioning trust (NDT), NQBP trust, and Paid Leave Oregon trust are recorded at fair value in PGE’s condensed consolidated balance sheets and invested in securities that are exposed to interest rate, credit, and market volatility risks. These assets are classified within Level 1, 2, or 3 based on the following factors:

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

Money market funds—PGE invests in money market funds that seek to maintain a stable NAV. These funds invest in high-quality, short-term, diversified money market instruments, short-term treasury bills, federal agency securities, certificates of deposits, and commercial paper. The Company believes the redemption value of these funds is likely to be the fair value, which is represented by the NAV. Redemption is permitted daily without written notice.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of September 30, 2024
Electricity physical forwards	$—	$23	Discounted cash flow	Electricity forward price (per megawatt hour (MWh))	$23.00	$114.15	$69.61
Natural gas financial swaps	—	32	Discounted cash flow	Natural gas forward price (per Decatherm)	1.88	3.51	2.42
Electricity financial futures	—	7	Discounted cash flow	Electricity forward price (per MWh)	48.00	120.00	80.28
	$—	$62
As of December 31, 2023
Electricity physical forwards	$14	$43	Discounted cash flow	Electricity forward price (per MWh)	$37.53	$153.33	$84.58
Natural gas financial swaps	—	16	Discounted cash flow	Natural gas forward price (per Decatherm)	2.25	8.89	3.37
Electricity financial futures	—	—	Discounted cash flow	Electricity forward price (per MWh)	65.30	107.31	91.33
	$14	$59

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance as of the beginning of the period	$45	$138	$45	$32
Net realized and unrealized losses/(gains)*	15	(21)	15	78
Transfers from Level 3 to Level 2	2	—	2	7
Balance as of the end of the period	$62	$117	$62	$117
* Both realized and unrealized losses/(gains), of which the unrealized portions are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Revenues, net or Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income. Includes no net realized gains or losses for the three months ended September 30, 2024 and $5 million net realized losses for the three months ended September 30, 2023. For the nine-month periods ended September 30, 2024 and 2023, includes $1 million in net realized gains and $8 million in net realized losses, respectively.

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

As of September 30, 2024, the carrying amount of PGE’s long-term debt was $4,434 million, net of $15 million of unamortized debt expense, and its estimated aggregate fair value was $3,617 million. As of December 31, 2023, the carrying amount of PGE’s long-term debt was $3,985 million, net of $14 million of unamortized debt expense, and its estimated aggregate fair value was $3,705 million.

NOTE 5: RISK MANAGEMENT

PGE participates in the wholesale marketplace to balance its supply of power, which consists of its own generation combined with wholesale market transactions, to meet the needs of its retail customers, manage risk, and administer the Company’s long-term wholesale contracts. Wholesale market transactions include purchases and sales of both power and fuel resulting from economic dispatch decisions with respect to Company-owned generation resources. The Company also performs portfolio management and wholesale market services for third parties in the region and purchases and sells environmental credits in the wholesale marketplace. As a result of this ongoing business activity, PGE is exposed to commodity price risk and foreign currency exchange rate risk, from which changes in prices and/or rates may affect the Company’s financial position, results of operations, or cash flows.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	September 30, 2024	December 31, 2023
Current assets:
Commodity contracts:
Electricity	$11	$13
Natural gas	9	9
Total current derivative assets (1)	20	22
Noncurrent assets:
Commodity contracts:
Electricity	—	9
Natural gas	1	2
Total noncurrent derivative assets (1)	1	11
Total derivative assets (2)	$21	$33
Current liabilities:
Commodity contracts:
Electricity	$26	$51
Natural gas	88	113
Total current derivative liabilities	114	164
Noncurrent liabilities:
Commodity contracts:
Electricity	19	22
Natural gas	55	53
Total noncurrent derivative liabilities	74	75
Total derivative liabilities (2)	$188	$239
(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.
(2) As of September 30, 2024 and December 31, 2023, no derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	September 30, 2024		December 31, 2023
Commodity contracts:
Electricity	3	MWhs	3	MWhs
Natural gas	197	Decatherms	213	Decatherms
Foreign currency	$18	Canadian	$20	Canadian
PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of September 30, 2024, gross amounts included as Price risk management liabilities

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
subject to master netting agreements were $32 million, comprised of $31 million for natural gas and $1 million for electricity, for which PGE has posted $10 million collateral. As of December 31, 2023, gross amounts included as Price risk management liabilities subject to master netting agreements were $28 million, for which PGE had posted $1 million collateral. Of the gross amounts recognized as of December 31, 2023, $25 million was for natural gas and $3 million was for electricity.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Revenues, net or Purchased power and fuel, as applicable, in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commodity contracts:
Electricity	$(19)	$(85)	$(49)	$(32)
Natural Gas	50	(33)	70	164

Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended September 30, 2024 and 2023, net losses of $37 million and net gains of $74 million, respectively, have been offset. Net gains of $17 million and net losses of $289 million have been offset for the nine-month periods ended September 30, 2024 and 2023, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss/(gain) recorded as of September 30, 2024 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total
Commodity contracts:
Electricity	$7	$17	$3	$1	$—	$6	$34
Natural gas	17	75	38	3	—	—	133
Net unrealized loss/(gain)	$24	$92	$41	$4	$—	$6	$167

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2024 was $167 million, for which PGE has posted $76 million in collateral, consisting of $15 million of letters of credit and $61 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered at September 30, 2024, the cash requirement to either post as collateral or settle the instruments immediately would have been $114 million. As of September 30, 2024, PGE had $21 million cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
As of September 30, 2024, PGE held from counterparties $22 million in collateral, consisting of $15 million of letters of credit and $7 million of cash. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

NOTE 6: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of: i) employee stock purchase plan shares; ii) contingently issuable time-based and performance-based restricted stock units, along with associated dividend equivalent rights; and iii) shares issuable pursuant to the at the market offering program. See Note 7, Shareholders’ Equity, for additional information on the at-the-market offering program and the resulting impact on earnings per share. Unvested performance-based restricted stock units and associated dividend equivalent rights are included in dilutive potential common shares only after the performance criteria have been met. Anti-dilutive stock awards are excluded from the calculation of diluted earnings per common share.

For the three and nine months ended September 30, 2024, unvested performance-based restricted stock units and related dividend equivalent rights of 515 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 427 thousand shares excluded for the three and nine months ended September 30, 2023.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted-average common shares outstanding—basic	103,845	100,849	102,730	96,625
Dilutive effect of potential common shares	493	254	228	205
Weighted-average common shares outstanding—diluted	104,338	101,103	102,958	96,830

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three and nine-month periods ended September 30, 2024 and 2023 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2023	101,159,609	$1,750	$(5)	$1,574	$3,319
Issuances of shares pursuant to equity-based plans	148,926	—	—	—	—
Issuances of shares pursuant to equity agreements	1,714,972	78	—	—	78
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.4750 per share)	—	—	—	(48)	(48)
Net income	—	—	—	109	109
Balances as of March 31, 2024	103,023,507	$1,828	$(4)	$1,635	$3,459
Issuances of shares pursuant to equity-based plans	43,176	1	—	—	1
Stock-based compensation	—	4	—	—	4
Dividends declared ($0.5000 per share)	—	—	—	(52)	(52)
Net income	—	—	—	72	72
Balances as of June 30, 2024	103,066,683	$1,833	$(4)	$1,655	$3,484
Issuances of shares pursuant to equity-based plans	37,837	—	—	—	—
Issuances of shares pursuant to equity-based plans	2,351,070	100	—	—	100
Stock-based compensation	—	5	—	—	5
Other comprehensive income	—	—	(1)	—	(1)
Dividends declared ($0.5000 per share)	—	—	—	(52)	(52)
Net income	—	—	—	94	94
Balances as of September 30, 2024	105,455,590	$1,938	$(5)	$1,697	$3,630

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2022	89,283,353	$1,249	$(4)	$1,534	$2,779
Issuances of shares pursuant to equity-based plans	159,603	—	—	—	—
Issuances of shares pursuant to equity agreements	7,178,016	300	—	—	300
Stock-based compensation	—	(1)	—	—	(1)
Dividends declared ($0.4525 per share)	—	—	—	(40)	(40)
Net income	—	—	—	74	74
Balances as of March 31, 2023	96,620,972	$1,548	$(4)	$1,568	$3,112
Issuances of shares pursuant to equity-based plans	30,245	1	—	—	1
Issuances of shares pursuant to equity agreements	2,212,610	92			92
Stock-based compensation	—	6	—	—	6
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.4750 per share)	—	—	—	(51)	(51)
Net income	—	—	—	39	39
Balances as of June 30, 2023	98,863,827	$1,647	$(3)	$1,556	$3,200
Issuances of shares pursuant to equity-based plans	35,702	—	—	—	—
Issuances of shares pursuant to equity agreements	2,224,374	93	—	—	93
Stock-based compensation	—	4	—	—	4
Dividends declared ($0.4750 per share)	—	—	—	(49)	(49)
Net income	—	—	—	47	47
Balances as of September 30, 2023	101,123,903	$1,744	$(3)	$1,554	$3,295

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

At-the-Market Offering Program—On April 28, 2023, PGE entered into an equity distribution agreement under which it could sell up to $300 million of its common stock through at-the-market offering programs. In 2023, pursuant to the terms of the equity distribution agreement, PGE entered into separate forward sale agreements with forward counterparties. In March 2024, the Company issued 1,714,972 shares pursuant to the forward sale agreements and received net proceeds of $78 million. In 2024, PGE entered into additional forward sale agreements with forward counterparties, exhausting the $300 million facility. In the third quarter of 2024, the Company issued 2,351,070 shares pursuant to the additional forward sale agreements and received net proceeds of $100 million. The Company could have physically settled the remaining amount by delivering 2,788,431 shares in exchange for cash of $118 million as of September 30, 2024. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

Prior to settlement, the potentially issuable shares pursuant to the agreements will be reflected in PGE’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PGE’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the agreements less the number of shares that could be purchased by PGE in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of PGE’s stock during the reporting period is higher than the average forward sale price during the reporting period. As of the three and nine months ended September 30, 2024, an incremental 243,885 and 30,877 shares, respectively, were included in the calculation of diluted EPS related to the securities under the agreements. For additional information concerning the Company’s diluted earnings per share, see Note 6, Earnings Per Share.

On July 26, 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through at-the-market offering programs. As of September 30, 2024, the Company had not yet transacted under this program. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
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

In the third quarter of 2024, PGE entered into a settlement agreement with the SEC in connection with its investigation. In connection with that settlement, on September 4, 2024, the SEC entered an administrative cease-and-desist order for violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended, and Rule 13a-15(a) thereunder. These violations relate to the sufficiency of the Company’s internal accounting controls, books and records and disclosure controls and procedures regarding the accounting for derivatives and regulatory transactions. The settlement did not include any monetary penalties.

The SEC’s administrative order recognized numerous remedial measures promptly undertaken by PGE and its cooperation during the investigation. Such remedial measures, which were adopted by the Company in 2020 based on the recommendations of an independent committee of PGE’s Board of Directors, included enhancements to the oversight of energy trading and associated risk management reporting, policies and practices.

Management cannot predict whether there will be any further developments related to the CFTC or FERC investigations.

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

Arbitration—In March 2021, co-owner NorthWestern Corporation (NorthWestern) initiated arbitration against all other co-owners of Colstrip to determine whether co-owners representing 55% or more of the ownership shares can vote to close one or both units of Colstrip, or, alternatively, whether unanimous consent is required. The O&O Agreement among the parties states that any dispute shall be submitted for resolution to a single arbitrator with appropriate expertise. The parties have agreed to stay the arbitration proceedings indefinitely as settlement discussions are underway. PGE cannot predict the ultimate outcome of this matter.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
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

NOTE 9: GUARANTEES

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of September 30, 2024, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes tax credits, regulatory flow-through adjustments, and other items, applied to the Company’s year-to-date, pre-tax income. The significant differences between the Federal statutory tax rate and PGE’s effective tax rate are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Federal tax credits*	(16.5)	(14.2)	(16.9)	(11.1)
State and local taxes, net of federal tax benefit	7.3	5.8	8.5	7.9
Flow-through depreciation and cost basis differences	(0.6)	(0.7)	(0.6)	0.1
Reversal of excess deferred income tax	(1.9)	(4.4)	(2.4)	(3.9)
Other	1.2	3.8	0.6	1.8
Effective tax rate	10.5%	11.3%	10.2%	15.8%

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

Carryforwards

Federal tax credit carryforwards as of September 30, 2024 and December 31, 2023 were $87 million and $73 million, respectively. These credits primarily consist of PTCs, which will expire at various dates through 2044. PGE included anticipated proceeds from the sale of tax credits in determining the need for a valuation allowance. PGE believes that it is more likely than not that its deferred income tax assets as of September 30, 2024 will be realized, however a valuation allowance has been recorded for the expected discount on the sale of tax credits. The valuation allowance as of September 30, 2024 was $1 million and was deferred as a regulatory asset. As of December 31, 2023, no material valuation allowance was recorded. As of September 30, 2024, and December 31, 2023, PGE had no material unrecognized tax benefits.

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
•changing customer expectations and choices that may reduce customer demand for PGE’s services may impact the Company’s ability to make and recover its investments through prices and earn its authorized return on equity, including the impact of growing distributed and renewable generation resources, changing customer demand for enhanced electric services, and an increasing risk that customers procure electricity from Electricity Service Suppliers (ESSs) or the adoption of community choice aggregation;
•the timing or outcome of legal and regulatory proceedings and issues including, but not limited to, the matters described in Regulatory Matters of the “Overview” in this Item 2, along with “Regulatory Assets and Liabilities” in Note 3, Balance Sheet Components and Note 8, Contingencies in the Notes to the Condensed Consolidated Financial Statements in Item 1.—“Financial Statements” of this Quarterly Report on Form 10-Q;
•natural or human-caused disasters and other risks, including, but not limited to, earthquake, flood, ice, drought, extreme heat, lightning, wind, fire, accidents, equipment failure, acts of terrorism, computer system outages, and other events that disrupt PGE operations, damage PGE facilities and systems, cause the release of harmful materials, cause fires, and subject the Company to liability;
•cybersecurity attacks, data security breaches, physical attacks and security breaches, or other malicious acts against the Company or against Company vendors that cause damage to the Company’s facilities or information technology systems, inhibit the capability of equipment or systems to function as designed or expected, or result in the release of confidential customer, vendor, employee, or Company information;
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
•PGE’s ability to effectively implement a public safety power shutoff (PSPS) and de-energize its system in the event of heightened wildfire risk or implement effective system hardening programs, the inability of which could lead to potential liability if energized systems are involved in wildfires that cause harm, as well as the risk that damages from wildfires may not be recoverable through prices or insurance, resulting in impact to the financial condition, results of operations, or reputation of the Company;
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
•volatility in wholesale power and natural gas prices, including but not limited to volatility caused by macroeconomic and international issues, that could require PGE to post additional collateral or issue additional letters of credit pursuant to power and natural gas purchase agreements and other price risk management instruments;
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
•employee workforce factors, including potential strikes, work stoppages, transitions in senior management, the ability to recruit and retain key employees and other talent, and turnover due to macroeconomic trends such as voluntary resignation of large numbers of employees;
•new federal, state, and local laws that could have adverse effects on operating results;
•failure to achieve the Company’s greenhouse gas (GHG) emission goals or being perceived to have either failed to act responsibly with respect to the environment or effectively respond to legislative requirements concerning GHG emission reductions, any of which could lead to adverse publicity and have adverse effects on the Company's operations and/or damage the Company's reputation;
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

PGE is a vertically-integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity. The Company participates in wholesale markets by purchasing and selling electricity, natural gas, and environmental credits in an effort to meet the needs of, and obtain reasonably-priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts. In addition, PGE continues to develop products and service offerings for the benefit of retail and wholesale customers. The Company generates revenues and cash flows primarily from the sale and distribution of electricity to retail customers in its service territory in the State of Oregon (State).

Company Strategy

The Company exists to power the advancement of society. PGE energizes lives, strengthens communities, and fosters energy solutions that promote social, economic, and environmental progress. The Company is committed to being a clean energy leader and delivering steady growth and returns to shareholders. PGE is focused on working with customers, communities, policy makers, and other stakeholders to deliver affordable, safe, reliable electricity service to all, while increasing opportunities to deliver clean and renewable energy, reducing GHG emissions, and responding to evolving customer expectations. At the same time, the Company is building an increasingly smart, integrated, and interconnected grid that spans from residential customers to other utilities within the region. PGE is transforming all aspects of its business to empower its workforce to be even more results oriented to serve customers well. To create a clean energy future, PGE is focused on the following strategic imperatives:
•Decarbonize Power—Reduce GHG emissions associated with electricity served to retail customers by at least 80% by 2030 and 100% by 2040;
•Electrify the Economy—Increase beneficial electricity use to capture the benefits of new technologies while building an increasingly clean, flexible, and reliable grid; and
•Advance Performance—Improve safety, efficiency, and system and equipment reliability while maintaining affordable energy service and growing earnings per share 5% to 7% annually.

Climate Change

State-mandated GHG emissions reduction targets—In 2021, the Oregon legislature passed House Bill (HB) 2021, establishing a 100% clean electricity by 2040 framework for PGE and other investor-owned utilities and electric service suppliers in the State. A number of provisions in the bill align with PGE’s strategic direction and highlight Oregon’s ambitious, economy-wide goals to combat climate change. The GHG emissions reduction targets applicable to these regulated entities are an 80% reduction in GHG emissions by 2030, 90% by 2035, and 100% by

2040 and every year thereafter. For more information regarding HB 2021 and the baseline to which the target reductions apply, see “HB 2021” in the “Laws and Regulations” section of this Overview.

Empowering customers and communities—PGE’s customers have a desire for purchasing clean energy, as over 230 thousand residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100% clean and renewable electricity by 2035 and 100% economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area have similar goals and continue to consider similar goals for the future.

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

As of September 30, 2024, the Green Future Impact Program has an approved capacity of 750 megawatts (MW) nameplate, of which 482 megawatts (MW) have been subscribed. Through this voluntary program, the Company seeks to support customers’ clean energy acceleration.

The Climate Pledge—In 2021, PGE joined The Climate Pledge, a commitment to be net-zero annual carbon emissions by 2040, which is a decade ahead of the Paris Agreement’s goal of 2050. As a signatory to The Climate Pledge, the Company agrees to: i) measure and report GHG emissions on a regular basis; ii) implement decarbonization strategies in line with the Paris Agreement through real business changes and innovations, including efficiency improvements, renewable energy, materials reductions, and other carbon emission elimination strategies; and iii) neutralize any remaining emissions with additional, quantifiable, real, permanent, and socially-beneficial offsets.

Severe weather—In recent years, PGE’s service territory has experienced unprecedented heat, historic ice and snowstorms, and wildfires. Beginning January 13, 2024, the Company’s service territory encountered a severe winter weather event, including snow, ice, and high winds that caused catastrophic damage to physical assets and resulted in widespread customer power outages. For more information regarding the January 2024 severe winter weather event, see “Declared States of Emergency” within this Overview section. In August 2023 the region experienced a record-breaking heat wave with temperatures reaching all-time recorded highs for the month. This resulted in a peak load demand of 4,498 MW, exceeding the Company’s previous all-time peak load demand, and surpassing the prior summer peak load by nearly 6%. The increase and severity of weather events highlights the importance of combating the effects of climate change through decarbonizing the power supply and investing in a more reliable and resilient grid.

Investing in a Clean Energy Future

Resource Planning Process— PGE’s resource planning process includes working with customers, stakeholders, and regulators to chart the course toward a clean, affordable, and reliable energy future. With the passage of HB 2021, PGE created a Clean Energy Plan (CEP), which articulates the Company’s strategy to meet the 2030, 2035, and 2040 emission reduction targets through an equitable transition to a decarbonized grid. The CEP is based on, and was filed in connection with, the Company’s 2023 Integrated Resource Plan (IRP). PGE filed its first combined IRP and CEP with the OPUC in March 2023. That filing projected PGE’s resource and capacity needs over the next

20 years and proposed an Action Plan to meet near-term needs, subject to the HB 2021 emissions reduction requirements.

PGE estimates a total resource need of approximately 3,500 to 4,500 MW of renewable energy and non-emitting capacity in order to meet the Company’s 2030 emissions reduction target. Through the 2021 All-Source Request for Proposals (RFP), PGE procured 311 MW of wind resources and 475 MW of capacity, leaving a remaining need to procure approximately 2,700 to 3,700 MW.

The OPUC declined to acknowledge the CEP, directing the Company to provide additional forecast of its emission reductions based on new analysis in the combined CEP/IRP Update to be filed in the first quarter of 2025. PGE has continued to pursue its 2023 All-Source RFP while revising forecasts of emissions in the CEP.

2021 and 2023 All-Source RFPs

Pursuant to the 2021 All-Source RFP process, which sought approximately 1,000 MW of renewable resources and non-emitting dispatchable capacity, PGE entered into agreements to acquire resources as follows:
•Clearwater Wind Development (Clearwater)—PGE and NextEra Energy Resources, LLC, a subsidiary of NextEra Energy, Inc. entered into agreements to construct a 311 MW wind energy facility in Eastern Montana. PGE owns 208 MW of production capacity of the facility. Subsidiaries of NextEra Energy Resources, LLC, which operates the facility, owns the remaining 103 MW of production capacity and sells their portion of the output to PGE under a 30-year PPA. The company owned portion of the facility was placed in-service during the first quarter of 2024. As of September 30, 2024, the Company has recorded $418 million in Electric Utility Plant, net, including Allowance for funds used during construction (AFUDC).
•Seaside Grid—PGE entered into an agreement to construct a 200 MW Battery Energy Storage System (BESS) in Portland, Oregon. PGE will own the resource, with an investment of approximately $360 million, excluding AFUDC. The project has an estimated commercial operation date of June 30, 2025. As of September 30, 2024, the Company has recorded $165 million, including AFUDC, in construction work-in-progress (CWIP) for the Seaside Grid.
•Constable BESS (formerly Evergreen)—PGE entered into an agreement to construct a 75 MW BESS in Hillsboro, Oregon. PGE will own the resource, with an investment of approximately $150 million, excluding AFUDC. The project has an estimated commercial operation date of December 31, 2024. As of September 30, 2024, the Company has recorded $127 million, including AFUDC, in CWIP for the Constable BESS.
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

All BESS facilities will be directly interconnected to PGE’s transmission and distribution system. In the event emissions are associated with energy obtained to charge the BESS, they are accounted for when they are emitted from the generating facility. As such, BESS facilities do not add incremental emissions to the grid, and therefore, are non-emitting dispatchable capacity resources. The BESS facilities will qualify for the federal investment tax credit (ITC). The Clearwater agreements qualify for production tax credits (PTCs) and are eligible under Oregon’s Renewable Portfolio Standard (RPS). The agreements will be subject to prudency review by the OPUC.

PGE filed notice with the OPUC in January 2023 that an RFP was needed to procure resources to meet forecasted capacity shortfalls and to make continued progress toward decarbonization targets under HB 2021. These actions were consistent with the 2023 IRP Action Plan. PGE filed the draft 2023 All-Source RFP with the OPUC in May 2023 and regulatory approval was granted in January 2024. The Company issued the 2023 All-Source RFP to market in February 2024, seeking bids for resources that can provide non-emitting dispatchable capacity and renewable generation.

After a robust and competitive bidding process performed in accordance with Oregon's competitive bidding rules, and with the active participation of, and oversight by, an OPUC-selected third-party independent evaluator, on September 17, 2024, PGE submitted a request for acknowledgement of the final shortlist of bidders to the OPUC. On October 7, 2024, the Company filed notification that one project on the final shortlist was no longer available.

PGE constructed the final short list to provide optionality and address the Company’s future capacity need. The Company ranked the final shortlist in two groups, prioritized based on performance in the RFP price scoring evaluation, representing the optimal intersection of value to customers at the least-cost and the least-risk. These two groups together represent the final shortlist of projects recommended for regulatory acknowledgement, as follows:
•Group A, as shown below, now consists of three bids that are top performing and PGE expects to enter commercial negotiation for all of these projects. Group A includes 375 megawatts (MW) nameplate of renewable resources and 400 MW nameplate of battery storage; and
•Group B, as shown below, consists of five bids, all of which represent capacity options via BESS facilities. These projects are also high performing and PGE may enter commercial negotiations with some or all of these projects, allowing flexibility to address any remaining capacity need. Group B includes 885 MW nameplate of battery storage.

The proposals for renewable resources provide various combinations of solar and battery storage options that include PPAs along with Company-owned resources via Build Transfer Agreements (BTA). The proposals for non-emitting dispatchable capacity resources provide battery storage options that include PPAs along with Company-owned resources via BTAs.

2023 RFP Final Shortlist
	Project	Technology	Structure	MW	Company-owned MW
Group A	1	Solar, Battery	PPA	250 (1)	—
	2	Battery	BTA	400	400
	3	Solar, Battery	BTA	125 (1)	125

Group B	4	Battery	PPA	185	—
	5	Battery	PPA	200	—
	6	Battery	Hybrid (2)	200	100
	7	Battery	Hybrid (2)	200	100
	8	Battery	BTA	100	100
(1) MW values do not include nameplate capacity of paired energy storage of 250 MW for project 1 and 125 MW for project 3.
(2) Hybrid commercial structure includes a PPA portion and a Company-owned portion of project resources.

PGE has begun the process of commercial negotiations and looks to execute final contracts over the course of 2025. The OPUC is scheduled to consider acknowledgement of the RFP shortlist on November 19, 2024 to enable execution of definitive agreements.

RFP final shortlist projects were evaluated and selected based on conditions as of the final shortlist date and are subject to risks and uncertainties, including, but not limited to, regulatory processes, inflationary impacts, supply chain constraints, supply cost increases (including the application of trade tariffs), and legislative uncertainty.

Additional details of the 2023 RFP (OPUC Docket UM 2274) are available on the OPUC website at www.oregon.gov/puc.

Both the 2021 and 2023 RFPs are the subject of regulatory and legal challenges initiated by NewSun Energy LLC, focused on the scoring methodology of the RFPs and OPUC acknowledgement of the final shortlists. PGE has joined these proceedings as an intervenor, and the challenges are in various stages of litigation or regulatory review. PGE cannot predict the outcome of these proceedings or potential impact, if any, to either its 2021 or 2023 All-Source RFP processes.

Transmission Upgrades

In alignment with local and regional transmission plans, the 2023 IRP Action Plan, and CEP, PGE is evaluating and implementing upgrades to existing transmission resources and expansions of current transmission networks. Transmission resource actions are intended to alleviate congestion, improve regional adequacy and reliability, enable decarbonization goals, increase access to renewable generation, and address growing customer demand.

On May 28, 2024, PGE signed a non-binding memorandum of understanding in the development of the North Plains Connector, an approximately 415-mile, high-voltage direct-current (HVDC) transmission line to be constructed with endpoints near Bismarck, North Dakota and Colstrip, Montana. The parties have entered negotiations with the U.S. DOE to finalize the project objectives, terms, and conditions, including the Company’s participation, which is expected to involve a 20% ownership share of the approximately $3.2 billion total investment of the project. On August 6, 2024, the project was awarded a $700 million grant from the U.S. Department of Energy’s Grid Resilience and Innovation Partnerships program to further support its development and would reduce the overall total investment of the project.

The North Plains Connector would be the nation’s first HVDC transmission connection among three regional U.S. electric energy markets, providing additional flexibility and the sharing of resources across multiple time zones. The transmission line would provide PGE with 600 MW of transfer capacity, access to diverse energy resources, and enhanced wholesale markets, and ease congestion on the existing western transmission system.

The U.S. DOE selected the Confederated Tribes of Warm Springs (CTWS), in partnership with PGE, for a $250 million grant to upgrade the existing 230 kV Bethel-Round Butte Transmission line to 500 kV. The project will accelerate the development of transmission capacity, enabling new carbon-free generation in Central and Eastern Oregon to reach customer demand loads in Western Oregon. The added capacity and associated upgrades will also increase resiliency of the transmission system as well as resiliency of the CTWS communities by increasing resources available to CTWS to support adaptation and response strategies. See “Federal Grants” in this Overview for further discussion.

Building a resilient grid—To serve communities with clean energy, PGE’s grid of the future will need to be smart and adaptive. Highlights of PGE’s key investments and plans for building a resilient grid include:
•Wildfire Mitigation—PGE has a Wildfire Mitigation Program under which an annual Wildfire Mitigation Plan (WMP) is developed and submitted to the OPUC, as required by State law, to coordinate activities across the Company and with State-wide stakeholders. The 2024 WMP forecasts $45 million in operations and maintenance costs and an additional $43 to $49 million in capital investments in the current year to continue system hardening efforts, expand situational awareness capabilities, implement specific inspection and maintenance along with vegetation management, raise community and customer awareness, and take operational actions within high fire risk zones. PGE strives to improve regional safety by reducing the risk that the Company’s electric utility infrastructure could cause a wildfire, while limiting the impacts of PSPS events and other mitigation activities on customers and increasing the resiliency of PGE assets to wildfire damage. In the nine months ended September 30, 2024, PGE invested $30 million in capital projects related to wildfire mitigation and resiliency and utility asset management, consistent with the 2024 WMP.
•Virtual Power Plant (VPP)— PGE’s VPP is a production resource comprised of Distributed Energy Resources (DERs) and flexible loads that are managed through technology platforms to provide grid and power operations services. PGE’s customer offerings related flexible load programs, rooftop solar, battery storage, and electric vehicle (EV) charging solutions support grid reliability and increase portfolio flexibility and resource diversity. These DERs and flexible loads are the foundation of PGE’s VPP that will provide a growing suite of grid and system services over time. When coordinated through the Company’s DER Management Systems, the various DERs and flexible loads support cost-effective decarbonization, advance customer and community energy resiliency, promote customer engagement with the energy system, and unlock additional grid services that enhance PGE’s operation of a dynamic two-way system. Customer participation in the VPP helps avoid customer service interruptions and reduces exposure to scarcity pricing in energy markets. On August 14, 2023, customer actions, orchestrated through the VPP, reduced load by more than 90 MW. On July 8, 2024, increased participation reduced load by more than 100 MW. As their participation in PGE’s VPP grows, customer actions provide increasing benefit and help avoid customer service interruptions and reduce exposure to scarcity pricing in energy markets.
•Distribution System Plan (DSP)—In 2021 and 2022, PGE filed its inaugural DSP in two parts, which were accepted by the OPUC in March 2022 and February 2023, respectively. While the OPUC Staff finalizes their review of potential modifications to the current DSP guidelines, PGE plans to file its next DSP in the fourth quarter of 2024. The DSP outlines distribution system assets, describes how the Company plans for new load, including distributed resources such as EVs and Solar Photovoltaic installations, and presents the vision for modernizing the grid to enable accelerated decarbonization and customer participation in meeting PGE’s clean energy goals.

Electrify the economy—To help Oregon reach its decarbonization goals, PGE is working to build a safe, reliable, and affordable, economy-wide, clean energy future. The Company is committed to increasing electrification of buildings and supports the accelerating pace of vehicle electrification for our customers, as well as its own vehicle fleet.

Transportation electrification (TE) is one of the most significant ways to reduce GHG emissions in Oregon. PGE is engaged with customers and communities to manage EV charging load, develop infrastructure projects aimed at improving accessibility to EV charging stations, build fleet partnerships, and offer programs to encourage customers to advance transportation electrification.

In 2021, the Oregon legislature enacted HB 2165, ensuring the OPUC has clear and broad authority to allow electric company investments in infrastructure to support TE.

In 2023, PGE’s second TE plan was filed and accepted by the OPUC. This second TE plan considers current and planned activities, along with forecasted EV loads and potential system impacts. The 2023 TE plan represents a continuation of the approach and programmatic efforts found within PGE’s 2019 TE plan while also outlining the Company’s current strategy to integrate TE into utility business in order to plan, service, and manage EV load.

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

As of September 30, 2024, PGE has been associated with the submission of 42 grant applications as the Prime or Sub-recipient/Supporter and has been awarded 16 grants totaling $319 million, including the following:
•U.S. Department of Energy (DOE) Bethel-Round Butte Transmission Line Upgrade—The U.S. DOE selected the Confederated Tribes of Warm Springs (CTWS), in partnership with PGE, for a $250 million grant to upgrade the existing 230 kV Bethel-Round Butte Transmission line to 500 kV. The U.S DOE, CTWS, and PGE are negotiating the final funding and scope for the line upgrade as part of a multi-year process. See “Transmission Upgrades” in this Overview for further discussion.
•U.S. DOE Grid Edge Devices—The U.S. DOE selected a PGE led consortium for a $50 million grant for the Grid Edge Devices project. The project will enable real-time information at each meter to improve the visibility of the electrical system to grid operators, providing detection of potential operational problems and shorten outage times, ultimately helping to anticipate and mitigate the impacts of extreme weather on grid resiliency.

PGE is in the process of assessing the impacts of these federal grants on the Company’s financial position and results of operations. Although PGE continues to apply for additional grants, the Company cannot predict the ultimate timing and success of securing funding from federal programs.

Inflation Reduction Act of 2022—The Inflation Reduction Act of 2022 (IRA) was signed into law in 2022 with a majority of the provisions effective for tax years beginning after December 31, 2022.

The United States Treasury and the Internal Revenue Service released extensive rules addressing credit transfer eligibility and application, including but not limited to, required registration, filing, and documentation for transferors and transferees to elect and claim a credit transfer. In December 2023, PGE received approval from the OPUC to transfer 2023 PTCs and record any difference between the full value and the discounted value in a property balancing account. Consistent with options available under the IRA, the Company transferred 2023 credits with the final transfer occurring in the first quarter of 2024. On April 16, 2024, PGE received approval from the OPUC to transfer 2024 and 2025 PTCs and record any difference between the full value and the discounted value in a property balancing account. PGE has entered into an agreement to transfer 2024 and 2025 PTCs and expects to generate and transfer approximately $58 million in PTCs in 2024.

Compared to previous resource planning processes, the Company believes the new tax incentives will provide additional investment opportunities for PGE and result in lower customer prices. Increased capital expenditures in such investment opportunities would likely result in additional financing needs through debt and equity instruments.

HB 2021—Among other things, HB 2021 requires retail electricity providers to reduce GHG emissions associated with serving Oregon retail electricity consumers 80% by 2030, 90% by 2035, and 100% by 2040, compared to baseline emissions levels, which for PGE, is calculated by using average annual emissions for the years 2010 through 2012.

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

EPA Regulations for Electric Generating Facilities—On April 25, 2024, the United States Environmental Protection Agency (EPA) released final regulations pertaining to electric generation facilities. The regulations include:
•GHG regulations for new natural gas-based turbines and existing coal-based units, pursuant to section 111 of the Clean Air Act (CAA). The rule finalizes: i) guidelines for GHG emissions from existing fossil fuel-fired steam generating electric generating units; and ii) revisions to existing performance standards for new, reconstructed, or heavily modified fossil fuel-fired stationary combustion turbine electric generating units.

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

In addition, the regulations included Disposal of Coal Combustion Residuals (CCR) from Electric Utilities – Legacy CCR Surface Impoundments. This rule builds on 2015 regulations, which apply to active power plants that dispose of coal combustion residuals in surface impoundments or landfills, by regulating inactive surface impoundments at inactive power plants, and CCR management units at active and inactive power plants. PGE has assessed the potential impact of the CCR regulation changes and believes it will not have a material impact on the Company’s current Asset Retirement Obligations.

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

General Rate Case—On February 29, 2024, PGE filed with the OPUC a General Rate Case (GRC) based on a 2025 test year (2025 GRC) that seeks a $225 million increase in the annual revenue requirement related primarily to recovery of costs associated with non-emitting battery projects, an increase in base business costs for upgrades to PGE's transmission and distribution system, and investments in strengthening and safeguarding the grid to meet growing customer demand and bolster reliability. PGE continues to build a stronger grid designed to withstand severe weather and allow energy to flow from more resources to improve reliability, resiliency, and capability to deliver safe, dependable, clean electricity to customers. The total increase in annual revenue requirement includes an increase of $37 million as a result of higher net variable power costs expected in 2025, reflected in the Annual Power Cost Update Tariff (AUT) also filed, separately, with the OPUC February 29, 2024 (OPUC Docket UE 436). The net variable power costs (NVPC) projection will be updated periodically during 2024.

Other key items in the 2025 GRC filing include requests for a Renewable Automatic Adjustment Clause mechanism for standalone energy storage and an investment recovery mechanism.

The proposed net increase in annual revenue requirement in the 2025 GRC was based upon a:
•capital structure of 50% debt and 50% equity;
•return on equity of 9.75%;
•cost of capital of 7.189%; and
•rate base of $7.5 billion.

PGE and parties continue to work through the 2025 GRC as regulatory review is expected to continue throughout 2024. The Company cannot predict the ultimate outcome of the remaining regulatory process. A final order on the 2025 GRC is targeted to be issued by the OPUC by the end of 2024, with new customer prices to take effect January 1, 2025.

The 2025 GRC filing (OPUC Docket UE 435) and the 2025 AUT filing, including copies of direct testimony and exhibits, are available on the OPUC website at www.oregon.gov/puc.

Declared states of emergency—Beginning January 13, 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. Along with over a dozen mutual assistance crews, PGE repaired damage and restored power to more than 500,000 customers throughout the storm and the days that followed.

As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allows PGE to seek recovery of incremental storm expenses through the previously filed emergency deferral, as the OPUC had pre-authorized for costs associated with declared states of emergency. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC, under Docket UM 2190, related to the emergency restoration costs for the January storm and, as of September 30, 2024, had deferred $45 million, including interest, as a regulatory asset for the costs to repair damage to PGE’s transmission and distribution systems and restore power to customers under the deferral. PGE currently forecasts its preliminary regulated return on equity for the full year 2024 will be in excess of the OPUC’s authorized rate of return that is expected to be used as an earnings test for this deferral. As a result of the earnings test, the Company has decreased the deferral and taken a corresponding charge to earnings for $17 million and, as of September 30, 2024, PGE’s net deferred balance related to the January 2024 storm is $28 million, including interest. PGE will reassess the earnings test, and the related impact to deferred amounts under this mechanism, based on actual return on equity for the year ending December 31, 2024. Actual results experienced by the Company could differ materially from current forecasts and estimates and could increase or decrease the final deferred balance after application of the earnings test. PGE believes the remaining amounts deferred as of September 30, 2024 are probable of recovery under the emergency deferral mechanism. The OPUC maintains responsibility to review utility requests to amortize deferred amounts into customer prices, including a review of utility prudence in a future proceeding, among other requirements, which would include an earnings test. For further information, see “January 2024 storm and damage” in the Regulatory Assets and Liabilities section of Note 3, Balance Sheet Components in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

On July 5, 2024, the Governor of Oregon declared a statewide emergency for a heat wave that engulfed the region. After determining costs resulting from the heat wave, the Company did not record any additional costs under the emergency deferral.

Power costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2024 AUT included a final increase in power costs for 2024, and a corresponding increase in annual revenue requirement, of $216 million from 2023 levels, which were reflected in customer prices effective January 1, 2024.

Portland Harbor Environmental Remediation Account (PHERA) mechanism—The EPA has listed PGE as one of over one hundred Potentially Responsible Parties (PRPs) related to the remediation of the Portland Harbor Superfund site. As of September 30, 2024, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision (ROD) issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. Stakeholders have raised concerns that EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording an estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the recovery mechanism allows the Company to defer and recover estimated liabilities and incurred legal and technical analysis expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, including, but not limited to, insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures were to be deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

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

In the 2022 GRC, parties reached an agreement that eliminated PGE’s decoupling mechanism such that deferrals would not occur after 2022, although amortization of then previously recorded deferrals was to continue as scheduled until collected or refunded in future customer prices. For the year ended December 31, 2022, with OPUC approval, PGE is collecting $5 million in customer prices over a one-year period that began January 1, 2024.

In the 2024 GRC filing, the Company included a concept proposal to resume decoupling, with certain modifications. PGE then made a tariff filing that proposed weather-normalized decoupling, although at a public meeting in June 2024, the OPUC permanently suspended PGE’s proposed tariff, effectively denying the proposal.

Renewable recovery framework—As previously authorized by the OPUC, the RAC is a primary method available to recover costs associated with renewable resources. The RAC allows PGE to recover prudently incurred costs of renewable resources through filings made each year, outside of a GRC. Under the RAC, during 2023, the Company submitted a filing for Clearwater, which went into service in January 2024. See “Clearwater RAC” in Note 3, Regulatory Assets and Liabilities, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements,” for more information regarding the timing of the tariff, annual revenue requirement, and related deferral. The Company has not requested recovery of any renewable resources under the RAC during 2024.

Operating Activities

In addition to electricity provided by PGE’s own generation portfolio, to meet retail load requirements and balance energy supply with customer demand, the Company purchases and sells electricity in the wholesale market. To fuel its generation portfolio, the Company purchases natural gas in the United States and Canada and sells excess gas back into the wholesale market. PGE also performs portfolio management and wholesale market services for third parties in the region and purchases and sells environmental credits in the wholesale marketplace.

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

In its ongoing effort to benefit retail and wholesale customers, in 2023, PGE joined the Western Power Pool’s resource adequacy program known as the Western Resource Adequacy Program (WRAP), which has announced that it is on a path to begin binding operation in 2027. The WRAP represents a regional framework to more effectively address resource adequacy, enhance reliability, integrate clean energy, and manage costs through resource diversification and capacity sharing across a wide geographic footprint and broad pool of participants across the West.

PGE generates revenues and cash flows primarily from the sale and distribution of electricity to its retail customers. The impact of seasonal weather conditions on demand for electricity can cause the Company’s revenues, cash flows, and income from operations to fluctuate from period to period. Summer peak deliveries have continued to exceed those of the winter months for nearly ten years, generally resulting from growing air conditioning demand and the trend toward a warmer overall climate. In August 2023, demand reached a new all-time high, surpassing the previous mark, which was set in summer 2021. Historically, PGE had experienced its highest average megawatts (MWa) deliveries and retail energy sales during the winter heating season. Although a new record high winter peak load was set as recent as December 2022, the summer peak deliveries in each year since 2021 have exceeded that winter peak. Retail customer price changes and customer usage patterns, which can be affected by the economy, also have an effect on revenues. Wholesale power availability and price, hydro and wind generation, and fuel costs for thermal plants can also affect income from operations. PGE has taken measures to enhance the availability of supply chain-constrained items that are needed to serve new and existing customers, such as securing inventory of critical materials to improve reliability, reserving manufacturing capacity with strategic partners, and evaluating availability with established and new suppliers. The Company’s materials and supplies forecasting process is designed to secure materials availability as well as mitigate cost increases through long-term agreements, supplier engagement, and expanding the supply base.

Customers and Demand—The following tables present total energy deliveries, in thousands of Megawatt hours (MWh), and the average number of retail customers by customer type for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	% Change	% Change (Weather- Adjusted)	2024	2023	% Change	% Change (Weather- Adjusted)
Energy deliveries:
Retail:
Residential	1,869	1,892	(1)%	1%	5,720	5,949	(4)%	—%
Commercial	1,741	1,743	—	1	4,917	4,995	(2)	—
Industrial	1,325	1,169	13	14	3,715	3,380	10	11
Subtotal	4,935	4,804	3	4	14,352	14,324	—	3
Direct access:
Commercial	143	159	(10)	(10)	390	442	(12)	(12)
Industrial	538	441	22	22	1,385	1,307	6	6
Subtotal	681	600	14	14	1,775	1,749	1	1
Total retail	5,616	5,404	4	5%	16,127	16,073	—	3%
Wholesale	3,369	2,446	38		7,652	5,295	45
Total	8,985	7,850	14%		23,779	21,368	11%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Average number of retail customers:
Residential	831,607	88%	815,944	88%	828,067	88%	814,773	88%
Commercial	113,544	12	111,963	12	113,330	12	112,210	12
Industrial	207	—	195	—	206	—	195	—
Direct access	489	—	536	—	500	—	538	—
Total	945,847	100%	928,638	100%	942,103	100%	927,716	100%

Total retail energy deliveries for the nine months ended September 30, 2024 increased 0.3% compared with the nine months ended September 30, 2023, as the increase from industrial customers was nearly offset by decreases in residential and commercial deliveries.

Residential weather-adjusted deliveries saw average usage per customer 1.4% lower during the first nine months of 2024 compared with 2023, while the average number of residential customers was 1.6% greater. PGE has seen the number of rooftop solar installations increase in its service territory over the past few years, which continues to bear on average usage per customer.

The industrial class continues to show growth in energy deliveries, up 15.7% and 8.8% in the three months and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, reflecting strength in the high-tech manufacturing and digital services sectors.

The following table indicates the number of heating and cooling degree-days for the three and nine months ended September 30, 2024 and 2023, along with the current 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2024	2023	Avg.	2024	2023	Avg.

First Quarter	1,755	1,927	1,838	—	—	—
Second Quarter	547	554	608	108	195	108
July	—	—	6	300	269	201
August	4	1	4	224	327	227
September	32	44	52	119	91	86
Third Quarter	36	45	62	643	687	514
Year-to-date	2,338	2,526	2,508	751	882	622
(Decrease) increase from the 15-year average	(7)%	1%		21%	42%
During the three months ended September 30, 2024 compared to the same three months of 2023, the impact of weather on Total Retail deliveries was somewhat less than in 2023. While temperatures were above average during 2024, the number of cooling degree-days recorded were 25% above average compared to 34% above in the same period of 2023.

For the nine months ended September 30, 2024, milder temperatures have resulted in somewhat lower Total Retail Energy deliveries when compared to the same period of 2023. Total heating degree days have been below the comparable totals for each quarter of 2024 when compared to 2023 and total cooling degree days, were also lower in the second and third quarters of 2024 than 2023.

The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from ESSs. Had the cap limit been fully subscribed and utilized, 12% of PGE’s total retail energy deliveries for the first nine months of 2024 would have been to these customers.

PGE offers service to customers under an OPUC created New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. With the adoption of the New Large Load Direct Access program, which is capped at 119 MWa, as much as 17% of the Company’s energy deliveries could have been supplied by ESSs to Direct Access customers. Actual deliveries to Direct Access customers of energy supplied by ESSs represented 11% of PGE’s total retail energy deliveries for the first nine months of 2024 and 2023. The OPUC, under docket UM 2024, has undertaken an investigation of long-term of Direct Access with program caps being one of the issues under consideration.

Power Operations—PGE utilizes a combination of its own generating resources and wholesale market transactions to meet the energy needs of its retail customers. The Company participates in wholesale markets by purchasing and selling electricity, natural gas, and environmental credits in an effort to meet the needs of, and obtain reasonably-priced power for, its retail customers. PGE continuously makes economic dispatch decisions based on numerous factors, such as plant availability, customer demand, river flows, wind conditions, and current wholesale prices. As a result, the amount of power generated and purchased in the wholesale market to meet the Company’s retail load requirement can vary from period to period and impacts NVPC and income from operations.

The following table provides information regarding the performance of the Company’s generating resources for the nine months ended September 30, 2024 and 2023:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total system load
	2024	2023	2024	2023	2024	2023
Generation:
Thermal:
Natural gas	82%	84%	95%	95%	35%	38%
Coal (3)	73	90	90	98	6	8
Wind (4)	91	98	102	96	10	8
Hydro	95	88	89	79	4	4
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

Energy received from PGE-owned and jointly-owned thermal plants during the nine months ended September 30, 2024 compared to 2023 decreased 1%. This decrease was primarily driven by economic dispatch decisions. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, increased 35% during the nine months ended September 30, 2024 compared to 2023 primarily due to the addition of capacity under two purchased hydro contracts in 2024. Energy purchased from mid-Columbia and other regional hydroelectric projects increased 40% while energy generated by the Company-owned facilities increased 11% during the nine months ended September 30, 2024. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 80 years of historical stream flow data. See “Purchased power and fuel” in the Results of Operations section in this Item 2, for further detail on regional hydro results.

Energy received from PGE-owned and under contract wind resources increased 45% during the nine months ended September 30, 2024 compared to 2023 primarily due to the addition of Clearwater in 2024. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

Under the PCAM, the Company may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the PCAM as calculated for regulatory purposes for the nine months ended September 30, 2024 and 2023, respectively:

•For the nine months ended September 30, 2024, actual NVPC was $87 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2024 is currently estimated to be below the baseline and outside the established deadband range. Pursuant to the PCAM and related earnings test, because PGE’s preliminary regulatory ROE is estimated to be below 10.5%, there is no estimated refund to customers expected under the PCAM for 2024.

•For the nine months ended September 30, 2023, actual NVPC was $28 million above baseline NVPC. For the year ended December 31, 2023, actual NVPC was $5 million above baseline NVPC, which was within the established deadband range. Accordingly, no estimated collection from customers was recorded for 2023.

As approved by the OPUC in PGE’s 2024 GRC, the Reliability Contingency Event (RCE) mechanism allows PGE to pursue recovery of 80% of costs for RCEs above amounts forecasted in the Company’s AUT, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. For more on the 2024 RCE, see “Regulatory Assets and Liabilities” in Note 3, Balance Sheet Components in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Results of Operations

The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2024	2023		2024	2023
Total revenues	$929	$802	16%	$2,616	$2,198	19%
Operating expenses:
Purchased power and fuel	380	386	(2)	1,060	910	16
Generation, transmission and distribution	131	85	54	337	279	21
Administrative and other	102	89	15	294	262	12
Depreciation and amortization	126	116	9	369	340	9
Taxes other than income taxes	44	41	7	132	124	6
Total operating expenses	783	717	9	2,192	1,915	14
Income from operations	146	85	72	424	283	50
Interest expense, net*	53	42	26	156	127	23
Other income:
Allowance for equity funds used during construction	6	5	20	17	12	42
Miscellaneous income, net	6	5	20	21	22	(5)
Other income, net	12	10	20	38	34	12
Income before income tax expense	105	53	98	306	190	61
Income tax expense	11	6	83	31	30	3
Net income	94	47	100	275	160	72
Other comprehensive income	(1)	—	—	—	1	(100)
Net income and Comprehensive income	$93	$47	98%	$275	$161	71%
* Includes an allowance for borrowed funds used during construction of $4 million in both the three months ended September 30, 2024 and 2023, and $12 million and $9 million for the nine months ended September 30, 2024 and 2023, respectively.

Net income for the three months ended September 30, 2024 increased $47 million, or 100%, compared to the three months ended September 30, 2023, driven largely by an increase in Income from Operations. Retail revenues were up not only as a result of general price increases but also as a result of an increase in prices to cover anticipated higher net variable power costs, as authorized by the OPUC in the AUT. Purchased power and fuel expense, however, were comparable to the same period of 2023, as wholesale energy prices have shown a decline from the same period a year ago. While retail energy deliveries increased period over period as a result of higher demand from industrial customers, the increase in total system load was driven by a rise in wholesale energy deliveries. Generation, transmission and distribution expenses were up due to maintenance activities, vegetation management, service restoration work, and a charge to reduce the deferral for the January 2024 storm due to the application of an earnings test. Depreciation and amortization expense, driven by higher depreciable asset balances, and Interest expense, net, due to higher long-term debt balances, both increased, as anticipated, and were largely offset by increased revenues. Other income, net continues to see higher AFUDC credits in 2024.

Net income for the nine months ended September 30, 2024 increased $115 million, or 72%, compared to the same period of 2023. Retail revenues increased due to price changes to cover anticipated higher net variable power costs general cost increases, as authorized by the OPUC. Wholesale revenues have increased, driven by a 45% increase in deliveries. Generation, transmission and distribution expenses were up primarily due to vegetation management and major maintenance activities. The increase in Administrative and general expense reflects increases in various categories including compensation and benefits, customer related items, outside services, and regulatory expense. Increases in Depreciation and amortization expense, driven by higher depreciable asset balances, and Interest expense, net, due to higher long-term debt balances, were anticipated and largely offset in net income by increased revenues. Other income, net increased in 2024 primarily due to the higher AFUDC credits.

Total revenues consist of the following for the periods presented (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Retail:
Residential	$356	38%	$301	37%	$1,078	41%	$942	43%
Commercial	244	26	213	27	690	27	606	27
Industrial	115	13	89	11	321	12	258	12
Subtotal	715	77	603	75	2,089	80	1,806	82
Direct access:
Commercial	2	—	2	—	7	—	6	—
Industrial	5	1	5	1	15	1	14	1
Subtotal	7	1	7	1	22	1	20	1
Subtotal Retail	722	78	610	76	2,111	81	1,826	83
Alternative revenue programs, net of amortization	(13)	(1)	1	—	(27)	(1)	6	—
Other accrued revenues, net	5	—	1	—	10	—	(2)	—
Total retail revenues	714	77	612	76	2,094	80	1,830	83
Wholesale revenues	192	21	173	22	467	18	323	15
Other operating revenues	23	2	17	2	55	2	45	2
Total revenues	$929	100%	$802	100%	$2,616	100%	$2,198	100%

Total retail revenues—The following items contributed to the increase in Total retail revenues for the three and nine months ended September 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2023	$612	$1,830
Change in prices as a result of the AUT, approved by the OPUC (partially offset in Purchased power and fuel)	57	159
Average price of energy deliveries due primarily to customer price increases	37	118
Recovery of deferrals for 2020 Wildfire, 2021 ice storm, and COVID-19	1	5
Retail energy deliveries driven by changes in customer load	15	4
Clearwater RAC deferral	(13)	(26)
Combination of various supplemental tariffs and adjustments	5	4
September 30, 2024	$714	$2,094
Change in Total retail revenues	$102	$264

Wholesale revenues result from sales of electricity and environmental credits to utilities and power marketers made in the Company’s efforts to meet the needs of, and obtain reasonably priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts. Such sales can vary significantly from year to year as a result of economic conditions, power and fuel prices, hydro and wind availability, and customer demand.

For the three months ended September 30, 2024, Wholesale revenues increased $19 million, or 11%, from the three months ended September 30, 2023 as higher sales volumes were partially offset by lower average sales prices. For the nine months ended September 30, 2024, Wholesale revenues increased $144 million, or 45%, from the nine months ended September 30, 2023, reflecting a 45% increase in sales volumes and a 22% reduction in the average wholesale sales price due largely to milder weather and lower natural gas prices, along with a $34 million increase in sales of environmental credits.

Other operating revenues for the three months ended September 30, 2024 were up $6 million from the comparable period in 2023. In the nine months ended September 30, 2024, Other operating revenues were up $10 million compared to the same period of 2023, reflecting amortization that is offset in Retail revenues and increased transmission related revenues.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the change in Purchased power and fuel for the three and nine months ended September 30, 2024 compared to the same period in 2023 (dollars in millions, except for average variable power cost per Megawatt hour (MWh):

	Three Months Ended	Nine Months Ended
September 30, 2023	$386	$910
Average variable power cost per MWh	(76)	86
Total system load	81	151
2024 RCE deferral	(11)	(87)
September 30, 2024	380	1,060
Change in Purchased power and fuel	$(6)	$150

Average variable power cost per MWh:
September 30, 2023	$50.73	$43.92
September 30, 2024	$44.95	$49.36

Total system load (MWhs in thousands):
September 30, 2023	7,535	20,457
September 30, 2024	8,608	22,992

For the three months ended September 30, 2024, the $76 million decrease related to the change in average variable power cost per MWh was driven by a 22% decrease in the average cost of purchased power and a 3% increase in the average cost for the Company’s own generation, driven primarily by price risk management activity. The $81 million increase resulting from the overall mix of purchased power and generation used to meet total system load was primarily due to a 27% increase of energy obtained from purchased power and a 6% increase in the Company’s own generation.

For the nine months ended September 30, 2024, the $86 million increase related to the change in average variable power cost per MWh was driven by a 5% increase in the average cost of purchased power and a 18% increase in the average cost for the Company’s own generation, driven primarily by higher physical power and natural gas prices due to severe weather events in the first quarter. The $151 million increase related to total system load was comprised of an 21% increase of energy obtained from purchased power primarily due to the addition of capacity under two purchased hydro contracts in 2024, and a 6% increase in the Company’s own generation primarily due to the addition of Clearwater in 2024.

PGE’s sources of energy, total system load, and retail load requirement are as follows for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Sources of energy (MWhs in thousands):
Generation:
Thermal:
Natural gas	3,320	39%	3,226	43%	7,989	35%	7,746	38%
Coal	550	6	601	8	1,331	6	1,629	8
Total thermal	3,870	45	3,827	51	9,320	41	9,375	46
Hydro	218	3	196	3	956	4	865	4
Wind	777	9	561	7	2,315	10	1,644	8
Total generation	4,865	57	4,584	61	12,591	55	11,884	58
Purchased power:
Hydro	1,673	19	1,130	15	5,088	22	3,622	18
Wind	351	4	223	3	1,072	5	699	3
Solar	435	5	396	5	932	4	935	4
Natural Gas	—	—	134	2	94	—	145	1
Waste, Wood, and Landfill Gas	47	1	35	—	132	1	116	1
Source not specified	1,237	14	1,033	14	3,083	13	3,056	15
Total purchased power	3,743	43	2,951	39	10,401	45	8,573	42
Total system load	8,608	100%	7,535	100%	22,992	100%	20,457	100%
Less: wholesale sales	(3,369)		(2,446)		(7,652)		(5,295)
Retail load requirement	5,239		5,089		15,340		15,162

Purchased power in the table above includes power received from qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sources of energy (MWhs in thousands):
PURPA purchased power:
Hydro	3	3	24	22
Wind	89	8	104	22
Solar	209	218	496	522
Waste, Wood, and Landfill Gas	32	27	91	85
Total	333	256	715	651

The following table presents the actual April-to-September 2024 and 2023 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2024 Actual	2023 Actual
Columbia River at The Dalles, Oregon	74%	83%
Mid-Columbia River at Grand Coulee, Washington	74	79
Clackamas River at Estacada, Oregon	91	101
Deschutes River at Moody, Oregon	93	98
* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three and nine months ended September 30, 2024 increased compared to the same periods in 2023 as follows (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2023	$213	$587
Purchased power and fuel expense	5	237
Wholesale revenues	(19)	(144)
2024 RCE deferral	$(11)	(87)
September 30, 2024	$188	$593
Change in NVPC	$(25)	$6

For further information regarding NVPC in relation to the PCAM, see “Purchased power and fuel expense” and “Revenues” within this “Results of Operations” for more details.

For the three months ended September 30, 2024 and 2023, actual NVPC was $35 million below and $10 million above baseline NVPC, respectively. For the nine months ended September 30, 2024 and 2023, actual NVPC was $87 million below and $28 million above baseline NVPC, respectively.

Based on forecast data, NVPC for the year ending December 31, 2024 is currently estimated to be below the baseline and outside the deadband. Pursuant to the PCAM and related earnings test, because PGE’s preliminary regulatory ROE is estimated to be below 10.5%, there is no estimated refund to customers expected under the PCAM for 2024.

Generation, transmission and distribution increased as follows for the three and nine months ended September 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2023	$85	$279
Earnings test deferral release	17	17
Generating facility expenses driven by increased major maintenance activities	7	18
Vegetation management, inspection, wildfire mitigation, and distribution maintenance expenses	19	27
Service restoration and storm response costs	3	9
Miscellaneous expenses	—	(13)
September 30, 2024	$131	$337
Change in Generation, transmission and distribution	$46	$58

Administrative and other increased as follows for the three and nine months ended September 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2023	$89	$262
Amortization of COVID-19 bad debt expense deferral	—	4
Regulatory and Professional services costs	1	3
Employee compensation and benefits	12	16
Customer related costs	1	3
Miscellaneous expenses	(1)	6
September 30, 2024	$102	$294
Change in Administrative and other	$13	$32

PGE commenced amortization of previously deferred COVID-19 related bad debt expenses on April 1, 2023. For the nine months ended September 30, 2024, the Company amortized $10 million of COVID-19 related bad debt expense that was offset in revenues.

Depreciation and amortization expense increased $10 million and $29 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increase was primarily due to higher utility plant balances.

Taxes other than income taxes increased $3 million and $8 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increases were driven by higher property taxes and franchise fees.

Interest expense, net increased $11 million and $29 million, respectively, in the three and nine months ended September 30, 2024 compared to the same periods in 2023, primarily due to higher long-term debt balances.

Other income, net increased $2 million and $4 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increase was primarily driven by higher AFUDC from higher CWIP balances.

Income tax expense increased $5 million and $1 million, in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, driven by higher pre-tax income partially offset by increased PTC benefits.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents, beginning of period	$5	$165
Net cash provided by (used in):
Operating activities	608	331
Investing activities	(900)	(932)
Financing activities	322	483
Increase (decrease) in cash and cash equivalents	30	(118)
Cash and cash equivalents, end of period	$35	$47

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 (in millions):

Increase/ (Decrease)
Net income	$115
Accounts receivable and Unbilled revenue	(87)
Margin deposits activity	49
Accounts payable	248
Regulatory deferral activity	(173)
Depreciation and amortization	29
Deferred income taxes	21
Tax credit sales	31
Alternative revenue programs	33
Other miscellaneous changes	11
Net change in cash flow from operations	$277

PGE estimates that non-cash charges for depreciation and amortization in 2024 will range from $475 million to $525 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $700 million to $800 million.

Cash Flows from Investing Activities—Net cash used in investing activities for the nine months ended September 30, 2024 increased $32 million when compared with the nine months ended September 30, 2023. Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities, which increased $55 million.

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

Cash Flows from Financing Activities—During the nine months ended September 30, 2024, net cash provided by financing activities was primarily the result of the funding of $450 million in First Mortgage Bonds (FMBs) and $178 million in proceeds from the issuance of common stock pursuant to the at-the-market offering program. This was partially offset by $146 million in commercial paper maturities and payment of $148 million of dividends.

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2024 through 2028, excluding AFUDC (in millions):

	2024	2025	2026	2027	2028
Ongoing capital expenditures (1)	$900	$900	$895	$890	$920
Transmission	130	195	255	265	435
Clearwater	20	—	—	—	—
BESS projects	235	155	—	—	—
Total capital expenditures (2)	$1,285	$1,250	$1,150	$1,155	$1,355
Long-term debt maturities	$80	$—	$—	$160	$100
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

Short-term Debt. Pursuant to an order issued by the FERC in January 2024, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2026. The following table shows available liquidity as of September 30, 2024 (in millions):

	As of September 30, 2024
	Capacity	Outstanding	Available
Revolving credit facility (1)	$750	$—	$750
Letters of credit (2)	320	82	238
Total credit	$1,070	$82	$988
Cash and cash equivalents			35
Total liquidity			$1,023
(1)Scheduled to expire September 2029.
(2)PGE has four letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

On September 10, 2024, PGE entered into an amendment of its existing revolving credit facility. As of September 30, 2024, PGE had a $750 million unsecured revolving credit facility scheduled to expire in September 2029. The Company has the ability to expand the revolving credit facility to $850 million, if needed, subject to the requirements of the agreement. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. In addition, the credit facility offers the potential for adjustments to interest rate margins and fees based on PGE’s achievement of certain annual sustainability-linked metrics related to its non-emitting generation capacity and the percentage of management comprised of women and employees who identify as black, indigenous, and people of color. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the remaining term of the applicable credit facility. As of September 30, 2024, PGE had no outstanding balance on the revolving credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of September 30, 2024, PGE had no commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $750 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

Long-term Debt. As of September 30, 2024, PGE’s total long-term debt outstanding, net of $15 million of unamortized debt expense, was $4,434 million.

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

Equity—On April 28, 2023, PGE entered into an equity distribution agreement under which it could sell up to $300 million of its common stock through at-the-market offering programs. In 2023, pursuant to the terms of the equity distribution agreement, PGE entered into separate forward sale agreements with forward counterparties. In March 2024, the Company issued 1,714,972 shares pursuant to the agreements and received net proceeds of $78 million. In 2024, PGE entered into additional forward sale agreements with forward counterparties, exhausting the $300 million facility. In the third quarter of 2024, the Company issued 2,351,070 shares pursuant to the agreements and received net proceeds of $100 million. The Company could have physically settled the remaining amount by delivering 2,788,431 shares in exchange for cash of $118 million as of September 30, 2024. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

On July 26, 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through at the market offering programs. As of September 30, 2024, the Company had not yet transacted under this program. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

For additional information on the at-the-market offering programs, see Note 7, Shareholders’ Equity, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 45.0% and 44.6% as of September 30, 2024 and December 31, 2023 respectively.

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

As of September 30, 2024, PGE had posted $106 million of collateral with these counterparties, consisting of $91 million in cash and $15 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of September 30, 2024, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $63 million, and decreases to $46 million by December 31, 2024 and to $15 million by December 31, 2025. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $159 million and decreases to $126 million by December 31, 2024 and to $65 million by December 31, 2025.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on September 30, 2024, under the most restrictive issuance test in the Indenture, the Company could have issued up to $507 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s revolving credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of September 30, 2024, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 55.7%.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in PGE’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement,” as the term is defined in Item 408(c) of Regulation S-K.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).
3.2	Twelfth Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed October 27, 2023).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Quarterly Report on Form 10-Q filed October 25, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	October 24, 2024	By:	/s/ Joseph R. Trpik
Joseph R. Trpik
Senior Vice President, Finance and Chief Financial Officer
(duly authorized officer and principal financial officer)