Form 10-Q
period 2025-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2025-04-25
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

Number of shares of common stock outstanding as of April 18, 2025 is 109,514,333 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

DEFINITIONS

The following abbreviations and acronyms are used throughout this document:

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction
AUT	Annual Power Cost Update Tariff
Clearwater	Clearwater Wind Development
Colstrip	Colstrip Units 3 and 4 coal-fired generating plant
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
GAAP	Accounting principles generally accepted in the United States of America
GRC	General Rate Case
IRP	Integrated Resource Plan
ITC	Federal investment tax credit
Moody’s	Moody’s Investors Service
MW	Megawatts
MWh	Megawatt hour
NVPC	Net Variable Power Costs
OPUC	Public Utility Commission of Oregon
PCAM	Power Cost Adjustment Mechanism
PTC	Production tax credit
RAC	Renewable Adjustment Clause
RFP	Request for Proposals
RPS	Renewable Portfolio Standard
S&P	S&P Global Ratings
SEC	United States Securities and Exchange Commission

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Revenues, net	$932	$940
Alternative revenue programs, net of amortization	(4)	(11)
Total revenues	928	929
Operating expenses:
Purchased power and fuel	368	405
Generation, transmission and distribution	110	99
Administrative and other	96	95
Depreciation and amortization	140	121
Taxes other than income taxes	46	47
Total operating expenses	760	767
Income from operations	168	162
Interest expense, net	56	51
Other income:
Allowance for equity funds used during construction	5	5
Miscellaneous income, net	5	6
Other income, net	10	11
Income before income tax expense	122	122
Income tax expense	22	13
Net income	100	109
Other comprehensive income	—	1
Net income and Comprehensive income	$100	$110

Weighted-average common shares outstanding (in thousands):
Basic	109,423	101,299
Diluted	109,683	101,467

Earnings per share—basic and diluted	$0.91	$1.08

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$11	$12
Accounts receivable, net	473	456
Inventories	111	114
Regulatory assets—current	164	205
Other current assets	215	238
Total current assets	974	1,025
Electric utility plant, net	10,534	10,345
Regulatory assets—noncurrent	633	632
Nuclear decommissioning trust	44	30
Non-qualified benefit plan trust	34	34
Other noncurrent assets	476	478
Total assets	$12,695	$12,544

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	March 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281	$365
Liabilities from price risk management activities—current	109	147
Current portion of long-term debt	68	170
Current portion of finance lease obligation	27	27
Accrued expenses and other current liabilities	437	410
Total current liabilities	922	1,119
Long-term debt, net of current portion	4,663	4,354
Regulatory liabilities—noncurrent	1,412	1,440
Deferred income taxes	595	564
Deferred investment tax credits	59	61
Unfunded status of pension and postretirement plans	137	140
Liabilities from price risk management activities—noncurrent	67	72
Asset retirement obligations	293	292
Non-qualified benefit plan liabilities	73	74
Finance lease obligations, net of current portion	273	276
Other noncurrent liabilities	357	358
Total liabilities	8,851	8,750
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, no par value, 160,000,000 shares authorized; 109,503,325 and 109,342,251 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,123	2,118
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	1,725	1,680
Total shareholders’ equity	3,844	3,794
Total liabilities and shareholders’ equity	$12,695	$12,544

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$100	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140	121
Deferred income taxes	20	37
Pension and other postretirement benefits	2	1
Allowance for equity funds used during construction	(5)	(5)
Alternative revenue programs	4	11
Regulatory assets	(5)	(120)
Regulatory liabilities	(8)	(3)
Tax credit sales	3	1
Other non-cash income and expenses, net	30	22
Changes in working capital:
Accounts receivable, net	(25)	(5)
Inventories	3	(1)
Margin deposits	55	27
Accounts payable and accrued liabilities	(37)	24
Margin deposits from wholesale counterparties	5	—
Other working capital items, net	(28)	(16)
Other, net	(23)	(28)
Net cash provided by operating activities	231	175

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from investing activities:
Capital expenditures	$(359)	$(325)
Purchases of Nuclear decommissioning trust securities	(2)	—
Other, net	(15)	(6)
Net cash used in investing activities	(376)	(331)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	78
Proceeds from issuance of long-term debt	310	450
Payments on long-term debt	(102)	—
Issuance (maturities) of commercial paper, net	—	(146)
Dividends paid	(55)	(48)
Other	(9)	(7)
Net cash provided by financing activities	144	327
Change in cash and cash equivalents	(1)	171
Cash and cash equivalents, beginning of period	12	5
Cash and cash equivalents, end of period	$11	$176

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$43	$26
Cash paid (received) for income taxes, net	(1)	2

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon (State). The Company also participates in the wholesale market by purchasing and selling electricity, natural gas, and environmental credits in an effort to meet the needs of, and obtain reasonably-priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts. In addition, PGE performs portfolio management and wholesale market services for third parties in the region. The Company continues to develop products and service offerings for the benefit of retail and wholesale customers. PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company owns unregulated, non-utility real estate comprised primarily of PGE’s corporate headquarters. The Company’s corporate headquarters is located in Portland, Oregon and its approximately 4,000 square mile, State-approved service area, entirely within the State, encompasses 51 incorporated cities. As of March 31, 2025, PGE served 953,000 retail customers within a service area of 1.9 million residents.

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

The financial information included herein as of and for the three months ended March 31, 2025 and 2024 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of a normal recurring nature, unless otherwise noted. The financial information as of December 31, 2024 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 14, 2025, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three months ended March 31, 2025 and 2024.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure, in the notes to financial statements, of specified information about certain costs and expenses. For calendar year-end entities, the update will be effective for annual periods beginning on January 1, 2027. Early adoption is permitted. PGE is assessing the impact of adoption on the consolidated financial statements and does not plan to early adopt the standard.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended March 31,
	2025	2024
Retail:
Residential	$429	$415
Commercial	242	227
Industrial	127	102
Direct access customers	9	6
Subtotal	807	750
Alternative revenue programs, net of amortization	(4)	(11)
Other accrued revenues, net	4	1
Total retail revenues	807	740
Wholesale revenues*	100	176
Other operating revenues	21	13
Total revenues	$928	$929

* Wholesale revenues include $50 million and $88 million related to electricity commodity contract derivative settlements for the three months ended March 31, 2025 and 2024, respectively. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

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

Alternative Revenues programs—Revenues related to PGE’s decoupling mechanism and Renewable Adjustment Clause (RAC) are considered earned under alternative revenue programs, as these amounts represent contracts with the regulator and not with customers. Such revenues are presented separately from revenues from contracts with customers and classified as Alternative revenue programs, net of amortization on the condensed consolidated statements of income and comprehensive income. The activity within this line item is comprised of current period deferral adjustments, which can either be a collection from or a refund to customers, and is net of any related amortization. When amounts related to alternative revenue programs are ultimately included in prices and customer bills, the amounts are included within Revenues, net, with an equal and offsetting amount of amortization recorded on the Alternative revenue programs, net of amortization line item. Under the RAC, in 2024 and through February 28, 2025, the Company has deferred amounts related to the Clearwater Wind Development (Clearwater). For further information, see “Clearwater RAC” in the Regulatory Assets and Liabilities section of Note 3, Balance Sheet Components.

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

NOTE 3: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net includes $135 million and $177 million of unbilled revenues as of March 31, 2025 and December 31, 2024, respectively. Accounts receivable, net includes an allowance for uncollectible accounts of $13 million and $12 million as of March 31, 2025 and December 31, 2024, respectively. The following summarizes activity during 2025 in the allowance for credit losses (in millions):

Three Months Ended March 31,
Balance as of beginning of period	$12
Increase in provision	3
Amounts written off	(4)
Recoveries	2
Balance as of end of period	$13

Inventories

PGE’s inventories, which are recorded at average cost, consist primarily of materials and supplies for use in operations, maintenance, and capital activities, as well as fuel, which includes natural gas, coal, and oil, for use in the Company’s generating plants. Periodically, PGE assesses whether inventories are recorded at the lower of average cost or net realizable value.

Other Current Assets

Other current assets consist of the following (in millions):

	March 31, 2025	December 31, 2024
Prepaid expenses	$119	$81
Assets from price risk management activities	26	32
Margin deposits	70	125
Other current assets	$215	$238

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	March 31, 2025	December 31, 2024
Electric utility plant in-service	$15,028	$14,863
Construction work-in-progress	693	567
Total cost	15,721	15,430
Less: accumulated depreciation and amortization	(5,187)	(5,085)
Electric utility plant, net	$10,534	$10,345

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $630 million and $611 million as of March 31, 2025 and December 31, 2024, respectively. Amortization expense related to intangible assets was $19 million and $18 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	March 31, 2025			December 31, 2024
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$83		$60	$115		$70
Pension and other postretirement plans	—		84	—		84
Trojan decommissioning activities	—		162	—		161
February 2021 ice storm and damage	13		43	14		44
January 2024 storm and damage	—		46	—		46
Reliability contingency events	—		95	—		90
2020 Labor Day wildfire	5		18	6		18
Wildfire mitigation	44		—	43		—
Other	19		125	27		119
Total regulatory assets	$164		$633	$205		$632
Regulatory liabilities:
Asset retirement removal costs	$—		$1,210	$—		$1,199
Deferred income taxes	—		174	—		179
Clearwater RAC	41		4	—		40
Other	40		24	53		22
Total regulatory liabilities	$81	*	$1,412	$53	*	$1,440
* Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

January 2024 storm and damage—Beginning January 13, 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allows PGE to seek recovery of incremental storm expenses through the OPUC pre-authorized emergency deferral mechanism, subject to the application of an earnings test. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC, under Docket

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
UM 2190, related to the emergency restoration costs for the January storm, and through March 31, 2025 the Company had deferred $46 million, including interest, under the deferral. PGE's 2024 preliminary regulated return on equity, based on actual results, did not exceed the OPUC's authorized rate. PGE believes the full amounts deferred as of March 31, 2025 are probable of recovery under the emergency deferral mechanism. The Company anticipates submitting a request for recovery early in the third quarter of 2025. The OPUC has significant discretion in making the final determination of recovery, and their conclusion of overall prudence, including application of the earnings test, could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Reliability contingency events—As approved by the OPUC in PGE’s 2024 GRC, the Reliability Contingency Event (RCE) mechanism allows PGE to defer and recover 80% of prudent costs for RCEs above amounts forecasted in the Company’s Annual Power Cost Update Tariff, without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing power cost adjustment mechanism (PCAM). As of March 31, 2025, PGE’s deferred balance related to RCEs was $95 million, which includes $92 million related to RCEs deferred in 2024 and $3 million related to RCEs deferred in 2025. PGE files the results of the PCAM annually with the OPUC no later than July 1, initiating a regulatory review process that typically results in a final determination and order from the OPUC by the end of the year of filing, with any resulting refund or collection impacting customer prices effective January 1 of the following year. RCE costs incurred in 2024 and in 2025 will be included in the PCAM for 2024 and 2025, which the Company expects to file no later than July 1, 2025 and 2026, respectively. PGE believes the deferred amounts as of March 31, 2025 are probable of recovery. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Wildfire Mitigation represents incremental costs and investments made by PGE related to efforts on its system to mitigate the risk of wildfire and improve resiliency to wildfire damage under Oregon Senate Bill 762, enacted in 2021. These efforts include enhanced tree and brush clearing, hardening and undergrounding equipment, and making emergency plans in close partnership with various land and emergency management agencies to further expand the use of a public safety power shutoff, when the risk warrants. In December 2024, PGE submitted its 2025 risk-based Wildfire Mitigation Plan, which is expected to be reviewed by the OPUC on June 26, 2025.

As of March 31, 2025 and December 31, 2024, PGE’s deferred balance related to incremental wildfire mitigation operating expenses was $44 million and $43 million, respectively. The 2025 balance is comprised of:
•Pre-AAC—Prior to establishing the collections noted below, PGE had deferred incremental costs related to wildfire mitigation and as of March 31, 2025 this balance was $5 million, which will fully amortize by September 30, 2025.
•2023 Base rates—The outcome of PGE’s 2022 GRC provided an annual amount of $24 million to be collected in base rates for recovery of operating expenses related to wildfire mitigation efforts beginning May 9, 2022, through December 31, 2023. As of March 31, 2025, there was $1 million in the balancing account. In February 2025, the OPUC approved an advice filing that allows for the recovery of these costs over a twelve-month period, which began March 1, 2025.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
•2024 AAC—Beginning January 1, 2024, and in conjunction with the Company’s 2024 GRC proceeding, PGE removed the $24 million of wildfire mitigation operations and maintenance (O&M) expense recovery from base rates, with the intent of recovering the current year forecasted O&M expense within the automatic adjustment clause in a separate tariff. On February 16, 2024, PGE submitted an advice filing to the OPUC to update the tariff to reflect prospective wildfire mitigation costs for 2024, which included $45 million of O&M expense and $4 million for the revenue requirement of capital placed in service. On July 23, 2024, the OPUC reached a decision that allowed PGE to begin collecting $24 million of O&M expense and $4 million for the revenue requirement of capital placed in service. Collection is occurring over a nine-month period, which began August 1, 2024. Although the approved amount of collections in 2024 was less than actual costs, PGE does not believe it is precluded from deferring such costs and believes they are prudently incurred and probable of recovery. Any differences between actual expense and customer collections will be recorded as regulatory assets or liabilities within the automatic adjustment clause balancing account, which will be subject to a prudence review, but will not be subject to an earnings test. As of March 31, 2025, there was $28 million deferred as a regulatory asset in the balancing account. PGE anticipates submitting an additional filing to seek recovery of the remaining O&M expense in the third quarter of 2025. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.
•2025 AAC—In conjunction with PGE’s filed 2025 Wildfire Mitigation Plan, PGE submitted a series of advice filings in 2025 with the intent of recovering the $56 million related to O&M and $12 million related to the capital revenue requirement in a two-phased approach. The first phase, which includes $24 million of O&M to be collected over a twelve-month period, was approved by the OPUC in February 2025, with a tariff effective date of March 1, 2025. The second phase, which was requested with a tariff effective date of May 14, 2025 and includes the remaining $32 million O&M and the entire $12 million related to capital revenue requirement, is still pending OPUC approval. Although the OPUC has only approved a portion of PGE’s 2025 wildfire mitigation O&M, PGE does not believe it is precluded from deferring such costs. Any differences between actual expense and customer collections will be recorded as regulatory assets or liabilities within the automatic adjustment clause balancing account, which will be subject to a prudence review, but will not be subject to an earnings test. As of March 31, 2025, there was $10 million deferred as a regulatory asset in the balancing account. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Clearwater RAC—The Clearwater RAC represents all costs and benefits associated with the Clearwater wind facility. Under the RAC, during 2023, the Company submitted a filing for Clearwater proposing to defer the revenue requirement, net of NVPC benefits, from the in-service date of January 2024 until Clearwater was reflected in customer prices, which was March 1, 2025. For the year ended December 31, 2024, PGE deferred the revenue requirement, net of NVPC benefits resulting in a net regulatory liability of $40 million, which began amortizing as a refund to customers on March 1, 2025 over a twelve month period, as approved in Order 25-075 issued February 21, 2025. For the period of January 1, 2025 through February 28, 2025, PGE deferred an additional net $7 million regulatory liability, which remains subject to a future regulatory review, representing the deferred revenue requirement that PGE believes is probable of recovery, net of NVPC that is probable of refund to customers under the RAC for that period. The OPUC has significant discretion on overall prudence and in making the final determination of recovery or refund. Any cost disallowance or increased refunds would be recognized as a charge to earnings.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	March 31, 2025	December 31, 2024
Accrued employee compensation and benefits	$56	$80
Accrued taxes payable	32	36
Accrued interest payable	54	49
Accrued dividends payable	57	57
Regulatory liabilities—current	81	53
Margin deposits from wholesale counterparties	11	5
Other	146	130
Total accrued expenses and other current liabilities	$437	$410

Credit Facilities

On September 10, 2024, PGE entered into an amendment of its existing revolving credit facility that extended the scheduled expiration into September 2029. As of March 31, 2025, PGE had a $750 million revolving credit facility that provides the Company the ability to expand to $850 million, if needed. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of March 31, 2025, PGE was in compliance with this covenant with a 55.2% debt-to-total capital ratio and had no outstanding balance on the revolving credit facility. As a result of the policy to backup commercial paper borrowings, the aggregate unused available credit capacity under the credit facility was $750 million.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility in order to allow for coverage of any potential need to repay commercial paper that may be outstanding at the time. As of March 31, 2025, PGE had no commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has four letter of credit facilities that provide a total capacity of $320 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $133 million were outstanding as of March 31, 2025. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

Pursuant to an order issued by the FERC, the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2026.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Long-term Debt

On March 25, 2025, PGE entered into a Bond Purchase Agreement related to the sale of $310 million in First Mortgage Bonds (FMBs). The Bonds were issued and funded in full on March 25, 2025 and consist of:
•a series, due in 2035, in the amount of $60 million that will bear interest from its issuance date at an annual rate of 5.36%;
•a series, due in 2045, in the amount of $50 million that will bear interest from its issuance date at an annual rate of 5.72%; and
•a series, due in 2055, in the amount of $200 million that will bear interest from its issuance date at an annual rate of 5.84%.

On November 14, 2024, PGE drew a $220 million loan under a 366-day term loan agreement. On December 31, 2024, PGE repaid $50 million of the term loan and, on March 31, 2025, the Company repaid another $102 million, leaving an outstanding balance of $68 million.

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Service cost	$2	$3
Interest cost*	8	8
Expected return on plan assets*	(9)	(10)
Net periodic benefit cost	$1	$1

* The net expense portion of non-service cost components are included in Miscellaneous income, net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE estimated the fair value of financial asset and liability instruments as of March 31, 2025 and December 31, 2024, and classified these financial instruments based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

The Company’s financial assets and liabilities whose values were recognized at fair value in the Company’s condensed consolidated balance sheets are as follows by level within the fair value hierarchy (in millions):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$—	$—	$—	$—	$—
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	15	12	—	—	27
Corporate credit	—	9	—	—	9
Money market funds	—	—	—	8	8
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	2	—	—	—	2
Paid Leave Oregon Trust
Money market funds	—	—	—	5	5
Price risk management activities: (1) (4)
Electricity	—	21	4	—	25
Natural gas	—	8	—	—	8
	$17	$50	$4	$13	$84
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$19	$39	$—	$58
Natural gas	—	114	4	—	118
	$—	$133	$43	$—	$176

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

	As of December 31, 2024
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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of March 31, 2025
Electricity physical forwards	$—	$37	Discounted cash flow	Electricity forward price (per megawatt hour (MWh))	$17.00	$92.81	$55.63
Natural gas financial swaps		4	Discounted cash flow	Natural gas forward price (per Decatherm)	1.84	2.90	2.30
Electricity financial futures	4	2	Discounted cash flow	Electricity forward price (per MWh)	23.00	100.00	59.54
	$4	$43
As of December 31, 2024
Electricity physical forwards	$—	$28	Discounted cash flow	Electricity forward price (per MWh)	$14.00	$99.68	$59.43
Natural gas financial swaps	—	4	Discounted cash flow	Natural gas forward price (per Decatherm)	1.86	6.53	2.68
Electricity financial futures	1	3	Discounted cash flow	Electricity forward price (per MWh)	27.00	110.00	70.55
	$1	$35

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Balance as of the beginning of the period	$34	$45
Net realized and unrealized losses/(gains)*	9	(2)
Transfers from Level 3 to Level 2	(4)	—
Balance as of the end of the period	$39	$43
* Both realized and unrealized losses/(gains), of which the unrealized portions are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Revenues, net or Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income. Includes $1 million net realized gains for the three months ended March 31, 2025 and $1 million net realized losses for the three months ended March 31, 2024.

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

As of March 31, 2025, the carrying amount of PGE’s long-term debt was $4,731 million, net of $16 million of unamortized debt expense, and its estimated aggregate fair value was $4,217 million. As of December 31, 2024, the carrying amount of PGE’s long-term debt was $4,524 million, net of $15 million of unamortized debt expense, and its estimated aggregate fair value was $3,963 million.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	March 31, 2025	December 31, 2024
Current assets:
Commodity contracts:
Electricity	$21	$18
Natural gas	5	14
Total current derivative assets (1)	26	32
Noncurrent assets:
Commodity contracts:
Electricity	4	1
Natural gas	3	1
Total noncurrent derivative assets (1)	7	2
Total derivative assets (2)	$33	$34
Current liabilities:
Commodity contracts:
Electricity	$23	$32
Natural gas	86	115
Total current derivative liabilities	109	147
Noncurrent liabilities:
Commodity contracts:
Electricity	35	24
Natural gas	32	48
Total noncurrent derivative liabilities	67	72
Total derivative liabilities (2)	$176	$219
(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.
(2) As of March 31, 2025 and December 31, 2024, no commodity derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	March 31, 2025		December 31, 2024
Commodity contracts:
Electricity	2	MWhs	2	MWhs
Natural gas	198	Decatherms	199	Decatherms
Foreign currency	$35	Canadian	$34	Canadian
PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of March 31, 2025, gross amounts included as Price risk management liabilities subject to master netting agreements were $33 million, entirely for natural gas, for which PGE has posted $10 million

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
collateral. As of December 31, 2024, gross amounts included as Price risk management liabilities subject to master netting agreements were $41 million, all of which was for natural gas, for which PGE had posted $16 million collateral.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Revenues, net or Purchased power and fuel, as applicable, in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Commodity contracts:
Electricity	$9	$(19)
Natural Gas	14	14

Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended March 31, 2025 and 2024, net gains of $46 million and net gains of $49 million, respectively, have been offset.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss/(gain) recorded as of March 31, 2025 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Commodity contracts:
Electricity	$(2)	$5	$4	$3	$3	$20	$33
Natural gas	62	42	5	1	—	—	110
Net unrealized loss/(gain)	$60	$47	$9	$4	$3	$20	$143

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2025 was $161 million, for which PGE has posted $55 million in collateral, consisting of $18 million of letters of credit and $37 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered at March 31, 2025, the cash requirement to either post as collateral or settle the instruments immediately would have been $118 million. As of March 31, 2025, PGE had no cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheets.

As of March 31, 2025, PGE held from counterparties $10 million in collateral, consisting of $5 million of letters of credit and $5 million of cash. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

NOTE 6: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of: i) employee stock purchase plan shares; ii) contingently issuable time-based and performance-based restricted stock units, along with associated dividend equivalent rights; and iii) shares issuable pursuant to the at-the-market offering program. See Note 7, Shareholders’ Equity, for additional information on the at-the-market offering program and the resulting impact on earnings per share. Unvested performance-based restricted stock units and associated dividend equivalent rights are included in dilutive potential common shares only after the performance criteria have been met. Anti-dilutive stock awards are excluded from the calculation of diluted earnings per common share.

For the three months ended March 31, 2025, unvested performance-based restricted stock units and related dividend equivalent rights of 617 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 507 thousand shares excluded for the three months ended March 31, 2024.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Weighted-average common shares outstanding—basic	109,423	101,299
Dilutive effect of potential common shares	260	168
Weighted-average common shares outstanding—diluted	109,683	101,467

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three and three-month periods ended March 31, 2025 and 2024 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2024	109,342,251	$2,118	$(4)	$1,680	$3,794
Issuances of shares pursuant to equity-based plans	161,074	—	—	—	—
Stock-based compensation	—	5	—	—	5
Dividends declared ($0.5000 per share)	—	—	—	(55)	(55)
Net income	—	—	—	100	100
Balances as of March 31, 2025	109,503,325	$2,123	$(4)	$1,725	$3,844

Balances as of December 31, 2023	101,159,609	$1,750	$(5)	$1,574	$3,319
Issuances of shares pursuant to equity-based plans	148,926	—	—	—	—
Stock-based compensation	—	—	—	—	—
Issuances of shares pursuant to equity agreements	1,714,972	78	—	—	78
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.4750 per share)	—	—	—	(48)	(48)
Net income	—	—	—	109	109
Balances as of March 31, 2024	103,023,507	$1,828	$(4)	$1,635	$3,459

At-the-Market Offering Program—In July 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through at-the-market offering programs. In the fourth quarter of 2024 the Company entered into forward sale agreements for 1,420,049 shares. In December 2024, the Company issued 1,066,549 shares pursuant to the forward sale agreements and received net proceeds of $50 million. In the first quarter of 2025 the Company entered into forward sale agreements for 1,996,890 shares. The Company could have physically settled the remaining amount by delivering 2,350,390 shares in exchange for cash of $104 million as of March 31, 2025. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

Prior to settlement, the potentially issuable shares pursuant to the agreements will be reflected in PGE’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PGE’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the agreements less the number of shares that could be purchased by PGE in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of PGE’s stock during the reporting period is higher than the average forward sale price during the reporting period. As of the three months ended March 31, 2025, no shares were included in the calculation of diluted EPS related to the securities under the agreements. For additional information concerning the Company’s diluted earnings per share, see Note 6, Earnings Per Share.

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

On November 18, 2024, the EPA issued a Special Notice Letter to 60 entities, including PGE, with requirements and deadlines that may ultimately lead to litigation, in relation to Portland Harbor. The EPA has recommended that recipients coordinate their response, which are now due May 30, 2025. Formal negotiations are anticipated to take approximately two years, concluding in fall 2026 and no later than May 2027.

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

Richard Burnett; Colstrip Properties Inc., et al v. Talen Montana, LLC; PGE, et al.—In December 2020, the original claim was filed in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. The plaintiffs alleged they suffered adverse effects from the defendants’ coal dust. In 2021, the claim was amended to add PGE as a defendant. Plaintiffs were seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties, as determined by the Court. The trial date had been rescheduled for June 2, 2025, however, in March 2025, parties reached tentative agreement that will not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

NOTE 9: GUARANTEES

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of March 31, 2025, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes tax credits, regulatory flow-through adjustments, and other items, applied to the Company’s year-to-date, pre-tax income. The significant differences between the Federal statutory tax rate and PGE’s effective tax rate are reflected in the following table:

	Three Months Ended March 31,
	2025	2024
Federal statutory tax rate	21.0%	21.0%
Federal tax credits*	(9.5)	(16.2)
State and local taxes, net of federal tax benefit	8.6	9.1
Flow-through depreciation and cost basis differences	(0.5)	0.2
Reversal of excess deferred income tax	(2.0)	(3.3)
Executive Compensation	0.8	0.5
Other	(0.4)	(0.6)
Effective tax rate	18.0%	10.7%

* Federal tax credits primarily consist of production tax credits (PTCs) earned from Company-owned wind-powered generating facilities as well as amortization of investment tax credits (ITCs). PTCs are earned based on a per-kilowatt hour rate and, as a result, the annual amount of PTCs earned will vary based on weather conditions and availability of the facilities. PTCs are earned for 10 years from the in-service dates of the corresponding facilities. PGE’s PTC generation will end at various dates through 2033. The generation of production tax credits from Tucannon River Wind Farm ended in 2024. ITCs are deferred and amortized as a reduction of income tax expense over the estimated useful lives of the related properties.

Carryforwards

Federal tax credit carryforwards as of March 31, 2025 and December 31, 2024 were $76 million and $69 million, respectively. These credits primarily consist of PTCs, which will expire at various dates through 2045. PGE included anticipated proceeds from the sale of tax credits in determining the need for a valuation allowance. PGE believes that it is more likely than not that its deferred income tax assets as of March 31, 2025 will be realized, however a valuation allowance has been recorded for the expected discount on the sale of tax credits. The valuation allowance as of March 31, 2025 was $1 million and was deferred as a regulatory asset. As of December 31, 2024,

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
no material valuation allowance was recorded. As of March 31, 2025, and December 31, 2024, PGE had no material unrecognized tax benefits.

NOTE 11: SEGMENT INFORMATION

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

The table below provides information about the Company’s single business segment, including significant segment expenses, and includes reconciliation to Consolidated Net Income (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Total revenues	$928	$929
Operating expenses:
Purchased power and fuel	368	405
Operating and maintenance expense:
Generation, transmission and distribution	110	99
Administrative and other	96	95
Total operating and maintenance expense	206	194
Depreciation and amortization	140	121
Taxes other than income taxes	46	47
Total operating expenses	760	767
Income from operations	168	162
Interest expense, net:
Interest expense	60	55
Allowance for borrowed funds used during construction	(4)	(4)
Total interest expense, net	56	51
Other income, net:	10	11
Income before income taxes	122	122
Income tax expense	22	13
Net income	$100	$109

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Certain additional financial information relating to the Company’s single business segment was as follows (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Total assets	$12,695	$11,588
Capital expenditures	359	325

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition to any assumptions and other factors and matters referred to specifically in connection with forward-looking statements, factors that could cause actual results or outcomes for PGE to differ materially from those discussed in such forward-looking statements include:

•governmental policies, executive orders, legislative action, and regulatory audits, investigations, and actions, including those of the Federal Energy Regulatory Commission (FERC), the Public Utility Commission of Oregon (OPUC), the United States Securities and Exchange Commission (SEC), and the Division of Enforcement of the Commodity Futures Trading Commission, with respect to allowed rates of return, financings, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs, operating expenses, deferrals, timely recovery of costs and capital investments, energy trading activities, and current or prospective wholesale and retail competition;
•economic conditions that result in decreased demand for electricity, reduced revenue from sales of excess energy during periods of low wholesale market prices, impaired financial stability of vendors and service providers, and elevated levels of uncollectible customer accounts;
•trade tariffs, inflation, and volatility in interest rates;
•the impacts of changes in the tax code, including tax rates, minimum tax rates, adjustments made to deferred tax assets and liabilities, and changes impacting the availability of and ability to transfer renewable tax credits;

•risks and uncertainties related to current or future All-Source RFP projects, including, but not limited to regulatory processes, transmission capabilities, system interconnections, inflationary impacts, supply chain constraints, supply cost increases (including application of trade tariffs), permitting and construction delays, available tax credits, counterparty credit risk, and legislative uncertainty;
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
•unseasonable or severe weather and other natural phenomena, such as the greater size and prevalence of wildfires in Oregon in recent years, which could affect public safety, customers’ demand for power, and PGE’s financial health and ability and cost to procure adequate power and fuel supplies to serve its customers, access the wholesale energy market, or operate its generating facilities and transmission and distribution systems, and the Company’s costs to maintain, repair, and replace such facilities and systems, and recovery of such costs;
•ignitions caused by PGE assets or PGE’s ability to effectively implement a public safety power shut off (PSPS) and de-energize its system in the event of heightened wildfire risk or implement effective system hardening programs, the inability of which could lead to potential liability if energized systems were involved in wildfires that cause harm, as well as the risk that damages from wildfires may not be recoverable through prices or insurance, resulting in impact to the financial condition or reputation of the Company;
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
•changes in the availability and price of wholesale power and fuels, including natural gas and coal, and the impact of such changes, including the potential impact of trade tariffs, on the Company’s power costs;
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
•changes in, compliance with, and general uncertainty around environmental laws and policies;
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
•reputational damage from negative publicity, protests, fines, penalties and other negative consequences resulting in regulatory and/or legal actions;
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

PGE is a vertically-integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity in the State of Oregon (State). The Company participates in wholesale markets by purchasing and selling electricity, natural gas, and environmental credits in an effort to meet the needs of, and obtain reasonably-priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts. In addition, PGE continues to develop products and service offerings for the benefit of retail and wholesale customers. The Company generates revenues and cash flows primarily from the sale and distribution of electricity to retail customers in its service territory in the State.

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

Empowering customers and communities—PGE’s customers have a desire for purchasing clean energy, as over 227 thousand residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100% clean and renewable electricity by 2035 and 100% economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area have similar goals and continue to consider similar goals for the future.

The Company implemented a customer subscription option, the Green Future Impact Program, which is a renewable energy program that allows large business and municipal customers to have a choice in how they source their electricity. Under the Green Future Impact Program, customers can enroll in a Customer-Supplied Option (CSO) or PGE-Supplied Option (PSO). Under the CSO, participants are responsible for finding a renewable energy facility that meets established requirements and bringing those resources to PGE. Under the PSO, customers who enrolled in Phase I can receive energy from PGE-provided purchased power agreements (PPAs) for renewable resources and customers who enroll in Phase II can receive energy either from PGE-provided PPAs for renewable resources or energy from renewable resources that are PGE owned, under certain conditions.

As of March 31, 2025, the Green Future Impact Program has an approved capacity of 750 megawatts (MW) nameplate, of which 482 megawatts (MW) have been subscribed. Through this voluntary program, the Company seeks to support customers’ clean energy acceleration.

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

Investing in a Clean Energy Future

The Resource Planning Process— PGE’s resource planning process includes working with customers, stakeholders, and regulators to chart the course toward a clean, affordable, and reliable energy future. With the passage of HB 2021, PGE created a Clean Energy Plan (CEP), which articulates the Company’s strategy to make continued progress towards the 2030, 2035, and 2040 emission reduction targets through an equitable transition to a decarbonized grid. The CEP is based on, and was filed in connection with, the Company’s 2023 Integrated Resource Plan (IRP). PGE filed its first combined IRP and CEP with the OPUC in March 2023. That filing projected PGE’s resource and capacity needs over the next 20 years and proposed an Action Plan to meet near-term needs, subject to the new HB 2021 emissions reduction requirements.

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

On January 25, 2024, the OPUC acknowledged PGE’s IRP, subject to certain conditions, providing regulatory support for the Company to pursue the near-term resource additions articulated in the Action Plan. However, the OPUC declined to acknowledge the CEP, directing the Company to provide additional forecast of its emission reductions based on new analysis in the CEP/IRP Update to be filed in June 2025. PGE will continue to pursue its 2023 All-Source RFP while revising forecasts of emissions in the CEP.

2021 and 2023 All-Source RFPs

Pursuant to the 2021 All-Source RFP process, which sought approximately 1,000 MW of renewable resources and non-emitting dispatchable capacity, PGE entered into agreements to acquire resources as follows:
•Clearwater Wind Development (Clearwater)—The 311 MW wind energy facility is part of the larger Clearwater Wind Development in Eastern Montana. PGE owns 208 MW of production capacity of the facility. Subsidiaries of NextEra Energy Resources, LLC, which operates the facility, owns the remaining 103 MW of production capacity and sells their portion of the output to PGE under a 30-year PPA.
•Seaside Grid—The 200 MW Battery Energy Storage System (BESS) facility, located in Portland, Oregon has an estimated commercial operation date of June 30, 2025 and will be owned by PGE. As of March 31, 2025, the Company has recorded $334 million, including AFUDC, in construction work-in-progress (CWIP) for the Seaside Grid.
•Constable BESS (formerly Evergreen)—The 75 MW BESS facility, located in Hillsboro, Oregon was placed in service on December 20, 2024 and is owned by PGE. As of March 31, 2025, the Company has recorded $157 million in Electric Utility Plant, net, including AFUDC.
•Sundial BESS (formerly Troutdale Grid)—The 200 MW BESS facility, located in Troutdale, Oregon reached commercial operations on December 20, 2024. NextEra Energy Resources, LLC owns the resource and sells the capacity to PGE under a 20-year agreement.

The agreements related to the Clearwater Wind Development and all BESS agreements represent the final procurement from the 2021 All-Source RFP. Resources required to meet the remaining 2030 need are anticipated to be procured through future acquisition processes, including, but not limited to, the 2023 All-Source RFP and future RFPs.

All BESS projects will be directly interconnected to PGE’s transmission and distribution system. In the event emissions are associated with energy obtained to charge the BESS, they are accounted for when they are emitted from the generating facility. As such, BESS projects do not add incremental emissions to the grid, and therefore, are considered non-emitting dispatchable capacity resources. The BESS facilities qualify for the federal investment tax credits (ITCs). The agreements related to the Clearwater Wind Development qualify for production tax credits (PTCs) and are eligible under Oregon’s Renewable Portfolio Standard (RPS). The agreements will be subject to prudency review by the OPUC.

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

On December 12, 2024, Project 1 in Group A notified PGE that it was withdrawing from commercial negotiations. PGE continues to negotiate with the remaining Group A projects and aims to finalize contracts over the second half of 2025.

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

Both the 2021 and 2023 RFPs were the subject of regulatory and legal challenges initiated by NewSun Energy LLC, focused on the scoring methodology of the RFPs and OPUC acknowledgement of the final shortlists. Two of NewSun’s challenges to the 2021 RFP were dismissed as moot in recent court decisions, although NewSun has indicated it will file further appeals. PGE has joined the proceedings as an intervenor, and the remaining challenges are in various stages of litigation or regulatory review. PGE cannot predict the outcome of these proceedings or potential impact, if any, on its 2021 and 2023 All-Source RFP process.

NewSun was an intervenor in the Clearwater RAC proceeding in Docket UE 427, in which the OPUC rejected NewSun’s proposals to change the RFP oversight process but adopted conditions proposed by OPUC staff on how PGE should recognize Clearwater’s capacity factor and transmission assumptions in its AUT and PCAM beginning in 2025. While PGE is seeking review of the OPUC’s February 21, 2025 order adopting the conditions, PGE cannot predict the outcome or potential impact, if any, on future RFP, AUT, or PCAM proceedings.

2025 All-Source RFP

PGE filed notice with the OPUC in November 2024 that an RFP in 2025 was needed to procure resources to meet a forecasted 2029 capacity shortfall and to make continued progress toward decarbonization targets under HB 2021. These actions were consistent with the 2023 IRP Action Plan and CEP. PGE filed the draft 2025 All-Source RFP on April 17, 2025.

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

On May 28, 2024, PGE signed a non-binding memorandum of understanding in the development of the North Plains Connector, an approximately 415-mile, high-voltage direct-current (HVDC) transmission line to be constructed with endpoints near Bismarck, North Dakota and Colstrip, Montana. The parties have entered negotiations with the United States Department of Energy (U.S. DOE) to finalize the project objectives, terms, and conditions, including the Company’s participation, which is expected to involve a 20% ownership share of the approximately $3.2 billion total investment of the project. On August 6, 2024, the project was awarded a $700 million grant from the U.S. Department of Energy’s Grid Resilience and Innovation Partnerships (GRIP) program to further support its development and would reduce the overall total investment of the project. A portion of the GRIP funding is allocated to assess upgrades to the Colstrip Transmission System. See “Federal Grants” in this Overview for further discussion over the impacts of Federal grants and effect of Presidential executive orders.

The North Plains Connector would be the nation’s first HVDC transmission connection among three regional U.S. electric energy markets, providing additional flexibility and the sharing of resources across multiple time zones. PGE's resource planning process indicates the need for transmission to provide additional transfer capacity, access to diverse energy resources, access to enhanced wholesale markets, and ease congestion on the existing western transmission system. PGE continues to explore the North Plains Connector as a resource to meet those load-service needs.

The U.S. DOE selected the Confederated Tribes of Warm Springs (CTWS) with PGE as a subrecipient under the grant, for a $250 million grant to upgrade the existing 230 kV Bethel-Round Butte Transmission line to 500 kV. The project will accelerate the development of transmission capacity, enabling new generation in Central and Eastern Oregon to reach customer demand loads in Western Oregon. The added capacity and associated upgrades will also increase resiliency of the transmission system as well as resiliency of the CTWS communities by increasing resources available to the CTWS to support economic growth opportunities. See “Federal Grants” in this Overview for further discussion over the impacts of Federal grants and the potential effect of Presidential executive orders.

Building a resilient grid—To serve communities with clean energy, PGE’s grid of the future will need to be smart and adaptive. Highlights of PGE’s key investments and plans for building a resilient grid include:
•Wildfire Mitigation—PGE has a Wildfire Mitigation Program under which an annual Wildfire Mitigation Plan (WMP) is developed and submitted to the OPUC, as required by State law, to coordinate activities across the Company and with State-wide stakeholders. The 2025 WMP Update forecasts $53 to $57 million in operations and maintenance costs and an additional $57 to $78 million in capital investments, for the year ending 2025, to continue system hardening efforts, expand situational awareness capabilities, implement specific inspection and maintenance along with vegetation management, raise community and customer awareness, and take operational actions within high fire risk zones. PGE strives to improve regional safety by mitigating the risk that PGE’s electric utility infrastructure could cause a wildfire, while limiting the impacts of PSPS events and other mitigation activities on customers and increasing the resiliency of PGE assets to wildfire damage. In the three months ended March 31, 2025, PGE invested $8.5 million in capital projects related to wildfire mitigation and resiliency and utility asset management, consistent with the 2025 WMP.
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
•Distribution System Plan (DSP)—In 2021 and 2022, PGE filed its inaugural DSP in two parts, which were accepted by the OPUC in March 2022 and February 2023, respectively. The OPUC Staff finalized their review of modifications to the current DSP guidelines in the fourth quarter of 2024 and PGE filed its next DSP in December 2024, fully compliant with the updated requirement. The DSP outlines distribution system assets, describes how the Company plans for new load, including distributed resources such as EVs and rooftop solar installations, and presents the vision for modernizing the grid to enable accelerated decarbonization and customer participation in meeting PGE’s clean energy goals.

Electrify the economy—To help Oregon reach its decarbonization goals, PGE is committed to increasing electrification of buildings and supporting vehicle electrification for customers, as well as its own vehicle fleet.
Transportation electrification (TE) is one of the most significant ways to reduce GHG emissions in Oregon. PGE is engaged with customers and communities to manage EV charging load, develop infrastructure projects aimed at improving accessibility to EV charging stations, build electric fleet partnerships, and offer programs to support customers’ transitions to TE.
In October 2023, the OPUC accepted PGE’s second TE plan, which covers the 2023 to 2025 time period and considers current and planned activities, along with forecasted EV loads. To date, PGE has incurred $10 million in capital expenditures under the current TE plan. PGE is planning to submit its draft 2026-2028 TE plan in July 2025.
PGE continues to pursue advanced technologies to enhance the grid, pursue energy storage, and develop microgrids and the use of data and analytics to better predict demand and support energy-saving customer programs.

Laws and Regulations

Trade Tariffs—Recently, trade tariffs were imposed through presidential executive orders. While some tariffs scheduled to take effect were temporarily suspended, broad tariffs remain in effect. Trade tariffs may increase the cost of imported materials and equipment, disrupt supply chains, drive economic volatility, and create adverse capital and credit market conditions. For example, the cost of steel utility poles, meters, transformers, and specialized electrical equipment, among other items, may increase materials and supplies balances that are ultimately issued out to capital projects. Similarly, prices may rise for necessary components in resources considered for acquisition in PGE’s All-Source RFPs. For further information on the Company’s RFPs, see “The Resource Planning Process” in the Investing in a Clean Energy Future section of this Overview. While PGE’s Canadian natural gas imports are not expected to be impacted by the current state of trade tariffs due to the imports being U.S.-Mexico-Canada Agreement compliant, the future of trade tariff impacts on such imports is uncertain. The Company is unable to reasonably estimate the effects of the rapidly evolving trade tariff landscape, which could include project delays, cost increases, and obstacles to PGE’s strategic plan execution. PGE is closely monitoring the impacts of trade tariffs and the potential effect they may have on the Company’s financial position, results of operations, or cash flows.

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

As of March 31, 2025, PGE has been associated with the submission of 42 grant applications as the recipient or Sub-recipient and has been awarded 16 grants totaling $319 million, including the following:
•U.S. DOE Bethel-Round Butte Transmission Line Upgrade—The U.S. DOE selected the CTWS, with PGE as a subrecipient under the grant, for a $250 million grant to upgrade the existing 230 kV Bethel-Round Butte Transmission Line to 500 kV. The U.S DOE and the CTWS, as the prime recipient, entered into a Cooperative Agreement on August 13, 2024. Subsequently the CTWS entered into a subrecipient agreement with PGE on December 1, 2024. These agreements memorialize the funding and scope for the multiyear transmission line upgrade. See “Transmission Upgrades” in this Overview for further discussion.
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

As of March 31, 2025, PGE has incurred an immaterial amount of costs associated with its Federal grants and continues to assess the impacts of these federal grants on the Company’s financial position and results of operations. A series of Presidential executive orders were recently issued related to energy and environmental policies. These orders could lead to delays, reviews, and potential terminations or modifications of grants. PGE is analyzing these executive orders to understand their potential impact on grant funding, and associated work that was originally required as a part of certain Community Benefits Plans. As of March 31, 2025, the grants disclosed above continue to be executed. Although PGE continues to apply for additional grants, the Company cannot predict the ultimate timing and success of securing funding from federal programs, or predict the outcome of existing grants.

Inflation Reduction Act of 2022—The Inflation Reduction Act of 2022 (IRA) was signed into law in August 2022 with a majority of the provisions effective for tax years beginning after December 31, 2022.

The United States Treasury and the Internal Revenue Service released extensive rules addressing credit transfer eligibility and application, including but not limited to, required registration, filing, and documentation for transferors and transferees to elect and claim a credit transfer. In December 2023, PGE received approval from the OPUC to transfer 2023 PTCs and record any difference in the full value and the discounted value in a property balancing account. Consistent with options available under the IRA, the Company transferred 2023 credits with the final transfer occurring in the first quarter of 2024. On April 17, 2024, PGE received approval from the OPUC to transfer 2024 and 2025 PTCs and record any difference between the full value and the discounted value in a property balancing account. On December 11, 2024, PGE received approval from the OPUC to transfer 2024 ITCs and return the net proceeds from the sale to PGE customers. PGE has entered into agreements to transfer 2023 to 2025 tax credits and transferred $112 million, net of discounts, for cash proceeds in 2024. The Company expects to generate and transfer approximately $158 million in tax credits in 2025.

The Company believes the tax incentives in the IRA provide additional investment opportunities for PGE and provide benefits to customers. Increased capital expenditures in such investment opportunities would likely result in additional financing needs through debt and equity instruments. PGE continues to monitor for potential impacts to its business due to executive orders that may change tax incentives under IRA programs. Potential modifications to or repeal of the IRA tax credits, normalization rules, and transferability of credits, may substantially influence renewable energy development and ongoing generation and battery storage investments. Such changes could have a material impact on PGE’s results of operations, financial position, and cash flows.

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
PGE expects to meet the 2025 RPS threshold.

EPA Regulations for Electric Generating Facilities—In April 2024, the United States Environmental Protection Agency (EPA) released final regulations pertaining to electric generation facilities. The regulations included:
•GHG regulations for new natural gas-based turbines and existing coal-based units, pursuant to section 111 of the Clean Air Act (CAA). The rule finalized: i) guidelines for GHG emissions from existing fossil fuel-fired steam generating electric units; and ii) revisions to existing performance standards for new, reconstructed, or heavily modified fossil fuel-fired stationary combustion turbine electric generating units.
•Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category (the ELG Rule), which applied to wastewater discharges from coal-based generating units and established pollution control requirements, building upon the 2015 and 2020 ELG Rules. The rule included a subcategory of requirements for coal plants that will be retired or repowered by the end of 2028 and provides additional compliance pathways for coal plants that retire by the end of 2034.
•Updated Mercury and Air Toxics Standards (MATS), pursuant to section 112 of the CAA, which set emissions limits for filterable particulate matter for coal-based generating units. The rule reduced those limits from the standards that were originally set in 2012.

PGE continues to evaluate each of these rules to assess the impact it may have on the Company’s continuing investment in Colstrip, which could be material. Compliance with the rules would require material upgrades at

Colstrip with proposed compliance dates that may not be achievable or require the use of unproven technology, resulting in significant impacts to costs of Colstrip. The final MATS and GHG Rules require compliance as early as 2027 and 2032, respectively, however a substantial number of legal challenges have been filed regarding these rules. In challenges to all three rules, at the EPA’s request, the courts have granted stays to allow new EPA leadership to reevaluate the rule. In a March 2025 press release, the EPA announced that these rules were among several that the EPA will target for reconsideration. On April 8, 2025, the President issued a proclamation, Regulatory Relief for Certain Stationary Sources to Promote American Energy, granting a two-year compliance exemption pursuant to the CAA Section 112(i)(4) for the Agency’s final rule. The EPA subsequently notified companies whether their sources had been granted the exemption. Colstrip was granted an exemption until July 8, 2029. These challenges, or attempts by the federal government to withdraw or modify the regulations, if successful, could affect the applicability to PGE and Colstrip specifically.

Given the uncertainty surrounding applicability of these laws and regulations, PGE cannot reasonably estimate the impact to its results of operations, financial position, and cash flows, however, if the MATS Rule and GHG Rule are ultimately enforced, it would likely result in additional material compliance costs. To the extent these regulations result in increased compliance costs, the Company expects to seek recovery of those costs through the ratemaking process.

In addition, the regulations include Disposal of Coal Combustion Residuals (CCR) from Electric Utilities – Legacy CCR Surface Impoundments. This rule builds on 2015 regulations, which apply to active power plants that dispose of coal combustion residuals in surface impoundments or landfills, by regulating inactive surface impoundments at inactive power plants, and CCR management units at active and inactive power plants. PGE has assessed the potential impact of the CCR regulation changes and believes it will not have a material impact on the Company’s current Asset Retirement Obligations.

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

Beginning January 13, 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. Along with over a dozen mutual assistance crews, PGE repaired damage and restored power to over 500,000 customers throughout the storm and the days that followed. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allows PGE to seek recovery of incremental storm expenses through the previously filed emergency deferral. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC under Docket UM 2190 for emergency restoration costs related to the January storm. As of March 31, 2025, PGE had deferred $46 million, including interest, as a regulatory asset for costs associated with repairing damage to transmission and distribution systems and restoring power to customers.

PGE believes that the full amount of the deferral is probable of recovery and anticipates submitting a request for recovery early in the third quarter of 2025, with price changes to be effective during 2026. The OPUC has significant discretion in making the final determination of recovery based on its determination of prudency and interpretation of the earnings test application, either of which could result in all, or a portion of, the deferral being disallowed. As of December 31, 2024, PGE's preliminary return on equity, based on actual results, did not exceed the OPUC's authorized rate of return. Any disallowance would be a charge to earnings, which could be material to the Company’s financial condition, results of operations, or cash flows. For further information, see “January 2024 storm and damage” in the Regulatory Assets and Liabilities section of Note 3, Balance Sheet Components in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Reliability Contingency Event (RCE)—Under the RCE mechanism, PGE is allowed to pursue recovery of 80% of costs for RCEs above amounts forecasted in the Company’s AUT, without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing power cost adjustment mechanism (PCAM). As of March 31, 2025, PGE’s deferred balance related to RCEs was $95 million, which includes $92 million related to RCEs deferred in 2024 and $3 million related to RCEs deferred in 2025. This includes costs from multiple qualified RCEs during 2024, the most significant of which was related to the January storm event, and costs incurred during the first quarter of 2025. PGE files the results of the PCAM annually with the OPUC no later than July 1, initiating a regulatory review process that typically results in a final determination and order from the OPUC by the end of the year of filing, with any resulting refund or collection impacting customer prices effective January 1 of the following year. RCE costs incurred in 2024 will be included in the PCAM for 2024, which the Company expects to file no later than July 1, 2025. PGE believes the deferred amounts as of March 31, 2025 are probable of recovery. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Power costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2025 AUT included a final increase in power costs for 2025, and a corresponding increase in NVPC, of $72 million from 2024 levels, which were reflected in customer prices effective January 1, 2025.

Portland Harbor Environmental Remediation Account (PHERA) mechanism—The EPA has listed PGE as one of over one hundred Potentially Responsible Parties (PRPs) related to the remediation of the Portland Harbor Superfund site. As of March 31, 2025, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision (ROD) issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. Stakeholders have raised concerns that EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording an estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the recovery mechanism allows the Company to defer and recover estimated liabilities and incurred legal and technical analysis expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, including, but not limited to, insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures were to be deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Renewable recovery framework—As previously authorized by the OPUC, the RAC is a primary method available to recover costs associated with renewable resources and the inclusion of prudent costs of energy storage projects associated with renewables, under certain conditions. The RAC allows PGE to recover prudently incurred costs of renewable resources through filings made each year, outside of a GRC. In 2023, the Company filed for Clearwater, which went into service January 5, 2024. During 2024, PGE did not submit a request for recovery of any renewable resources under the RAC and has not requested recovery of any renewable resources under the RAC during 2025.

Under the RAC, during 2023, the Company submitted a filing in OPUC Docket UE 427 for Clearwater proposing to defer the revenue requirement, net of NVPC benefits, from the in-service date of January 2024 until Clearwater was reflected in customer prices, which was March 1, 2025. For the twelve month period ending December 31, 2024, PGE deferred the revenue requirement, net of NVPC benefits resulting in a net regulatory liability of $40 million, which began amortizing as a refund to customers on March 1, 2025 over a twelve month period, as approved in Order 25-075 issued February 21, 2025. The OPUC’s order also adopted conditions to be applied to the AUT and PGE plans to seek clarification of the applicability of those conditions. For the period of January 1, 2025 through February 28, 2025, PGE deferred an additional net $7 million regulatory liability, which remains subject to a future regulatory review, representing the deferred revenue requirement that PGE believes is probable of recovery, net of NVPC that is probable of refund to customers under the RAC for that period. The OPUC has significant discretion on overall prudence and in making the final determination of recovery or refund. Any cost disallowance or increased refunds would be recognized as a charge to earnings.

New Large Load—In October 2023, in Docket UE 416, the OPUC directed a docket be opened to investigate new load connection costs and in December 2023, the OPUC established Docket UE 430 for that purpose. Following a lengthy regulatory process, in December 2024, PGE filed Advice No. 24-38 with the OPUC. This filing introduces several proposed changes to PGE policies and tariffs that, if approved, would: i) reasonably protect other customers from the cost to connect new large load customers; ii) improve transmission system planning and capacity; iii) provide fair recovery of distribution investment costs from large load users; and iv) implement contractual requirements designed to appropriately allocate and recover distribution and transmission costs and mitigate the risk of stranded assets, while providing flexibility to meet large customer needs.

On April 15, 2025, the OPUC approved PGE's filing, as revised, with an effective date of April 16, 2025, on condition that the issues raised in the filing would be addressed in a new Commission docket, UM 2377. This allows PGE to begin working with large load customers to form a load interconnection queue, conduct studies to assess and allocate connection costs, and offer study and service agreements. Any agreements with new large load customers may be revised and updated based on the outcome in the separate OPUC proceeding, UM 2377, that was opened to address PGE’s proposed tariff changes and related issues.

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

The Company participates in the California Independent System Operator's (CAISO) western Energy Imbalance Market (EIM), which allows, among other things, more renewable energy integration into the grid by better complementing the variable output of renewable resources. PGE recently signed the implementation agreement and filed tariff changes with the FERC to join the CAISO’s Extended Day-Ahead Market (EDAM). EDAM is expected to build on the success of the western EIM and help provide the Company and its customers access to more affordable, reliable, and clean energy. Utilities that participate in the EDAM, expected to begin operating in 2026, will bid their anticipated energy demand and generating resources into the market a day ahead of expected usage. The EDAM will then optimize generation resources and the energy needed for all market participants, allowing them to receive the least costly and cleanest energy to meet their energy needs. The EDAM is expected to build upon existing technology and systems PGE has deployed and leverages the Company’s transmission system to connect regional resources, such as hydropower and wind facilities in the Pacific Northwest and solar facilities in California and the desert southwest, across a common market.

In its ongoing effort to benefit retail and wholesale customers, PGE has supported the Western Power Pool’s resource adequacy program known as the Western Resource Adequacy Program (WRAP), since 2023. The WRAP represents a regional framework to more effectively address resource adequacy, enhance reliability, integrate clean energy, and manage costs through resource diversification and capacity sharing across a wide geographic footprint and broad pool of participants across the west.

PGE generates revenues and cash flows primarily from the sale and distribution of electricity to its retail customers. The impact of seasonal weather conditions on demand for electricity can cause the Company’s revenues, cash flows, and income from operations to fluctuate from period to period. Summer peak deliveries have continued to exceed those of the winter months for nearly ten years, generally resulting from growing air conditioning demand and the trend toward a warmer overall climate. In August 2023, demand reached a new all-time high, surpassing the previous mark, which was set in summer 2021. Historically, PGE had experienced its highest average megawatts (MWa) deliveries and retail energy sales during the winter heating season and recorded its current winter peak load in December 2022. Summer peak deliveries in each year since 2021 have exceeded that winter peak.

Retail customer price changes and customer usage patterns, which can be affected by the economy, also have an effect on revenues. Wholesale power availability and price, hydro and wind generation, and fuel costs for thermal plants can also affect income from operations. PGE has taken measures to enhance the availability of supply chain-constrained items that are needed to serve new and existing customers, such as securing inventory of critical materials to improve reliability, reserving manufacturing capacity with strategic partners, and evaluating availability with established and new suppliers. The Company’s materials and supplies forecasting process is designed to secure materials availability as well as mitigate cost increases through long-term agreements, supplier engagement, and expanding the supply base. PGE is monitoring the fluid situation around tariffs and trade policies and continues to evaluate any potential impact to its operations and the need to implement applicable mitigation strategies.

Customers and Demand—The following tables present total energy deliveries, in thousands of Megawatt hours (MWh), and the average number of retail customers by customer type for the periods indicated:

	Three Months Ended March 31,
	2025	2024	% Change	% Change (Weather- Adjusted)
Energy deliveries:
Retail:
Residential	2,226	2,243	(1)%	(1)%
Commercial	1,632	1,628	—	—
Industrial	1,398	1,186	18	18
Subtotal	5,256	5,057	4	4
Direct access:
Commercial	129	120	8	8
Industrial	443	396	12	12
Subtotal	572	516	11	11
Total retail	5,828	5,573	5	4%
Wholesale	1,979	2,179	(9)
Total	7,807	7,752	1%

	Three Months Ended March 31,
	2025		2024
Average number of retail customers:
Residential	837,109	88%	824,239	88%
Commercial	114,191	12	112,869	12
Industrial	216	—	204	—
Direct access	589	—	514	—
Total	952,105	100%	937,826	100%

Total retail energy deliveries for the three months ended March 31, 2025 increased 4.6% compared with the three months ended March 31, 2024, driven by an increase in industrial deliveries. The first quarter of 2025 contained one fewer delivery day due to leap year in 2024.

Residential weather-adjusted deliveries saw average usage per customer 2.5% lower during the first three months of 2025 compared with 2024, while the average number of residential customers was 1.6% greater. PGE has seen the number of rooftop solar installations increase in its service territory over the past few years, and continued funding of energy efficiency programs, both of which weigh on average usage per customer.

The industrial class continues to show growth in energy deliveries, up 16.4% in the three months ended March 31, 2025 compared to the same period in 2024, reflecting strength in the high-tech manufacturing and digital services sectors.

The following table indicates the number of heating degree-days for the three months ended March 31, 2025 and 2024, along with the current 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days
	2025	2024	Avg.

January	725	759	703
February	613	539	597
March	434	457	519
Year-to-date	1,772	1,755	1,819
(Decrease) from the 15-year average	(3)%	(4)%
During the three months ended March 31, 2025 compared to the same three months of 2024, weather had a modest positive impact on Total Retail deliveries. While temperatures were slightly above average during the first quarters of both 2025 and 2024, the number of heating degree-days recorded in 2025 were 3% below average compared to 4% below in the same period of 2024.

The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from ESSs. Had the cap limit been fully subscribed and utilized, 11% of PGE’s total retail energy deliveries for the first three months of 2025 would have been to these customers.

PGE offers service to customers under an OPUC created New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. With the adoption of the New Large Load Direct Access program, which is capped at 119 MWa, as much as 16% of the Company’s energy deliveries could have been supplied by ESSs to Direct Access customers. Actual deliveries to Direct Access customers of energy supplied by ESSs represented 10% of PGE’s total retail energy deliveries for the first three months of 2025 and 2024. The OPUC, under docket UM 2024, has undertaken an investigation of long-term of Direct Access with program caps being one of the issues under consideration. This regulatory proceeding is expected to conclude in early 2026.

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

The following table provides information regarding the performance of the Company’s generating resources for the three months ended March 31, 2025 and 2024:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total system load
	2025	2024	2025	2024	2025	2024
Generation:
Thermal:
Natural gas	92%	89%	105%	110%	41%	40%
Coal (3)	92	85	94	93	7	7
Wind (4)	92	92	88	84	8	8
Hydro	99	96	114	97	6	5
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

Energy received from PGE-owned and jointly-owned thermal plants during the three months ended March 31, 2025 compared to 2024 increased 3%. This increase was primarily driven by fewer outages in 2025 as compared to 2024. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, increased 12% during the three months ended March 31, 2025 compared to 2024 primarily due to more favorable hydro conditions in the current period. Energy purchased from mid-Columbia and other regional hydroelectric projects increased 12% while energy generated by the Company-owned facilities increased 12% during the three months ended March 31, 2025. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 10 years of historical stream flow data. See “Purchased power and fuel” in the Results of Operations section in this Item 2, for further detail on regional hydro results.

Energy received from PGE-owned and under contract wind resources decreased 1% during the three months ended March 31, 2025 compared to 2024. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

Under the PCAM, the Company may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the PCAM as calculated for regulatory purposes for the three months ended March 31, 2025 and 2024, respectively:

•For the three months ended March 31, 2025, actual NVPC was $6 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2025 is currently estimated to be below the baseline and outside the established deadband range. Pursuant to the PCAM and related earnings test, because PGE’s preliminary regulatory ROE is estimated to be below 10.34%, there is no estimated refund to customers expected under the PCAM for 2025.

•For the three months ended March 31, 2024, actual NVPC was $19 million below baseline NVPC. For the year ended December 31, 2024, actual NVPC was $78 million below baseline NVPC, which was outside the established deadband range. Pursuant to the PCAM and related earnings test, because PGE’s preliminary regulatory ROE was below 10.5%, there was no estimated refund to customers under the PCAM for 2024. A final determination regarding the 2024 PCAM results will be made by the OPUC through a public filing and review in 2025.

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

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended March 31,		% Increase (Decrease)
	2025	2024
Total revenues	$928	$929	—%
Operating expenses:
Purchased power and fuel	368	405	(9)
Generation, transmission and distribution	110	99	11
Administrative and other	96	95	1
Depreciation and amortization	140	121	16
Taxes other than income taxes	46	47	(2)
Total operating expenses	760	767	(1)
Income from operations	168	162	4
Interest expense, net*	56	51	10
Other income:
Allowance for equity funds used during construction	5	5	—
Miscellaneous income, net	5	6	(17)
Other income, net	10	11	(9)
Income before income tax expense	122	122	—
Income tax expense	22	13	69
Net income	100	109	(8)
Other comprehensive income	—	1	(100)
Net income and Comprehensive income	$100	$110	(9)%
* Includes an allowance for borrowed funds used during construction of $4 million for both the three months ended March 31, 2025 and 2024.

Net income for the three months ended March 31, 2025 decreased $9 million, or 8%, compared to the same period of 2024. Retail revenues increased primarily due to price changes to cover anticipated higher NVPC and general cost increases, as authorized by the OPUC. Wholesale revenues have decreased, driven by a 50% decline in the average price of wholesale deliveries. The reduction in Purchased power and fuel reflects reduced cost of purchased power, partially offset by the reduced costs in 2024 due to the deferral of costs under the RCE mechanism that did not recur. Generation, transmission and distribution expenses were up primarily due to vegetation management, inspection, wildfire mitigation, and distribution maintenance expenses. Increases in Depreciation and amortization expense, driven by higher depreciable asset balances, and Interest expense, net, due to higher long-term debt balances, were largely anticipated and somewhat offset in net income by increased revenues. Income tax expense was up due to lower PTC benefits.

Total revenues consist of the following for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2025		2024
Retail:
Residential	$429	46%	$415	45%
Commercial	242	26	227	24
Industrial	127	14	102	11
Subtotal	798	86	744	80
Direct access:
Commercial	4	—	2	—
Industrial	5	1	4	1
Subtotal	9	1	6	1
Subtotal Retail	807	87	750	81
Alternative revenue programs, net of amortization	(4)	—	(11)	(1)
Other accrued revenues, net	4	—	1	—
Total retail revenues	807	87	740	80
Wholesale revenues	100	11	176	19
Other operating revenues	21	2	13	1
Total revenues	$928	100%	$929	100%

Total retail revenues—The following items contributed to the increase in Total retail revenues for the three months ended March 31, 2025 compared to the same period in 2024 (in millions):

Three Months Ended
March 31, 2024	$740
Change in prices as a result of the AUT, approved by the OPUC (partially offset in Purchased power and fuel)	50
Retail energy deliveries driven by changes in customer load	21
Clearwater RAC deferral	5
Average price of energy deliveries due primarily to changes in delivery mix, partially offset by overall customer price increases beyond the AUT	(19)
Combination of various supplemental schedules and adjustments	10
March 31, 2025	807
Change in Total retail revenues	$67

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

For the three months ended March 31, 2025, Wholesale revenues decreased $76 million, or 43%, from the three months ended March 31, 2024 as the Company experienced a 50% decline in average sales prices resulting from market volatility around specific regional weather events in January 2024 and milder overall weather in 2025 combined with a 9% reduction in sales volumes due largely to milder weather and lower natural gas prices, along with a $5 million reduction in sales of environmental credits.

Other operating revenues for the three months ended March 31, 2025 were up $8 million from the comparable period in 2024, primarily the result of an increase in revenues resulting from imbalance transactions with ESS providers.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the change in Purchased power and fuel for the three months ended March 31, 2025 compared to the same period in 2024 (dollars in millions, except for average variable power cost per Megawatt hour (MWh):

Three Months Ended
March 31, 2024	$405
Average variable power cost per MWh	(85)
Total system load	(20)
2021 PCAM deferral amortization	(4)
RCE deferral	72
March 31, 2025	368
Change in Purchased power and fuel	$(37)

Average variable power cost per MWh:
March 31, 2024	$62.58
March 31, 2025	$49.23

Total system load (MWhs in thousands):
March 31, 2024	7,610
March 31, 2025	7,543

For the three months ended March 31, 2025, the $85 million decrease related to the change in average variable power cost per MWh was driven by a 26% decrease in the average cost of purchased power and a less than 1% decrease in the average cost for the Company’s own generation. The $20 million decrease related to total system load was comprised of an 7% decrease of energy obtained from purchased power, offset by a 3% increase in the Company’s own generation.

PGE’s sources of energy, total system load, and retail load requirement are as follows for the periods presented (MWhs in thousands):

	Three Months Ended March 31,
	2025		2024
Generation:
Thermal:
Natural gas	3,117	41%	3,028	40%
Coal	533	7	526	7
Total thermal	3,650	48	3,554	47
Hydro	442	6	393	5
Wind	599	8	590	8
Total generation	4,691	62	4,537	60
Purchased power:
Hydro	1,748	23	1,564	21
Wind	289	4	306	4
Solar	174	2	147	1
Natural Gas	—	—	94	1
Waste, Wood, and Landfill Gas	25	—	39	1
Source not specified	616	9	923	12
Total purchased power	2,852	38	3,073	40
Total system load	7,543	100%	7,610	100%
Less: wholesale sales	(1,979)		(2,179)
Retail load requirement	5,564		5,431

Purchased power in the table above includes power received from qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) as follows:

	Three Months Ended March 31,
	2025	2024
Sources of energy (MWhs in thousands):
PURPA purchased power:
Hydro	10	11
Wind	4	5
Solar	96	91
Waste, Wood, and Landfill Gas	25	28
Total	135	135

The following table presents the forecast April-to-September 2025 and actual 2024 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2025 Forecast	2024 Actual
Columbia River at The Dalles, Oregon	90%	74%
Mid-Columbia River at Grand Coulee, Washington	91	74
Clackamas River at Estacada, Oregon	90	91
Deschutes River at Moody, Oregon	103	93

* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three months ended March 31, 2025 increased compared to the same period in 2024 as follows (in millions):

Three Months Ended
March 31, 2024	$229
Purchased power and fuel expense	(105)
Wholesale revenues	76
2021 PCAM deferral amortization	(4)
RCE deferral	72
March 31, 2025	$268
Change in NVPC	$39

For further information regarding NVPC in relation to the PCAM, see “Purchased power and fuel expense” and “Revenues” within this “Results of Operations” for more details.

For the three months ended March 31, 2025 and 2024, actual NVPC was $6 million and $19 million below baseline NVPC, respectively.

Based on forecast data, NVPC for the year ending December 31, 2025 is currently estimated to be below the baseline and outside the deadband. Pursuant to the PCAM and related earnings test, because PGE’s preliminary regulatory ROE is estimated to be below 10.34%, there is no estimated refund to customers expected under the PCAM for 2025.

Generation, transmission, distribution increased as follows for the three months ended March 31, 2025 compared to the same period in 2024 (in millions):

Three Months Ended
March 31, 2024	$99
Vegetation management, inspection, wildfire mitigation, and distribution maintenance expenses	7
Service restoration and storm response costs	4
March 31, 2025	$110
Change in Generation, transmission and distribution	$11

In the table above, $3 million related to vegetation management, $4 million related to wildfire mitigation, and $4 million related to storm response costs have been offset through customer prices or specific regulatory mechanisms.

Administrative and other increased as follows for the three months ended March 31, 2025 compared to the same period in 2024 (in millions):

Three Months Ended
March 31, 2024	$95
Regulatory and Professional services costs	5
Employee compensation and benefits	8
Customer related costs	(6)
Miscellaneous expenses	(6)
March 31, 2025	$96
Change in Administrative and other	$1

In the table above, $5 million of the decrease in customer related costs is due to regulatory programs that have been offset through customer pricing or specific regulatory mechanisms.

Depreciation and amortization expense increased $19 million in the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to higher utility plant balances.

Taxes other than income taxes decreased $1 million in the three months ended March 31, 2025, compared to the same period in 2024. The decrease was driven by lower payroll taxes partially offset by higher franchise fees.

Interest expense, net increased $5 million in the three months ended March 31, 2025 compared to the same period in 2024, primarily due to higher long-term debt balances.

Other income, net decreased $1 million for the three months ended March 31, 2025, compared to the same period in 2024. The decrease was primarily driven by lower non-qualified plan asset investment performance slightly offset by higher AFUDC from higher CWIP balances.

Income tax expense increased $9 million in the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by lower PTC benefits resulting from the expiration of the 10-year PTC generation window at Tucannon near the end of 2024.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates as previously disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents, beginning of period	$12	$5
Net cash provided by (used in):
Operating activities	231	175
Investing activities	(376)	(331)
Financing activities	144	327
Increase (decrease) in cash and cash equivalents	(1)	171
Cash and cash equivalents, end of period	$11	$176

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 (in millions):

Increase/ (Decrease)
Net income	$(9)
Accounts receivable and Unbilled revenue	(20)
Margin deposits activity	33
Accounts payable	(61)
Regulatory deferral activity	110
Depreciation and amortization	19
Deferred income taxes	(17)
Tax credit sales	2
Alternative revenue programs	(7)
Other miscellaneous changes	6
Net change in cash flow from operations	$56

PGE estimates that non-cash charges for depreciation and amortization in 2025 will range from $550 million to $575 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $900 million to $1 billion.

Cash Flows from Investing Activities—Net cash used in investing activities for the three months ended March 31, 2025 increased $45 million when compared with the three months ended March 31, 2024. Cash flows used in investing activities consist primarily of capital expenditures related to BESS projects and other new construction and improvements to PGE’s distribution, transmission, and generation facilities, which increased $34 million.

Excluding AFUDC, the Company plans to make capital expenditures of $1.3 billion in 2025, which it expects to fund with cash to be generated from operations during 2025, as discussed above, the issuance of short- and long-term debt, and issuances of shares pursuant to the at-the-market offering program. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—During the three months ended March 31, 2025, net cash provided by financing activities was primarily the result of the funding of $310 million in First Mortgage Bonds (FMBs). This was partially offset by payment of $55 million of dividends and $102 million of long-term debt.

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2025 through 2029, excluding AFUDC (in millions):

	2025	2026	2027	2028	2029
Ongoing capital expenditures (1)	$860	$895	$890	$920	$920
Transmission	240	255	390	420	515
BESS projects	165	—	—	—	—
Total capital expenditures (2)	$1,265	$1,150	$1,280	$1,340	$1,435
Long-term debt maturities	$68	$—	$160	$100	$200
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

For 2025, PGE expects to fund estimated capital requirements with cash from operations, which is expected to range from $900 million to $1 billion, and issuances of long-term debt of up to $450 million. PGE plans to fund any shortfall through the combination of issuance of common stock and the issuance of short-term debt or commercial paper, as needed. The actual timing and amount of any such issuances of debt, equity, and commercial paper will be dependent upon the timing and amount of capital expenditures and debt payments.

Short-term Debt. Pursuant to an order issued by the FERC in January 2024, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2026. The following table shows available liquidity as of March 31, 2025 (in millions):

	As of March 31, 2025
	Capacity	Outstanding	Available
Revolving credit facility (1)	$750	$—	$750
Letters of credit (2)	320	133	187
Total credit	$1,070	$133	$937
Cash and cash equivalents			11
Total liquidity			$948
(1)Scheduled to expire September 2029.
(2)PGE has four letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

On September 10, 2024, PGE entered into an amendment of its existing revolving credit facility. As of March 31, 2025, PGE had a $750 million unsecured revolving credit facility scheduled to expire in September 2029. The Company has the ability to expand the revolving credit facility to $850 million, if needed, subject to the requirements of the agreement. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the remaining term of the applicable credit facility. As of March 31, 2025, PGE had no outstanding balance on the revolving credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of March 31, 2025, PGE had no commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $750 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

Long-term Debt. As of March 31, 2025, PGE’s total long-term debt outstanding, net of $16 million of unamortized debt expense, was $4,731 million.

On March 25, 2025, PGE entered into a Bond Purchase Agreement related to the sale of $310 million in First Mortgage Bonds (FMBs). The Bonds were issued and funded in full on March 25, 2025 and consist of:
•a series, due in 2035, in the amount of $60 million that will bear interest from its issuance date at an annual rate of 5.36%;
•a series, due in 2045, in the amount of $50 million that will bear interest from its issuance date at an annual rate of 5.72%; and
•a series, due in 2055, in the amount of $200 million that will bear interest from its issuance date at an annual rate of 5.84%.

On November 14, 2024, PGE drew a $220 million loan under a 366-day term loan agreement. On December 31, 2024, PGE repaid $50 million of the term loan and, on March 31, 2025, the Company repaid another $102 million, leaving an outstanding balance of $68 million.

Equity—In July 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through at-the-market offering programs. In the fourth quarter of 2024 the Company entered into forward sale agreements for 1,420,049 shares. In December 2024, the Company issued 1,066,549 shares pursuant to the forward sale agreements and received net proceeds of $50 million. In the first quarter of 2025 the Company entered into forward sale agreements for 1,996,890 shares. The Company could have physically settled the remaining amount by delivering 2,350,390 shares in exchange for cash of $104 million as of March 31, 2025. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

For additional information on the at-the-market offering programs, see Note 7, Shareholders’ Equity, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 44.8% and 45.6% as of March 31, 2025 and December 31, 2024 respectively.

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

As of March 31, 2025, PGE had posted $136 million of collateral with these counterparties, consisting of $70 million in cash and $66 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of March 31, 2025, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $98 million, and decreases to $40 million by December 31, 2025 and to $1 million by December 31, 2026. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $193 million and decreases to $102 million by December 31, 2025 and to $58 million by December 31, 2026.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on March 31, 2025, under the most restrictive issuance test in the Indenture, the Company could have issued up to $551 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s revolving credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of March 31, 2025, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 55.2%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

PGE is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, foreign currency exchange rates, and interest rates, as well as credit risk. Any variations in the Company’s market risk or credit risk may affect its future financial position, results of operations, or cash flows. There have been no material changes to market risks, or credit risk, affecting the Company from those set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in PGE’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements,” for information regarding legal proceedings.

Item 1A.	Risk Factors.

Other than the item noted below, there have been no material changes to PGE’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.

Trade tariffs and related market volatility and supply chain disruptions could increase PGE’s operating costs, impair PGE’s ability to complete capital projects, and impede access to capital markets.

Recently imposed trade tariffs could negatively impact PGE’s financial condition, results of operations, and cash flows. While the impact of these trade tariffs is difficult to predict at this time, economic volatility, supply chain disruption, or cost increases triggered by these trade tariffs could negatively affect PGE’s ability to execute its strategic plan. Adverse capital and credit market conditions caused by the new trade tariffs could negatively affect the Company’s access to capital, cost of capital, and ability to complete capital projects.

Item 5.	Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, the following director (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading agreement,” as the term is defined in Item 408(c) of Regulation S-K:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold*
Michael Lewis (Board Director)	Adoption (February 20, 2025)	Rule 10b5-1 trading arrangement	Until March 19, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 1,564 shares of common stock

* Estimated. Board members receive stock grants annually in July that vest immediately. Mr. Lewis plans to sell 50% of the shares awarded to him in July 2025. For reference, 50% of his 2024 grant would have been 1,564 shares.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).
3.2	Twelfth Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed October 27, 2023).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Quarterly Report on Form 10-Q filed April 25, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	April 24, 2025	By:	/s/ Joseph R. Trpik
Joseph R. Trpik
Senior Vice President, Finance and Chief Financial Officer
(duly authorized officer and principal financial officer)