Form 10-Q
period 2025-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2025-07-25
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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

Number of shares of common stock outstanding as of July 18, 2025 is 109,562,368 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Revenues, net	$798	$761	$1,730	$1,701
Alternative revenue programs, net of amortization	9	(3)	5	(14)
Total revenues	807	758	1,735	1,687
Operating expenses:
Purchased power and fuel	294	275	662	680
Generation, transmission and distribution	114	107	224	206
Administrative and other	96	97	192	192
Depreciation and amortization	139	122	279	243
Taxes other than income taxes	46	41	92	88
Total operating expenses	689	642	1,449	1,409
Income from operations	118	116	286	278
Interest expense, net	57	52	113	103
Other income:
Allowance for equity funds used during construction	6	6	11	11
Miscellaneous income, net	7	9	12	15
Other income, net	13	15	23	26
Income before income tax expense	74	79	196	201
Income tax expense	12	7	34	20
Net income	62	72	162	181
Other comprehensive income	—	—	—	1
Net income and Comprehensive income	$62	$72	$162	$182

Weighted-average common shares outstanding (in thousands):
Basic	109,522	103,034	109,473	102,167
Diluted	109,765	103,232	109,725	102,338

Earnings per share:
Basic	$0.56	$0.69	$1.48	$1.77
Diluted	$0.56	$0.69	$1.47	$1.77

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$56	$12
Accounts receivable, net	397	456
Inventories	123	114
Regulatory assets—current	188	205
Other current assets	126	238
Total current assets	890	1,025
Electric utility plant, net	10,645	10,345
Regulatory assets—noncurrent	581	632
Nuclear decommissioning trust	42	30
Non-qualified benefit plan trust	35	34
Other noncurrent assets	488	478
Total assets	$12,681	$12,544

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	June 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$267	$365
Liabilities from price risk management activities—current	112	147
Current portion of long-term debt	68	170
Current portion of finance lease obligation	27	27
Accrued expenses and other current liabilities	439	410
Total current liabilities	913	1,119
Long-term debt, net of current portion	4,663	4,354
Regulatory liabilities—noncurrent	1,420	1,440
Deferred income taxes	606	564
Deferred investment tax credits	65	61
Unfunded status of pension and postretirement plans	133	140
Liabilities from price risk management activities—noncurrent	43	72
Asset retirement obligations	293	292
Non-qualified benefit plan liabilities	71	74
Finance lease obligations, net of current portion	270	276
Other noncurrent liabilities	352	358
Total liabilities	8,829	8,750
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, no par value, 160,000,000 shares authorized; 109,561,888 and 109,342,251 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,127	2,118
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	1,729	1,680
Total shareholders’ equity	3,852	3,794
Total liabilities and shareholders’ equity	$12,681	$12,544

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$162	$181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279	243
Deferred income taxes	25	27
Allowance for equity funds used during construction	(11)	(11)
Alternative revenue programs	(5)	14
Regulatory assets	(3)	(118)
Regulatory liabilities	(16)	(10)
Tax credit sales	13	13
Other non-cash income and expenses, net	49	42
Changes in working capital:
Accounts receivable, net	52	16
Inventories	(9)	(4)
Margin deposits	85	37
Accounts payable and accrued liabilities	(35)	(34)
Other working capital items, net	22	6
Other, net	(41)	(38)
Net cash provided by operating activities	567	364

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from investing activities:
Capital expenditures	$(596)	$(623)
Sales of Nuclear decommissioning trust securities	1	—
Purchases of Nuclear decommissioning trust securities	(3)	(4)
Other, net	(11)	(12)
Net cash used in investing activities	(609)	(639)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	78
Proceeds from issuance of long-term debt	310	450
Payments on long-term debt	(102)	—
Maturities of commercial paper, net	—	(146)
Dividends paid	(109)	(96)
Other	(13)	(10)
Net cash provided by financing activities	86	276
Change in cash and cash equivalents	44	1
Cash and cash equivalents, beginning of period	12	5
Cash and cash equivalents, end of period	$56	$6

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$94	$81
Cash received for income taxes, net	(3)	(10)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon (State). The Company also participates in the wholesale market by purchasing and selling electricity, natural gas, and environmental credits in an effort to meet the needs of, and obtain reasonably-priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts. In addition, PGE performs portfolio management and wholesale market services for third parties in the region. The Company continues to develop products and service offerings for the benefit of retail and wholesale customers. PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company owns unregulated, non-utility real estate comprised primarily of PGE’s corporate headquarters. The Company’s corporate headquarters is located in Portland, Oregon and its approximately 4,000 square mile, State-approved service area, entirely within the State, encompasses 51 incorporated cities. As of June 30, 2025, PGE served 956,000 retail customers within a service area of 1.9 million residents.

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

The financial information included herein as of and for the three and six months ended June 30, 2025 and 2024 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of a normal recurring nature, unless otherwise noted. The financial information as of December 31, 2024 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 14, 2025, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three and six months ended June 30, 2025 and 2024.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 amends Topic 740 to address requests to improve transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For calendar year-end entities, the update will be effective for annual periods beginning on January 1, 2025. Early adoption is permitted. PGE does not expect the adoption to have a material impact on the consolidated financial statements and has not early adopted the standard.

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

Reclassifications

To conform with current year presentation, the Company has reclassified Pension and other post retirement benefits of $3 million to Other non-cash income and expenses in the operating activities section of the consolidated statements of cash flows for the six-months ended June 30, 2024.
.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Retail:
Residential	$311	$307	$740	$722
Commercial	234	219	476	446
Industrial	128	104	255	206
Direct access customers	10	9	19	15
Subtotal	683	639	1,490	1,389
Alternative revenue programs, net of amortization	9	(3)	5	(14)
Other accrued revenues, net	6	4	10	5
Total retail revenues	698	640	1,505	1,380
Wholesale revenues*	88	99	188	275
Other operating revenues	21	19	42	32
Total revenues	$807	$758	$1,735	$1,687

* Wholesale revenues include $30 million and $32 million related to electricity commodity contract derivative settlements for the three months ended June 30, 2025 and 2024, respectively, and $80 million and $120 million for the six months ended June 30, 2025 and 2024. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

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

Alternative Revenues programs—Revenues related to PGE’s decoupling mechanism and Renewable Adjustment Clause (RAC) are considered earned under alternative revenue programs, as these amounts represent contracts with the regulator and not with customers. Such revenues are presented separately from revenues from contracts with customers and classified as Alternative revenue programs, net of amortization on the condensed consolidated statements of income and comprehensive income. The activity within this line item is comprised of current period deferral adjustments, which can either be a collection from or a refund to customers, and is net of any related amortization. When amounts related to alternative revenue programs are ultimately included in prices and customer bills, the amounts are included within Revenues, net, with an equal and offsetting amount of amortization recorded on the Alternative revenue programs, net of amortization line item. Under the RAC, in 2024 and through February 28, 2025, the Company deferred amounts related to the Clearwater Wind Development (Clearwater). For further information, see “Clearwater RAC” in the Regulatory Assets and Liabilities section of Note 3, Balance Sheet Components.

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

NOTE 3: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net includes $142 million and $177 million of unbilled revenues as of June 30, 2025 and December 31, 2024, respectively. Accounts receivable, net includes an allowance for uncollectible accounts of $14 million and $12 million as of June 30, 2025 and December 31, 2024, respectively. The following summarizes activity during 2025 in the allowance for credit losses (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
Balance as of beginning of period	$13	$12
Increase in provision	3	6
Amounts written off	(4)	(8)
Recoveries	2	4
Balance as of end of period	$14	$14

Inventories

PGE’s inventories, which are recorded at average cost, consist primarily of materials and supplies for use in operations, maintenance, and capital activities, as well as fuel, which includes natural gas, coal, and oil, for use in the Company’s generating plants. Periodically, PGE assesses whether inventories are recorded at the lower of average cost or net realizable value.

Other Current Assets

Other current assets consist of the following (in millions):

	June 30, 2025	December 31, 2024
Prepaid expenses	$74	$81
Assets from price risk management activities	12	32
Margin deposits	40	125
Other current assets	$126	$238

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	June 30, 2025	December 31, 2024
Electric utility plant in-service*	$15,202	$14,863
Construction work-in-progress	718	567
Total cost	15,920	15,430
Less: accumulated depreciation and amortization	(5,275)	(5,085)
Electric utility plant, net	$10,645	$10,345

*The Seaside Battery Energy Storage System Project, with $340 million in CWIP as of June 30, 2025, was placed in-service on July 8, 2025.

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $649 million and $611 million as of June 30, 2025 and December 31, 2024, respectively. Amortization expense related to intangible assets was $19 million and $18 million for the three months ended June 30, 2025 and 2024, respectively, and $38 million and $36 million for the six months ended June 30, 2025 and 2024, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	June 30, 2025			December 31, 2024
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$100		$22	$115		$70
Pension and other postretirement plans	—		84	—		84
Trojan decommissioning activities	—		164	—		161
February 2021 ice storm and damage	13		39	14		44
January 2024 storm and damage	—		47	—		46
Reliability contingency events	—		95	—		90
2020 Labor Day wildfire	5		16	6		18
Wildfire mitigation	44		—	43		—
Other	26		114	27		119
Total regulatory assets	$188		$581	$205		$632
Regulatory liabilities:
Asset retirement removal costs	$—		$1,221	$—		$1,199
Deferred income taxes	—		173	—		179
Clearwater RAC	31		5	—		40
Other	41		21	53		22
Total regulatory liabilities	$72	*	$1,420	$53	*	$1,440
* Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

January 2024 storm and damage—Beginning January 13, 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
damage to physical assets and resulted in widespread customer power outages. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allows PGE to seek recovery of incremental storm expenses through the OPUC pre-authorized emergency deferral mechanism, subject to the application of an earnings test. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC, under Docket UM 2190, related to the emergency restoration costs for the January storm, and through June 30, 2025 the Company had deferred $47 million, including interest, under the deferral. PGE's 2024 regulated return on equity, based on actual results, did not exceed the OPUC's authorized rate. PGE believes the full amounts deferred as of June 30, 2025 are probable of recovery under the emergency deferral mechanism. The Company submitted a request for recovery on July 3, 2025. The OPUC has significant discretion in making the final determination of recovery, and their conclusion of overall prudence, including application of the earnings test, could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Reliability contingency events—As approved by the OPUC in PGE’s 2024 GRC, the Reliability Contingency Event (RCE) mechanism allows PGE to defer and recover 80% of prudent costs for RCEs above amounts forecasted in the Company’s Annual Power Cost Update Tariff, without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing power cost adjustment mechanism (PCAM). As of June 30, 2025, PGE’s deferred balance related to RCEs was $95 million, which includes $92 million related to RCEs deferred in 2024 and $3 million related to RCEs deferred in 2025. PGE files the results of the PCAM annually with the OPUC no later than July 1, initiating a regulatory review process that typically results in a final determination and order from the OPUC by the end of the year of filing, with any resulting refund or collection impacting customer prices effective April 1 of the following year. RCE costs incurred in 2024 and in 2025 will be included in the PCAM for 2024 and 2025. The Company filed the PCAM for 2024 on July 1, 2025, and expects to file the PCAM for 2025 no later than July 1, 2026. PGE believes the deferred amounts as of June 30, 2025 are probable of recovery. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Wildfire Mitigation—Wildfire Mitigation represents incremental costs and investments made by PGE related to efforts on its system to mitigate the risk of wildfire and improve resiliency to wildfire damage under Oregon Senate Bill 762, enacted in 2021. These efforts include enhanced tree and brush clearing, hardening and undergrounding equipment, and making emergency plans in close partnership with various land and emergency management agencies to further expand the use of a public safety power shutoff, when the risk warrants. In December 2024, PGE submitted its 2025 risk-based Wildfire Mitigation Plan, which was reviewed and approved by the OPUC on June 26, 2025.

As of June 30, 2025 and December 31, 2024, PGE’s deferred balance related to incremental wildfire mitigation operating expenses was $44 million and $43 million, respectively. The 2025 balance is comprised of:
•Pre-AAC—Prior to establishing the collections noted below, PGE had deferred incremental costs related to wildfire mitigation and as of June 30, 2025 this balance was $4 million, which is expected to be fully amortized by September 30, 2025.
•2023 Base rates—The outcome of PGE’s 2022 GRC provided an annual amount of $24 million to be collected in base rates for recovery of operating expenses related to wildfire mitigation efforts beginning May 9, 2022, through December 31, 2023. As of June 30, 2025, there was $1 million in the balancing account. In February 2025, the OPUC approved an advice filing that allows for the recovery of these costs over a twelve-month period, which began March 1, 2025.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
•2024 AAC—Beginning January 1, 2024, and in conjunction with the Company’s 2024 GRC proceeding, PGE removed the $24 million of wildfire mitigation operations and maintenance (O&M) expense recovery from base rates, with the intent of recovering the current year forecasted O&M expense within the automatic adjustment clause in a separate tariff. On February 16, 2024, PGE submitted an advice filing to the OPUC to update the tariff to reflect prospective wildfire mitigation costs for 2024, which included $45 million of O&M expense and $4 million for the revenue requirement of capital placed in service. On July 23, 2024, the OPUC reached a decision that allowed PGE to begin collecting $24 million of O&M expense and $4 million for the revenue requirement of capital placed in service. Collection occurred over a nine-month period, which began August 1, 2024. Although the approved amount of collections in 2024 was less than actual costs, PGE does not believe it is precluded from deferring such costs and believes they are prudently incurred and probable of recovery. Any differences between actual expense and customer collections will be recorded as regulatory assets or liabilities within the automatic adjustment clause balancing account, which will be subject to a prudence review, but will not be subject to an earnings test. As of June 30, 2025, there was $22 million deferred as a regulatory asset in the balancing account. PGE anticipates submitting an additional filing to seek recovery of the remaining O&M expense in the fourth quarter of 2025. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.
•2025 AAC—In conjunction with PGE’s filed 2025 Wildfire Mitigation Plan, PGE submitted a series of advice filings in 2025 with the intent of recovering the $56 million related to O&M and $12 million related to the capital revenue requirement in a two-phased approach. The first phase, which includes $24 million of O&M to be collected over a twelve-month period, was approved by the OPUC in February 2025, with a tariff effective date of March 1, 2025. The second phase, which was approved by the OPUC in May 2025, will be collected over a twelve-month period beginning June 1, 2025, and includes $12 million of O&M and the entire $12 million related to capital revenue requirement. Although the OPUC has only approved a portion of PGE’s 2025 wildfire mitigation O&M, PGE does not believe it is precluded from deferring such costs. Any differences between actual expense and customer collections will be recorded as regulatory assets or liabilities within the automatic adjustment clause balancing account, which will be subject to a prudence review, but will not be subject to an earnings test. As of June 30, 2025, there was $17 million deferred as a regulatory asset in the balancing account. PGE anticipates submitting an additional filing to seek recovery of any potential incremental O&M expense in the fourth quarter of 2025 to align with PGE’s total O&M expense outlined in the 2025 Wildfire Mitigation Plan. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Clearwater RAC—The Clearwater RAC represents all costs and benefits associated with Clearwater. Under the RAC, during 2023, the Company submitted a filing for Clearwater proposing to defer the revenue requirement, net of net variable power cost (NVPC) benefits, from the in-service date of January 2024 until Clearwater was reflected in customer prices, which was March 1, 2025. For the year ended December 31, 2024, PGE deferred the revenue requirement, net of NVPC benefits resulting in a net regulatory liability of $40 million, which began amortizing as a refund to customers on March 1, 2025 over a twelve month period, as approved in OPUC Order 25-075 issued February 21, 2025. For the period of January 1, 2025 through February 28, 2025, PGE deferred an additional net $7 million regulatory liability, which remains subject to a future regulatory review, representing the deferred revenue requirement that PGE believes is probable of recovery, net of NVPC that is probable of refund to customers under the RAC for that period. The OPUC has significant discretion on overall prudence and in making the final determination of recovery or refund. Any cost disallowance or increased refunds would be recognized as a charge to earnings.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	June 30, 2025	December 31, 2024
Accrued employee compensation and benefits	$65	$80
Accrued taxes payable	29	36
Accrued interest payable	53	49
Accrued dividends payable	60	57
Regulatory liabilities—current	72	53
Margin deposits from wholesale counterparties	5	5
Other	155	130
Total accrued expenses and other current liabilities	$439	$410

Credit Facilities

On September 10, 2024, PGE entered into an amendment of its existing revolving credit facility that extended the scheduled expiration into September 2029. As of June 30, 2025, PGE had a $750 million revolving credit facility that provides the Company the ability to expand to $850 million, if needed. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of June 30, 2025, PGE was in compliance with this covenant with a 55.1% debt-to-total capital ratio and had no outstanding balance on the revolving credit facility. As a result of the policy to backup commercial paper borrowings, the aggregate unused available credit capacity under the credit facility was $750 million.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility in order to allow for coverage of any potential need to repay commercial paper that may be outstanding at the time. As of June 30, 2025, PGE had no commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has four letter of credit facilities that provide a total capacity of $320 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $146 million were outstanding as of June 30, 2025. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

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

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$3	$3	$5	$5
Interest cost*	8	8	16	17
Expected return on plan assets*	(9)	(10)	(18)	(20)
Net periodic benefit cost	$2	$1	$3	$2

* The net expense portion of non-service cost components are included in Miscellaneous income, net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE estimated the fair value of financial asset and liability instruments as of June 30, 2025 and December 31, 2024, and classified these financial instruments based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

The Company’s financial assets and liabilities whose values were recognized at fair value in the Company’s condensed consolidated balance sheets are as follows by level within the fair value hierarchy (in millions):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$41	$—	$—	$—	$41
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	14	11	—	—	25
Corporate credit	—	10	—	—	10
Money market funds	—	—	—	7	7
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	1	—	—	—	1
Paid Leave Oregon Trust
Money market funds	—	—	—	6	6
Price risk management activities: (1) (4)
Electricity	—	9	4	—	13
Natural gas	—	19	1	—	20
	$56	$49	$5	$13	$123
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$17	$31	$—	$48
Natural gas	—	102	5	—	107
	$—	$119	$36	$—	$155

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of June 30, 2025
Electricity physical forwards	$1	$23	Discounted cash flow	Electricity forward price (per megawatt hour (MWh))	$38.04	$119.00	$70.63
Natural gas financial swaps	1	5	Discounted cash flow	Natural gas forward price (per Decatherm)	1.86	3.70	2.61
Electricity financial futures	3	8	Discounted cash flow	Electricity forward price (per MWh)	40.92	119.00	81.98
	$5	$36
As of December 31, 2024
Electricity physical forwards	$—	$28	Discounted cash flow	Electricity forward price (per MWh)	$14.00	$99.68	$59.43
Natural gas financial swaps	—	4	Discounted cash flow	Natural gas forward price (per Decatherm)	1.86	6.53	2.68
Electricity financial futures	1	3	Discounted cash flow	Electricity forward price (per MWh)	27.00	110.00	70.55
	$1	$35

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance as of the beginning of the period	$39	$43	$34	$45
Net realized and unrealized losses/(gains)*	(5)	2	4	—
Transfers from Level 3 to Level 2	(3)	—	(7)	—
Balance as of the end of the period	$31	$45	$31	$45
* Both realized and unrealized losses/(gains), of which the unrealized portions are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Revenues, net or Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income. Amounts include $3 million and $2 million net realized gains for the three months ended June 30, 2025 and 2024, respectively. For the six-month periods ended June 30, 2025 and 2024, amounts include $4 million in net realized gain and $1 million in net realized gains, respectively.

Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The value of the Company’s Long-term debt is classified as a Level 2 fair value measurement.

As of June 30, 2025, the carrying amount of PGE’s long-term debt was $4,731 million, net of $15 million of unamortized debt expense, and its estimated aggregate fair value was $4,251 million. As of December 31, 2024, the carrying amount of PGE’s long-term debt was $4,524 million, net of $15 million of unamortized debt expense, and its estimated aggregate fair value was $3,963 million.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	June 30, 2025	December 31, 2024
Current assets:
Commodity contracts:
Electricity	$10	$18
Natural gas	2	14
Total current derivative assets (1)	12	32
Noncurrent assets:
Commodity contracts:
Electricity	3	1
Natural gas	18	1
Total noncurrent derivative assets (1)	21	2
Total derivative assets (2)	$33	$34
Current liabilities:
Commodity contracts:
Electricity	$23	$32
Natural gas	89	115
Total current derivative liabilities	112	147
Noncurrent liabilities:
Commodity contracts:
Electricity	25	24
Natural gas	18	48
Total noncurrent derivative liabilities	43	72
Total derivative liabilities (2)	$155	$219
(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.
(2) As of June 30, 2025 and December 31, 2024, no commodity derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035, were as follows (in millions):

	June 30, 2025		December 31, 2024
Commodity contracts:
Electricity	—	MWhs	2	MWhs
Natural gas	221	Decatherms	199	Decatherms
Foreign currency	$18	Canadian	$34	Canadian
PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of June 30, 2025, gross amounts included as Price risk management liabilities subject to master netting agreements were $27 million, entirely for natural gas, for which PGE has posted $2 million

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
collateral. As of December 31, 2024, gross amounts included as Price risk management liabilities subject to master netting agreements were $41 million, all of which was for natural gas, for which PGE had posted $16 million collateral.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Revenues, net or Purchased power and fuel, as applicable, in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commodity contracts:
Electricity	$(2)	$(11)	$7	$(30)
Natural Gas	31	6	45	20
Foreign currency exchange	(1)	—	(1)	—

Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended June 30, 2025 and 2024, net gains of $16 million and $5 million, respectively, have been offset. Net gains of $62 million and $54 million have been offset for the six-month periods ended June 30, 2025 and 2024, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of June 30, 2025 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Commodity contracts:
Electricity	$8	$10	$2	$1	$2	$12	$35
Natural gas	58	27	1	1	—	—	87
Net unrealized loss	$66	$37	$3	$2	$2	$12	$122

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2025 was $137 million, for which PGE has posted $12 million in collateral, consisting of $3 million of letters of credit and $9 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered at June 30, 2025, the cash requirement to either post as collateral or settle the instruments immediately would have been $115 million. As of June 30, 2025, PGE had $27 million cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
As of June 30, 2025, PGE held from counterparties $11 million in collateral, consisting of $6 million of letters of credit and $5 million of cash. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2025, unvested performance-based restricted stock units and related dividend equivalent rights of 641 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 513 thousand shares excluded for the three and six months ended June 30, 2024.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted-average common shares outstanding—basic	109,522	103,034	109,473	102,167
Dilutive effect of potential common shares	243	198	252	171
Weighted-average common shares outstanding—diluted	109,765	103,232	109,725	102,338

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three and six-month periods ended June 30, 2025 and 2024 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2024	109,342,251	$2,118	$(4)	$1,680	$3,794
Issuances of shares pursuant to equity-based plans	161,074	—	—	—	—
Stock-based compensation	—	5	—	—	5
Dividends declared ($0.500 per share)	—	—	—	(55)	(55)
Net income	—	—	—	100	100
Balances as of March 31, 2025	109,503,325	2,123	(4)	1,725	3,844
Issuances of shares pursuant to equity-based plans	58,563	1	—	—	1
Stock-based compensation	—	3	—	—	3
Dividends declared ($0.525 per share)	—	—	—	(58)	(58)
Net income	—	—	—	62	62
Balances as of June 30, 2025	109,561,888	$2,127	$(4)	$1,729	$3,852

Balances as of December 31, 2023	101,159,609	$1,750	$(5)	$1,574	$3,319
Issuances of shares pursuant to equity-based plans	148,926	—	—	—	—
Issuances of shares pursuant to equity agreements	1,714,972	78	—	—	78
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.475 per share)	—	—	—	(48)	(48)
Net income	—	—	—	109	109
Balances as of March 31, 2024	103,023,507	1,828	(4)	1,635	3,459
Issuances of shares pursuant to equity-based plans	43,176	1	—	—	1
Stock-based compensation	—	4	—	—	4
Dividends declared ($0.500 per share)	—	—	—	(52)	(52)
Net income	—	—	—	72	72
Balances as of June 30, 2024	103,066,683	$1,833	$(4)	$1,655	$3,484

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
At-the-Market Offering Program—In July 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through at-the-market offering programs. In the fourth quarter of 2024 the Company entered into forward sale agreements for 1,420,049 shares. In December 2024, the Company issued 1,066,549 shares pursuant to the forward sale agreements and received net proceeds of $50 million. The Company entered into forward sale agreements for 1,996,890 shares and 1,707 shares in the first quarter and the second quarter of 2025, respectively. The Company could have physically settled the remaining amount by delivering 2,352,097 shares in exchange for cash of $104 million as of June 30, 2025. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

Prior to settlement, the potentially issuable shares pursuant to the agreements may be reflected in PGE’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PGE’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the agreements less the number of shares that could be purchased by PGE in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of PGE’s stock during the reporting period is higher than the average forward sale price during the reporting period. As of the three and six months ended June 30, 2025, no shares were included in the calculation of diluted EPS related to the securities under the agreements. For additional information concerning the Company’s diluted earnings per share, see Note 6, Earnings Per Share.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
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

In November 2024, the EPA issued a Special Notice Letter to 60 entities, including PGE, with requirements and deadlines that may ultimately lead to litigation, in relation to Portland Harbor. The EPA recommended that recipients coordinate their response and PGE responded by letter dated May 30, 2025. Formal negotiations are anticipated to take approximately two years, concluding in fall 2026 and no later than May 2027.

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

Colstrip-Related Litigation

The Company has a 20% ownership interest in the Colstrip Units 3 and 4 coal-fired generating plant (Colstrip), which is located in the state of Montana and operated by one of the co-owners, Talen Montana, LLC. Various business disagreements have arisen amongst the co-owners regarding interpretation of the Ownership and Operation

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
(O&O) Agreement and other matters. An arbitration process has been initiated to address such business disagreements and, along with other matters related to Colstrip, is summarized below.

Arbitration—In 2021, co-owner NorthWestern Corporation initiated arbitration against all other co-owners of Colstrip to determine whether co-owners representing 55% or more of the ownership shares can vote to close one or both units of Colstrip, or, alternatively, whether unanimous consent is required. The O&O Agreement among the parties states that any dispute shall be submitted for resolution to a single arbitrator with appropriate expertise. The parties have agreed to stay the arbitration proceedings indefinitely as settlement discussions are underway. PGE cannot predict the ultimate outcome of this matter.

Richard Burnett; Colstrip Properties Inc., et al v. Talen Montana, LLC; PGE, et al.—In 2020, the original claim was filed in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. The plaintiffs alleged they suffered adverse effects from the defendants’ coal dust. In 2021, the claim was amended to add PGE as a defendant. Plaintiffs were seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties, as determined by the Court. In June 2025, PGE executed settlement and release documents that will not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

NOTE 9: GUARANTEES

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of June 30, 2025, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes tax credits, regulatory flow-through adjustments, and other items, applied to the Company’s year-to-date, pre-tax income. The significant differences between the Federal statutory tax rate and PGE’s effective tax rate are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Federal tax credits*	(12.7)	(18.5)	(10.7)	(17.1)
State and local taxes, net of federal tax benefit	8.2	9.2	8.5	9.1
Flow-through depreciation and cost basis differences	(0.1)	(0.7)	(0.4)	(0.6)
Reversal of excess deferred income tax	(2.3)	(2.9)	(2.1)	(2.7)
Executive compensation	1.1	0.5	0.9	0.5
Other	1.0	0.3	0.1	(0.2)
Effective tax rate	16.2%	8.9%	17.3%	10.0%

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

Carryforwards

Federal tax credit carryforwards as of June 30, 2025 and December 31, 2024 were $77 million and $69 million, respectively. These credits primarily consist of PTCs and ITCs, which will expire at various dates through 2045. PGE included anticipated proceeds from the sale of tax credits in determining the need for a valuation allowance. PGE believes that it is more likely than not that its deferred income tax assets as of June 30, 2025 will be realized, however a valuation allowance has been recorded for the expected discount on the sale of tax credits. As of June 30, 2025 and December 31, 2024, respectively, no material valuation allowance was recorded. As of June 30, 2025, and December 31, 2024, PGE had no material unrecognized tax benefits.

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

The table below provides information about the Company’s single business segment, including significant segment expenses, and includes reconciliation to Consolidated Net Income (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$807	$758	$1,735	$1,687
Operating expenses:
Purchased power and fuel	294	275	662	680
Operating and maintenance expense:
Generation, transmission and distribution	114	107	224	206
Administrative and other	96	97	192	192
Total operating and maintenance expense	210	204	416	398
Depreciation and amortization	139	122	279	243
Taxes other than income taxes	46	41	92	88
Total operating expenses	689	642	1,449	1,409
Income from operations	118	116	286	278
Interest expense, net:
Interest expense	60	56	120	111
Allowance for borrowed funds used during construction	(3)	(4)	(7)	(8)
Total interest expense, net	57	52	113	103
Other income, net:	13	15	23	26
Income before income taxes	74	79	196	201
Income tax expense	12	7	34	20
Net income	$62	$72	$162	$181

Certain additional financial information relating to the Company’s single business segment was as follows (dollars in millions):

	June 30, 2025	December 31, 2024
Total assets	$12,681	$12,544

	Six Months Ended June 30,
	2025	2024
Capital expenditures	596	623

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
•impacts from the lack of legislation limiting wildfire-related liability or providing a wildfire relief fund, such as negative effects on PGE’s credit rating, which could limit PGE’s ability to access capital on terms similar to past transactions or at all and could impact PGE’s liquidity, cash flows, and capital expenditure plans;
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
•changes in, compliance with, and general uncertainty around environmental laws and policies, including those related to threatened and endangered species, fish, and wildlife;
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

Company Strategy

The Company exists to power the advancement of society. PGE energizes lives, strengthens communities, and fosters energy solutions that promote social, economic, and environmental progress. The Company is committed to being a clean energy leader and delivering steady growth and returns to shareholders. PGE is focused on working with customers, communities, policy makers, and other stakeholders to deliver affordable, safe, reliable electricity service to all, while increasing opportunities to deliver clean and renewable energy, reducing greenhouse gas (GHG) emissions, and responding to evolving customer expectations. At the same time, the Company is building an increasingly smart, integrated, and interconnected grid that spans from residential customers to other utilities within the region. PGE is transforming all aspects of its business to empower its workforce to be even more results oriented to serve customers well. To create a clean energy future, PGE is focused on the following strategic imperatives:
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

Empowering customers and communities—PGE’s customers have a desire for purchasing clean energy, as over 225 thousand residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100% clean and renewable electricity by 2035 and 100% economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area have similar goals and continue to consider similar goals for the future.

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

As of June 30, 2025, the Green Future Impact Program has an approved capacity of 750 megawatts (MW) nameplate, of which 482 MW have been subscribed. Through this voluntary program, the Company seeks to support customers’ clean energy acceleration.

Severe weather—In recent years, PGE’s service territory has experienced unprecedented heat, historic ice and snowstorms, and wildfires. In January 2024, the Company’s service territory encountered a severe winter weather event, including snow, ice, and high winds that caused catastrophic damage to physical assets and resulted in widespread customer power outages. For more information regarding the January 2024 severe winter weather event, see “Declared States of Emergency” within this Overview section. In August 2023 the region experienced a record-breaking heat wave with temperatures reaching all-time recorded highs for the month. This resulted in a peak load demand of 4,498 MW, exceeding the Company’s previous all-time peak load demand, and surpassing the prior summer peak load by nearly 6%. The increase and severity of weather events highlights the importance of combating the effects of climate change through decarbonizing the power supply and investing in a more reliable and resilient grid.

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

Throughout the remainder of 2023, PGE refreshed its forecasts, first in an Addendum filed in July 2023, in OPUC Docket LC 80, then several times in subsequent comments provided to the OPUC. On January 25, 2024, the OPUC acknowledged PGE’s IRP, subject to certain conditions, providing regulatory support for the Company to pursue the near-term resource additions articulated in the Action Plan. The OPUC declined to acknowledge the CEP, directing the Company in Order 24-096 to revise and resubmit certain elements of the CEP with its next CEP/IRP Update.

On June 18, 2025, PGE submitted a CEP/IRP Update to the OPUC. The Update addresses specific inputs that may have changed since the most recent IRP was acknowledged, without attempting to fully revise the IRP. This CEP/IRP Update refreshes the analysis filed with the 2023 CEP/IRP and provides status reports on actions and requirements from Order 24-096.

The CEP/IRP Update identified a new Preferred Portfolio as a result of the refreshed analysis. PGE is not proposing any changes to the Action Plan that was acknowledged within the 2023 CEP/IRP, which supports the Company's progress toward emissions targets and Preferred Portfolio resource need procurement through the 2025 All-Source Request for Proposals (RFP). This approach represents the best combination of cost, risk, community benefit, and decarbonization.

To better distinguish resource needs, the CEP/IRP Update reports the capacity from hybrid solar and battery storage resources by individual technology. This reporting change increases the stated need of the 2023 CEP/IRP Action Plan from a range of 2,700 to 3,700 MW, to an updated range of 3,500 to 4,500 MW of renewable energy and non-emitting capacity, inclusive of 2023 RFP projects, which remain under negotiation.

The actions summarized in the CEP/IRP Update will also serve as an important tool in furthering conversations with all stakeholders, and the OPUC, on PGE’s path forward to making continued progress towards emission targets while continuing to serve customers safely, reliably, and at the lowest cost possible. PGE and parties will work through the regulatory review process for the CEP/IRP Update filing (OPUC Docket LC 80) during the coming months. PGE cannot predict the ultimate outcome of the regulatory process.

2021 and 2023 All-Source RFPs

Pursuant to the 2021 All-Source RFP process, which sought approximately 1,000 MW of renewable resources and non-emitting dispatchable capacity, PGE entered into agreements to acquire resources as follows:
•Clearwater—PGE owns 208 MW of production capacity of the wind facility, located in Eastern Montana. Subsidiaries of NextEra Energy Resources, LLC, which operates the facility, owns the remaining 103 MW of production capacity and sells their portion of the output to PGE under a 30-year PPA.
•Seaside Grid—The 200 MW Battery Energy Storage System (BESS) facility, located in Portland, Oregon was placed in service on July 8, 2025 and is owned by PGE. As of June 30, 2025, the Company has recorded $340 million, including AFUDC, in construction work-in-progress (CWIP) for the Seaside Grid.
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

The agreements related to Clearwater and all BESS agreements represent the final procurement from the 2021 All-Source RFP. Resources required to meet the remaining 2030 need are anticipated to be procured through future acquisition processes, including, but not limited to, the 2023 All-Source RFP and future RFPs.

The BESS facilities qualify for federal investment tax credits (ITCs). The agreements related to Clearwater qualify for production tax credits (PTCs) and are eligible under Oregon’s Renewable Portfolio Standard (RPS) .

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

After a robust and competitive bidding process performed in accordance with Oregon's competitive bidding rules, and with the active participation of, and oversight by, an OPUC-selected third-party independent evaluator, on September 17, 2024, PGE submitted a request for acknowledgement of the final shortlist of bidders to the OPUC. The final shortlist was acknowledged by the OPUC, with conditions, on November 19, 2024.

Following passage of House Resolution 1, the One Big Beautiful Bill Act (OBBB), on July 4, 2025, PGE plans to provide an opportunity for all conforming 2023 RFP bidders to refresh their pricing. PGE, in collaboration with an independent evaluator, will work to update scoring and ranking to reflect pricing changes from bidders in the coming months.

PGE continues to expect finalization of contracts from the 2023 RFP in the second half of 2025, with projects in service by the end of 2027. See “The One Big Beautiful Bill Act” section in this Overview for information regarding the impact of OBBB on the RFP process.

Additional details of the 2023 RFP (OPUC Docket UM 2274) are available on the OPUC website at www.oregon.gov/puc.

Both the 2021 and 2023 RFPs were the subject of regulatory and legal challenges initiated by NewSun Energy LLC, focused on the scoring methodology of the RFPs and OPUC acknowledgement of the final shortlists. Two of NewSun’s challenges to the 2021 RFP were dismissed as moot in recent court decisions. Although NewSun filed for review by the Oregon Supreme Court, in both cases the petitions for review were denied. PGE has joined the proceedings as an intervenor, and the remaining challenges are in various stages of litigation or regulatory review. PGE cannot predict the outcome of these proceedings or potential impact, if any, on its 2021 and 2023 All-Source RFP process.

NewSun was an intervenor in the Clearwater RAC proceeding in Docket UE 427, in which the OPUC rejected NewSun’s proposals to change the RFP oversight process, but adopted conditions proposed by OPUC staff on how PGE should recognize Clearwater’s capacity factor and transmission assumptions in its AUT and PCAM beginning in 2025. PGE sought and received clarification of the OPUC’s February 21, 2025 order (Order 25-075) adopting the conditions, in Order 25-223, which granted certain of PGE’s requests and denied others. PGE has a Petition for Judicial Review of Order 25-075 pending at the Oregon Court of Appeals. PGE cannot predict the outcome or potential impact, if any, on future RFP, AUT, or PCAM proceedings.

2025 All-Source RFP

PGE filed notice with the OPUC in November 2024 that an RFP in 2025 was needed to procure resources to meet a forecasted 2029 capacity shortfall and to make continued progress toward decarbonization targets under HB 2021. These actions were consistent with the 2023 IRP Action Plan and CEP Update. PGE filed the draft 2025 All-Source RFP on April 17, 2025.

Following the enactment of the OBBB and related executive orders in July 2025, PGE continues to evaluate the potential impact of these federal tax credit changes on project economics and overall portfolio cost. Loss of tax credit availability could increase renewable project costs and corresponding customer prices. In response, PGE incorporated additional information requirements into the RFP to better assess tax credit eligibility, supply chain risks, and cost implications. Further detail on the federal policy changes and associated risks is provided in "The One Big Beautiful Bill Act” section in this Overview.

PGE received regulatory approval of the 2025 All Source RFP with modifications from the OPUC on July 22, 2025 and expects to issue to market in the third quarter of 2025.

Transmission Upgrades

In alignment with local and regional transmission plans, the 2023 IRP Action Plan, and CEP Update, PGE is evaluating and implementing upgrades to existing transmission resources and expansions of current transmission networks. Transmission resource actions are intended to alleviate congestion, improve regional adequacy and reliability, enable decarbonization goals, and address growing customer demand.

In May 2024, PGE signed a non-binding memorandum of understanding in the development of the North Plains Connector, an approximately 415-mile, high-voltage direct-current (HVDC) transmission line to be constructed with endpoints near Bismarck, North Dakota and Colstrip, Montana. The parties entered negotiations with the United States Department of Energy (U.S. DOE) to finalize the project objectives, terms, and conditions, including the Company’s participation, which is expected to involve a 20% ownership share of the approximately $3.2 billion total investment of the project. In August 2024, the project was awarded a $700 million grant from the U.S. Department of Energy’s Grid Resilience and Innovation Partnerships (GRIP) program to further support its development and would reduce the overall total investment of the project. A portion of the GRIP funding is allocated to assess upgrades to the Colstrip Transmission System. See “Federal Grants” in this Overview for further discussion over the impacts of Federal grants and effect of Presidential executive orders.

The North Plains Connector would be the nation’s first HVDC transmission connection among three regional U.S. electric energy markets, providing additional flexibility and the sharing of resources across multiple time zones. PGE's resource planning process indicates the need for transmission to provide additional transfer capacity, access to diverse energy resources and enhanced wholesale markets, and ease congestion on the existing western transmission system. PGE continues to explore the North Plains Connector as a resource to meet those load-service needs.

The U.S. DOE selected the Confederated Tribes of Warm Springs (CTWS), with PGE as a subrecipient under the grant, for a $250 million grant to upgrade the existing 230 kV Bethel-Round Butte Transmission line to 500 kV. The project will accelerate the development of transmission capacity, enabling new generation in Central and Eastern Oregon to reach customer demand loads in Western Oregon. The added capacity and associated upgrades will also increase resiliency of the transmission system as well as resiliency of the CTWS communities by increasing resources available to the CTWS to support economic growth opportunities. See “Federal Grants” in this Overview for further discussion over the impacts of Federal grants and the potential effect of Presidential executive orders.

Building a resilient grid—To serve communities with clean energy, PGE’s grid of the future will need to be smart and adaptive. Highlights of PGE’s key investments and plans for building a resilient grid include:
•Wildfire Mitigation—PGE has a Wildfire Mitigation Program under which an annual Wildfire Mitigation Plan (WMP) is developed and submitted to the OPUC, as required by State law, to coordinate activities across the Company and with State-wide stakeholders. The 2025 WMP Update forecasts $53 to $57 million in operations and maintenance costs and an additional $57 to $78 million in capital investments, for the year ending 2025, to continue system hardening efforts, expand situational awareness capabilities, implement specific inspection and maintenance along with vegetation management, raise community and customer awareness, and take operational actions within high fire risk zones. PGE strives to improve regional safety by mitigating the risk that PGE’s electric utility infrastructure could cause a wildfire, while limiting the impacts of PSPS events and other mitigation activities on customers and increasing the resiliency of PGE assets to wildfire damage. In the six months ended June 30, 2025, PGE invested $24 million in capital projects related to wildfire mitigation and resiliency and utility asset management, consistent with the 2025 WMP Update.
•Virtual Power Plant (VPP)—PGE’s VPP is comprised of Distributed Energy Resources and flexible loads that are managed through technology platforms to provide grid and power operations services. PGE’s customer offerings related to flexible load programs, rooftop solar, battery storage, and electric vehicle (EV) charging solutions support grid reliability and increase portfolio flexibility and resource diversity. These Distributed Energy Resources and flexible loads are the foundation of PGE’s VPP that increasingly provides a growing suite of grid and system services over time. When coordinated through the Company’s Distributed Energy Resources Management Systems, Distributed Energy Resource and flexible loads support cost-effective decarbonization, advance customer and community energy resiliency, promote customer engagement with the energy system, and unlock additional grid services that enhance PGE’s operation of a dynamic two-way system. As customer participation in PGE’s VPP grows, their actions provide increasing benefit and help avoid customer service interruptions and reduce exposure to scarcity pricing in energy markets.
•Distribution System Plan (DSP)—In 2021 and 2022, PGE filed its inaugural DSP in two parts, which were accepted by the OPUC in March 2022 and February 2023, respectively. The OPUC Staff finalized their review of modifications to the current DSP guidelines in the fourth quarter of 2024 and PGE filed its next DSP in December 2024, fully compliant with the updated requirements. The DSP outlines distribution system assets, describes how the Company plans for new load, including distributed resources such as EVs and rooftop solar installations, and presents the vision for modernizing the grid to enable accelerated decarbonization and customer participation in demonstrating continual progress towards PGE’s clean energy goals. For further information on recovery of costs related to the DSP, see “Distribution System Plan recovery mechanism” in the Regulatory Matters section of this Overview.

Electrify the economy—To help Oregon reach its decarbonization goals, PGE is committed to increasing electrification of buildings and supporting vehicle electrification for customers.
Transportation electrification (TE) is one of the most significant ways to reduce GHG emissions in Oregon. PGE is engaged with customers and communities to manage EV charging load, develop infrastructure projects aimed at improving accessibility to EV charging stations, build electric fleet partnerships, and offer programs to support customers’ transitions to TE.
In October 2023, the OPUC accepted PGE’s second TE plan, which covers the 2023 to 2025 time period and considers current and planned activities, along with forecasted EV loads. To date, PGE has incurred $11 million in capital expenditures under the current TE plan. PGE expects to submit its draft 2026-2028 TE plan on July 25, 2025.
PGE continues to pursue advanced technologies to enhance the grid, pursue energy storage, and develop microgrids and the use of data and analytics to better predict demand and support energy-saving customer programs.

Laws and Regulations

Trade Tariffs—Recently, trade tariffs were imposed through presidential executive orders. While some tariffs scheduled to take effect were temporarily suspended, broad tariffs remain in effect. Trade tariffs may increase the cost of imported materials and equipment, disrupt supply chains, drive economic volatility, and create adverse capital and credit market conditions. The cost of steel utility poles, meters, transformers, and specialized electrical equipment, among other items, may increase materials and supplies balances and elevate the cost of capital projects. Similarly, prices may rise and lead times may lengthen for necessary components in resources considered for acquisition in PGE’s All-Source RFPs. For further information on the Company’s RFPs, see “The Resource Planning Process” in the Investing in a Clean Energy Future section of this Overview. While PGE’s Canadian natural gas imports are not expected to be impacted by the current state of trade tariffs due to the imports being U.S.-Mexico-Canada Agreement compliant, the future of trade tariff impacts on such imports is uncertain. The Company is unable to reasonably estimate the effects of the rapidly evolving trade tariff landscape, as those effects could include project delays and cost increases, and present obstacles to PGE’s strategic plan execution. PGE is closely monitoring the impacts of trade tariffs and the potential effect they may have on the Company’s financial position, results of operations, or cash flows.

Federal Grants—In November 2021, the $1.2 trillion Infrastructure Investment and Jobs Act (IIJA), which includes approximately $550 billion of new federal spending, was signed into law. PGE continues to pursue multiple areas under the IIJA, and other state and federal programs, for potential grant funding of projects. These projects target improvements in electrical system reliability and resiliency, wildfire situational awareness and mitigation, greater communications capabilities, advancements in customer usage analytics using artificial intelligence, renewable resources and advanced electrical grid support, hydro generation operations, and regional transmission capacity constraints.

As of June 30, 2025, PGE has been associated with the submission of 42 grant applications as the recipient or subrecipient and has been awarded 10 grants totaling $313 million, including the following:
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

As of June 30, 2025, PGE has incurred an immaterial amount of costs associated with its federal grants and continues to assess the impacts of these federal grants on the Company’s financial position and results of operations. A series of Presidential executive orders were recently issued related to energy and environmental policies. These orders could lead to delays, reviews, and potential terminations or modifications of grants. PGE is analyzing these executive orders to understand their potential impact on grant funding, and associated work that was originally required as a part of certain Community Benefits Plans. As of June 30, 2025, the grants disclosed above continue to be executed. Although PGE continues to apply for additional grants, the Company cannot predict the ultimate timing and success of securing funding from federal programs, or predict the outcome of existing grants.

Inflation Reduction Act of 2022—The IRA was signed into law in August 2022 with a majority of the provisions effective for tax years beginning after December 31, 2022.

The United States Treasury and the Internal Revenue Service released extensive rules addressing credit transfer eligibility and application, including but not limited to, required registration, filing, and documentation for transferors and transferees to elect and claim a credit transfer. In December 2023, PGE received approval from the OPUC to transfer 2023 PTCs and record any difference in the full value and the discounted value in a property balancing account. Consistent with options available under the IRA, the Company transferred 2023 credits with the final transfer occurring in the first quarter of 2024. On April 17, 2024, PGE received approval from the OPUC to transfer 2024 and 2025 PTCs and record any difference between the full value and the discounted value in a property balancing account. On December 11, 2024, PGE received approval from the OPUC to transfer 2024 ITCs and return the net proceeds from the sale to PGE customers. PGE has entered into agreements to transfer 2023 through 2025 tax credits and transferred $13 million and $112 million, net of discounts, for cash proceeds in the first half of 2025 and in 2024, respectively. The Company expects to generate and transfer approximately $168 million in tax credits in 2025.

The Company believes the tax incentives in the IRA provide additional investment opportunities for PGE and provide benefits to customers. Increased capital expenditures in such investment opportunities would likely result in additional financing needs through debt and equity instruments.

The One Big Beautiful Bill Act—On July 4, 2025, the President signed the OBBB, which materially amends or repeals several renewable-energy tax incentives that were originally enacted under the IRA. It is expected that projects currently under construction and intended to be placed in service this year will remain eligible for the PTC or ITC amounts already reflected in balances; therefore, no adjustment was recorded in the quarter ended June 30, 2025. The transferability of tax credits, as provided under the IRA, also remains in effect. A July 7, 2025 executive order has added uncertainty with respect to the specific actions necessary to demonstrate a project’s start of construction. Further clarity is expected from the Secretaries of the Treasury and the Interior as it relates to their findings and actions taken under this executive order within 45 days.

The accelerated placed-in-service deadline for wind and solar, earlier phase-down for other technologies, and repeal of the permanent 10% ITC may reduce or eliminate the availability of renewable-energy credits on future projects. The Company cannot yet reasonably estimate the impact on PGE’s results of operations, financial position, and cash flows or on future capital expenditures, deferred-tax assets, current and future All-Source RFPs, and customer prices.

See “The Resource Planning Process” in this Overview for information regarding the impact of OBBB on the RFP process.

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

HB 2021 requires utilities to develop a CEP for meeting the reduction targets, concurrent with each IRP. In reviewing a CEP, the OPUC must ensure that utilities take action as soon as practicable that facilitates rapid reduction of GHG emissions, demonstrate continual progress toward meeting the targets, and create a plan that is in the public interest. Further, the CEP must result in an affordable, reliable, and clean electric system. The law does not require particular GHG percentage reductions be attained until 2030. The law contains a cost cap and reliability related provisions that can slow or pause compliance with the GHG targets, if implicated. The OPUC has a current open docket, UM 2273, in which provisions regarding the cost cap are being investigated.

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

HB 3179—The Oregon Legislature in 2025 passed HB 3179 aimed at making energy bills more affordable and transparent for customers. Under the provisions of the legislation, which still awaits the Governor’s signature, the OPUC shall balance the interests of the utility investor and the consumer by considering the cumulative economic impact of the proposed price or schedule of prices on the electric or natural gas company’s residential customers. Electric or natural gas companies are required to file a multiyear rate plan on a regular interval that is no less than three and no more than seven years long. The OPUC shall require each electric and natural gas company to, at least annually, file with the OPUC, and make publicly available, a report on any price adjustments that the electric or natural gas company expects within the next 12 months. Such report must identify all price adjustment requests that an electric or natural gas company has filed or reasonably knows or anticipates to file. Any increase in residential prices may not take effect from November 1 to March 31.

EPA Regulations for Electric Generating Facilities—In April 2024, the United States Environmental Protection Agency (EPA) released final regulations pertaining to electric generation facilities. The regulations included:
•GHG regulations for new natural gas-based turbines and existing coal-based units, pursuant to section 111 of the Clean Air Act (CAA);

•Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category (the ELG Rule), which applied to wastewater discharges from coal-based generating units and established pollution control requirements, building upon the 2015 and 2020 ELG Rules; and
•Updated Mercury and Air Toxics Standards (MATS), pursuant to section 112 of the CAA, which set emissions limits for filterable particulate matter for coal-based generating units.

On April 8, 2025, the President issued a proclamation, Regulatory Relief for Certain Stationary Sources to Promote American Energy, granting a two-year compliance exemption pursuant to the CAA Section 112(i)(4) for the EPA’s MATS rule. The EPA subsequently notified companies whether their sources had been granted the exemption. Colstrip was granted an exemption until July 8, 2029.

On June 11, 2025, to advance the goals of the President’s Unleashing American Energy executive order, the EPA proposed to repeal the 2024 GHG emissions standards for fossil fuel-fired power plants promulgated under Section 111 of CAA. The EPA also proposed to repeal specific amendments to the updated MATS, that were promulgated in 2024, including the revised filterable particulate matter emissions standard. Additionally, on June 30, 2025, the EPA proposed to update the 2024 ELG Rule to extend compliance deadlines and explore flexibilities to promote reliable and affordable power generation.

PGE continues to evaluate each of these rules to assess the impact it may have on the Company’s continuing investment in Colstrip, which could be material. Compliance with the 2024 rules could require material upgrades at Colstrip with proposed compliance dates that may not be achievable or require the use of unproven technology, resulting in significant impacts to costs of Colstrip. If upheld, the 2024 MATS and GHG Rules would require compliance as early as 2027 and 2032, respectively. In addition to the EPA’s proposed rulemakings, several legal challenges have been filed regarding these rules. In challenges to all three rules, at the EPA’s request, the courts have granted stays to allow new EPA leadership to reevaluate the rule.

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

Corporate structure—On May 23, 2025, PGE filed a notice under Oregon law with the OPUC of its intent to submit a regulatory application for approval of a holding company reorganization. On July 25, 2025, the Company expects to submit the formal application to the OPUC. PGE believes that it is in the best interests of its customers and shareholders to update its corporate structure into a holding company structure. The structure currently contemplated involves placing a non-operating corporate entity over the Company’s existing structure. Additionally, this structure would allow for the formation of a subsidiary of the holding company that could hold existing and future transmission assets. The intent of the reorganization is to take advantage of the financial flexibility provided by a holding company structure, and to support construction of new transmission assets, reliability planning, and economic development.

The application is another of many steps required to complete the reorganization, which needs OPUC approval under Oregon law as well as any necessary FERC approvals. Later in the process, PGE's Board of Directors will decide whether to submit the proposed reorganization to PGE shareholders for approval. Following completion of these steps and the receipt of all required approvals, each outstanding share of PGE common stock would automatically convert into a share of the new holding company (HoldCo) common stock on a one-for-one basis. PGE shareholders, immediately prior to consummation of the reorganization would own the same relative percentages of HoldCo following consummation of the reorganization. After the reorganization, PGE would be a wholly owned subsidiary of HoldCo, which would be an Oregon corporation.

Declared states of emergency—The OPUC has approved a pre-authorized deferral of costs associated with qualifying declared states of emergency, which would include federal or state declared emergencies with impacts on PGE’s service territory. Under this mechanism, PGE could provide notice of an event that qualifies within 30 days of the declared state of emergency and would not need to seek OPUC approval to apply deferred accounting treatment for incremental costs related to the emergency. The OPUC maintains responsibility to review utility requests to amortize deferred amounts in customer prices, including, among other requirements, a review of utility prudence and application of an earnings test, in a future proceeding.

In January 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allows PGE to seek recovery of incremental storm expenses through the previously filed emergency deferral. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC under Docket UM 2190 for emergency restoration costs related to the January storm. As of June 30, 2025, PGE had a deferred balance of $47 million, including interest, as a regulatory asset for costs associated with repairing damage to transmission and distribution systems and restoring power to customers.

PGE believes that the full amount of the deferral is probable of recovery and submitted a request for recovery early in the third quarter of 2025, with price changes to be effective over a two-year period beginning April 1, 2026. The OPUC has significant discretion in making the final determination of recovery based on its assessment of prudency and interpretation of the earnings test application, either of which could result in all, or a portion of, the deferral being disallowed. As of December 31, 2024, PGE's preliminary return on equity, based on actual results, did not exceed the OPUC's authorized rate of return. Any disallowance would be a charge to earnings, which could be material to the Company’s financial condition, results of operations, or cash flows. For further information, see “January 2024 storm and damage” in the Regulatory Assets and Liabilities section of Note 3, Balance Sheet Components in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Reliability Contingency Event (RCE)—Under the RCE mechanism, PGE is allowed to pursue recovery of 80% of costs for RCEs above amounts forecasted in the Company’s AUT, without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing power cost adjustment mechanism (PCAM). As of June 30, 2025, PGE’s deferred balance related to RCEs was $95 million, which includes $92 million related to RCEs deferred in 2024 and $3 million related to RCEs deferred in 2025. This includes costs from multiple qualified RCEs during 2024, the most significant of which was related to the January storm event, and costs incurred during the first half of 2025. PGE filed the results of the 2024 PCAM with the OPUC on July 1, 2025, in Docket UE 457, which included a request for $86 million, without interest, in RCE costs incurred in 2024, initiating a regulatory review process that typically results in a final determination and order from the OPUC by the end of the year of filing. Any resulting refund or collection impacting customer prices is expected to be effective April 1, 2026. PGE believes the deferred amounts as of June 30, 2025 are probable of recovery. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Power costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2025 AUT included a final increase in power costs for 2025, and a corresponding increase in NVPC, of $72 million from 2024 levels, which were reflected in customer prices effective January 1, 2025.

Distribution System Plan recovery mechanism—On July 25, 2025, PGE plans to submit to the OPUC a request for recovery of costs associated with the Company’s Distribution System Plan. The regulatory filing would allow PGE the opportunity to recover its revenue requirement for these capital investments outside of a general rate case while balancing the interests of customers and PGE.

As a part of the filing, PGE requests that the Distribution System Plan Alternative Recovery Mechanism be authorized for inclusion in customer prices by April 1, 2026. PGE’s request for recovery includes an annualized revenue requirement increase of $72 million, which includes a 9.34% return on equity as approved in UE 435, and a rate base increase of $335 million.

PGE and parties will work through the regulatory review process for the Distribution System Plan Alternative Recovery Mechanism during the coming months. PGE cannot predict the ultimate outcome of the regulatory process.

Portland Harbor Environmental Remediation Account (PHERA) mechanism—The EPA has listed PGE as one of over one hundred Potentially Responsible Parties (PRPs) related to the remediation of the Portland Harbor Superfund site. As of June 30, 2025, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision (ROD) issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. Stakeholders have raised concerns that EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording an estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the recovery mechanism allows the Company to defer and recover estimated liabilities and incurred legal and technical analysis expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, including, but not limited to, insurance recoveries, and customer prices, as necessary. PGE received settlement proceeds related to Portland Harbor Superfund insurance coverage settlement agreements in the second quarter of 2025, which were deferred into the PHERA mechanism. PGE is continuing insurance recovery activity with additional insurers. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures were to be deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Renewable recovery framework—As previously authorized by the OPUC, the RAC is a primary method available to recover costs associated with renewable resources and the inclusion of prudent costs of energy storage projects associated with renewables, under certain conditions. The RAC allows PGE to recover prudently incurred costs of renewable resources through filings made each year, outside of a GRC. In 2023, the Company filed for Clearwater, which went into service in January 2024. During 2024, PGE did not submit a request for recovery of any renewable resources under the RAC and has not requested recovery of any renewable resources under the RAC during 2025, nor does it plan to do so.

Under the RAC, during 2023, the Company submitted a filing in OPUC Docket UE 427 for Clearwater proposing to defer the revenue requirement, net of NVPC benefits, from the in-service date of January 2024 until Clearwater was reflected in customer prices, which was March 1, 2025. For the twelve month period ending December 31, 2024, PGE deferred the revenue requirement, net of NVPC benefits resulting in a net regulatory liability of $40 million, which began amortizing as a refund to customers on March 1, 2025 over a twelve month period, as approved by the OPUC in Order 25-075 issued February 21, 2025.

The OPUC’s order also adopted conditions to be applied to the AUT and clarification of the applicability of those conditions were subsequently provided by the OPUC in Order 25-223, which granted certain of PGE’s requests and denied others. PGE has a Petition for Judicial Review of Order 25-075 pending at the Oregon Court of Appeals. For the period of January 1, 2025 through February 28, 2025, PGE deferred an additional net $7 million regulatory liability, which remains subject to a future regulatory review, representing the deferred revenue requirement that the Company believes is probable of recovery, net of NVPC that is probable of refund to customers under the RAC for that period. The OPUC has significant discretion on overall prudence and in making the final determination of recovery or refund. Any cost disallowance or increased refunds would be recognized as a charge to earnings.

Seaside Grid BESS recovery - On May 30, 2025, PGE submitted with the OPUC to request recovery of the revenue requirement associated with the Seaside Battery Energy Storage System (Seaside). The regulatory filing is pursuant to the expedited cost-recovery option introduced by the OPUC in its Order issued December 20, 2024 related to PGE's 2025 General Rate Case (OPUC Docket UE 435) and would allow PGE the opportunity to recover its revenue requirement for Seaside outside of a general rate case while balancing the interests of customers and PGE.

As a part of the filing, PGE requests that the Seaside tracker be authorized for inclusion in customer prices by October 31, 2025. PGE entered into a memorandum of understanding with intervenors, which establishes the scope of recovery mechanisms for both the Seaside BESS and the DSP. The Company is committed to continuing to collaborate with key stakeholders and providing safe, reliable service at the lowest possible cost for customers.

PGE’s request for recovery includes an annualized revenue requirement increase of $46 million, cost of capital figures based on OPUC approved amounts in UE 435, which included a 9.34% return on equity, and a rate base increase of $257 million, net of estimated Investment Tax Credit benefits of $117 million.

PGE and parties will work through the regulatory review process for the Seaside tracker filing (OPUC Docket UE 455) during the coming months. PGE cannot predict the ultimate outcome of the regulatory process.

New Large Load—In December 2023, the OPUC established Docket UE 430 to investigate new load connection costs. Following a lengthy regulatory process, in December 2024, PGE filed Advice No. 24-38 with the OPUC. This filing introduced several proposed changes to PGE policies and tariffs that, if approved, would: i) reasonably protect other customers from the cost to connect new large load customers; ii) improve transmission system planning and capacity; iii) provide fair recovery of distribution investment costs from large load users; and iv) implement contractual requirements designed to appropriately allocate and recover distribution and transmission costs and mitigate the risk of stranded assets, while providing flexibility to meet large customer needs.

On April 15, 2025, the OPUC approved PGE's filing, as revised, with an effective date of April 16, 2025, on condition that the issues raised in the filing would be addressed in a new Commission docket, UM 2377. This allowed PGE to begin working with large load customers to form a load interconnection queue, conduct studies to assess and allocate connection costs, and offer study and service agreements. Any agreements with new large load customers may be revised and updated based on the outcome in the separate OPUC proceeding, UM 2377, that was opened to address PGE’s proposed tariff changes and related issues.

In June 2025, the Oregon Legislature passed HB 3546 relating to large energy use facilities. HB 3546, which became effective in June 2025, directs the OPUC to provide a classification for retail customers deemed large energy use facilities. Any tariffs under the class must allocate costs to the class in a manner that is equal or proportional to the costs of serving the class, or directly assign the costs to large energy use facilities and avoid unwarranted shifting costs to other classes. HB 3546 also directs the OPUC to require that electric companies serving a large energy use facility must enter into a contract for services with such customer under terms and conditions specified by the law.

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

The Company participates in the California Independent System Operator's (CAISO) western Energy Imbalance Market (EIM), which enables, among other benefits, greater integration of renewable energy onto the grid by better balancing the variable output of renewable resources. PGE signed an implementation agreement and filed tariff changes with the FERC to join the CAISO’s Extended Day-Ahead Market (EDAM), which is expected to build on the success of the western EIM and help provide the Company and its customers access to more affordable, reliable, and clean energy. The EDAM, anticipated to begin operation in 2026, will allow market participants to submit bids for their forecasted energy demand and available generation resources a day ahead of expected use. The EDAM will then optimize transmission and resource use across all market participants, enabling access to the lowest-cost resources to meet regional needs. The EDAM is expected to leverage PGE’s existing technology and systems and utilize the Company’s transmission system to connect regional resources, such as hydropower and wind facilities in the Pacific Northwest and solar facilities in California and the desert Southwest, across a unified market platform.

As part of its ongoing efforts to benefit retail and wholesale customers, PGE has also supported the Western Power Pool’s Western Resource Adequacy Program (WRAP), since 2023. The WRAP establishes a regional framework to more effectively address resource adequacy, improve reliability, integrate clean energy, and manage costs by diversifying resources and sharing capacity across a broad geographic footprint and a large pool of participants across the western United States.

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

Retail customer price changes and customer usage patterns, which can be affected by the economy, also have an effect on revenues. Wholesale power availability and price, hydro and wind generation, and fuel costs for thermal plants can also affect income from operations. PGE has taken measures to enhance the availability of supply chain-

constrained items that are needed to serve new and existing customers, such as securing inventory of critical materials to improve reliability, reserving manufacturing capacity with strategic partners, and evaluating availability with established and new suppliers. The Company’s materials and supplies forecasting process is designed to secure materials availability as well as mitigate cost increases through long-term agreements, supplier engagement, and expanding the supply base. PGE is monitoring the fluid situation around tariffs and trade policies and continues to evaluate any potential impact to its operations and the need to implement applicable mitigation strategies.

Customers and Demand—The following tables present total energy deliveries, in thousands of Megawatt hours (MWh), and the average number of retail customers by customer type for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	% Change	% Change (Weather- Adjusted)	2025	2024	% Change	% Change (Weather- Adjusted)
Energy deliveries:
Retail:
Residential	1,571	1,608	(2)%	1%	3,797	3,851	(1)%	—%
Commercial	1,546	1,548	—	—	3,178	3,176	—	—
Industrial	1,416	1,204	18	18	2,814	2,390	18	18
Subtotal	4,533	4,360	4	5	9,789	9,417	4	4
Direct access:
Commercial	135	127	6	6	264	247	7	7
Industrial	513	451	14	14	956	847	13	13
Subtotal	648	578	12	12	1,220	1,094	12	12
Total retail	5,181	4,938	5	6%	11,009	10,511	5	5%
Wholesale	2,439	2,104	16		4,418	4,283	3
Total	7,620	7,042	8%		15,427	14,794	4%

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Average number of retail customers:
Residential	839,923	828,355	1%	838,516	826,297	1%
Commercial	114,230	113,577	1%	114,211	113,223	1%
Industrial	218	208	5%	217	206	5%
Direct access	729	496	47%	659	505	30%
Total	955,100	942,636	1%	953,603	940,231	1%

Total retail energy deliveries for the six months ended June 30, 2025 increased 4.7% compared with the six months ended June 30, 2024, driven by an increase in industrial deliveries. The first six months of 2025 contained one fewer delivery day due to leap year in 2024.

Residential weather-adjusted deliveries saw average usage per customer 1.6% lower during the first six months of 2025 compared with 2024, while the average number of residential customers was 1.5% greater. PGE has seen the number of rooftop solar installations increase in its service territory over the past few years, and continued funding of energy efficiency programs, both of which weigh on average usage per customer.

The industrial class continues to show growth in energy deliveries, up 16.5% in the six months ended June 30, 2025 compared to the same period in 2024, reflecting strength primarily in the digital services sector.

The following table indicates the number of heating and cooling degree-days for the three and six months ended June 30, 2025 and 2024, along with the current 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2025	2024	Avg.	2025	2024	Avg.

First Quarter	1,772	1,755	1,819	4	—	—
April	248	310	360	—	—	3
May	160	192	179	14	23	25
June	56	45	67	88	85	81
Second Quarter	464	547	606	102	108	109
Year-to-date	2,236	2,302	2,425	106	108	109
(Decrease) from the 15-year average	(8)%	(5)%		(3)%	(1)%
During the three months ended June 30, 2025 compared to the same three months of 2024, weather had a negative impact on Total Retail deliveries as the Company’s service territory saw fewer heating and cooling degree-days than in 2024. While temperatures were above average during the second quarters of both 2025 and 2024, the number of heating degree-days recorded in the second quarter of 2025 were 23% below average compared to 10% below in the same period of 2024.

The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from ESSs. Had the cap limit been fully subscribed and utilized, 12% of PGE’s total retail energy deliveries for the first six months of 2025 would have been to these customers.

PGE offers service to customers under an OPUC created New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. With the adoption of the New Large Load Direct Access program, which is capped at 119 MWa, as much as 17% of the Company’s retail energy deliveries could have been supplied by ESSs to Direct Access customers.

Actual deliveries to Direct Access customers of energy supplied by ESSs represented 11% and 10% of PGE’s total retail energy deliveries for the first six months of 2025 and 2024, respectively. The OPUC, under docket UM 2024, has undertaken an investigation of long-term Direct Access with program caps being one of the issues under consideration. This regulatory proceeding is expected to conclude in early 2026.

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

The following table provides information regarding the performance of the Company’s generating resources for the six months ended June 30, 2025 and 2024:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total system load
	2025	2024	2025	2024	2025	2024
Generation:
Thermal:
Natural gas	84%	77%	104%	91%	37%	32%
Coal (3)	71	65	99	86	6	5
Wind (4)	90	91	98	102	10	11
Hydro	97	94	101	93	5	5
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

Energy received from PGE-owned and jointly-owned thermal plants during the six months ended June 30, 2025 compared to 2024 increased 14%. This increase was primarily driven by fewer outages in 2025 as compared to 2024. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, increased 9% during the six months ended June 30, 2025 compared to 2024 primarily due to more favorable hydro conditions in the current period. Energy purchased from mid-Columbia and other regional hydroelectric projects increased 10% while energy generated by the Company-owned facilities increased 4% during the six months ended June 30, 2025. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 10 years of historical stream flow data. See “Purchased power and fuel” in the Results of Operations section in this Item 2, for further detail on regional hydro results.

Energy received from PGE-owned and under contract wind resources decreased 9% during the six months ended June 30, 2025 compared to 2024. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

Under the PCAM, the Company may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the PCAM as calculated for regulatory purposes for the six months ended June 30, 2025 and 2024, respectively:

•For the six months ended June 30, 2025, actual NVPC was $19 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2025 is currently estimated to be below the baseline and outside the established deadband range. Pursuant to the PCAM and related earnings test, because PGE’s preliminary regulatory ROE is estimated to be below 10.34%, there is no estimated refund to customers expected under the PCAM for 2025.

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

As approved by the OPUC in PGE’s 2024 GRC, the Reliability Contingency Event (RCE) mechanism allows PGE to pursue recovery of 80% of costs for RCEs above amounts forecasted in the Company’s AUT, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. For more on the RCE, see “Regulatory Assets and Liabilities” in Note 3, Balance Sheet Components in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Operating and Maintenance

Business transformation and optimization expenses—PGE has incurred incremental costs, which include strategic advisory and workforce realignment expenses, focused on a multi-year cost management initiative to realize long-term benefits. Additionally, PGE has incurred incremental accounting, legal, and consulting costs related to its intent to submit a regulatory application for approval of a holding company reorganization. For more on the corporate structure see “Corporate Structure” in the Regulatory Matters section of this Overview.

For more information on the impact of these costs on quarterly results, see “Generation, transmission and distribution” and “Administrative and other” in the Results of Operations section of this Overview. The Company expects to incur business transformation and optimization expenses related to these initiatives throughout 2025 and 2026.

Results of Operations

The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2025	2024		2025	2024
Total revenues	$807	$758	6%	$1,735	$1,687	3%
Operating expenses:
Purchased power and fuel	294	275	7	662	680	(3)
Generation, transmission and distribution	114	107	7	224	206	9
Administrative and other	96	97	(1)	192	192	—
Depreciation and amortization	139	122	14	279	243	15
Taxes other than income taxes	46	41	12	92	88	5
Total operating expenses	689	642	7	1,449	1,409	3
Income from operations	118	116	2	286	278	3
Interest expense, net*	57	52	10	113	103	10
Other income:
Allowance for equity funds used during construction	6	6	—	11	11	—
Miscellaneous income, net	7	9	(22)	12	15	(20)
Other income, net	13	15	(13)	23	26	(12)
Income before income tax expense	74	79	(6)	196	201	(2)
Income tax expense	12	7	71	34	20	70
Net income	62	72	(14)	162	181	(10)
Other comprehensive income	—	—	—	—	1	(100)
Net income and Comprehensive income	$62	$72	(14)%	$162	$182	(11)%
* Includes an allowance for borrowed funds used during construction of $3 million and $4 million for the three months ended June 30, 2025 and 2024, respectively, and $7 million and $8 million for the six months ended June 30, 2025 and 2024.

Net income for the three months ended June 30, 2025 decreased $10 million, or 14%, compared to the same period of 2024. Retail revenues increased primarily due to price changes as authorized by the OPUC. The increase in Purchased power and fuel reflects higher average variable power costs per MWh. Generation, transmission and distribution expenses were up primarily due to vegetation management, inspection, wildfire mitigation, and distribution maintenance expenses. While total Administrative and General expense remained flat compared to 2024, a total of $15 million business transformation and optimization expenses was recorded in 2025 of which $14 million is reflected in Administration and General Expense with the balance being in Generation, transmission and distribution expense. Increases in Depreciation and amortization expense, driven by higher depreciable asset balances, and Interest expense, net, due to higher long-term debt balances, were largely anticipated and somewhat offset in net income by increased revenues. Income tax expense was up due to lower PTC benefits.

Net income for the six months ended June 30, 2025 decreased $19 million, or 10%, compared to the same period of 2024. Retail revenues increased primarily due to price changes to cover anticipated higher NVPC and general cost increases, as authorized by the OPUC. Wholesale revenues have decreased, driven by a decline in the average price of wholesale deliveries. The reduction in Purchased power and fuel reflects reduced cost of purchased power, partially offset by the reduced costs in 2024 due to the deferral of costs under the RCE mechanism that did not recur. Generation, transmission and distribution expenses were up primarily due to vegetation management, inspection, wildfire mitigation, and distribution maintenance expenses. While total Administrative and General expense remained flat compared to 2024, a total of $15 million business transformation and optimization expenses was recorded in 2025 of which $14 million was in Administration and General Expense, with the balance being in Generation, transmission and distribution expense. Increases in Depreciation and amortization expense, driven by higher depreciable asset balances, and Interest expense, net, due to higher long-term debt balances, were largely anticipated and somewhat offset in net income by increased revenues. Income tax expense was up due to lower PTC benefits.

Total revenues consist of the following for the periods presented (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Retail:
Residential	$311	39%	$307	40%	$740	43%	$722	43%
Commercial	234	29	219	29	476	27	446	27
Industrial	128	16	104	14	255	15	206	12
Subtotal	673	84	630	83	1,471	85	1,374	82
Direct access:
Commercial	4	—	3	—	8	—	5	—
Industrial	6	1	6	1	11	1	10	1
Subtotal	10	1	9	1	19	1	15	1
Subtotal Retail	683	85	639	84	1,490	86	1,389	83
Alternative revenue programs, net of amortization	9	1	(3)	—	5	—	(14)	(1)
Other accrued revenues, net	6	—	4	—	10	1	5	—
Total retail revenues	698	86	640	84	1,505	87	1,380	82
Wholesale revenues	88	11	99	13	188	11	275	16
Other operating revenues	21	3	19	3	42	2	32	2
Total revenues	$807	100%	$758	100%	$1,735	100%	$1,687	100%

Total retail revenues—The following items contributed to the increase in Total retail revenues for the three and six months ended June 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months Ended	Six Months Ended
June 30, 2024	$640	$1,380
Change in prices as a result of the AUT, approved by the OPUC (partially offset in Purchased power and fuel)	8	58
Retail energy deliveries driven by changes in customer load	19	40
Wildfire mitigation, offset in operating expenses and amortization	9	16
Clearwater RAC deferral	5	10
Average price of energy deliveries due primarily to changes in delivery mix, partially offset by overall customer price increases beyond the AUT	23	4
Combination of various supplemental schedules and adjustments	(6)	(3)
June 30, 2025	$698	1,505
Change in Total retail revenues	$58	$125

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

Wholesale revenues for the three months ended June 30, 2025 decreased $11 million, or 11%, from the three months ended June 30, 2024, as a combination of reduced environmental credit sales and a lower average wholesale sales price more than offset the 16% increase in sales volumes.

For the six months ended June 30, 2025, Wholesale revenues decreased $87 million, or 32%, from the six months ended June 30, 2024 as the Company experienced a $68 million reduction in revenues due to a decline in average sales prices resulting from market volatility around specific regional weather events in January 2024 and milder overall weather in 2025. In addition, the sale of environmental credits produced $28 million less revenue in 2025 than during the same period of 2024. Partially offsetting the declines was a 3% increase in Wholesale sales volumes, which added $9 million to revenues period over period.

Other operating revenues for the three months ended June 30, 2025 were up $2 million from the comparable period in 2024. In the six months ended June 30, 2025, Other operating revenues were up $10 million compared to the same period of 2024, primarily the result of an increase from imbalance transactions with ESS providers, which is offset in Purchased power and fuel expense.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the change in Purchased power and fuel for the three and six months ended June 30, 2025 compared to the same periods in 2024 (dollars in millions):

	Three Months Ended	Six Months Ended
June 30, 2024	$275	$680
Average variable power cost per MWh	20	(66)
Total system load	1	(18)
2021 PCAM deferral amortization	(2)	(7)
RCE deferral	—	73
June 30, 2025	294	662
Change in Purchased power and fuel	$19	$(18)

Average variable power cost per MWh (in dollars):
June 30, 2024	$40.10	$52.00
June 30, 2025	$41.34	$45.40

Total system load (MWhs in thousands):
June 30, 2024	6,774	14,384
June 30, 2025	7,095	14,638

For the three months ended June 30, 2025, the $20 million increase related to the change in average variable power cost per MWh was driven by an 18% increase in the average cost of purchased power and a 12% decrease in the average cost for the Company’s own generation. The $1 million increase related to total system load was comprised of a 7% decrease of energy obtained from purchased power, offset by an 18% increase in the Company’s own generation.

For the six months ended June 30, 2025, the $66 million decrease related to the change in average variable power cost per MWh was driven by an 11% decrease in the average cost of purchased power and a 5% decrease in the average cost for the Company’s own generation. The $18 million decrease related to total system load was comprised of a 7% decrease of energy obtained from purchased power, offset by a 9% increase in the Company’s own generation.

PGE’s sources of energy, total system load, and retail load requirement are as follows for the periods presented (MWhs in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Generation:
Thermal:
Natural gas	2,279	32%	1,641	24%	5,396	37%	4,669	32%
Coal	294	4	255	4	827	6	781	5
Total thermal	2,573	36	1,896	28	6,223	43	5,450	37
Hydro	328	5	345	5	770	5	738	5
Wind	866	12	948	14	1,465	10	1,538	11
Total generation	3,767	53	3,189	47	8,458	58	7,726	53
Purchased power:
Hydro	2,024	29	1,851	27	3,772	26	3,415	24
Wind	302	4	415	6	591	4	721	5
Solar	419	6	350	5	593	4	497	3
Natural Gas	—	—	—	—	—	—	94	1
Waste, Wood, and Landfill Gas	29	—	46	1	54	—	85	1
Source not specified	554	8	923	14	1,170	8	1,846	13
Total purchased power	3,328	47	3,585	53	6,180	42	6,658	47
Total system load	7,095	100%	6,774	100%	14,638	100%	14,384	100%
Less: wholesale sales	(2,439)		(2,104)		(4,418)		(4,283)
Retail load requirement	4,656		4,670		10,220		10,101

Purchased power in the table above includes power received from qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sources of energy (MWhs in thousands):
PURPA purchased power:
Hydro	9	11	19	21
Wind	10	10	14	15
Solar	204	196	301	287
Waste, Wood, and Landfill Gas	30	5	54	33
Total	253	222	388	356

The following table presents the forecast April-to-September 2025 and actual 2024 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2025 Forecast	2024 Actual
Columbia River at The Dalles, Oregon	76%	74%
Mid-Columbia River at Grand Coulee, Washington	76	74
Clackamas River at Estacada, Oregon	70	91
Deschutes River at Moody, Oregon	95	93
* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three and six months ended June 30, 2025 increased compared to the same periods in 2024 as follows (in millions):

	Three Months Ended	Six Months Ended
June 30, 2024	$176	$405
Purchased power and fuel expense	21	(84)
Wholesale revenues	11	87
2021 PCAM deferral amortization	(2)	(7)
RCE deferral	—	73
June 30, 2025	$206	$474
Change in NVPC	$30	$69

For further information regarding NVPC in relation to the PCAM, see “Purchased power and fuel expense” and “Revenues” within this “Results of Operations” for more details.

For the three months ended June 30, 2025 and 2024, actual NVPC was $12 million and $31 million below baseline NVPC, respectively. For the six months ended June 30, 2025 and 2024, actual NVPC was $19 million and $52 million below baseline NVPC, respectively.

Based on forecast data, NVPC for the year ending December 31, 2025 is currently estimated to be below the baseline and outside the deadband. Pursuant to the PCAM and related earnings test, because PGE’s preliminary regulatory ROE is estimated to be below 10.34%, there is no estimated refund to customers expected under the PCAM for 2025.

Generation, transmission and distribution increased as follows for the three and six months ended June 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months Ended	Six Months Ended
June 30, 2024	$107	$206
Generating facility expenses	(6)	(6)
Vegetation management, inspection, wildfire mitigation, and distribution maintenance expenses	8	14
Service restoration and storm response costs	(2)	2
Business transformation and optimization expenses	1	1
Miscellaneous expenses	6	7
June 30, 2025	$114	$224
Change in Generation, transmission and distribution	$7	$18

In the table above, for the three and six months ended June 30, 2025, respectively, zero and $4 million related to vegetation management, $8 million and $12 million related to wildfire mitigation, $2 million and $2 million related to major maintenance costs and zero and $3 million related to storm response costs have been offset through customer prices or specific regulatory mechanisms.

Administrative and other is as follows for the three and six months ended June 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months Ended	Six Months Ended
June 30, 2024	$97	$192
Regulatory and professional services costs	(5)	—
Employee compensation and benefits	—	6
Customer related costs	(5)	(12)
Amortization of COVID-19 bad debt expense deferral	(6)	(6)
Business transformation and optimization expenses	14	14
Miscellaneous expenses	1	(2)
June 30, 2025	$96	$192
Change in Administrative and other	$(1)	$—

In the table above, for the three and six months ended June 30, 2025, respectively, $4 million and $8 million of the decrease in customer related costs is due to regulatory programs that have been offset through customer pricing or specific regulatory mechanisms.

Depreciation and amortization expense increased $17 million and $36 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases were primarily due to higher utility plant balances.

Taxes other than income taxes increased $5 million and $4 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases were driven by higher property taxes and higher franchise fees, partially offset by lower payroll taxes.

Interest expense, net increased $5 million and $10 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to higher long-term debt balances.

Other income, net decreased $2 million and $3 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The decreases were primarily driven by lower pension and Other Post Employment Benefits non-service costs.

Income tax expense increased $5 million and $14 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily driven by lower PTC benefits resulting from the expiration of the 10-year PTC generation window at Tucannon near the end of 2024.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents, beginning of period	$12	$5
Net cash provided by (used in):
Operating activities	567	364
Investing activities	(609)	(639)
Financing activities	86	276
Change in cash and cash equivalents	44	1
Cash and cash equivalents, end of period	$56	$6

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the six months ended June 30, 2025 compared with the six months ended June 30, 2024 (in millions):

Increase/ (Decrease)
Net income	$(19)
Accounts receivable and Unbilled revenue	36
Margin deposits activity	48
Accounts payable	(1)
Regulatory deferral activity	109
Depreciation and amortization	36
Deferred income taxes	(2)
Alternative revenue programs	(19)
Other miscellaneous changes	15
Net change in cash flow from operations	$203

PGE estimates that non-cash charges for depreciation and amortization in 2025 will range from $550 million to $575 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $900 million to $1 billion.

Cash Flows from Investing Activities—Net cash used in investing activities for the six months ended June 30, 2025 decreased $30 million when compared with the six months ended June 30, 2024. Cash flows used in investing activities consist primarily of capital expenditures related to BESS projects and other new construction and improvements to PGE’s distribution, transmission, and generation facilities, which decreased $27 million.

Excluding AFUDC, the Company plans to make capital expenditures of $1.2 billion in 2025, which it expects to fund with cash to be generated from operations during 2025, as discussed above, the issuance of short- and long-term debt, and issuances of shares pursuant to the at-the-market offering program. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—During the six months ended June 30, 2025, net cash provided by financing activities was primarily the result of the funding of $310 million in First Mortgage Bonds (FMBs). This was partially offset by payment of $109 million of dividends and $102 million of long-term debt.

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2025 through 2029, excluding AFUDC (in millions):

	2025	2026	2027	2028	2029
Ongoing capital expenditures (1)	$850	$895	$890	$920	$920
Transmission	200	255	390	420	515
BESS projects	165	—	—	—	—
Total capital expenditures (2)	$1,215	$1,150	$1,280	$1,340	$1,435
Long-term debt maturities	$68	$—	$160	$100	$200
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

Short-term Debt. Pursuant to an order issued by the FERC in January 2024, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2026. The following table shows available liquidity as of June 30, 2025 (in millions):

	As of June 30, 2025
	Capacity	Outstanding	Available
Revolving credit facility (1)	$750	$—	$750
Letters of credit (2)	320	146	174
Total credit	$1,070	$146	$924
Cash and cash equivalents			56
Total liquidity			$980
(1)Scheduled to expire September 2029.
(2)PGE has four letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

On September 10, 2024, PGE entered into an amendment of its existing revolving credit facility. As of June 30, 2025, PGE had a $750 million unsecured revolving credit facility scheduled to expire in September 2029. The Company has the ability to expand the revolving credit facility to $850 million, if needed, subject to the requirements of the agreement. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the remaining term of the applicable credit facility. As of June 30, 2025, PGE had no outstanding balance on the revolving credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of June 30, 2025, PGE had no commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $750 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

Long-term Debt. As of June 30, 2025, PGE’s total long-term debt outstanding, net of $15 million of unamortized debt expense, was $4,731 million.

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

Equity. In July 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through at-the-market offering programs. In the fourth quarter of 2024 the Company entered into forward sale agreements for 1,420,049 shares. In December 2024, the Company issued 1,066,549 shares pursuant to the forward sale agreements and received net proceeds of $50 million. The Company entered into forward sale agreements for 1,996,890 shares and 1,707 shares in the first quarter and the second quarter of 2025, respectively. The Company could have physically settled the remaining amount by delivering 2,352,097 shares in exchange for cash of $104 million as of June 30, 2025. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

For additional information on the at-the-market offering programs, see Note 7, Shareholders’ Equity, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 44.9% and 45.6% as of June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025, PGE had posted $118 million of collateral with these counterparties, consisting of $40 million in cash and $78 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of June 30, 2025, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $45 million, and decreases to $9 million by December 31, 2025 and to an immaterial amount by December 31, 2026. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $127 million and decreases to $62 million by December 31, 2025 and to $52 million by December 31, 2026.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on June 30, 2025, under the most restrictive issuance test in the Indenture, the Company could have issued up to $574 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s revolving credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of June 30, 2025, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 55.1%.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in PGE’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements,” for information regarding legal proceedings.

Item 1A.	Risk Factors.

Other than the items noted below, there have been no material changes to PGE’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.

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

The perceived risk of wildfire exposure could adversely affect PGE’s access to capital, hinder the Company’s ability to execute its strategic plan, and increase costs.

The lack of legislation limiting wildfire-related liability or providing a wildfire relief fund may impact PGE’s credit rating, which could hamper the Company’s ability to attract capital and invest in the infrastructure required to meet emissions targets and customer reliability needs. PGE may face barriers to securing cost-efficient contracts if there is a perceived risk of utility financial losses related to wildfire. Business partners may be forced to increase prices to recognize the unresolved financial exposure that PGE presents as a counterparty.

Item 5.	Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading agreement,” as the term is defined in Item 408(c) of Regulation S-K.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).
3.2	Twelfth Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed October 27, 2023).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Quarterly Report on Form 10-Q filed July 25, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	July 24, 2025	By:	/s/ Joseph R. Trpik
Joseph R. Trpik
Senior Vice President, Finance and Chief Financial Officer
(duly authorized officer and principal financial officer)