Form 10-Q
period 2025-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2025-10-31
CIK 784977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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

Number of shares of common stock outstanding as of October 24, 2025 is 112,488,952 shares.

PORTLAND GENERAL ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Revenues, net	$946	$942	$2,676	$2,643
Alternative revenue programs, net of amortization	6	(13)	11	(27)
Total revenues	952	929	2,687	2,616
Operating expenses:
Purchased power and fuel	372	380	1,034	1,060
Generation, transmission and distribution	112	131	336	337
Administrative and other	99	102	291	294
Depreciation and amortization	148	126	427	369
Taxes other than income taxes	47	44	139	132
Total operating expenses	778	783	2,227	2,192
Income from operations	174	146	460	424
Interest expense, net	60	53	173	156
Other income:
Allowance for equity funds used during construction	4	6	15	17
Miscellaneous income, net	5	6	17	21
Other income, net	9	12	32	38
Income before income tax expense	123	105	319	306
Income tax expense	20	11	54	31
Net income	103	94	265	275
Other comprehensive income	1	(1)	1	—
Net income and Comprehensive income	$104	$93	$266	$275

Weighted-average common shares outstanding (in thousands):
Basic	110,170	103,845	109,708	102,730
Diluted	110,416	104,338	109,958	102,958

Earnings per share:
Basic	$0.94	$0.91	$2.42	$2.68
Diluted	$0.94	$0.90	$2.41	$2.67

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$137	$12
Accounts receivable, net	455	456
Inventories	124	114
Regulatory assets—current	207	205
Other current assets	136	238
Total current assets	1,059	1,025
Electric utility plant, net	10,804	10,345
Regulatory assets—noncurrent	599	632
Nuclear decommissioning trust	44	30
Non-qualified benefit plan trust	36	34
Other noncurrent assets	472	478
Total assets	$13,014	$12,544

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
(Dollars in millions)
(Unaudited)

	September 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$276	$365
Liabilities from price risk management activities—current	133	147
Current portion of long-term debt	68	170
Current portion of finance lease obligation	27	27
Accrued expenses and other current liabilities	481	410
Total current liabilities	985	1,119
Long-term debt, net of current portion	4,662	4,354
Regulatory liabilities—noncurrent	1,491	1,440
Deferred income taxes	572	564
Deferred investment tax credits	195	61
Unfunded status of pension and postretirement plans	128	140
Liabilities from price risk management activities—noncurrent	43	72
Asset retirement obligations	293	292
Non-qualified benefit plan liabilities	70	74
Finance lease obligations, net of current portion	266	276
Other noncurrent liabilities	359	358
Total liabilities	9,064	8,750
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, no par value, 160,000,000 shares authorized; 110,724,414 and 109,342,251 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,179	2,118
Accumulated other comprehensive loss	(3)	(4)
Retained earnings	1,774	1,680
Total shareholders’ equity	3,950	3,794
Total liabilities and shareholders’ equity	$13,014	$12,544

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$265	$275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	427	369
Deferred income taxes	39	18
Allowance for equity funds used during construction	(15)	(17)
Alternative revenue programs	(11)	27
Regulatory assets	(6)	(130)
Regulatory liabilities	(21)	(16)
Tax credit sales	153	31
Other non-cash income and expenses, net	69	63
Changes in working capital:
Accounts receivable, net	(9)	(64)
Inventories	(10)	(2)
Margin deposits	66	1
Accounts payable and accrued liabilities	43	67
Margin deposits from wholesale counterparties	—	2
Other working capital items, net	37	28
Other, net	(57)	(44)
Net cash provided by operating activities	970	608

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from investing activities:
Capital expenditures	$(899)	$(876)
Sales of Nuclear decommissioning trust securities	4	—
Purchases of Nuclear decommissioning trust securities	(9)	(4)
Other, net	(12)	(20)
Net cash used in investing activities	(916)	(900)

Cash flows from financing activities:
Proceeds from issuance of common stock	49	178
Proceeds from issuance of long-term debt	310	450
Payments on long-term debt	(102)	—
Maturities of commercial paper, net	—	(146)
Dividends paid	(167)	(148)
Other	(19)	(12)
Net cash provided by financing activities	71	322
Change in cash and cash equivalents	125	30
Cash and cash equivalents, beginning of period	12	5
Cash and cash equivalents, end of period	$137	$35

Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$146	$121
Cash received for income taxes, net	(137)	(14)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon (State). The Company also participates in the wholesale market by purchasing and selling electricity, natural gas, and environmental credits in an effort to meet the needs of, and obtain reasonably-priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts. In addition, PGE performs portfolio management and wholesale market services for third parties in the region. The Company develops products and service offerings for the benefit of retail and wholesale customers. PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company owns unregulated, non-utility real estate comprised primarily of PGE’s corporate headquarters. The Company’s corporate headquarters is located in Portland, Oregon and its approximately 4,000 square mile, State-approved service area, entirely within the State, encompasses 51 incorporated cities. As of September 30, 2025, PGE served 957,000 retail customers within a service area of approximately 2 million residents.

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

The financial information included herein as of and for the three and nine months ended September 30, 2025 and 2024 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of a normal recurring nature, unless otherwise noted. The financial information as of December 31, 2024 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 14, 2025, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three and nine months ended September 30, 2025 and 2024.

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

In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. For calendar year-end entities, the update will be effective for annual periods beginning on January 1, 2028. Early adoption is permitted. PGE is assessing the impact of adoption on the consolidated financial statements and does not plan to early adopt the standard.

Reclassifications

To conform with current year presentation, the Company has reclassified Pension and other post retirement benefits of $4 million to Other non-cash income and expenses in the operating activities section of the consolidated statements of cash flows for the nine-months ended September 30, 2024.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Retail:
Residential	$375	$356	$1,115	$1,078
Commercial	262	244	738	690
Industrial	141	115	396	321
Direct access customers	11	7	30	22
Subtotal	789	722	2,279	2,111
Alternative revenue programs, net of amortization	6	(13)	11	(27)
Other accrued revenues, net	(1)	5	9	10
Total retail revenues	794	714	2,299	2,094
Wholesale revenues*	136	192	324	467
Other operating revenues	22	23	64	55
Total revenues	$952	$929	$2,687	$2,616

* Wholesale revenues include $74 million and $108 million related to electricity commodity contract derivative settlements for the three months ended September 30, 2025 and 2024, respectively, and $154 million and $228 million for the nine months ended September 30, 2025 and 2024. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

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

Wholesale Revenues

PGE participates in the wholesale electricity marketplace in order to balance its supply of power to meet the needs of, and secure reasonably-priced power for, its retail customers, manage risk, and administer its current long-term wholesale contracts. In addition, the Company performs portfolio management and wholesale market services for third parties in the region and sells environmental credits in the wholesale marketplace. Interconnected transmission systems in the western United States serve utilities with diverse load requirements and allow PGE to purchase and sell electricity within the region depending upon: i) the relative price and availability of power; ii) hydro, solar, and wind conditions; and iii) daily and seasonal retail demand.
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

NOTE 3: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net includes $151 million and $177 million of unbilled revenues as of September 30, 2025 and December 31, 2024, respectively. Accounts receivable, net includes an allowance for uncollectible accounts of $14 million and $12 million as of September 30, 2025 and December 31, 2024, respectively. The following summarizes activity during 2025 in the allowance for credit losses (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
Balance as of beginning of period	$14	$12
Increase in provision	4	10
Amounts written off	(6)	(14)
Recoveries	2	6
Balance as of end of period	$14	$14

Inventories

PGE’s inventories, which are recorded at average cost, consist primarily of materials and supplies for use in operations, maintenance, and capital activities, as well as fuel, which includes natural gas, coal, and oil, for use in the Company’s generating plants. Periodically, PGE assesses whether inventories are recorded at the lower of average cost or net realizable value.

Other Current Assets

Other current assets consist of the following (in millions):

	September 30, 2025	December 31, 2024
Prepaid expenses	$61	$81
Assets from price risk management activities	16	32
Margin deposits	59	125
Other current assets	$136	$238

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	September 30, 2025	December 31, 2024
Electric utility plant in-service*	$15,762	$14,863
Construction work-in-progress	422	567
Total cost	16,184	15,430
Less: accumulated depreciation and amortization	(5,380)	(5,085)
Electric utility plant, net	$10,804	$10,345

*The Seaside Battery Energy Storage System Project was placed in-service on July 8, 2025 and, as of September 30, 2025, had $395 million reflected in Electric utility plant, net.

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $667 million and $611 million as of September 30, 2025 and December 31, 2024, respectively. Amortization expense related to intangible assets was $19 million for both the three months ended September 30, 2025 and 2024 and $57 million and $55 million for the nine months ended September 30, 2025 and 2024, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	September 30, 2025			December 31, 2024
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$117		$39	$115		$70
Pension and other postretirement plans	—		84	—		84
Trojan decommissioning activities	—		165	—		161
February 2021 ice storm and damage	14		35	14		44
January 2024 storm and damage	—		47	—		46
Reliability contingency events	—		89	—		90
2020 Labor Day wildfire	6		15	6		18
Wildfire mitigation	46		—	43		—
Other	24		125	27		119
Total regulatory assets	$207		$599	$205		$632
Regulatory liabilities:
Asset retirement removal costs	$—		$1,233	$—		$1,199
Deferred income taxes	—		231	—		179
Clearwater RAC	25		6	—		40
Other	36		21	53		22
Total regulatory liabilities	$61	*	$1,491	$53	*	$1,440
* Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

January 2024 storm and damage—Beginning January 13, 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
damage to physical assets and resulted in widespread customer power outages. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allows PGE to seek recovery of incremental storm expenses through the OPUC pre-authorized emergency deferral mechanism, subject to the application of an earnings test. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC, under Docket UM 2190, related to the emergency restoration costs for the January storm, and through September 30, 2025 the Company had deferred $47 million, including interest, under the deferral. PGE believes the amounts deferred as of September 30, 2025 are probable of recovery under the emergency deferral mechanism, and no earnings test adjustment is necessary as PGE's 2024 regulated return on equity did not exceed the OPUC's authorized rate. The Company submitted a request for recovery on July 3, 2025. The OPUC has significant discretion in making the final determination of recovery, and their conclusion of overall prudence, including application of the earnings test, could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Reliability contingency events—As approved by the OPUC in PGE’s 2024 GRC, the Reliability Contingency Event (RCE) mechanism allows PGE to defer and recover 80% of prudent costs for RCEs above amounts forecasted in the Company’s Annual Power Cost Update Tariff, without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing power cost adjustment mechanism (PCAM). As of September 30, 2025, PGE’s deferred balance related to RCEs was $89 million, which includes $87 million related to RCEs deferred in 2024 and $2 million related to RCEs deferred in 2025. PGE files the results of the PCAM annually with the OPUC no later than July 1, initiating a regulatory review process that typically results in a final determination and order from the OPUC by the end of the year of filing, with any resulting refund or collection impacting customer prices effective in the following year. RCE costs incurred in 2024 and in 2025 will be included in the PCAM for 2024 and 2025. The Company filed the PCAM for 2024 on July 1, 2025, and the proceeding is on-going with a Commission decision anticipated in the first quarter of 2026. The Company expects to file the PCAM for 2025 no later than July 1, 2026. PGE believes the deferred amounts as of September 30, 2025 are probable of recovery. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

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

As of September 30, 2025 and December 31, 2024, PGE’s deferred balance related to incremental wildfire mitigation operating expenses was $46 million and $43 million, respectively. The 2025 balance is comprised of:
•Pre-AAC—Prior to establishing the collections noted below, PGE had deferred incremental costs related to wildfire mitigation and as of September 30, 2025 this balance was $3 million, which is expected to be fully amortized by February 28, 2026.
•2023 Base rates—The outcome of PGE’s 2022 GRC provided an annual amount of $24 million to be collected in base rates for recovery of operating expenses related to wildfire mitigation efforts beginning May 9, 2022, through December 31, 2023. As of September 30, 2025, there was $1 million in the balancing account related to 2023. In February 2025, the OPUC approved an advice filing that allows for the recovery of these costs over a twelve-month period, which began March 1, 2025.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
•2024 AAC—Beginning January 1, 2024, and in conjunction with the Company’s 2024 GRC proceeding, PGE removed the $24 million of wildfire mitigation operations and maintenance (O&M) expense recovery from base rates, with the intent of recovering the current year forecasted O&M expense within the automatic adjustment clause (AAC) in a separate tariff. On February 16, 2024, PGE submitted an advice filing to the OPUC to update the tariff to reflect prospective wildfire mitigation costs for 2024, which included $45 million of O&M expense and $4 million for the revenue requirement of capital placed in service. On July 23, 2024, the OPUC reached a decision that allowed PGE to begin collecting $24 million of O&M expense and $4 million for the revenue requirement of capital placed in service. Collection occurred over a nine-month period, which began August 1, 2024. Although the approved amount of collections in 2024 was less than actual costs, PGE does not believe it is precluded from deferring such costs and believes they are prudently incurred and probable of recovery. Any differences between actual expense and customer collections will be recorded as regulatory assets or liabilities within the AAC balancing account, which will be subject to a prudence review, but will not be subject to an earnings test. As of September 30, 2025, there was $22 million deferred as a regulatory asset in the balancing account related to 2024. PGE submitted an additional filing to seek recovery of the remaining O&M expense on October 17, 2025. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.
•2025 AAC—In conjunction with PGE’s filed 2025 Wildfire Mitigation Plan, PGE submitted a series of advice filings in 2025 with the intent of recovering the $56 million related to O&M and $12 million related to the capital revenue requirement in a two-phased approach. The first phase, which includes $24 million of O&M to be collected over a twelve-month period, was approved by the OPUC in February 2025, with a tariff effective date of March 1, 2025. The second phase, which was approved by the OPUC in May 2025, will be collected over a twelve-month period beginning June 1, 2025, and includes $12 million of O&M and the entire $12 million related to capital revenue requirement. Although the OPUC has only approved a portion of PGE’s 2025 wildfire mitigation O&M, PGE does not believe it is precluded from deferring such costs. Any differences between actual expense and customer collections will be recorded as regulatory assets or liabilities within the AAC balancing account, which will be subject to a prudence review, but will not be subject to an earnings test. As of September 30, 2025, there was $20 million deferred as a regulatory asset in the balancing account related to 2025. PGE submitted an additional filing to seek recovery of the remaining 2025 forecasted O&M expense on October 17, 2025. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Clearwater RAC—The Clearwater RAC represents all costs and benefits associated with Clearwater. Under the RAC, during 2023, the Company submitted a filing for Clearwater proposing to defer the revenue requirement, net of net variable power cost (NVPC) benefits, from the in-service date of January 2024 until Clearwater was reflected in customer prices, which was March 1, 2025. For the year ended December 31, 2024, PGE deferred the revenue requirement, net of NVPC benefits resulting in a net regulatory liability of $40 million, which began amortizing as a refund to customers on March 1, 2025 over a twelve month period, as approved in OPUC Order 25-075 issued February 21, 2025. For the period of January 1, 2025 through September 30, 2025, PGE deferred an additional net $13 million regulatory liability, which remains subject to a future regulatory review, representing the deferred revenue requirement that PGE believes is probable of recovery, net of NVPC that is probable of refund to customers under the RAC for that period. The OPUC has significant discretion on overall prudence and in making the final determination of recovery or refund. Any cost disallowance or increased refunds would be recognized as a charge to earnings.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2025	December 31, 2024
Accrued employee compensation and benefits	$80	$80
Accrued taxes payable	60	36
Accrued interest payable	54	49
Accrued dividends payable	61	57
Regulatory liabilities—current	61	53
Margin deposits from wholesale counterparties	5	5
Other	160	130
Total accrued expenses and other current liabilities	$481	$410

Credit Facilities

On September 10, 2025, PGE entered into an amendment of its existing revolving credit facility that extended the scheduled expiration into September 2030. As of September 30, 2025, PGE had a $750 million revolving credit facility that provides the Company the ability to expand to $850 million, if needed. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of September 30, 2025, PGE was in compliance with this covenant with a 54.5% debt-to-total capital ratio and had no outstanding balance on the revolving credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility in order to allow for coverage of any potential need to repay commercial paper that may be outstanding at the time. As of September 30, 2025, PGE had no commercial paper outstanding.

Under the revolving credit facility, as of September 30, 2025, PGE had no borrowings outstanding and there were no letters of credit issued. As a result, the aggregate unused available credit capacity under the revolving credit facility was $750 million.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has four letter of credit facilities that provide a total capacity of $320 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $169 million were outstanding as of September 30, 2025. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

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

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$2	$3	$7	$8
Interest cost*	8	8	24	25
Expected return on plan assets*	(9)	(10)	(27)	(30)
Net periodic benefit cost	$1	$1	$4	$3

* The net expense portion of non-service cost components are included in Miscellaneous income, net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE estimated the fair value of financial asset and liability instruments as of September 30, 2025 and December 31, 2024, and classified these financial instruments based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

The Company’s financial assets and liabilities whose values were recognized at fair value in the Company’s condensed consolidated balance sheets are as follows by level within the fair value hierarchy (in millions):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$112	$—	$—	$—	$112
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	13	12	—	—	25
Corporate credit	—	10	—	—	10
Money market funds	—	—	—	9	9
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	1	—	—	—	1
Money market funds	—	—	—	1	1
Paid Leave Oregon Trust
Money market funds	—	—	—	6	6
Price risk management activities: (1) (4)
Electricity	—	14	—	—	14
Natural gas	—	5	1	—	6
	$126	$41	$1	$16	$184
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$11	$30	$—	$41
Natural gas	—	129	6	—	135
	$—	$140	$36	$—	$176

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

Assets held in the Nuclear decommissioning trust (NDT), Non-qualified benefit plan (NQBP) trust, and Paid Leave Oregon trust are recorded at fair value in PGE’s condensed consolidated balance sheets and invested in securities that are exposed to interest rate, credit, and market volatility risks. These assets are classified within Level 1, 2, or 3 based on the following factors:

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value		Valuation Technique	Significant Unobservable Input	Price per Unit
Commodity Contracts	Assets	Liabilities			Low	High	Weighted Average
	(in millions)
As of September 30, 2025
Electricity physical forwards	$—	$29	Discounted cash flow	Electricity forward price (per megawatt hour (MWh))	$31.12	$98.97	$62.39
Natural gas financial swaps	1	6	Discounted cash flow	Natural gas forward price (per Decatherm)	1.85	8.09	2.61
Electricity financial futures	—	1	Discounted cash flow	Electricity forward price (per MWh)	36.00	95.27	41.48
	$1	$36
As of December 31, 2024
Electricity physical forwards	$—	$28	Discounted cash flow	Electricity forward price (per MWh)	$14.00	$99.68	$59.43
Natural gas financial swaps	—	4	Discounted cash flow	Natural gas forward price (per Decatherm)	1.86	6.53	2.68
Electricity financial futures	1	3	Discounted cash flow	Electricity forward price (per MWh)	27.00	110.00	70.55
	$1	$35

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance as of the beginning of the period	$31	$45	$34	$45
Net realized and unrealized losses/(gains)*	(1)	15	3	15
Transfers from Level 3 to Level 2	5	2	(2)	2
Balance as of the end of the period	$35	$62	$35	$62
* Both realized and unrealized losses/(gains), of which the unrealized portions are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Revenues, net or Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income. Amounts include no net realized gains or losses for the three-month periods ended September 30, 2025 or 2024. For the nine-month periods ended September 30, 2025 and 2024, amounts include $4 million and $1 million in net realized gains, respectively.

Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The value of the Company’s Long-term debt is classified as a Level 2 fair value measurement.

As of September 30, 2025, the carrying amount of PGE’s long-term debt was $4,730 million, net of $17 million of unamortized debt expense, and its estimated aggregate fair value was $4,430 million. As of December 31, 2024, the carrying amount of PGE’s long-term debt was $4,524 million, net of $15 million of unamortized debt expense, and its estimated aggregate fair value was $3,963 million.

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	September 30, 2025	December 31, 2024
Current assets:
Commodity contracts:
Electricity	$14	$18
Natural gas	2	14
Total current derivative assets (1)	16	32
Noncurrent assets:
Commodity contracts:
Electricity	—	1
Natural gas	4	1
Total noncurrent derivative assets (1)	4	2
Total derivative assets (2)	$20	$34
Current liabilities:
Commodity contracts:
Electricity	$16	$32
Natural gas	117	115
Total current derivative liabilities	133	147
Noncurrent liabilities:
Commodity contracts:
Electricity	25	24
Natural gas	18	48
Total noncurrent derivative liabilities	43	72
Total derivative liabilities (2)	$176	$219
(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.
(2) As of September 30, 2025 and December 31, 2024, no commodity derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035 were as follows (in millions):

	September 30, 2025		December 31, 2024
Commodity contracts:
Electricity	—	MWhs	2	MWhs
Natural gas	224	Decatherms	199	Decatherms
Foreign currency	$15	Canadian	$34	Canadian
PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral,

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
such as letters of credit. As of September 30, 2025, gross amounts included as Price risk management liabilities subject to master netting agreements were $35 million, entirely for natural gas, for which PGE has posted $9 million collateral. As of December 31, 2024, gross amounts included as Price risk management liabilities subject to master netting agreements were $41 million, all of which was for natural gas, for which PGE had posted $16 million collateral.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Revenues, net or Purchased power and fuel, as applicable, in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commodity contracts:
Electricity	$(39)	$(19)	$(32)	$(49)
Natural Gas	101	50	146	70
Foreign currency exchange	—	—	(1)	—

Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended September 30, 2025 and 2024, net losses of $37 million have been offset in each period. Net gains of $25 million and $17 million have been offset for the nine-month periods ended September 30, 2025 and 2024, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of September 30, 2025 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Commodity contracts:
Electricity	$2	$1	$3	$3	$3	$15	$27
Natural gas	46	76	6	1	—	—	129
Net unrealized loss	$48	$77	$9	$4	$3	$15	$156

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2025 was $169 million, for which PGE has posted $50 million in collateral, consisting of $13 million of letters of credit and $37 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered at September 30, 2025, the cash requirement to either post as collateral or settle the instruments immediately would have been $125 million. As of September 30, 2025, PGE had $11 million cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheets.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

As of September 30, 2025, PGE held from counterparties $11 million in collateral, consisting of $6 million of letters of credit and $5 million of cash. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

For the three and nine months ended September 30, 2025, unvested performance-based restricted stock units and related dividend equivalent rights of 640 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 515 thousand shares excluded for the three and nine months ended September 30, 2024.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted-average common shares outstanding—basic	110,170	103,845	109,708	102,730
Dilutive effect of potential common shares	246	493	250	228
Weighted-average common shares outstanding—diluted	110,416	104,338	109,958	102,958

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three and nine-month periods ended September 30, 2025 and 2024 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2024	109,342,251	$2,118	$(4)	$1,680	$3,794
Issuances of shares pursuant to equity-based plans	161,074	—	—	—	—
Stock-based compensation	—	5	—	—	5
Dividends declared ($0.500 per share)	—	—	—	(55)	(55)
Net income	—	—	—	100	100
Balances as of March 31, 2025	109,503,325	2,123	(4)	1,725	3,844
Issuances of shares pursuant to equity-based plans	58,563	1	—	—	1
Stock-based compensation	—	3	—	—	3
Dividends declared ($0.525 per share)	—	—	—	(58)	(58)
Net income	—	—	—	62	62
Balances as of June 30, 2025	109,561,888	2,127	(4)	1,729	3,852
Issuances of shares pursuant to equity-based plans	47,997	—	—	—	—
Issuances of shares pursuant to equity agreements	1,114,529	49	—	—	49
Stock-based compensation	—	3	—	—	3
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.5250 per share)	—	—	—	(58)	(58)
Net income	—	—	—	103	103
Balances as of September 30, 2025	110,724,414	$2,179	$(3)	$1,774	$3,950

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount			Total
Balances as of December 31, 2023	101,159,609	$1,750	$(5)	$1,574	$3,319
Issuances of shares pursuant to equity-based plans	148,926	—	—	—	—
Issuances of shares pursuant to equity agreements	1,714,972	78	—	—	78
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.475 per share)	—	—	—	(48)	(48)
Net income	—	—	—	109	109
Balances as of March 31, 2024	103,023,507	1,828	(4)	1,635	3,459
Issuances of shares pursuant to equity-based plans	43,176	1	—	—	1
Stock-based compensation	—	4	—	—	4
Dividends declared ($0.500 per share)	—	—	—	(52)	(52)
Net income	—	—	—	72	72
Balances as of June 30, 2024	103,066,683	1,833	(4)	1,655	3,484
Issuances of shares pursuant to equity-based plans	37,837	—	—	—	—
Issuances of shares pursuant to equity agreements	2,351,070	100	—	—	100
Stock-based compensation	—	5	—	—	5
Other comprehensive income	—	—	(1)	—	(1)
Dividends declared ($0.500 per share)	—	—	—	(52)	(52)
Net income	—	—	—	94	94
Balances as of September 30, 2024	105,455,590	$1,938	$(5)	$1,697	$3,630

At-the-Market Offering Program—In July 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through at-the-market offering programs. In the fourth quarter of 2024 the Company entered into forward sale agreements for 1,420,049 shares. In December 2024, the Company issued 1,066,549 shares pursuant to the forward sale agreements and received net proceeds of $50 million. The Company entered into forward sale agreements for 1,996,890 shares, 1,707 shares, and 3,757,835 shares in the first, second, and third quarters of 2025, respectively. In August 2025, the Company issued 1,114,529 shares pursuant to the forward sale agreements and received net proceeds of $49 million. The Company could have physically settled the remaining amount by delivering 4,995,403 shares in exchange for cash of $209 million as of September 30, 2025. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

Prior to settlement, the potentially issuable shares pursuant to the agreements may be reflected in PGE’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PGE’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the agreements less the number of shares that could be purchased by PGE in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of PGE’s stock

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
during the reporting period is higher than the average forward sale price during the reporting period. As of the three and nine months ended September 30, 2025, no shares were included in the calculation of diluted EPS related to the securities under the agreements. For additional information concerning the Company’s diluted earnings per share, see Note 6, Earnings Per Share.

Subsequent to September 30, 2025, on October 15, 2025, the Company issued 1,763,463 shares pursuant to the forward sale agreements and received net proceeds of $72 million.

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

EPA Investigation of Portland Harbor

An investigation by the United States Environmental Protection Agency (EPA) that began in 1997 of a segment of the Willamette River known as Portland Harbor revealed significant contamination of river sediments. The EPA subsequently included Portland Harbor on the National Priority List pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act as a federal Superfund site. PGE has been included

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
among more than one hundred Potentially Responsible Parties (PRPs), as it historically owned or operated property near the river.

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

In November 2024, the EPA issued a Special Notice Letter (SNL) to 60 entities, including PGE, with requirements and deadlines that may ultimately lead to litigation, in relation to Portland Harbor. By letter dated May 30, 2025, PGE responded in coordination with other SNL recipients, as recommended by the EPA. Formal negotiations are anticipated to take approximately two years, concluding in fall 2026 and no later than March 2027.

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

The NRD trustees may seek to negotiate legal settlements or take other legal actions against the parties responsible for the damages. Funds from such settlements must be used to restore injured resources and may also compensate the trustees for costs incurred in assessing the damages. PGE’s portion of NRD liabilities related to Portland Harbor does not have a material impact on its results of operations, financial position, or cash flows.

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

Colstrip-Related Litigation

The Company has a 20% ownership interest in the Colstrip Units 3 and 4 coal-fired generating plant (Colstrip), which is located in the state of Montana and operated by one of the co-owners, Talen Montana, LLC. Various business disagreements have arisen amongst the co-owners regarding interpretation of the Ownership and Operation (O&O) Agreement and other matters. In 2021, an arbitration process was initiated by co-owner, NorthWestern Corporation, against all other co-owners of Colstrip to address such business disagreements and to determine whether co-owners representing 55% or more of the ownership shares can vote to close one or both units of Colstrip, or, alternatively, whether unanimous consent is required. The parties have agreed to stay the arbitration proceedings indefinitely. PGE cannot predict the ultimate outcome of this matter.

Wrongful Death Claims

In September 2025, PGE received a complaint filed in Multnomah County Circuit Court on behalf of the estates of three members of the public and their relatives, with regard to three fatalities that occurred during the January
2024 storm and severe winter weather event. The claim seeks a total of $375 million related to their deaths and surviving family members’ claims. Business entities that own and operate an apartment complex are also named as defendants. At this time, as the case is in its early stages, PGE is unable to estimate a range of any reasonably possible loss. The Company denies liability and plans to defend its case.

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

NOTE 9: GUARANTEES

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of September 30, 2025, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

Income tax expense for interim periods is based on the estimated annual effective tax rate, which includes tax credits, regulatory flow-through adjustments, and other items, applied to the Company’s year-to-date, pre-tax income. The significant differences between the Federal statutory tax rate and PGE’s effective tax rate are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Federal tax credits*	(15.4)	(16.5)	(12.5)	(16.9)
State and local taxes, net of federal tax benefit	9.6	7.3	8.6	8.5
Flow-through depreciation and cost basis differences	0.5	(0.6)	(0.2)	(0.6)
Reversal of excess deferred income tax	(1.1)	(1.9)	(1.7)	(2.4)
Executive compensation	1.0	0.3	0.9	0.4
Other	0.7	0.9	0.8	0.2
Effective tax rate	16.3%	10.5%	16.9%	10.2%

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

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Carryforwards

Federal tax credit carryforwards as of September 30, 2025 and December 31, 2024 were $85 million and $69 million, respectively. These credits primarily consist of PTCs and ITCs, which will expire at various dates through 2045. PGE included anticipated proceeds from the sale of tax credits in determining the need for a valuation allowance. PGE believes that it is more likely than not that its deferred income tax assets as of September 30, 2025 will be realized, however a valuation allowance has been recorded for the expected discount on the sale of tax credits. The valuation allowance as of September 30, 2025 was $1 million and was deferred as a regulatory asset. As of December 31, 2024, no material valuation allowance was recorded. As of September 30, 2025, and December 31, 2024, PGE had no material unrecognized tax benefits.

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

The Company’s CODM assesses the segment’s performance by using Consolidated Net Income. The CODM uses Consolidated Net Income predominantly as a key input to earnings per share and return on equity, which is an important metric for investors and regulators and is also tied to employee compensation.

PORTLAND GENERAL ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
The table below provides information about the Company’s single business segment, including significant segment expenses, and includes reconciliation to Consolidated Net Income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$952	$929	$2,687	$2,616
Operating expenses:
Purchased power and fuel	372	380	1,034	1,060
Operating and maintenance expense:
Generation, transmission and distribution	112	131	336	337
Administrative and other	99	102	291	294
Total operating and maintenance expense	211	233	627	631
Depreciation and amortization	148	126	427	369
Taxes other than income taxes	47	44	139	132
Total operating expenses	778	783	2,227	2,192
Income from operations	174	146	460	424
Interest expense, net:
Interest expense	62	57	182	168
Allowance for borrowed funds used during construction	(2)	(4)	(9)	(12)
Total interest expense, net	60	53	173	156
Other income, net:	9	12	32	38
Income before income taxes	123	105	319	306
Income tax expense	20	11	54	31
Net income	$103	$94	$265	$275

Certain additional financial information relating to the Company’s single business segment was as follows (dollars in millions):

	September 30, 2025	December 31, 2024
Total assets	$13,014	$12,544

	Nine Months Ended September 30,
	2025	2024
Capital expenditures	899	876

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition to any assumptions and other factors and matters referred to specifically in connection with forward-looking statements, risks, uncertainties and other important factors that could cause actual results or outcomes for PGE to differ materially from those discussed in such forward-looking statements include:

•new or revised governmental policies, executive orders, legislative action, and regulatory audits, investigations, and actions, including those of the Federal Energy Regulatory Commission (FERC), the Public Utility Commission of Oregon (OPUC), and the Internal Revenue Service, with respect to allowed rates of return, financings, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs, operating expenses, deferrals, timely recovery of costs and capital investments, energy trading activities, tax credits, and current or prospective wholesale and retail competition;
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
•increases to operating costs that could result from changes to trade tariffs, rising inflation, and volatility in interest rates;
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
•severe weather and other natural phenomena, such as the greater size and prevalence of wildfires in Oregon in recent years, which could affect public safety, customers’ demand for power, and PGE’s financial health and ability and cost to procure adequate power and fuel supplies to serve its customers, access the wholesale energy market, or operate its generating facilities and transmission and distribution systems, and the Company’s costs to maintain, repair, and replace such facilities and systems, and recovery of such costs;
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
•default or nonperformance on the part of any parties from whom PGE purchases fuel, capacity, or energy, that may cause the Company to incur costs to purchase replacement power and related renewable attributes at increased costs;
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
•cybersecurity attacks, data security breaches, physical attacks and security breaches, or other malicious acts, internally or to third parties, that cause damage to the Company’s generation, transmission, or distribution facilities, information technology systems, or employees, or inhibit the capability of equipment or systems to function as designed or expected, or result in the release of confidential customer, vendor, employee, or Company information;
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

Additional disclosures regarding risks, uncertainties and important factors that could cause PGE’s results or performance to differ from the statements made in this report are discussed in Part I, Item 1A. “Risk Factors” of the
Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February
14, 2025, and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Company Strategy

The Company exists to power the advancement of society. PGE energizes lives, strengthens communities, and fosters energy solutions that promote social, economic, and environmental progress. The Company is committed to our customers’ clean energy goals and delivering steady growth and returns to shareholders. PGE is focused on working with customers, communities, policy makers, and other stakeholders to deliver affordable, safe, reliable electricity service to all, while increasing opportunities to deliver clean and renewable energy, reducing greenhouse gas (GHG) emissions, and responding to evolving customer expectations. At the same time, the Company is building an increasingly smart, integrated, and interconnected grid that spans from residential customers to other utilities within the region. PGE is transforming all aspects of its business to empower its workforce to be even more results oriented to serve customers well. To create a clean energy future, PGE is focused on the following strategic imperatives:
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

As of September 30, 2025, the Green Future Impact Program has an approved capacity of 750 megawatts (MW) nameplate, of which 482 MW have been subscribed. Through this voluntary program, the Company seeks to support customers’ clean energy acceleration.

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

Investing in a Clean Energy Future

The Resource Planning Process—PGE’s resource planning process includes working with customers, stakeholders, and regulators to chart the course toward a clean, affordable, and reliable energy future. With the passage of HB 2021, PGE created a Clean Energy Plan (CEP), which articulates the Company’s strategy to make continued progress towards the 2030, 2035, and 2040 emission reduction targets through an equitable transition to a decarbonized grid. The CEP is based on, and was submitted to the OPUC in connection with, the Company’s 2023 Integrated Resource Plan (IRP) in March 2023, the first combined IRP and CEP. That filing projected PGE’s resource and capacity needs over the next 20 years and proposed an Action Plan to meet near-term needs, subject to the new HB 2021 emissions reduction requirements.

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

The CEP/IRP Update identified a new Preferred Portfolio as a result of the refreshed analysis. PGE is not proposing any changes to the Action Plan that was acknowledged within the 2023 CEP/IRP, which supports the Company's progress toward emissions targets and Preferred Portfolio resource need procurement through the 2025 All-Source RFP. This approach represents the best combination of cost, risk, community benefit, and decarbonization.

To better distinguish resource needs, the CEP/IRP Update reports the capacity from hybrid solar and battery storage resources by individual technology. This reporting change increased the stated need of the 2023 CEP/IRP Action Plan from a range of 2,700 to 3,700 MW, to an updated range of 3,500 to 4,500 MW of renewable energy and non-emitting capacity, inclusive of 2023 RFP projects, which remain under negotiation.

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

2021 All-Source RFP

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

The agreements related to Clearwater and all BESS agreements represent the final procurement from the 2021 All-Source RFP. Resources required to meet the remaining 2030 need are anticipated to be procured through future acquisition processes, including, but not limited to, the 2023 and 2025 All-Source RFPs and future RFPs.

The BESS facilities qualify for federal investment tax credits (ITCs). The agreements related to Clearwater qualify for production tax credits (PTCs) and are eligible under Oregon’s Renewable Portfolio Standard (RPS). These projects are estimated to produce approximately $262 million in combined ITC and PTC benefits over time on behalf of customers.

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

Following passage of House Resolution 1, the One Big Beautiful Bill Act (OBBB), on July 4, 2025, PGE provided an opportunity for all conforming 2023 RFP bidders to refresh their pricing to capture the impacts of the new legislation and recent trade tariffs. Evaluation of refreshed bids, including updates to bid scoring and ranking, was performed in collaboration with an OPUC-selected third-party independent evaluator.
On October 1, 2025, PGE submitted a regulatory filing to the OPUC requesting acknowledgement of an updated final shortlist of bidders for the 2023 RFP to meet PGE’s articulated resource needs, as shown in the table below:

2023 RFP Updated Final Shortlist
Project	Technology	Structure	MW	Company-owned MW
1	Solar, Battery	BTA	250	250
2	Solar, Battery	Hybrid(1)	365	175
3	Battery	BTA	400	400
(1) Hybrid commercial structure includes a PPA portion and a Company-owned portion via a build transfer agreement (BTA) for project resources

The Company has requested acknowledgement of the updated final shortlist by the end of the year to enable PGE to finalize contract negotiations, keep project costs as low as possible, make continued progress towards Oregon’s decarbonization goals and support system reliability needs as identified in the 2023 Integrated Resource Plan and Clean Energy Plan update. PGE is proceeding to commercial negotiations with bidders for projects on the updated final shortlist and expects finalization of contracts for projects that meet selection criteria by the end of 2025 or in the first quarter of 2026, with projects in service by the end of 2027.
The 2023 RFP is a component of PGE’s multi-pronged procurement approach focused on customer affordability, system reliability, and decarbonization. In parallel with the 2023 RFP, the Company is seeking additional renewable energy and non-emitting capacity through PPAs, including a bilateral all-call for PPAs, community-based renewable energy procurement, and the ongoing 2025 RFP process.

The updated RFP final shortlist projects were evaluated and selected based on conditions as of the updated final shortlist date and are subject to risks and uncertainties, including, but not limited to, regulatory processes, inflationary impacts, supply chain constraints, supply cost increases (including the application of trade tariffs), securing of federal tax incentives and legislative uncertainty.
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

Following the enactment of the OBBB and related executive orders in July 2025, PGE continues to evaluate the potential impact of these federal tax credit changes on project economics and overall portfolio cost. Loss of tax credit availability could increase renewable project costs and corresponding customer prices. In response, PGE incorporated additional information requirements into the RFP to better assess tax credit eligibility, supply chain risks, and cost implications. Further detail on the federal policy changes and associated risks is provided in "The One Big Beautiful Bill Act” in the Laws and Regulations section of this Overview.

PGE received regulatory approval of the 2025 All Source RFP from the OPUC on July 22, 2025. The Company issued the RFP to market on July 31, 2025, seeking bids for resources that can provide non-emitting dispatchable capacity and renewable generation. Bids were submitted in October 2025 and are currently being evaluated based on the OPUC-approved scoring methodology. PGE plans to file for acknowledgement of a proposed final shortlist in the first quarter of 2026, allowing PGE to begin negotiations with shortlisted bids.

Legal Challenges to the RFP Process

Various regulatory and legal challenges directed at the OPUC have been initiated by NewSun Energy LLC, related to PGE’s RFP process. PGE has joined the proceedings as an intervenor, and the challenges are in various stages of litigation or regulatory review. PGE cannot predict the outcome of these proceedings or potential impact, if any.

NewSun was an intervenor in the Clearwater RAC proceeding in Docket UE 427, in which the OPUC rejected NewSun’s proposals to change the RFP oversight process, but adopted conditions on how PGE should recognize Clearwater’s capacity factor and transmission assumptions in its Annual Power Cost Update Tariff (AUT) and power cost adjustment mechanism (PCAM) beginning in 2025. PGE sought and received clarification of the OPUC’s February 21, 2025 order (Order 25-075) adopting the conditions, in Order 25-223, which granted certain of PGE’s requests and denied others. Both PGE and NewSun have Petitions for Judicial Review of Order 25-075 pending at the Oregon Court of Appeals. PGE cannot predict the outcome or potential impact, if any, on future RFP, AUT, or PCAM proceedings.

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

In May 2024, PGE signed a non-binding memorandum of understanding in the development of the North Plains Connector, an approximately 415-mile, high-voltage direct-current (HVDC) transmission line to be constructed with endpoints near Bismarck, North Dakota and Colstrip, Montana. The parties entered negotiations with the United States Department of Energy (U.S. DOE) to finalize the project objectives, terms, and conditions, including the Company’s participation, which is expected to involve a 20% ownership share of the approximately $3.2 billion total investment of the project. In August 2024, the project was awarded a $700 million grant from the U.S. DOE’s Grid Resilience and Innovation Partnerships (GRIP) program to further support its development and would reduce the overall total investment of the project. A portion of the GRIP funding is allocated to assess upgrades to the Colstrip Transmission System. See “Federal Grants” in the Laws and Regulations section of this Overview for further discussion over the impacts of Federal grants and effect of Presidential executive orders.

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

The U.S. DOE selected the Confederated Tribes of Warm Springs (CTWS), with PGE as a subrecipient under the grant, for a $250 million grant to upgrade the existing 230 kV Bethel-Round Butte Transmission line to 500 kV. The project will accelerate the development of transmission capacity, enabling new generation in Central and Eastern Oregon to reach customer demand loads in Western Oregon. The added capacity and associated upgrades will also increase resiliency of the transmission system as well as resiliency of the CTWS communities by increasing resources available to the CTWS to support economic growth opportunities. See “Federal Grants” the Laws and Regulations section of this Overview for further discussion over the impacts of Federal grants.

Building a resilient grid—To serve communities with clean energy, PGE’s grid of the future will need to be smart and adaptive. Highlights of PGE’s key investments and plans for building a resilient grid include:
•Wildfire Mitigation—PGE has a Wildfire Mitigation Program under which an annual Wildfire Mitigation Plan (WMP) is developed and submitted to the OPUC, as required by State law, to coordinate activities across the Company and with State-wide stakeholders. The 2025 WMP Update forecasts $46 to $49 million in operations and maintenance costs and an additional $57 to $78 million in capital investments, for the year ending 2025, to continue system hardening efforts, expand situational awareness capabilities, implement specific inspection and maintenance along with vegetation management, raise community and customer awareness, and take operational actions within high fire risk zones. PGE strives to improve regional safety by mitigating the risk that PGE’s electric utility infrastructure could cause a wildfire, while limiting the impacts of PSPS events and other mitigation activities on customers and increasing the resiliency of PGE assets to wildfire damage. In the nine months ended September 30, 2025, PGE invested $45 million in capital projects related to wildfire mitigation and resiliency and utility asset management, consistent with the 2025 WMP Update.
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
In October 2023, the OPUC accepted PGE’s second TE plan, which covers the 2023 to 2025 time period and considers current and planned activities, along with forecasted EV loads. To date, PGE has incurred $14 million in capital expenditures under the current TE plan.

On July 25, 2025, PGE filed with the OPUC its draft 2026-2028 TE plan, which represents a continuation of the approach and strategy found within PGE’s 2023-2025 TE plan. In the 2026-2028 period covered by the 2026-2028 TE Plan, capital expenditures are expected to be approximately $11 million, pending regulatory approval. PGE anticipates OPUC acceptance of the 2026-2028 TE plan in the fourth quarter of 2025.
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

Federal Grants—PGE continues to monitor and pursue opportunities on behalf of customers to leverage state, federal, and private foundation funding programs to offset the cost of projects. These projects target improvements in electrical system reliability and resiliency, wildfire situational awareness and mitigation, greater communications capabilities, advancements in customer usage analytics using artificial intelligence, renewable resources and advanced electrical grid support, hydro generation operations, and regional transmission capacity constraints.

On October 2, 2025, PGE received notice from the U.S. DOE of the termination of four federal grants that originally planned to provide $61 million in federal reimbursement over the life of the grants. PGE has incurred an immaterial amount of costs associated with the terminated grants and does not expect the termination process to result in a material impact on the Company’s financial position and results of operations.

PGE has been awarded six additional grants totaling approximately $252 million, either as a direct recipient or subrecipient. These grants remain in various stages of execution, with the largest being the CTWS and PGE Regional 500kV Transmission Innovative Project. PGE continues to monitor these grants for potential modification or termination but has not received any formal notice of termination. To date, PGE has incurred only immaterial costs related to these grants. See “Transmission Upgrades” in the Investing in a Clean Energy Future section of this Overview for further discussion on the transmission line upgrade grant. The Company cannot predict the ultimate timing and success of securing funding from federal programs or predict the outcome of existing grants.

Inflation Reduction Act of 2022 (IRA)—The IRA was signed into law in August 2022 with a majority of the provisions effective for tax years beginning after December 31, 2022.

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

PGE has entered into agreements to transfer 2023 through 2025 tax credits and transferred $153 million and $112 million, net of discounts, for cash proceeds in the first nine months of 2025 and in 2024, respectively. The Company expects to generate and transfer approximately $183 million in tax credits in 2025.

The One Big Beautiful Bill Act—The OBBB significantly amends or repeals several renewable-energy tax incentives originally enacted under the IRA. Projects currently under construction and expected to be placed in service during 2025 remain eligible for PTC or ITC benefits; accordingly, no adjustments were recorded in the quarter ended September 30, 2025. The transferability of tax credits, as provided under the IRA, also remains in effect. Following the July 7, 2025 executive order that added uncertainty with respect to the specific actions necessary to demonstrate a project’s start of construction, on August 15, 2025, the Treasury Department issued a notice for establishing the beginning of construction for wind and solar projects. The notice requires large projects to satisfy a physical-work test after September 2, 2025, eliminates certain inventory-procurement safe harbors, and accelerates the placed in service deadline to December 31, 2027.

These changes, together with the repeal of the permanent ten percent ITC, as outlined in the OBBB, are expected to reduce or eliminate the availability of renewable-energy credits on future projects. The Company cannot yet reasonably estimate the impact on PGE’s results of operations, financial position, and cash flows or on future capital expenditures, deferred tax assets, current and future All-Source RFPs, and customer prices.

See “The Resource Planning Process” in the Investing in a Clean Energy Future section of this Overview for information regarding the impact of the OBBB on the RFP process.

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

The Company has a 20% ownership share in Colstrip and, in response to SB 1547, has accelerated depreciation of Colstrip to December 31, 2025. . In order to meet PGE’s regulatory, legislative, and reliability requirements, the Company continues to evaluate its ongoing ownership in Colstrip. See Note 8, Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements” for information regarding legal proceedings related to Colstrip.

Any reduction in generation from Colstrip has the potential to provide additional capacity availability on the Colstrip transmission facilities, which stretch from eastern Montana to near the western end of that state to serve markets in the Pacific Northwest and neighboring states. PGE has an approximate 15% ownership interest in, and capacity on, the Colstrip transmission facilities. See the Investing in a Clean Energy Future section of this Overview for information regarding development in eastern Montana.

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

HB 3179—The Oregon Legislature in 2025 passed HB 3179 aimed at making energy bills more affordable and transparent for customers. Under the provisions of the legislation, which the Governor has now signed and which will require a significant amount of rulemaking to implement, the OPUC shall balance the interests of the utility investor and the consumer by considering the cumulative economic impact of the proposed price or schedule of prices on the electric or natural gas company’s residential customers. Electric or natural gas companies are required to file a multiyear rate plan on a regular interval that is no less than three and no more than seven years long. The OPUC shall require each electric and natural gas company to, at least annually, file with the OPUC, and make publicly available, a report on any price adjustments that the electric or natural gas company expects within the next twelve months. Such report, the first of which would be due at the end of 2026 at the earliest, must identify all price adjustment requests that an electric or natural gas company has filed or reasonably knows or anticipates to file. Any increase in residential prices may not take effect from November 1 to March 31.

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

On April 8, 2025, the President issued a proclamation, Regulatory Relief for Certain Stationary Sources to Promote American Energy, granting a two-year compliance exemption pursuant to the CAA Section 112(i)(4) for the EPA’s MATS rule. The EPA subsequently notified companies whether their sources had been granted the exemption. Colstrip was granted an exemption until July 8, 2029. Environmental groups have filed court challenges to the MATS exemptions.

On June 11, 2025, to advance the goals of the President’s Unleashing American Energy executive order, the EPA proposed to repeal the 2024 GHG emissions standards for fossil fuel-fired power plants promulgated under Section 111 of CAA. The EPA also proposed to repeal specific amendments to the updated MATS, that were promulgated in 2024, including the revised filterable particulate matter emissions standard. Additionally, on June 30, 2025, the EPA proposed to update the 2024 ELG Rule to extend compliance deadlines and explore flexibilities to promote reliable and affordable power generation. On July 29, 2025, the EPA proposed to rescind the 2009 endangerment finding, which, if approved, would remove the EPA’s authority to regulate GHGs.

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

Corporate structure— On July 25, 2025, the Company submitted a formal application to the OPUC seeking approval of a holding company reorganization. PGE believes it to be in the best interests of its customers and shareholders to update its corporate structure into a holding company structure. The structure currently contemplated involves placing a non-operating corporate entity over the Company’s existing structure. Additionally, this structure would allow for the formation of a subsidiary of the holding company that could hold existing and future transmission assets. The intent of the reorganization is to take advantage of the financial flexibility provided by a holding company structure, and to support construction of new transmission assets, reliability planning, and economic development.

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

In January 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allows PGE to seek recovery of incremental storm expenses through the previously filed emergency deferral. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC under Docket UM 2190 for emergency restoration costs related to the January storm. As of September 30, 2025, PGE had a deferred balance of $47 million, including interest, as a regulatory asset for costs associated with repairing damage to transmission and distribution systems and restoring power to customers.

PGE believes that the deferral is probable of recovery and submitted a request for recovery early in the third quarter of 2025, with price changes to be effective over a two-year period beginning April 1, 2026. The OPUC has adopted a procedural schedule in Docket UE 458 for the regulatory review process that expects an order in March 2026. The OPUC has significant discretion in making the final determination of recovery based on its assessment of prudency and interpretation of the earnings test application, either of which could result in all, or a portion of, the deferral being disallowed. As of December 31, 2024, PGE's preliminary return on equity, based on actual results, did not exceed the OPUC's authorized rate of return. Any disallowance would be a charge to earnings, which could be material to the Company’s financial condition, results of operations, or cash flows. For further information, see “January 2024 storm and damage” in the Regulatory Assets and Liabilities section of Note 3, Balance Sheet Components in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

PGE is requesting the OPUC authorize recovery of the principal amount of the January 2024 Storm deferral, totaling $44 million plus relevant accrued interest at the cost of capital through and until the time the OPUC issues a decision in this case. PGE estimates this total to be $51 million on April 1, 2026.

Reliability Contingency Event (RCE)—Under the RCE mechanism, PGE is allowed to pursue recovery of 80% of costs for RCEs above amounts forecasted in the Company’s AUT, without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. As of September 30, 2025, PGE’s deferred balance related to RCEs was $89 million, which includes $87 million related to multiple qualified RCEs deferred during 2024, the most significant of which was related to the January storm event, and $2 million related to RCEs deferred during the first nine months of 2025. PGE filed the results of the 2024 PCAM with the OPUC on July 1, 2025, in Docket UE 457, which included a request for $86 million, without interest, in RCE costs incurred in 2024, initiating a regulatory review process, The OPUC has adopted a procedural schedule for the regulatory review process that expects an order in March 2026. Any resulting refund or collection impacting customer prices is expected to be effective April 1, 2026. PGE believes the deferred amounts as of September 30, 2025 are probable of recovery. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

The Company requested an extension of the RCE mechanism for one year to extend it through 2026, as market conditions that led to the need for an RCE mechanism have persisted and, in some cases, intensified since the OPUC’s approval of the RCE at the end of 2023. The ongoing volatility in energy markets, increasing frequency of severe weather, and the continued transition to intermittent renewable energy sources, underscores the importance of maintaining this protective measure for both the Company and its customers.

Power costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2025 AUT included a final increase in power costs for 2025, and a corresponding increase in net variable power costs (NVPC), of $72 million from 2024 levels, which were reflected in customer prices effective January 1, 2025.
Renewable recovery framework—As previously authorized by the OPUC, the RAC is a primary method available to recover costs associated with renewable resources and the inclusion of prudent costs of energy storage projects associated with renewables, under certain conditions. The RAC allows PGE to recover prudently incurred costs of renewable resources through filings made each year, outside of a General Rate Case (GRC). In 2023, the Company filed for Clearwater, which went into service in January 2024. During 2024, PGE did not submit a request for recovery of any renewable resources under the RAC and has not requested recovery of any renewable resources under the RAC during 2025, nor does it plan to do so.

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

Seaside Grid BESS recovery—On May 30, 2025, PGE submitted a request to the OPUC to recover the revenue requirement associated with the Seaside Battery Energy Storage System (Seaside). The regulatory filing was pursuant to the expedited cost-recovery option introduced by the OPUC in its Order issued December 20, 2024 related to PGE's 2025 GRC (OPUC Docket UE 435).

On October 21, 2025, the OPUC issued an Order (Order 25-417) that was supported by a memorandum of understanding (MOU) entered into between PGE and key regulatory stakeholders. The MOU guided the recovery proceeding for Seaside, PGE’s largest standalone battery storage project which has been serving customers since July 2025.

The Order calls for the following:
•a rate base increase of $220 million, net of estimated Investment Tax Credit benefits of $125 million;
•a 9.34% return on equity (ROE); and
•an annual revenue requirement increase of $42 million, excluding impacts related to Net Variable Power Costs (NVPC), compared to PGE’s filed request of $46 million at closing briefs.

The Order also results in $6 million revenue requirement increase for the remainder of 2025, inclusive of NVPC customer benefits. Seaside’s NVPC is included in PGE’s AUT filings for 2026 (OPUC docket UE 452) and onward.

Other key items in the Order include the adoption of an earnings test at PGE’s authorized ROE, implemented via a deferral to track Seaside revenues and refund excess earnings, if applicable.

The Seaside revenue requirement will be included in customer prices effective October 31, 2025.

More information about the Seaside filing (OPUC Docket UE 455) is available on the OPUC website at www.oregon.gov/puc.

Distribution System Plan recovery mechanism—On July 25, 2025, PGE submitted to the OPUC a request for recovery of costs associated with the Company’s DSP. The regulatory filing allows PGE the opportunity to recover its revenue requirement for these capital investments outside of a general rate case while balancing the interests of customers and PGE.

As a part of the filing, PGE requested that the DSP Alternative Recovery Mechanism be authorized for inclusion in customer prices by April 1, 2026. PGE’s request for recovery includes an annualized revenue requirement increase of $72 million, which includes a 9.34% return on equity as approved in UE 435, and a rate base increase of $317 million.

PGE and parties will work through the regulatory review process for the DSP Alternative Recovery Mechanism during the coming months. The OPUC has adopted a procedural schedule for the regulatory review process in Docket UE 459 that expects an order in March 2026. PGE cannot predict the ultimate outcome of the regulatory process.

Portland Harbor Environmental Remediation Account (PHERA) mechanism—The EPA has listed PGE as one of over one hundred Potentially Responsible Parties (PRPs) related to the remediation of the Portland Harbor Superfund site. As of September 30, 2025, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision (ROD) issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. Stakeholders have raised concerns that

EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording an estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the recovery mechanism allows the Company to defer and recover estimated liabilities and incurred legal and technical analysis expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, including, but not limited to, insurance recoveries, and customer prices, as necessary. PGE received settlement proceeds related to Portland Harbor Superfund insurance coverage settlement agreements in the second quarter of 2025, which were deferred into the PHERA mechanism. PGE is continuing insurance recovery activity with additional insurers. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures were to be deemed imprudent by the OPUC or disallowed per the prescribed earnings test. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

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

On April 15, 2025, the OPUC approved PGE's filing, as revised, with an effective date of April 16, 2025, on condition that the issues raised in the filing would continue to be evaluated in a new Commission docket, UM 2377. This initial approval allowed PGE to begin working with large load customers to form a load interconnection queue, conduct studies to assess and allocate connection costs, and offer study and service agreements. Applicable agreements with new large load customers may be revised and updated based on the outcome in the separate OPUC proceeding, UM 2377, that was opened to address PGE’s proposed tariff changes and related issues.

In June 2025, the Oregon Legislature passed HB 3546 relating to service to large data centers. HB 3546, which became effective in June 2025, directs the OPUC to provide a classification for retail customers deemed large energy use data center facilities. Any tariffs for the class must allocate costs to the class in a manner that is equal or proportional to the costs of serving the class, or directly assign the costs to large energy use data center facilities and avoid unwarranted shifting costs to other classes. HB 3546 also directs the OPUC to require that electric companies serving data centers must enter into a contract for services with such customer under terms and conditions specified by the law. The OPUC has included HB 3546 alignment and establishment of a data center classification for retail customers within the scope of UM 2377 as well as other topics that may apply to all large load customers.

Operating Activities

In addition to providing electricity from PGE’s own generation portfolio, to meet retail load requirements and balance energy supply with customer demand, manage risk, and administer its long-term wholesale contracts, the Company purchases and sells electricity in the wholesale market. To fuel its generation portfolio, the Company purchases natural gas in the United States and Canada and sells excess gas back into the wholesale market. PGE also performs portfolio management and wholesale market sales services for third parties in the region and purchases and sells environmental credits bundled with electricity in the wholesale marketplace.

The Company participates in the California Independent System Operator's (CAISO) western Energy Imbalance Market (EIM), which enables, among other benefits, greater integration of renewable energy onto the grid by better balancing the variable output of renewable resources.

PGE signed an implementation agreement and filed tariff changes with the FERC to join the CAISO’s Extended Day-Ahead Market (EDAM), which is expected to build on the success of the western EIM and help provide the Company and its customers access to more affordable, reliable, and clean energy. In August 2025, the FERC approved PGE’s revisions to its Open Access Transmission Tariff for EDAM participation. In September 2025, the California Legislature approved Assembly Bill 825 (the Pathways Bill), authorizing the CAISO to transition market governance, including the EDAM, to an independent regional organization.

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

Given significant uncertainties in key elements of the Western Resource Adequacy Program (WRAP)—including program structure, reliability metrics, and technological readiness—planning for the first binding season has become more challenging. As a result, PGE has notified the Western Power Pool of its intent to withdraw from the WRAP.

As part of its ongoing commitment to reliably serving both retail and wholesale customers, PGE is evaluating alternatives to participation as a financially binding entity in the WRAP. While PGE continues to support the regional planning and analytical framework established by the WRAP, the Company is also in collaboration with utilities committed to the EDAM to develop and adopt a resource adequacy framework that enhances reliability, is aligned more closely with the EDAM design, and reflects the operational realities of a rapidly evolving electric grid across the western United States.

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

Customers and Demand—The following tables present total energy deliveries, in thousands of Megawatt hours (MWh), and the average number of retail customers by customer type for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	% Change	% Change (Weather- Adjusted)	2025	2024	% Change	% Change (Weather- Adjusted)
Energy deliveries:
Retail:
Residential	1,911	1,869	2%	7%	5,708	5,720	—%	2%
Commercial	1,752	1,741	1	1	4,930	4,917	—	—
Industrial	1,561	1,325	18	18	4,375	3,715	18	18
Subtotal	5,224	4,935	6	8	15,013	14,352	5	6
Direct access:
Commercial	155	143	8	8	419	390	7	7
Industrial	545	538	1	1	1,501	1,385	8	8
Subtotal	700	681	3	3	1,920	1,775	8	8
Total retail	5,924	5,616	5	7%	16,933	16,127	5	6%
Wholesale	2,741	3,369	(19)		7,159	7,652	(6)
Total	8,665	8,985	(4)%		24,092	23,779	1%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Average number of retail customers:
Residential	841,257	831,607	1%	839,429	828,067	1%
Commercial	114,258	113,544	1%	114,226	113,330	1%
Industrial	218	207	5%	217	206	5%
Direct access	747	489	53%	688	500	38%
Total	956,480	945,847	1%	954,560	942,103	1%

Total retail energy deliveries for the nine months ended September 30, 2025 increased 5.0% compared with the nine months ended September 30, 2024, driven by an increase in industrial deliveries. The first nine months of 2025 contained one fewer delivery day due to leap year in 2024.

Residential weather-adjusted deliveries saw average usage per customer 0.6% higher during the first nine months of 2025 compared with 2024, while the average number of residential customers was 1.4% greater. PGE has seen seasonal shifts in residential average usage in recent years as the number of rooftop solar installations have increased in its service territory and funding of energy efficiency programs continues. Customers also continue to respond with increased air conditioning saturation and utilization as the region has experienced cooling degree days well above the 15-year averages for the last five consecutive cooling seasons.

The industrial class continues to show growth as overall energy deliveries are up 15.2% in the nine months ended September 30, 2025 compared to the same period in 2024, reflecting strength primarily in the digital services sector.

The following table indicates the number of heating and cooling degree-days for the three and nine months ended September 30, 2025 and 2024, along with the current 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2025	2024	Avg.	2025	2024	Avg.

First Quarter	1,772	1,755	1,819	4	—	—
Second Quarter	464	547	606	102	108	109
July	2	—	6	209	300	202
August	—	4	4	277	224	231
September	17	32	51	102	119	88
Third Quarter	19	36	61	588	643	521
Year-to-date	2,255	2,338	2,486	694	751	630
(Decrease)/Increase from the 15-year average	(9)%	(6)%		10%	19%
During the three months ended September 30, 2025 compared to the same three months of 2024, weather had a less positive impact on Total Retail deliveries as the Company’s service territory saw fewer heating and cooling degree-days than in 2024, although cooling degree-days continue to run well above average. While temperatures were above average during the third quarters of both 2025 and 2024, the number of cooling degree-days recorded in the third quarter of 2025 were 13% above average compared to 23% above in the same period of 2024.

The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from ESSs. Had the cap limit been fully subscribed and utilized, 12% of PGE’s total retail energy deliveries for the first nine months of 2025 would have been to these customers.

PGE offers service to customers under an OPUC created New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. With the adoption of the New Large Load Direct Access program, which is capped at 119 MWa, as much as 16% of the Company’s retail energy deliveries could have been supplied by ESSs to Direct Access customers.

Customers are measured and reported in terms of individual service points, with certain companies who are either commercial, industrial, or Direct Access customers having multiple service points. Deliveries to Direct Access customers increased 8% in the nine months ended September 30, 2025 compared to the prior year, which is comparable to PGE’s overall 6% increase in deliveries over the same comparative periods. As a result, actual deliveries to Direct Access customers of energy supplied by ESSs continue to represent 11% of PGE’s total retail energy deliveries for the first nine months of 2025 and as they did in 2024. The OPUC, under docket UM 2024, has undertaken an investigation of long-term Direct Access with program caps being one of the issues under consideration. This regulatory proceeding is expected to conclude in early 2026.

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

The following table provides information regarding the performance of the Company’s generating resources for the nine months ended September 30, 2025 and 2024:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total system load
	2025	2024	2025	2024	2025	2024
Generation:
Thermal:
Natural gas	87%	82%	100%	95%	37%	35%
Coal (3)	77	73	100	90	6	6
Wind (4)	89	91	95	102	9	10
Hydro	95	95	95	89	4	4
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
(4)Plant availability includes Wheatridge Renewable Energy Facility and Clearwater, neither of which does PGE operate.

Energy received from PGE-owned and jointly-owned thermal plants during the nine months ended September 30, 2025 compared to 2024 increased 7%. This increase was primarily driven by fewer outages in 2025 as compared to 2024. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, increased 4% during the nine months ended September 30, 2025 compared to 2024 primarily due to more favorable hydro conditions in the current period. Energy purchased from mid-Columbia and other regional hydroelectric projects increased 5% while energy generated by the Company-owned facilities increased 1% during the nine months ended September 30, 2025. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 10 years of historical stream flow data. See “Purchased power and fuel” in the Results of Operations section in this Item 2, for further detail on regional hydro results.

Energy received from PGE-owned and under contract wind resources decreased 11% during the nine months ended September 30, 2025 compared to 2024. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

Under the PCAM, the Company may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual

NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the PCAM as calculated for regulatory purposes:

•For the nine months ended September 30, 2025, actual NVPC was $3 million below baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2025 is currently estimated to be below the baseline and within the established deadband range. Accordingly, there is no estimated refund to customers expected under the PCAM for 2025.

•For the nine months ended September 30, 2024, actual NVPC was $87 million below baseline NVPC. For the year ended December 31, 2024, actual NVPC was $78 million below baseline NVPC, which was outside the established deadband range. Pursuant to the PCAM and related earnings test, because PGE’s preliminary regulatory ROE was below 10.5%, there was no estimated refund to customers under the PCAM for 2024. A final determination regarding the 2024 PCAM results will be made by the OPUC through a public filing and review in 2025 and early 2026.

As approved by the OPUC in PGE’s 2024 GRC, the RCE mechanism allows PGE to pursue recovery of 80% of costs for RCEs above amounts forecasted in the Company’s AUT, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. For more on the RCE, see “Reliability contingency events” in the Regulatory Assets and Liabilities section of Note 3, Balance Sheet Components in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Operating and Maintenance

Business transformation and optimization expenses—PGE has incurred incremental costs, which include strategic advisory and workforce realignment expenses, focused on a multi-year cost management initiative to realize long-term benefits. Additionally, PGE has incurred incremental accounting, legal, and consulting costs related to its submission of a regulatory application for approval of a holding company reorganization. For more on the corporate structure see “Corporate Structure” in the Regulatory Matters section of this Overview.

For more information on the impact of these costs on quarterly results, see “Generation, transmission and distribution,” “Administrative and other, and “Depreciation and amortization ” in the Results of Operations section of this Overview. The Company expects to incur business transformation and optimization expenses related to these initiatives throughout 2025 and 2026.

Results of Operations

The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2025	2024		2025	2024
Total revenues	$952	$929	2%	$2,687	$2,616	3%
Operating expenses:
Purchased power and fuel	372	380	(2)	1,034	1,060	(2)
Generation, transmission and distribution	112	131	(15)	336	337	—
Administrative and other	99	102	(3)	291	294	(1)
Depreciation and amortization	148	126	17	427	369	16
Taxes other than income taxes	47	44	7	139	132	5
Total operating expenses	778	783	(1)	2,227	2,192	2
Income from operations	174	146	19	460	424	8
Interest expense, net*	60	53	13	173	156	11
Other income:
Allowance for equity funds used during construction	4	6	(33)	15	17	(12)
Miscellaneous income, net	5	6	(17)	17	21	(19)
Other income, net	9	12	(25)	32	38	(16)
Income before income tax expense	123	105	17	319	306	4
Income tax expense	20	11	82	54	31	74
Net income	103	94	10	265	275	(4)
Other comprehensive income	1	(1)	(200)	1	—	—
Net income and Comprehensive income	$104	$93	12%	$266	$275	(3)%
* Includes an allowance for borrowed funds used during construction of $2 million and $4 million for the three months ended September 30, 2025 and 2024, respectively, and $9 million and $12 million for the nine months ended September 30, 2025 and 2024, respectively.

Net income for the three months ended September 30, 2025 increased $9 million, or 10%, compared to the same period of 2024. Retail revenues increased as a result of both price changes as authorized by the OPUC and higher customer demand. Purchased power and fuel declined slightly, reflecting a reduction in overall system load, while average variable power costs per MWh showed little change. Generation, transmission and distribution expenses were down reflecting the recognition of an earnings test deferral release recorded in the comparative period in 2024 that is not recurring. Although Administrative and General expense decreased slightly compared to 2024, a total of $10 million in business transformation and optimization expenses was recorded in 2025 of which $7 million is reflected in Administrative and General Expense with the balance being in Generation, transmission and distribution expense and Depreciation and amortization expense. Increases in Depreciation and amortization expense, driven by higher depreciable asset balances, and Interest expense, net, due to higher long-term debt balances, were largely anticipated and somewhat offset in net income by increased revenues. Income tax expense was up primarily due to lower PTC benefits.

Net income for the nine months ended September 30, 2025 decreased $10 million, or 4%, compared to the same period of 2024. Retail revenues increased primarily due to price changes to cover anticipated higher NVPC and general cost increases, as authorized by the OPUC. Wholesale revenues have decreased, driven by a decline in the average price of wholesale deliveries, although lower sales volumes also contributed to the decline. The reduction in Purchased power and fuel reflects lower average variable power costs per MWh and lower overall system load being mostly offset by the reduced costs in 2024 due to the deferral under the RCE mechanism that did not recur. Generation, transmission and distribution expenses were relatively unchanged in total although 2024 included the recognition of an earnings test deferral release recorded in the comparative period in 2024 that is not recurring. While total Administrative and General expense remained fairly flat compared to 2024, a total of $25 million business transformation and optimization expenses was recorded in 2025 of which $21 million was in Administration and General Expense and was slightly more than offset by savings, with the balance being in Generation, transmission and distribution expense and Depreciation and amortization expense. Increases in Depreciation and amortization expense, driven by higher depreciable asset balances, and Interest expense, net, due to higher long-term debt balances, were largely anticipated and somewhat offset in net income by increased revenues. Income tax expense was up due primarily to lower PTC benefits.

Total revenues consist of the following for the periods presented (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Retail:
Residential	$375	39%	$356	38%	$1,115	42%	$1,078	41%
Commercial	262	28	244	26	738	27	690	27
Industrial	141	15	115	13	396	15	321	12
Subtotal	778	82	715	77	2,249	84	2,089	80
Direct access:
Commercial	4	—	2	—	12	—	7	—
Industrial	7	1	5	1	18	1	15	1
Subtotal	11	1	7	1	30	1	22	1
Subtotal Retail	789	83	722	78	2,279	85	2,111	81
Alternative revenue programs, net of amortization	6	1	(13)	(1)	11	1	(27)	(1)
Other accrued revenues, net	(1)	—	5	—	9	—	10	—
Total retail revenues	794	84	714	77	2,299	86	2,094	80
Wholesale revenues	136	14	192	21	324	12	467	18
Other operating revenues	22	2	23	2	64	2	55	2
Total revenues	$952	100%	$929	100%	$2,687	100%	$2,616	100%

Total retail revenues—The following items contributed to the increase in Total retail revenues for the three and nine months ended September 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2024	$714	$2,094
Change in prices as a result of the AUT, approved by the OPUC (partially offset in Purchased power and fuel)	20	78
Retail energy deliveries driven by changes in customer load	24	64
Average price of energy deliveries due primarily to changes in delivery mix, partially offset by overall customer price increases beyond the AUT	24	28
Wildfire mitigation, offset in operating expenses and amortization	5	21
Clearwater RAC deferral	11	21
Combination of various supplemental schedules and adjustments	(4)	(7)
September 30, 2025	$794	$2,299
Change in Total retail revenues	$80	$205

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

Wholesale revenues for the three months ended September 30, 2025 decreased $56 million, or 29%, from the three months ended September 30, 2024, resulting from a combination of a 19% decrease in sales volumes, lower average wholesale sales price, and reduced environmental credit sales.

For the nine months ended September 30, 2025, Wholesale revenues decreased $143 million, or 31%, from the nine months ended September 30, 2024 as the Company experienced a $79 million reduction in revenues due to a decline in average sales prices resulting from market volatility around specific regional weather events in January 2024 and milder overall weather in 2025. In addition, the sale of environmental credits produced $34 million less revenue and the reduction in Wholesale sales volume produced $30 million less revenue in 2025 than during the same period of 2024.

Other operating revenues for the three months ended September 30, 2025 were down $1 million from the comparable period in 2024. In the nine months ended September 30, 2025, Other operating revenues were up $9 million compared to the same period of 2024, primarily the result of an increase from imbalance transactions with ESS providers, which is offset in Purchased power and fuel expense.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the change in Purchased power and fuel for the three and nine months ended September 30, 2025 compared to the same periods in 2024 (dollars in millions):

	Three Months Ended	Nine Months Ended
September 30, 2024	$380	$1,060
Average variable power cost per MWh	(1)	(64)
Total system load	(20)	(41)
2021 PCAM deferral amortization	2	(11)
RCE deferral	11	90
September 30, 2025	372	1,034
Change in Purchased power and fuel	$(8)	$(26)

Average variable power cost per MWh (in dollars):
September 30, 2024	$44.95	$49.36
September 30, 2025	$44.92	$45.23

Total system load (MWhs in thousands):
September 30, 2024	8,608	22,992
September 30, 2025	8,131	22,769

For the three months ended September 30, 2025, the $1 million decrease related to the change in average variable power cost per MWh was driven by a 3% decrease in the average cost of purchased power, and a 6% increase in the average cost for the Company’s own generation. The $20 million decrease related to total system load was comprised of a 5% decrease of energy obtained from purchased power, and a 6% decrease in the Company’s own generation.

For the nine months ended September 30, 2025, the $64 million decrease related to the change in average variable power cost per MWh was driven by a 8% decrease in the average cost of purchased power and a 1% decrease in the average cost for the Company’s own generation. The $41 million decrease related to total system load was comprised of a 7% decrease of energy obtained from purchased power, offset by a 4% increase in the Company’s own generation.

PGE’s sources of energy, total system load, and retail load requirement are as follows for the periods presented (MWhs in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Generation:
Thermal:
Natural gas	3,138	39%	3,320	39%	8,534	38%	7,989	35%
Coal	581	7	550	6	1,408	6	1,331	6
Total thermal	3,719	46	3,870	45	9,942	44	9,320	41
Hydro	199	2	218	3	969	4	956	4
Wind	669	8	777	9	2,134	9	2,315	10
Total generation	4,587	56	4,865	57	13,045	57	12,591	55
Purchased power:
Hydro	1,549	19	1,673	19	5,321	24	5,088	22
Wind	280	4	351	4	871	4	1,072	5
Solar	399	5	435	5	992	4	932	4
Natural Gas	522	7	—	—	522	2	94	—
Waste, Wood, and Landfill Gas	29	—	47	1	83	—	132	1
Source not specified	765	9	1,237	14	1,935	9	3,083	13
Total purchased power	3,544	44	3,743	43	9,724	43	10,401	45
Total system load	8,131	100%	8,608	100%	22,769	100%	22,992	100%
Less: wholesale sales	(2,741)		(3,369)		(7,159)		(7,652)
Retail load requirement	5,390		5,239		15,610		15,340

Purchased power in the table above includes power received from qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sources of energy (MWhs in thousands):
PURPA purchased power:
Hydro	3	3	22	24
Wind	9	9	23	24
Solar	207	209	507	496
Waste, Wood, and Landfill Gas	23	32	77	91
Total	242	253	629	635

The following table presents the actual April-to-September 2025 and actual 2024 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2025 Actual	2024 Actual
Columbia River at The Dalles, Oregon	77%	74%
Mid-Columbia River at Grand Coulee, Washington	78	74
Clackamas River at Estacada, Oregon	69	91
Deschutes River at Moody, Oregon	93	93
* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three and nine months ended September 30, 2025 increased compared to the same periods in 2024 as follows (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2024	$188	$593
Purchased power and fuel expense	(21)	(105)
Wholesale revenues	56	143
2021 PCAM deferral amortization	2	(11)
RCE deferral	11	90
September 30, 2025	$236	$710
Change in NVPC	$48	$117

For further information regarding NVPC in relation to the PCAM, see “Purchased power and fuel expense” within this “Results of Operations” for more details.

For the three months ended September 30, 2025 and 2024, actual NVPC was $15 million above and $35 million below baseline NVPC, respectively. For the nine months ended September 30, 2025 and 2024, actual NVPC was $3 million and $87 million below baseline NVPC, respectively.

Based on forecast data, NVPC for the year ending December 31, 2025 is currently estimated to be below the baseline and within the deadband. Accordingly, there is no estimated refund to customers expected under the PCAM for 2025.

Generation, transmission and distribution decreased as follows for the three and nine months ended September 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2024	$131	$337
Generating facility expenses	(1)	(7)
Vegetation management, inspection, wildfire mitigation, and distribution maintenance expenses	(5)	9
Service restoration and storm response costs	1	4
Business transformation and optimization expenses	2	3
Earnings test deferral release	(17)	(17)
Miscellaneous expenses	1	7
September 30, 2025	$112	$336
Change in Generation, transmission and distribution	$(19)	$(1)

In the table above, changes shown for the three and nine months ended include $(1) million and $2 million related to vegetation management, respectively, zero and $13 million related to wildfire mitigation, $3 million and $4 million related to major maintenance costs, and zero and $3 million related to storm response costs that have been offset through customer prices or specific regulatory mechanisms.

Administrative and other is as follows for the three and nine months ended September 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2024	$102	$294
Regulatory and professional services costs	(1)	(1)
Employee compensation and benefits	(3)	4
Customer related costs	(3)	(14)
Amortization of COVID-19 bad debt expense deferral	(3)	(10)
Business transformation and optimization expenses	7	21
Miscellaneous expenses	—	(3)
September 30, 2025	$99	$291
Change in Administrative and other	$(3)	$(3)

In the table above, for the three and nine months ended September 30, 2025, respectively, $1 million and $9 million of the decrease in customer related costs is due to regulatory programs that have been offset through customer pricing or specific regulatory mechanisms.

Depreciation and amortization expense increased $22 million and $58 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases were primarily due to higher utility plant balances. Included in expense for 2025 is $1 million related to business transformation and optimization.

Taxes other than income taxes increased $3 million and $7 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases were driven by higher property taxes and higher franchise fees, partially offset by lower payroll taxes.

Interest expense, net increased $7 million and $17 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to higher long-term debt balances.

Other income, net decreased $3 million and $6 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The decreases were primarily driven by lower AFUDC on construction work in progress balances.

Income tax expense increased $9 million and $23 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily driven by lower PTC benefits resulting from the expiration of the 10-year PTC generation window at Tucannon near the end of 2024 and higher pre-tax income.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents, beginning of period	$12	$5
Net cash provided by (used in):
Operating activities	970	608
Investing activities	(916)	(900)
Financing activities	71	322
Change in cash and cash equivalents	125	30
Cash and cash equivalents, end of period	$137	$35

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 (in millions):

Increase/ (Decrease)
Net income	$(10)
Accounts receivable and Unbilled revenue	55
Margin deposits activity	63
Accounts payable	(24)
Regulatory deferral activity	119
Depreciation and amortization	58
Deferred income taxes	21
Tax credit sales	122
Alternative revenue programs	(38)
Other miscellaneous changes	(4)
Net change in cash flow from operations	$362

PGE estimates that non-cash charges for depreciation and amortization in 2025 will range from $550 million to $575 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $950 million to $1.05 billion.

Cash Flows from Investing Activities—Net cash used in investing activities for the nine months ended September 30, 2025 increased $16 million when compared with the nine months ended September 30, 2024. Cash flows used in investing activities consist primarily of capital expenditures related to BESS projects and other new construction and improvements to PGE’s distribution, transmission, and generation facilities, which increased $23 million.

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

Cash Flows from Financing Activities—During the nine months ended September 30, 2025, net cash provided by financing activities was primarily the result of the funding of $310 million in First Mortgage Bonds (FMBs) and $49 million in proceeds from the issuance of common stock pursuant to at-the-market offering programs. This was partially offset by payment of $167 million of dividends and $102 million of long-term debt.

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2025 through 2029, excluding AFUDC (in millions):

	2025	2026	2027	2028	2029
Ongoing capital expenditures (1)	$855	$880	$890	$920	$920
Transmission	200	255	390	420	515
BESS projects	165	—	—	—	—
Total capital expenditures (2)	$1,220	$1,135	$1,280	$1,340	$1,435
Long-term debt maturities	$68	$—	$160	$100	$200
(1) Consists primarily of upgrades to, and replacement of, generation and distribution infrastructure, as well as new customer connections. Includes accrued capital additions, preliminary engineering, removal costs, and certain intangible working capital assets.
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

For 2025, PGE expects to fund estimated capital requirements with cash from operations, which is expected to range from $950 million to $1.05 billion, and issuances of long-term debt of up to $450 million. PGE plans to fund any shortfall through the combination of issuance of common stock and the issuance of short-term debt or commercial paper, as needed. The actual timing and amount of any such issuances of debt, equity, and commercial paper will be dependent upon the timing and amount of capital expenditures and debt payments.

Short-term Debt. Pursuant to an order issued by the FERC in January 2024, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2026. The following table shows available liquidity as of September 30, 2025 (in millions):

	As of September 30, 2025
	Capacity	Outstanding	Available
Revolving credit facility (1)	$750	$—	$750
Letters of credit (2)	320	169	151
Total credit	$1,070	$169	$901
Cash and cash equivalents			137
Total liquidity			$1,038
(1)Scheduled to expire September 10, 2030.
(2)PGE has four letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

On September 10, 2025, PGE entered into an amendment of its existing revolving credit facility. As of September 30, 2025, PGE had a $750 million unsecured revolving credit facility scheduled to expire in September 2030. The Company has the ability to expand the revolving credit facility to $850 million, if needed, subject to the requirements of the agreement. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the remaining term of the applicable credit facility. As of September 30, 2025, PGE had no outstanding balance on the revolving credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of September 30, 2025, PGE had no commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $750 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

Long-term Debt. As of September 30, 2025, PGE’s total long-term debt outstanding, net of $17 million of unamortized debt expense, was $4,730 million.

On March 25, 2025, PGE entered into a Bond Purchase Agreement related to the sale of $310 million in First Mortgage Bonds (FMBs). The FMBs were issued and funded in full on March 25, 2025 and consist of:
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

Equity. In July 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through at-the-market offering programs. In the fourth quarter of 2024 the Company entered into forward sale agreements for 1,420,049 shares. In December 2024, the Company issued 1,066,549 shares pursuant to the forward sale agreements and received net proceeds of $50 million. The Company entered into forward sale agreements for 1,996,890 shares, 1,707 shares, and 3,757,835 shares in the first, second, and third quarter of 2025, respectively. In August 2025, the Company issued 1,114,529 shares pursuant to the forward sale agreements and received net proceeds of $49 million. The Company could have physically settled the remaining amount by delivering 4,995,403 shares in exchange for cash of $209 million as of September 30, 2025. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

For additional information on the at-the-market offering programs, see Note 7, Shareholders’ Equity, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 45.5% and 45.6% as of September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025, PGE had posted $160 million of collateral with these counterparties, consisting of $59 million in cash and $101 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of September 30, 2025, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $83 million, and decreases to $29 million by December 31, 2025 and to $2 million by December 31, 2026. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $173 million and decreases to $97 million by December 31, 2025 and to $57 million by December 31, 2026.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on September 30, 2025, under the most restrictive issuance test in the Indenture, the Company could have issued up to $671 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s revolving credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of September 30, 2025, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 54.5%.

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

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in PGE’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading agreement,” as the term is defined in Item 408(c) of Regulation S-K.

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
10.1
Fourth Amendment to Credit Agreement dated September 10, 2025, among Portland General Electric Company, the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page information from Portland General Electric Company’s Quarterly Report on Form 10-Q filed October 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language).

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	October 30, 2025	By:	/s/ Joseph R. Trpik
Joseph R. Trpik
Senior Vice President, Finance and Chief Financial Officer
(duly authorized officer and principal financial officer)