Form 10-K
period 2025-12-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2026-02-17
CIK 784977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $4,436,840,693. For purposes of this calculation, executive officers and directors are considered affiliates.

As of February 10, 2026, there were 115,561,705 shares of common stock outstanding.

Documents Incorporated by Reference

Part III, Items 10 - 14	Portions of Portland General Electric Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, intended to be filed not later than 120 days after the close of its fiscal year.

PORTLAND GENERAL ELECTRIC COMPANY

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

PGE’s State-approved service area allocation of 4,000 square miles is located entirely within Oregon and includes 51 incorporated cities. During 2025, the Company added 10,000 customers, and as of December 31, 2025, served a total of approximately 960,000 retail customers.

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

Federal Regulation

Multiple federal agencies, including the Federal Energy Regulatory Commission (FERC), the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA), and the Nuclear Regulatory Commission (NRC), may have regulatory authority over certain aspects of PGE’s operations and activities, as further described in the paragraphs that follow.

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

State Regulation

PGE is subject to the jurisdiction of the OPUC, which reviews and approves the Company’s retail prices and reviews the Company’s generation and transmission resource acquisition plans, pursuant to a biennial integrated resource planning process. In addition, PGE is required to develop a Clean Energy Plan (CEP) to be filed in connection with the Company’s Integrated Resource Plan (IRP) that articulates the Company’s strategy to show continued progress toward emission reduction targets through an equitable transition to a decarbonized grid. The OPUC also regulates the issuance of securities, prescribes accounting policies and practices, regulates the sale of utility assets, reviews transactions with affiliated companies, and has jurisdiction over the acquisition of, or exertion of substantial influence over, public utilities.

Retail customer prices are determined through formal public proceedings that generally include testimony by participating parties, discovery, public hearings, and the issuance of a final order by the OPUC. Participants in such proceedings may include PGE, OPUC staff, and intervenors representing PGE customer groups, as well as other interested parties. The following lists the more significant regulatory mechanisms and proceedings under which customer prices are determined:

•
General Rate Cases (GRCs). PGE periodically evaluates the need to update its retail electric price structure as part of a comprehensive GRC process that reflects revenue requirements based on a forecasted test year. The OPUC authorizes the Company’s rate base, debt-to-equity capital structure, return on equity, overall rate of return, and customer prices.
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
•
Renewable Adjustment Clause mechanism. The State has a Renewable Portfolio Standard (RPS) that requires PGE to serve a portion of its retail load with renewable resources. In conjunction with the RPS, the State established a Renewable Adjustment Clause (RAC) mechanism that allows for the recovery in retail customer prices, outside of a GRC, of prudently incurred costs to comply with the RPS.
o
In 2016, the State passed Oregon Senate Bill (SB) 1547, which, among its provisions, increased the RPS percentages in certain future years and required the elimination of coal from Oregon utility customers’ energy supply. For further information on SB 1547, see “RPS standards and related laws” in the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

o
During 2021, the State legislature passed Oregon House Bill (HB) 2021, which established clean energy targets and set out a framework that includes, among other things, the development and submittal of CEPs for investor-owned utilities, including PGE, and Electricity Service Suppliers (ESSs) in the State. The targets are an 80% reduction in greenhouse gas (GHG) emissions by 2030, 90% by 2035, and 100% by 2040 and every year thereafter. The CEP may accelerate investment in RPS compliant resources, the cost of which may then be recoverable under the RAC, if the resulting resources are needed for RPS compliance. For further information on HB 2021 and the baseline to which the target reductions apply, see “HB 2021” in the Laws and Regulations portion of the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
•
Wildfire Automatic Adjustment Clause mechanism. As required by the OPUC, PGE has developed and implemented a Wildfire Mitigation Plan, coordinating activities across the Company and with state-wide stakeholders. PGE strives to improve regional safety by reducing the risk of ignition from PGE assets, while limiting the impacts of public safety power shutoff (PSPS) events and other mitigation activities on customers and increasing the resiliency of PGE assets to wildfire damage. The OPUC has authorized an Automatic Adjustment Clause mechanism that allows the Company to recover a certain level of ongoing, prudent mitigation expenses in customer prices.

Customers and Revenues

PGE generates revenue primarily through the sale and delivery of electricity to retail customers located exclusively in Oregon. In addition, the Company distributes power to Direct Access customers that choose to purchase their energy from an ESS. Although the Company includes such customers in its customer counts and energy delivered to such commercial and industrial customers in its total retail energy deliveries, retail revenues for these Direct Access customers include only delivery charges and applicable transition adjustments, as the customers purchase energy directly from the ESSs. The Company conducts retail electric operations within its State-approved service territory and competes with ESSs to supply certain commercial and industrial customer energy needs. In addition, PGE competes with the local natural gas distribution company for the energy needs of residential and commercial space heating, water heating, and appliances. Energy efficiency, demand response, conservation measures, and the advancement of technology around distributed generation, including rooftop solar, and storage resources also have an influence on customer demand.

Retail Revenues

Retail customers are classified as residential, commercial, or industrial, with no single customer representing more than 9% of PGE’s total retail revenues or 13% of total retail deliveries during 2025.

PGE’s Retail revenues, retail energy deliveries, and average number of retail customers consist of the following:

	Years Ended December 31,
	2025		2024		2023
Retail revenues (1) (dollars in millions):
Residential	$1,486	48%	$1,457	51%	$1,263	52%
Commercial	985	32	924	33	808	33
Industrial	561	18	458	16	368	15
Subtotal	3,032	98%	2,839	100%	2,439	100%
Alternative revenue programs, net of amortization	21	1	(40)	(1)	11	—
Other accrued (deferred) revenues, net	17	1	16	1	(3)	—
Total retail revenues	$3,070	100%	$2,815	100%	$2,447	100%

Retail energy deliveries (2) (MWh in thousands):
Residential	7,596	34%	7,732	36%	7,952	37%
Commercial	7,015	31	7,024	32	7,178	34
Industrial	7,919	35	6,941	32	6,293	29
Total retail energy deliveries	22,530	100%	21,697	100%	21,423	100%

Average number of retail customers:
Residential	840,457	88%	829,721	88%	815,920	88%
Commercial	114,912	12	113,942	12	112,667	12
Industrial	286	—	281	—	273	—
Total	955,655	100%	943,944	100%	928,860	100%

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

	Years Ended December 31,
	2025	2024	2023
Residential
Revenue per customer (in dollars):	$1,699	$1,695	$1,481
Usage per customer (in kilowatt hours):	9,038	9,318	9,746
Revenue per kilowatt hour (in cents):	18.79¢	18.19¢	15.20¢
Commercial
Revenue per customer (in dollars):	$8,538	$8,067	$7,133
Usage per customer (in kilowatt hours):	61,050	61,641	63,713
Revenue per kilowatt hour (in cents):	13.99¢	13.09¢	11.20¢
Industrial
Revenue per customer (in dollars):	$1,959,780	$1,627,956	$1,347,661
Usage per customer (in kilowatt hours):	27,685,423	24,702,680	23,052,538
Revenue per kilowatt hour (in cents):	7.08¢	6.59¢	5.85¢

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

Commercial customers consist of non-residential customers who accept energy deliveries at voltages equivalent to those delivered to residential customers. This customer class includes most businesses, small industrial companies, and public street and highway lighting accounts. The Company’s commercial customer demand is somewhat less susceptible to weather conditions than residential customer demand. Economic conditions and fluctuations in total employment in the region can be indicative of changes in energy demand from commercial customers. Energy efficiency measures also impact commercial demand.

Industrial customers consist of non-residential customers who accept delivery at higher voltages than commercial customers. Demand from industrial customers is primarily driven by economic conditions, with weather having limited impact on this customer class. Strength in the high-tech manufacturing and digital service sector, along with new data center facilities coming online, have increased deliveries to industrial customers. Federal and State tax incentives and connectivity both locally and to overseas markets via the transpacific cable have led to strong data center development in PGE's service area.

Customer Choice Programs—In addition to standard cost-of-service pricing, the Company offers different pricing options. Under cost-of-service pricing, residential and small commercial customers may select portfolio options from PGE that include time-of-use, time-of-day, and renewable resource pricing. The Company also offers various energy shifting programs like Peak Time Rebates, Smart Thermostat, and Smart Charging, all of which enable PGE to safely reduce power use on the system during peak demand.

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

PGE’s customers have a desire for purchasing clean energy, as over 221 thousand residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. Oregon’s most populous city, Portland, and most populous county, Multnomah, have each passed resolutions to achieve 100 percent clean and renewable electricity by 2035 and 100 percent economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area have set similar goals.

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

Wholesale Revenues

PGE participates in the wholesale electricity marketplace in an effort to balance its supply of power to meet the needs of, and obtain reasonably-priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts through the purchase and sale of electricity, natural gas, and environmental credits. Interconnected transmission systems in the western United States and Canada serve utilities with diverse load requirements and allow the Company to purchase and sell electricity, largely through bi-lateral agreements, within the region to serve retail demand. PGE’s engagement in the wholesale electricity marketplace depends upon numerous factors, including: 1) the relative price and availability of power, whether purchased, generated, or from storage facilities; 2) hydro, wind, and solar conditions; and 3) daily and seasonal retail demand. The Company also participates in the California Independent System Operator’s (CAISO) western Energy Imbalance Market (western EIM), which allows for load balancing with other western EIM participants in five-minute intervals. Wholesale revenues represented 12% of total revenues in 2025, 16% in 2024, and 14% in 2023.

Other Operating Revenues

Other operating revenues consist primarily of gains and losses on the sale of natural gas volumes purchased that exceeded what was needed to fuel the Company’s generating facilities, as well as revenues from transmission services, excess transmission capacity resales, pole attachment rentals, and other electric services provided to customers. Other operating revenues represented 2% of total revenues in 2025, 2024, and 2023.

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

The following table presents the heating and cooling degree-days for the most recent three-year period, along with current 15-year averages for the most recent year provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-Days	Cooling Degree-Days
2025	3,549	694
2024	3,662	751
2023	3,845	898
15-year average	3,988	636

The following table presents PGE’s average winter (defined as January, February, and December) and summer (defined as June through September) loads for the periods presented, along with the corresponding peak load (in MWs) and month in which such peak occurred. As illustrated, although the average winter loads continue to exceed average summer loads, the Company has seen its highest annual peak loads during the summer months in recent years. In August 2023, PGE set a new all-time high net system load peak of 4,498 megawatts (MW), surpassing the previous all-time peak that occurred in June 2021. In December 2022, the Company recorded its current winter peak of 4,113 MW.

	Winter Loads			Summer Loads
	Average	Peak	Month	Average	Peak	Month
2025	2,889	3,879	February	2,666	4,385	August
2024	2,802	3,969	January	2,566	4,367	July
2023	2,756	3,661	January	2,512	4,498	August

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

PGE’s resource and contracted capacity (in MW) was as follows:

	As of December 31,
	2025		2024
	Capacity	%	Capacity	%
Generation:
Thermal (1):
Natural gas	1,827	31	1,818	28
Coal	296	5	296	4
Total thermal	2,123	36	2,114	32
Wind (2)	1,025	17	1,025	16
Hydro (3)	435	7	431	7
Total generation	3,583	60	3,570	55
Purchased power:
Long-term contracts:
Hydro (3)	1,024	17	1,270	20
PURPA qualifying facilities (4)	310	5	315	5
Dispatchable standby generation	129	2	129	2
Capacity (5)	250	4	250	4
Wind (2)	403	7	400	6
Solar (6)	219	4	219	3
Biomass	—	—	10	—
Total long-term contracts	2,335	39	2,593	40
Short-term contracts	67	1	333	5
Total purchased power capacity	2,402	40	2,926	45
Total resource capacity	5,985	100	6,496	100

(1)
Capacity represents the MW the plants are capable of generating under normal operating conditions, which is affected by ambient temperatures, net of electricity used in the operation of the plant.
(2)
Capacity represents nameplate and differs from expected energy to be generated, which is expected to range from 30 to 40% of capacity, dependent upon wind conditions.
(3)
Capacity represents most favorable operating conditions and differs from expected energy to be generated, which is expected to range from 40 to 50% of capacity, dependent upon river flows.
(4)
Capacity represents contracted capacity for PPAs under the Public Utility Regulatory Policies Act of 1978 (PURPA).
(5)
Capacity represents a heat rate call option of a natural gas generating station. For more information see “Natural gas heat rate call option” below.
(6)
Capacity includes 50 MW from the solar component of the Wheatridge Renewable Energy Facility (Wheatridge).

For information regarding actual generating output and purchases for the years ended December 31, 2025 and 2024, see the Results of Operations section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generation

PGE’s generating resources consist of six thermal plants (natural gas- and coal-fired), four wind farms, and seven hydroelectric facilities. The portion of PGE’s retail load requirements generated by its plants varies from year to year and is determined by various factors, including planned and unplanned outages, availability and price of natural gas and coal, precipitation and snow-pack levels, the market price of electricity, and wind variability. For a complete listing of these facilities, see “Generating Facilities” in Item 2.—“Properties.”

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

Although PGE does not operate the wind component of Wheatridge, located in Morrow County, Oregon, it owns 40 turbines with a total nameplate capacity of 100 MW and purchases the output of the remaining turbines, with a nameplate capacity of 200 MW, through a PPA.

Although PGE does not operate Clearwater wind energy facility located in Eastern Montana, it owns 75 turbines with a total nameplate capacity of 208 MW and purchases the output of the remaining turbines, with a nameplate capacity of 103 MW, through a PPA.

Hydro

The Company’s FERC-licensed hydroelectric projects consist of Pelton/Round Butte on the Deschutes River near Madras, Oregon (discussed below), four plants on the Clackamas River, and one on the Willamette River.

PGE has a 50.01% ownership interest in the 455 MW Pelton/Round Butte hydroelectric project, with the remaining interest held by the Confederated Tribes of the Warm Springs Reservation of Oregon (CTWS). A 50-year joint license for the project, which is operated by PGE, was issued by the FERC in 2005. The CTWS has an option in 2036 to purchase an undivided 0.02% interest in Pelton/Round Butte. If the option is exercised, the CTWS’s ownership percentage would exceed 50%. PGE purchases 100% of the CTWS’s share of the project output. For more information see “CTWS” within Purchased Power in this Power Supply section of Item 1.

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

PGE owns 79.5%, and is the operator of record, of the KB Pipeline which provides PGE access to 159,726 Decatherms (Dth) per day of firm natural gas transportation capacity. The KB Pipeline directly connects PW1, PW2, and Beaver to the Northwest Pipeline, an interstate natural gas pipeline operated between British Columbia and New Mexico by Williams Northwest Pipeline. Currently, PGE transports natural gas on the KB Pipeline for its own use under a firm transportation service agreement, with capacity offered to others on an interruptible basis to the extent not utilized by the Company.

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

Coal

The Colstrip co-owners obtain coal to fuel the plant via conveyor belt from a mine that lies adjacent to the facility and is the sole source of coal supply for the plant. The coal supply contract with the owner of the mine is scheduled to expire at the end of 2029. The terms of the contract and the quality of coal are expected to allow the facility to operate within required emissions limits.

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

The Company’s major power purchase contracts consist of the following (also see the preceding table which summarizes the average resource capabilities related to these contracts):

Hydro—During 2025, the Company had the following agreements:

•
Public Utility Districts—PGE has long-term power purchase contracts with certain public utility districts (PUDs) in the state of Washington for a portion of the output of certain hydroelectric projects on the mid-Columbia River. Although the projects currently provide PGE a total of 763 MW of nameplate capacity through contracts as shown below, actual energy received is dependent upon river flows and capacity amounts may decline over time:
o
434 MW of capacity under a contract expiring in 2026 in which PGE will purchase a 20% share of the project output and sell varying amounts of energy, in accordance with contract terms, back to the PUD in order to meet their load requirements;
o
71 MW of average monthly capacity with Douglas County PUD that expires in 2028;
o
79 MW of capacity under a contract expiring in 2030, with an option to renew until 2032, in which PGE will purchase 10% of the project output; and
o
179 MW of capacity with Grant County PUD that expires in 2052.
•
CTWS—PGE has a long-term agreement under which the Company purchases output from the CTWS’ interest in the Pelton/Round Butte hydroelectric project. Although the agreement provides approximately 224 MW of net capacity, actual energy received is dependent upon river flows. The term of the agreement coincides with the term of the FERC license for this project, which expires in 2055. Under a separate PPA executed in 2014, PGE paid fixed capacity and energy charges to the CTWS for 100% of its share of the project through 2024. The CTWS exercised their option to purchase an additional undivided 16.66% ownership interest in Pelton/Round Butte effective January 1, 2022. As a result of the sale, capacity from Company-owned generation decreased by approximately 76 MW, and capacity from purchased power increased by a corresponding amount. Under the PPA, PGE purchases 100% of the CTWS’s additional share of the project and payments under the PPA increase proportionately. PGE and the CTWS executed an additional 16-year PPA which began on January 1, 2025, that effectively extended the term from 2024 to 2040 and increased the capacity payments in the extension period.
•
Other—The remaining capacity is primarily comprised of a contract with Portland Hydro, which expires in 2032, that provides for the purchase of power generated from hydroelectric projects with capacity of 36 MW.

PURPA qualifying facilities—PGE is required to purchase power from PURPA qualifying facilities (QFs), as mandated by federal law. QFs are generating facilities that fall within one of the following two categories: i) qualifying generation facilities with a capacity of 80 MW or less and whose primary energy source is renewable (hydro, wind, solar, biomass, waste, or geothermal); or ii) qualifying cogeneration facilities that sequentially produce electricity and another form of useful thermal energy (e.g., heat, steam) in a way that is more efficient than the separate production of each form of energy. As of December 31, 2025, PGE had contracts with 67 online QFs, providing a total of 310 MW of capacity. As of December 31, 2025, PGE had one contract with a QF representing 63 MW of capacity that was not yet operational and in default because the QF has failed to complete construction and become operational by the date required by the PPA. The PPAs provide that the QF must cure its default within a period specified under the contract terms. If the QF has failed to cure, PGE is permitted to immediately terminate the QF PPA upon expiration of the cure period. The term of a QF PPA generally ranges from 15 to 23 years.

The expense and volume of purchases from QFs for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
PURPA contract expense (in millions)	$71	$64
MWh purchased under PURPA contracts (in thousands)	770	756
Average cost per MWh from PURPA contracts	$92.16	$84.65

Expenses incurred related to PURPA contracts are included in PGE’s AUT.

Dispatchable Standby Generation (DSG)—PGE has a DSG program under which the Company can dispatch and monitor customer-owned backup generators to provide NERC-required operating reserves. As of December 31, 2025, there were 77 generators with a total DSG nameplate capacity of 129 MW. PGE continues to pursue expansion of the program through ongoing engagement with customers and incorporation of battery energy storage.

Wind—PGE has four contracts to purchase power generated from renewable wind resources. Although the projects as shown below currently provide PGE a total of 403 MW of capacity, the expected energy from these wind resources will vary from the nameplate capacity due to varying wind conditions:

•
25 MW of capacity that expires in 2028;
•
75 MW of capacity that expires in 2035;
•
200 MW of capacity that expires in 2051; and
•
103 MW of capacity that expires in 2053.

Solar—PGE has five contracts representing 219 MW of capacity to purchase power generated from photovoltaic solar projects. Two of these projects extend to 2036 while the other three extend to 2037, 2038, and 2042, respectively. The expected energy from these solar resources will vary from the nameplate capacity due to varying solar conditions.

PGE estimates within its service territory 370 MW of capacity of customer-sited, third-party owned, solar resources, including solar generation from customer rooftop solar meters, and PGE's community solar program. The expected energy from these solar resources will vary based on solar conditions and customer usage. This capacity is not reflected in the resource and contracted capacity table above.

Green Future Impact Program— PGE has four contracts representing 480 MW of capacity to purchase power generated from renewable resources to support the Green Future Impact Program:

•
a 15-year contract with Avangrid Renewables representing 162 MW from a renewable solar facility in Gilliam County, Oregon that was placed in service in January 2023. This capacity is reflected within solar purchased power in the resource and contracted capacity table above;
•
a 25-year contract with Avangrid Renewables representing 138 MW from a renewable solar facility in Wasco County, Oregon that was placed in service in January 2026. This additional capacity is not yet reflected in the resource and contracted capacity table above;
•
a 25-year contract with Avangrid Renewables representing 60 MW from a renewable solar facility in Wasco County, Oregon that was placed in service in January 2026. This additional capacity is not yet reflected in the resource and contracted capacity table above; and
•
a 20-year contract with Avangrid Renewables representing 120 MW from a renewable solar facility in Morrow County, Oregon that is expected to be placed in service in September 2026. This additional capacity is not reflected in the resource and contracted capacity table above.

For additional information on the Green Future Impact Program, see “Customer Choice Programs” within the Customers and Revenues section of this Item 1.

Natural gas heat rate call option—In order to provide additional dispatchable firm capacity to meet customer demand, PGE has entered into a physical heat rate call option (HRCO) for 250 MW of the capacity, energy, and attributes associated with the facility that expires in 2029. In 2025, a new contract was executed to extend the HRCO through 2034.

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

Energy Storage

PGE's energy storage portfolio includes approximately 522 MW of capacity, not reflected in the resource and capacity table above. PGE’s energy storage resources that are in operation as of December 31, 2025 are primarily as follows:

•
Wheatridge—The Wheatridge Renewable Energy Facility includes a 30 MW battery component. Subsidiaries of NextEra Energy Resources, LLC own the solar and battery components, and sell their portion of the output to PGE.
•
Sundial (formerly Troutdale Grid)—PGE entered into a storage capacity agreement for a 200 MW Battery Energy Storage System (BESS) in Troutdale, Oregon. NextEra Energy Resources, LLC owns the resource and sells the capacity to PGE under a 20-year agreement. The project was placed in-service in December 2024.
•
Coffee Creek—PGE entered into an agreement to construct a 17 MW BESS in Sherwood, Oregon. The project was placed in-service in November 2024, and is owned by PGE.
•
Constable (formerly Evergreen)—PGE entered into an agreement to construct a 75 MW BESS in Hillsboro, Oregon. The project was placed in-service in December 2024, and is owned by PGE.
•
Seaside Grid—PGE entered into an agreement to construct a 200 MW BESS in Portland, Oregon. The project was placed in service on July 8, 2025, and is owned by PGE.

Certain other energy storage assets are considered immaterial and are not reflected in the resource and contracted capacity table above.

Future Energy Resource Strategy

PGE’s IRP outlines the Company’s plan to meet future customer demand and describes PGE’s future energy supply strategy. For a detailed discussion of the IRPs and recent procurement activities, see “Investing in a Clean Energy Future” within the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Transmission and Distribution

Transmission systems deliver energy from generating facilities to distribution systems for final delivery to customers. PGE schedules energy deliveries over its transmission system in accordance with FERC requirements and operates one BAA in its service territory. In 2025, PGE delivered approximately 32 million megawatt hours (MWh) through 1,744 circuit miles of transmission lines operating at or above 57 kilovolts (kV).

PGE’s transmission system is part of the Western Interconnection, the regional grid in the western United States. The Western Interconnection includes the interconnected transmission systems of 11 western states, two Canadian provinces and parts of Mexico, and is subject to the reliability rules of the WECC and the NERC. PGE relies on transmission contracts with BPA to transmit a significant amount of the Company’s generation to serve its distribution system. PGE’s transmission system, together with contractual rights on other transmission systems, enables the Company to integrate and access generation resources to meet its customers’ energy requirements. PGE’s transmission system is managed on a coordinated basis to obtain maximum load-carrying capability and efficiency. PGE provided notice of withdrawal from the Western Power Pool’s resource adequacy program known as the Western Resource Adequacy Program (WRAP) in October 2025. The Company has participated in the western EIM for several years and signed an implementation agreement in 2025 to join the CAISO Extended Day Ahead Market (EDAM) as an EDAM Entity in Q4 2026. PGE and EDAM-committed western utilities are developing a resource adequacy program that aligns with the EDAM market with a target operational date of 2028. For further information, see “Operating Activities” within the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Air Quality

Clean Air Act—PGE’s operations, primarily its thermal generating plants, are subject to regulation under the federal Clean Air Act (CAA), which addresses particulate matter, hazardous air pollutants, and GHG emissions, in terms of both quantity and rate, among other things. Oregon and Montana, the states in which PGE’s thermal facilities are located, also implement and administer certain portions of the CAA and have set standards that are more stringent than federal standards. PGE manages its air emissions at its thermal generating plants by the use of low sulfur fuel, emissions and combustion controls and monitoring, and sulfur dioxide allowances awarded pursuant to the CAA.

In May 2023, the EPA proposed a successor rule to the prior GHG federal rules, including CAA emissions limits and guidelines for carbon dioxide emissions from fossil-fuel fired power plants based on cost-effective and available control technologies. On April 25, 2024, the EPA released final regulations pertaining to electric generation facilities. On April 8, 2025, the President issued a proclamation, Regulatory Relief for Certain Stationary Sources to Promote American Energy, granting a two-year compliance exemption pursuant to CAA Section 112(i)(4) for the EPA’s MATS rule. The EPA subsequently notified companies whether their sources had been granted the exemption. Colstrip was granted an exemption until July 8, 2029. Environmental groups have filed court challenges to the MATS exemptions.

On June 11, 2025, to advance the goals of the President’s Unleashing American Energy executive order, the EPA proposed to repeal the 2024 GHG emissions standards for fossil fuel-fired power plants promulgated under Section 111 of CAA. The EPA also proposed to repeal specific amendments to the updated MATS, that were promulgated in 2024, including the revised filterable particulate matter emissions standard. Additionally, on June 30, 2025, the EPA proposed to update the 2024 ELG Rule to extend compliance deadlines and explore flexibilities to promote reliable and affordable power generation. On February 12, 2026, the EPA revoked the 2009 endangerment finding, thus removing the EPA’s authority to regulate GHGs. For further information on the final regulations, see “EPA Regulations for Electric Generating Facilities” in the Laws and Regulations section of the Overview in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PGE continues to evaluate the final rules to assess the impact they may have on the Company’s continuing investment in Colstrip and on the Company’s operation of its existing natural gas fleet. Any impacts could be material. Compliance with the 2024 rules could require material upgrades at Colstrip with proposed compliance dates that may not be achievable or require the use of unproven technology, resulting in significant impacts to costs of Colstrip. If upheld, or not modified by the EPA, the 2024 MATS and GHG Rules would require compliance as early as 2027 and 2032, respectively.

In addition to the EPA’s proposed rulemakings, several legal challenges have been filed regarding these rules. In challenges to all three rules, at the EPA’s request, the courts have granted stays to allow new EPA leadership to reevaluate the rule. These challenges, or attempts by the federal government to withdraw or modify the regulations, if successful, could affect the applicability to PGE and Colstrip, specifically. Given the uncertainty surrounding applicability of these laws and regulations, PGE cannot reasonably estimate the impact to its results of operations, financial position, and cash flows, however, if the MATS Rule and GHG Rule are ultimately enforced, it would likely result in additional material compliance costs. To the extent these regulations result in increased compliance costs, the Company expects to seek recovery of those costs in customer prices.

HB 2021—In 2021, the Oregon Legislature passed HB 2021, which, among other things, requires retail electricity providers to reduce GHG emissions associated with serving Oregon retail electricity consumers 80% by 2030, 90% by 2035, and 100% by 2040, compared to their baseline emissions levels. The baseline emission level is calculated for each provider by using average annual emissions associated with power generated and purchased for retail load for the years 2010 through 2012. For additional information, see “HB 2021” in the Laws and Regulations section of the Overview section of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Any laws that would impose taxes or mandatory reductions in GHG emissions may have a material impact on PGE’s operations, as the Company utilizes fossil fuels in its own power generation and other companies use such fuels to generate power that PGE purchases in the wholesale market. If incremental costs were incurred as a result of changes in the regulations regarding GHG emissions, the Company expects to seek recovery in customer prices.

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

Water Quality

Under the federal Clean Water Act (CWA), entities that require any federal license or permit to conduct an activity that may result in a discharge to Waters of the United States (WOTUS) must first receive a water quality certification or permit from the state in which the activity will occur, or obtain an appropriate waiver. In Oregon, Montana, and Washington, the environmental regulatory agencies of each state are responsible for reviewing proposed projects under such requirements to ensure that federally approved activities will meet water quality standards and policies established by the respective state. The definition of WOTUS is undergoing significant changes to narrow federal jurisdiction under the CWA following the 2023 Sackett v. EPA Supreme Court decision. In November 2025, the EPA and U.S Army Corps of Engineers proposed a new rule to redefine WOTUS, limiting protection under the CWA to “relatively permanent” waters and wetlands with “continuous surface connection.” PGE is monitoring these rulemaking proceedings. PGE works continually with state agencies to obtain permits or certificates of compliance needed for its hydroelectric operations under the FERC licenses and continues to monitor and update equipment to meet federal and state standards. State standards and jurisdiction related to Waters of the State remain largely unchanged.

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

An investigation by the EPA that began in 1997 of a segment of the Willamette River in Oregon known as Portland Harbor revealed significant contamination of river sediments and prompted the EPA to designate Portland Harbor as a Superfund site. The EPA listed PGE among the more than one hundred Potentially Responsible Parties (PRPs) in this matter, as PGE historically owned or operated property near the river. For additional information regarding the EPA action on Portland Harbor, see Note 19, Contingencies, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

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

Employees and Collective Bargaining Agreements—PGE had 2,877 employees in its workforce as of December 31, 2025, with 666 employees covered under one of two separate agreements with Local Union No. 125 of the International Brotherhood of Electrical Workers (IBEW). One agreement, which expires February 2028, covers 602 employees, and the other, which expires August 2027, covers 64 employees. The partnership with IBEW is key to a holistic labor relations approach. In addition, PGE utilizes independent contractors and temporary personnel to supplement its workforce.

Competitive Pay and Benefits—PGE offers a wide range of market-competitive benefits, including comprehensive health and welfare benefits and a 401(k) retirement plan, designed to support the physical, mental, and financial well-being of its employees.

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

Health and Safety—Management has established an Executive Safety Committee that has oversight of the Company’s efforts to create a safe workplace. This committee partners closely with International Brotherhood of Electrical Workers Local No. 125 and has active bargaining unit employees in attendance to voice concerns and suggestions and work with PGE management on solutions for continual improvement of the Company’s safety programs and culture. In addition, PGE provides various safety resources to its employees, such as safety manuals, trainings, and incident reporting tools that are all designed to incorporate safe practices into all daily activities and promote in all employees a sense of personal commitment, responsibility, and obligation regarding safety. PGE also has an Industrial Injury Prevention Specialist (IIPS) and accompanying 24/7 nurse line/injury care program, which focuses on building a culture of total worker health for field employees, providing coaching on ergonomics, muscle care, and acute/chronic injury prevention. The IIPS is also a mid-level medical service provider for employees, providing early intervention and first aid care for employees, focusing on timely and appropriate care for employees. PGE offers a variety of competitive wellness benefits to support physical, mental, social, emotional, and financial well-being. Programs include a digital wellness platform, an Employee Assistance Program that provides free and confidential wellness counseling to all employees and their families, financial education, on-site fitness facilities, volunteer opportunities, company-match on charitable contributions, and tuition reimbursement.

Information about Executive Officers

The following are PGE’s current executive officers:

Name	Age	Current Position and Past Five Years Experience	Year Appointed Officer

Larry N. Bekkedahl	64	Senior Vice President, Strategy and Advanced Energy Delivery (December 2023 to present), Senior Vice President, Advanced Energy Delivery (July 2021 to December 2023), Vice President, Grid Architecture, Integration and Systems Operations (January 2019 to July 2021).	2014
M. Angelica Espinosa	48	Senior Vice President, Chief Legal, Corporate Affairs and Compliance Officer (February 2026 to present), Senior Vice President, Chief Legal and Compliance Officer (June 2023 to February 2026), Vice President, General Counsel (March 2022 to June 2023), Deputy General Counsel and Corporate Secretary (June 2021 to March 2022), Chief Risk Officer and Vice President of Safety and Compliance at Southern California Gas Company (January 2019 to June 2021).	2022
Benjamin F. Felton	55	Executive Vice President, Chief Operating Officer (April 2023 to present), Senior Vice President, Energy Supply at DTE Energy (July 2019 to March 2023).	2023
Juan D. Gallegos	45	Vice President, People and Culture and Chief Human Resources Officer (April 2025 to present), Vice President of Human Resources & Administration at Clearway Energy (January 2024 to April 2025), Vice President of People Experience & HR Technology at Cornerstone Building Brands (September 2022 to December 2023), Chief Talent Strategist North American Customer Fulfillment at Amazon (March 2020 to August 2022).	2025
John T. Kochavatr	52	Vice President, Digital Solutions and Chief Information Officer (July 2024 to present) Vice President, Customer & Digital Solutions and Chief Information Officer (May 2022 to July 2024), Vice President, Information Technology and Chief Information Officer (February 2018 to May 2022).	2018
John C. McFarland	45	Senior Vice President, Commercial and Customer (February 2026 to present),Vice President, Chief Commercial and Customer Officer, (July 2024 to February 2026) Chief Executive Officer at FirstElement Fuel, Inc (May 2022 to June 2024), Vice President and Chief Customer Officer at Portland General Electric Company (April 2019 to May 2022)	2024
Maria M. Pope	60	President (October 2017 to present) and Chief Executive Officer (January 2018 to present).	2009
Joseph R. Trpik	56	Senior Vice President, Finance and Chief Financial Officer (June 2023 to present), Senior Vice President, Chief Accounting Officer at Exelon (May 2022 to June 2023), Senior Vice President, Chief Financial Officer and Treasurer at ComEd (November 2021 to May 2022), Senior Vice President, Chief Financial Officer at Exelon Utilities (June 2018 to November 2021).	2023
Martin K. Wyspianski	49	Vice President, Power Markets & Grid Operations (April 2025 to present), Vice President, Electric Engineering, Electric Asset Management at Pacific Gas and Electric Company (July 2022 to April	2025

2025), Senior Director, Electric and Gas Acquisition at Pacific Gas and Electric Company (October 2020 to August 2022).

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

Changes in the global and local climate could result in more intense, frequent, and extreme weather events such as ice and snowstorms, high wind, flooding, changes in regional rainfall and snowpack levels, high heat events, drought conditions, declining tree health, and increased risk of wildfires. These events may disrupt energy delivery, cause power outages, or impair the use of, and damage, the Company’s facilities and transmission and distribution system. Such events could result in a reduction in revenue and an increase in additional costs to restore service, repair facilities, purchase power and fuel to serve PGE load requirements, and procure insurance related to such impacts. The increase in additional costs could also have an adverse effect on cash flow and liquidity. In response to more intense, frequent, and severe weather events and increasing peak loads, PGE may need to make additional investments in generation, transmission, distribution, and energy storage assets to enhance reliability and resiliency. Weather-related events could also cause system constraints or disrupt transmission flows, resulting in decreased reliability for customers. Severe weather may also require increased PGE personnel availability, which could result in increased operating expenses as well as increased safety risk. In certain instances, PGE relies on mutual aid support to assist in the recovery from severe weather. Lack of availability of mutual aid support could result in increased time to restore services to customers as well as increased costs and decreased customer satisfaction.

Facilities may be exposed to wildfires or cause wildfires, which could disrupt services, hinder the Company’s ability to execute its strategic plan, subject the Company to liability and litigation, adversely affect PGE’s access to capital and increase costs.

Wildfires of greater size and prevalence, such as those of a magnitude seen in the West Coast in recent years, could negatively affect public safety, the resilience of the electric grid, customers’ demand for power and PGE’s ability and cost to procure adequate power and fuel supplies to provide reliable service to its customers, PGE’s ability to access the wholesale energy market, PGE’s ability to operate its generating facilities and transmission and distribution systems, PGE’s costs to maintain, repair, and replace such facilities and systems, and PGE’s ability to recover these additional costs. While PGE has wildfire mitigation programs in place, PGE may not be able to effectively implement its wildfire mitigation initiatives or wildfire mitigation initiatives may not be successful or effective in preventing or reducing wildfire-related losses. PGE may be unable to effectively implement a PSPS and de-energize its system in the event of heightened wildfire risk, or the PSPS may not be able to prevent a wildfire, which could lead to potential liability if energized systems are determined to be the cause of wildfires that result in harm.

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

Capital investment and operating expenses related to this risk may not be recoverable through customer prices or insurance proceeds. PGE’s insurance coverage may not fully cover all the hazards and liabilities to which PGE is subject. Certain liabilities resulting from wildfires and other risks, may be excluded from PGE’s insurance coverage. Insurance costs in the utility industry continue to rise, and the Company may be unable to obtain insurance on acceptable terms or at all. Rising insurance costs and any losses for which PGE is not adequately insured against could have a material, adverse effect on our results of operations and financial position.

Cybersecurity attacks, data security breaches, physical attacks and security breaches, acts of terrorism, or other similar events could disrupt PGE’s operations, require significant expenditures, or result in claims against the Company.

In the normal course of business, PGE collects, processes, and retains sensitive and confidential customer and employee information, as well as proprietary business information, and operates systems that directly impact the availability and transmission of electric power in its service territory. PGE owns and operates generation, transmission, distribution, and other facilities that depend on information technology systems. The Company is exposed to, and may be adversely affected by, interruptions to its computer and information technology systems and sophisticated cyber-attacks. As with most companies, PGE has experienced attempts to breach the Company’s systems, customer accounts and other similar incidents. A cyber-attack may cause large-scale disruption to the U.S. bulk power system or PGE operations and could target the Company’s computer systems, software, or networks to achieve such disruption. Generation, transmission, and distribution facilities, in general, have been identified as potential targets of physical or cyber-attacks. Employees could also be potential targets of both physical or cyber attacks. In addition, physical attacks on transmission and distribution facilities have occurred in the United States. Despite the security measures in place, the Company’s systems and assets, and those of third-party service providers, could be vulnerable to cybersecurity attacks, data security breaches, physical attacks and security breaches, acts of terrorism, civil unrest or other similar events that could disrupt operations, cause damage to the Company’s generation, transmission, or distribution facilities, impact reliability of the transmission and distribution systems or information technology systems, inhibit the capability of equipment or systems to function as designed or expected, prevent service to customers or collection of revenues, or result in the release of sensitive or confidential customer, employee, or Company information. Such events could cause a shutdown of service, expose PGE to liability, or cause reputational damage. In addition, the Company may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. A breach of certain business systems could impact PGE’s ability to initiate, authorize, process, record, and report financial information. The cost of repairing damage to PGE’s facilities and infrastructure caused by acts of terrorism, and the loss of revenue if such events prevent PGE from providing utility service to its customers, could adversely impact its financial condition and results of operations. PGE maintains insurance coverage against some, but not all, potential losses resulting from these risks. However, insurance is limited in scope and subject to exceptions, and may not be adequate to protect the Company against liability in all cases. Insurers may dispute or be unable to perform their obligations to the Company, or may not be available at rates that are commercially reasonable. PGE continuously seeks to maintain a robust program of security and controls, but the impact of a physical or material information technology event could have a material adverse effect on the Company’s competitive position, reputation, results of operations, financial condition and cash flows.

Natural or human-caused disasters and other risks could damage the Company’s facilities and disrupt delivery of electricity resulting in significant property loss, repair costs, and reduced customer satisfaction.

PGE has exposure to natural and human-caused disasters and other risks, including, but not limited to, a pandemic, earthquake, accidents, equipment failure, acts of terrorism, civil unrest, acts of vandalism, computer system outages, and other events. Such events, which may be amplified by the fact that PGE’s business activities are concentrated in one region, could disrupt PGE operations, damage PGE facilities and systems, interrupt the delivery of electricity, increase repair and service restoration expenses, reduce revenues, cause the release of harmful materials, cause fires or flooding, and subject the Company to liability. Such events, if repeated or prolonged, can also affect customer satisfaction and the level of regulatory oversight.

Electric utility operations may pose risk to workers, the public, and property, and may have adverse impacts on the environment.

The operation of electric generation, transmission, battery storage, and distribution infrastructure involves inherent risks, including, but not limited to, breakdown or failure of equipment, motor vehicle accidents, fires involving the utility’s equipment, dam failure at company-owned hydroelectric facilities, public and worker safety, human contact with energized equipment, and operator error. A portion of the Company’s operations relies on Company- or third party-owned natural gas transmission and distribution infrastructure and involves inherent risks, such as leaks, explosions, mechanical problems, and worker and public safety.

These risks could cause significant harm to workers and the public including loss of human life, significant damage to property, adverse impacts on the environment, and impairment of PGE’s operations, all of which could result in financial losses that would have a material adverse effect on the Company’s results of operations and financial condition and reputational harm. PGE is also required to comply with new and changing regulatory standards involving safety compliance. The cost to comply with such requirements could be significant, and failure to meet these regulatory standards could result in substantial fines.

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

Long-term increases in both the number of customers and demand for energy, as well as the natural aging of existing infrastructure, will require continued expansion and upgrade of PGE’s generation, transmission, and distribution systems. Construction of new facilities and modifications or replacements of existing facilities could be affected by factors such as unanticipated delays and cost increases, tariffs impacting the cost and availability of necessary equipment, supply chain disruption and cost inflation, community opposition, availability of a skilled workforce, increases in interest rates, failure of counterparties to perform under agreements, ability to build or secure transmission, and the failure to obtain, or delay in obtaining, necessary permits from state or federal agencies or tribal entities. Supply chain disruption could be exacerbated by government tariffs as well as inflation. Delays and cost increases could result in failure to complete the projects or the abandonment of capital projects, which could eliminate or impair PGE’s ability to recover related costs in the rate determination process. In addition, failure to complete construction projects according to specifications could result in reduced plant efficiency, equipment failure, and plant performance that falls below expected levels, which could increase operating costs.

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

Failure of potential data center or other large load customers to materialize as expected, or materialize and then relocate to other service areas, could result in an inability to recover the costs of certain capital investments or failure to achieve PGE’s strategic goals.

PGE’s business is impacted by uncertainties associated with increased energy demand or significant accelerated growth in demand due to new data centers or other large load businesses. The Company may enter into arrangements with these or other large load customers and potential customers that require PGE to invest capital and assume credit risk related to such developments and the related generation and transmission investments before PGE receives any potential return. Existing data center or other large load customers may move outside the Company’s service area due to pricing offered by PGE, which includes cost of compliance with state policies including cost allocation policies, regulatory constraints, ease of or ability to secure independent generation, and other factors. PGE may be unable to build the infrastructure needed to support large load customers, or such construction may be subject to financing, environmental, or other permitting hurdles. If new data centers or other large load customers do not materialize as forecasted, or if existing data center or other large load customers leave the Company’s service area, PGE may not be able to realize its strategic goals and the Company may be left with stranded costs and other effects that could have material adverse impacts on its financial condition, results of operations, and cash flows.

RISKS RELATED TO THE PENDING ASSET PURCHASE ACQUISITION

Failure to complete the Asset Purchase Acquisition (the “Acquisition”) could negatively impact the Company’s results of operations, financial condition, and the market value of its common stock and debt securities.

The Acquisition is contingent on conditions, including receipt of regulatory approvals, that may not be satisfied, which would result in the failure to complete the Acquisition. If the Acquisition is not completed, or if the Company is unable to secure the external financing necessary for the Acquisition, the Company’s ongoing business could be materially adversely affected, and the Company will be subject to a variety of risks potentially impacting business or financial results, including the following:

•
the market price of the Company’s common stock could decline;
•
under certain circumstances, upon termination of the Agreement, the Company may be required to pay a termination fee of $35 million;
•
payment of costs incurred in connection with pursuing the Acquisition regardless of whether the Acquisition closes; and
•
the Company may experience negative reactions from customers, vendors, employees or other key stakeholders.

An adverse outcome in any litigation or other legal proceedings relating to the Agreement, or the transactions contemplated thereby, could have a material adverse impact on the businesses of PGE or their ability to consummate the transactions contemplated by the Agreement.

The Acquisition could be subject to litigation, shareholder demands, or other legal proceedings, including actions alleging that either party’s board of directors breached their respective duties to their shareholders by entering into the Agreement, by failing to obtain a greater value in the transaction for their shareholders or other equity holders or otherwise, or any other claims (contractual or otherwise) arising out of the Acquisition or the transactions related thereto. With respect to such proceedings, and any other litigation or other legal proceedings that are brought against PGE or their respective boards of directors, or subsidiaries in connection with the Agreement, or the transactions contemplated thereby, the respective parties to the proceeding intend to defend against any such claims made therein but may not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the parties’ ability to consummate the Acquisition in a timely manner, or at all, or their respective business, results of operation, or financial position, including through the possible diversion of either company’s resources or distraction of key personnel.

The Acquisition may not achieve its intended results, including anticipated synergies and cost savings.

Although the Company expects that the Acquisition will result in various benefits, including synergies, cost savings and other financial and operational benefits, there can be no assurance regarding when or the extent to which the Company will be able to realize these synergies, cost-savings or other benefits. Achieving the anticipated benefits, including synergies and cost savings, is subject to a number of uncertainties, including whether the Acquired Business can be operated in the manner PGE intends and whether costs to finance the Acquisition will be consistent with expectations. Costs associated with the transaction, including transition or integration costs, could exceed current estimates, negatively impacting the economics of the Acquisition or impacting the Company’s results of operations, financial condition or the market value of its common stock and debt securities. Events outside of the Company’s control, including but not limited to regulatory changes or developments, could also adversely affect the realization of the anticipated benefits from the Acquisition. In addition, anticipated costs to achieve the integration of the Business may differ significantly from current estimates. The integration may place an additional burden on management and internal resources, and the diversion of management’s attention during the integration process could have an adverse effect on PGE’s business, financial condition, and expected operating results.

As a result of the Acquisition, PGE will be subject to the regulatory oversight of Washington state, the scope and size of its business and operations are expected to change substantially, and PGE may not be able to successfully integrate or manage the Acquired Business.

The scope and size of the Company’s assets, operations and business will change following consummation of the Acquisition, and the Company will be subject to the regulatory oversight of Washington state. Under the Agreement for the Acquisition, PGE would acquire the Acquired Business currently servicing a service area comprising of approximately 140,000 customers in the Washington counties of Lewis, Yakima, Walla Walla, Columbia, Garfield and Benton, and operating following generation facilities, including related interconnection and other facilities: Chehalis combined cycle gas turbine in Lewis County, Goodnoe Hills Wind in Klickitat County and Marengo I and Marengo II Wind in Columbia County.

Prior to the Acquisition, PGE’s assets and operations were primarily concentrated in Oregon and subject to the regulatory oversight of the Public Utility Commission of Oregon (OPUC). The Acquired Business operates in Washington and is subject to the regulatory authority of the Washington Utilities and Transportation Commission (WUTC), among other regulatory agencies and stakeholders, which utilize different regulatory frameworks, rate-making procedures, and environmental mandates.

Management across different jurisdictions requires different strategies and expertise, particularly regarding compliance with Washington’s specific clean energy legislation and state-specific customer service requirements.

PGE may not be able to successfully integrate the Acquired Business into its existing operations, or manage these expanded assets effectively. Any such failure could have a material adverse effect on PGE’s business, financial conditions and results of operations.

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

The OPUC regulates the prices that PGE charges, which is a major factor in determining the Company’s operating income, financial position, liquidity, and credit ratings. As a general matter, PGE relies on customer prices to recover most of the costs incurred in connection with the operation of its business, including, among other things, costs related to capital projects (such as the construction of new facilities or the modification of existing facilities), the costs of compliance with legislative and regulatory requirements (including environmental laws), and the costs of damage from storms and other natural disasters, including the costs to implement wildfire mitigation plans. Prices paid by customers are impacted by commodity prices, costs and capital investments, particularly investments made to meet increased customer demand and meet the state’s clean energy goals. Regulators may deny recovery of costs considered imprudently incurred. Regulators have delayed recovery of prudently incurred costs due to affordability concerns. Although the OPUC is required to establish customer prices that are fair, just, and reasonable, it has significant discretion in the interpretation of this standard. The Company’s cost recovery proceedings may not authorize sufficient revenues, or the actual costs could exceed its authorized or forecasted costs. Customer dissatisfaction with prices and national and statewide affordability concerns may result in decreased or delayed recovery of prudently incurred costs. PGE attempts to manage its costs at levels consistent with OPUC-approved prices. However, if the Company is unable to do so, or if such cost management results in increased operational risk, the Company’s financial and operating results could be adversely affected.

PGE is subject to various legal and regulatory proceedings, the outcome of which is uncertain, and resolution unfavorable to PGE could adversely affect its results of operations, financial condition, or cash flows.

In the normal course of its business, PGE is subject to regulatory proceedings, lawsuits, claims, and other matters, which could result in adverse judgments, settlements, fines, penalties, injunctions, or other relief. Such matters include governmental policies, legislative action, and regulatory audits, investigations, and actions, including those of the FERC and OPUC with respect to allowed rates of return, financings, corporate structure, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs, operating expenses, deferrals, timely recovery of costs and capital investments, and current or prospective wholesale and retail competition. These matters are subject to many uncertainties and involve many different parties with sometimes conflicting interests, which can increase regulatory scrutiny. Therefore, management cannot predict with certainty the ultimate outcome of any proceeding. The final resolution of certain matters in which PGE is involved could result in disallowance of capital and operating expenses previously deferred, increased litigation, changes to established regulatory procedures or could require that the Company incur expenditures over an extended period and in a range of amounts that could have an adverse effect on its cash flows and results of operations. Similarly, the terms of resolution could require the Company to change its business practices and procedures, which could also have an adverse effect on its cash flows, financial position, or results of operations. New laws, changes in legal precedent, or novel interpretations of existing regulations could also result in adverse effects on cash flows and results of operations.

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

PGE is subject to various environmental laws, regulations, and other standards including federal, state, and local environmental statutes, rules and regulations relating to air quality, water quality and usage, soil quality, permitting, GHG emissions such as carbon dioxide, waste management, hazardous wastes, fish, avian and other wildlife mortality and habitat protection, historical artifact preservation, natural resources, health, and safety. Compliance with such laws and regulations could, among other things, prevent or delay the development of power generation and transmission and distribution facilities, restrict output of facilities, limit the use of fuels required for power generation, require additional pollution control equipment, require investment in non-emitting resources, force early retirement of assets, and otherwise increase costs and increase capital expenditures.

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

Compliance with any new or additional GHG emissions reduction and air quality requirements could require PGE to incur significant expenditures, including those related to carbon capture and sequestration technology, purchase of emission allowances and offsets, fuel switching, and the retirement or replacement of high-emitting generation facilities with non-emitting facilities. The cost to comply with potential GHG emissions reduction and air quality requirements is subject to significant uncertainties, including those related to: i) the timing of the implementation of emissions reduction rules; ii) required levels of emissions reductions; iii) requirements with respect to the allocation of emissions allowances; iv) the maturation, regulation, and commercialization of carbon capture, sequestration, and storage technology; and v) PGE’s compliance alternatives. Although the Company cannot currently estimate the effect of future laws and regulations on its results of operations, financial condition, or cash flows, the costs of compliance with such legislation or regulations could be material.

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

PGE participates in a federal grant program established for the modernization of energy infrastructure through the Infrastructure Investment and Jobs Act, and some PGE customers receive funds through the CHIPS and Science Act of 2022 to support the domestic production of semiconductors and various federal science agencies. Failure to continue these programs, or revocation of grants or funds allocated through these programs could impact the ability to continue to make certain infrastructure investments, or could result in the customers’ demand forecast being lower than anticipated, resulting in stranded assets.

ECONOMIC, FINANCIAL, AND MARKET RISKS

A change in forecasted customer demand for electricity may negatively impact PGE’s business.

PGE has experienced load growth in recent years, and projects a significant amount of growth in the future. Significant growth may result in PGE’s inability to generate or procure enough energy to meet customer demand. PGE's ability to invest in infrastructure necessary to support growth is dependent on regulatory approvals as is PGE's ability to allocate the costs of growth appropriately to customer classes. Unfavorable economic conditions in Oregon, such as, for example, increased inflation, may result in reduced demand for electricity and impair the financial stability of PGE’s customers. Such reductions in demand could adversely affect PGE’s results of operations and cash flows. Economic conditions and regulatory outcomes could also result in an increased level of uncollectible customer accounts. The Company’s business customers, vendors and service providers could experience cash flow problems and be unable to perform under existing or future contracts and could result in investment in assets to accommodate higher load that are no longer needed.

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

In addition, the terms of the Company’s debt instruments may limit the payment of dividends. Under the Indenture of Mortgage and Deed of Trust, dated July 1, 1945, as amended and supplemented to date, between PGE and Wells Fargo Bank, National Association, so long as any of the First Mortgage Bonds (FMBs) are outstanding, the Company may not pay or declare dividends (other than stock dividends) on common stock or purchase or retire for a consideration (other than in exchange for other shares of PGE’s capital stock or the proceeds from the sale of other shares of capital stock) any shares of capital stock of any class, if the aggregate amount distributed or expended after December 31, 1944 would exceed the aggregate amount of PGE’s net income, as adjusted, available for dividends on common stock accumulated after December 31, 1944. At December 31, 2025, $403 million of accumulated net income, as defined in the Indenture, was available for payment of dividends under this provision.

Adverse changes in PGE’s credit ratings could negatively affect its access to the capital markets and its cost of borrowed funds.

Credit rating agencies routinely evaluate the Company, and their ratings of long-term and short-term debt are based on a number of factors, including the perceived supportiveness of the regulatory environment affecting the utility operations, the Company's ability to recover costs through customer pricing, the Company's ability to effectively manage risks, the Company’s cash generating capability, level of indebtedness, overall financial strength, the status of certain capital projects, as well as factors beyond PGE’s control, such as tax reform, the state of the economy, and industry generally. A ratings downgrade could increase fees on PGE’s syndicated unsecured revolving credit facility, commercial paper program, and letter of credit facilities, increasing the cost of funding day-to-day working capital requirements, and could also result in higher interest rates on future long-term debt. A ratings downgrade could also restrict the Company’s access to the commercial paper market, a principal source of short-term financing, or result in higher interest costs.

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

PGE plans to enter into the EDAM at the CAISO to mitigate risks associated with price volatility. PGE may experience risks including technology, implementation delays, or failure to achieve the benefits forecasted.

The risk of volatility in power costs is partially mitigated through the AUT and the PCAM. Application of the PCAM requires that PGE absorb certain power cost increases before the Company is allowed to recover any amount from customers. Accordingly, the PCAM is expected to only partially mitigate the potentially adverse financial impacts of forced generating plant outages, reduced hydro and wind availability, interruptions in fuel supplies, and volatile wholesale energy prices. The Reliability Contingency Event (RCE) mechanism, which operates under the PCAM tariff, allows for cost sharing and deferral of certain costs for specific events, was introduced through the 2024 GRC. This mechanism expired at the end of 2025.

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

PGE meets its customers’ energy demand requirements based on capacity obtained from its generating facilities and third-party PPAs. The Company continuously evaluates how much capacity it will need to meet reasonably expected demands of customers and provide reasonable reserves. PGE is also required to file IRPs with the OPUC that detail the Company’s plan to meet the future energy and capacity needs of its customers through a least-cost, least-risk combination of energy generation and demand reduction, while also aggressively reducing GHG emissions from the power supply. If the capacity provided by the Company’s generating facilities and purchased power is not adequate to meet customers’ energy demands, or if customer demand increases beyond forecasts, PGE may be required to purchase more power from third parties, which may not come from non-emitting resources, invest in acquiring additional generating or battery storage facilities, or invest in extending the operating life of existing generating assets, which could increase GHG emissions. Any failure to obtain adequate capacity to meet customers’ energy demand requirements could increase its costs and negatively impact PGE’s customer satisfaction, all of which could have an adverse impact on PGE’s business and results of operations.

Advances in energy technology could make PGE’s business less competitive.

A basic premise of PGE’s business as a vertically integrated utility is the ability to produce electricity at competitive prices due to economies of scale. Furthermore, a key component of PGE’s growth is its ability to construct, own, and operate facilities. Many companies and organizations conduct research and development activities to seek improvements in alternative technologies and distributed generation. Advancements in and creation of new technologies could include fuel cells and micro turbines, wind turbines, photovoltaic solar cells, distributed generation, modular nuclear energy, hydrogen, ongoing customer energy efficiency, two-way grid enabling customer-owned generation, and advances in batteries or energy storage. It is possible that advances in such technologies, or other current technologies, will reduce the cost of alternative methods of electricity production or storage to a level that is equal to or below that of existing methods.

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

Investors, lenders, rating agencies, customers, regulators, state legislatures, employees, and other stakeholders often evaluate companies as corporate citizens based on their ESG programs and metrics. Based on PGE’s ESG profile, investors and lenders may elect to increase their required returns on capital offered to the Company, reallocate capital, or not commit capital as a result of their assessment of the Company’s ESG profile. Such actions by investors and lenders could increase PGE’s cost of, or access to, capital and financing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

PGE considers cybersecurity to be a top enterprise risk in PGE’s enterprise risk management program. The Company manages this risk through established security policies and governance, regular risk assessments, layered technical controls, access management, security awareness training, and resiliency exercises. As a utility with critical infrastructure, both cyber and physical security will continue to be an important consideration for the Company’s future strategy and operations. The Company maintains a cybersecurity program, overseen by a cross-functional executive committee, that uses a risk-based methodology to support the security of its systems. Additional information about cybersecurity risks and the potential impact to the Company can be found in Item 1A.—“Risk Factors.” As of the date of this filing, the Company has not experienced a material cybersecurity incident.

Risk Management

PGE uses the cybersecurity framework established by the National Institute of Standard and Technology, which provides a comprehensive, risk‑based approach to managing cybersecurity risk across the lifecycle for managing cybersecurity risk. PGE continuously reviews its cybersecurity practices and makes enhancements to address evolving threats, business changes, and regulatory expectations.

PGE maintains incident response processes designed to support the timely response, containment, investigation, remediation, and recovery from cybersecurity incidents. These processes are tested through periodic functional and tabletop exercises to enhance preparedness and resiliency. The Company also conducts regular reviews, audits, and independent assessments, including periodic penetration testing, to evaluate the effectiveness of its cybersecurity controls and to support continuous improvement.

PGE manages third‑party cybersecurity risk through due diligence prior to onboarding, ongoing risk monitoring, and periodic reassessment based on the criticality of the vendor relationship. Vendors that do not meet the Company’s security requirements may be subject to additional review or may not be engaged.

Governance

Cybersecurity governance is supported by multiple layers of management oversight and assurance. An enterprise-wide management group operates to evaluate the cybersecurity program’s effectiveness. The Company has an employee who functions as a Chief Security Officer, whose responsibilities include cybersecurity and who has a reporting relationship to senior management. This employee has had a twenty-five year career with the Federal Bureau of Investigation (FBI) prior to joining the Company. She served as the Confidential Advisor to the Director of the FBI, providing strategic advice across all threats allowing her to develop unique and key insights into the global cyber threat landscape, FBI cyber strategy, and cyber operations. Prior to joining the Company, she served as the Special Agent in Charge of the FBI Jacksonville Division where she led all FBI cyber investigations and operations for nation state and criminal actors.

PGE has a management-level committee, the Integrated Security Executive Committee (ISEC), which focuses specifically on cybersecurity and security-related risks. The ISEC meets quarterly and reviews risks, processes, and strategies related to cybersecurity. Members of the ISEC include; the Chief Information Officer; the Chief Financial Officer; the Vice President, Utility Operations; the Senior Vice President, Advanced Energy Delivery; the Vice President, People and Culture and Chief Human Resources Officer; the Chief Executive Officer; the Chief Legal and Compliance Officer; and other executives as needed. In addition, as a top enterprise risk, cybersecurity is also reviewed by the Company’s management-level Executive Risk Committee on an annual basis, or more frequently if circumstances warrant. This broader review allows the cybersecurity risk and mitigations to be aligned with other enterprise risks, including identifying areas of overlap. Members of the Executive Risk Committee include: the Chief Executive Officer; the Chief Legal and Compliance Officer; the Chief Financial Officer; the Chief Operating Officer; the Chief Information Officer; the Vice President, Chief Commercial and Customer Officer; the Senior Vice President of Strategy and Advanced Energy Delivery; the Vice President of Power Markets and Grid Operations; and the Senior Director, Treasurer.

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

Training and Awareness

All employees are required to complete annual physical security and cybersecurity awareness training. The Company conducts ongoing security awareness activities, including cybersecurity training, monthly and targeted phishing campaigns, to reinforce employee vigilance and promote secure behavior. Results from these activities are used to inform continuous improvement efforts.

PGE engages with third parties to monitor the PGE external attack surface and conducts ongoing penetration testing. These assessments support a continuous improvement. As a NERC registered entity, PGE is audited by WECC. The FERC will conduct an audit of cybersecurity controls at PGE hydro facilities in 2026.

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

Generating Facilities

The following are generating facilities owned by PGE as of December 31, 2025 (in MW):

Facility	Location	Capacity
Wholly-owned:
Natural Gas or Oil (1):
Beaver	Clatskanie, Oregon	516
Carty	Boardman, Oregon	426
Port Westward Unit 1	Clatskanie, Oregon	403
Coyote Springs	Boardman, Oregon	257
Port Westward Unit 2	Clatskanie, Oregon	225
Wind (2):
Biglow Canyon	Sherman County, Oregon	450
Tucannon River	Columbia County, Washington	267
Clearwater	Custer County, Montana	208
Wheatridge	Morrow County, Oregon	100
Hydro (3):
North Fork	Clackamas River	56
Faraday	Clackamas River	46
Oak Grove	Clackamas River	42
River Mill	Clackamas River	25
T.W. Sullivan	Willamette River	18
Jointly-owned (4):
Coal:
Colstrip (5)	Colstrip, Montana	296
Hydro (3):
Round Butte (6)	Deschutes River	187
Pelton (6)	Deschutes River	61
Capacity		3,583

(1)
Represents net capacity of generating unit as demonstrated by actual operating or test experience, net of electricity used in the operation of a given facility.
(2)
Represents nameplate ratings. A generator’s nameplate rating is its full-load capacity under normal operating conditions as defined by the manufacturer.
(3)
Represents most favorable operating conditions, which refers to the set of optimal circumstances under which a power plant or energy generation system can achieve its maximum output capacity efficiently and reliably.
(4)
Represents PGE’s ownership share.
(5)
PGE has a 20% ownership interest in the facility, which is operated by Talen Montana, LLC.
(6)
PGE has a 50.01% ownership interest in the Pelton/Round Butte hydroelectric project.

PGE’s hydroelectric projects are operated pursuant to FERC licenses issued under the FPA. The licenses for the hydroelectric projects on the three different rivers expire as follows: Clackamas River, 2055; Willamette River, 2035; and Deschutes River, 2055.

Energy Storage Facilities

The following are energy storage facilities owned by PGE as of December 31, 2025 (in MW):

Facility	Location	Capacity
Seaside BESS	Multnomah County, Oregon	200
Constable BESS	Washington County, Oregon	75
Coffee Creek BESS	Washington County, Oregon	17
Other BESS facilities	Various	9
Total Energy Storage Capacity		301

Transmission and Distribution

PGE owns or has contractual rights associated with transmission lines that deliver electricity from its generation facilities to its distribution system in its service territory and also to the Western Interconnection. As of December 31, 2025, the PGE-owned electric transmission system consisted of 1,744 circuit miles as follows: 287 circuit miles of 500 kV line; 414 circuit miles of 230 kV line; 577 miles of 115 kV line; and 466 miles of 57 kV line. The Company also has 29,251 circuit miles of distribution lines that deliver electricity to its customers. PGE also has an ownership interest in, and capacity on, the following:

•
14% of the 2,260 MW transmission facilities between the Colstrip switchyard and the Broadview switchyard, near Billings, Montana, and 16% of the 1,930 MW transmission facilities between the Broadview switchyard and the interconnection point with BPA’s transmission system near Townsend, Montana; and
•
20% of the Northwest AC Intertie, a 4,800 MW transmission facility between the John Day Substation, near the Columbia River in northern Oregon, and Malin, Oregon, near the California border. The Northwest AC Intertie is used primarily for the transmission of interstate purchases and sales of electricity among utilities, including PGE.

In addition, the Company has contractual rights to a total of 4,335 MW of BPA’s transmission systems, and 300 MW of Northwestern Energy’s transmission systems.

Non-utility Real Estate

PGE owns, through a wholly owned subsidiary, its corporate headquarters building located in Portland, Oregon. As of December 31, 2025, the non-utility property, plant, and equipment balance, net of accumulated depreciation was $76 million, recorded in Other noncurrent assets on the Company’s consolidated balance sheets in Item 8.— “Financial Statements and Supplementary Data.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PGE’s common stock is traded under the ticker symbol “POR” on the NYSE. As of February 10, 2026, there were 1,096 holders of record of PGE’s common stock.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The information in this report includes statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to expectations, beliefs, plans, assumptions and objectives concerning future results of operations, business prospects, loads, outcome of litigation and regulatory proceedings, capital expenditures, market conditions, events or performance, and other matters. Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “will,” “continue,” “should,” “based on,” “considers,” “could,” “expected,” “forecast,” “goals,” “needs,” “promises,” “subject to,” “strategic imperatives,” “targets,” or similar expressions are intended to identify such forward-looking statements.

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

In addition to any assumptions and other factors and matters referred to specifically in connection with forward-looking statements, risks, uncertainties and other important factors that could cause actual results or outcomes for PGE to differ materially from those discussed in such forward-looking statements include:

•
New or revised governmental policies, executive orders, legislative actions, and regulatory audits, investigations and actions, including those of the FERC, the OPUC, and the Internal Revenue Service with respect to allowed rates of return, financings, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs, operating expenses, deferrals, timely recovery of costs, and capital investments, energy trading activities, tax credits, and current or prospective wholesale and retail competition;

•
uncertainties associated with increased energy demand or significant accelerated growth in demand due to new data centers, including the concentration of data centers, and the ability to obtain regulatory approvals, environmental, and other permits to construct new facilities in a timely manner;
•
economic conditions that result in decreased demand for electricity, reduced revenue from sales of excess energy during periods of low wholesale market prices, impaired financial stability of vendors and service providers and elevated levels of uncollectible customer accounts;
•
increases to operating costs that could result from changes to trade tariffs, rising inflation and volatility in interest rates;
•
the impacts of changes in the tax code, including tax rates, minimum tax rates, adjustments made to deferred tax assets and liabilities, and changes impacting the availability of and ability to transfer tax credits;
•
risks and uncertainties related to current or future All-Source Request for Proposals (RFP) projects, including, but not limited to regulatory processes, transmission capabilities, system interconnections, inflationary impacts, supply chain constraints, supply cost increases (including application of trade tariffs), permitting and construction delays, available tax credits, counterparty credit risk, and legislative uncertainty;
•
changing customer expectations and choices that may reduce customer demand for PGE’s services may impact the Company’s ability to make and recover its investments through prices and earn its authorized return on equity, including the impact of growing distributed and renewable generation resources, changing customer demand for enhanced electric services, and an increasing risk that customers procure electricity from registered ESSs or the adoption of community choice aggregation;
•
the timing or outcome of legal and regulatory proceedings and issues including, but not limited to, the matters described in Regulatory Matters of the “Overview” in this Item 7. and Note 19, Contingencies in the Notes to Consolidated Financial Statements in Item 8.— “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K;
•
natural or human-caused disasters and other risks, including, but not limited to, earthquake, flood, ice, drought, extreme heat, lightning, wind, fire, accidents, equipment failure, acts of terrorism, computer system outages and other events that disrupt PGE operations, damage PGE facilities and systems, cause the release of harmful materials, cause fires, and subject the Company to liability;
•
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
•
ignitions caused by PGE assets or PGE’s ability to effectively implement a PSPS and de-energize its system in the event of heightened wildfire risk or implement effective system hardening programs, the inability of which could lead to potential liability if energized systems were involved in wildfires that cause harm, as well as the risk that damages from wildfires may not be recoverable through prices or insurance, resulting in impact to the financial condition or reputation of the Company;
•
impacts from legislative action limiting wildfire-related liability or providing a wildfire relief fund, such as negative effects on PGE’s credit rating, which could limit PGE’s ability to access capital on terms similar to past transactions or at all and could impact PGE’s liquidity, cash flows, and capital expenditure plans;
•
operational factors affecting PGE’s power generating and battery storage facilities, including forced outages, fires, unscheduled delays, environmental impacts, hydro and wind conditions, and disruption of fuel supply, any of which may cause the Company to incur repair costs or purchase replacement power at increased costs;

•
default or nonperformance on the part of any parties from whom PGE purchases fuel, capacity, or energy, that may cause the Company to incur costs to purchase replacement power and related renewable attributes at increased costs;
•
complications arising from PGE’s jointly-owned plant, including changes in ownership, change in regulatory requirements, adverse regulatory outcomes or legislative actions, or operational failures that result in legal or environmental liabilities or unanticipated costs related to replacement power, capital improvements, repair costs, or abandoned costs;
•
delays in the supply chain and increased supply costs, failure to complete capital projects on schedule or within budget, failure to obtain permits, inability to complete negotiations on contracts for capital projects, failure of counterparties to perform under agreements, or the abandonment of capital projects, any of which could result in the Company’s inability to recover project costs, or impact PGE’s competitive position, market share, or results of operations in a material way;
•
volatility in wholesale power and natural gas prices, including but not limited to volatility caused by macroeconomic and international issues, that could require PGE to post additional collateral or issue additional letters of credit pursuant to power and natural gas purchase agreements;
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
•
changes in, compliance with, and general uncertainty around environmental laws and policies, including those related to threatened and endangered species, fish, and wildlife;
•
the effects of climate change, whether global or local in nature, including unseasonable or extreme weather and other natural phenomena that may affect energy costs or consumption, increase the Company’s costs, cause damage to PGE facilities and system, or adversely affect its operations;
•
changes in residential, commercial, or industrial customer growth, or demographic patterns, including changes in load resulting in future transmission constraints, in PGE’s service territory;
•
the effectiveness of PGE’s risk management policies and procedures;
•
cybersecurity attacks, data security breaches, physical attacks and security breaches, or other malicious acts, internally or to third parties, that cause damage to the Company’s generation, transmission, or distribution facilities, impact information technology systems, inhibit the capability of equipment or systems to function as designed or expected, or result in the release of confidential customer, vendor, employee, or Company information;
•
reputational damage from negative publicity, protests, fines, penalties and other negative consequences resulting in regulatory or legal actions;
•
employee workforce factors, including potential strikes, work stoppages, transitions in senior management, the ability to recruit and retain key employees and other talent, and turnover due to macroeconomic trends such as voluntary resignation of large numbers of employees;

•
failure to achieve the Company’s GHG emission goals or being perceived to have either failed to act responsibly with respect to the environment or effectively respond to legislative requirements concerning GHG emission reductions, any of which could lead to adverse publicity and have adverse effects on the Company's operations and/or damage the Company's reputation;
•
the impact of widespread health developments, and responses to such developments (such as voluntary and mandatory quarantines, including government stay at home orders, as well as shut downs and other restrictions on travel, commercial, social, and other activities), which could materially and adversely affect, among other things, demand for electric services, customers’ ability to pay, supply chains, personnel, contract counterparties, liquidity, and financial markets;
•
changes in financial or regulatory accounting principles or policies imposed by governing bodies;
•
acts of war, terrorism, or civil disruption; and
•
uncertainties associated with the proposed Acquisition, including but not limited to, the expected closing of the proposed transaction and the timing thereof, the financing of the proposed transaction, strategies and plans, opportunities and anticipated future performance and capital structure, and expected accretion to earnings per share and free cash flow.

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

Company Strategy

PGE's corporate strategy places customers at the center of everything the Company does. PGE supports energizing lives, strengthening communities, and driving advancement in energy to promote social, economic, and environmental progress. With a focus on affordability, the Company continuously innovates, streamlines, and manages costs to deliver exceptional experiences for its customers. The Company is committed to delivering steady growth and returns to shareholders. The Company is building an increasingly smart, integrated, and interconnected grid that spans from residential customers to other utilities within the region.

PGE is focused on the following strategic imperatives:

•
Decarbonize Power—make progress toward customer-driven clean energy goals by continuing to add new renewable resources and products to the Company's energy mix;

•
Electrify the Economy—power the lives of approximately two million residents in its service territory by supporting the region’s economic growth industries and capturing the benefits of new technologies while serving approximately two-thirds of Oregon’s commercial and industrial activity; and
•
Advance Performance—build a safer and more reliable grid by accelerating cost-effective grid investments and modernizing transmission.

Pending Acquisition

On February 15, 2026, PGE, through a newly formed, wholly-owned subsidiary, entered into an agreement (the “Agreement”) with PacifiCorp, an indirect subsidiary of Berkshire Hathaway Energy Company, to acquire select Washington state generation, transmission, and electric utility operations for $1.9 billion. The Acquisition would enable PGE to extend its service to approximately 140,000 Washington customers.

Under the Agreement, if the Acquisition is completed, PGE will acquire three generation facilities: the Chehalis thermal plant (477 MW), the Goodnoe Hills wind facility (94 MW), and the Marengo I and II wind facilities (234 MW). The Acquisition would also include 4,500 miles of transmission and distribution lines, and local utility operations across approximately 2,700 square miles.

PGE intends to manage the Washington operations as a separate company through a newly created subsidiary regulated by the Washington Utilities and Transportation Commission. PGE intends to retain current Washington employees and honor existing labor agreements. PGE corporate functions are expected to provide shared support for both Washington and Oregon companies.

The Acquisition is designed with the goal that Washington and Oregon customers would not be impacted by costs associated with executing the acquisition and transaction financing. PGE expects the Acquisition and state and federal regulatory reviews to close in approximately twelve months following the submission of regulatory applications.

Central to this Acquisition is PGE’s plan to enter into a joint venture with Manulife Infrastructure Fund III, L.P. and its affiliates, including John Hancock Life Insurance Company (U.S.A.), which will collectively be a minority owner of the Washington utility business. PGE would remain majority owner and sole operator.

For a more information regarding PGE’s plans to fund its future capital requirements, including this proposed Acquisition, see “Liquidity” in the Liquidity and Capital Resources section of this Item 7. See Note 21, Subsequent Events, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data” for additional information on the pending acquisition.

Climate Change

State-mandated GHG emissions reduction targets—In 2021, the Oregon legislature passed HB 2021, establishing a 100% clean electricity by 2040 framework for PGE and other investor-owned utilities and ESSs in the State. A number of provisions in the bill align with PGE’s strategic direction, and highlight Oregon’s ambitious, economy-wide goals to combat climate change. The GHG emissions reduction targets applicable to these regulated entities are an 80% reduction in GHG emissions by 2030, 90% by 2035, and 100% by 2040 and every year thereafter. For more information regarding HB 2021 and the baseline to which the target reductions apply, see “HB 2021” in the “Laws and Regulations” section of this Overview.

Empowering customers and communities—PGE’s customers have a desire for purchasing clean energy, as over 221 thousand residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100% clean and renewable electricity by 2035 and 100% economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area have similar goals and continue to consider similar goals for the future.

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

As of December 31, 2025, the Green Future Impact Program has an approved capacity of 750 MW nameplate, of which 482 MW have been subscribed. Through this voluntary program, the Company seeks to support customers’ clean energy acceleration.

Severe weather—In recent years, PGE’s service territory has experienced unprecedented heat, historic ice and snowstorms, and wildfires. In December 2025, Portland, Oregon experienced the warmest December on record, averaging six degrees above normal temperatures for the region. In January 2024, the Company’s service territory encountered a severe winter weather event, including snow, ice, and high winds that caused catastrophic damage to physical assets and resulted in widespread customer power outages. For more information regarding the January 2024 severe winter weather event, see “Declared States of Emergency” within this Overview section. In August 2023 the region experienced a record-breaking heat wave with temperatures reaching all-time recorded highs for the month. This resulted in a peak load demand of 4,498 MW, exceeding the Company’s previous all-time peak load demand, and surpassing the prior summer peak load by nearly six percent. The increase and severity of weather events highlights the importance of combating the effects of climate change through decarbonizing the power supply and investing in a more reliable and resilient grid.

Investing in a Clean Energy Future

The Resource Planning Process—PGE’s resource planning process includes working with customers, stakeholders, and regulators to chart the course toward a clean, affordable, and reliable energy future. With the passage of HB 2021, PGE created a Clean Energy Plan (CEP), which articulates the Company’s strategy to make continued progress towards the 2030, 2035, and 2040 emission reduction targets through an equitable transition to a decarbonized grid. The CEP is based on, and was submitted to the OPUC in connection with, the Company’s 2023 Integrated Resource Plan (IRP) in March 2023, the first combined IRP and CEP. That filing projected PGE’s resource and capacity needs over the next 20 years and proposed an Action Plan to meet near-term needs, subject to HB 2021 emissions reduction requirements.

On June 18, 2025, PGE submitted a CEP/IRP Update to the OPUC. The CEP/IRP Update identified a new Preferred Portfolio as a result of the refreshed analysis. PGE did not propose any changes to the Action Plan that was acknowledged within the 2023 CEP/IRP, which supports the Company's progress toward emissions targets and Preferred Portfolio resource need procurement through the 2025 All-Source RFP. This approach represents the best combination of cost, risk, community benefit, and decarbonization.

To better distinguish resource needs, the CEP/IRP Update reports the capacity from hybrid solar and battery storage resources by individual technology. The capacity need is 3,500 to 4,500 MW of renewable energy and non-emitting capacity, inclusive of 2023 RFP projects, which remain under negotiation.

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

2023 All-Source RFP

After a robust and competitive bidding, repricing, and negotiating process as part of the 2023 RFP, PGE has entered into agreements to construct two solar and battery hybrid projects for a total of 615 MW:

•
Biglow Optimization—PGE entered into an agreement to construct a 125 MW solar facility and a 125 MW BESS in Sherman County, Oregon. PGE will own the resource with an investment of approximately $540 million, excluding AFUDC. The project has an estimated commercial operation date at the end of 2027.
•
Wheatridge Expansion—PGE and NextEra Energy, Inc. entered into agreements to construct a 240 MW solar facility and a 125 MW BESS facility, located in Morrow County, Oregon. PGE will own 110 MW of solar and 65 MW of BESS production capacity with an investment of approximately $490 million, excluding AFUDC. NextEra Energy, Inc. will operate the facility, own the remaining 130 MW of solar and 60 MW of BESS production capacity and sell their portion of the output to PGE under a 30-year PPA. The project has an estimated commercial operation date at the end of 2027.

These agreements represent the final procurement from the 2023 All-Source RFP. The 2023 RFP is a component of PGE’s multi-pronged procurement approach focused on customer affordability, system reliability, and decarbonization. Both the 2023 RFP reprice and the 2025 RFP disclosed below were designed to capture expiring tax credits to support customer affordability. Additional resources are anticipated to be procured through future acquisition processes, including, but not limited to, PPAs, including a bilateral all-call for PPAs, community-based renewable energy procurement, the ongoing 2025 RFP, and future RFPs.

Additional Procurement Activities

PGE has entered into the following agreements outside of the Company’s 2023 RFP and for each has requested the OPUC to grant a waiver to Oregon’s competitive bidding rules:

•
Meadowlark BESS—a 20-year storage capacity agreement for a 200 MW BESS located in Washington County, Oregon. This project will be owned by Copenhagen Infrastructure Partners, LLC and has an estimated commercial operation date at the end of 2027, pending OPUC approval of the requested waiver of the competitive bidding rules.
•
Nottingham BESS—a 20-year storage capacity agreement for a 200 MW BESS located in Washington County, Oregon. This project has an estimated commercial operation date in 2028, pending OPUC approval of the requested waiver of the competitive bidding rules.

2025 All-Source RFP

PGE filed notice with the OPUC in November 2024 that an RFP in 2025 was needed to procure resources to meet a forecasted 2029 capacity shortfall and to make continued progress toward decarbonization targets under HB 2021. These actions were consistent with the 2023 IRP Action Plan and CEP Update. PGE filed the draft 2025 All-Source RFP on April 17, 2025, and regulatory approval was granted on July 22, 2025. The Company issued the RFP to market on July 31, 2025, seeking bids for resources that can provide non-emitting dispatchable capacity and renewable generation.

After a robust and competitive bidding process performed in accordance with Oregon's competitive bidding rules, and with the active participation of, and oversight by, an OPUC-selected third-party independent evaluator, PGE plans to submit a request for acknowledgement of the final shortlist of bidders to the OPUC. The final shortlist is made up of both renewables and non-emitting capacity projects, as shown in the table below:

2025 RFP Final Shortlist
Project	Technology	Structure	MW	Company-owned MW
1	Battery	PPA	185
2	Battery	PPA	200
3	Wind	PPA	560
4	Solar	PPA	100
5	Wind	PPA	103
6	Solar, Battery	Hybrid	800	400
7	Wind, Battery, Solar	Hybrid	800	375
8	Solar, Battery	BTA	450	450
9	Solar, Battery	BTA	400	400
10	Battery	BTA	100	100
11	Battery	BTA	200	200
12	Solar, Battery	PPA	900

The proposals for renewable resources provide various combinations of wind, solar and battery storage options that include storage capacity and PPAs along with Company-owned resources via Build Transfer Agreements (BTA). The proposals for non-emitting dispatchable capacity resources provide battery storage options that include PPAs along with Company-owned resources via BTAs.

PGE is proceeding to commercial negotiations with projects on the final shortlist, prioritizing those that include renewable generation and that have a viable pathway to achieve commercial operations earlier in the 2028 - 2030 eligibility period. The ultimate outcome of the RFP process may involve the selection of multiple projects for both renewable and non-emitting dispatchable capacity resources, which PGE expects will be approximately 2,500 MWs in total.

PGE anticipates the OPUC to consider acknowledgement of the RFP final shortlist in May 2026. Additional details of the 2025 RFP (OPUC Docket UM 2371) are available on the OPUC website at www.oregon.gov/puc.

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

In May 2024, PGE signed a non-binding memorandum of understanding in the development of the North Plains Connector, an approximately 415-mile, high-voltage direct-current (HVDC) transmission line to be constructed with endpoints near Bismarck, North Dakota and Colstrip, Montana. The parties entered negotiations with the United States Department of Energy (U.S. DOE) to finalize the project objectives, terms, and conditions, including the Company’s participation, which is expected to involve a 20% ownership share of the approximately $3.2 billion total investment of the project. In August 2024, the project was awarded a $700 million grant from the U.S. DOE’s Grid Resilience and Innovation Partnerships program to further support its development and would reduce the overall total investment of the project. A portion of the GRIP funding is also allocated to assess upgrades to the Colstrip Transmission System. See “Federal Grants” in the Laws and Regulations section of this Overview for further discussion over the impacts of Federal grants and effect of Presidential executive orders.

The North Plains Connector would be the nation’s first HVDC transmission connection among three regional U.S. electric energy markets, providing additional flexibility and the sharing of resources across multiple time zones. PGE's resource planning process indicates the need for transmission to provide additional transfer capacity, access to diverse energy resources, and enhanced wholesale markets, and ease congestion on the existing western transmission system. PGE continues to explore the North Plains Connector as a resource to meet those load-service needs.

The U.S. DOE selected the CTWS, with PGE as a subrecipient under the grant, for a $250 million grant to upgrade the existing 230 kV Bethel-Round Butte Transmission line to 500 kV. The project (Warm Springs Power Pathway) will accelerate the development of transmission capacity, enabling new generation in Central and Eastern Oregon to reach customer demand loads in Western Oregon. The added capacity and associated upgrades will also increase resiliency of the transmission system as well as resiliency of the CTWS communities by increasing resources available to the CTWS to support economic growth opportunities. See “Federal Grants” in the Laws and Regulations section of this Overview for further discussion over the impacts of Federal grants.

Building a resilient grid—To serve communities with clean energy, PGE’s grid of the future will need to be smart and adaptive. Highlights of PGE’s key investments and plans for building a resilient grid include:

•
Wildfire Mitigation—PGE has a Wildfire Mitigation Program under which an annual Wildfire Mitigation Plan is developed and submitted to the OPUC, as required by State law, to coordinate activities across the Company and with State-wide stakeholders. On December 31, 2025, PGE filed its 2026-2028 Wildfire Mitigation Plan, which forecasts $47 to $50 million annually in operations and maintenance costs and an additional $70 to $84 million annually in capital investments, for the 2026-2028 period, to continue system hardening efforts, expand situational awareness capabilities, implement specific inspection and maintenance along with vegetation management, raise community and customer awareness, and take operational actions within high fire risk zones. PGE strives to improve regional safety by mitigating the risk that PGE’s electric utility infrastructure could cause a wildfire, while limiting the impacts of PSPS events and other mitigation activities on customers and increasing the resiliency of PGE assets to wildfire damage. During 2025, PGE invested $56 million in capital projects related to wildfire mitigation and resiliency and utility asset management.
•
Virtual Power Plant (VPP)—PGE’s VPP is comprised of Distributed Energy Resources and flexible loads that are managed through technology platforms to provide grid and power operations services. PGE’s customer offerings related to flexible load programs, rooftop solar, battery storage, and electric vehicle (EV) charging solutions support grid reliability and increase portfolio flexibility and resource diversity. When coordinated through the Company’s Distributed Energy Resources Management Systems, Distributed Energy Resource and flexible loads support cost-effective decarbonization, advance customer and community energy resiliency, promote customer engagement with the energy system, and unlock additional grid services that enhance PGE’s operation of a dynamic two-way system. As customer participation in PGE’s VPP grows, their actions provide increasing benefit and help avoid customer service interruptions and reduce exposure to scarcity pricing in energy markets.
•
Grid Enhancing Technologies (GETs)—Limited network upgrades or non-wires solutions are important strategies that offer incremental improvements and can unlock capacity on existing transmission paths in the region. GETs include advanced conductors and coatings, topological optimization, and dynamic line ratings. PGE is actively incorporating GETs across its system to further increase the performance of new and existing transmission assets. These efforts, when deployed across a number of areas and assets, have the potential to add incremental capacity to the grid at lower costs.
•
Distribution System Plan (DSP)—In 2021 and 2022, PGE filed its inaugural DSP in two parts, which were accepted by the OPUC in March 2022 and February 2023, respectively. The OPUC Staff finalized their review of modifications to the current DSP guidelines in the fourth quarter of 2024 and PGE filed its next DSP in December 2024, fully compliant with the updated requirement. The DSP outlines distribution system assets, describes how the Company plans for new load, including distributed resources such as EVs and rooftop solar installations, and presents the vision for modernizing the grid to enable accelerated decarbonization and customer participation in demonstrating continual progress towards PGE’s clean energy goals. For further information on recovery of costs related to the DSP, see “Distribution System Plan recovery mechanism” in the Regulatory Matters section of this Overview.

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

In October 2023, the OPUC accepted PGE’s second TE plan, which covers the 2023 to 2025 time period and considers current and planned activities, along with forecasted EV loads. To date, PGE has incurred $14 million in capital expenditures under the 2023-2025 TE plan.

On July 25, 2025, PGE filed with the OPUC its draft 2026-2028 TE plan, which represents a continuation of the approach and strategy found within PGE’s 2023-2025 TE plan.

On December 9, 2025, the OPUC accepted PGE's 2026-2028 TE plan. In the 2026-2028 period covered by the 2026-2028 TE Plan, capital expenditures are expected to be approximately $11 million.

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

Federal Grants—PGE continues to evaluate opportunities on behalf of customers to leverage state, federal and private foundation funding programs to offset the cost of projects. These projects target improvements in electrical system reliability and resiliency, wildfire situational awareness and mitigation, greater communications capabilities, advancements in customer usage analytics using artificial intelligence, renewable resources and advanced electrical grid support, hydro generation operations, and regional transmission capacity constraints.

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

PGE has been awarded five additional grants totaling approximately $252 million, either as a direct recipient or subrecipient. These grants remain in various stages of execution, with the largest being the Warm Springs Power Pathway. PGE continues to monitor these grants for potential modification or termination but has not received any formal notice of termination. To date, PGE has incurred only immaterial costs related to these grants. See “Transmission Upgrades” in the Investing in a Clean Energy Future section of this Overview for further discussion on the Warm Springs Power Pathway grant. The Company cannot predict the ultimate timing and success of securing funding from federal programs or predict the outcome of existing grants.

Inflation Reduction Act of 2022 (IRA)—The IRA was signed into law in August 2022 with a majority of the provisions effective for tax years beginning after December 31, 2022.

The United States Treasury and the Internal Revenue Service released extensive rules addressing credit transfer eligibility and application, including but not limited to, required registration, filing, and documentation for transferors and transferees to elect and claim a credit transfer. See the "Income Taxes" section of Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data” for information on OPUC approval and treatment of tax credit transfers.

PGE has entered into agreements to transfer 2023 through 2025 tax credits and transferred $179 million and $112 million, net of discounts, for cash proceeds in 2025 and 2024, respectively.

The One Big Beautiful Bill Act—The OBBB significantly amends or repeals several renewable-energy tax incentives originally enacted under the IRA. Projects placed in service during 2025 that met applicable tax credit qualification requirements received PTC or ITC benefits, which are reflected in the Company’s consolidated financial statements. The transferability of tax credits, as provided under the IRA, also remains in effect. Following the July 7, 2025 executive order that added uncertainty with respect to the specific actions necessary to demonstrate a project’s start of construction, on August 15, 2025, the Treasury Department issued a notice for establishing the beginning of construction for wind and solar projects. The notice requires large projects to satisfy a physical-work test after September 2, 2025, eliminates certain inventory-procurement safe harbors, and accelerates the placed in service deadline to December 31, 2027.

These changes, together with the repeal of the permanent ten percent ITC, as outlined in the OBBB, are expected to reduce or eliminate the availability of RECs on future projects. The Company cannot yet reasonably estimate the impact on PGE’s results of operations, financial position, and cash flows or on future capital expenditures, deferred tax assets, current and future All-Source RFPs, and customer prices.

See “The Resource Planning Process” in the Investing in a Clean Energy Future section of this Overview for information regarding the impact of the OBBB on the RFP process.

HB 2021—Among other things, HB 2021 requires retail electricity providers to reduce GHG emissions associated with serving Oregon retail electricity consumers to certain targets: 80% reduction by 2030; 90% by 2035; and 100% by 2040, compared to a baseline emission level. The baseline emission level is calculated for each provider by using average annual emissions associated with power generated and purchased for retail load for the years 2010 through 2012.

HB 2021 requires utilities to develop a CEP for meeting the reduction targets, concurrent with each IRP. In reviewing a CEP, the OPUC must ensure that utilities take actions as soon as practicable that facilitates rapid reduction of GHG emissions, demonstrate continual progress toward meeting the targets, and create a plan that is in the public interest. Further, the CEP must result in an affordable, reliable, and clean electric system. The law does not require particular GHG percentage reductions be attained until 2030. The law contains affordability and reliability related provisions that can slow or pause compliance with the GHG targets, if implicated. The OPUC has a current open docket, UM 2273, in which provisions regarding the cost cap are being investigated.

A separate law adopted in 2009 requires retail electricity providers to report annually to the Oregon Department of Environmental Quality (ODEQ) the GHG emissions associated with electricity used to serve retail customers. The OPUC must use the data reported to the ODEQ to determine whether the GHG targets have been met.

RPS standards and related laws—In 2016, Oregon Senate Bill (SB) 1547 increased the 2007 benchmarks for the percentage of electricity that must come from renewable sources by dates certain and required the elimination of coal as a fuel for generation of electricity used to serve Oregon utility customers on or before January 1, 2030, although an exception in the law may extend this date five years for the output of Colstrip.

The Company has a 20% ownership share in Colstrip and has fully depreciated it as of December 31, 2025. Any capital spending after 2025 is expected to be fully depreciated within the year of spending. The forecasted annual revenue requirement for Colstrip, including depreciation, is updated annually in a separate, supplemental tariff and power cost related items are recovered annually under the AUT. In order to meet PGE’s regulatory, legislative, and reliability requirements, the Company continues to evaluate its ongoing ownership in Colstrip. See Note 19, Contingencies in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data” for information regarding legal matters related to Colstrip.

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

Other provisions of SB 1547:

•
establish RPS thresholds of 27% by 2025, 35% by 2030, 45% by 2035, and 50% by 2040, for the percentage of electricity that must come from renewable sources;
•
limit the life of RECs generated from facilities that become operational after 2022 to five years, but continue unlimited lifespan for all existing RECs and allow for the generation of additional unlimited RECs for a period of five years for projects online before December 31, 2022; and
•
provide opportunity to pursue recovery of energy storage costs related to renewable energy in the Company’s RAC filings.

PGE believes it met the RPS threshold for 2025 and is on track to meet the threshold during 2026. The Company plans to submit its RPS report for 2025 by June 1, 2026. For a more comprehensive review of Environmental Matters, see “Environmental Matters” in Item 1.—Business.

HB 3179—In response to increasing utility bills and concerns about affordability, the Oregon Legislature in 2025 passed HB 3179. Under the provisions of the legislation, which will require a significant amount of rulemaking to implement, the OPUC shall balance the interests of the utility investor and the consumer by considering the cumulative economic impact of the proposed price or schedule of prices on the electric or natural gas company’s residential customers. Electric or natural gas companies are required to file a multiyear rate plan on a regular interval that is no less than three and no more than seven years long. The OPUC shall require each electric and natural gas company to, at least annually, file with the OPUC, and make publicly available, a report on any price adjustments that the electric or natural gas company expects within the next twelve months. Such report, the first of which would be due at the end of 2026 at the earliest, must identify all price adjustment requests that an electric or natural gas company has filed or reasonably knows or anticipates to file. Any increase in residential prices may not take effect from November 1 to March 31.

EPA Regulations for Electric Generating Facilities—In April, 2024, the United States Environmental Protection Agency (EPA) released final regulations pertaining to electric generation facilities. The regulations included:

•
GHG regulations for new natural gas-based turbines and existing coal-based units, pursuant to section 111 of the Clean Air Act (CAA);
•
Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category (the ELG Rule), which applies to wastewater discharges from coal-based generating units and establishes pollution control requirements, building upon the 2015 and 2020 ELG Rules; and
•
Updated Mercury and Air Toxics Standards (MATS), pursuant to section 112 of the CAA, which sets emissions limits for filterable particulate matter for coal-based generating units. The rule reduces those limits from the standards that were originally set in 2012.

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

On June 11, 2025, to advance the goals of the President’s Unleashing American Energy executive order, the EPA proposed to repeal the 2024 GHG emissions standards for fossil fuel-fired power plants promulgated under Section 111 of the CAA. The EPA also proposed to repeal specific amendments to the updated MATS, that were promulgated in 2024, including the revised filterable particulate matter emissions standard. Additionally, on June 30, 2025, the EPA proposed to update the 2024 ELG Rule to extend compliance deadlines and explore flexibilities to promote reliable and affordable power generation. On February 12, 2026, the EPA revoked the 2009 endangerment finding, thus removing the EPA’s authority to regulate GHGs.

PGE continues to evaluate each of these rules to assess the impact it may have on the Company’s continuing investment in Colstrip, which could be material. Compliance with the 2024 rules could require material upgrades at Colstrip with proposed compliance dates that may not be achievable or require the use of unproven technology, resulting in significant impacts to costs related to Colstrip. If upheld, or not modified by the EPA, the 2024 MATS and GHG Rules would require compliance as early as 2027 and 2032, respectively.

In addition to the EPA’s proposed rulemakings, several legal challenges have been filed regarding these rules. In challenges to all three rules, at the EPA’s request, the courts have granted stays to allow new EPA leadership to reevaluate the rule. These challenges, or attempts by the federal government to withdraw or modify the regulations, if successful, could affect the applicability to PGE and Colstrip, specifically. Given the uncertainty surrounding applicability of these laws and regulations, PGE cannot reasonably estimate the impact to its results of operations, financial position, and cash flows, however, if the MATS Rule and GHG Rule are ultimately enforced, it could require material additional compliance costs. To the extent these regulations result in increased compliance costs, the Company expects to seek recovery of those costs through the ratemaking process.

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

The application is one of many steps required to complete the reorganization, which needs OPUC approval under Oregon law as well as any necessary FERC approvals. Later in the process, PGE's Board of Directors will decide whether to submit the proposed reorganization to PGE shareholders for approval. Following completion of these steps and the receipt of all required approvals, each outstanding share of PGE common stock would automatically convert into a share of the new holding company (HoldCo) common stock on a one-for-one basis. PGE shareholders, immediately prior to consummation of the reorganization would own the same relative percentages of HoldCo following consummation of the reorganization. After the reorganization, PGE would be a wholly owned subsidiary of HoldCo, which would be an Oregon corporation.

As of the date of this filing, the OPUC proceeding remains in the evidentiary phase. Written testimony has been submitted, and the OPUC is continuing to compile additional filings and public input. No final order has been issued, and the proceeding remains active.

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

In January 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allows PGE to seek recovery of incremental storm expenses through the previously filed emergency deferral. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC under Docket UM 2190 for emergency restoration costs related to the January storm. As of December 31, 2025, PGE had deferred $48 million, including interest, as a regulatory asset for costs associated with repairing damage to transmission and distribution systems and restoring power to customers.

PGE believes that the deferral is probable of recovery and submitted a request for recovery early in the third quarter of 2025, with price changes to be effective over a two-year period beginning April 1, 2026. The OPUC has adopted a procedural schedule in Docket UE 458 for the regulatory review process that expects an order in March 2026. The OPUC has significant discretion in making the final determination of recovery based on its assessment of prudency and interpretation of the earnings test application, either of which could result in all, or a portion of, the deferral being disallowed. As of December 31, 2024, PGE's regulated return on equity, based on actual results, did not exceed the authorized rate of return as set by the OPUC, therefore, there has been no adjustment pursuant to the earnings test.

Any disallowance would be a charge to earnings, which could be material to the Company’s financial condition, results of operations, or cash flows. For further information, see “January 2024 storm and damage” in Note 7, Regulatory Assets and Liabilities, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

RCE—Under the RCE mechanism, originally authorized by the OPUC to be effective through 2025, PGE is allowed to pursue recovery of 80% of costs for RCEs above amounts forecasted in the Company’s AUT, without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. As of December 31, 2025, PGE’s deferred balance related to RCEs was $90 million, which includes $88 million related to RCEs in 2024 and $2 million in 2025. PGE filed the results of the 2024 PCAM with the OPUC on July 1, 2025, in Docket UE 457, which included a request for $86 million, before considering interest, in RCE costs incurred in 2024, initiating a regulatory review process. Included in the filing, the Company requested an extension of the RCE mechanism for one year, through 2026. The OPUC has adopted a procedural schedule for the regulatory review process that expects an order in March 2026. Any resulting refund or collection impacting customer prices is expected to be effective April 1, 2026. PGE believes the deferred amounts as of December 31, 2025 are probable of recovery. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Power costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2025 AUT included a final increase in power costs for 2025, and a corresponding increase in annual revenue requirement of $72 million from 2024 levels, which were reflected in customer prices effective January 1, 2025. The 2026 AUT contains a $39 million increase in NVPC and has been included in customer prices beginning January 1, 2026. For more information regarding the PCAM, see “Power operations” within this Overview section of Item 7.

Renewable recovery framework—As previously authorized by the OPUC, the RAC is a primary method available to recover costs associated with renewable resources and the inclusion of prudent costs of energy storage projects associated with renewables, under certain conditions. The RAC allows PGE to recover prudently incurred costs of renewable resources through filings made each year, outside of a General Rate Case (GRC). In 2023, the Company filed for Clearwater, which went into service in January 2024. PGE did not submit a request for recovery of any renewable resources under the RAC during 2024 or 2025.

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

Order 25-075 also adopted conditions to be applied to the AUT and clarification of the applicability of those conditions were subsequently provided by the OPUC in Order 25-223, which granted certain of PGE’s requests and denied others. PGE and NewSun Energy LLC, as an intervenor, both have Petitions for Judicial Review of Order 25-075 pending at the Oregon Court of Appeals. For the period of January 1, 2025 through December 31, 2025, PGE deferred an additional net $13 million regulatory liability, which remains subject to a future regulatory review, representing the deferred revenue requirement that the Company believes is probable of recovery, net of NVPC that is probable of refund to customers under the RAC for that period. The OPUC has significant discretion on overall prudence and in making the final determination of recovery or refund. Any cost disallowance or increased refunds would be recognized as a charge to earnings.

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

The Order calls for the following:

•
a rate base increase of $220 million, net of estimated ITC benefits of $125 million;
•
a 9.34% return on equity; and

•
an annual revenue requirement increase of $42 million, excluding impacts related to NVPC, compared to PGE’s filed request of $46 million at closing briefs.

The Order also resulted in a $6 million revenue requirement increase for the remainder of 2025, inclusive of NVPC customer benefits. Seaside’s NVPC is included in PGE’s AUT filings for 2026 (OPUC docket UE 452) and onward.

Other key items in the Order include the adoption of an earnings test for the twelve-month period ended October 31, 2026 at PGE’s authorized ROE, implemented via a deferral to track Seaside revenues and refund excess earnings, if applicable. The Company has contested the applicability of an earnings test and in addition has not accrued any refunds, as it currently does not forecast to over earn for the period covered by the test.

The Seaside revenue requirement was included in customer prices effective October 31, 2025.

Distribution System Plan recovery mechanism—On December 23, 2025, PGE and certain intervening parties submitted a stipulation to the OPUC reflecting an agreement that resolves all issues, with the exception of the application of an earnings test as proposed by intervening parties, in PGE's request for recovery in UE 459 related to the Company’s DSP Alternative Recovery Mechanism (ARM). The settlement and submitted stipulation were supported by an MOU entered into between PGE and key regulatory stakeholders. The MOU limited the scope of the ARM to specific capital investments included in the DSP docket (UM 2362) filed in December 2024, which enable network modernization, reliable customer service, and integration of clean energy and distributed energy resources.

Primary components of the stipulation include:

•
A rate base increase of $218 million;
•
9.34% ROE per the MOU reflecting PGE's latest rate case;
•
An annual revenue requirement increase of $57 million, compared to PGE's filed request of $72 million.

Of the $15 million of revenue requirement adjustments, approximately 87% are temporary in nature, allowing PGE to seek recovery of associated investments as applicable in its next GRC. These adjustments are driven primarily by non-distribution investments and are not attributable to specific assets. Per the previously noted MOU reached with stakeholders, the earliest possible rate effective date of PGE's next GRC would be May 1, 2027.

The terms of the stipulation remain subject to OPUC approval. The OPUC has adopted a procedural schedule for the regulatory review process in Docket UE 459 that anticipates an order in March 2026, with customer prices effective April 1, 2026. PGE cannot predict the ultimate outcome of the regulatory process.

Portland Harbor Environmental Remediation Account (PHERA) mechanism—The EPA has listed PGE as one of over one hundred Potentially Responsible Parties (PRPs) related to the remediation of the Portland Harbor Superfund site. As of December 31, 2025, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the method of allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision (ROD) issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. Stakeholders have raised concerns that EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording an estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the recovery mechanism allows the Company to defer and recover estimated liabilities and incurred legal and technical analysis expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, including, but not limited to, insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures were to be deemed imprudent by the OPUC or disallowed per the prescribed earnings test. PGE received settlement proceeds related to Portland Harbor Superfund insurance coverage settlement agreements during 2025, which were deferred into the PHERA mechanism. PGE is continuing insurance recovery activity with additional insurers. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 19, Contingencies in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

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

In June 2025, the Oregon Legislature passed HB 3546 relating to service to large data centers. HB 3546, which became effective in June 2025, directs the OPUC to provide a classification for retail customers deemed large energy use data center facilities. Any tariffs for the class must allocate costs to the class in a manner that is equal or proportional to the costs of serving the class, or directly assign the costs to large energy use data center facilities and avoid unwarranted shifting of costs to other classes. HB 3546 also directs the OPUC to require that electric companies serving data centers must enter into a contract for services with such customer under terms and conditions specified by the law. The OPUC has included HB 3546 alignment and establishment of a data center classification for retail customers within the scope of UM 2377 as well as other topics that may apply to all large load customers. The OPUC is expected to issue an Order in UM 2377 in the second quarter of 2026.

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

PGE participates in the western EIM, which enables, among other benefits, greater integration of renewable energy onto the grid by better balancing the variable output of renewable resources.

The Company signed an implementation agreement and filed tariff changes with the FERC to join the EDAM, which is expected to build on the success of the western EIM and help provide PGE and its customers additional access to affordable, reliable, and clean energy. In August 2025, the FERC approved PGE’s revisions to its Open Access Transmission Tariff for EDAM participation. In September 2025, the California Legislature approved Assembly Bill 825 (the Pathways Bill), authorizing the CAISO to transition market governance, including the EDAM, to an independent regional organization.

The EDAM, anticipated to begin operation in 2026, will allow market participants to submit bids for their forecasted energy demand and available generation resources a day ahead of expected use. The EDAM will then optimize transmission and resource use across all market participants, enabling access to the lowest cost resources to meet regional needs. The EDAM is expected to leverage PGE's existing technology and systems and utilize the Company’s transmission system to connect regional resources, such as hydropower and wind facilities in the Pacific Northwest and solar facilities in California and the desert Southwest, across a unified market platform.

As part of its ongoing commitment to reliably serving both retail and wholesale customers, PGE is evaluating alternatives to participation as a financially binding entity in the Western Power Pool’s resource adequacy program known as the Western Resource Adequacy Program (WRAP). While PGE continues to support the regional planning and analytical framework established by the WRAP, the Company provided notice of withdrawal in October 2025. PGE is in collaboration with utilities committed to the EDAM and Oregon regulated load serving entities to develop and adopt a resource adequacy framework that enhances reliability, is aligned more closely with the EDAM design, and reflects the operational realities of a rapidly evolving electric grid across the western United States, with a target operational date of 2028.

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

Retail customer price changes and customer usage patterns, which can be affected by the economy, also have an effect on revenues. Wholesale power availability and price, hydro and wind generation, and fuel costs for thermal plants can also affect income from operations. PGE has taken measures to enhance the availability of supply chain-constrained items that are needed to serve new and existing customers, such as securing inventory of critical materials to improve reliability, reserving manufacturing capacity with strategic partners, and evaluating availability with established and new suppliers. The Company's materials and supplies forecasting process is designed to secure materials availability as well as help mitigate cost increases through long-term agreements, supplier engagement, and expanding the supply base. PGE is monitoring the fluid situation around tariffs and trade policies and continues to evaluate any potential impact to its operations and the need to implement applicable mitigation strategies.

Customers and demand—The following tables present total energy deliveries and the average number of retail customers by type for 2025 and 2024.

Energy deliveries (MWh in thousands)	2025	2024	% Change	% Change (Weather-Adjusted)
Retail:
Residential	7,596	7,732	(1.8)%	0.4%
Commercial	6,467	6,509	(0.6)	(0.2)
Industrial	5,905	5,032	17.3	17.4
Subtotal	19,968	19,273	3.6	4.6
Direct access:
Commercial	548	515	6.4	6.4
Industrial	2,014	1,909	5.5	5.5
Subtotal	2,562	2,424	5.7	5.7
Total retail energy deliveries	22,530	21,697	3.8	4.7
Wholesale energy deliveries	9,392	9,722	(3.4)
Total energy deliveries	31,922	31,419	1.6

Average number of retail customers	2025		2024		% Increase/ (Decrease)
Residential	840,457	88%	829,721	88%	1.3%
Commercial	114,277	12	113,518	12	0.7
Industrial	218	—	208	—	4.8
Direct access	703	—	497	—	41.4
Total	955,655	100%	943,944	100%	1.2

In 2025, retail energy deliveries increased 3.8% from 2024, with increases in demand from industrial customers outweighing the decreases seen in the residential and commercial classes. The industrial class has experienced an increase in energy deliveries, due primarily to continued growth in the high-tech and digital services sectors. Compared to the prior year, weather served to reduce deliveries, as temperatures were overall mild. Temperatures in the fourth quarter were mild, with December experiencing the warmest average temperature on record at the Portland International Airport.

Residential energy deliveries, which are most sensitive to fluctuations in temperatures, were 1.8% lower in 2025 than 2024, due to a 3% decrease in average usage per customer, which resulted largely from mild temperatures, and was partially offset by a 1.3% increase in the average number of customers. PGE has seen the number of rooftop solar installations increase in its service territory over the past few years, which continues to reduce the average usage per customer.

Commercial energy deliveries decreased 0.1% from the prior year driven by mild temperatures in 2025, impacts of programmatic energy efficiency and uncertainty in economic conditions that tempered commercial growth in 2024 and have continued into 2025.

Industrial energy deliveries increased 14.1% in 2025 due to continued strength in the digital service sector. Several large customers experienced continued growth in 2025 and new data center facilities came online.

Total heating degree-days, an indication of electricity use for heating, declined 3% in 2025 from 2024 in total, and were 11% below the 15-year moving average. In 2025, heating degree-days were lower in each quarter of the year, except for the first quarter, which was only slightly higher. The fourth quarter, which is normally a high heating demand period, in 2025, was even milder than 2024, which was among the warmest ever recorded to that point. Correspondingly, cooling degree-days, a similar indication of the extent to which customers were likely to have used electricity for cooling, exceeded the 15-year average by 9%, although were 8% below the 2024 total, which was 18% above average, illustrating that the two most recent summer seasons have continued to see warm temperatures when compared to historical averages.

The following table presents the number of heating and cooling degree-days in 2025 and 2024, along with the current 15-year averages, reflecting the influence that weather had on comparative energy deliveries.

	Heating Degree-Days			Cooling Degree-Days
	2025	2024	15-Year Average	2025	2024	15-Year Average
1st quarter	1,772	1,755	1,819	4	—	—
2nd quarter	464	547	606	102	108	109
3rd quarter	19	36	60	588	643	521
4th quarter	1,294	1,324	1,502	—	—	6
Total	3,549	3,662	3,987	694	751	636
Increase (decrease) from the 15-year average	(11)%	(8)%		9%	18%

Customers are measured and reported in terms of individual service points, with certain companies, which are classified among the commercial, industrial, or Direct Access categories, having multiple service points. ESSs supplied Direct Access customers with energy representing 11% of PGE’s total retail energy deliveries during both 2025 and 2024. The maximum retail load allowed to be supplied under the fixed three-year and minimum five-year opt-out programs represent 12% of the Company’s total retail energy deliveries for 2025. With the adoption of the New Large Load Direct Access program in 2020, as much as 16% of the Company’s 2025 energy deliveries could have been supplied by ESSs. The OPUC, under docket UM 2024, has undertaken an investigation of long-term Direct Access with program caps being one of the issues under consideration. This regulatory proceeding is expected to conclude in early 2026.

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

The following table provides information regarding the performance of the Company’s generation portfolio.

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total retail load
	2025	2024	2025	2024	2025	2024
Thermal:
Natural gas	87%	82%	102%	98%	37%	36%
Coal (3)	79	78	97	93	6	6
Wind (4)	89	92	96	101	9	10
Hydro	85	93	99	96	4	4

(1)
Plant availability represents the percentage of the year plants were available for operations, which is impacted by planned maintenance and forced, or unplanned, outages.
(2)
Projected levels of energy are included as part of PGE’s AUT. Such projections establish the power cost component of retail prices for the following calendar year. Any shortfall is generally replaced with power from higher cost sources, while any excess generally displaces power from higher cost sources.
(3)
Plant availability reflects Colstrip, which PGE does not operate.
(4)
Plant availability includes Wheatridge Renewable Energy Facility and Clearwater, which PGE does not operate.

Energy received from PGE-owned and jointly-owned thermal plants in 2025 compared to 2024 increased by 4%. This increase is primarily driven by economic dispatch decisions. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from all hydroelectric sources, both PGE-owned generation and purchased, increased 8% in 2025 compared to 2024 primarily due to more favorable hydro conditions in the current period. Energy purchased from mid-Columbia and other regional hydroelectric projects increased 10% while energy generated by the Company-owned facilities decreased 5% in 2025. Energy expected to be received from hydroelectric resources in 2025 was projected in the AUT based on a modified hydro study, which utilizes 10 years of historical stream flow data. For further detail on regional hydro results, see “Purchased power and fuel” in the Results of Operations section in this Item 7.

Energy received from PGE-owned wind resources and under contracts decreased 9% in 2025 compared to 2024. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

Under the PCAM, PGE may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC, which is reset annually by means of the AUT filings) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the Company’s PCAM as calculated for regulatory purposes for 2025 and 2024:

•
For 2025, actual NVPC was below baseline NVPC by $6 million, which was within the established deadband range. Accordingly, there is no estimated refund to customers under the PCAM for 2025. A final determination regarding the 2025 PCAM results will be made by the OPUC through a public filing and review in 2026.
•
For 2024, actual NVPC was below baseline NVPC by $78 million, which was outside the established deadband range. Pursuant to the PCAM and related earnings test, because PGE’s preliminary regulatory ROE was below 10.5%, there was no estimated refund to customers under the PCAM for 2024.

As approved by the OPUC in PGE’s 2024 GRC, the RCE mechanism allows PGE to pursue recovery of 80% of costs for RCEs above amounts forecasted in the Company’s AUT, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. For more on the RCE, see Note 7, Regulatory Assets and Liabilities in the Notes to Condensed Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Business transformation and optimization expenses—In 2025, PGE incurred $42 million incremental business transformation and optimization expenses, which include strategic advisory and workforce realignment expenses, focused on a multi-year cost management initiative to realize long-term benefits. For more information on the impact of these costs on annual results, see “Generation, transmission and distribution,” “Administrative and other,” “Depreciation and amortization,” and “Other income, net” in the Results of Operations section of this Overview. The Company expects to incur business transformation and optimization expenses related to these initiatives throughout 2026.

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

The results of operations are as follows for the years presented (dollars in millions):

	Years Ended December 31,		%
	2025	2024	Increase
	Amount	Amount	(Decrease)
Total revenues	$3,576	$3,440	4%
Operating expenses:
Purchased power and fuel	1,411	1,418	—
Generation, transmission and distribution	450	436	3
Administrative and other	392	403	(3)
Depreciation and amortization	578	496	17
Taxes other than income taxes	190	175	9
Total operating expenses	3,021	2,928	3
Income from operations	555	512	8
Interest expense, net *	232	211	10
Other income:
Allowance for equity funds used during construction	18	23	(22)
Miscellaneous income, net	18	26	(31)
Other income, net	36	49	(27)
Income before income taxes	359	350	3
Income tax expense	53	37	43
Net income	$306	$313	(2)%

* Includes an allowance for borrowed funds used during construction of $11 million in 2025 and $15 million in 2024.

2025 Compared to 2024

Net income for 2025 decreased $7 million from 2024. Retail revenues increased primarily due to price changes to cover anticipated higher NVPC and general cost increases, as authorized by the OPUC. Wholesale revenues have decreased, driven by a decline in the average price of wholesale deliveries, although lower sales volumes also contributed to the decline. Purchased power and fuel expense declined slightly, reflecting stable market conditions and lower commodity prices. Generation, transmission and distribution expenses were up slightly, while total Administrative and other expenses were reduced 3% from 2024. Increases in Depreciation and amortization expense, driven by higher depreciable asset balances, and Interest expense, net, due to higher long-term debt balances, were largely anticipated and somewhat offset in net income by increased revenues. Income tax expense was up due primarily to lower PTC benefits.

Total revenues consist of the following for the years presented (in millions):

	2025	2024	% Increase (Decrease)
Retail:
Residential	$1,486	$1,457	2%
Commercial	969	914	6
Industrial	536	435	23
Subtotal	2,991	2,806	7
Direct Access:
Commercial	16	10	60
Industrial	25	23	9
Subtotal	41	33	24
Subtotal Retail	3,032	2,839	7
Alternative revenue programs, net of amortization	21	(40)	(153)
Other accrued (deferred) revenues, net	17	16	6
Total retail revenues	3,070	2,815	9
Wholesale revenues	418	558	(25)
Other operating revenues	88	67	31
Total revenues	$3,576	$3,440	4%

Total retail revenues—The following items contributed to the increase in Total retail revenues for the year ended December 31, 2025 compared to the year ended December 31, 2024 (dollars in millions):

Year ended December 31, 2024	$2,815
Change in prices as a result of the AUT, approved by the OPUC (partially offset in Purchased power and fuel)	72
Retail energy deliveries driven by changes in customer demand	66
Change in average price of energy deliveries due primarily to changes in overall customer prices beyond the AUT, as approved by the OPUC	60
Clearwater RAC deferral (largely offset in Purchased power, Depreciation and amortization, and Income tax expense)	37
Wildfire mitigation, offset in operating expenses and amortization	23
Colstrip annual tariff update	16
Combination of various supplemental tariffs and adjustments	(19)
Year ended December 31, 2025	3,070
Change in Total retail revenues	$255

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

In 2025, a $140 million, or 25%, decrease from 2024 in wholesale revenues occurred as a $90 million decrease resulted from lower average prices received when the Company sold power into the wholesale market. The decline in average sales prices resulted in large part to market volatility around specific regional weather events in January 2024 and milder overall weather in 2025. In addition, sales volumes decreased 3%, which resulted in a $19 million decrease, and the Company sold $32 million fewer environmental credits in 2025 than in the prior year.

Other operating revenues increased $21 million, or 31%, in 2025 from 2024, with the largest contributors being an increase from imbalance transactions with ESS providers, which is offset in Purchased power and fuel expense, and additional joint pole revenues.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the change in Purchased power and fuel for the year ended December 31, 2025 compared to the year ended December 31, 2024 (dollars in millions):

Year ended December 31, 2024	$1,418
Average variable power cost per MWh	(109)
Total system load	27
2021 PCAM deferral amortization	(15)
RCE deferral activity, net	90
Year ended December 31, 2025	1,411
Change in Purchased power and fuel	$(7)

Average variable power cost per MWh (in dollars):
Year ended December 31, 2024	$49.08
Year ended December 31, 2025	$45.63

Total system load (MWh in thousands):
Year ended December 31, 2024	30,348
Year ended December 31, 2025	30,848

For the year ended December 31, 2025, the $109 million decrease related to the change in average variable power cost per MWh was primarily driven by an 11% decrease in the average cost for purchased power, offset by a 3% increase in the average cost for the Company’s own generation. The $27 million increase related to total system load was comprised of a 2% increase in energy obtained from purchased power, and a 1% increase in energy obtained from PGE’s own generation.

PGE’s sources of energy, total system load, and retail load requirement for the years presented are as follows:

	Years Ended December 31,
	2025		2024
Sources of energy (MWh in thousands):
Generation:
Thermal:
Natural gas	11,424	37%	10,939	36%
Coal	1,936	6	1,910	6
Total thermal	13,360	43	12,849	42
Hydro	1,205	4	1,267	4
Wind	2,711	9	2,922	10
Total generation	17,276	56	17,038	56
Purchased power:
Hydro	7,431	24	6,752	22
Wind	1,195	4	1,386	5
Solar	1,415	5	1,119	4
Natural Gas	885	3	94	—
Waste, Wood and Landfill Gas	107	—	170	1
Source not specified	2,539	8	3,789	12
Total purchased power	13,572	44	13,310	44
Total system load	30,848	100%	30,348	100%
Less: wholesale sales	(9,383)		(9,722)
Retail load requirement	21,465		20,626

Purchased power in the table above includes power received from QFs as follows:

	Years Ended December 31,
	2025	2024
Sources of energy (MWhs in thousands):
PURPA purchased power:
Hydro	29	31
Wind	29	29
Solar	605	580
Waste, Wood, Landfill Gas, and Other	107	117
Total	770	757

The following table presents the forecasted April-to-September 2026 and actual April-to-September 2025 and 2024 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2026 Forecast	2025 Actual	2024 Actual
Columbia River at The Dalles, Oregon	94%	77%	74%
Mid-Columbia River at Grand Coulee, Washington	101	78	74
Clackamas River at Estacada, Oregon	76	69	91
Deschutes River at Moody, Oregon	90	93	93

* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC, which consists of Purchased power and fuel expense net of Wholesale revenues, increased $133 million in 2025 compared with 2024. The increase attributable to changes in Purchased power and fuel expense was the result of a 7% decrease in the average variable power cost per MWh and a 2% increase in total system load. This was partially offset by an decrease in wholesale revenues driven by a 22% decrease in the volume of wholesale energy deliveries and a 3% lower average price per MWh sold.

The following items contributed to the increase in actual NVPC for the year ended December 31, 2025 compared to the year ended December 31, 2024 (in millions):

Year ended December 31, 2024	$860
Purchased power and fuel expense	(82)
Wholesale revenues	140
2021 PCAM deferral amortization	(15)
RCE deferral activity, net	90
Year ended December 31, 2025	993
Change in NVPC	$133

For further information regarding NVPC in relation to the PCAM, see “Power operations” in the Overview section of this Item 7.

Generation, transmission and distribution expense increased $14 million or 3% for the year ended December 31, 2025 compared to the year ended December 31, 2024, with the change attributed largely to the following items (in millions):

Year ended December 31, 2024	$436
Vegetation management, inspection, wildfire mitigation, and distribution maintenance expenses	5
Generation facility maintenance expenses driven by major maintenance activities and decreased run hours	(15)
Service restoration and storm response costs	9
Business transformation and optimization expenses	5
Energy storage	4
Miscellaneous expenses	6
Year ended December 31, 2025	450
Change in Generation, transmission and distribution	$14

In the table above, $(2) million related to vegetation management, $13 million related to wildfire mitigation, $9 million related to storm response costs and $5 million related to major maintenance have been offset through customer prices or specific regulatory mechanisms.

Administrative and other expense decreased $11 million, or 3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 due largely to the following items (in millions):

Year ended December 31, 2024	$403
Employee compensation and benefits expenses	(4)
Regulatory and professional service costs	2
Customer related costs	(18)
Business transformation and optimization expenses	32
Amortization of COVID-19 bad debt expense deferral	(13)
Miscellaneous expenses	(10)
Year ended December 31, 2025	392
Change in Administrative and other	$(11)

In the table above, $7 million of the decrease in customer related costs is due to regulatory programs that have been offset through customer prices or specific regulatory mechanisms.

Depreciation and amortization expense increased $82 million or 17% for the year ended December 31, 2025 compared to year ended December 31, 2024, with the change largely resulting from the following items (in millions):

Year ended December 31, 2024	$496
Capital additions	69
Business transformation and optimization expenses	1
Activity related to regulatory programs (offset elsewhere on the income statement)	1
Right of use asset amortization expenses	11
Year ended December 31, 2025	578
Change in Depreciation and amortization	$82

Taxes other than income taxes expense increased $15 million, or 9%, in 2025 compared with 2024, primarily due to higher franchise fees and property tax expenses slightly offset by lower payroll taxes.

Interest expense increased $21 million, or 10%, in 2025 compared with 2024 driven by higher average balances of outstanding debt.

Other income, net decreased $13 million, or 27%, in 2025 compared to 2024. The decrease was primarily attributable to lower AFUDC equity income driven by lower construction work-in progress balances and $4 million in business transformation and optimization expenses related to pension settlements.

Income tax expense increased $16 million, or 43%, in 2025 compared to 2024 primarily driven by decreased PTC benefits resulting from expiration of the 10-year PTC generation window at Tucannon near the end of 2024 and higher pre-tax income as compared to the prior year.

2024 Compared to 2023

For a comparison of the Company’s results of operations for the fiscal year ended December 31, 2024 to the year ended December 31, 2023, see Item 7.—” Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.

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

Capital Requirements

The following table presents actual capital expenditures and debt maturities for 2025 and projected capital expenditures and future debt maturities for 2026 through 2030 (in millions, excluding AFUDC):

	Years Ended December 31,
	2025	2026	2027	2028	2029	2030
Ongoing capital expenditures (1)	$642	$865	$895	$925	$925	$925
Transmission	174	215	390	420	515	525
Clearwater	7	—	—	—	—	—
BESS projects	320	—	—	—	—	—
Hybrid projects	—	575	455	—	—	—
Total capital expenditures (2)	$1,143	$1,655	$1,740	$1,345	$1,440	$1,450

Long-term debt maturities	$170	$—	$160	$100	$200	$325

(1)
Consists primarily of upgrades to, and replacement of, generation, transmission, and distribution infrastructure, as well as new customer connects. Includes accrued capital additions, preliminary engineering, removal costs, and certain intangible working capital assets.
(2)
Amounts subsequent to 2025 are estimates as of the date of this report and may be affected by economic conditions, including but not limited to, impacts of inflation, changes to the cost of materials and labor, and financing costs.

During 2025, PGE funded its capital expenditures through a combination of cash from operations in the amount of $1.1 billion, proceeds from the issuance of FMBs in the total amount of $310 million, and net proceeds from the issuance of shares pursuant to the at-the-market offering program of $250 million. Capital expenditures in 2026 are expected to be approximately $1.7 billion. PGE plans to fund the 2026 capital expenditures with cash from operations during 2026, which is expected to range from $1 billion to $1.2 billion, the issuance of debt securities of up to $350 million, the issuance of equity securities of up to $300 million, and the issuance of commercial paper, as needed. The actual timing and amount of any such issuances of debt, equity, and commercial paper will be dependent upon the timing and amount of capital expenditures and debt payments. For a discussion concerning PGE’s ability to fund its future capital requirements, see “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 7.

Liquidity

PGE’s access to short-term debt markets, including revolving credit from banks, helps provide necessary liquidity to support the Company’s current operating activities, including the purchase of power and fuel. Long-term capital requirements are driven largely by capital expenditures for generation, transmission, distribution, and energy storage facilities to support both new and existing customers, along with information technology systems and debt refinancing activities. PGE’s liquidity and capital requirements can also be significantly affected by other working capital needs, including margin deposit requirements related to wholesale market activities, which can vary depending upon the Company’s forward positions and the corresponding price curves.

The pending Acquisition to acquire PacifiCorp’s Washington state regulated utility business will require financing of $1.9 billion. The acquisition is supported by a fully committed bridge facility with Barclays Bank PLC and JPMorgan Chase Bank, N.A. for $1.9 billion. The Company expects to permanently finance the transaction through a balanced mix of debt, equity, and its minority investment partner, Manulife Infrastructure Fund III L.P. (“Manulife”) and its affiliates including John Hancock Life Insurance Company (USA). In connection with the financing plan, PGE expects equity commitments from Manulife to finance up to $600 million of the purchase. Assuming the closing of the transactions contemplated by the Agreement and the consummation of the financing transactions, Manulife will be the Company's joint venture partner in the business. PGE would remain majority owner and sole operator.

The Company believes its cash flow from operating activities, access to credit markets, and its credit facilities provide sufficient liquidity to support estimated future cash requirements, including the cash consideration necessary to close on the proposed Acquisition. For additional information on the proposed acquisition, see “Pending Acquisition” in the Overview section in this Item 7., and Note 21, Subsequent Events, in Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Years Ended December 31,
	2025	2024
Cash and cash equivalents, beginning of year	$12	$5
Net cash provided by (used in):
Operating activities	1,118	778
Investing activities	(1,196)	(1,297)
Financing activities	142	526
Net change in cash and cash equivalents	64	7
Cash and cash equivalents, end of year	$76	$12

2025 Compared to 2024

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for 2025 compared to 2024 (dollars in millions):

Increase/ (Decrease)
Net income	$(7)
Accounts receivable and unbilled revenue	50
Margin deposit activity	58
Accounts payable	(3)
Regulatory deferral activity	149
Depreciation and amortization	82
Deferred income taxes	14
Tax credit sales	67
Alternative revenue programs	(61)
Other miscellaneous changes	(9)
Net change in cash flow from operations	$340

For additional information regarding changes in Net income, see the Results of Operations section in this Item 7.

Cash provided by operations includes the recovery in customer prices of non-cash charges for depreciation and amortization. The Company estimates that total depreciation and amortization in 2026 will range from $560 million to $580 million. Combined with all other sources, cash provided by operations in 2026 is estimated to range from $1 billion to $1.2 billion.

Cash provided by operations includes the recovery in customer prices of cash charges related to various long-term contractual obligations such as interest on long-term debt and purchased power and fuel contracts. PGE’s anticipated employer contributions for its defined benefit pension plan and other postretirement plans is $26 million in 2026, $23 million in 2027, $20 million in 2028, $18 million in 2029, and $17 million in 2030. Contributions are expected to be covered by cash provided by operations. For additional information regarding contractual obligations, see Note 16, Commitments and Guarantees, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Cash Flows from Investing Activities—Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s generation, transmission, distribution, and energy storage facilities. The $101 million decrease in net cash used in investing activities in 2025 compared with 2024 is primarily due to capital expenditures related to BESS projects and other new construction and improvements to PGE’s distribution, transmission, and generation facilities.

The Company plans for $1.7 billion of capital expenditures in 2026 related to upgrades to and replacement of generation, transmission, and distribution infrastructure as well as costs related to hybrid projects. PGE plans to fund the 2026 capital expenditures with cash from operations during 2026, as discussed above, as well as with the issuance of debt, issuances of shares pursuant to the at-the-market offering program, and short-term debt as necessary. For additional information, see “Capital Requirements” and “Debt and Equity Financings” in the Liquidity and Capital Resources section of this Item 7.

Cash Flows from Financing Activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During 2025, cash provided by financing activities was primarily the result of the funding of $310 million in FMBs and $250 million in proceeds from the issuance of common stock pursuant to at-the-market offering programs. This was partially offset by payments of dividends in the amount of $225 million and $170 million of long-term debt.

2024 Compared to 2023

For a comparison of liquidity and capital resources and the Company’s cash flow activities for the fiscal year ended December 31, 2024 and 2023, see Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 14, 2025.

Credit Ratings and Debt Covenants

PGE’s secured and unsecured debt is rated investment grade by Moody’s and S&P, with current credit ratings and outlook as follows:

	Moody’s	S&P
Issuer credit rating	A3	BBB+
Senior secured debt	A1	A
Commercial paper	P-2	A-2
Outlook	Stable	Stable

In December 2025, Moody’s revised the Company’s outlook from Negative back to Stable as a result of the Company's improved metrics, which are expected to remain above the downgrade threshold.

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

As of December 31, 2025, PGE had posted $239 million of collateral with these counterparties, consisting of $116 million in cash and $123 million in bank letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of December 31, 2025, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $70 million and decreases to $54 million by December 31, 2026 and $3 million by December 31, 2027. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade as of December 31, 2025 is $168 million and decreases to $150 million by December 31, 2026 and $66 million by December 31, 2027.

On December 24, 2025, PGE executed an amendment to an existing enabling agreement with a counterparty that was holding $158 million of PGE collateral, consisting of $48 million in cash and $110 million in bank letters of credit. The amendment provided a cap of the amount required based on credit ratings. This resulted in the recall of $128 million of the posted collateral in January 2026, consisting of $48 million in cash and $80 million in bank letters of credit.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The Indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the bonds. PGE estimates that on December 31, 2025, under the most restrictive issuance test in the Indenture of Mortgage and Deed of Trust, the Company could have issued up to $785 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture of Mortgage and Deed of Trust under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s credit facilities contain customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt to total capital ratio). As of December 31, 2025, the Company’s debt to total capital ratio, as calculated under the credit agreements, was 53.0%.

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

Short-term Debt—Pursuant to an order issued by the FERC on January 12, 2026, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2028. The following table shows available liquidity as of December 31, 2025 (in millions):

	December 31, 2025
	Capacity	Outstanding	Available
Revolving credit facility (1)	$750	$—	$750
Letters of credit (2)	320	192	128
Total credit	$1,070	$192	878
Cash and cash equivalents			76
Total liquidity			$954

(1)
Scheduled to expire in September 2030, PGE has elected to limit its borrowings under the revolving credit facility to cover any potential need to repay outstanding commercial paper. As of December 31, 2025, PGE had no commercial paper outstanding, therefore, the elected available credit capacity is $750 million.
(2)
PGE has four letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

As of December 31, 2025, PGE had a $750 million unsecured revolving credit facility scheduled to expire in September 2030. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, three or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. The Company has elected to limit its borrowings under the revolving credit facility to cover any potential need to repay commercial paper that may be outstanding at the time. As of December 31, 2025, PGE had no commercial paper outstanding.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt in the consolidated balance sheets.

Under the revolving credit facility, as of December 31, 2025, PGE had no borrowings or commercial paper outstanding, and no letters of credit issued. As a result, as of December 31, 2025, the aggregate unused available credit capacity under the revolving credit facility was $750 million.

In addition, PGE has four letter of credit facilities under which the Company has total capacity of $320 million. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, which are considered off-balance sheet arrangements, letters of credit for a total of $192 million were outstanding as of December 31, 2025. PGE works to optimize its use of its letter of credit facility to manage energy trading margin.

Long-term Debt—During 2025, PGE issued and funded a total of $310 million of Long-term Debt and repaid a total of $170 million.

On March 25, 2025, PGE entered into a Bond Purchase Agreement related to the sale of $310 million in FMBs. The Bonds were issued and funded in full on March 25, 2025 and consist of:

•
a series, due in 2035, in the amount of $60 million that will bear interest from its issuance date at an annual rate of 5.36%;
•
a series, due in 2045, in the amount of $50 million that will bear interest from its issuance date at an annual rate of 5.72%; and
•
a series, due in 2055, in the amount of $200 million that will bear interest from its issuance date at an annual rate of 5.84%.

On November 14, 2024, PGE obtained a 366-day term loan from lenders in the aggregate principal of $300 million under a 366-Day Bridge Credit Agreement. Pursuant to the Agreement, on November 14, 2024, PGE drew a loan from the Lenders in the aggregate principal of $220 million. The term loan bore interest for the relevant interest period at the Term Secured Overnight Financing Rate (SOFR) plus Term SOFR Adjustment Rate of 10 basis points and Applicable Margin of 80.0 basis points. The interest rate was subject to adjustment pursuant to the terms of the loan. On December 31, 2024, PGE repaid $50 million of the term loan, leaving an outstanding balance of $170 million. On March 31, 2025, the Company repaid another $102 million, and on October 27, 2025 repaid the remaining balance of $68 million, repaying the loan in full.

As of December 31, 2025, total long-term debt outstanding, net of $17 million of unamortized debt expense, was $4,662 million, none of which is scheduled to mature in 2026.

Equity—In July 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through at-the-market offering programs. The Company entered into forward sale agreements for 5,756,432 shares and 1,420,049 shares in 2025 and 2024, respectively. In 2024, the Company issued 1,066,549 shares pursuant to the forward sale agreements and received net proceeds of $50 million. During 2025, the Company issued 5,919,618 shares pursuant to the forward sale agreements and received net proceeds of $250 million. The Company could have physically settled the remaining amount by delivering 190,314 shares in exchange for cash of $8 million as of December 31, 2025. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

PGE anticipates entering into a new at-the-market offering program in the first quarter of 2026. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

For additional information on the at-the-market offering program, see Note 13, Equity-based Plans, in the Notes to Consolidated Financial Statements in Item 8.—“Financial Statements and Supplementary Data.”

Capital Structure—PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade debt ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 47.0% and 45.6% as of December 31, 2025 and 2024, respectively.

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

As a co-owner of Colstrip, PGE has provided surety bonds, which are considered off-balance sheet arrangements, of $18 million as of December 31, 2025 on behalf of the operator to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Station, Colstrip Montana (the AOC) as required by the Montana Department of Environmental Quality. It is possible that each co-owner of Colstrip will be required, at some future point, to post additional financial assurance to support further performance by the operator of closure and remediation actions under the AOC.

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

Assuming no changes in market prices and interest rates, the following table presents the years in which the net unrealized losses recorded as of December 31, 2025 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Commodity contracts:
Electricity	$(9)	$2	$4	$3	$3	$17	$20
Natural gas	136	20	3	2	—	—	161
Net unrealized loss	$127	$22	$7	$5	$3	$17	$181

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

As of December 31, 2025, a 10% change in the value of the Canadian dollar would result in an immaterial change in exposure for transactions that will settle over the next twelve months.

Interest Rate Risk

To meet short-term cash requirements, PGE has the ability to issue commercial paper for terms of up to 270 days and has a revolving credit facility that permits same day borrowings. Although any borrowings under the commercial paper program or the revolving credit facility carry a fixed rate during their respective terms, the short-term nature of such borrowings subjects the Company to fluctuations in interest rates that result from changes in market conditions. As of December 31, 2025, PGE had no borrowings outstanding under its revolving credit facility and no commercial paper outstanding.

PGE currently has no financial instruments to mitigate risk related to changes in short-term interest rates, including those on commercial paper; however, it may consider such instruments in the future as deemed necessary.

As of December 31, 2025, the total fair value and carrying amounts, excluding unamortized debt expense, by maturity date of PGE’s long-term debt are as follows (in millions):

	Total	Carrying Amounts by Maturity Date
	Fair Value	Total	2026	2027	2028	2029	2030	There- after
First Mortgage Bonds	$4,205	$4,560	$—	$160	$100	$200	$325	$3,775
Pollution Control Revenue Bonds	106	119	—	—	—	—	—	119
Total	$4,311	$4,679	$—	$160	$100	$200	$325	$3,894

As of December 31, 2025, PGE had no long-term debt instruments subject to interest rate risk exposure.

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

As of December 31, 2025, PGE’s credit risk exposure was $19 million for commodity activities, of which $13 million is with externally-rated investment grade counterparties. The underlying transactions that make up the exposure will mature in 2026. The exposure is included in accounts receivable and price risk management assets, offset by related accounts payable and price risk management liabilities.

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

The following financial statements and report are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Portland General Electric Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Portland General Electric Company and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
•
We read relevant regulatory orders issued by the OPUC and the FERC for the Company, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the OPUC’s and the FERC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
•
We obtained an analysis from management, regarding probability of recovery of regulatory assets or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ Deloitte & Touche LLP

Portland, Oregon

February 17, 2026

We have served as the Company’s auditor since 2004.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Revenues, net	$3,555	$3,480	$2,912
Alternative revenue programs, net of amortization	21	(40)	11
Total Revenues	3,576	3,440	2,923
Operating expenses:
Purchased power and fuel	1,411	1,418	1,190
Generation, transmission and distribution	450	436	374
Administrative and other	392	403	341
Depreciation and amortization	578	496	458
Taxes other than income taxes	190	175	164
Total operating expenses	3,021	2,928	2,527
Income from operations	555	512	396
Interest expense, net	232	211	173
Other income:
Allowance for equity funds used during construction	18	23	19
Miscellaneous income, net	18	26	31
Other income, net	36	49	50
Income before income taxes	359	350	273
Income tax expense	53	37	45
Net income	$306	$313	$228

Weighted-average shares outstanding (in thousands):
Basic	110,471	103,946	97,760
Diluted	110,739	104,159	97,952

Earnings per share:
Basic	$2.77	$3.02	$2.33
Diluted	$2.77	$3.01	$2.33

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2025	2024	2023
Net income	$306	$313	$228
Other comprehensive income (loss)—Change in compensation retirement benefits liability and amortization, net of taxes of an immaterial amount in all three years	—	1	(1)
Comprehensive income	$306	$314	$227

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$76	$12
Accounts receivable, net	460	456
Inventories, at average cost:
Materials and supplies	99	92
Fuel	25	22
Regulatory assets—current	168	205
Other current assets	244	238
Total current assets	1,072	1,025
Electric utility plant:
In service	15,996	14,863
Accumulated depreciation and amortization	(5,419)	(5,085)
In service, net	10,577	9,778
Construction work-in-progress	416	567
Electric utility plant, net	10,993	10,345
Regulatory assets—noncurrent	619	632
Nuclear decommissioning trust	42	30
Non-qualified benefit plan trust	36	34
Other noncurrent assets	468	478
Total assets	$13,230	$12,544

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, continued

(In millions, except share amounts)

	As of December 31,
	2025	2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$330	$365
Liabilities from price risk management activities—current	158	147
Current portion of long-term debt	—	170
Current portion of finance lease obligations	27	27
Accrued expenses and other current liabilities	478	410
Total current liabilities	993	1,119
Long-term debt, net of current portion	4,662	4,354
Regulatory liabilities—noncurrent	1,490	1,440
Deferred income taxes	601	564
Deferred investment tax credits	194	61
Unfunded status of pension and postretirement plans	107	140
Liabilities from price risk management activities—noncurrent	56	72
Asset retirement obligations	299	292
Non-qualified benefit plan liabilities	70	74
Finance lease obligations, net of current portion	263	276
Other noncurrent liabilities	362	358
Total liabilities	9,097	8,750
Commitments and contingencies (see notes)
Shareholders’ equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 160,000,000 shares authorized; 115,559,079 and 109,342,251 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2,382	2,118
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	1,755	1,680
Total shareholders’ equity	4,133	3,794
Total liabilities and shareholders’ equity	$13,230	$12,544

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In millions, except share and per share amounts)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance as of December 31, 2022	89,283,353	$1,249	$(4)	$1,534	$2,779
Issuances of shares pursuant to equity forward sales agreement	11,615,000	485	—	—	485
Shares issued pursuant to equity-based plans	261,256	3	—	—	3
Stock-based compensation	—	13	—	—	13
Dividends declared ($1.8775 per share)	—	—	—	(188)	(188)
Net income	—	—	—	228	228
Other comprehensive (loss)	—	—	(1)	—	(1)
Balance as of December 31, 2023	101,159,609	1,750	(5)	1,574	3,319
Issuances of shares pursuant to equity forward sales agreement	7,921,022	346			346
Shares issued pursuant to equity-based plans	261,620	2	—	—	2
Stock-based compensation	—	20	—	—	20
Dividends declared ($1.9750 per share)	—	—	—	(207)	(207)
Net income	—	—	—	313	313
Other comprehensive income	—	—	1	—	1
Balance as of December 31, 2024	109,342,251	2,118	(4)	1,680	3,794
Issuance of shares pursuant to equity agreements	5,919,618	250	—	—	250
Shares issued pursuant to equity-based plans	297,210	2	—	—	2
Stock-based compensation	—	12	—	—	12
Dividends declared ($2.0750 per share)	—	—	—	(231)	(231)
Net income	—	—	—	306	306
Balance as of December 31, 2025	115,559,079	$2,382	$(4)	$1,755	$4,133

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$306	$313	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578	496	458
Deferred income taxes	37	23	8
Allowance for equity funds used during construction	(18)	(23)	(19)
Pension and other postretirement benefits	12	6	5
Alternative revenue programs	(21)	40	(11)
Stock-based compensation	16	24	17
Regulatory assets	24	(126)	20
Regulatory liabilities	(21)	(20)	24
Tax credit sales	179	112	24
Other non-cash income and expenses, net	64	57	40
Changes in working capital:
Accounts receivable and unbilled revenues	(16)	(66)	(29)
Margin deposits	9	(33)	24
Accounts payable and accrued liabilities	44	47	(166)
Margin deposits from wholesale counterparties	16	—	(135)
Other working capital items, net	(10)	(12)	(20)
Contribution to pension and other postretirement plans	(24)	(19)	(14)
Contribution to non-qualified employee benefit trust	(10)	(10)	(7)
Asset retirement obligation settlements	(13)	(16)	(25)
Other, net	(34)	(15)	(2)
Net cash provided by operating activities	1,118	778	420
Cash flows from investing activities:
Capital expenditures	(1,189)	(1,268)	(1,358)
Purchases of nuclear decommissioning trust securities	(9)	(8)	(1)
Sales of nuclear decommissioning trust securities	4	2	1
Other, net	(2)	(23)	—
Net cash used in investing activities	(1,196)	(1,297)	(1,358)

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(In millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$310	$670	$600
Payments on long-term debt	(170)	(130)	(260)
Proceeds from issuances of common stock, net of issuance costs	250	346	485
Issuance (maturities) of commercial paper, net	—	(146)	146
Dividends paid	(225)	(200)	(179)
Other	(23)	(14)	(14)
Net cash provided by financing activities	142	526	778
Change in cash and cash equivalents	64	7	(160)
Cash and cash equivalents, beginning of year	12	5	165
Cash and cash equivalents, end of year	$76	$12	$5

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest, net of amounts capitalized	$198	$174	$136
Income taxes, net	(162)	(90)	12
Non-cash investing and financing activities:
Accrued capital additions	126	184	212
Accrued dividends payable	63	57	51

See accompanying notes to consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Nature of Operations

Portland General Electric Company (PGE or the Company) is a single, vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the state of Oregon (State). The Company also participates in the wholesale market by purchasing and selling electricity, natural gas, and environmental credits in an effort to meet the needs of, and obtain reasonably-priced power for its retail customers, manage risk, and administer its long-term wholesale contracts. In addition, PGE performs portfolio management and wholesale market sales services for third parties in the region. The Company continues to develop products and service offerings for the benefit of retail and wholesale customers. PGE operates as a single segment, with revenues and costs related to its business activities maintained and analyzed on a total electric operations basis. The Company owns unregulated, non-utility real estate comprised primarily of PGE’s corporate headquarters. The Company’s corporate headquarters is located in Portland, Oregon and its approximately 4,000 square mile, State-approved service area is located entirely within the State. PGE’s allocated service area includes 51 incorporated cities. As of December 31, 2025, PGE served approximately 960,000 retail customers with a service area population of approximately 2 million.

As of December 31, 2025, PGE had 2,877 employees in its workforce, with 666 employees covered under one of two separate agreements with Local Union No. 125 of the International Brotherhood of Electrical Workers. One agreement covers 602 employees and expires February 2028, and the other covers 64 employees and expires August 2027. PGE also utilizes independent contractors and temporary personnel to supplement its workforce.

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

Reclassifications

To conform with current year presentation, the Company has reclassified $19 million and $14 million from Other, net to Contribution to pension and other postretirement plans in the operating activities section of the consolidated statements of cash flows for the years ended December 31, 2024 and 2023, respectively.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

Highly liquid investments with maturities of three months or less at the date of acquisition are classified as cash equivalents, of which PGE had $59 million as of December 31, 2025 and $12 million as of December 31, 2024 included within Cash and cash equivalents in the consolidated balance sheets.

Accounts Receivable

Accounts receivable are recorded at invoiced amounts based on prices that are subject to federal (FERC) and State (OPUC) regulations. Balances do not bear interest; however, late fees are assessed beginning eight calendar days after the invoice due date. Accounts that are inactivated due to nonpayment are charged-off in the period in which the receivable is deemed uncollectible, but no sooner than 53 business days after the due date of the final invoice.

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

Provisions for uncollectible accounts receivable related to wholesale sales are charged to Purchased power and fuel expense and are recorded periodically based on a review of counterparty non-performance risk and contractual right of offset when applicable. The balance of provisions for uncollectible accounts receivable was immaterial and there have been no material write-offs of accounts receivable related to wholesale sales in 2025, 2024, or 2023.

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

Pursuant to transactions entered into in connection with PGE’s price risk management activities, the Company may be required to provide collateral to certain counterparties. The collateral requirements are based on the contract terms and commodity prices and can vary period to period. Cash deposits provided as collateral are

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

included within Other current assets in the consolidated balance sheets and were $116 million as of December 31, 2025 and $125 million as of December 31, 2024. Letters of credit provided as collateral are not recorded on the Company’s consolidated balance sheets and there were $123 million and $18 million as of December 31, 2025 and 2024, respectively.

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

Electric Utility Plant

Capitalization Policy

Electric utility plant is capitalized at original cost, which includes direct labor, materials and supplies, and contractor costs, as well as allocable overheads such as engineering, supervision, employee benefits, certain administrative costs directly related to construction, and an allowance for funds used during construction (AFUDC). Plant replacements are capitalized, with minor items charged to expense as incurred. Periodic major maintenance inspections and overhauls performed under long-term service agreements at PGE’s generating plants are charged to expense as incurred, subject to regulatory accounting as applicable. Costs to purchase or develop software applications for internal use only are capitalized and amortized over the estimated useful life of the software. Costs of obtaining FERC licenses for the Company’s hydroelectric projects are capitalized and amortized over the related license period.

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

PGE records AFUDC, which is intended to represent the Company’s cost of funds used for construction purposes, based on the rate granted in the latest general rate case (GRC) for equity funds and the cost of actual borrowings for debt funds. AFUDC is capitalized as part of the cost of plant and credited to the consolidated statements of income. The average rate used by PGE was 6.7% in 2025, 6.7% in 2024, and 6.5% in 2023. AFUDC from borrowed funds, reflected as a reduction to Interest expense, net, was $11 million in 2025, $15 million in 2024, and $13 million in 2023. AFUDC from equity funds, included in Other income, net, was $18 million in 2025, $23 million in 2024, and $19 million in 2023.

Depreciation and Amortization

Depreciation is computed using the straight-line method, based upon original cost, and includes an estimate for cost of removal and expected salvage. Depreciation expense as a percent of the related average depreciable plant in service was 3.6% in 2025, and 3.5% in 2024 and 3.4% in 2023. A component of depreciation expense includes estimated asset retirement removal costs allowed in customer prices.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Generation plants are depreciated using a life-span methodology, which is designed to recover the plant investment by the estimated retirement dates, which range from 2035 to 2064. Depreciation is provided on PGE’s other classes of plant in service over their estimated average service lives, which are as follows (in years):

Transmission	58
Distribution	50
Energy Storage	16
General	17

When property is retired and removed from service, the original cost of the depreciable property units, net of any related salvage value, is charged to accumulated depreciation. Cost of removal expenditures are recorded against AROs or to accumulated asset retirement removal costs, if applicable, and included in Regulatory liabilities.

Intangible plant consists primarily of computer software development costs, which are amortized over either three, five or ten years, and hydro licensing costs, which are amortized over the applicable license term, which range from 30 to 50 years. Accumulated amortization was $622 million and $611 million as of December 31, 2025 and 2024, respectively, with amortization expense of $76 million in 2025, $72 million in 2024, and $61 million in 2023. Future estimated amortization expense as of December 31, 2025 is as follows: $79 million in 2026; $73 million in 2027; $49 million in 2028; $29 million in 2029; and $17 million in 2030.

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

Other Investments

PGE has investments in non-marketable equity securities for which the Company does not have controlling financial interest however, based on PGE’s ownership interest, are accounted for under the equity method of accounting. These investments are accounted for at cost, adjusted for the Company’s proportionate share of the investee’s earnings or losses, distributions received, and impairments, if any.

As of December 31, 2025 and 2024, equity method investments were $19 million and $13 million, respectively, recorded in Other noncurrent assets on the Company’s consolidated balance sheets. For the years ended December 31, 2025, 2024, and 2023, the Company's share of net earnings or losses from equity method

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

investments were immaterial. PGE’s share of earnings or losses are recorded as Miscellaneous income, net within Other income, net on the Company’s consolidated statements of income.

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

Circumstances that could result in the discontinuance of regulatory accounting include: i) increased competition that restricts PGE’s ability to establish prices to recover specific costs; and ii) a significant change in the manner in which prices are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria of regulatory accounting to verify that its continued application is appropriate. Based on a current evaluation of the various factors and conditions, management believes that recovery of PGE’s regulatory assets is probable.

For additional information concerning the Company’s regulatory assets and liabilities, see Note 7, Regulatory Assets and Liabilities.

Power Cost Adjustment Mechanism

PGE is subject to a Power Cost Adjustment Mechanism (PCAM), as approved by the OPUC. Pursuant to the PCAM, future customer prices can be adjusted to reflect a portion of the difference between: i) NVPC forecast each year and included in customer prices (baseline NVPC); and ii) actual NVPC for the year. NVPC consists of the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts, all of which is classified as Purchased power and fuel in the Company’s consolidated statements of income, and includes wholesale sales, which are classified as Revenues, net in the consolidated statements of income.

The Company is subject to a portion of the business risk or benefit associated with the difference between actual and baseline NVPC by application of an asymmetrical deadband, which ranges from $15 million below to $30 million above baseline NVPC.

To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. PGE’s authorized ROE was 9.34% for 2025 and 9.5% for 2024.

Any estimated refund to customers pursuant to the PCAM is recorded as a reduction in Revenues, net in PGE’s consolidated statements of income, while any estimated collection from customers is recorded as a reduction in Purchased power and fuel expense. For the year ended December 31, 2025, PGE’s actual NVPC was $6 million below baseline NVPC, which is within the established deadband range. Accordingly, there is no estimated refund

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

to customers under the PCAM for 2025. For the year ended December 31, 2024, actual NVPC was below baseline NVPC by $78 million, which was outside the established deadband range. Pursuant to the PCAM and related earnings test, because PGE’s preliminary regulatory ROE was below 10.5%, there was no estimated refund to customers under the PCAM for 2024.

The Company also has a reliability contingency event (RCE) mechanism, which operates under the PCAM tariff. This mechanism was approved by the OPUC as part of the 2024 GRC proceedings. The RCE mechanism allows PGE to defer and recover 80% of prudent costs for RCEs above amounts forecasted in the Company’s Annual Power Cost Update Tariff (AUT), without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. This mechanism expired at the end of 2025.

For additional information concerning PCAM, see Note 7, Regulatory Assets and Liabilities.

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

For additional information concerning the Company’s AROs, see Note 8, Asset Retirement Obligations.

The difference between the timing of the recognition of ARO depreciation and accretion expenses and the amount included in customer prices is recorded as a regulatory asset or liability in the Company’s consolidated balance sheets. As of December 31, 2025, PGE had a net regulatory asset related to Utility plant AROs in the amount of $6 million and a net regulatory asset related to Trojan decommissioning ARO activities of $161 million. As of December 31, 2024, PGE had a net regulatory liability related to Utility plant AROs in the amount of $7 million and a net regulatory asset related to Trojan decommissioning ARO activities of $161 million. For additional information concerning the Company’s regulatory assets and liabilities related to AROs, see Note 7, Regulatory Assets and Liabilities.

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

Franchise taxes, which are collected from customers and remitted to taxing authorities, are recorded on a gross basis in PGE’s consolidated statements of income. Amounts collected from customers are included in Revenues, net and amounts due to taxing authorities are included in Taxes other than income taxes and totaled $70 million in 2025, $63 million in 2024, and $56 million in 2023.

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

Alternative Revenue Programs

Revenues related to PGE’s decoupling mechanism and Renewable Adjustment Clause (RAC) are considered earned under alternative revenue programs, as these amounts represent contracts with the regulator and not with customers. Such revenues are presented separately from revenues from contracts with customers and classified as Alternative revenue programs, net of amortization on the consolidated statements of income. The activity within this line item is comprised of current period deferral adjustments, which can either be a collection from or a refund to customers, and is net of any related amortization. When amounts related to alternative revenue programs are ultimately included in prices and customer bills, the amounts are included within Revenues, net, with an equal

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

and offsetting amount of amortization recorded on the Alternative revenue programs, net of amortization line item. Under the RAC, in 2024 and 2025, the Company has deferred amounts related to the Clearwater Wind Development (Clearwater). For further information, see “Clearwater RAC” within Note 7, Regulatory Assets and Liabilities.

In the 2022 GRC, parties reached an agreement that has eliminated PGE’s decoupling mechanism upon the effective date of new customer prices pursuant to the case, May 9, 2022. Pursuant to the GRC Order, the OPUC adopted the agreement such that deferrals will not occur after 2022, although amortization of then previously recorded deferrals will continue as scheduled until collected or refunded in future customer prices and deferral continued through the end of 2022 on a prorated basis. Amounts deferred in 2022 continued to be amortized through the end of 2024.

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

For additional information concerning the Company’s Stock-Based Compensation, see Note 14, Stock-Based Compensation.

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in current and future periods that includes the enactment date. Investment Tax Credits (ITC) are deferred and amortized as a reduction of income tax expense over the estimated useful lives of the related properties. The weighted average life of the related properties is 16 years as of December 31, 2025. Any valuation allowance would be established to reduce deferred tax assets to the “more likely than not” amount expected to be realized upon transfer or in future tax returns. Valuation allowances related to a discount incurred on transfer transactions that are recorded to deferred tax expense are currently recoverable through a regulatory asset.

Because PGE is a rate-regulated enterprise, changes in certain deferred tax assets and liabilities are required to be passed on to customers through future prices and are charged or credited directly to a regulatory asset or regulatory liability. Such amounts were recognized as net regulatory liabilities of $228 million and $179 million as of December 31, 2025 and 2024, respectively, and will primarily be reversed using the average rate assumption method to account for the refund to customers as the temporary differences reverse.

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

The Inflation Reduction Act of 2022 (IRA) was signed into law on August 16, 2022. The IRA provides an election to transfer (i.e., sell) certain tax credits to unrelated third parties in exchange for cash consideration. PGE has elected an accounting policy to account for the transfer of Federal production tax credits (PTCs) and ITCs, including discounts, within the scope of Accounting Standards Codification 740 – Income Taxes. Tax credit sales are classified as an operating activity in the consolidated statements of cash flows, and included in Cash paid for income taxes, net within the supplemental disclosures of cash flow information. Derecognition of the transferred deferred tax asset occurs when the buyer obtains control of the tax credit.

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

In December 2025, the FASB issued ASU 2025-10 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. ASU 2025-10 adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. For calendar year-end entities, the update will be effective for annual periods beginning on January 1, 2029. Early adoption is permitted. PGE is assessing the impact of adoption on the consolidated financial statements and does not plan to early adopt the standard.

Recently Adopted Accounting Pronouncements

For the year ended December 31, 2025, PGE adopted ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 amends Topic 740 to require entities to annually disaggregate the income tax rate reconciliation into prescribed categories, as well as to disclose income taxes paid disaggregated by jurisdiction. Because PGE elected to apply the guidance retrospectively, items for prior periods were reclassified to conform with current year presentation. As the standard relates only to disclosures, the adoption did not have a material impact on PGE’s results of operation, financial position, or cash flows. For new required disclosures and further information, see Note 12, Income Taxes.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 3: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Year Ended December 31,
	2025	2024	2023
Retail:
Residential	$1,486	$1,457	$1,263
Commercial	969	914	800
Industrial	536	435	349
Direct access customers	41	33	27
Subtotal	3,032	2,839	2,439
Alternative revenue programs, net of amortization	21	(40)	11
Other accrued revenues, net	17	16	(3)
Total retail revenues	3,070	2,815	2,447
Wholesale revenues *	418	558	418
Other operating revenues	88	67	58
Total revenues	$3,576	$3,440	$2,923

* Wholesale revenues include $203 million, $273 million, and $185 million related to physical electricity commodity contract derivative settlements for the years ended December 31, 2025, 2024, and 2023, respectively. Price risk management derivative activities are included within Total revenues but do not represent revenues from contracts with customers as defined by GAAP, pursuant to Topic 606. For further information, see Note 6, Risk Management.

Retail Revenues

The Company’s primary revenue source is the sale of electricity to customers at regulated tariff-based prices. Retail customers are classified as residential, commercial, or industrial. Residential customers include single- family housing, multiple family housing (such as apartments, duplexes, and town homes), manufactured homes, and small farms. Residential demand is sensitive to the effects of weather, with demand highest during the winter heating and summer cooling seasons. Commercial customers consist of non-residential customers who accept energy deliveries at voltages equivalent to those delivered to residential customers and are also sensitive to the effects of weather, although to a lesser extent than residential customers. Commercial customers include most businesses, small industrial companies, and public street and highway lighting accounts. Industrial customers consist of non-residential customers who accept delivery at higher voltages than commercial customers. Demand from industrial customers is primarily driven by economic conditions, with weather having a less significant impact on energy use by this customer class.

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

NOTE 4: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net includes $180 million and $177 million of unbilled revenues as of December 31, 2025 and 2024, respectively. Accounts receivable is net of an allowance for uncollectible accounts of $13 million as of December 31, 2025 and $12 million as of December 31, 2024. The following is the activity in the allowance for uncollectible accounts (in millions):

	Years Ended December 31,
	2025	2024	2023
Balance as of beginning of year	$12	$9	$12
Increase/(decrease) in provision	12	11	5
Amounts written off, less recoveries	(11)	(8)	(8)
Balance as of end of year	$13	$12	$9

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other Current Assets and Accrued Expenses and Other Current Liabilities

Other current assets and Accrued expenses and other current liabilities consist of the following (in millions):

	As of December 31,
	2025	2024
Other current assets:
Prepaid expenses	$96	$81
Margin deposits	116	125
Assets from price risk management activities	32	32
	$244	$238
Accrued expenses and other current liabilities:
Regulatory liabilities—current	$73	$53
Accrued employee compensation and benefits	87	80
Accrued dividends payable	63	57
Accrued interest payable	53	49
Accrued taxes payable	38	36
Margin deposits from wholesale counterparties	21	5
Other	143	130
	$478	$410

Electric Utility Plant, Net

Electric utility plant, net consist of the following (in millions):

	As of December 31,
	2025	2024
Electric utility plant (1):
Generation	$5,649	$5,510
Transmission (2)	1,626	1,420
Distribution (2)	6,189	5,714
General	931	1,025
Energy storage	613	222
Intangible	988	972
Total in service	15,996	14,863
Accumulated depreciation and amortization	(5,419)	(5,085)
Total in service, net	10,577	9,778
Construction work-in-progress	416	567
Electric utility plant, net	$10,993	$10,345

(1) On January 1, 2025, FERC Order 898 reclassified certain assets between primary functions for ratemaking purposes. In 2025 and going forward, tangible assets are classified consistent with the FERC's updated functional classification. Reclassifications were completed as of January 1, 2025 of $22 million of Generation, $21 million of Transmission, $87 million of Distribution, $(132) million of General, and $2 million of Energy storage plant.

(2) On July 2, 2025, the FERC approved PGE's request to classify the functional asset classification of certain 57kV facilities from Distribution to Transmission to align classification with the primary function of these assets. As a result, PGE reclassified $84 million of Electric utility plant in-service assets from Distribution to Transmission.

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

PGE recognizes transfers between levels in the fair value hierarchy as of the end of the reporting period for all of its financial instruments. Changes to market liquidity conditions, the availability of observable inputs, or changes in the economic structure of a security marketplace may require transfer of the securities between levels. There were no significant transfers between levels during the years ended December 31, 2025 and 2024, except those presented in this note.

The Company’s financial assets and liabilities whose values were recognized at fair value are as follows by level within the fair value hierarchy (in millions):

	December 31, 2025
	Level 1	Level 2	Level 3	Other(2)	Total
Assets:
Cash equivalents	$59	$—	$—	$—	$59
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	14	11	—	—	25
Corporate credit	—	10	—	—	10
Money market funds measured at NAV (2)	—	—	—	7	7
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	1	—	—	—	1
Paid Leave Oregon Trust:
Money market funds measured at NAV (2)	—	—	—	7	7
Price risk management activities: (1) (4)
Electricity	—	29	1	—	30
Natural gas	—	3	—	—	3
	$74	$53	$1	$14	$142
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$13	$37	$—	$50
Natural gas	—	160	4	—	164
	$—	$173	$41	$—	$214

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

(3)
Excludes insurance policies of $35 million, which are recorded at cash surrender value.
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
(3)
Excludes insurance policies of $32 million, which are recorded at cash surrender value.
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

The money market funds in the NDT and Paid Leave Oregon Trust are valued at NAV as a practical expedient and is not included in the fair value hierarchy.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

				Significant	Price per Unit
	Fair Value		Valuation	Unobservable			Weighted
Commodity Contracts	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
As of December 31, 2025:
Electricity physical forwards	$—	$37	Discounted cash flow	Electricity forward price (per MWh)	$22.99	$94.65	$59.28
Natural gas financial swaps	—	4	Discounted cash flow	Natural gas forward price (per Dth)	1.67	2.76	2.15
Electricity financial futures	1	—	Discounted cash flow	Electricity forward price (per MWh)	31.00	84.00	52.13
	$1	$41

As of December 31, 2024:
Electricity physical forwards	$—	$28	Discounted cash flow	Electricity forward price (per MWh)	$14.00	$99.68	$59.43
Natural gas financial swaps	—	4	Discounted cash flow	Natural gas forward price (per Dth)	1.86	6.53	2.68
Electricity financial futures	1	3	Discounted cash flow	Electricity forward price (per MWh)	27.00	110.00	70.55
	$1	$35

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Years Ended December 31,
	2025	2024
Net liabilities from price risk management activities as of beginning of year	$34	$45
Net realized and unrealized losses *	22	25
Net transfers from Level 3 to Level 2	(16)	(36)
Net liabilities from price risk management activities as of end of year	$40	$34
Level 3 net unrealized losses that have been fully offset by the effect of regulatory accounting	$27	$30

* Includes $5 million in net realized gains in both 2025 and 2024.

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

During the years ended December 31, 2025 and 2024, there were no transfers into Level 3 from Level 2. Transfers from Level 3 are reflected in the table above.

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

As of December 31, 2025, the carrying amount of PGE’s long-term debt was $4,662 million, net of $17 million of unamortized debt expense, and its estimated aggregate fair value was $4,311 million. As of December 31, 2024, the carrying amount of PGE’s long-term debt was $4,524 million, net of $15 million of unamortized debt expense, with an estimated aggregate fair value of $3,963 million.

For fair value information concerning the Company’s pension plan assets, see Note 11, Employee Benefits.

NOTE 6: RISK MANAGEMENT

PGE participates in the wholesale marketplace to balance its supply of power, which consists of its own generation combined with wholesale market transactions, to meet the needs of, and secure reasonably priced power for, its retail customers, manage risk, and administer the Company’s long-term wholesale contracts. Wholesale market transactions include purchases and sales of both power and fuel resulting from economic dispatch decisions with respect to Company-owned generating resources. The Company also performs portfolio management and wholesale market sales services for third parties in the region and sells environmental credits in the wholesale marketplace. As a result of this ongoing business activity, PGE is exposed to commodity price risk and foreign currency exchange rate risk, from which changes in prices and/or rates may affect the Company’s financial position, results of operations, or cash flows.

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

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	As of December 31,
	2025	2024
Current assets:
Commodity contracts:
Electricity	$29	$18
Natural gas	3	14
Total current derivative assets(1)	32	32
Noncurrent assets:
Commodity contracts:
Electricity	1	1
Natural gas	—	1
Total noncurrent derivative assets(1)	1	2
Total derivative assets(2)	$33	$34
Current liabilities:
Commodity contracts:
Electricity	$19	$32
Natural gas	139	115
Total current derivative liabilities	158	147
Noncurrent liabilities:
Commodity contracts:
Electricity	31	24
Natural gas	25	48
Total noncurrent derivative liabilities	56	72
Total derivative liabilities(2)	$214	$219

(1)
Total current derivative assets is included in Other current assets, and Total noncurrent derivative assets is included in Other noncurrent assets on the consolidated balance sheets.
(2)
As of December 31, 2025 and 2024, no commodity derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through December 31, 2035, were as follows (in millions):

	As of December 31,
	2025		2024
Commodity contracts:
Electricity	1	MWh	2	MWh
Natural gas	224	Dth	199	Dth
Foreign currency contracts	$9	Canadian	$34	Canadian

PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement at gross values on the consolidated balance sheet. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of December 31, 2025, gross amounts included as Price risk management liabilities subject to master netting agreements were $41 million, all of which was for natural gas, for which PGE has posted $14 million collateral. As of December 31, 2024, gross amounts included as Price risk management liabilities subject to master netting agreements were $41 million, entirely for natural gas, for which PGE had posted $16 million collateral.

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Purchased power and fuel in the consolidated statements of income and were as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Commodity contracts:
Electricity	$(26)	$(17)	$(130)
Natural Gas	206	30	357
Foreign currency contracts	(1)	(1)	(1)

Net unrealized and certain net realized losses (gains) presented in the table above are offset within the consolidated statements of income by the effects of regulatory accounting. Of the net amounts recognized in Net income, net gains of $24 million, net gains of $5 million, and net losses of $403 million for the years ended December 31, 2025, 2024, and 2023, respectively, have been offset.

Assuming no changes in market prices and interest rates, the following table presents the years in which the net unrealized losses recorded as of December 31, 2025 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Commodity contracts:
Electricity	$(9)	$2	$4	$3	$3	$17	$20
Natural gas	136	20	3	2	—	—	161
Net unrealized loss	$127	$22	$7	$5	$3	$17	$181

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2025 was $208 million. The Company has posted $72 million in collateral, consisting of $59 million of cash and $13 million of letters of credit. If the credit-risk-related contingent features underlying these agreements were triggered as of December 31, 2025, the cash requirement to either post as collateral or settle the instruments immediately would have been $146 million. As of December 31, 2025, PGE had no cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s consolidated balance sheet.

As of December 31, 2025, PGE received from counterparties $26 million in collateral, consisting of $5 million of letters of credit and $21 million of cash. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

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

Regulatory assets and liabilities consist of the following (dollars in millions):

		As of December 31,
		2025			2024
	Remaining Amortization Period	Earning a Return (1)	Not Earning a Return	Total	Total
Regulatory assets:
Price risk management	(2)	$—	$181	$181	$185
Pension plans	(3)	—	64	64	84
Trojan decommissioning activities	2059	—	161	161	161
February 2021 ice storm and damage	2029	46	—	46	58
January 2024 storm and damage	(4)	48	—	48	46
Reliability contingency events	(4)	90	—	90	90
2020 Labor Day wildfire	2029	19	—	19	24
Wildfire mitigation	(5)	42	—	42	43
Other	Various	74	62	136	146
Total regulatory assets		$319	$468	$787	$837
Regulatory liabilities:
Asset retirement removal costs	(6)	$1,245	$—	$1,245	$1,199
Deferred income taxes	(7)	228	—	228	179
Clearwater RAC	(8)	22	—	22	40
Other	Various	58	11	69	75
Total regulatory liabilities		$1,553	$11	$1,564	$1,493

(1)
Earning a return includes either interest on the regulatory asset or liability, or inclusion of the regulatory asset or liability as an increase or decrease to rate base at the allowed rate of return.
(2)
No amortization period in accordance with ratemaking and cost recovery processes authorized by the OPUC, PGE recognizes a regulatory asset or liability to defer unrealized losses or gains on derivative instruments until settlement.
(3)
Recovery expected over the average service life of employees.
(4)
Amortization period has yet to be decided.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(5)
The current portion of the balance is expected to amortize by May 31, 2026. The non-current portion of the balance relates to incremental amounts deferred between January 1, 2024 and December 31, 2025 and are not yet approved for amortization.
(6)
Recovery or refund expected over the estimated lives of the underlying assets and treated as a reduction to rate base.
(7)
Refund expected as the balance is reversed using the average rate assumption method over the average life of the underlying assets and treated as a reduction to rate base.
(8)
Amortization began on March 1, 2025.

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

January 2024 storm and damage represents the costs incurred to repair damage to PGE’s transmission and distribution systems and restore power to customers as a result of the historic storm that ultimately led Oregon’s Governor to declare a state of emergency in January 2024. The declared state of emergency allows PGE to seek recovery of incremental storm expenses through the OPUC pre-authorized emergency deferral mechanism, subject to the application of an earnings test. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC, under Docket UM 2190, related to the emergency restoration costs for the January storm, and through December 31, 2025 the Company has deferred $48 million, including interest, under the deferral. PGE believes the amounts deferred as of December 31, 2025 are probable of recovery under the emergency deferral mechanism, and no earnings test adjustment is necessary as PGE's 2024 regulated return on equity did not exceed the OPUC's authorized rate. The OPUC has significant discretion in making the final determination of recovery and their conclusion of overall prudence, including application of the earnings test, could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Reliability contingency events represents costs deferred under the reliability contingency event (RCE) mechanism, which allows PGE to defer and recover 80% of prudent costs for RCEs above amounts forecasted in the Company’s AUT, without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. As of December 31, 2025, PGE’s deferred balance related to RCEs was $90 million, which includes $88 million related to RCEs deferred in 2024 and $2 million related to RCEs deferred in 2025. PGE files the results of the PCAM annually with the OPUC no later than July 1, initiating a regulatory review process that typically results in a final determination and order from the OPUC by the end of the year of filing, with any resulting refund or collection impacting customer prices effective in the following year. RCE costs incurred in 2024 and in 2025 will be included in the PCAM for 2024 and 2025. The Company filed the PCAM for 2024 on July 1, 2025, and the proceeding is on-going with a Commission decision anticipated in the first quarter of 2026. The Company expects to file the PCAM for 2025 no later than July 1, 2026. PGE believes the deferred amounts as of December 31, 2025 are probable of recovery. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2020 Labor Day wildfire represents incurred costs to replace and rebuild PGE facilities damaged by the fires, as well as address fire-damaged vegetation and other resulting debris and hazards both in and outside of PGE’s property and right-of-way.

Wildfire mitigation represents incremental costs and investments made by PGE related to intensifying efforts on its system to mitigate the risk of wildfire and improve resiliency to wildfire damage under Oregon Senate Bill 762, enacted in 2021. These efforts include enhanced tree and brush clearing, hardening and undergrounding equipment, and making emergency plans in close partnership with various land and emergency management agencies to further expand the use of a public safety power shutoff, when the risk warrants. In December 2025, PGE submitted its 2026-2028 risk-based Wildfire Mitigation Plan. This plan is subject to annual updates, as well as the OPUC's approval.

As of December 31, 2025 and December 31, 2024, PGE’s deferred balance related to wildfire mitigation was $42 million and $43 million, respectively. The 2025 balance is comprised of:

•
2024 AAC - Beginning January 1, 2024, and in conjunction with the Company’s 2024 GRC proceeding, PGE removed the $24 million of wildfire mitigation operations and maintenance (O&M) expense recovery from base rates, with the intent of recovering the current year forecasted O&M expense within the automatic adjustment clause (AAC) in a separate tariff. On February 16, 2024, PGE submitted an advice filing to the OPUC to update the tariff to reflect prospective wildfire mitigation costs for 2024, which included $45 million of O&M expense and $4 million for the revenue requirement of capital placed in service. On July 23, 2024, the OPUC reached a decision that allowed PGE to begin collecting $24 million of O&M expense and $4 million for the revenue requirement of capital placed in service. Collection will occur over a nine-month period, which began August 1, 2024. Although the approved amount of collections in 2024 is less than actual costs, PGE does not believe it is precluded from deferring such costs and believes they are prudently incurred and probable of recovery. Any differences between actual expense and customer collections will be recorded as regulatory assets or liabilities within the AAC balancing account, which will be subject to a prudency review, but will not be subject to an earnings test. As of December 31, 2025, there was $23 million deferred as a regulatory asset in the balancing account related to 2024. PGE submitted an additional filing to seek recovery of the remaining O&M expense on October 17, 2025. On February 13, 2026, PGE filed a Stipulation reflecting an all-party settlement that, if approved by the OPUC, would allow PGE recovery of its deferred amounts related to 2024 O&M. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.
•
2025 AAC - In conjunction with PGE’s filed 2025 Wildfire Mitigation Plan, PGE submitted a series of advice filings in 2025 with the intent of recovering the $56 million related to O&M and $12 million related to the capital revenue requirement in a two-phased approach. The first phase, which includes $24 million of O&M to be collected over a twelve-month period, was approved by the OPUC in February 2025, with a tariff effective date of March 1, 2025. The second phase, which was approved by the OPUC in May 2025, will be collected over a twelve-month period beginning June 1, 2025, and includes $12 million of O&M and the entire $12 million related to capital revenue requirement. Although the OPUC has only approved a portion of PGE’s 2025 wildfire mitigation O&M, PGE does not believe it is precluded from deferring such costs. Any differences between actual expense and customer collections will be recorded as regulatory assets or liabilities within the AAC balancing account, which will be subject to a prudence review, but will not be subject to an earnings test. As of December 31, 2025, there was $19 million deferred as a regulatory asset in the balancing account related to 2025. PGE submitted an additional filing to seek recovery of the remaining 2025 forecasted O&M expense on October 17, 2025. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

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

Clearwater RAC represents all costs and benefits associated with the Clearwater wind facility. Under the RAC, during 2023, the Company submitted a filing for Clearwater proposing to defer the revenue requirement, net of net variable power cost (NVPC) benefits, from the in-service date of January 2024 until Clearwater was reflected in customer prices, which was March 1, 2025. For the year ended December 31, 2024, PGE deferred the revenue requirement, net of NVPC benefits resulting in a net regulatory liability of $40 million, which began amortizing as a refund to customers on March 1, 2025 over a twelve-month period, as approved in OPUC Order 25-075 issued February 21, 2025. For the period of January 1, 2025 through December 31, 2025, PGE deferred an additional net $13 million regulatory liability, which remains subject to a future regulatory review, representing the deferred revenue requirement that PGE believes is probable of recovery, net of NVPC that is probable of refund to customers under the RAC for that period. The OPUC has significant discretion on overall prudence and in making the final determination of recovery or refund. Any cost disallowance or increased refunds would be recognized as a charge to earnings.

NOTE 8: ASSET RETIREMENT OBLIGATIONS

AROs consist of the following (in millions):

	As of December 31,
	2025	2024
Trojan decommissioning activities	$208	$205
Utility plant	75	80
Non-utility property	29	25
Total asset retirement obligations	312	310
Less: current portion *	13	18
Noncurrent asset retirement obligations	$299	$292

* Current portion of AROs are classified within Accrued expenses and other current liabilities in the consolidated balance sheets.

Trojan decommissioning activities represents the present value of future decommissioning costs for PGE’s 67.5% ownership interest in Trojan, which ceased operation in 1993. The remaining decommissioning activities primarily consist of the long-term operation and decommissioning of the ISFSI, an interim dry storage facility that is licensed by the Nuclear Regulatory Commission. The ISFSI will store the spent nuclear fuel at the former plant site until an off-site storage facility is available. Decommissioning of the ISFSI and final site restoration activities will begin once shipment of all the spent fuel to a USDOE facility is complete, which is not expected prior to 2059. In 2025, the Company recorded an increase in the ARO of $2 million due to an increase in expected annual ISFSI operation costs. The Company also recorded accretion of $9 million and a reduction of $8 million due to settled liabilities.

Under a settlement agreement reached with the USDOE, the Company receives annual reimbursement from the USDOE for certain costs related to monitoring the ISFSI. Pursuant to this process, the USDOE reimbursed the

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

co-owners $10 million in 2025 for costs incurred in 2024 and $22 million in 2024 for costs incurred in 2023 resulting from USDOE delays in accepting spent nuclear fuel.

Utility plant represents AROs that have been recognized for the Company’s thermal and wind generation sites, and distribution and transmission assets, the disposal of which is legally required. During 2025, utility AROs decreased by $5 million, with the change comprised of accretion of $3 million, and a reduction of $8 million due to settled liabilities.

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

The following is a summary of the changes in the Company’s AROs (in millions):

	Years Ended December 31,
	2025	2024	2023
Balance as of beginning of year	$310	$286	$289
Liabilities incurred	—	—	2
Liabilities settled	(13)	(16)	(25)
Accretion expense	13	12	11
Revisions in estimated cash flows	2	28	9
Balance as of end of year	$312	$310	$286

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

NOTE 9: CREDIT FACILITIES

On September 10, 2025, PGE entered into an amendment of its existing revolving credit facility that extended the scheduled expiration into September 2030. As of December 31, 2025, PGE had a $750 million revolving credit facility that provides the Company the ability to expand to $850 million, if needed. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings, and to permit the issuance of standby letters of credit. PGE may borrow for one, three or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65.0% of total capitalization. As of December 31, 2025, PGE was in compliance with this covenant with a 53.0% debt to total capital ratio.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility to cover any potential need to repay commercial paper that may be outstanding at the time. As of December 31, 2025, PGE had no commercial paper outstanding.

Under the revolving credit facility, as of December 31, 2025, PGE had no borrowings outstanding and there were no letters of credit issued. As a result, the aggregate unused available credit capacity under the revolving credit facility was $750 million.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt in the consolidated balance sheets.

In addition, PGE has four letter of credit facilities that provide a total capacity of $320 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, a total of $192 million of letters of credit were outstanding as of December 31, 2025. Outstanding letters of credit are not reflected on the Company’s consolidated balance sheets.

Pursuant to an order issued by the FERC, the Company is authorized to issue short-term debt in an aggregate amount up to $900 million through February 6, 2028.

Short-term borrowings under these credit facilities, and related interest rates, are reflected in the following table (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Average daily amount of short-term debt outstanding	$21	$39	$63
Weighted daily average interest rate *	4.6%	5.5%	5.5%
Maximum amount outstanding during the year	$180	$319	$225

* Excludes the effect of commitment fees, facility fees, and other financing fees.

NOTE 10: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt

Long-term debt consists of the following (dollars in millions):

	As of December 31,
	2025	2024
First Mortgage Bonds, rates range from 1.82% to 6.88%, with a weighted average rate of 4.60% in 2025 and 4.52% in 2024, due at various dates through 2059.	$4,560	$4,250
Unsecured term bank loan	—	170
Pollution Control Revenue Bonds, rates at 2.13% and 2.38%, due 2033	119	119
Total long-term debt	4,679	4,539
Less: Unamortized debt expense	(17)	(15)
Less: Current portion of long-term debt	—	(170)
Long-term debt, net of current portion	$4,662	$4,354

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

First Mortgage Bonds—On March 25, 2025, PGE entered into a Bond Purchase Agreement related to the sale of $310 million in FMBs. The Bonds were issued and funded in full on March 25, 2025 and consist of:

•
a series, due in 2035, in the amount of $60 million that will bear interest from its issuance date at an annual rate of 5.36%;
•
a series, due in 2045, in the amount of $50 million that will bear interest from its issuance date at an annual rate of 5.72%; and
•
a series, due in 2055, in the amount of $200 million that will bear interest from its issuance date at an annual rate of 5.84%.

The Indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs.

Term Loan—On November 14, 2024, PGE obtained a 366-day term loan from lenders in the aggregate principal of $300 million under a 366-Day Bridge Credit Agreement. Pursuant to the Agreement, on November 14, 2024, PGE drew a loan from the lenders in the aggregate principal of $220 million. The term loan bore interest for the relevant interest period at the Term Secured Overnight Financing Rate (SOFR) plus Term SOFR Adjustment Rate of 10 basis points and Applicable Margin of 80.0 basis points. The interest rate was subject to adjustment pursuant to the terms of the loan. On December 31, 2024, PGE repaid $50 million of the term loan. On March 31, 2025, the Company repaid another $102 million, and on October 27, 2025 repaid the remaining balance of $68 million, repaying the loan in full.

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

As of December 31, 2025, the future minimum principal payments on long-term debt are as follows (in millions):

Years ending December 31:
2026	$—
2027	160
2028	100
2029	200
2030	325
Thereafter	3,894
$4,679

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

As of December 31, 2025, the future minimum payments on the financing arrangement are as follows (in millions):

Years ending December 31:
2026	$5
2027	5
2028	5
2029	5
2030	5
Thereafter	55
Total Payments	80
Less: Imputed Interest	(49)
Present value of minimum payments	$31

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

PGE made $22 million in contributions to the pension plan in 2025, $16 million in 2024, and none in 2023. PGE expects to contribute $27 million to the pension plan in 2026.

PGE executed an annuity contract purchase in January 2025 to settle future benefit obligations for a portion of the defined benefit pension plan. The annuity contract purchase, in combination with elevated lump sum benefit elections throughout 2025, resulted in a $4 million settlement loss, which has been recorded in Miscellaneous income (expense), net on the consolidated statement of income.

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

Trust assets and plan liabilities related to the NQBP included in PGE’s consolidated balance sheets are as follows as of December 31 (in millions):

	2025			2024
	NQBP	Other NQBP	Total	NQBP	Other NQBP	Total
Non-qualified benefit plan trust assets	$15	$21	$36	$16	$18	$34
Non-qualified benefit plan liabilities *	13	57	70	14	60	74

* For the NQBP, excludes the current portion of $2 million in 2025 and in 2024, which are classified in Accrued expenses and other current liabilities in the consolidated balance sheets.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The asset allocations for the plans, and the target allocation, are as follows:

	As of December 31,
	2025		2024
	Actual	Target *	Actual	Target *
Defined Benefit Pension Plan:
Growth securities	55%	55%	53%	55%
Liability Hedging Fixed Income securities	45	45	47	45
Total	100	100	100	100
Other Postretirement Benefit Plans:
Equity securities	40%	39%	40%	38%
Debt securities	60	61	60	62
Total	100	100	100	100
Non-Qualified Benefits Plans:
Equity securities	1%	1%	1%	2%
Debt securities	2	2	6	5
Insurance contracts	97	97	93	93
Total	100	100	100	100

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The fair values of the Company’s pension plan assets and other postretirement benefit plan assets by asset category are as follows (in millions):

	Level 1	Level 2	Level 3	Other *	Total
As of December 31, 2025:
Defined Benefit Pension Plan assets:
Equity securities—Domestic	$13	$—	$—	$—	$13
Investments measured at NAV:
Money market funds	—	—	—	5	5
Collective trust funds	—	—	—	473	473
Private equity funds	—	—	—	1	1
	$13	$—	$—	$479	$492
Other Postretirement Benefit Plans assets:
Equity securities:
Domestic	—	2	—	—	2
International	5	—	—	—	5
Debt securities—Domestic	—	5	—	—	5
Investments measured at NAV:
Money market funds	—	—	—	12	12
Collective trust funds	—	—	—	4	4
	$5	$7	$—	$16	$28
As of December 31, 2024:
Defined Benefit Pension Plan assets:
Equity securities—Domestic	$13	$—	$—	$—	$13
Investments measured at NAV:
Money market funds	—	—	—	30	30
Collective trust funds	—	—	—	440	440
Private equity funds	—	—	—	1	1
	$13	$—	$—	$471	$484
Other Postretirement Benefit Plans assets:
Equity securities:
Domestic	—	2	—	—	2
International	4	—	—	—	4
Debt securities—Domestic government	—	4	—	—	4
Investments measured at NAV:
Money market funds	—	—	—	11	11
Collective trust funds	—	—	—	4	4
	$4	$6	$—	$15	$25

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

Money market funds—PGE invests in money market funds that seek to maintain a stable NAV. These funds invest in high-quality, short-term, diversified money market instruments, short-term treasury bills, federal agency securities, or certificates of deposit. Some money market funds are valued at NAV as a practical expedient and are not classified in the fair value hierarchy.

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

Collective trust funds—Domestic and international mutual fund assets and debt security assets, including municipal debt and corporate credit securities, mortgage-backed securities, and asset-backed securities, are included in commingled trusts or separately managed accounts. The funds are valued at NAV as a practical expedient and are not classified in the fair value hierarchy.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following tables provide certain information with respect to the Company’s defined benefit pension plan, other postretirement benefits, and NQBP as of and for the years ended December 31, 2025 and 2024. Information related to the Other NQBP is not included in the following tables (in millions):

	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2025	2024	2025	2024	2025	2024
Benefit obligation:
As of January 1	$612	$690	$37	$35	$16	$18
Service cost	10	10	1	1	—	—
Interest cost	32	33	2	2	1	—
Actuarial (gain) loss	7	(40)	—	1	1	—
Benefits paid from plan assets	(29)	(78)	(2)	(3)	(3)	(2)
Administrative expenses	(3)	(3)	—	—	—	—
Plan settlements	(40)	—	—	—	—	—
Special/contractual termination benefits	—	—	—	1	—	—
As of December 31	$589	$612	$38	$37	$15	$16
Fair value of plan assets:
As of January 1	$484	$530	$25	$23	$16	$17
Actual return on plan assets	58	19	3	2	(1)	(1)
Company contributions	22	16	2	3	3	2
Benefit payments	(29)	(78)	(2)	(3)	(3)	(2)
Administrative expenses	(3)	(3)	—	—	—	—
Plan settlements	(40)	—	—	—	—	—
As of December 31	$492	$484	$28	$25	$15	$16
Unfunded position as of December 31	$(97)	$(128)	$(10)	$(12)	$—	$—
Accumulated benefit plan obligation as of December 31	$551	$574	N/A	N/A	$15	$16
Classification in consolidated balance sheet:
Noncurrent asset	$—	$—	$—	$—	$15	$16
Current liability	—	—	—	(1)	(2)	(2)
Noncurrent liability	(97)	(128)	(10)	(11)	(13)	(14)
Net asset (liability)	$(97)	$(128)	$(10)	$(12)	$—	$—
Amounts included in comprehensive income:
Net actuarial loss (gain)	$(16)	$(20)	$(2)	$—	$1	$—
Net settlement (loss)	(4)	—	—	—	—	—
Amortization of net actuarial gain (loss)	—	—	—	—	(1)	(1)
	$(20)	$(20)	$(2)	$—	$—	$(1)
Amounts included in AOCL: *
Net actuarial loss (gain)	$65	$85	$(5)	$(3)	$6	$6
Prior service cost	(1)	(1)	—	—	—	—
	$64	$84	$(5)	$(3)	$6	$6

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Significant actuarial gains (losses) experienced that resulted in changes in projected benefit obligation included the following:

•
For the defined benefit pension plan, actuarial gains and losses due to demographic experience, including assumption changes, were a loss of $7 million and a gain of $40 million, and the changes between actual and expected return on plan assets were a gain of $23 million and a loss of $20 million, for the years ended December 31, 2025 and 2024, respectively.
•
For the other postretirement benefits, actuarial gains and losses due to demographic experience, including assumption changes, were an immaterial loss and a loss of $1 million, and the changes between actual and expected return on plan assets were a gain of $2 million and a gain of $1 million, for the years ended December 31, 2025 and 2024, respectively.

Net periodic benefit cost consists of the following for the years ended December 31 (in millions):

	Defined Benefit Pension Plan			Other Postretirement Benefits			Non-Qualified Benefit Plans
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$10	$10	$10	$1	$1	$1	$—	$—	$—
Interest cost on benefit obligation	32	33	37	2	2	2	1	—	1
Expected return on plan assets	(36)	(39)	(43)	(1)	(1)	(1)	—	—	—
Amortization of prior service credit	—	—	(1)	—	—	—	—	—	—
Amortization of net actuarial loss (gain)	—	—	—	—	—	(1)	1	1	1
Settlement loss (gain)	4	—	—	—	—	(1)	—	—	—
Net periodic benefit cost	$10	$4	$3	$2	$2	$—	$2	$1	$2

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

The following assumptions were used in determining benefit obligations and net period benefit costs:

	Defined Benefit Pension Plan		Other Postretirement Benefits		Non-Qualified Benefit Plans
	2025	2024	2025	2024	2025	2024
Assumptions used to determine benefit obligations:
Discount rate	5.56%	5.70%	5.29%	5.59%	5.56%	5.70%
			6.11%	6.11%
Rate of compensation increase	4.14%	4.08%	4.03%	4.02%	3.96%	3.98%
Assumptions used to determine net periodic benefit cost:
Discount rate	5.70%	5.13%	5.59%	5.18%	5.70%	5.13%
			6.11%	5.57%
Rate of compensation increase	4.08%	4.19%	4.02%	4.06%	3.98%	4.01%
Long-term rate of return on plan assets	6.88%	6.88%	4.78%	4.73%	N/A	N/A

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2025, there are no liabilities with sensitivity to health care cost trend rates.

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

The following table summarizes the benefits expected to be paid to participants in each of the next five years and in the aggregate for the five years thereafter (in millions):

	Payments Due
	2026	2027	2028	2029	2030	2031 - 2035
Defined benefit pension plan	$44	$44	$44	$44	$43	$219
Other postretirement benefits	4	4	4	5	4	11
Non-qualified benefit plans	2	2	2	2	2	6
Total	$50	$50	$50	$51	$49	$236

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

All contributions are invested in accordance with employees’ elections, limited to investment options available under the 401(k) Plan. PGE made contributions to employee accounts of $42 million in 2025, $37 million in 2024, and $31 million in 2023.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 12: INCOME TAXES

Income tax expense/(benefit) consists of the following (in millions):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$3	$2	$11
State and local	13	12	26
	16	14	37
Deferred:
Federal	19	(2)	4
State and local	26	25	4
	45	23	8
Investment Tax Credits	(8)	—	—
Income tax expense	$53	$37	$45

The significant differences between the U.S. Federal statutory rate and PGE’s Effective tax rate for financial reporting purposes are as follows:

	Years Ended December 31,
	2025		2024		2023
Income before income taxes	$359		$350		$273

Federal statutory tax rate	76	21.0%	74	21.0%	57	21.0%
State and local taxes, net of federal tax benefit (1)	30	8.4	28	8.0	25	9.0
Federal tax credits (2):
Energy-related tax credits	(48)	(13.3)	(58)	(16.6)	(27)	(10.0)
Research and development tax credits	(1)	(0.3)	(2)	(0.6)	(2)	(0.7)
Other credits	—	—	—	—	—	(0.1)
Nontaxable or Nondeductible Items:
Executive Compensation (3)	4	1.1	4	1.4	1	0.5
Other	—	—	1	0.2	—	—
Changes in Unrecognized Tax Benefits	—	—	1	0.2	1	0.3
Effect of ratemaking on income tax accounting (4)	(8)	(2.1)	(11)	(2.9)	(10)	(3.6)
Effective tax rate	$53	14.8%	$37	10.7%	$45	16.4%

(1)
State taxes in Oregon make up the majority (greater than 50 percent) of the tax effect in this category.
(2)
Federal tax credits consist primarily of production tax credits (PTCs) earned from Company-owned wind-powered generating facilities as well as amortization of investment tax credits (ITCs). PTCs are earned based on a per-kilowatt hour rate, and as a result, the annual amount of PTCs earned will vary based on weather conditions and availability of the facilities. PTCs are generated for 10 years from the corresponding facilities’ in-service dates. PGE’s PTC generation will end at various dates through 2034. The generation of PTCs from Tucannon River Wind Farm ended in 2024. ITCs are generated on qualifying renewable energy and infrastructure projects placed in service during 2023, 2024, and 2025. In accordance with the deferral method of accounting, ITCs are recorded as a deferred credit when generated and amortized as a reduction of income tax expense over the estimated useful life of the related properties. These energy-related tax credits are presented net of any transfer discounts. Federal tax credits also include all other federal tax credits and related

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

deferrals. The tax credit deferrals are established to provide the benefit back to customers over a period agreed upon with the OPUC.
(3)
Under IRC Section 162(m), the tax deduction for compensation paid to certain executive officers is limited to $1 million per year.
(4)
The effect of ratemaking on income tax accounting primarily reflects excess deferred income taxes related to remeasurement under the Tax Cuts and Jobs Act. The majority of excess deferred income tax is subject to Internal Revenue Service normalization rules and will be reversed over the remaining regulatory life of the assets using the average rate assumption method.

Deferred income tax assets and liabilities consist of the following (in millions):

	As of December 31,
	2025	2024
Deferred income tax assets:
Employee benefits	$79	$89
Regulatory liabilities	21	28
Tax credits, net of transfer discount	61	69
Deferred investment tax credits	73	14
Price risk management	50	51
Total deferred income tax assets	284	251
Deferred income tax liabilities:
Depreciation and amortization	711	633
Regulatory assets	156	169
Other	18	13
Total deferred income tax liabilities	885	815
Deferred income tax liability, net	$601	$564

As of December 31, 2025, PGE has federal credit carryforwards of $69 million. These credits primarily consist of PTCs, which will expire at various dates through 2045. In determining the need for a valuation allowance, PGE considered anticipated proceeds from the sale of tax credits. However, PGE believes it is more likely than not that its deferred income tax assets as of December 31, 2025 and 2024 will be realized. Accordingly, no material valuation allowance has been recorded. As of December 31, 2025, and 2024, PGE had no material unrecognized tax benefits.

On April 17, 2024, PGE received approval from the OPUC to transfer 2024 and 2025 PTCs and record any difference between the full value and the discounted value as a deferred regulatory asset. On August 20, 2025 and December 15, 2025, PGE received approval from the OPUC to transfer 2025 ITCs and return the net proceeds from the sale to PGE customers. PGE transferred tax credits, net of discounts, of $179 million and $112 million for cash proceeds in 2025 and 2024, respectively. The 2025 proceeds included $37 million from PTC sales and $142 million from ITC sales, net of discounts.

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

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Supplemental cash flow information related to cash paid for income taxes consists of the following (in millions):

	Years Ended December 31,
	2025	2024	2023
Cash paid (received) for income taxes, net:
Federal
Federal income taxes paid	$4	$4	$10
Tax credit sales	(179)	(112)	(23)
State and local
Oregon	12	17	21
Other	1	1	4

NOTE 13: EQUITY-BASED PLANS

At-the-Market Offering Program

In July 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through at-the-market offering programs. The Company entered into forward sale agreements for 5,756,432 shares and 1,420,049 shares in 2025 and 2024, respectively. In 2024, the Company issued 1,066,549 shares pursuant to the forward sale agreements and received net proceeds of $50 million. During 2025, the Company issued 5,919,618 shares pursuant to the forward sale agreements and received net proceeds of $250 million. The Company could have physically settled the remaining amount by delivering 190,314 shares in exchange for cash of $8 million as of December 31, 2025. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

Prior to settlement, the potentially issuable shares pursuant to the agreements will be considered in PGE’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PGE’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the agreements less the number of shares that could be purchased by PGE in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of PGE’s stock during the reporting period is higher than the average forward sale price during the reporting period. As of the year ended December 31, 2025, an incremental 5,025 shares were included in the calculation of diluted EPS related to the securities under the agreements. For additional information concerning the Company’s diluted earnings per share, see Note 15, Earnings Per Share.

Employee Stock Purchase Plan

PGE has an employee stock purchase plan (ESPP) under which a total of 1,125,000 shares of the Company’s common stock may be issued. The ESPP permits all eligible employees to purchase shares of PGE common stock through regular payroll deductions, which are limited to 10% of base pay. Each year, employees may purchase up to a maximum of $25,000 in common stock or 1,500 shares (based on fair value on the purchase date), whichever is less. Two six-month offering periods occur annually, January 1 through June 30 and July 1 through December 31, during which eligible employees may contribute toward the purchase of shares of PGE common stock. Purchases occur the last day of the offering period, at a price equal to 95% of the fair value of the stock on the purchase date. As of December 31, 2025, there were 506,969 shares available for future issuance pursuant to the ESPP.

Dividend Reinvestment and Direct Stock Purchase Plan

PGE has a Dividend Reinvestment and Direct Stock Purchase Plan (DRIP), under which a total of 2,500,000 shares of the Company’s common stock may be issued. Under the DRIP, investors may elect to buy shares of the

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Company’s common stock or elect to reinvest cash dividends in additional shares of the Company’s common stock. As of December 31, 2025, there were 2,451,588 shares available for future issuance pursuant to the DRIP.

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

	Units	Weighted Average Grant Date Fair Value
Nonvested units as of December 31, 2022	579,461	$49.23
Granted	421,788	47.82
Forfeited	(57,566)	48.03
Vested	(297,986)	52.45
Nonvested units as of December 31, 2023	645,697	47.57
Granted	478,509	41.02
Forfeited	(20,774)	45.32
Vested	(306,639)	44.76
Nonvested units as of December 31, 2024	796,793	44.78
Granted	582,444	41.68
Forfeited	(39,944)	42.48
Vested	(364,659)	47.31
Nonvested units as of December 31, 2025	974,634	42.58

A total of 4,687,500 shares of common stock were registered for issuance under the Plan, of which 779,123 shares remain available for future issuance as of December 31, 2025.

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

Time-based RSUs generally vest over a period of up to three years from the grant date. The fair value of time-based RSUs is measured based on the closing price of PGE common stock on the date of grant and charged to compensation expense on a straight-line basis over the requisite service period for the entire award. The total value of time-based RSUs vested was $10 million for the year ended December 31, 2025, $8 million for 2024, and $9 million for 2023.

Performance-based RSUs vest based on the extent to which performance goals are met at the end of a three-year performance period, subject to adjustment by the Compensation, Culture and Talent Committee of PGE’s Board of Directors. The number of RSUs that may vest under the grants is based on three equally-weighted metrics: i) actual return on equity relative to allowed return on equity (ROE); ii) average EPS growth; and iii) average megawatts of forecast energy from clean or certain low-carbon emitting resources added to PGE’s energy supply portfolio—and relative total shareholder return (TSR) as a modifier to the total of the three equally-weighted metrics for 2023 and 2024 grants. For 2025 grants, ROE is replaced with TSR as one of the three equally-weighted metrics, and there is no modifier. Based on the attainment of the goals, the number of RSUs that vest can range from zero to 200% of the RSUs granted.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

For return on equity, average EPS growth, and carbon reduction metrics of the performance-based RSUs, fair value is measured based on the NYSE closing price of PGE common stock on the date of grant. For the TSR portion of the performance-based RSUs, fair value is determined using a Monte Carlo simulation with the following weighted average assumptions:

	2025			2024			2023
Risk-free interest rate			4.4%			4.3%			4.2%
Expected term (in years)			2.9			2.9			2.9
Volatility	15.5%	—	65.8%	12.4%	—	53.2%	21.8%	—	31.5%

There is no expected dividend yield used in the valuation, as it is assumed that all dividends distributed during the performance period are reinvested in the Company’s underlying stock. The fair value of performance-based RSUs is charged to compensation expense on a straight-line basis over the requisite service period for the entire award based on the number of shares expected to vest. Stock-based compensation expense was calculated assuming the attainment of performance goals that would allow the weighted average vesting of 98.40%, 115.07%, and 81.65% of awarded performance-based RSUs for the respective 2025, 2024, and 2023 grants, with an estimated 5% forfeiture rate on the grant date.

The total value of performance-based RSUs vested was $8 million for the year ended December 31, 2025, $6 million for 2024, and $7 million for 2023.

Stock-based compensation, included in Administrative and other expense in the consolidated statements of income, was $16 million for the year ended December 31, 2025, $24 million for 2024, and $17 million in 2023. Such amounts differ from those reported in the consolidated statements of shareholders’ equity for stock-based compensation due primarily to the impact from the income tax payments made on behalf of employees. The Company withholds a portion of the vested shares for the payment of income taxes on behalf of the employees. Not included in Administrative and other expenses in the consolidated statements of income, is the net impact from these income tax payments, partially offset by the issuance of DERs, resulting in a charge to shareholders’ equity of $4 million in 2025, 2024 and 2023.

As of December 31, 2025, unrecognized stock-based compensation expense was $9 million, which is expected to be recognized over a weighted average period of one to three years. No stock-based compensation costs have been capitalized.

NOTE 15: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the year using the treasury stock method. Potential common shares consist of: i) employee stock purchase plan shares; ii) contingently issuable time-based and performance-based restricted stock units, along with associated DERs; and iii) shares issuable pursuant to the at-the-market offering program. See Note 13, Equity-based Plans, for additional information on the at-the-market offering program and the resulting impact on earnings per share. Unvested performance-based restricted stock units and associated DERs are included in dilutive potential common shares only after the performance criteria have been met. Anti-dilutive stock awards are excluded from the calculation of diluted earnings per common share.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Net income attributable to PGE common shareholders is the same for both the basic and diluted earnings per share computations. The reconciliations of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Weighted average common shares outstanding—basic	110,471	103,946	97,760
Dilutive potential common shares	268	213	192
Weighted average common shares outstanding—diluted	110,739	104,159	97,952

NOTE 16: COMMITMENTS AND GUARANTEES

Purchase Commitments

As of December 31, 2025, PGE’s estimated future minimum payments pursuant to purchase obligations for the following five years and thereafter are as follows (in millions):

	Payments Due
	2026	2027	2028	2029	2030	Thereafter	Total
Capital and other purchase commitments	$414	$136	$24	$13	$1	$40	$628
Purchased power and fuel:
Electricity purchases	504	400	395	389	324	2,888	4,900
Capacity contracts	218	128	129	130	125	618	1,348
Public utility districts	10	9	7	1	1	13	41
Natural gas	88	74	36	30	30	161	419
Coal and transportation	38	38	38	38	—	—	152
Total	$1,272	$785	$629	$601	$481	$3,720	$7,488

Capital and other purchase commitments—Certain commitments have been made for 2026 and beyond that include those related to hydro licenses, upgrades to generation, distribution, transmission and energy storage facilities, information systems, and system maintenance work. Termination of these agreements could result in cancellation charges.

Subsequent to December 31, 2025, PGE has entered into agreements to construct two solar and battery hybrid projects for a total of 615 MW. These projects are not included in the table above and are summarized as follows:

•
Biglow Optimization—PGE entered into an agreement to construct a 125 MW solar facility and a 125 MW BESS in Sherman County, Oregon. PGE will own the resource with an investment of approximately $540 million, excluding AFUDC. The project has an estimated commercial operation date at the end of 2027.
•
Wheatridge Expansion—PGE and NextEra Energy, Inc. entered into agreements to construct a 240 MW solar facility and a 125 MW BESS facility, located in Morrow County, Oregon. PGE will own 110 MW of solar and 65 MW of BESS production capacity with an investment of approximately $490 million, excluding AFUDC. NextEra Energy, Inc. which operates the facility, owns the remaining 130 MW of solar and 60 MW of BESS production capacity and sells their portion of the output to PGE under a 30-year PPA. The project has an estimated commercial operation date at the end of 2027.

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

Public utility districts—PGE has long-term PPAs with certain public utility districts (PUDs) in the state of Washington:

•
Grant County PUD for the Priest Rapids and Wanapum Hydroelectric Projects, and
•
Douglas County PUD for the Wells Hydroelectric Project.

Under one of the Grant County agreements, the Company is required to pay its proportionate share of the operating and debt service costs of the hydroelectric projects whether they are operable or not. Under one of the Douglas County agreements, the Company is required to make monthly payments for capacity that will not vary with annual project generation provided to PGE. The Company has estimated the capacity payments, which are subject to annual adjustments based on Douglas County’s loads, and included the estimated amounts in the table above. The future minimum payments for the PUDs in the preceding table reflect the principal and capacity payments only and do not include interest, operation, or maintenance expenses.

Selected information regarding these projects is summarized as follows (dollars in millions):

	Capacity Charges and Revenue Bonds as of December 31,	PGE’s Average Share as of December 31, 2025		Contract	Total PGE Contract Costs
	2025	Output	Capacity	Expiration	2025	2024	2023
			(in MW)
Priest Rapids and Wanapum	$1,584	8.6%	163	2052	$67	$75	$77
Wells	200	3.5%	25	2028	10	11	11

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

Coal—The Company has a coal agreement with take-or-pay provisions related to Colstrip Units 3 and 4 coal-fired generating plant (Colstrip) that expires in December 2029.

Guarantees

PGE enters into financial agreements, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. In connection with the agreement to transfer certain tax credits generated in 2023 through 2025, PGE provided indemnification against the buyer’s losses related to a failure to satisfy the PTC and ITC qualification or transferability requirements under the Internal Revenue Code, but not due to the action or legal tax status of the buyer or a change in tax law. As of December 31, 2025, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the consolidated balance sheets with respect to these indemnities.

NOTE 17: LEASES

PGE determines if an arrangement is a lease at commencement and whether the arrangement is classified as an operating or finance lease. At commencement of the lease, PGE records a right-of-use (ROU) asset and lease liability in the consolidated balance sheets based on the present value of lease payments over the term of the arrangement. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent PGE's obligation to make lease payments arising from the lease. If the implicit rate is not readily determinable in the contract, PGE uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Contract terms may include options to extend or terminate the lease, and, when the Company deems it is reasonably certain that PGE will exercise that option, it is included in the ROU asset and lease liability.

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

PGE does not record leases with a term of 12-months or less in the consolidated balance sheets. Total short-term lease costs as of December 31, 2025 are immaterial. PGE has lease agreements with lease and non-lease components, which are accounted for separately.

The Company’s leases relate primarily to the use of land, support facilities, gas storage, energy storage equipment, and PPAs that rely on identified plant. Variable payments are generally related to gas storage and PPAs for components dependent upon variable factors, such as energy production and property taxes, and are not included in the determination of the present value of lease payments.

The components of lease cost were as follows (in millions):

	2025	2024
Operating lease cost	$26	$2
Finance lease cost:
Amortization of right-of-use assets	$14	$14
Interest on lease liabilities	14	14
Total finance lease cost	$28	$28

Variable lease cost	$22	$28

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Supplemental information related to amounts and presentation of leases in the consolidated balance sheets is presented below (in millions):

		As of December 31,
	Balance Sheet Classification	2025	2024
Operating Leases:
Operating lease right-of-use assets	Other noncurrent assets	$303	$312

Current liabilities	Accrued expenses and other current liabilities	$26	$26
Noncurrent liabilities	Other noncurrent liabilities	277	286
Total operating lease liabilities *		$303	$312
Finance Leases:
Finance lease right-of-use assets	Electric utility plant, net	$262	$276

Current liabilities	Current portion of finance lease obligations	$27	$27
Noncurrent liabilities	Finance lease obligations, net of current portion	263	276
Total finance lease liabilities *		$290	$303

* Included in lease liabilities are $577 million and $599 million related to purchased power and storage contracts for the years ended December 31, 2025 and 2024, respectively. These agreements include hydro and natural gas generation PPAs, gas storage, and battery storage, all of which are included within the Company’s AUT and PCAM regulatory mechanisms.

Lease term and discount rates were as follows:

	December 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term (in years)
Operating leases	21	22
Finance leases	19	20
Weighted Average Discount Rate
Operating leases	5.8%	5.8%
Finance leases	4.8%	4.8%

PGE’s gas storage finance lease contains five 10-year renewal periods which have not been included in the finance lease obligation.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2025, maturities of lease liabilities were as follows (in millions):

	Operating Leases		Finance Leases
	PPA*	Other	PPA*	Other
2026	$25	$1	$27	$—
2027	25	1	27	—
2028	25	1	26	—
2029	25	1	26	—
2030	25	1	26	—
Thereafter	349	39	304	—
Total lease payments	474	44	436	—
Less imputed interest	(187)	(28)	(146)	—
Total	$287	$16	$290	$—

* These agreements include hydro and natural gas generation PPAs, gas storage, and battery storage contracts, all of which are included within the Company’s AUT and PCAM regulatory mechanisms.

Supplemental cash flow information related to leases for the years indicated was as follows (in millions):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$26	$3	$4
Operating cash flows used in finance leases	14	14	15
Financing cash flows used in finance leases	14	6	6
Right-of-use assets obtained in leasing arrangements:
Operating leases	$—	$295	$—

Battery storage agreements—PGE has entered into three battery storage PPAs subsequent to December 31, 2025 that are expected to be accounted for as leases upon commencement. These projects are summarized as follows:

•
on January 9, 2026 PGE entered into an agreement with an expected lease commencement date in December 2027 and a term of 20 years, pending OPUC approval of a waiver filing. The expected total fixed contract consideration will approximate $612 million over the lease term;
•
on February 15, 2026, PGE entered into an agreement with an expected lease commencement date in December 2027 and a term of 30 years, subject to approvals. The expected total fixed contract consideration will approximate $331 million over the lease term; and
•
on February 15, 2026, PGE entered into an agreement with an expected lease commencement date in June 2028 and a term of 20 years, pending OPUC approval of a waiver filing. The expected total fixed contract consideration will approximate $636 million over the lease term.

NOTE 18: JOINTLY-OWNED PLANT

As of December 31, 2025, PGE had the following investments in jointly-owned plant (dollars in millions):

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	PGE Share	In-service Date	Plant In-service	Accumulated Depreciation (1)	Construction Work In Progress
Colstrip - Generation	20%	1986	$512	$501	$3
Colstrip-Transmission	Various (2)	1986	74	45	1
Pelton/Round Butte	50.01%	1958 / 1964	242	81	10
Total			$828	$627	$14

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

A Portland Harbor site remedial investigation was completed pursuant to an agreement between the EPA and several PRPs known as the Lower Willamette Group (LWG), which did not include PGE. The LWG funded the remedial investigation and feasibility study and stated that it had incurred $115 million in investigation-related costs. The Company anticipates that such costs will ultimately be allocated to PRPs, as a part of the allocation process for remediation costs of the EPA’s preferred remedy.

The EPA finalized the feasibility study, along with the remedial investigation, and the results provided the framework for the EPA to determine a clean-up remedy for Portland Harbor that was documented in a Record of Decision (ROD) issued in 2017. The ROD outlined the EPA’s selected remediation plan for clean-up of Portland

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

In November 2024, the EPA issued a Special Notice Letter (SNL) to 60 entities, including PGE, with requirements and deadlines that may ultimately lead to litigation, in relation to Portland Harbor. By letter dated May 30, 2025, PGE responded in coordination with other SNL recipients, as recommended by the EPA. Formal negotiations are anticipated to take approximately two years, concluding in fall 2026 and no later than March 2027, according to the EPA.

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

The NRD trustees may seek to negotiate legal settlements or take other legal actions against the parties responsible for the damages. Funds from such settlements must be used to restore injured resources and may also

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

compensate the trustees for costs incurred in assessing the damages. PGE’s portion of NRD liabilities related to Portland Harbor are immaterial.

The impact of costs related to EPA and NRD liabilities on the Company’s results of operations is mitigated by the Portland Harbor Environmental Remediation Account (PHERA) mechanism. As approved by the OPUC, the PHERA allows the Company to defer estimated liabilities and recover prudently incurred environmental expenditures related to Portland Harbor through a combination of third-party proceeds, including but not limited to insurance recoveries, and, if necessary, through customer prices. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds. Annual expenditures in excess of $6 million, excluding expenses related to contingent liabilities, are subject to an annual earnings test and would be ineligible for recovery to the extent PGE’s actual regulated return on equity exceeds its return on equity as authorized by the OPUC in PGE’s most recent GRC. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or ineligible per the prescribed earnings test. The Company plans to seek recovery of any costs resulting from EPA’s determination of liability for Portland Harbor through application of the PHERA. At this time, PGE is not recovering any Portland Harbor cost from the PHERA through customer prices.

Colstrip-Related Matters

The Company has a 20% ownership interest in Colstrip, which is located in the state of Montana and operated by one of the co-owners, Talen Montana, LLC. Various business disagreements have arisen amongst the co-owners regarding interpretation of the Ownership and Operation Agreement and other matters. In 2021, an arbitration process was initiated by co-owner, NorthWestern Corporation, against all other co-owners of Colstrip to address such business disagreements and to determine whether co-owners representing 55% or more of the ownership shares can vote to close one or both units of Colstrip, or, alternatively, whether unanimous consent is required. The parties have agreed to stay the arbitration proceedings indefinitely. PGE cannot predict the ultimate outcome of this matter.

Wrongful Death Claims

In September 2025, PGE received a complaint filed in Multnomah County Circuit Court on behalf of the estates of three members of the public and their relatives, with regard to three fatalities that occurred during the January 2024 storm and severe winter weather event. The lawsuit seeks a total of $375 million related to their deaths and surviving family members’ claims. Business entities that own and operate an apartment complex, along with a nearby property owner, are also named as defendants. At this time, as the case is in its early stages, PGE is unable to estimate a range of any reasonably possible loss. The Company denies liability and plans to defend its case.

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

The table below provides information about the Company’s single business segment, including significant segment expenses, and includes reconciliation to Consolidated Net Income (dollars in millions):

	Years Ended December 31,
	2025	2024	2023
Total revenues	$3,576	$3,440	$2,923
Operating expenses:
Purchased power and fuel	1,411	1,418	1,190
Operating and maintenance expense:
Generation, transmission and distribution	450	436	374
Administrative and other	392	403	341
Total operating and maintenance expense	842	839	715
Depreciation and amortization	578	496	458
Taxes other than income taxes	190	175	164
Total operating expenses	3,021	2,928	2,527
Income from operations	555	512	396
Interest expense, net:
Interest expense	243	226	186
Allowance for borrowed funds used during construction	11	15	13
Total interest expense, net	232	211	173
Other income, net:	36	49	50
Income before income taxes	359	350	273
Income tax expense	53	37	45
Consolidated Net income	$306	$313	$228

Certain additional financial information relating to the Company’s single business segment was as follows (dollars in millions):

	Years Ended December 31,
	2025	2024	2023
Total assets	$13,230	$12,544	$11,208
Capital expenditures	(1,189)	(1,268)	(1,358)
Equity method investments	19	13	9

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 21: SUBSEQUENT EVENTS

On February 15, 2026, PGE, through a newly formed, wholly owned subsidiary, entered into an Asset Purchase and Service Area Transfer Agreement (the “Agreement”) with PacifiCorp, an indirect subsidiary of Berkshire Hathaway Energy Company, to acquire select portions of PacifiCorp’s Washington state regulated utility retail business. Under the Agreement, PGE would acquire certain assets and liabilities related to generation, transmission, and distribution business to serve the related service area comprised of approximately 140,000 customers. The stated purchase price is $1.9 billion in cash, subject to customary adjustments, including adjustments for net working capital, regulatory assets and liabilities, assumed liabilities, and capital expenditures at closing.

The acquisition is supported by a fully committed bridge facility with Barclays Bank PLC and JPMorgan Chase Bank, N.A. for $1.9 billion. The Company expects to permanently finance the transaction through a balanced mix of debt, equity, and its minority investment partner, Manulife Infrastructure Fund III L.P. and its affiliates including John Hancock Life Insurance Company (USA) (“Manulife”). In connection with the financing plan, PGE expects equity commitments from Manulife to finance up to $600 million of the purchase. Assuming the closing of the transactions contemplated by the Agreement and the consummation of the financing transactions, Manulife will be the Company's joint venture partner in the business. PGE would remain majority owner and sole operator.

The Agreement also provides for certain termination rights, and under certain specified circumstances, the Company may be required to pay PacifiCorp a termination fee of $35 million. The transaction is expected to consummate twelve months after submission of regulatory filings, subject to customary closing conditions and regulatory approvals, including under the Hart-Scott-Rodino Act, Section 203 of the Federal Power Act from the FERC, the Washington Utilities and Transportation Commission (“WUTC”), the OPUC, the Idaho Public Utilities Commission (“IPUC”), the Public Service Commission of Utah (“UPSC”), the Public Utilities Commission of the State of California (“CPUC”) and the Public Service Commission of Wyoming (“WPSC”), and certain other federal and state regulatory approvals.

The transaction is expected to be accounted for as a business combination pursuant to ASC 805, Business Combinations, using the acquisition method of accounting and in which PGE would record the fair value of the assets acquired and liabilities assumed as of the acquisition date. To the extent that the consideration transferred is greater than the fair value of the net assets acquired, goodwill will be recorded.

Through December 31, 2025 and the date of filing, fees incurred as a part of the acquisition have been immaterial.

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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report pursuant to Rule 13a-15(c) under the Exchange Act. Management’s assessment was based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting, as of December 31, 2025, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who audits the Company’s consolidated financial statements, as stated in their report included in Item 8.—“Financial Statements and Supplementary Data,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2025.

(c)
Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended December 31, 2025, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Benjamin Felton (Executive Vice President Chief Operating Officer)	Adoption (November 5, 2025)	Rule 10b5-1 trading arrangement	Until February 26, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 9,938 shares of common stock

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Item 10 is incorporated herein by reference to the relevant information under the captions “Corporate Governance” and “Item 1: Election of Directors” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (SEC) in connection with the Annual Meeting of Shareholders. Information regarding executive officers of Portland General Electric Company may be found in Part I, Item 1. Business of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the relevant information under the captions “Item 1: Election of Directors—Director Compensation,” “Item 1: Election of Directors—Board Committees—Compensation, Culture and Talent Committee—Compensation, Culture and Talent Committee Interlocks,” “Compensation, Culture and Talent Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the relevant information under the captions “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers,” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the relevant information under the captions “Principal Accountant Fees and Services” and “Pre-Approval Policy for Independent Auditor Services” 1in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the SEC in connection with the Annual Meeting of Shareholders.

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

10.3*

Third Amendment to Credit Agreement, dated as of September 10, 2024, among Portland General Electric Company, the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (Form 10-K filed February 14, 2025, Exhibit 10.3).

Exhibit Number	Description
10.4*

Fourth Amendment to Credit Agreement, dated September 10, 2025, among Portland General Electric Company, the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (Form 10-Q filed October 31, 2025, Exhibit 10.1).

10.5*	Portland General Electric Company Outplacement Assistance Plan dated June 15, 2005 (Form 8-K filed June 20, 2005, Exhibit 10.2) (File No. 001-05532-99). +
10.6*	Portland General Electric Company 2005 Management Deferred Compensation Plan dated January 1, 2005 (Form 10-K filed March 11, 2005, Exhibit 10.18) (File No. 001-05532-99). +
10.7*	Portland General Electric Company Management Deferred Compensation Plan dated March 12, 2003 (Form 10-Q filed May 15, 2003, Exhibit 10.1) (File No. 001-05532-99). +
10.8*	Portland General Electric Company Supplemental Executive Retirement Plan dated March 12, 2003 (Form 10-Q filed May 15, 2003, Exhibit 10.2) (File No. 001-05532-99). +
10.9*	Portland General Electric Company 2006 Outside Directors’ Deferred Compensation Plan (Form 8-K filed May 17, 2006, Exhibit 10.1) (File No. 001-05532-99). +
10.10*	Form of Directors’ Restricted Stock Unit Agreement (Form 10-K filed February 15, 2019, Exhibit 10.18).+
10.11*	Portland General Electric Company Amended and Restated Severance Pay Plan for Executive Employees (the “Amended Plan”), effective July 27, 2021 (Form 10-Q filed July 30, 2021, Exhibit 10.1).+
10.12*	Portland General Electric Company Annual Cash Incentive Plan as amended and restated effective July 27, 2021 (Form 10-Q filed July 30, 2021, Exhibit 10.2).+
10.13*	Portland General Electric Company Stock Incentive Plan as amended and restated effective April 21, 2023 (Form DEF 14A filed March 10 2023, Appendix A).+
10.14*	Form of Officers’ and Key Employees’ Performance Stock Unit Agreement. (Form 10-K filed February 17, 2022, Exhibit 10.15).+
10.15*	Form of Officers’ and Key Employees’ Restricted Stock Unit Agreement. (Form 10-K filed February 17, 2022, Exhibit 10.16).+
10.16*	Portland General Electric Company Agreement Concerning Indemnification and Related Matters (Form 10-Q filed October 27, 2023, Exhibit 10.1).+
(19)	Insider Trading Policy
19.1*	Portland General Electric Company Insider Trading Policy effective December 19, 2024 (Form 10-K filed February 20, 2024, Exhibit 19.1).
(23)	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
(32)	Section 1350 Certifications
32.1	Certifications of Chief Executive Officer and Chief Financial Officer.
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
97.1*	Portland General Electric Company Amended and Restated Incentive Compensation Clawback and Cancellation Policy. (Form 10-K filed February 20, 2024, Exhibit 97.1)
(101)	Interactive Data File
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101

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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2026.

PORTLAND GENERAL ELECTRIC COMPANY

By:	/s/ MARIA M. POPE
Maria M. Pope
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 17, 2026.

Signature	Title

/s/ MARIA M. POPE	President, Chief Executive Officer, and Director (principal executive officer)
Maria M. Pope

/s/ JOSEPH R. TRPIK	Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)
Joseph R. Trpik

/s/ MARIE OH HUBER	Director
Marie Oh Huber

/s/ KATHRYN J. JACKSON	Director
Kathryn J. Jackson

/s/ RENÉE J. JAMES	Director
Renée J. James

/s/ MICHAEL A. LEWIS	Director
Michael A. Lewis

/s/ MICHAEL H. MILLEGAN	Director
Michael H. Millegan

/s/ JOHN O’LEARY	Director
John O’Leary

/s/ PATRICIA S. PINEDA	Director
Patricia S. Pineda

/s/ JAMES P. TORGERSON	Director
James P. Torgerson