Form 10-Q
period 2026-03-31
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2026-05-01
CIK 784977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of shares of common stock outstanding as of April 24, 2026 is 115,730,011 shares.

PORTLAND GENERAL ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Revenues, net	$863	$932
Alternative revenue programs, net of amortization	16	(4)
Total revenues	879	928
Operating expenses:
Purchased power and fuel	361	368
Generation, transmission and distribution	110	110
Administrative and other	106	96
Depreciation and amortization	144	140
Taxes other than income taxes	51	46
Total operating expenses	772	760
Income from operations	107	168
Interest expense, net	60	56
Other income:
Allowance for equity funds used during construction	3	5
Miscellaneous income, net	4	5
Other income, net	7	10
Income before income tax expense	54	122
Income tax expense	9	22
Net income and Comprehensive income	$45	$100

Weighted-average common shares outstanding (in thousands):
Basic	115,641	109,423
Diluted	116,140	109,683

Earnings per share:
Basic	$0.39	$0.91
Diluted	$0.38	$0.91

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8	$76
Accounts receivable, net	405	460
Inventories	130	124
Regulatory assets—current	243	168
Other current assets	224	244
Total current assets	1,010	1,072
Electric utility plant, net	11,103	10,993
Regulatory assets—noncurrent	552	619
Nuclear decommissioning trust	40	42
Non-qualified benefit plan trust	35	36
Other noncurrent assets	464	468
Total assets	$13,204	$13,230

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(Dollars in millions)

(Unaudited)

	March 31, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277	$330
Liabilities from price risk management activities—current	167	158
Short-term debt	9	—
Current portion of finance lease obligation	27	27
Accrued expenses and other current liabilities	449	478
Total current liabilities	929	993
Long-term debt, net of current portion	4,658	4,662
Regulatory liabilities—noncurrent	1,503	1,490
Deferred income taxes	623	601
Deferred investment tax credits	193	194
Unfunded status of pension and postretirement plans	93	107
Liabilities from price risk management activities—noncurrent	73	56
Asset retirement obligations	301	299
Non-qualified benefit plan liabilities	68	70
Finance lease obligations, net of current portion	259	263
Other noncurrent liabilities	384	362
Total liabilities	9,084	9,097
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, no par value, 160,000,000 shares authorized; 115,729,030 and 115,559,079 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,386	2,382
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	1,738	1,755
Total shareholders’ equity	4,120	4,133
Total liabilities and shareholders’ equity	$13,204	$13,230

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$45	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144	140
Deferred income taxes	14	20
Allowance for equity funds used during construction	(3)	(5)
Alternative revenue programs	(16)	4
Regulatory assets	12	(5)
Regulatory liabilities	31	(8)
Tax credit sales	3	3
Other non-cash income and expenses, net	43	32
Changes in working capital:
Accounts receivable, net	52	(25)
Inventories	(6)	3
Margin deposits	45	55
Accounts payable and accrued liabilities	(48)	(37)
Margin deposits from wholesale counterparties	3	5
Other working capital items, net	(3)	(28)
Other, net	(48)	(23)
Net cash provided by operating activities	268	231
Cash flows from investing activities:
Capital expenditures	$(259)	$(359)
Sales of Nuclear decommissioning trust securities	3	—
Purchases of Nuclear decommissioning trust securities	(3)	(2)
Other, net	(3)	(15)
Net cash used in investing activities	(262)	(376)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	310
Payments on long-term debt	—	(102)
Issuance of commercial paper, net	9	—
Dividends paid	(60)	(55)
Other	(23)	(9)
Net cash (used) provided by financing activities	(74)	144
Change in cash and cash equivalents	(68)	(1)
Cash and cash equivalents, beginning of period	76	12
Cash and cash equivalents, end of period	$8	$11
Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$51	$43
Cash paid (received) for income taxes, net	1	(1)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon (State). The Company also participates in the wholesale market by purchasing and selling electricity, natural gas, and environmental credits in an effort to meet the needs of, and obtain reasonably-priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts. In addition, PGE performs wholesale market services for third parties in the region. The Company develops products and service offerings for the benefit of retail and wholesale customers. PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company owns unregulated, non-utility real estate comprised primarily of PGE’s corporate headquarters. The Company’s corporate headquarters is located in Portland, Oregon and its approximately 4,000 square mile, State-approved service area, entirely within the State, encompasses 51 incorporated cities. As of March 31, 2026, PGE served 961,000 retail customers within a service area of approximately 2 million residents.

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

The financial information included herein as of and for the three months ended March 31, 2026 and 2025 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of a normal recurring nature, unless otherwise noted. The financial information as of December 31, 2025 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 17, 2026, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three months ended March 31, 2026 and 2025.

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

Reclassifications

To conform with current year presentation, the Company has reclassified Pension and other post retirement benefits of $2 million to Other non-cash income and expenses in the operating activities section of the condensed consolidated statements of cash flows for the three-months ended March 31, 2025.

Pending Acquisition

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

Upon execution of the Agreement, the acquisition was supported by a fully committed bridge facility with Barclays Bank PLC and JPMorgan Chase Bank, N.A. for $1.9 billion. On March 23, 2026, the bridge facility was amended to an amount of approximately $1.3 billion and at the same time, the Company entered into a 364-day Delay Draw Term Loan in the amount of approximately $700 million. Borrowings under the Delayed Draw Term Loan bear interest at a rate equal to either (i) Term SOFR Rate, or (ii) the Alternate Base Rate in each case, plus an applicable margin determined by reference to the Company’s long-term debt securities credit ratings. The Company expects to permanently finance the transaction through a balanced mix of debt, equity, and its minority investment partner, Manulife Infrastructure Fund III L.P. and its affiliates including John Hancock Life Insurance Company (USA) (“Manulife”). In connection with the financing plan, PGE expects equity commitments from Manulife to finance up to $600 million of the purchase. Assuming the closing of the transactions contemplated by the Agreement and the consummation of the financing transactions, Manulife will be the Company's joint venture partner in the business. PGE would remain majority owner and sole operator.

The Agreement also provides for certain termination rights, and under certain specified circumstances, the Company may be required to pay PacifiCorp a termination fee of $35 million. The transaction is expected to consummate approximately twelve months after submission of regulatory filings, subject to customary closing conditions and regulatory approvals, including under the Hart-Scott-Rodino Act, Section 203 of the Federal Power Act from the FERC, the Washington Utilities and Transportation Commission (“WUTC”), the OPUC, the Idaho Public Utilities Commission (“IPUC”), the Public Service Commission of Utah (“UPSC”), the Public Utilities Commission of the State of California (“CPUC”) and the Public Service Commission of Wyoming (“WPSC”), and certain other federal and state regulatory approvals. PGE submitted regulatory applications related to the Acquisition with the WUTC and the OPUC on March 30, 2026 and April 2, 2026, respectively.

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

NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended March 31,
	2026	2025
Retail:
Residential	$394	$429
Commercial	235	242
Industrial	139	127
Direct access customers	9	9
Subtotal	777	807
Alternative revenue programs, net of amortization	16	(4)
Other accrued revenues, net	(3)	4
Total retail revenues	790	807
Wholesale revenues*	63	100
Other operating revenues	26	21
Total revenues	$879	$928

* Wholesale revenues include $33 million and $50 million related to electricity commodity contract derivative settlements for the three months ended March 31, 2026 and 2025. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

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

Alternative Revenues programs—Revenues related to PGE’s Renewable Adjustment Clause (RAC) is considered earned under alternative revenue programs, as these amounts represent contracts with the regulator and not with customers. Such revenues are presented separately from revenues from contracts with customers and classified as Alternative revenue programs, net of amortization on the condensed consolidated statements of income and comprehensive income. The activity within this line item is comprised of current period deferral adjustments, which can either be a collection from or a refund to customers, and is net of any related amortization. When amounts related to alternative revenue programs are ultimately included in prices and customer bills, the amounts are included within Revenues, net, with an equal and offsetting amount of amortization recorded on the Alternative revenue programs, net of amortization line item. Under the RAC, in 2024 and through February 28, 2025, the Company deferred amounts related to the Clearwater Wind Development (Clearwater). For further information, see “Clearwater RAC” in the Regulatory Assets and Liabilities section of Note 3, Balance Sheet Components.

Wholesale Revenues

PGE participates in the wholesale electricity marketplace in order to balance its supply of power to meet the needs of, and secure reasonably-priced power for, its retail customers, manage risk, and administer its current long-term wholesale contracts. In addition, the Company performs wholesale market services for third parties in the region and sells environmental credits in the wholesale marketplace. Interconnected transmission systems in the western United States serve utilities with diverse load requirements and allow PGE to purchase and sell electricity within the region depending upon: i) the relative price and availability of power; ii) hydro, solar, and wind conditions; and iii) daily and seasonal retail demand.

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

NOTE 3: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net includes $143 million and $180 million of unbilled revenues as of March 31, 2026 and December 31, 2025, respectively. Accounts receivable, net includes an allowance for uncollectible accounts. The following summarizes activity during 2026 in the allowance for credit losses (in millions):

Three Months Ended March 31,
Balance as of beginning of period	$13
Increase in provision	3
Amounts written off	(4)
Recoveries	1
Balance as of end of period	$13

Inventories

PGE’s inventories, which are recorded at average cost, consist primarily of materials and supplies for use in operations, maintenance, and capital activities, as well as fuel, which includes natural gas, coal, and oil, for use in the Company’s generating plants. Periodically, PGE assesses whether inventories are recorded at the lower of average cost or net realizable value.

Other Current Assets

Other current assets consist of the following (in millions):

	March 31, 2026	December 31, 2025
Prepaid expenses	$109	$96
Margin deposits	71	116
Assets from price risk management activities	44	32
Other current assets	$224	$244

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	March 31, 2026	December 31, 2025
Electric utility plant in-service	$16,158	$15,996
Construction work-in-progress	471	416
Total cost	16,629	16,412
Less: accumulated depreciation and amortization	(5,526)	(5,419)
Electric utility plant, net	$11,103	$10,993

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $642 million and $622 million as of March 31, 2026 and December 31, 2025, respectively. Amortization expense related to intangible assets was $21 million and $19 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

Battery storage agreements—PGE has entered into three battery storage PPAs that are expected to be accounted for as leases upon commencement. These projects are summarized as follows:

•
on January 9, 2026 PGE entered into an agreement with an expected lease commencement date in December 2027 and a term of 20 years. The expected total fixed contract consideration will approximate $612 million over the lease term;
•
on February 15, 2026, PGE entered into an agreement with an expected lease commencement date in December 2027 and a term of 30 years, subject to approvals. The expected total fixed contract consideration will approximate $331 million over the lease term; and
•
on February 15, 2026, PGE entered into an agreement with an expected lease commencement date in June 2028 and a term of 20 years, subject to OPUC approval of a waiver filing. The expected total fixed contract consideration will approximate $636 million over the lease term.

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	March 31, 2026			December 31, 2025
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$123		$70	$127		$54
Pension and other postretirement plans	—		64	—		64
Trojan decommissioning activities	—		163	—		161
February 2021 ice storm and damage	13		31	13		33
January 2024 storm and damage	22		22	—		48
Reliability contingency events	39		41	—		90
2020 Labor Day wildfire	5		13	5		14
Wildfire mitigation	23		21	9		33
Other	18		127	14		122
Total regulatory assets	$243		$552	$168		$619
Regulatory liabilities:
Asset retirement removal costs	$—		$1,257	$—		$1,245
Deferred income taxes	—		225	—		228
Clearwater RAC	11		1	21		1
Other	69		20	53		16
Total regulatory liabilities	$80	*	$1,503	$74	*	$1,490

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

On February 9, 2024, PGE filed a Notice of Deferral with the OPUC, under Docket UM 2190, related to the emergency restoration costs for the January storm. On March 18, 2026, PGE received the OPUC's final order for the storm recovery docket which included a disallowance for some operating and maintenance costs of $1 million and application of an earnings test. The OPUC ordered the application of an earnings test at 20 basis points below the Company's 2024 allowed return on equity of 9.5% on the deferred storm costs. The application of the earnings test resulted in an additional $3 million reduction of the previously deferred amounts. After application of adjustments per the final order, PGE's deferred balance as of March 31, 2026 is $44 million, including interest which will begin amortizing on April 1, 2026 over a two year period.

Reliability contingency events—As approved by the OPUC in PGE’s 2024 GRC, the Reliability Contingency Event (RCE) mechanism allows PGE to defer and recover 80% of prudent costs for RCEs above amounts forecasted in the Company’s Annual Power Cost Update Tariff, without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing power cost adjustment mechanism (PCAM). Results of the PCAM are filed annually with the OPUC no later than July 1, initiating a regulatory review process that typically results in a final determination and order from the OPUC by the end of the year of filing, with any resulting refund or collection impacting customer prices effective in the following year. RCE costs incurred and deferred are included in each years' respective PCAM filing. On March 18, 2026, the OPUC issued its final order in the 2024 RCE mechanism docket which resulted in the approval for recovery of $70 million in deferred costs, before consideration of interest, after determining that costs should be shared at a level of 90%, resulting in a reduction of $8 million to the recovery request. In addition, the OPUC disagreed with PGE's method of estimating the impacts related to wind generating resources in the day ahead forecasts of $2 million, resulting in a total reduction of $10 million in previously deferred costs. The OPUC also declined to extend the sunset date for the RCE mechanism. After application of adjustments per the final order, PGE's deferred balance as of March 31, 2026, related to RCEs was $80 million, which includes $78 million related to RCEs deferred in 2024 and $2 million related to RCEs deferred in 2025. The Company expects to file the PCAM for 2025 no later than July 1, 2026. PGE believes the deferred amounts as of March 31, 2026 are probable of recovery.

Wildfire Mitigation—Wildfire Mitigation represents incremental costs and investments made by PGE related to efforts on its system to mitigate the risk of wildfire and improve resiliency to wildfire damage under Oregon Senate Bill 762, enacted in 2021. These efforts include enhanced tree and brush clearing, hardening and undergrounding equipment, and making emergency plans in close partnership with various land and emergency management agencies to further expand the use of a public safety power shutoff, when the risk warrants. In December 2025, PGE submitted its 2026-2028 risk-based Wildfire Mitigation Plan. This plan is subject to annual updates, as well as OPUC's approval.

As of March 31, 2026 and December 31, 2025, PGE’s deferred balance related to incremental wildfire mitigation operating expenses was $44 million and $42 million, respectively. The 2026 balance is comprised of:

•
2024 AAC—As of March 31, 2026, there was $23 million deferred as a regulatory asset in the balancing account related to 2024. On March 18th, 2026, PGE received approval to recover this remaining O&M expense beginning May 1, 2026 with a twelve-month amortization period.
•
2025 AAC—In conjunction with PGE’s filed 2025 Wildfire Mitigation Plan, PGE submitted a series of advice filings in 2025 with the intent of recovering the $56 million related to O&M and $12 million related to the capital revenue requirement in a two-phased approach. The first phase, which includes $24 million of O&M to be collected over a twelve-month period, was approved by the OPUC in February 2025, with a tariff effective date of March 1, 2025. The second phase, which was approved by the OPUC in May 2025, will be collected over a twelve-month period beginning June 1, 2025, and includes $12 million of O&M and the entire $12 million related to capital revenue requirement. Although the OPUC has only approved a portion of PGE’s 2025 wildfire mitigation O&M, PGE does not believe it is precluded from deferring such costs. Any differences between actual expense and customer collections will be recorded as regulatory assets or liabilities within the AAC balancing account, which will be subject to a prudence review, but will not be subject to an earnings test. As of March 31, 2026, there was $11 million deferred as a regulatory asset in the balancing account related to 2025. PGE submitted an additional filing to seek recovery of this remaining O&M expense on April 20, 2026. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

recognized as a charge to earnings.
•
2026 AAC—In conjunction with PGE’s filed 2026 Wildfire Mitigation Plan, PGE submitted an advice filing for the first phase of 2026 with the intent of recovering $28 million related to O&M that was effective on April 1, 2026. PGE expects to file for the second phase of 2026 for additional O&M as well as capital amounts, sometime in the second quarter of 2026. A Commission decision is currently expected on June 25, 2026. Although the OPUC has not approved PGE’s 2026 wildfire mitigation O&M, PGE does not believe it is precluded from deferring such costs. Any differences between actual expense and customer collections will be recorded as regulatory assets or liabilities within the AAC balancing account, which will be subject to a prudence review, but will not be subject to an earnings test. As of March 31, 2026, there was $10 million deferred as a regulatory asset in the balancing account related to 2026. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Clearwater RAC—The Clearwater RAC represents all costs and benefits associated with Clearwater. Under the RAC, during 2023, the Company submitted a filing for Clearwater proposing to defer the revenue requirement, net of net variable power cost (NVPC) benefits, from the in-service date of January 2024 until Clearwater was reflected in customer prices, which was March 1, 2025. For the year ended December 31, 2025, PGE deferred the revenue requirement, net of NVPC benefits resulting in a net regulatory liability of $40 million, which began amortizing as a refund to customers on March 1, 2025 over a twelve month period, as approved in OPUC Order 25-075 issued February 21, 2025. For the period of January 1, 2025 through March 31, 2026, PGE deferred an additional net $13 million regulatory liability, which remains subject to a future regulatory review, representing the deferred revenue requirement that PGE believes is probable of recovery, net of NVPC that is probable of refund to customers under the RAC for that period. The OPUC has significant discretion on overall prudence and in making the final determination of recovery or refund. Any cost disallowance or increased refunds would be recognized as a charge to earnings.

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

As of both March 31, 2026 and December 31, 2025, equity method investments were $19 million, recorded in Other noncurrent assets on the Company’s condensed consolidated balance sheets. For the three months ended March 31 2026, and 2025, the Company's share of net earnings or losses from equity method investments were immaterial. PGE’s share of earnings or losses are recorded as Miscellaneous income, net within Other income, net on the Company’s condensed consolidated statements of income.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	March 31, 2026	December 31, 2025
Accrued employee compensation and benefits	$60	$87
Accrued taxes payable	32	38
Accrued interest payable	53	53
Accrued dividends payable	61	63
Regulatory liabilities—current	80	73
Margin deposits from wholesale counterparties	24	21
Other	139	143
Total accrued expenses and other current liabilities	$449	$478

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Credit Facilities

On September 10, 2025, PGE entered into an amendment of its existing revolving credit facility that extended the scheduled expiration into September 2030. As of March 31, 2026, PGE had a $750 million revolving credit facility that provides the Company the ability to expand to $850 million, if needed. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of March 31, 2026, PGE was in compliance with this covenant with a 53.1% debt-to-total capital ratio.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility in order to allow for coverage of any potential need to repay commercial paper that may be outstanding at the time. As of March 31, 2026, PGE had $9 million of commercial paper outstanding.

Under the revolving credit facility and commercial paper program, as of March 31, 2026, PGE had $9 million of borrowings outstanding and there were no letters of credit issued. As a result, the aggregate unused available credit capacity under the revolving credit facility was $741 million.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has four letter of credit facilities that provide a total capacity of $320 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $115 million were outstanding as of March 31, 2026. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

Pursuant to an order issued by the FERC, the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2028.

Long-term Debt

On March 23, 2026, PGE entered into a 24-month credit agreement with lenders in the aggregate principal of $350 million. On April 8, 2026, PGE drew a loan from the Lenders in the aggregate principal of $40 million and on April 14, 2026, PGE drew an additional loan in the aggregate principal amount of $130 million, with a total outstanding available balance of $180 million. The loans bear interest for the relevant interest period at the Term Secured Overnight Financing Rate (SOFR) plus an Applicable Margin of 110.0 basis points.

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Service cost	$2	$2
Interest cost*	8	8
Expected return on plan assets*	(9)	(9)
Net periodic benefit cost	$1	$1

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

* The net expense portion of non-service cost components are included in Miscellaneous income, net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE estimated the fair value of financial asset and liability instruments as of March 31, 2026 and December 31, 2025, and classified these financial instruments based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

The Company’s financial assets and liabilities whose values were recognized at fair value in the Company’s condensed consolidated balance sheets are as follows by level within the fair value hierarchy (in millions):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$—	$—	$—	$—	$—
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	10	10	—	—	20
Corporate credit	—	10	—	—	10
Money market funds	—	—	—	10	10
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	1	—	—	—	1
Paid Leave Oregon Trust
Money market funds	—	—	—	8	8
Price risk management activities: (1) (4)
Electricity	—	38	4	—	42
Natural gas	—	5	—	—	5
	$11	$63	$4	$18	$96
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$14	$45	$—	$59
Natural gas	—	174	7	—	181
	$—	$188	$52	$—	$240

(1) Activities are subject to regulation, with certain gains and losses deferred pursuant to regulatory accounting and included in Regulatory assets or Regulatory liabilities as appropriate.

(2) Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.

(3) Excludes insurance policies of $34 million, which are recorded at cash surrender value.

(4) For further information, see Note 5, Risk Management.

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

	As of December 31, 2025
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$59	$—	$—	$—	$59
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	14	11	—	—	25
Corporate credit	—	10	—	—	10
Money market funds	—	—	—	7	7
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	1	—	—	—	1
Paid Leave Oregon Trust:
Money market funds	—	—	—	7	7
Price risk management activities: (1) (4)
Electricity	—	29	1	—	30
Natural gas	—	3	—	—	3
	$74	$53	$1	$14	$142
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$13	$37	$—	$50
Natural gas	—	160	4	—	164
	$—	$173	$41	$—	$214

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

Assets and liabilities from price risk management activities classified as Level 3 consist of longer-term commodity forwards, futures, swaps, and options for which fair value is derived using one or more significant inputs that are not observable for the entire term of the instrument, such as tenor of observable market quotes.

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value				Price per Unit
Commodity Contracts	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(in millions)
As of March 31, 2026
Electricity physical forwards	$—	$45	Discounted cash flow	Electricity forward price (per megawatt hour (MWh))	$7.50	$85.77	$55.05
Natural gas financial swaps	—	7	Discounted cash flow	Natural gas forward price (per Decatherm)	1.62	2.54	2.04
Electricity financial futures	4	—	Discounted cash flow	Electricity forward price (per MWh)	25.50	78.00	53.31
	$4	$52
As of December 31, 2025
Electricity physical forwards	$—	$37	Discounted cash flow	Electricity forward price (per MWh)	$22.99	$94.65	$59.28
Natural gas financial swaps	—	4	Discounted cash flow	Natural gas forward price (per Decatherm)	1.67	2.76	2.15
Electricity financial futures	1	—	Discounted cash flow	Electricity forward price (per MWh)	31.00	84.00	52.13
	$1	$41

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Balance as of the beginning of the period	$40	$34
Net realized and unrealized losses/(gains)*	8	9
Transfers from Level 3 to Level 2	—	(4)
Balance as of the end of the period	$48	$39

* Both realized and unrealized losses/(gains), of which the unrealized portions are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Revenues, net or Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income. Amounts include $1 million in net realized gains for both of the three-month periods ended March 31, 2026 and 2025.

Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The value of the Company’s Long-term debt is classified as a Level 2 fair value measurement.

As of March 31, 2026, the carrying amount of PGE’s long-term debt was $4,658 million, net of $21 million of unamortized debt expense, and its estimated aggregate fair value was $4,267 million. As of December 31, 2025, the carrying amount of PGE’s long-term debt was $4,662 million, net of $17 million of unamortized debt expense, and its estimated aggregate fair value was $4,311 million.

NOTE 5: RISK MANAGEMENT

PGE participates in the wholesale marketplace to balance its supply of power, which consists of its own generation combined with wholesale market transactions, to meet the needs of its retail customers, manage risk, and administer the Company’s long-term wholesale contracts. Wholesale market transactions include purchases and sales of both power and fuel resulting from economic dispatch decisions with respect to Company-owned generation resources. The Company also performs wholesale market services for third parties in the region and purchases and sells environmental credits in the wholesale marketplace. As a result of this ongoing business activity, PGE is exposed to commodity price risk and foreign currency exchange rate risk, from which changes in prices and/or rates may affect the Company’s financial position, results of operations, or cash flows.

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	March 31, 2026	December 31, 2025
Current assets:
Commodity contracts:
Electricity	$39	$29
Natural gas	5	3
Total current derivative assets (1)	44	32
Noncurrent assets:
Commodity contracts:
Electricity	3	1
Total noncurrent derivative assets (1)	3	1
Total derivative assets (2)	$47	$33
Current liabilities:
Commodity contracts:
Electricity	$21	$19
Natural gas	146	139
Total current derivative liabilities	167	158
Noncurrent liabilities:
Commodity contracts:
Electricity	38	31
Natural gas	35	25
Total noncurrent derivative liabilities	73	56
Total derivative liabilities (2)	$240	$214

(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.

(2) As of March 31, 2026 and December 31, 2025, no commodity derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035 were as follows (in millions):

	March 31, 2026		December 31, 2025
Commodity contracts:
Electricity	—	MWhs	1	MWhs
Natural gas	232	Decatherms	224	Decatherms
Foreign currency	$3	Canadian	$9	Canadian

PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of March 31, 2026, gross amounts included as Price risk management liabilities subject to master netting agreements were $39 million, entirely for natural gas, for which PGE has posted $10 million collateral. As of December 31, 2025, gross amounts included as Price risk management liabilities subject to master netting agreements were $41 million, all of which was for natural gas, for which PGE had posted $14 million collateral.

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Revenues, net or Purchased power and fuel, as applicable, in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Commodity contracts:
Electricity	$(15)	$9
Natural Gas	97	14

Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended March 31, 2026 and 2025, net losses of $8 million and net gains of $46 million, respectively, have been offset.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of March 31, 2026 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Commodity contracts:
Electricity	$(18)	$2	$5	$4	$4	$20	$17
Natural gas	120	49	5	2	—	—	176
Net unrealized loss	$102	$51	$10	$6	$4	$20	$193

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2026 was $236 million, for which PGE has posted $75 million in collateral, consisting of $13 million of letters of credit and $62 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered at March 31, 2026, the cash requirement to either post as collateral or settle the instruments immediately would have been $168 million. As of March 31, 2026, PGE had no cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheets.

As of March 31, 2026, PGE held from counterparties $24 million in collateral, consisting entirely of cash. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

NOTE 6: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of: i) employee stock purchase plan shares; ii) contingently issuable time-based and performance-based restricted stock units, along with associated dividend equivalent rights; and iii) shares issuable pursuant to the equity forward sale agreement (EFSA) and at-the-market offering (ATM) programs. See Note 7, Shareholders’ Equity, for additional information on the EFSA and ATM programs and the resulting impact on earnings per share. Unvested performance-based restricted stock units and associated dividend equivalent rights are included in dilutive potential common shares only after the performance criteria have been met. Anti-dilutive stock awards are excluded from the calculation of diluted earnings per common share.

For the three months ended March 31, 2026, unvested performance-based restricted stock units and related dividend equivalent rights of 674 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 617 thousand shares excluded for the three months ended March 31, 2025.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Weighted-average common shares outstanding—basic	115,641	109,423
Dilutive effect of potential common shares	499	260
Weighted-average common shares outstanding—diluted	116,140	109,683

NOTE 7: SHAREHOLDERS’ EQUITY

The activity in equity during the three-month periods ended March 31, 2026 and 2025 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other
	Shares	Amount	Comprehensive Loss	Retained Earnings	Total
Balances as of December 31, 2025	115,559,079	$2,382	$(4)	$1,755	$4,133
Issuances of shares pursuant to equity-based plans	169,951	—	—	—	—
Issuance costs pursuant to equity agreements	—	(1)	—	—	(1)
Deferred equity issuance costs	—	(8)	—	—	(8)
Stock-based compensation	—	13	—	—	13
Dividends declared ($0.525 per share)	—	—	—	(62)	(62)
Net income	—	—	—	45	45
Balances as of March 31, 2026	115,729,030	$2,386	$(4)	$1,738	$4,120

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

	Common Stock		Accumulated Other
	Shares	Amount	Comprehensive Loss	Retained Earnings	Total
Balances as of December 31, 2024	109,342,251	$2,118	$(4)	$1,680	$3,794
Issuances of shares pursuant to equity-based plans	161,074	—	—	—	—
Stock-based compensation	—	5	—	—	5
Dividends declared ($0.500 per share)	—	—	—	(55)	(55)
Net income	—	—	—	100	100
Balances as of March 31, 2025	109,503,325	$2,123	$(4)	$1,725	$3,844

At-the-Market Offering Program—In July 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through an ATM program. Pursuant to the 2024 ATM program, the Company entered into forward sale agreements for 1,420,049 shares and 5,756,432 shares in 2024 and 2025, respectively. The Company issued 1,066,549 shares and received net proceeds of $50 million in 2024, and issued 5,919,618 shares and received net proceeds of $250 million in 2025. As of March 31, 2026, the Company could have physically settled the remaining amount by delivering 190,314 shares in exchange for cash of $8 million.

In February 2026, PGE entered into an additional agreement under which it could sell up to $500 million of its common stock through the ATM program. No forward sale agreements were entered into pursuant to the 2026 ATM program as of March 31, 2026. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

Equity Forward Sale Agreement—In February 2026, PGE entered into an EFSA in connection with a public offering of 9,467,455 shares of its common stock. Pursuant to the terms of the EFSA, the forward counterparties borrowed 10,848,125 shares of PGE's common stock, including 1,380,670 shares in connection with the underwriters' exercise of their option to purchase additional shares, from third parties in the open market and sold the shares to a group of underwriters for $50.70 per share, less an underwriting discount equal to $1.4576 per share. PGE will not receive any proceeds from the sale of common stock until the EFSA is settled, and at that time PGE will record the proceeds, if any, in equity.

Under the terms of the EFSA, PGE may elect to settle the equity forward transactions by means of physical, cash or net share settlement, in whole or in part, at any time on or prior to February 22, 2028, except in specified circumstances or events that would require physical settlement. To the extent that the transactions are physically settled, PGE would be required to issue and deliver shares of PGE common stock to the forward counterparty at the then applicable forward sale price. The forward sale price was initially determined to be $50.70 per share at the time the EFSA was entered into, and the amount of cash to be received by PGE upon physical settlement of the EFSA is subject to certain adjustments in accordance with the terms of the EFSA.

PGE concluded that the EFSA was an equity instrument and that it qualified for an exception from derivative accounting because the EFSA was indexed to its own stock. PGE anticipates settling the EFSA through physical settlement on or before February 22, 2028.

As of March 31. 2026, the Company could have physically settled the EFSA by delivering 10,848,125 shares in exchange for cash for $530 million.

Prior to settlement, the potentially issuable shares pursuant to the ATM and EFSA agreements may be reflected in PGE’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PGE’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the agreements less the number of shares that could be purchased by PGE in the market with the proceeds received from issuance (based on the average market price during that

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

reporting period). Share dilution occurs when the average market price of PGE’s stock during the reporting period is higher than the average forward sale price during the reporting period. As of the three months ended March 31, 2026, 234,156 shares were included in the calculation of diluted EPS related to the securities under the agreements. For additional information concerning the Company’s diluted earnings per share, see Note 6, Earnings Per Share.

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

PGE continues to participate in a voluntary process to determine an appropriate allocation of costs amongst the PRPs. Significant uncertainties remain to the determination of PGE’s percentage share of these costs, as that allocation determination, and the remedial design to establish costs are incomplete. It is probable that PGE will share in a portion of the costs related to Portland Harbor.

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

The impact of costs related to EPA liabilities on the Company’s results of operations is mitigated by the Portland Harbor Environmental Remediation Account (PHERA) mechanism. As approved by the OPUC, the PHERA allows the Company to defer estimated liabilities and recover prudently incurred environmental expenditures related to Portland Harbor through a combination of third-party proceeds, including but not limited to insurance recoveries, and, if necessary, through customer prices. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds. Annual expenditures in excess of $6 million, excluding expenses related to contingent liabilities, are subject to an annual earnings test and would be ineligible for recovery to the extent PGE’s actual regulated return on equity exceeds its return on equity as authorized by the OPUC in PGE’s most recent GRC. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or ineligible per the prescribed earnings test. The Company plans to seek recovery of any costs resulting from the EPA’s determination of liability for

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Portland Harbor through application of the PHERA. At this time, PGE is not collecting any Portland Harbor cost from the PHERA through customer prices.

Colstrip-Related Litigation

The Company has a 20% ownership interest in the Colstrip Units 3 and 4 coal-fired generating plant (Colstrip), which is located in the state of Montana and operated by one of the co-owners, Talen Montana, LLC. Various business disagreements have arisen amongst the co-owners regarding interpretation of the Ownership and Operation Agreement and other matters. In 2021, an arbitration process was initiated by co-owner, NorthWestern Corporation, against all other co-owners of Colstrip to address such business disagreements and to determine whether co-owners representing 55% or more of the ownership shares can vote to close one or both units of Colstrip, or, alternatively, whether unanimous consent is required. In February 2026, the parties withdrew the arbitration proceeding.

Wrongful Death Claims

In September 2025, PGE received a complaint filed in Multnomah County Circuit Court on behalf of the estates of three members of the public and their relatives, with regard to three fatalities that occurred during the January 2024 storm and severe winter weather event. The claim seeks a total of $375 million related to their deaths and surviving family members’ claims. Business entities that own and operate an apartment complex. along with a nearby property owner, are also named as defendants. At this time, as the case is in its early stages, PGE is unable to estimate a range of any reasonably possible loss. The Company denies liability and plans to defend its case.

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

NOTE 9: GUARANTEES

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of March 31, 2026, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

The effective tax rates were 16.7% and 18.0% for the three months ended March 31, 2026 and 2025, respectively. PGE’s effective tax rate is below the federal statutory rate of 21% for 2026 and 2025 primarily due to the effect of energy-related tax credits.

NOTE 11: SEGMENT INFORMATION

PGE is a vertically-integrated electric utility engaged in the generation, transmission, distribution, and retail sale of electricity. The Company participates in wholesale markets by purchasing and selling electricity and natural gas in an

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

The table below provides information about the Company’s single business segment, including significant segment expenses, and includes reconciliation to Consolidated Net Income (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Total revenues	$879	$928
Operating expenses:
Purchased power and fuel	361	368
Operating and maintenance expense:
Generation, transmission and distribution	110	110
Administrative and other	106	96
Total operating and maintenance expense	216	206
Depreciation and amortization	144	140
Taxes other than income taxes	51	46
Total operating expenses	772	760
Income from operations	107	168
Interest expense, net:
Interest expense	62	60
Allowance for borrowed funds used during construction	(2)	(4)
Total interest expense, net	60	56
Other income, net:	7	10
Income before income taxes	54	122
Income tax expense	9	22
Net income	$45	$100

Certain additional financial information relating to the Company’s single business segment was as follows (dollars in millions):

	March 31, 2026	December 31, 2025
Total assets	$13,204	$13,230
Equity method investments	19	19

	Three Months Ended March 31,
	2026	2025
Capital expenditures	(259)	(359)

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

In addition to any assumptions and other factors and matters referred to specifically in connection with forward-looking statements, risks, uncertainties and other important factors that could cause actual results or outcomes for PGE to differ materially from those discussed in such forward-looking statements include:

•
new or revised governmental policies, executive orders, legislative actions, and regulatory audits, investigations, and actions, including those of the Federal Energy Regulatory Commission (FERC), the Public Utility Commission of Oregon (OPUC), and the Internal Revenue Service, with respect to allowed rates of return, financings, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs, operating expenses, deferrals, timely recovery of costs and capital investments, energy trading activities, tax credits, and current or prospective wholesale and retail competition;
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
•
demand uncertainty and changing customer preferences and choices that may reduce demand for PGE's services or alter usage patterns, including variability in demand driven by weather variations, reduced consumption or load shifting resulting from energy efficiency measures or other changes in customer behavior, increased adoption of distributed and renewable generation, and an increased likelihood that customers procure electricity from alternative service providers such as registered Electricity Service Suppliers (ESSs) or through community choice aggregation programs;
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
•
severe weather and other natural phenomena, such as the greater prevalence of wildfires in Oregon, which could affect public safety, customers’ demand for power, and PGE’s financial health and ability and cost to procure adequate power and fuel supplies to serve its customers, access the wholesale energy market, or operate its generating facilities and transmission and distribution systems, and the Company’s costs to maintain, repair, and replace such facilities and systems, and recovery of such costs;
•
ignitions caused by PGE assets or PGE’s ability to effectively implement a public safety power shut off (PSPS) and de-energize its system in the event of heightened wildfire risk or implement effective system hardening programs, the inability of which could lead to potential liability if energized systems were involved in wildfires that cause harm, as well as the risk that damages from wildfires may not be recoverable through prices or insurance, resulting in impact to the financial condition or reputation of the Company;
•
impacts from legislation limiting wildfire-related liability or providing a wildfire relief fund, such as negative effects on PGE’s credit rating, which could limit PGE’s ability to access capital on terms similar to past transactions or at all and could impact PGE’s liquidity, cash flows, and capital expenditure plans;
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
•
volatility in wholesale power and natural gas prices, including but not limited to volatility caused by macroeconomic and international issues, such as the war involving the United States, Iran and Israel, that could require PGE to post additional collateral or issue additional letters of credit pursuant to power and natural gas purchase agreements;
•
changes in the availability and price of wholesale power and fuels, including natural gas and coal, and the impact of such changes, including the potential impact of trade tariffs and the war involving the United States, Iran and Israel, on the Company’s power costs;
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
•
failure to achieve the Company’s greenhouse gas (GHG) emission goals or being perceived to have either failed to act responsibly with respect to the environment or effectively respond to legislative requirements concerning GHG emission reductions, any of which could lead to adverse publicity and have adverse effects on the Company's operations and/or damage the Company's reputation;
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
•
changes in financial or regulatory accounting principles or policies imposed by governing bodies,
•
acts of war, terrorism, or civil disruption, including the escalation of US operations in the Middle East, which could amplify the effects of any of the above risk factors and contribute to volatility in capital market conditions, interest rates and inflation; and
•
uncertainties associated with the proposed Acquisition, including but not limited to, the expected closing of the proposed transaction and the timing thereof, the financing of the proposed transaction, strategies and plans, opportunities and anticipated future performance and capital structure, and expected accretion to earnings per share and free cash flow.

Additional disclosures regarding risks, uncertainties and important factors that could cause PGE’s results or performance to differ from the statements made in this report are discussed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026, and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

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
•
Electrify the Economy—power the lives of approximately two million residents in its service territory by supporting the region’s economic growth industries and capturing the benefits of new technologies while serving approximately two-thirds of Oregon’s commercial and industrial activity; and
•
Advance Performance—continue to build a safer and more reliable grid by accelerating cost-effective grid investments and modernizing transmission.

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

PGE intends to manage the Washington operations as a separate company through a newly created subsidiary to be regulated by the Washington Utilities and Transportation Commission. PGE intends to retain current Washington employees and honor existing labor agreements. PGE corporate functions are expected to provide shared support for both Washington and Oregon companies.

The Acquisition is designed with the goal that Washington and Oregon customers would not be impacted by costs associated with executing the acquisition and transaction financing. PGE expects the Acquisition and state and federal regulatory reviews to close in approximately twelve months following the submission of regulatory applications. Regulatory applications were submitted to the WUTC and the OPUC on March 30, 2026 and April 2, 2026, respectively.

Central to this Acquisition is PGE’s plan to enter into a joint venture with Manulife Infrastructure Fund III, L.P. and its affiliates, including John Hancock Life Insurance Company (U.S.A.), which will collectively be a minority owner of the

Washington utility business. PGE would remain majority owner and sole operator.

For more information regarding PGE’s plans to fund its future capital requirements, including this proposed Acquisition, see “Liquidity” in the Liquidity and Capital Resources section of this Item 2. See "Pending Acquisition" in Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements” for additional information on the pending acquisition.

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

Empowering customers and communities—PGE’s customers have a desire for purchasing clean energy, as over 217 thousand residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100% clean and renewable electricity by 2035 and 100% economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area have similar goals and continue to consider similar goals for the future.

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

As of March 31, 2026, the Green Future Impact Program has an approved capacity of 750 megawatts (MW) nameplate, of which 482 MW have been subscribed. Through this voluntary program, the Company seeks to support customers’ clean energy acceleration.

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

To better distinguish resource needs, the CEP/IRP Update reports the capacity from hybrid solar and battery storage resources by individual technology. The capacity need is 3,500 to 4,500 MW of renewable energy and non-emitting capacity, inclusive of 2023 and 2025 RFP projects.

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

Additional Procurement Activities

PGE has entered into the following agreements in addition to the Company’s 2023 RFP:

•
Meadowlark BESS—a 20-year storage capacity agreement for a 200 MW BESS located in Washington County, Oregon. This project will be owned by Copenhagen Infrastructure Partners, LLC and has an estimated commercial operation date at the end of 2027.
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

After a robust and competitive bidding process performed in accordance with Oregon's competitive bidding rules, and with the active participation of, and oversight by, an OPUC-selected third-party independent evaluator, PGE submitted a request for acknowledgement of the final shortlist of bidders to the OPUC on February 17, 2026. The final shortlist is made up of both renewables and non-emitting capacity projects, as shown in the table below:

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

Building a resilient grid—To serve communities with clean energy, PGE’s grid of the future will need to be smart and adaptive. Highlights of PGE’s key investments and plans for building a resilient grid include:

•
Wildfire Mitigation—PGE has a Wildfire Mitigation Program under which an annual Wildfire Mitigation Plan (WMP) is developed and submitted to the OPUC, as required by State law, to coordinate activities across the Company and with State-wide stakeholders. On December 31, 2025, PGE filed its 2026-2028 Wildfire Mitigation Plan, which forecasts $47 to $50 million annually in operations and maintenance costs and an additional $70 to $84 million annually in capital investments, for the 2026-2028 period, to continue system hardening efforts, expand situational awareness capabilities, implement specific inspection and maintenance along with vegetation management, raise community and customer awareness, and take operational actions within high fire risk zones. PGE strives to improve regional safety by mitigating the risk that PGE’s electric utility infrastructure could cause a wildfire, while limiting the impacts of PSPS events and other mitigation activities on customers and increasing the resiliency of PGE assets to wildfire damage. In the three months ended March 31, 2026, PGE invested $14 million in capital projects related to wildfire mitigation and resiliency and utility asset management.
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

On December 9, 2025, the OPUC accepted PGE's 2026-2028 TE Plan. The plan considers current and planned activities, along with forecasted EV loads for the 2026-2028 period, with expected capital expenditures to be approximately $11 million.

PGE continues to pursue advanced technologies to enhance the grid, pursue energy storage, and develop microgrids and the use of data and analytics to better predict demand and support energy-saving customer programs.

Laws and Regulations

Trade Tariffs—Recently, the trade landscape shifted following a Supreme Court ruling that struck down broad executive-ordered tariffs, leading the administration to pivot toward targeted actions under Section 122 of the Trade Act of 1974 and Section 232 of the Trade Expansion Act of 1962. While some universal tariffs were rolled back, significant duties have been imposed on steel, aluminum, and copper derivatives, with a temporary rate reduction for specific electrical grid equipment through 2027. These evolving measures continue to drive potential increases in the cost of raw materials and equipment, disrupt global supply chains, and contribute to the volatility of capital and credit markets. The cost of steel utility poles, meters, transformers, and specialized electrical equipment, among other items, may increase materials and supplies balances and elevate the cost of capital projects. Similarly, prices may rise and lead times may lengthen for necessary components in resources considered for acquisition in PGE’s All-Source RFPs. For further information on the Company’s RFPs, see “The Resource Planning Process” in the Investing in a Clean Energy Future section of this Overview. While PGE’s Canadian natural gas imports are not expected to be impacted by the current state of trade tariffs due to the imports being U.S.-Mexico-Canada Agreement compliant, the future of trade tariff impacts on such imports is uncertain. The Company is unable to reasonably estimate the effects of the rapidly evolving trade tariff landscape, as those effects could include project delays and cost increases, and present obstacles to PGE’s strategic plan execution. PGE is closely monitoring the impacts of trade tariffs and the potential effect they may have on the Company’s financial position, results of operations, or cash flows.

Federal Grants—PGE continues to evaluate opportunities on behalf of customers to leverage state, federal, and private foundation funding programs to offset the cost of projects. These projects target improvements in electrical system reliability and resiliency, wildfire situational awareness and mitigation, greater communications capabilities, advancements in customer usage analytics using artificial intelligence, renewable resources and advanced electrical grid support, hydro generation operations, and regional transmission capacity constraints.

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

Inflation Reduction Act of 2022 (IRA)—The IRA was signed into law in August 2022. The United States Treasury and the Internal Revenue Service released extensive rules addressing credit transfer eligibility and application, including but not limited to, required registration, filing, and documentation for transferors and transferees to elect and claim a credit transfer.

On April 17, 2024, PGE received approval from the OPUC to transfer 2024 and 2025 PTCs and record any difference between the full value and the discounted value in a property balancing account. On April 15, 2026, PGE received approval from the OPUC to transfer 2026 and 2027 PTCs and record any difference between the full value and the discounted value in a property balancing account.

PGE has entered into agreements to transfer 2024 through 2025 tax credits and transferred $3 million, net of discounts, for cash proceeds in both the first three months of 2026 and 2025. PGE transferred tax credits, net of discounts, of $179 million in 2025. The Company has also entered into agreements to transfer 2026 through 2027 tax credits and forecasts the generation and transfer of approximately $32 million in additional tax credits, net of discounts, in 2026.

The One Big Beautiful Bill Act—The OBBB significantly amended or repealed several renewable-energy tax incentives originally enacted under the IRA. Projects previously placed in service that met applicable tax credit qualification requirements received PTC or ITC benefits, which are reflected in the Company’s consolidated financial statements. The transferability of tax credits, as provided under the IRA, also remains in effect. In August 2025, the U.S. Treasury issued a notice for establishing the beginning of construction for wind and solar projects. The notice required large projects to satisfy a physical-work test after September 2, 2025, eliminated certain inventory-procurement safe harbors, and accelerated the placed in service deadline to December 31, 2027.

These changes, together with the repeal of the permanent ten percent ITC, as outlined in the OBBB, are expected to reduce or eliminate the availability of renewable energy tax incentives on future projects.

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

HB 2021 requires utilities to develop a CEP for meeting the reduction targets, concurrent with each IRP. In reviewing a CEP, the OPUC must ensure that utilities take actions as soon as practicable that facilitate rapid reduction of GHG emissions, demonstrate continual progress toward meeting the targets, and create a plan that is in the public interest. Further, the CEP must result in an affordable, reliable, and clean electric system. The law does not require particular GHG percentage reductions be attained until 2030. The law contains affordability and reliability related provisions that can slow or pause compliance with the GHG targets, if implicated. The OPUC has a current open docket, UM 2273, in which provisions regarding the cost cap are being investigated. In addition, a rulemaking docket, AR 685, seeks to develop a framework around the components and calculation of the cost cap, including costs already incurred in compliance.

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

The Company has a 20% ownership share in Colstrip and has fully depreciated it as of December 31, 2025. Any capital spending after 2025 is expected to be fully depreciated within the year of spending. The forecasted annual revenue requirement for Colstrip, including depreciation, is updated annually in a separate, supplemental tariff and recovery of power cost related items is sought annually under the AUT. In order to meet PGE’s regulatory, legislative, and reliability requirements, the Company continues to evaluate its ongoing ownership in Colstrip. See Note 8, Contingencies, in the

Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements” for information regarding legal proceedings related to Colstrip.

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

Other provisions of SB 1547:

•
established RPS thresholds of 27% by 2025, 35% by 2030, 45% by 2035, and 50% by 2040, for the percentage of electricity that must come from renewable sources;
•
limit the life of renewable energy credits (RECs) generated from facilities that become operational after 2022 to five years, but continue unlimited lifespan for all existing RECs and allow for the generation of additional unlimited RECs for a period of five years for projects online before December 31, 2022; and
•
provide opportunity to pursue recovery of energy storage costs related to renewable energy in the Company’s RAC filings.

PGE believes it met the RPS threshold for 2025 and is on track to meet the threshold during 2026. The Company plans to submit its RPS report for 2025 by June 1, 2026.

HB 3179—In response to increasing utility bills and concerns about affordability, the Oregon Legislature in 2025 passed HB 3179. Under the provisions of the legislation, the OPUC shall balance the interests of the utility investor and the consumer by considering the cumulative economic impact of the proposed price or schedule of prices on the electric or natural gas company’s residential customers. Electric or natural gas companies are required to file a multiyear rate plan on a regular interval that is no less than three and no more than seven years long. Under rules made effective March 19, 2026, each electric and natural gas company is required to, at least annually by December 31, file with the OPUC, and make publicly available, a report on any price adjustments that the electric or natural gas company expects within the next twelve months. Such report, must identify all price adjustment requests that an electric or natural gas company has filed or reasonably knows or anticipates to file. Any increase in residential prices may not take effect from November 1 to March 31.

EPA Regulations for Electric Generating Facilities—In 2024, the United States Environmental Protection Agency (EPA) released final regulations pertaining to electric generation facilities. The regulations included:

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

In April 2025, the President issued a proclamation, Regulatory Relief for Certain Stationary Sources to Promote American Energy, granting a two-year compliance exemption pursuant to the CAA Section 112(i)(4) for the EPA’s MATS rule. Colstrip was subsequently granted an exemption by the EPA until July 8, 2029. Environmental groups have filed court challenges to the MATS exemptions.

In June 2025, to advance the goals of the President’s Unleashing American Energy executive order, the EPA proposed to repeal the 2024 GHG emissions standards for fossil fuel-fired power plants promulgated under Section 111 of the CAA. The EPA also proposed to repeal specific amendments to the updated MATS, that were promulgated in 2024, including the revised filterable particulate matter emissions standard. Additionally, on June 30, 2025, the EPA proposed to update the 2024 ELG Rule to extend compliance deadlines and explore flexibilities to promote reliable and affordable power generation. On February 12, 2026, the EPA revoked the 2009 endangerment finding, thus removing the EPA’s authority to regulate GHGs.

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

In addition to the EPA’s proposed rulemakings, several legal challenges have been filed regarding these rules and the revocation of the endangerment finding. In challenges to all three rules, at the EPA’s request, the courts have granted stays to allow new EPA leadership to reevaluate the rule. The endangerment finding revocation has not been stayed, and went into effect April 20, 2026 while the litigation is pending. These challenges, or attempts by the federal government to withdraw or modify the regulations, if successful, could affect the applicability to PGE and Colstrip, specifically. Given the uncertainty surrounding applicability of these laws and regulations, PGE cannot reasonably estimate the impact to its results of operations, financial position, and cash flows, however, if the MATS Rule and GHG Rule are ultimately enforced, it could require material additional compliance costs. To the extent these regulations result in increased compliance costs, the Company expects to seek recovery of those costs through the ratemaking process.

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

Corporate structure—In July 2025, the Company submitted an application to the OPUC seeking approval of a holding company reorganization. PGE believes it to be in the best interests of its customers and shareholders to update its corporate structure into a holding company structure. The structure currently contemplated involves placing a non-operating corporate entity over the Company’s existing structure. The intent of the reorganization is to take advantage of the financial flexibility provided by a holding company structure and to support reliability planning and economic development.

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

As of the date of this filing, the OPUC proceeding remains in the evidentiary phase. Written testimony has been submitted, and the OPUC is continuing to compile additional filings and public input. Based on the current procedural schedule, a hearing is set for June 2026 and the OPUC is targeting an Order date of August 25, 2026.

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

In January 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allowed PGE to seek recovery of incremental storm expenses through the previously filed emergency deferral. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC under Docket UM 2190 for emergency restoration costs related to the January storm. On March 18, 2026, PGE received the OPUC's final order for the storm recovery docket, which included a disallowance for some operating and maintenance costs of $1 million and application of an earnings test. The OPUC ordered the application of an earnings test at 20 basis points below the Company's 2024 allowed return on equity of 9.5% on the deferred storm costs. The application of the earnings test is expected to result in an additional $3 million reduction of the previously deferred amounts. After application of adjustments per the final order, PGE’s deferred balance as of March 31, 2026 is $44 million, including interest, which will begin amortizing on April 1, 2026 over an two year period.

Reliability Contingency Event (RCE)—Under the RCE mechanism, originally authorized by the OPUC to be effective through 2025, PGE was allowed to pursue recovery of 80% of costs for RCEs above amounts forecasted in the Company’s AUT, without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. Results of the PCAM are filed annually with the OPUC no later than July 1, initiating a regulatory review process that typically results in a final determination and order from the OPUC by the end of the year of filing, with any resulting refund or collection impacting customer prices effective in the following year. RCE costs incurred and deferred are included in each years' respective PCAM filing. PGE filed the results of the 2024 PCAM with the OPUC on July 1, 2025, in Docket UE 457, initiating a regulatory review process. Included in the filing, the Company requested an extension of the RCE mechanism for one year, through 2026. On March 18, 2026, the OPUC issued its final order in the 2024 RCE mechanism docket which resulted in the approval for recovery of $70 million in deferred costs, before consideration of interest, after determining that costs should be shared at a level of 90%, resulting in a reduction of $8 million to the recovery request. In addition, the OPUC disagreed with PGE's method of estimating the impacts related to wind generating resources in the day ahead forecasts of $2 million, resulting in a total reduction of $10 million in previously deferred costs. The OPUC also declined to extend the sunset date for the RCE mechanism.

After application of adjustments per the final order, PGE's deferred balance as of March 31, 2026, related to RCEs was $80 million, which includes $78 million related to RCEs deferred in 2024 and $2 million related to RCEs deferred in 2025. The Company expects to file the PCAM for 2025 no later than July 1, 2026. PGE believes the deferred amounts as of March 31, 2026 are probable of recovery.

Power costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2026 AUT included a final increase in power costs for 2026, and a corresponding increase in net variable power costs (NVPC), of $39 million from 2025 levels, which were reflected in customer prices effective January 1, 2026.

Renewable recovery framework—As previously authorized by the OPUC, the RAC is a primary method available to recover costs associated with renewable resources and the inclusion of prudent costs of energy storage projects associated with renewables, under certain conditions. The RAC allows PGE to recover prudently incurred costs associated with complying with renewable mandates through filings made each year, outside of a General Rate Case (GRC). In 2023, the Company filed for Clearwater, which went into service in January 2024. PGE did not submit a request for recovery of any renewable resources under the RAC during 2024 or 2025.

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

Seaside Grid BESS recovery—In May 2025, PGE submitted a request to the OPUC to recover the revenue requirement associated with the Seaside Battery Energy Storage System (Seaside). The regulatory filing was pursuant to the expedited cost-recovery option introduced by the OPUC in its Order issued December 20, 2024 related to PGE's 2025 GRC (OPUC Docket UE 435).

On October 21, 2025, the OPUC issued an Order (Order 25-417) that was supported by a memorandum of understanding entered into between PGE and key regulatory stakeholders. One key item in the Order was the adoption of an earnings test for the twelve-month period ended October 31, 2026 at PGE’s authorized ROE, implemented via a deferral to track Seaside revenues and refund excess earnings, if applicable. The Company has contested the applicability of an earnings test and in addition has not accrued any refunds, as it currently does not forecast to over earn for the period covered by the test.

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

The OPUC's final order in Docket UE 459, issued on March 11, 2026, approved the terms of the stipulation, which were reflected in customer prices effective April 1, 2026. The Company has contested the applicability of an earnings test and in addition has not accrued any refunds, as it currently does not forecast to over earn for the period covered by the test.

More information about the DSP ARM docket, UE 459 is available on the OPUC website at www.oregon.gov/puc.

Portland Harbor Environmental Remediation Account (PHERA) mechanism—The EPA has listed PGE as one of over one hundred Potentially Responsible Parties (PRPs) related to the remediation of the Portland Harbor Superfund site. As of March 31, 2026, significant uncertainties still remained concerning the precise boundaries for clean-up, the assignment of responsibility for clean-up costs, the final selection of a proposed remedy by the EPA, and the allocation of costs amongst PRPs. It is probable that PGE will share in a portion of these costs. In a Record of Decision (ROD) issued in 2017, the EPA outlined its selected remediation plan for clean-up of the Portland Harbor site, which had an estimated total cost of $1.7 billion. Stakeholders have raised concerns that EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $1.9 billion to $3.5 billion. The Company does not currently have sufficient information to reasonably estimate the amount, or range, of its potential costs for investigation or remediation of Portland Harbor. However, the Company may obtain sufficient information, prior to the final determination of allocation percentages among PRPs, to develop a reasonable estimate, or range, of its potential liability that would require recording an estimate, or low end of the range. The Company’s liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position. The impact of such costs to the Company’s results of operations is mitigated by the PHERA mechanism. As approved by the OPUC, the recovery mechanism allows the Company to defer and recover estimated liabilities and incurred legal and technical analysis expenditures related to the Portland Harbor Superfund Site through a combination of third-party proceeds, including, but not limited to, insurance recoveries, and customer prices, as necessary. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds, and annual expenditures in excess of $6 million, excluding contingent liabilities, are subject to an annual earnings test. PGE’s results of operations may be impacted to the extent such expenditures were to be deemed imprudent by the OPUC or disallowed per the prescribed earnings test. PGE received settlement proceeds related to Portland Harbor Superfund insurance coverage settlement agreements during 2025, which were deferred into the PHERA mechanism. PGE is continuing insurance recovery activity with additional insurers. For further information regarding the PHERA mechanism, see “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

New Large Load, Data Centers, and UM 2377—In December 2023, the OPUC established Docket UE 430 to investigate new load connection costs. Following a lengthy regulatory process, in December 2024, PGE filed Advice No. 24-38 with the OPUC. This filing introduced several proposed changes to PGE policies and tariffs that, if approved, would: i) reasonably protect other customers from the cost to connect new large load customers; ii) improve transmission system planning and capacity; iii) provide fair recovery of distribution investment costs from large load users; and iv) implement contractual requirements designed to appropriately allocate and recover distribution and transmission costs and mitigate the risk of stranded assets, while providing flexibility to meet large customer needs.

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

Residential Exchange Program—The Pacific Northwest Electric Power Planning and Conservation Act, passed by Congress in 1980 (Northwest Power Act), established the Residential Exchange Program to ensure that residential and small farm electric customers of investor-owned utilities (IOUs) in the Pacific Northwest benefit from low-cost, federally-owned power marketed by the Bonneville Power Administration (BPA). Customers of both investor-owned and customer-owned utilities have received those benefits for over 40 years. In 2012, BPA approved a settlement agreement that established fixed customer benefits through October 2028. BPA's recent modeling indicates that these benefits for IOUs could be substantially reduced after the current settlement agreement expires. The modeling suggests a potential reduction of approximately 55%. Because IOUs pass these benefits directly to eligible customers as bill credits, such a reduction would increase residential and small farm customers' bills by an estimated average of 4%. On April 24, 2026, PGE joined several other utilities in filing a petition for review in the Ninth Circuit Court of Appeals against BPA, seeking to prevent BPA from violating the Northwest Power Act and depriving eligible IOU customers of the benefits of low-cost BPA hydropower to which they are entitled.

Operating Activities

In addition to providing electricity from PGE’s own generation portfolio, to meet retail load requirements and balance energy supply with customer demand, manage risk, and administer its long-term wholesale contracts, the Company purchases and sells electricity in the wholesale market. To fuel its generation portfolio, the Company purchases natural gas in the United States and Canada and sells excess gas back into the wholesale market. PGE also performs wholesale market sales services for third parties in the region and purchases and sells environmental credits bundled with electricity in the wholesale marketplace.

PGE participates in the California Independent System Operator's (CAISO) western Energy Imbalance Market (EIM), which enables, among other benefits, greater integration of renewable energy onto the grid by better balancing the variable output of renewable resources.

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

Customers and Demand—The following tables present total energy deliveries, in thousands of Megawatt hours (MWh), and the average number of retail customers by customer type for the periods indicated:

	Three Months Ended March 31,
	2026	2025	% Change	% Change (Weather- Adjusted)*
Energy deliveries:
Retail:
Residential	2,087	2,226	(6.2)%	(4.6)%
Commercial	1,594	1,632	(2.3)	(1.7)
Industrial	1,528	1,398	9.3	9.3
Subtotal	5,209	5,256	(0.9)	—
Direct access:
Commercial	116	129	(10.1)	(10.1)
Industrial	497	443	12.2	12.2
Subtotal	613	572	7.2	7.2
Total retail	5,822	5,828	(0.1)	0.7%
Wholesale	1,399	1,979	(29.3)
Total	7,221	7,807	(7.5)%

* The estimated impact of weather is based on various model assumptions related to temperature and customer response. Weather-adjusted estimates may not fully reflect the impacts of extreme weather variations and deviations in customer behavior to such extremes.

	Three Months Ended March 31,
	2026	2025	% Change
Average number of retail customers:
Residential	845,485	837,109	1%
Commercial	114,543	114,191	—
Industrial	220	216	2
Direct access	533	589	(10)
Total	960,781	952,105	1%

Total retail energy deliveries for the three months ended March 31, 2026 were similar to the three months ended March 31, 2025. While industrial deliveries increased, declines occurred in both the residential and commercial categories.

Residential weather-adjusted deliveries decreased 4.6% in the aggregate, driven primarily by a decrease in average usage per customer of 5.6% during the first three months of 2026 compared with 2025, while the average number of residential customers was 1% greater. PGE has observed seasonal shifts in use per customer, such as higher air conditioning penetration in the summer in response to higher cooling degree days, as well as an increased number of rooftop solar installations within its service territory, and continued energy efficiency programs.

The industrial class continues to show growth as overall energy deliveries are up 10% in the three months ended March 31, 2026 compared to the same period in 2025, reflecting strength primarily in the digital services sector.

The following table indicates the number of heating degree-days for the three months ended March 31, 2026 and 2025, along with the current 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days
	2026	2025	Avg.
January	715	725	711
February	566	613	604
March	456	434	513
Year-to-date	1,737	1,772	1,828
(Decrease) from the 15-year average	(5)%	(3)%

During the three months ended March 31, 2026 compared to the same three months of 2025, weather had a less positive impact on Total Retail deliveries as the Company’s service territory saw fewer heating degree-days than in 2025. While temperatures were generally above average during the first quarter of both 2026 and 2025, the number of heating degree-days recorded in the first quarter of 2026 were 5% below average compared to 3% below in the same period of 2025.

The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from ESSs. Had the cap limit been fully subscribed and utilized, 11% of PGE’s total retail energy deliveries for the first three months of 2026 would have been to these customers.

PGE offers service to customers under an OPUC created New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. With the adoption of the New Large Load Direct Access program, which is capped at 119 MWa, as much as 16% of the Company’s retail energy deliveries could have been supplied by ESSs to Direct Access customers.

Customers are measured and reported in terms of individual service points, with certain companies who are either commercial, industrial, or Direct Access customers having multiple service points. Deliveries to Direct Access customers increased 7.2% in the three months ended March 31, 2026 compared to the prior year, which is in contrast to PGE’s overall 0.1% decrease in deliveries over the same comparative periods. As a result, actual deliveries to Direct Access customers of energy supplied by ESSs represented 11% of PGE’s total retail energy deliveries for the first three months of 2026 compared to 10% in the same period of 2025. The OPUC, under docket UM 2024, has undertaken an investigation of long-term Direct Access with program caps being one of the issues under consideration. The regulatory proceeding has concluded and the Company awaits a final order from the OPUC.

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

The following table provides information regarding the performance of the Company’s generating resources for the three months ended March 31, 2026 and 2025:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total system load
	2026	2025	2026	2025	2026	2025
Generation:
Thermal:
Natural gas	90%	92%	78%	105%	34%	41%
Coal (3)	96	92	57	94	5	7
Wind (4)	89	92	78	88	8	8
Hydro	95	99	90	114	5	6

(1)
Plant availability represents the percentage of the period plants were available for operations, which is impacted by planned maintenance and forced, or unplanned, outages.
(2)
Projected levels of energy are included as part of PGE’s AUT. Such projections establish the power cost component of retail prices for the following calendar year. Any shortfall is generally replaced with power from higher cost sources, while any excess generally displaces power from higher cost sources.
(3)
Plant availability reflects Colstrip, which PGE does not operate.
(4)
Plant availability includes Wheatridge Renewable Energy Facility and Clearwater, neither of which does PGE operate.

Energy received from PGE-owned and jointly-owned thermal plants during the three months ended March 31, 2026 compared to 2025 decreased 27%. This decrease was primarily driven by economic dispatch decisions. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, decreased 16% during the three months ended March 31, 2026 compared to 2025 primarily due to expiring contracts, offset by more favorable hydro conditions for Columbia River in the current period. Energy purchased from mid-Columbia and other regional hydroelectric projects decreased 14% and energy generated by the Company-owned facilities decreased 21% during the three months ended March 31, 2026. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 10 years of historical generation data. See “Purchased power and fuel” in the Results of Operations section in this Item 2, for further detail on regional hydro results.

Energy received from PGE-owned and under contract wind resources decreased 2% during the three months ended March 31, 2026 compared to 2025. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

Under the PCAM, the Company may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual regulated return on equity (ROE) for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the PCAM as calculated for regulatory purposes:

•
For the three months ended March 31, 2026, actual NVPC was $13 million above baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2026 is currently estimated to be below the baseline and within the established deadband range. Accordingly, there is no estimated refund to customers expected under the PCAM for 2026.

•
For the three months ended March 31, 2025, actual NVPC was $6 million below baseline NVPC. For the year ended December 31, 2025, actual NVPC was $6 million below baseline NVPC, which was within the established deadband range. Accordingly, there was no estimated refund to customers under the PCAM for 2025. A final determination regarding the 2025 PCAM results will be made by the OPUC through a public filing and review in 2026.

As approved by the OPUC in PGE’s 2024 GRC, through 2025 the RCE mechanism allows PGE to pursue recovery of 80% of costs for RCEs above amounts forecasted in the Company’s AUT, with the remaining 20% flowing through operating expenses and subject to the existing PCAM. For more on the RCE, see “Reliability contingency events” in the Regulatory Assets and Liabilities section of Note 3, Balance Sheet Components in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Operating and Maintenance

Business transformation and optimization expenses—During the three months ended March 31, 2026, PGE incurred $17 million incremental business transformation and optimization expenses, which include strategic advisory and workforce realignment expenses, focused on a multi-year cost management initiative to realize long-term benefits, as well as corporate structure update costs related to the Company's submission of a regulatory application for approval of a holding company reorganization and the proposed Acquisition. For more information on the impact of these costs on annual results, see “Generation, transmission and distribution,” “Administrative and other,” “Depreciation and amortization,” and "Interest expense," in the Results of Operations section of this Overview. The Company expects to incur business transformation and optimization expenses related to these initiatives throughout 2026.

Additionally, PGE has incurred incremental accounting, legal, and consulting costs related to its submission of a regulatory application for approval of a holding company reorganization. For more on the holding company application and pending acquisition, see “Corporate Structure” in the Regulatory Matters section, and "Pending Acquisition" in the Company Strategy section of this Overview.

Results of Operations

The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended March 31,		% Increase
	2026	2025	(Decrease)
Total revenues	$879	$928	(5)%
Operating expenses:
Purchased power and fuel	361	368	(2)
Generation, transmission and distribution	110	110	—
Administrative and other	106	96	10
Depreciation and amortization	144	140	3
Taxes other than income taxes	51	46	11
Total operating expenses	772	760	2
Income from operations	107	168	(36)
Interest expense, net*	60	56	7
Other income:
Allowance for equity funds used during construction	3	5	(40)
Miscellaneous income, net	4	5	(20)
Other income, net	7	10	(30)
Income before income tax expense	54	122	(56)
Income tax expense	9	22	(59)
Net income and Comprehensive income	$45	$100	(55)%

* Includes an allowance for borrowed funds used during construction of $2 million and $4 million for the three months ended March 31, 2026 and 2025, respectively.

Net income for the three months ended March 31, 2026 decreased $55 million, or 55%, compared to the same period of 2025. The current quarter results included $17 million of business transformation and optimization expense and a total of $15 million in charges resulting from the OPUC orders pertaining to the Company's January 2024 storm and RCE deferral recoveries. Retail revenues decreased due to a less favorable mix of deliveries to customer classes as residential usage was impacted by unseasonably warm winter temperatures. Wholesale revenues dropped primarily as a result of lower sales volumes. Purchased power and fuel declined slightly, reflecting a reduction in overall average costs per MWh. The increase in Administrative and General expense included $11 million of business transformation and optimization expenses in 2026. Increases in Depreciation and amortization expense, driven by higher depreciable asset balances, and Interest expense, net, due to higher long-term debt balances, were largely anticipated and somewhat offset in net income by corresponding revenues. Income tax expense was down primarily due to lower income before tax.

Total revenues consist of the following for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2026		2025
Retail:
Residential	$394	45%	$429	46%
Commercial	235	27	242	26
Industrial	139	16	127	14
Subtotal	768	87	798	86
Direct access:
Commercial	3	—	4	—
Industrial	6	1	5	1
Subtotal	9	1	9	1
Subtotal Retail	777	88	807	87
Alternative revenue programs, net of amortization	16	2	(4)	—
Other accrued revenues, net	(3)	—	4	—
Total retail revenues	790	90	807	87
Wholesale revenues	63	7	100	11
Other operating revenues	26	3	21	2
Total revenues	$879	100%	$928	100%

Total retail revenues—The following items contributed to the decrease in Total retail revenues for the three months ended March 31, 2026 compared to the same period in 2025 (in millions):

Three Months Ended
March 31, 2025	$807
Retail energy deliveries driven by increase in industrial customer load	$15
Seaside BESS	10
Annual Colstrip Tariff Update	(10)
Retail energy deliveries driven by decrease in residential and commercial customer load	$(15)
Change in prices as a result of the AUT, approved by the OPUC (partially offset in Purchased power and fuel)	(20)
Combination of various supplemental schedules and adjustments	3
March 31, 2026	$790
Change in Total retail revenues	$(17)

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

Wholesale revenues for the three months ended March 31, 2026 decreased $37 million, or 37%, from the three months ended March 31, 2025, resulting from a combination of a 29% decrease in sales volumes, lower average wholesale sales price, and a reduction of $8 million from environmental credit sales.

Other operating revenues for the three months ended March 31, 2026 were up $5 million from the comparable period in 2025, as a result a combination of imbalance transactions with ESS providers, which are offset in Purchased power and fuel expense, and increases in joint pole revenues.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the change in Purchased power and fuel for the three months ended March 31, 2026 compared to the same period in 2025 (dollars in millions):

Three Months Ended
March 31, 2025	$368
Average variable power cost per MWh	(29)
Total system load	8
RCE deferral activity, net	14
March 31, 2026	361
Change in Purchased power and fuel	$(7)

Average variable power cost per MWh (in dollars):
March 31, 2025	$49.23
March 31, 2026	$50.79

Total system load (MWhs in thousands):
March 31, 2025	7,543
March 31, 2026	6,904

For the three months ended March 31, 2026, the $29 million decrease related to the change in average variable power cost per MWh was driven by a 21% decrease in the average cost of purchased power, and a 28% increase in the average cost for the Company’s own generation. The $8 million increase related to total system load was comprised of a 17% increase of energy obtained from purchased power, and a 24% decrease in the Company’s own generation. Included in RCE deferral activity, net in the table above is $10 million related to regulatory disallowances for the three months ended March 31, 2026. For more on the regulatory disallowance, see “Reliability Contingency Event (RCE)" in the Regulatory Matters section of this Overview.

PGE’s sources of energy, total system load, and retail load requirement are as follows for the periods presented (MWhs in thousands):

	Three Months Ended March 31,
	2026		2025
Generation:
Thermal:
Natural gas	2,340	34%	3,117	41%
Coal	322	5	533	7
Total thermal	2,662	39	3,650	48
Hydro	349	5	442	6
Wind	548	8	599	8
Total generation	3,559	52	4,691	62
Purchased power:
Hydro	1,495	22	1,748	23
Wind	319	5	289	4
Solar	262	4	174	2
Natural Gas	431	6	—	—
Waste, Wood, and Landfill Gas	23	—	25	—
Source not specified	815	11	616	9
Total purchased power	3,345	48	2,852	38
Total system load	6,904	100%	7,543	100%
Less: wholesale sales	(1,399)		(1,979)
Retail load requirement	5,505		5,564

Purchased power in the table above includes power received from qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) as follows:

	Three Months Ended March 31,
	2026	2025
Sources of energy (MWhs in thousands):
PURPA purchased power:
Hydro	10	10
Wind	5	4
Solar	101	96
Waste, Wood, and Landfill Gas	23	25
Total	139	135

The following table presents the forecasted April-to-September 2026 and actual 2025 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2026 Forecast	2025 Actual
Columbia River at The Dalles, Oregon	95%	77%
Mid-Columbia River at Grand Coulee, Washington	105	78
Clackamas River at Estacada, Oregon	70	69
Deschutes River at Moody, Oregon	83	93

* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three months ended March 31, 2026 increased compared to the same period in 2025 as follows (in millions):

Three Months Ended
March 31, 2025	$268
Purchased power and fuel expense	(21)
Wholesale revenues	37
RCE deferral activity, net	14
March 31, 2026	$298
Change in NVPC	$30

For further information regarding NVPC in relation to the PCAM, see “Purchased power and fuel expense” within this “Results of Operations” for more details.

For the three months ended March 31, 2026 and 2025, actual NVPC was $13 million above and $6 million below baseline NVPC, respectively.

Based on forecast data, NVPC for the year ending December 31, 2026 is currently estimated to be below the baseline and within the deadband. Accordingly, there is no estimated refund to customers expected under the PCAM for 2026.

Generation, transmission and distribution remained materially unchanged for the three months ended March 31, 2026 compared to the same period in 2025 (in millions):

Three Months Ended
March 31, 2025	$110
Generating facility expenses	3
Vegetation management, inspection, wildfire mitigation, and distribution maintenance expenses	(6)
Service restoration and storm response costs	(3)
Business transformation and optimization expenses	2
Regulatory disallowances	4
March 31, 2026	$110
Change in Generation, transmission and distribution	$—

In the table above, $3 million related to wildfire mitigation, $1 million related to major maintenance costs, and $2 million related to storm response costs have been offset through customer prices or specific regulatory mechanisms.

Administrative and other increased $10 million or 10% for the three months ended March 31, 2026 compared to the same period in 2025 (in millions):

Three Months Ended
March 31, 2025	$96
Regulatory and professional services costs	(1)
Employee compensation and benefits	10
Customer related costs	(2)
Amortization of COVID-19 bad debt expense deferral	(4)
Business transformation and optimization expenses	11
Miscellaneous expenses	(4)
March 31, 2026	$106
Change in Administrative and other	$10

In the table above, for the three months ended March 31, 2026, less than $1 million of the decrease in customer related costs is due to regulatory programs that have been offset through customer pricing or specific regulatory mechanisms.

Depreciation and amortization expense increased $4 million or 3% in the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily due to higher utility plant balances and regulatory amortization. Included in expense for 2026 is $1 million related to business transformation and optimization.

Taxes other than income taxes increased $5 million or 11% in the three months ended March 31, 2026 compared to the same period in 2025. The increase was driven by higher property taxes and higher franchise fees.

Interest expense, net increased $4 million or 7% in the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily due to $3 million related to business transformation and optimization.

Other income, net decreased $3 million or 30% for the three months ended March 31, 2026 compared to the same period in 2025. The decrease was primarily driven by lower AFUDC on construction work in progress balances and $1 million in expense related to regulatory disallowances.

Income tax expense decreased $13 million or 59% in the three months ended March 31, 2026 compared to the same period in 2025, primarily driven by lower pre-tax income offset by lower PTC benefits.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates as previously disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents, beginning of period	$76	$12
Net cash provided by (used in):
Operating activities	268	231
Investing activities	(262)	(376)
Financing activities	(74)	144
Change in cash and cash equivalents	(68)	(1)
Cash and cash equivalents, end of period	$8	$11

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 (in millions):

Increase/ (Decrease)
Net income	$(55)
Accounts receivable and Unbilled revenue	77
Margin deposits activity	(12)
Accounts payable	(11)
Regulatory deferral activity	56
Depreciation and amortization	4
Deferred income taxes	(6)
Alternative revenue programs	(20)
Other miscellaneous changes	4
Net change in cash flow from operations	$37

PGE estimates that non-cash charges for depreciation and amortization in 2026 will range from $570 million to $590 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $1 billion to $1.2 billion.

Cash Flows from Investing Activities—Net cash used in investing activities for the three months ended March 31, 2026 decreased $114 million when compared with the three months ended March 31, 2025. Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities, which decreased $100 million.

Excluding AFUDC, the Company plans to make capital expenditures of $1.7 billion in 2026, which it expects to fund with cash to be generated from operations during 2026, as discussed above, the issuance of short- and long-term debt, and issuances of shares pursuant to the equity forward sale agreement and at-the-market offering programs. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—During the three months ended March 31, 2026, net cash used by financing activities was primarily the result of the payment of $60 million of dividends.

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2026 through 2030, excluding AFUDC (in millions):

	2026	2027	2028	2029	2030
Ongoing capital expenditures (1)	$865	$895	$925	$925	$925
Transmission	215	390	420	515	525
2023 RFP Hybrid Projects	575	455	—	—	—
Total capital expenditures (2)	$1,655	$1,740	$1,345	$1,440	$1,450
Long-term debt maturities	$—	$160	$450	$200	$325

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

The pending Acquisition to acquire select portions of PacifiCorp’s Washington state regulated utility retail business will require financing of $1.9 billion. Upon execution of the Agreement, the acquisition was supported by a fully committed bridge facility with Barclays Bank PLC and JPMorgan Chase Bank, N.A. for $1.9 billion. On March 23, 2026, the bridge facility was amended to an amount of approximately $1.3 billion and at the same time, the Company entered into a Delay

Draw Term Loan in the amount of approximately $700 million. The Company expects to permanently finance the transaction through a balanced mix of debt, equity, and its minority investment partner, Manulife Infrastructure Fund III L.P. (“Manulife”) and its affiliates including John Hancock Life Insurance Company (USA). In connection with the financing plan, PGE expects equity commitments from Manulife to finance up to $600 million of the purchase. Assuming the closing of the transactions contemplated by the Agreement and the consummation of the financing transactions, Manulife will be the Company's joint venture partner in the business. PGE would remain majority owner and sole operator.

The Company believes its cash flow from operating activities, access to credit markets, and its credit facilities provide sufficient liquidity to support estimated future cash requirements, including the cash consideration necessary to close on the proposed Acquisition. For additional information on the proposed acquisition, see “Pending Acquisition” in the Overview section in this Item 7., and Note 1, Basis of Presentation, in Notes to Consolidated Financial Statements in Item 1.—“Financial Statements.”

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

For 2026, PGE expects to fund estimated capital requirements with cash from operations, which is expected to range from $1 billion to $1.2 billion, and issuances of long-term debt of up to $350 million. PGE plans to fund any shortfall through the combination of issuance of common stock and the issuance of short-term debt or commercial paper, as needed. The actual timing and amount of any such issuances of debt, equity, and commercial paper will be dependent upon the timing and amount of capital expenditures and debt payments.

Short-term Debt. Pursuant to an order issued by the FERC in January 2026, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2028. The following table shows available liquidity as of March 31, 2026 (in millions):

	As of March 31, 2026
	Capacity	Outstanding	Available
Revolving credit facility (1)	$750	$9	$741
Letters of credit (2)	320	115	$205
Total credit	$1,070	$124	$946
Cash and cash equivalents			8
Total liquidity			$954

(1)
Scheduled to expire September 10, 2030.
(2)
PGE has four letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

On September 10, 2025, PGE entered into an amendment of its existing revolving credit facility. As of March 31, 2026, PGE had a $750 million unsecured revolving credit facility scheduled to expire in September 2030. The Company has the ability to expand the revolving credit facility to $850 million, if needed, subject to the requirements of the agreement. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the remaining term of the applicable credit facility. As of March 31, 2026, PGE had a $9 million outstanding balance on the revolving credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of March 31, 2026, PGE had $9 million of commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $741 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

Long-term Debt. As of March 31, 2026, PGE’s total long-term debt outstanding, net of $21 million of unamortized debt expense, was $4,658 million.

On March 23, 2026, PGE entered into a 24-month credit agreement with lenders in the aggregate principal of $350 million. On April 8, 2026, PGE drew a loan from the Lenders in the aggregate principal of $40 million and on April 14, 2026, PGE drew an additional loan in the aggregate principal amount of $130 million, with a total outstanding available balance of $180 million. The loans bear interest for the relevant interest period at the Term Secured Overnight Financing Rate (SOFR) plus an Applicable Margin of 110.0 basis points.

Equity. In July 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through at-the-market offering (ATM) program. Pursuant to the 2024 ATM program, the Company entered into forward sale agreements for 1,420,049 shares and 5,756,432 shares in 2024 and 2025, respectively. The Company issued 1,066,549 shares and received net proceeds of $50 million in 2024, and issued 5,919,618 shares and received net proceeds of $250 million in 2025. As of March 31, 2026, the Company could have physically settled the remaining amount by delivering 190,314 shares in exchange for cash of $8 million.

In February 2026, PGE entered into an agreement under which it could sell up to $500 million of its common stock through the ATM program. No forward sale agreements were entered into pursuant to the 2026 ATM program as of March 31, 2026. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

In February 2026, PGE entered into an equity forward sale agreement (EFSA) in connection with a public offering of 9,467,455 shares of its common stock. Pursuant to the terms of the EFSA, the forward counterparties borrowed 10,848,125 shares of PGE's common stock, including 1,380,670 shares in connection with the underwriters' exercise of their option to purchase additional shares, from third parties in the open market and sold the shares to a group of underwriters for $50.70 per share, less an underwriting discount equal to $1.4576 per share. PGE will not receive any proceeds from the sale of common stock until the EFSA is settled, and at that time PGE will record the proceeds, if any, in equity.

As of March 31. 2026, the Company could have physically settled the EFSA by delivering 10,848,125 shares in exchange for cash for $530 million.

For additional information on the EFSA and ATM programs, see Note 7, Shareholders’ Equity, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 46.9% and 47.0% as of March 31, 2026 and December 31, 2025, respectively.

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

As of March 31, 2026, PGE had posted $114 million of collateral with these counterparties, consisting of $71 million in cash and $43 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of March 31, 2026, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $83 million, and decreases to $19 million by December 31, 2026 and to $10 million by December 31, 2027. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $206 million and decreases to $104 million by December 31, 2026 and to $85 million by December 31, 2027.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on March 31, 2026, under the most restrictive issuance test in the Indenture, the Company could have issued up to $972 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s revolving credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of March 31, 2026, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 53.1%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

PGE is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, foreign currency exchange rates, and interest rates, as well as credit risk. Any variations in the Company’s market risk or credit risk may affect its future financial position, results of operations, or cash flows. Other than the item described below, there have been no material changes to market risks, or credit risk, affecting the Company from those set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 14, 2025.

As of March 31, 2026, PGE had no long-term debt instruments subject to interest rate risk exposure, with the exception of the $350 million Unsecured Term Bank Loan which bears interest for the relevant interest period at the Term Secured Overnight Financing Rate (SOFR) plus an Applicable Margin of 110 basis points. A 100 basis point increase in interest rates would result in an increase of the Company's annual interest expense of approximately $3.5 million.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in PGE’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements,” for information regarding legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to PGE’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, the following director (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading agreement,” as the term is defined in Item 408(c) of Regulation S-K:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold *
Michael Lewis (Board Director)	Adoption (February 20, 2026)	Rule 10b5-1 trading arrangement	Until February 25, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 1,937 shares of common stock

* Estimated. Board members receive stock grants annually in July that vest immediately. Mr. Lewis plans to sell 50% of the shares awarded to him in July 2026. For reference, 50% of his 2025 grant would have been 1,937 shares.

Item 6. Exhibits.

Exhibit Number	Description
1.1

Underwriting Agreement, dated February 17, 2026, by and among Portland General Electric Company, and Wells Fargo Securities, LLC and BofA Securities, Inc., as representatives of the several underwriters named therein and as forward sellers, and Wells Fargo Bank, National Association and Bank of America, N.A., as forward purchasers (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed February 19, 2026).

1.2

Confirmation of Underwritten Forward Transaction, dated February 17, 2026, by and between Portland General Electric Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K filed February 19, 2026).

1.3

Confirmation of Underwritten Forward Transaction, dated February 17, 2026, by and between Portland General Electric Company and Bank of America, N.A. (incorporated by reference to Exhibit 1.3 to the Company's Current Report on Form 8-K filed February 19, 2026).

1.4

Confirmation of Underwritten Forward Transaction, dated February 18, 2026, by and between Portland General Electric Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.4 to the Company's Current Report on Form 8-K filed February 19, 2026).

1.5

Confirmation of Underwritten Forward Transaction, dated February 18, 2026, by and between Portland General Electric Company and Bank of America, N.A. (incorporated by reference to Exhibit 1.5 to the Company's Current Report on Form 8-K filed February 19, 2026).

1.6

Equity Distribution Agreement, dated as of February 17, 2026, by and among Portland General Electric Company and Barclays Capital Inc., BMO Capital Markets Corp, BofA Securities, Inc., BTIG, LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC and Wells Fargo Securities, LLC, as sales agents and/or principals, Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Nomura Securities International, Inc. (acting through BTIG, LLC as agent), J.P. Morgan Securities LLC, Mizuho Securities USA LLC and Wells Fargo Securities, LLC as forward sellers, and Barclays Bank PLC, Bank of Montreal, Bank of America, N.A., Nomura Securities International, Inc., JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC and Wells Fargo Bank, National Association, as forward purchasers (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed February 17, 2026).

1.7	Form of Confirmation of Registered Forward Transaction (incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K filed February 17, 2026).
2.1

Asset Purchase and Service Area Transfer Agreement, dated February 15, 2026, by and among PGE, Gem Sub LLC, and PacifiCorp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 17, 2026).

3.1	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).
3.2	Twelfth Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed October 27, 2023).
10.1

Credit Agreement dated as of March 23, 2026 among Portland General Electric Company; the lenders party thereto; U.S. Bank National Association, as Administrative Agent; and CoBank, ACB and Mizuho Bank, LTD. as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 24, 2026).

10.2

Credit Agreement dated as of March 23, 2026 among Portland General Electric Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC, as Syndication Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 24, 2026).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	April 30, 2026	By:	/s/ Joseph R. Trpik
Joseph R. Trpik
Senior Vice President, Finance and Chief Financial Officer
(duly authorized officer and principal financial officer)