Form 10-Q
period 2026-06-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2026-07-31
CIK 784977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

121 SW Salmon Street

Portland, Oregon 97204

(503) 464-8000

(Address of principal executive offices, including zip code, p and registrant’s telephone number, including area code)

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

Number of shares of common stock outstanding as of July 24, 2026 is 117,607,740 shares.

PORTLAND GENERAL ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Revenues, net	$811	$798	$1,674	$1,730
Alternative revenue programs, net of amortization	3	9	19	5
Total revenues	814	807	1,693	1,735
Operating expenses:
Purchased power and fuel	296	294	657	662
Generation, transmission and distribution	112	114	222	224
Administrative and other	90	96	196	192
Depreciation and amortization	143	139	287	279
Taxes other than income taxes	52	46	103	92
Total operating expenses	693	689	1,465	1,449
Income from operations	121	118	228	286
Interest expense, net	61	57	121	113
Other income:
Allowance for equity funds used during construction	6	6	9	11
Miscellaneous income, net	14	7	18	12
Other income, net	20	13	27	23
Income before income tax expense	80	74	134	196
Income tax expense	12	12	21	34
Net income and Comprehensive income	$68	$62	$113	$162

Weighted-average common shares outstanding (in thousands):
Basic	115,733	109,522	115,687	109,473
Diluted	116,376	109,765	116,285	109,725

Earnings per share:
Basic	$0.59	$0.56	$0.97	$1.48
Diluted	$0.59	$0.56	$0.97	$1.47

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$35	$76
Accounts receivable, net	410	460
Inventories	126	124
Regulatory assets—current	255	168
Other current assets	218	244
Total current assets	1,044	1,072
Electric utility plant, net	11,535	10,993
Regulatory assets—noncurrent	521	619
Nuclear decommissioning trust	46	42
Non-qualified benefit plan trust	38	36
Other noncurrent assets	459	468
Total assets	$13,643	$13,230

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(Dollars in millions)

(Unaudited)

	June 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$451	$330
Liabilities from price risk management activities—current	140	158
Current portion of finance lease obligation	27	27
Accrued expenses and other current liabilities	451	478
Total current liabilities	1,069	993
Long-term debt, net of current portion	4,928	4,662
Regulatory liabilities—noncurrent	1,507	1,490
Deferred income taxes	639	601
Deferred investment tax credits	190	194
Unfunded status of pension and postretirement plans	94	107
Liabilities from price risk management activities—noncurrent	66	56
Asset retirement obligations	301	299
Non-qualified benefit plan liabilities	67	70
Finance lease obligations, net of current portion	256	263
Other noncurrent liabilities	403	362
Total liabilities	9,520	9,097
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, no par value, 160,000,000 shares authorized; 115,785,254 and 115,559,079 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,385	2,382
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	1,742	1,755
Total shareholders’ equity	4,123	4,133
Total liabilities and shareholders’ equity	$13,643	$13,230

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$113	$162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287	279
Deferred income taxes	13	25
Allowance for equity funds used during construction	(9)	(11)
Alternative revenue programs	(19)	(5)
Regulatory assets	3	(3)
Regulatory liabilities	4	(16)
Tax credit sales	12	13
Other non-cash income and expenses, net	61	49
Changes in working capital:
Accounts receivable, net	47	52
Inventories	(2)	(9)
Margin deposits	50	85
Accounts payable and accrued liabilities	(53)	(35)
Margin deposits from wholesale counterparties	8	—
Other working capital items, net	12	22
Other, net	(39)	(41)
Net cash provided by operating activities	488	567
Cash flows from investing activities:
Capital expenditures	(635)	(596)
Sales of Nuclear decommissioning trust securities	3	1
Purchases of Nuclear decommissioning trust securities	(3)	(3)
Other, net	(15)	(11)
Net cash used in investing activities	(650)	(609)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$270	$310
Payments on long-term debt	—	(102)
Dividends paid	(120)	(109)
Other	(29)	(13)
Net cash provided by financing activities	121	86
Change in cash and cash equivalents	(41)	44
Cash and cash equivalents, beginning of period	76	12
Cash and cash equivalents, end of period	$35	$56
Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$103	$94
Cash received for income taxes, net	(2)	(3)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon (State). The Company also participates in the wholesale market by purchasing and selling electricity, natural gas, and environmental credits in an effort to meet the needs of, and obtain reasonably-priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts. In addition, PGE performs wholesale market services for third parties in the region. The Company develops products and service offerings for the benefit of retail and wholesale customers. PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company owns unregulated, non-utility real estate comprised primarily of PGE’s corporate headquarters. The Company’s corporate headquarters is located in Portland, Oregon and its approximately 4,000 square mile, State-approved service area, entirely within the State, encompasses 51 incorporated cities. As of June 30, 2026, PGE served 962,000 retail customers within a service area of approximately 2 million residents.

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

The financial information included herein as of and for the three and six months ended June 30, 2026 and 2025 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of a normal recurring nature, unless otherwise noted. The financial information as of December 31, 2025 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 17, 2026, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three and six months ended June 30, 2026 and 2025.

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure, in the notes to financial statements, of specified information about certain costs and expenses. For calendar year-end entities, the update will be effective for annual periods beginning on January 1, 2027. Early adoption is permitted. PGE is assessing the impact of adoption on the consolidated financial statements and does not plan to early adopt the standard.

In December 2025, the FASB issued ASU 2025-10 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. ASU 2025-10 adds guidance to Accounting Standards Codification (ASC) 832 on the recognition, measurement, and presentation of government grants. For calendar year-end entities, the update will be effective for annual periods beginning on January 1, 2029. Early adoption is permitted. PGE is assessing the impact of adoption on the consolidated financial statements and does not plan to early adopt the standard.

In May 2026, the FASB issued ASU 2026-02 Environmental Credits and Environmental Credit Obligations (Topic 818). ASU 2026-02 provides specific guidance for accounting for environmental credits and environmental credit obligations. For calendar year-end entities, the update will be effective for annual periods beginning on January 1, 2028. Early adoption is permitted. PGE is assessing the impact of adoption on the consolidated financial statements and does not plan to early adopt the standard.

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

The Agreement also provides for certain termination rights, and under certain specified circumstances, the Company may be required to pay PacifiCorp a termination fee of $35 million. The transaction is expected to consummate approximately twelve months after submission of regulatory filings, subject to customary closing conditions and regulatory approvals, including under the Hart-Scott-Rodino Act, Section 203 of the Federal Power Act from the FERC, the Washington Utilities and Transportation Commission (“WUTC”), the OPUC, the Idaho Public Utilities Commission, the Public Service Commission of Utah, the Public Utilities Commission of the State of California, the Public Service Commission of Wyoming, and certain other federal and state regulatory approvals. PGE submitted regulatory applications related to the Acquisition with the WUTC and the OPUC on March 30, 2026 and April 2, 2026, respectively. On July 15, 2026, the Company, jointly with other parties, submitted an application to the FERC seeking approval of the transaction,

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

requesting a decision by December 15, 2026.

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

NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Retail:
Residential	$334	$311	$728	$740
Commercial	248	234	483	476
Industrial	156	128	295	255
Direct access customers	12	10	21	19
Subtotal	750	683	1,527	1,490
Alternative revenue programs, net of amortization	3	9	19	5
Other accrued revenues, net	(2)	6	(5)	10
Total retail revenues	751	698	1,541	1,505
Wholesale revenues*	39	88	102	188
Other operating revenues	24	21	50	42
Total revenues	$814	$807	$1,693	$1,735

* Wholesale revenues include $27 million and $30 million related to electricity commodity contract derivative settlements for the three months ended June 30, 2026 and 2025, respectively, and $60 million and $80 million for the six months ended June 30, 2026 and 2025, respectively. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

Retail Revenues

The Company’s primary revenue source is the sale of electricity to customers at regulated, tariff-based prices. Retail customers are classified as residential, commercial, or industrial. Residential customers include single-family housing, multiple-family housing (such as apartments, duplexes, and town homes), manufactured homes, and small farms. Residential demand is sensitive to the effects of weather, with demand highest during the winter heating and summer cooling seasons. Commercial customers consist of non-residential customers who accept energy deliveries at voltages equivalent to those delivered to residential customers and are also sensitive to the effects of weather, although to a lesser extent than residential customers. Commercial customers include most businesses, small industrial companies, and public street and highway lighting accounts. Industrial customers consist of non-residential customers who accept delivery at higher voltages than commercial customers and include data centers, which, with recent OPUC approval, now have a separate tariff. Demand from industrial customers is primarily driven by economic conditions, with weather having a less significant impact on energy use by this customer class.

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

Alternative Revenues programs—Revenues related to PGE’s Renewable Adjustment Clause (RAC) are considered earned under alternative revenue programs, as these amounts represent contracts with the regulator and not with customers. Such revenues are presented separately from revenues from contracts with customers and classified as Alternative revenue programs, net of amortization on the condensed consolidated statements of income and comprehensive income. The activity within this line item is comprised of current period deferral adjustments, which can either be a collection from or a refund to customers, and is net of any related amortization. When amounts related to alternative revenue programs are ultimately included in prices and customer bills, the amounts are included within Revenues, net, with an equal and offsetting amount of amortization recorded on the Alternative revenue programs, net of amortization line item. Under the RAC, in 2024 and through February 28, 2025, the Company deferred amounts related to the Clearwater Wind Development (Clearwater). For further information, see “Clearwater RAC” in the Regulatory Assets and Liabilities section of Note 3, Balance Sheet Components.

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

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

NOTE 3: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net includes $159 million and $180 million of unbilled revenues as of June 30, 2026 and December 31, 2025, respectively. Accounts receivable, net includes an allowance for uncollectible accounts. The following summarizes activity during 2026 in the allowance for credit losses (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
Balance as of beginning of period	$13	$13
Increase in provision	3	6
Amounts written off	(4)	(9)
Recoveries	2	4
Balance as of end of period	$14	$14

Inventories

PGE’s inventories, which are recorded at average cost, consist primarily of materials and supplies for use in operations, maintenance, and capital activities, as well as fuel, which includes natural gas, coal, and oil, for use in the Company’s generating plants. Periodically, PGE assesses whether inventories are recorded at the lower of average cost or net realizable value.

Other Current Assets

Other current assets consist of the following (in millions):

	June 30, 2026	December 31, 2025
Prepaid expenses	$112	$96
Margin deposits	66	116
Assets from price risk management activities	40	32
Other current assets	$218	$244

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	June 30, 2026	December 31, 2025
Electric utility plant in-service	$16,271	$15,996
Construction work-in-progress	866	416
Total cost	17,137	16,412
Less: accumulated depreciation and amortization	(5,602)	(5,419)
Electric utility plant, net	$11,535	$10,993

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $648 million and $622 million as of June 30, 2026 and December 31, 2025, respectively. Amortization expense related to intangible assets was $21 million and $19 million for the three months ended June 30, 2026 and 2025, respectively, and $42 million and $38 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	June 30, 2026			December 31, 2025
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$100		$60	$127		$54
Pension and other postretirement plans	—		64	—		64
Trojan decommissioning activities	—		165	—		161
February 2021 ice storm and damage	13		28	13		33
January 2024 storm and damage	25		17	—		48
Reliability contingency events	43		31	—		90
2020 Labor Day wildfire	5		12	5		14
Wildfire mitigation	45		—	9		33
Portland harbor environmental remediation account	—		42	—		24
Other	24		102	14		98
Total regulatory assets	$255		$521	$168		$619
Regulatory liabilities:
Asset retirement removal costs	$—		$1,266	$—		$1,245
Deferred income taxes	—		222	—		228
Clearwater RAC	9		—	21		1
Other	60		19	53		16
Total regulatory liabilities	$69	*	$1,507	$74	*	$1,490

* Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

January 2024 storm and damage—Beginning January 13, 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allows PGE to seek recovery of incremental storm expenses through the OPUC pre-authorized emergency deferral mechanism, subject to the application of an earnings test. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC, under Docket UM 2190, related to the emergency restoration costs for the January storm. On March 18, 2026, PGE received the OPUC's final order for the storm recovery docket which included a disallowance for some operating and maintenance costs of $1 million and application of an earnings test. The OPUC ordered the application of an earnings test at 20 basis points below the Company's 2024 allowed return on equity of 9.5% on the deferred storm costs. The application of the earnings test resulted in an additional $3 million reduction of the previously deferred amounts. After application of adjustments per the final order, PGE’s deferred balance as of March 31, 2026 was $44 million, including interest, which began amortizing on April 1, 2026 over a two year period. The deferred balance as of June 30, 2026 was $42 million.

Reliability contingency events—As approved by the OPUC in PGE’s 2024 GRC, the Reliability Contingency Event (RCE) mechanism allows PGE to defer and recover 80% of prudent costs for RCEs above amounts forecasted in the Company’s Annual Power Cost Update Tariff, without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing power cost adjustment mechanism (PCAM). Results of the PCAM are filed annually with the OPUC no later than July 1, initiating a regulatory review process that typically results in a final determination and order from the OPUC by the end of the year of filing, with any resulting refund or collection impacting customer prices effective in the following year. RCE costs incurred and deferred are included in each years' respective PCAM filing. On March 18, 2026, the OPUC issued its final order in the 2024 RCE mechanism docket which resulted in the approval for recovery of $70 million in deferred costs, before consideration of interest, after determining that costs should be shared at a level of 90%, resulting in a reduction of $8 million to the recovery request. In addition, the OPUC

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

disagreed with PGE's method of estimating the impacts related to wind generating resources in the day ahead forecasts of $2 million, resulting in a total reduction of $10 million in previously deferred costs. The OPUC also declined to extend the sunset date for the RCE mechanism. After application of adjustments per the final order, PGE’s deferred balance as of March 31, 2026, related to RCEs was $80 million, which included $78 million related to RCEs deferred in 2024 and $2 million related to RCEs deferred in 2025. The 2024 deferred balance began amortizing into customer prices on April 1, 2026 and is to be collected over a two-year period. On July 1, 2026, under the Company's PCAM, Advice 26-26 was submitted to the OPUC seeking recovery to begin on April 1, 2027 of $2 million in costs deferred during RCEs in 2025. PGE believes the deferred amounts as of June 30, 2026 are probable of recovery.

Wildfire Mitigation—Wildfire Mitigation represents incremental costs and investments made by PGE related to efforts on its system to mitigate the risk of wildfire and improve resiliency to wildfire damage under Oregon Senate Bill 762, enacted in 2021. These efforts include enhanced tree and brush clearing, hardening and undergrounding equipment, and making emergency plans in close partnership with various land and emergency management agencies to further expand the use of a public safety power shutoff, when the risk warrants. On June 25, 2026 PGE's 2026-2028 risk-based Wildfire Mitigation Plan was approved by the OPUC. The plan includes annual updates as part of the ongoing regulatory process.

As of June 30, 2026 and December 31, 2025, PGE’s deferred balance related to incremental wildfire mitigation operating expenses was $45 million and $42 million, respectively. The 2026 balance is comprised of:

•
2024 Automatic Adjustment Clause (AAC)—As of June 30, 2026, there was $20 million deferred as a regulatory asset in the balancing account related to 2024. On March 18, 2026, PGE received approval to recover this remaining O&M expense beginning May 1, 2026 with a twelve-month amortization period.
•
2025 AAC— As of June 30, 2026, there was $9 million deferred as a regulatory asset in the balancing account related to 2025. On May 26, 2026, PGE received approval to recover this remaining O&M expense beginning June 1, 2026 with a twelve-month amortization period.
•
2026 AAC—In conjunction with PGE’s filed 2026-2028 Wildfire Mitigation Plan, PGE submitted an advice filing for the first phase of 2026 with the intent of recovering $28 million related to O&M, which was approved and effective on April 1, 2026. On July 7, 2026, PGE submitted an advice filing for the second phase of 2026 with the intent of recovering an additional $22 million related to O&M and $23 million related to capital revenue requirement with a Commission decision expected on or before the effective date of August 19, 2026. Although the OPUC has not approved all of PGE’s 2026 wildfire mitigation O&M, PGE does not believe it is precluded from deferring such costs. Any differences between actual expense and customer collections will be recorded as regulatory assets or liabilities within the AAC balancing account, which will be subject to a prudence review, but will not be subject to an earnings test. As of June 30, 2026, there was $16 million deferred as a regulatory asset in the balancing account related to 2026. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Portland Harbor Environmental Remediation Account—The impact of costs related to EPA liabilities on the Company’s results of operations is mitigated by the Portland Harbor Environmental Remediation Account (PHERA) mechanism. As approved by the OPUC, the PHERA allows the Company to defer estimated liabilities and recover prudently incurred environmental expenditures related to Portland Harbor through a combination of third-party proceeds, including but not limited to insurance recoveries, and, if necessary, through customer prices. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds. Annual expenditures in excess of $6 million, excluding expenses related to contingent liabilities, are subject to an annual earnings test and would be ineligible for recovery to the extent PGE’s actual regulated return on equity exceeds its return on equity as authorized by the OPUC in PGE’s most recent GRC. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or ineligible per the prescribed earnings test. The Company plans to seek recovery of any costs resulting from the EPA’s determination of liability for Portland Harbor through application of the PHERA. For more information on the determination of PGE's share of liability, see "EPA Investigation of Portland Harbor" in Note 8, Contingencies. At this time, PGE is not collecting any Portland Harbor cost from the PHERA through customer prices. As of June 30, 2026,

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

there was $42 million of eligible costs deferred as a regulatory asset. To conform with current year presentation, the Company has reclassified $24 million from Other to Portland harbor environmental remediation account in the Regulatory assets section of the table above.

Clearwater RAC—The Clearwater RAC represents all costs and benefits associated with Clearwater. Under the RAC, during 2023, the Company submitted a filing for Clearwater proposing to defer the revenue requirement, net of net variable power cost (NVPC) benefits, from the in-service date of January 2024 until Clearwater was reflected in customer prices, which was March 1, 2025. For the year ended December 31, 2024, PGE deferred the revenue requirement, net of NVPC benefits resulting in a net regulatory liability of $40 million, which amortized as a refund to customers over a twelve-month period beginning on March 1, 2025 as approved in OPUC Order 25-075 issued February 21, 2025. For the period of January 1, 2025 through December 31, 2025, PGE deferred an additional net $13 million regulatory liability, which was approved and began amortizing on April 1, 2026 over a twelve-month period. As of June 30, 2026, there was $9 million deferred as a regulatory liability in the balancing account.

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

As of June 30, 2026 and December 31, 2025, equity method investments were $21 million and $19 million, respectively, recorded in Other noncurrent assets on the Company’s condensed consolidated balance sheets. For the three and six months ended June 30, 2026, and 2025, the Company's share of net earnings or losses from equity method investments were immaterial. PGE’s share of earnings or losses are recorded as Miscellaneous income, net within Other income, net on the Company’s condensed consolidated statements of income.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	June 30, 2026	December 31, 2025
Accrued employee compensation and benefits	$66	$87
Accrued taxes payable	32	38
Accrued interest payable	54	53
Accrued dividends payable	67	63
Regulatory liabilities—current	69	73
Margin deposits from wholesale counterparties	29	21
Other	134	143
Total accrued expenses and other current liabilities	$451	$478

Credit Facilities

On September 10, 2025, PGE entered into an amendment of its existing revolving credit facility that extended the scheduled expiration into September 2030. As of June 30, 2026, PGE had a $750 million revolving credit facility that provides the Company the ability to expand to $850 million, if needed. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of June 30, 2026, PGE was in compliance with this covenant with a 54.4% debt-to-total capital ratio.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility in order to allow for coverage of any potential need to repay commercial paper that may be outstanding at the time. As of June 30, 2026, PGE had no commercial paper outstanding.

Under the revolving credit facility and commercial paper program, as of June 30, 2026, PGE had no borrowings outstanding and there were no letters of credit issued. As a result, the aggregate unused available credit capacity under the revolving credit facility was $750 million.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has four letter of credit facilities that provide a total capacity of $320 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $126 million were outstanding as of June 30, 2026. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

Pursuant to an order issued by the FERC, the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2028.

Long-term Debt

On March 23, 2026, PGE entered into a 24-month credit agreement with lenders in the aggregate principal amount of $350 million. PGE drew four loans from the Lenders in the aggregate principal amount of $350 million, with $270 million outstanding as of June 30, 2026. The final loan, in the amount of $80 million, occurred on July 2, 2026. The loans bear interest for the relevant interest period at the Term Secured Overnight Financing Rate (SOFR) plus an Applicable Margin of 110.0 basis points.

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$2	$3	$4	$5
Interest cost*	8	8	16	16
Expected return on plan assets*	(9)	(9)	(18)	(18)
Net periodic benefit cost	$1	$2	$2	$3

* The net expense portion of non-service cost components are included in Miscellaneous income, net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE estimated the fair value of financial asset and liability instruments as of June 30, 2026 and December 31, 2025, and classified these financial instruments based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

The Company’s financial assets and liabilities whose values were recognized at fair value in the Company’s condensed consolidated balance sheets are as follows by level within the fair value hierarchy (in millions):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$—	$—	$—	$—	$—
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	8	7	—	—	15
Corporate credit	—	22	—	—	22
Money market funds	—	—	—	9	9
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	5	—	—	—	5
Money market funds	—	1	—		1
Paid Leave Oregon Trust
Money market funds	—	—	—	7	7
Price risk management activities: (1) (4)
Electricity	—	39	5	—	44
Natural gas	—	2	—	—	2
	$13	$71	$5	$16	$105
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$9	$43	$—	$52
Natural gas	—	143	11	—	154
	$—	$152	$54	$—	$206

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value				Price per Unit
Commodity Contracts	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(in millions)
As of June 30, 2026
Electricity physical forwards	$—	$43	Discounted cash flow	Electricity forward price (per megawatt hour (MWh))	$7.47	$86.02	$54.87
Natural gas financial swaps	—	11	Discounted cash flow	Natural gas forward price (per Decatherm)	1.49	3.26	1.94
Electricity financial futures	5	—	Discounted cash flow	Electricity forward price (per MWh)	40.42	77.00	57.27
	$5	$54
As of December 31, 2025
Electricity physical forwards	$—	$37	Discounted cash flow	Electricity forward price (per MWh)	$22.99	$94.65	$59.28
Natural gas financial swaps	—	4	Discounted cash flow	Natural gas forward price (per Decatherm)	1.67	2.76	2.15
Electricity financial futures	1	—	Discounted cash flow	Electricity forward price (per MWh)	31.00	84.00	52.13
	$1	$41

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance as of the beginning of the period	$48	$39	$40	$34
Net realized and unrealized losses/(gains)*	—	(5)	8	4
Transfers from Level 3 to Level 2	1	(3)	1	(7)
Balance as of the end of the period	$49	$31	$49	$31

* Both realized and unrealized losses/(gains), of which the unrealized portions are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Revenues, net or Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income. Amounts include $3 million in net realized gains for both of the three-month periods ended June 30, 2026 and 2025. For both the six months ended June 30, 2026 and 2025, amounts include $4 million in net realized gains.

Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The value of the Company’s Long-term debt is classified as a Level 2 fair value measurement.

As of June 30, 2026, the carrying amount of PGE’s long-term debt was $4,928 million, net of $21 million of unamortized debt expense, and its estimated aggregate fair value was $4,579 million. As of December 31, 2025, the carrying amount of PGE’s long-term debt was $4,662 million, net of $17 million of unamortized debt expense, and its estimated aggregate fair value was $4,311 million.

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	June 30, 2026	December 31, 2025
Current assets:
Commodity contracts:
Electricity	$39	$29
Natural gas	1	3
Total current derivative assets (1)	40	32
Noncurrent assets:
Commodity contracts:
Electricity	5	1
Natural gas	1	—
Total noncurrent derivative assets (1)	6	1
Total derivative assets (2)	$46	$33
Current liabilities:
Commodity contracts:
Electricity	$17	$19
Natural gas	123	139
Total current derivative liabilities	140	158
Noncurrent liabilities:
Commodity contracts:
Electricity	35	31
Natural gas	31	25
Total noncurrent derivative liabilities	66	56
Total derivative liabilities (2)	$206	$214

(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.

(2) As of June 30, 2026 and December 31, 2025, no commodity derivative assets or liabilities were designated as hedging instruments.

PGE’s net volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035 were as follows (in millions):

	June 30, 2026		December 31, 2025
Commodity contracts:
Electricity	—	MWhs	1	MWhs
Natural gas	236	Decatherms	224	Decatherms
Foreign currency	$3	Canadian	$9	Canadian

PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of June 30, 2026, gross amounts included as Price risk management liabilities subject to master netting agreements were $37 million, entirely for natural gas, for which PGE has posted $13 million collateral. As of December 31, 2025, gross amounts included as Price risk management liabilities subject to master netting agreements were $41 million, all of which was for natural gas, for which PGE had posted $14 million collateral.

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Revenues, net or Purchased power and fuel, as applicable, in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commodity contracts:
Electricity	$(23)	$2	$(38)	$7
Natural Gas	6	31	103	45
Foreign currency exchange	—	(1)	—	(1)

Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended June 30, 2026 and 2025, net gains of $22 million and $16 million, respectively, have been offset. Net gains of $14 million and $62 million have been offset for the six-month periods ended June 30, 2026 and 2025, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of June 30, 2026 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Commodity contracts:
Electricity	$(24)	$(1)	$5	$4	$4	$20	$8
Natural gas	76	64	8	4	—	—	152
Net unrealized loss	$52	$63	$13	$8	$4	$20	$160

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2026 was $205 million, for which PGE has posted $68 million in collateral, consisting of $12 million of letters of credit and $56 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered at June 30, 2026, the cash requirement to either post as collateral or settle the instruments immediately would have been $144 million. As of June 30, 2026, PGE had no cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheets.

As of June 30, 2026, PGE held from counterparties $34 million in collateral, consisting $5 million of letters of credit and $29 million of cash. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2026, unvested performance-based restricted stock units and related dividend equivalent rights of 646 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 641 thousand shares excluded for the three and six months ended June 30, 2025.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted-average common shares outstanding—basic	115,733	109,522	115,687	109,473
Dilutive effect of potential common shares	643	243	598	252
Weighted-average common shares outstanding—diluted	116,376	109,765	116,285	109,725

NOTE 7: SHAREHOLDERS’ EQUITY

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

The activity in equity during the three and six-month periods ended June 30, 2026 and 2025 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other
	Shares	Amount	Comprehensive Loss	Retained Earnings	Total
Balances as of December 31, 2025	115,559,079	$2,382	$(4)	$1,755	$4,133
Issuances of shares pursuant to equity-based plans	169,951	—	—	—	—
Issuance costs pursuant to equity agreements	—	(1)	—	—	(1)
Deferred equity issuance costs	—	(8)	—	—	(8)
Stock-based compensation	—	13	—	—	13
Dividends declared ($0.525 per share)	—	—	—	(62)	(62)
Net income	—	—	—	45	45
Balances as of March 31, 2026	115,729,030	2,386	(4)	1,738	4,120
Issuances of shares pursuant to equity-based plans	29,224	1	—	—	1
Stock-based compensation	—	(2)	—	—	(2)
Dividends declared ($0.55125 per share)	—	—	—	(64)	(64)
Net income	—	—	—	68	68
Balances as of June 30, 2026	115,758,254	$2,385	$(4)	$1,742	$4,123

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

	Common Stock		Accumulated Other
	Shares	Amount	Comprehensive Loss	Retained Earnings	Total
Balances as of December 31, 2024	109,342,251	$2,118	$(4)	$1,680	$3,794
Issuances of shares pursuant to equity-based plans	161,074	—	—	—	—
Stock-based compensation	—	5	—	—	5
Dividends declared ($0.500 per share)	—	—	—	(55)	(55)
Net income	—	—	—	100	100
Balances as of March 31, 2025	109,503,325	2,123	(4)	1,725	3,844
Issuances of shares pursuant to equity-based plans	58,563	1	—	—	1
Stock-based compensation	—	3	—	—	3
Dividends declared ($0.525 per share)	—	—	—	(58)	(58)
Net income	—	—	—	62	62
Balances as of June 30, 2025	109,561,888	$2,127	$(4)	$1,729	$3,852

At-the-Market Offering Program—In July 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through an ATM program. Pursuant to the 2024 ATM program, the Company entered into forward sale agreements for 1,420,049 shares and 5,756,432 shares in 2024 and 2025, respectively. The Company issued 1,066,549 shares and received net proceeds of $50 million in 2024, and issued 5,919,618 shares and received net proceeds of $250 million in 2025. As of June 30, 2026, the Company could have physically settled the remaining amount by delivering 190,314 shares in exchange for cash of $8 million.

In February 2026, PGE entered into an additional agreement under which it could sell up to $500 million of its common stock through the ATM program. No forward sale agreements were entered into pursuant to the 2026 ATM program as of June 30, 2026. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

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

As of June 30, 2026, the Company could have physically settled the EFSA by delivering 10,848,125 shares in exchange for cash for $528 million.

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Prior to settlement, the potentially issuable shares pursuant to the ATM and EFSA agreements may be reflected in PGE’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PGE’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the agreements less the number of shares that could be purchased by PGE in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of PGE’s stock during the reporting period is higher than the average forward sale price during the reporting period. As of the three and six months ended June 30, 2026, 398,041 and 343,214 shares were included in the calculation of diluted EPS related to the securities under the agreements, respectively. For additional information concerning the Company’s diluted earnings per share, see Note 6, Earnings Per Share.

Subsequent to June 30, 2026, in July 2026, the Company issued 3,117,541 shares pursuant to the EFSA and received net proceeds of $152 million.

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

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

The EPA finalized a feasibility study, along with the remedial investigation, and the results provided the framework for the EPA to determine a clean-up remedy for Portland Harbor that was documented in a Record of Decision (ROD) issued in 2017. The ROD outlined the EPA’s selected remediation plan for clean-up of Portland Harbor that had an undiscounted estimated total cost of $1.7 billion, comprised of $1.2 billion related to remediation construction costs and $0.5 billion related to long-term operation and maintenance costs. Remediation construction costs were estimated to be incurred over a 13-year period, with long-term operation and maintenance costs estimated to be incurred over a 30-year period from the start of construction. Stakeholders have raised concerns that the EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $2.5 billion to $5.5 billion.

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

In 2024, the EPA issued a Special Notice Letter (SNL) to 60 entities, including PGE, with requirements and deadlines that may ultimately lead to litigation. By letter dated May 30, 2025, PGE responded in coordination with other SNL recipients, as recommended by the EPA. Formal negotiations are anticipated to take approximately two years, concluding in fall 2026 and no later than March 2027, according to the EPA.

PGE continues to participate in a voluntary process to determine an appropriate allocation of costs amongst the PRPs and believes it is probable that it will share in a portion of the costs related to Portland Harbor. On May 29, 2026, the allocation team produced a joint preliminary allocation report (JPAR), which details assigned allocation percentage shares to each PRP across over 20 Project Areas. PGE concluded the JPAR provides sufficient information to develop a reasonable estimate of the low end of its share of liability for cleanup for a subset of Project Areas for which costs can be reasonably estimated. As a result, in Q2 2026, the Company recorded a $20 million liability, which was deferred in the Portland Harbor Environmental Remediation Account (PHERA). Significant uncertainties remain to the determination of PGE's share of these costs, as allocation percentages have not been finalized and the remedial design to establish cost ranges for all Project Areas is incomplete. PGE's estimated share of liability for cleanup is subject to change as cost estimates across all Project Areas are developed and refined over time and provide PGE sufficient information to determine its reasonably estimable range of its potential liability. Due to these uncertainties, PGE cannot reasonably estimate the high end of the range of its liability. The Company’s final liability related to the cost of remediating Portland Harbor could be material to PGE’s financial position and cash flows.

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

A portion of cleanup costs are attributable to identified PRPs that cannot be located or are insolvent. The liability associated with these parties is considered an “orphan share” pool that must ultimately be reallocated. Solvent, remaining PRPs may be responsible for the orphan shares, however, there is no single mandated approach to reallocation. Significant uncertainties remain regarding the treatment of the orphan shares and PGE does not currently have sufficient information to reasonably estimate the amount of orphan shares it will be responsible for. The Company’s final liability related to orphan shares could be material to PGE’s financial position.

The impact of costs related to EPA liabilities on the Company’s results of operations is mitigated by the PHERA mechanism. For more information on the PHERA, see "Regulatory Assets and Liabilities" in Note 3, Balance Sheet Components.

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

NOTE 9: GUARANTEES

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of June 30, 2026, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

The effective tax rates were 15.0% and 16.2% for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the effective tax rates were 15.7% and 17.3%, respectively. PGE’s effective tax rate is below the federal statutory rate of 21% for 2026 and 2025 primarily due to the effect of energy-related tax credits.

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

The table below provides information about the Company’s single business segment, including significant segment expenses, and includes reconciliation to Consolidated Net Income (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$814	$807	$1,693	$1,735
Operating expenses:
Purchased power and fuel	296	294	657	662
Operating and maintenance expense:
Generation, transmission and distribution	112	114	222	224
Administrative and other	90	96	196	192
Total operating and maintenance expense	202	210	418	416
Depreciation and amortization	143	139	287	279
Taxes other than income taxes	52	46	103	92
Total operating expenses	693	689	1,465	1,449
Income from operations	121	118	228	286
Interest expense, net:
Interest expense	64	60	126	120
Allowance for borrowed funds used during construction	(3)	(3)	(5)	(7)
Total interest expense, net	61	57	121	113
Other income, net:	20	13	27	23
Income before income taxes	80	74	134	196
Income tax expense	12	12	21	34
Net income	$68	$62	$113	$162

Certain additional financial information relating to the Company’s single business segment was as follows (dollars in millions):

	June 30, 2026	December 31, 2025
Total assets	$13,643	$13,230
Equity method investments	21	19

	Six Months Ended June 30,
	2026	2025
Capital expenditures	(635)	(596)

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

In addition to any assumptions and other factors and matters referred to specifically in connection with forward-looking statements, risks, uncertainties and other important factors that could cause actual results or outcomes for PGE to differ materially from those discussed in such forward-looking statements include:

•
new or revised governmental policies, executive orders, legislative actions, and regulatory audits, investigations, and actions, including those of the Federal Energy Regulatory Commission (FERC), the Public Utility Commission of Oregon (OPUC), and the Internal Revenue Service (IRS), with respect to allowed rates of return, financings, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs, operating expenses, deferrals, timely recovery of costs and capital investments, energy trading activities, tax credits, and current or prospective wholesale and retail competition;
•
uncertainties associated with energy demand that differs from forecasts, including significant or accelerated load growth from new data centers and the concentration of data center load, and the ability to timely serve such growth due to regulatory, environmental, and other permitting requirements;
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
•
risks and uncertainties related to the procurement of resources through current or future All-Source Request for Proposals (RFP) projects or other regulatory mechanisms, including, but not limited to regulatory processes, transmission capabilities, system interconnections, inflationary impacts, supply chain constraints, supply cost increases (including application of trade tariffs), permitting and construction delays, available tax credits, counterparty credit risk, and legislative uncertainty;
•
demand uncertainty and changing customer preferences and choices that may reduce demand for PGE's services or alter usage patterns, including variability in demand driven by weather variations, price increases, reduced consumption or load shifting resulting from energy efficiency measures or other changes in customer behavior, increased adoption of distributed and renewable generation, and an increased likelihood that customers procure electricity from alternative service providers such as registered Electricity Service Suppliers (ESSs) or through community choice aggregation programs;
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
•
volatility in wholesale power and natural gas prices, including but not limited to volatility caused by macroeconomic and international issues, such as the escalation of US operations in the Middle East, that could require PGE to post additional collateral or issue additional letters of credit pursuant to power and natural gas purchase agreements;
•
changes in the availability and price of wholesale power and fuels, including natural gas and coal, and the impact of such changes, including the potential impact of trade tariffs and the escalation of US operations in the Middle East, on the Company’s power costs;
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
•
cybersecurity attacks, data security breaches, physical attacks and security breaches, the use or misuse of artificial intelligence technologies, including AI-enabled cyberattacks, fraud, misinformation, unauthorized disclosure of sensitive information, operational errors, or other malicious acts, internally or to third parties, that cause damage to the Company’s generation, transmission, or distribution facilities, impact information technology or operational technology systems, inhibit the capability of equipment or systems to function as designed or expected, or result in the release of confidential customer, vendor, employee, or Company information;
•
reputational damage from negative publicity, protests, fines, penalties and other negative consequences resulting in regulatory and/or legal actions;
•
employee workforce factors, including labor strikes, work stoppages, collective bargaining negotiations that result in increased labor costs or other less favorable terms, the inability to obtain contracted workers at reasonable rates during a labor disruption, transitions in senior management, the ability to recruit and retain key employees and other talent, and turnover resulting from macroeconomic conditions such as elevated levels of voluntary resignations, any of which could increase costs and adversely affect operations and financial results;
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

PGE is focused on the following strategic imperatives:

•
Decarbonize Power—make progress toward customer-driven clean energy goals by continuing to add new renewable and non-emitting resources and products to the Company's energy mix;
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

PGE intends to manage the Washington operations as a separate company through a newly created subsidiary to be regulated by the Washington Utilities and Transportation Commission (WUTC). PGE intends to retain current Washington employees and honor existing labor agreements. PGE corporate functions are expected to provide shared support for both Washington and Oregon companies.

The Acquisition is designed with the goal that Washington and Oregon customers would not be impacted by costs associated with executing the acquisition and transaction financing. PGE expects the Acquisition and state and federal regulatory reviews to close in approximately twelve months following the submission of regulatory applications. Regulatory applications were submitted to the WUTC and the OPUC on March 30, 2026 and April 2, 2026, respectively. On July 15, 2026, the Company, jointly with other parties, submitted an application to the FERC seeking approval of the transaction, requesting a decision by December 15, 2026.

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

Empowering customers and communities—PGE’s customers have a desire for purchasing clean energy, as over 213 thousand residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100% clean and renewable electricity by 2035 and 100% economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area have similar goals and continue to consider similar goals for the future.

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

As of June 30, 2026, the Green Future Impact Program has an approved capacity of 750 megawatts (MW) nameplate, of which 482 MW have been subscribed. Through this voluntary program, the Company seeks to support customers’ clean energy acceleration.

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

Investing in a Clean Energy Future

The Resource Planning Process—PGE’s resource planning process includes preliminary and ongoing engagement with customers, stakeholders, regulators, and other interested parties to help inform the Company’s assessment of future energy needs and resource options. Through its Integrated Resource Plan (IRP) and Clean Energy Plan (CEP) processes, PGE evaluates multiple planning scenarios using forecasts, modeling, stakeholder input, surveys, and other available data.

With the passage of HB 2021, PGE created a CEP which articulates the Company’s strategy to make continued progress toward the 2030, 2035, and 2040 emission reduction targets through an equitable transition to a decarbonized grid. The CEP is based on, and was submitted to the OPUC in connection with, the Company’s 2023 Integrated Resource Plan (IRP) in March 2023, the first combined IRP and CEP. That filing projected PGE’s resource and capacity needs over the next 20 years and proposed an Action Plan to meet near-term needs, subject to HB 2021 emissions reduction requirements.

In June 2025, PGE submitted a CEP/IRP Update to the OPUC. The CEP/IRP Update refreshed forecasts and planning assumptions used in the 2023 CEP/IRP and identified a new Preferred Portfolio as a result of the updated analysis. PGE did not propose changes to the Action Plan acknowledged in the 2023 CEP/IRP, which supports the Company's progress toward emissions targets and Preferred Portfolio resource procurement needs through the 2025 All-Source RFP. Based on the information available at the time, PGE concluded that this approach represented the best combination of cost, risk, community benefit, and decarbonization objectives.

To better distinguish resource needs, the CEP/IRP Update reports capacity from hybrid solar and battery storage resources by individual technology. The Update identified a need for approximately 3,500 to 4,500 MW of renewable energy and non-emitting capacity, inclusive of 2023 and 2025 RFP projects, or any other additional resource procurement activities outside of the RFP. These estimates are based on planning assumptions and forecasts that may change as market conditions, customer needs, stakeholder input, and regulatory requirements continue to evolve.

PGE is continuing discussions with customers, stakeholders, and the OPUC regarding PGE’s path forward through the engagement process for the 2026 Clean Energy Plan and Integrated Resource Plan, which the company plans to file in the third quarter of 2026. PGE is continuing to refine its analysis, forecasts, resource needs, and preferred strategies to support continued progress toward emission targets while serving customers safely, reliably, equitably, and at the lowest reasonable cost.

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

2025 All-Source RFP

PGE filed notice with the OPUC in November 2024 that an RFP in 2025 was needed to procure resources to meet a forecasted 2029 capacity shortfall and to make continued progress toward decarbonization targets under HB 2021. These actions were consistent with the 2023 IRP Action Plan and CEP Update. PGE filed the draft 2025 All-Source RFP in April 2025 and regulatory approval was granted on July 22, 2025. The Company issued the RFP to market on July 31, 2025, seeking bids for resources that can provide non-emitting dispatchable capacity and renewable generation.

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

PGE is proceeding to commercial negotiations with projects on the final shortlist, prioritizing those that include renewable generation and that have a viable pathway to achieve commercial operations earlier in the 2028 - 2030 eligibility period. The ultimate outcome of the RFP process, or any other additional resource procurement activities outside of the RFP, may involve the selection of multiple projects for both renewable and non-emitting dispatchable capacity resources, which PGE expects will be approximately 2,500 MWs in total.

On May 26, 2026 the OPUC acknowledged the 2025 RFP final shortlist. Additional details of the 2025 RFP (OPUC Docket UM 2371) are available on the OPUC website at www.oregon.gov/puc.

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

The North Plains Connector would be the nation’s first HVDC transmission connection among three regional U.S. electric energy markets, providing additional flexibility and the sharing of resources across multiple time zones. PGE's resource planning process indicates the need for transmission to provide additional transfer capacity, access to diverse energy resources and enhanced wholesale markets, and ease congestion on the existing western transmission system. PGE continues to explore the North Plains Connector as a resource to help meet those load-service needs.

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

Building a resilient grid—To serve communities with clean energy, PGE’s grid of the future will need to be smart and adaptive. Highlights of PGE’s key investments and plans for building a resilient grid include:

•
Wildfire Mitigation—PGE has a Wildfire Mitigation Program under which an annual Wildfire Mitigation Plan (WMP) is developed and submitted to the OPUC, as required by State law, to coordinate activities across the Company and with State-wide stakeholders. In December 2025, PGE filed its 2026-2028 Wildfire Mitigation Plan, which forecasts $47 to $50 million annually in operations and maintenance costs and an additional $70 to $84 million annually in capital investments, for the 2026-2028 period, to continue system hardening efforts, expand situational awareness capabilities, implement specific inspection and maintenance along with vegetation management, raise community and customer awareness, and take operational actions within high fire risk zones. PGE strives to improve regional safety by mitigating the risk that PGE’s electric utility infrastructure could cause a wildfire, while limiting the impacts of PSPS events and other mitigation activities on customers and increasing the resiliency of PGE assets to wildfire damage. In the six months ended June 30, 2026, PGE invested $38 million in capital projects related to wildfire mitigation and resiliency and utility asset management.
•
Virtual Power Plant (VPP)—PGE’s VPP is comprised of Distributed Energy Resources and flexible loads that are managed through technology platforms to provide grid and power operations services. PGE’s customer offerings related to flexible load programs, rooftop solar, battery storage, and electric vehicle (EV) charging solutions support grid reliability and increase portfolio flexibility and resource diversity. When coordinated through the Company’s Distributed Energy Resources Management Systems, Distributed Energy Resource and flexible loads support cost-effective decarbonization, advance customer and community energy resiliency, promote customer engagement with the energy system, and unlock additional grid services that enhance PGE’s operation of a dynamic two-way system. As participation in PGE’s VPP grows, customer actions provide increasing benefit and help avoid customer service interruptions and reduce exposure to scarcity pricing in energy markets.

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
•
Distribution System Plan (DSP)—In 2021 and 2022, PGE filed its inaugural DSP in two parts, which were accepted by the OPUC in 2022 and 2023, respectively. The OPUC Staff finalized their review of modifications to the current DSP guidelines in the fourth quarter of 2024 and PGE filed its next DSP in December 2024, fully compliant with the updated requirement. The DSP outlines distribution system assets, describes how the Company plans for new load, including distributed resources such as EVs and rooftop solar installations, and presents the vision for modernizing the grid to enable accelerated decarbonization and customer participation in demonstrating continual progress towards PGE’s clean energy goals. For further information on recovery of costs related to the DSP, see “DSP recovery mechanism” in the Regulatory Matters section of this Overview.

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

In December 2025, the OPUC accepted PGE's 2026-2028 TE Plan. The plan considers current and planned activities, along with forecasted EV loads for the 2026-2028 period, with expected capital expenditures to be approximately $11 million.

PGE continues to pursue advanced technologies to enhance the grid, pursue energy storage, and develop microgrids and the use of data and analytics to better predict demand and support energy-saving customer programs.

Laws and Regulations

Trade Tariffs—U.S. trade policy and tariff measures continue to evolve through a combination of existing and newly implemented tariff programs, ongoing litigation, and potential future trade actions. These evolving measures may increase the cost of raw materials and equipment, disrupt global supply chains, and contribute to volatility in commodity, capital, and credit markets. The cost of steel utility poles, meters, transformers, and specialized electrical equipment, among other items, may increase, which could affect materials and supplies balances and increase capital projects costs. Similarly, procurement costs may rise and lead times may lengthen for necessary components in resources considered for acquisition in PGE’s All-Source RFPs. For further information on the Company’s RFPs, see “The Resource Planning Process” in the Investing in a Clean Energy Future section of this Overview. Although PGE does not expect a material impact on its Canadian natural gas imports from recent Canada-related actions, future trade actions involving Canada could affect commodity markets, supply chains, or procurement costs. Recent tariff actions affecting particular countries and product categories, as well as the possibility of additional trade measures, have increased uncertainty regarding future equipment costs and supply availability. The Company is unable to reasonably estimate the effects of the rapidly evolving trade tariff landscape, as those effects could include project delays and cost increases, and present obstacles to PGE’s strategic plan execution. PGE is closely monitoring the impacts of trade tariffs and the potential effect they may have on the Company’s financial position, results of operations, or cash flows.

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

In October 2025, PGE received notice from the U.S. DOE of the termination of four federal grants that originally planned to provide $61 million in federal reimbursement over the life of the grants. PGE has incurred an immaterial amount of costs for projects associated with the terminated grants and does not expect the termination process to result in a material impact on the Company’s financial position and results of operations.

PGE has been awarded, either as a direct recipient or subrecipient, five additional grants totaling approximately $252 million. These grants remain in various stages of execution, with the largest being the Warm Springs Power Pathway. PGE continues to monitor these grants for potential modification or termination but has not received any formal notice of termination. To date, PGE has incurred only immaterial costs related to these grants. See “Transmission Upgrades” in the Investing in a Clean Energy Future section of this Overview for further discussion on the Warm Springs Power Pathway grant. The Company cannot predict the ultimate timing and success of securing funding from federal programs or predict the outcome of existing grants.

Inflation Reduction Act of 2022 (IRA)—The IRA was signed into law in 2022. The United States Treasury and the IRS released extensive rules addressing credit transfer eligibility and application, including but not limited to, required registration, filing, and documentation for transferors and transferees to elect and claim a credit transfer.

In 2024, PGE received approval from the OPUC to transfer PTCs generated in 2024 and 2025 and to record any difference between the full value and the discounted value in a property balancing account. On April 15, 2026, PGE received approval from the OPUC to transfer PTCs generated in 2026 and 2027 and to record any difference between the full value and the discounted value in a property balancing account.

PGE has entered into agreements to transfer tax credits and transferred $12 million and $13 million, net of discounts, for cash proceeds in the first six months of 2026 and 2025, respectively. PGE transferred tax credits, net of discounts, of $179 million in 2025. For the remainder of 2026, the Company expects to generate and transfer approximately $25 million of additional tax credits, net of discounts.

The One Big Beautiful Bill Act (OBBBA)—The OBBBA significantly amended or repealed several renewable-energy tax incentives originally enacted under the IRA. Projects previously placed in service that met applicable tax credit qualification requirements received PTC or ITC benefits, which are reflected in the Company’s condensed consolidated financial statements. The transferability of tax credits, as provided under the IRA, also remains in effect. In August 2025, the U.S. Treasury issued a notice for establishing the beginning of construction for wind and solar projects. The notice required large projects to satisfy a physical-work test after September 2, 2025, eliminated certain inventory-procurement safe harbors, and accelerated the placed in service deadline to December 31, 2027. A subsequent court ruling invalidated the August 2025 notice, although debate continues as to the repercussions. Since the effect of the court ruling on the Company remains unclear, PGE has not changed its method of determining qualifying projects, treating them as if the notice remains in effect.

These changes, together with the repeal of the permanent ten percent ITC, as outlined in the OBBBA, are expected to reduce or eliminate the availability of renewable energy tax incentives on future projects.

See “The Resource Planning Process” in the Investing in a Clean Energy Future section of this Overview for information regarding the impact of the OBBBA on the RFP process.

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

RPS standards and related laws—In 2016, Oregon Senate Bill (SB) 1547 increased the 2007 benchmarks for the percentage of electricity that must come from renewable sources by dates certain and required the elimination of coal as a fuel for generation of electricity used to serve Oregon utility customers on or before January 1, 2030, although an exception in the law may extend this date five years for the output of Colstrip Units 3 and 4 coal-fired generating plant (Colstrip).

The Company has a 20% ownership share in Colstrip and has fully depreciated the facility as of December 31, 2025. Any capital spending after 2025 is expected to be fully depreciated within the year of spending. The forecasted annual revenue requirement for Colstrip, including depreciation, is updated annually in a separate, supplemental tariff and recovery of power cost related items is sought annually under the AUT. In order to meet PGE’s regulatory, legislative, and reliability requirements, the Company continues to evaluate its ongoing ownership interest in Colstrip.

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
•
limited the life of renewable energy credits (RECs) generated from facilities that become operational after 2022 to five years, but continue unlimited lifespan for all existing RECs and allow for the generation of additional unlimited RECs for a period of five years for projects online before December 31, 2022; and
•
provided opportunity to pursue recovery of energy storage costs related to renewable energy in the Company’s RAC filings.

During the second quarter of 2026, the Company submitted its RPS report for 2025, which indicated that the Company met the threshold for 2025. The report remains subject to final review by the Oregon Department of Energy. PGE believes it is on track to meet the RPS threshold for 2026.

HB 3179—In response to increasing utility bills and concerns about affordability, the Oregon Legislature in 2025 passed HB 3179. Under the provisions of the legislation, the OPUC shall balance the interests of the utility investor and the consumer by considering the cumulative economic impact of the proposed price or schedule of prices on the electric or natural gas company’s residential customers. Electric or natural gas companies are required to file a multi-year rate plan (MRP) on a regular interval that is no less than three and no more than seven years long. The OPUC issued Order 26-191 on May 26, 2026, that began formal rulemaking in docket AR 677. In the proposed rules identified in Order 26-191, the OPUC is seeking to establish an initial filing schedule for MRPs, which calls for PGE to file its first MRP no earlier than May 1, 2029 and no later than July 31, 2029. The OPUC has also opened a docket, AR 676, as a multi-phased rulemaking to establish the MRP framework with a target to complete the framework in early 2027.

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

United States Environmental Protection Agency (EPA) Regulations for Electric Generating Facilities—In 2024, the EPA released final regulations pertaining to electric generation facilities. The regulations included:

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

In June 2025, to advance the goals of the President’s Unleashing American Energy executive order, the EPA proposed to repeal the 2024 GHG emissions standards for fossil fuel-fired power plants promulgated under Section 111 of the CAA. The EPA also proposed to repeal specific amendments to the updated MATS, that were promulgated in 2024, including the revised filterable particulate matter emissions standard. Additionally, in June 2025, the EPA proposed to update the 2024 ELG Rule to extend compliance deadlines and explore flexibilities to promote reliable and affordable power generation. On February 12, 2026, the EPA revoked the 2009 endangerment finding, thus removing the EPA’s authority to regulate GHGs.

PGE continues to evaluate each of these rules to assess the potential impact, which could be material, on the Company’s continuing investment in Colstrip. If upheld, not modified by the EPA, or the MATS compliance exemption is overturned, the 2024 MATS and GHG Rules would require compliance as early as 2027 and 2032, respectively. Compliance with the 2024 rules could require material upgrades at Colstrip with proposed compliance dates that may not be achievable or require the use of unproven technology, resulting in significant impacts to costs related to Colstrip.

In addition to the EPA’s proposed rulemakings, several legal challenges have been filed regarding these rules and the revocation of the endangerment finding. In challenges to all three rules, at the EPA’s request, the courts have granted stays to allow new EPA leadership to reevaluate the rule. The endangerment finding revocation has not been stayed, and went into effect April 20, 2026, while the legal challenges are pending. These challenges, or attempts by the federal government to withdraw or modify the regulations, if successful, could affect the applicability to PGE and Colstrip, specifically. Given the uncertainty surrounding applicability of these laws and regulations, PGE cannot reasonably estimate the impact to its results of operations, financial position, and cash flows, however, if the MATS Rule and GHG Rule are ultimately enforced, it could require material additional compliance costs. To the extent these regulations result in increased compliance costs, the Company expects to seek recovery of those costs through the ratemaking process.

Regulatory Matters

PGE focuses on providing reliable, clean power to customers at affordable prices while providing a fair return to investors. To achieve this goal the Company must execute effectively within its regulatory framework and maintain prudent management of key financial, regulatory, and environmental matters that may affect customer prices and investor returns. The following discussion provides detail on a number of such matters.

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

As of the date of this filing, all milestones in the procedural schedule have occurred with briefing complete and the OPUC having conducted oral argument with PGE and parties on July 23, 2026. Based on the current procedural schedule, the OPUC is targeting an Order date of August 25, 2026. On July 23, 2026, FERC issued an order authorizing the reorganization into a holding company structure.

General Rate Case - In early August 2026, PGE intends to file with the OPUC a general rate case based on a fiscal July 2026 through June 2027 test year (2027 GRC). The Company's filing will request a $179 million increase in the annual revenue requirement related primarily to deployment of capital since PGE’s last rate case (UE 435) to strengthen and safeguard the grid to meet growing customer demand and bolster reliability. The 2027 GRC, as requested, would result in an approximate 4.8% overall increase relative to currently approved prices. This increase excludes the effects of lower net variable power costs expected in 2027 as reflected in the Annual Power Cost Update Tariff, filed separately, with the OPUC in February 2026 (OPUC Docket UE 465). Based on a recently filed forecast of net variable power costs, customer prices would be expected to fall 2.4% on January 1, 2027, partially offsetting the proposed GRC increase.

The proposed GRC increase in annual revenue requirement is based upon:

• a capital structure of 50% debt and 50% equity;

• a return on equity of 9.75%;

• a cost of capital of 7.464%; and

• a rate base of $8.6 billion.

Another key item in the filing includes a request for a Bridge Framework to operate between the conclusion of this GRC and the establishment of PGE’s first multi-year rate plan in 2029 pursuant to HB 3179 and OPUC rulemakings in AR 676 and AR 677. Regulatory review of the 2027 GRC is expected throughout 2026 and 2027. The Company cannot predict the ultimate outcome of the regulatory process. We expect a final order to be issued by the OPUC by the end of June 2027. New customer prices are expected to become effective July 1, 2027. The 2027 GRC filing, including copies of direct testimony and exhibits, is expected to be made available on the OPUC website at www.oregon.gov/puc.

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

In January 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allowed PGE to seek recovery of incremental storm expenses through the previously authorized emergency deferral. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC under Docket UM 2190 for emergency restoration costs related to the January storm. On March 18, 2026, PGE received the OPUC's final order for the storm recovery docket, which included a disallowance for some operating and maintenance costs of $1 million and application of an earnings test. The OPUC ordered the application of an earnings test at 20 basis points below the Company's 2024 allowed return on equity of 9.5% on the deferred storm costs. The application of the earnings test resulted in an additional $3 million reduction of the previously deferred amounts. After application of adjustments per the final order, PGE’s deferred balance as of March 31, 2026 was $44 million, including interest, which began amortizing on April 1, 2026 over a two year period. The deferred balance as of June 30, 2026 was $42 million.

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

PGE filed the results of the 2024 PCAM with the OPUC on July 1, 2025, in Docket UE 457, initiating a regulatory review process. Included in the filing, the Company requested an extension of the RCE mechanism for one year, through 2026. On March 18, 2026, the OPUC issued its final order in the 2024 RCE mechanism docket which resulted in the approval for recovery of $70 million in deferred costs, before consideration of interest, after determining that costs should be shared at a level of 90%, resulting in a reduction of $8 million to the recovery request. In addition, the OPUC disagreed with PGE's method of estimating the impacts related to wind generating resources in the day ahead forecasts of $2 million, resulting in a total reduction of $10 million in previously deferred costs. The OPUC also declined to extend the sunset date for the RCE mechanism

After application of adjustments per the final order, PGE’s deferred balance as of March 31, 2026, related to RCEs was $80 million, which included $78 million related to RCEs deferred in 2024 and $2 million related to RCEs deferred in 2025. The 2024 deferred balance began amortizing into customer prices on April 1, 2026 and is to be collected over a two-year period. On July 1, 2026, under the Company's PCAM, Advice 26-26 was submitted to the OPUC seeking recovery to begin on April 1, 2027 of $2 million in costs deferred during RCEs in 2025. PGE believes the deferred amounts as of June 30, 2026 are probable of recovery.

Power costs—Pursuant to the AUT process, PGE annually files an estimate of power costs for the following year. As approved by the OPUC, the 2026 AUT included a final increase in power costs for 2026, and a corresponding increase in net variable power costs (NVPC), of $39 million from 2025 levels, which is now reflected in customer prices.

Renewable recovery framework—As previously authorized by the OPUC, the RAC is a primary method available to recover costs associated with renewable resources and the inclusion of prudent costs of energy storage projects associated with renewables, under certain conditions. The RAC allows PGE to recover prudently incurred costs associated with complying with renewable mandates through filings made each year, outside of a General Rate Case (GRC). In 2023, the Company filed for Clearwater, which went into service in January 2024. PGE did not submit a request for recovery of any renewable resources under the RAC during 2024 or 2025 and does not anticipate doing so in 2026.

Under the RAC, during 2023, the Company submitted a filing in OPUC Docket UE 427 for Clearwater proposing to defer the revenue requirement, net of NVPC benefits, from the in-service date of January 2024 until Clearwater was reflected in customer prices, which was March 1, 2025. For the twelve month period ending December 31, 2024, PGE deferred the revenue requirement, net of NVPC benefits, resulting in a net regulatory liability of $40 million, which amortized as a refund to customers over a twelve month period beginning on March 1, 2025, as approved by the OPUC in Order 25-075 issued in February 2025.

Order 25-075 also adopted conditions to be applied to the AUT and clarification of the applicability of those conditions was subsequently provided by the OPUC in Order 25-223, which granted certain of PGE’s requests and denied others. PGE and NewSun Energy LLC, as an intervenor, both have Petitions for Judicial Review of Order 25-075 pending at the Oregon Court of Appeals. For the period of January 1, 2025 through December 31, 2025, PGE deferred an additional net $13 million regulatory liability, which was approved for recovery and began amortizing on April 1, 2026 over a twelve-month period. As of June 30, 2026, there was $9 million deferred as a regulatory liability in the balancing account.

Seaside Grid BESS recovery—In May 2025, PGE submitted a request to the OPUC to recover the revenue requirement associated with the Seaside Battery Energy Storage System (Seaside). The regulatory filing was pursuant to the expedited cost-recovery option introduced by the OPUC in its Order issued December 20, 2024 related to PGE's 2025 GRC (OPUC Docket UE 435).

In October 2025, the OPUC issued an Order (Order 25-417) that was supported by a memorandum of understanding (MOU) entered into between PGE and key regulatory stakeholders. One key item in the Order was the adoption of an earnings test for the twelve-month period ended October 31, 2026 at PGE’s authorized return on equity (ROE), implemented via a deferral to track Seaside revenues and refund excess earnings, if applicable. The Company has contested the applicability of an earnings test and in addition has not accrued any refunds, as it currently does not forecast to over earn for the period covered by the test.

DSP recovery mechanism—On December 23, 2025, PGE and certain intervening parties submitted a stipulation to the OPUC reflecting an agreement that resolved all issues, with the exception of the application of an earnings test as proposed by intervening parties, in PGE's request for recovery in UE 459 related to the Company’s DSP Alternative Recovery Mechanism (ARM). The settlement and submitted stipulation were supported by an MOU entered into between PGE and key regulatory stakeholders. The MOU limited the scope of the ARM to specific capital investments included in the DSP docket (UM 2362) filed in December 2024, which enable network modernization, reliable customer service, and integration of clean energy and distributed energy resources.

Primary components of the stipulation included:

•
A rate base increase of $218 million;
•
9.34% ROE per the MOU reflecting PGE's latest rate case; and
•
An annual revenue requirement increase of $57 million, compared to PGE's filed request of $72 million.

Of the $15 million of revenue requirement adjustments, approximately 87% were temporary in nature, allowing PGE to seek recovery of associated investments as applicable in its next GRC. These adjustments were driven primarily by non-distribution investments and were not attributable to specific assets. Per the previously noted MOU reached with stakeholders, the earliest possible rate effective date of PGE's next GRC would be May 1, 2027.

The OPUC's final order in Docket UE 459, issued on March 11, 2026, approved the terms of the stipulation, which were reflected in customer prices effective April 1, 2026. The Company has contested the applicability of an earnings test and, in addition, has not accrued any probable and reasonably estimable refunds.

More information about the DSP ARM docket, UE 459, is available on the OPUC website at www.oregon.gov/puc.

Portland Harbor Environmental Remediation Account (PHERA) mechanism—PGE has been identified by the EPA as a Potentially Responsible Party (PRP) for the Portland Harbor Superfund Site, however, significant uncertainties remain regarding the scope of remediation, cost allocation among PRPs, and PGE’s potential share of costs. The impact of such costs on the Company's results of operations is mitigated by the OPUC-approved PHERA mechanism, which allows for recovery of eligible costs through third-party proceeds and customer prices, subject to prudency reviews and earnings-test limitations. For further information regarding the PHERA mechanism as well as PGEs current estimated range of potential liability, see "Regulatory Assets and Liabilities" in Note 3, Balance Sheet Components, and “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

New Large Load, Data Centers, and UM 2377—In 2023, the OPUC established Docket UE 430 to investigate new load connection costs. Following a lengthy regulatory process, in December 2024, PGE filed Advice No. 24-38 with the OPUC that proposed changes to PGE policies and tariffs that would: i) allocate the costs to the customers that are creating the costs; ii) improve transmission system planning and capacity; iii) provide fair recovery of distribution investment costs from large load users; and iv) implement contractual requirements designed to appropriately allocate and recover distribution and transmission costs and mitigate the risk of stranded assets, while providing flexibility to meet large customer needs.

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

In June 2025, the Oregon Legislature passed HB 3546, which directed the OPUC to provide a classification for retail customers deemed large energy use data center facilities. HB 3546 also directed the OPUC to require that electric companies serving data centers enter into a contract for services with such customer under terms and conditions specified by the law. The OPUC included HB 3546 alignment and establishment of a data center classification for retail customers within the scope of UM 2377 as well as other topics that may apply to all large load customers.

On June 3, 2026, the Company submitted Advice filing 26-24 to the OPUC, which proposed to create a new tariff for Data Center Standard Service, update base rates and power costs, update DSP Alternative Recovery prices as agreed to via a stipulation adopted by the OPUC in Order No. 26-074 in Docket UE 459, and update the Energy Efficiency Funding Adjustment as directed in Order No. 26-154.

At a public meeting on July 7, 2026, the OPUC approved Advice 26-24, allowing new prices to become effective July 8, 2026. Collectively, the overall price changes result in an average rate decrease of 1.3% for residential customers, a 2.1% average rate decrease for commercial customers, an average rate decrease of 1.4% for industrial customers who do not qualify for PGE's new data center rate, and an average rate increase of 29.7% for data center customers.

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

The EDAM, which began operation in May 2026, allows market participants to submit bids for their forecasted energy demand and available generation resources a day ahead of expected use. The EDAM optimizes transmission and resource use across all market participants, enabling access to the lowest-cost resources to meet regional needs. PGE plans to begin participation on October 1, 2026, to leverage existing technology and systems and utilize the Company’s transmission system to connect regional resources, such as hydropower and wind facilities in the Pacific Northwest and solar facilities in California and the desert Southwest, across a unified market platform.

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

Customers and Demand—The following tables present total energy deliveries, in thousands of Megawatt hours (MWh), and the average number of retail customers by customer type for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	% Change	% Change (Weather- Adjusted)	2026	2025	% Change	% Change (Weather- Adjusted)*
Energy deliveries:
Retail:
Residential	1,591	1,571	1.3%	(1.4)%	3,678	3,797	(3.1)%	(3.3)%
Commercial	1,529	1,546	(1.1)	(2.0)	3,123	3,178	(1.7)	(1.8)
Industrial	1,633	1,416	15.3	15.2	3,161	2,814	12.3	12.3
Subtotal	4,753	4,533	4.9	3.5	9,962	9,789	1.8	1.6
Direct access:
Commercial	118	135	(12.6)	(12.6)	234	264	(11.4)	(11.4)
Industrial	513	513	—	—	1,010	956	5.6	5.6
Subtotal	631	648	(2.6)	(2.6)	1,244	1,220	2.0	2.0
Total retail	5,384	5,181	3.9	2.7%	11,206	11,009	1.8	1.7%
Wholesale	1,515	2,439	(37.9)		2,914	4,418	(34.0)
Total	6,899	7,620	(9.5)%		14,120	15,427	(8.5)%

* The estimated impact of weather is based on various model assumptions related to temperature and customer response. Weather-adjusted estimates may not fully reflect the impacts of extreme weather variations and deviations in customer behavior to such extremes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Average number of retail customers:
Residential	846,367	839,923	1%	845,926	838,516	1%
Commercial	114,523	114,230	—	114,533	114,211	—
Industrial	222	218	2	221	217	2
Direct access	502	729	(31)	518	659	(21)
Total	961,614	955,100	1%	961,198	953,603	1%

Total retail energy deliveries for the six months ended June 30, 2026 were up 1.8% compared to the six months ended June 30, 2025. While industrial deliveries increased, declines occurred in both the residential and commercial categories.

Residential weather-adjusted deliveries decreased 3.3% in the aggregate, driven primarily by a decrease in average usage per customer of 4.2% during the first six months of 2026 compared with 2025, partially offset by an increase in the average number of residential customers of 1%. PGE has observed seasonal shifts in use per customer, such as higher air conditioning penetration in the summer in response to higher cooling degree days, as well as an increased number of rooftop solar installations within its service territory, and continued energy efficiency programs.

The industrial class continues to show growth as overall energy deliveries are up 10.6% in the six months ended June 30, 2026 compared to the same period in 2025, reflecting strength primarily in the digital services sector.

The following table indicates the number of heating degree-days for the three and six months ended June 30, 2026 and 2025, along with the current 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2026	2025	Avg.	2026	2025	Avg.
First Quarter	1,737	1,772	1,828	—	4	—
April	303	248	349	—	—	3
May	122	160	169	27	14	26
June	52	56	62	106	88	86
Second Quarter	477	464	580	133	102	115
Year-to-date	2,214	2,236	2,408	133	106	115
(Decrease)/Increase from the 15-year average	(8)%	(7)%		16%	(8)%

During the three months ended June 30, 2026 compared to the same three months of 2025, weather had a more positive impact on Total Retail deliveries as the Company’s service territory saw 30% more cooling degree-days as well as 3% more heating degree-days than in 2025. Cooling degree-days were 16% above average in the second quarter of 2026 compared to 11% below average in 2025 while the number of heating degree-days recorded in the second quarter of 2026 was 18% below average compared to 20% below in the same period of 2025.

The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from ESSs. Had the cap limit been fully subscribed and utilized, 12% of PGE’s total retail energy deliveries for the first six months of 2026 would have been to these customers.

PGE offers service to customers under an OPUC created New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. With the adoption of the New Large Load Direct Access program, which is capped at 119 MWa, as much as 16% of the Company’s retail energy deliveries could have been supplied by ESSs to Direct Access customers.

Customers are measured and reported in terms of individual service points, with certain companies who are either commercial, industrial, or Direct Access customers having multiple service points. Deliveries to Direct Access customers increased 2.0% in the six months ended June 30, 2026 compared to the prior year, which is in line with PGE’s overall 1.8% increase in deliveries over the same comparative periods. Actual deliveries to Direct Access customers of energy supplied by ESSs represented 11% of PGE’s total retail energy deliveries for the first six months of both 2026 and 2025. The OPUC, under docket UM 2024, undertook an investigation of long-term Direct Access with program caps being one of the issues under consideration. On May 7, 2026, the OPUC issued Order 26-153, which left the present caps in place, although provided an allowance for waiver opportunity if ESSs were to meet certain reliability conditions in the future.

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

The following table provides information regarding the performance of the Company’s generating resources for the six months ended June 30, 2026 and 2025:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total system load
	2026	2025	2026	2025	2026	2025
Generation:
Thermal:
Natural gas	77%	84%	74%	104%	28%	37%
Coal (3)	90	71	54	99	4	6
Wind (4)	86	90	88	98	10	10
Hydro	94	97	76	101	4	5

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

Energy received from PGE-owned and jointly-owned thermal plants during the six months ended June 30, 2026 compared to 2025 decreased 32%. This decrease was primarily driven by economic dispatch decisions. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, decreased 28% during the six months ended June 30, 2026 compared to 2025. Energy purchased from mid-Columbia and other regional hydroelectric projects decreased 29% and energy generated by the Company-owned facilities decreased 23% during the six months ended June 30, 2026. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 10 years of historical generation data. See “Purchased power and fuel” in the Results of Operations section in this Item 2, for further detail on regional hydro results.

Energy received from PGE-owned and under contract wind resources remained materially consistent during the six months ended June 30, 2026 compared to 2025. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

Under the PCAM, the Company may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual ROE for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the PCAM as calculated for regulatory purposes:

•
For the six months ended June 30, 2026, actual NVPC was $10 million above baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2026 is currently estimated to be below the baseline and approximately at the established deadband range. Accordingly, there is no estimated refund to customers expected under the PCAM for 2026.

•
For the six months ended June 30, 2025, actual NVPC was $19 million below baseline NVPC. For the year ended December 31, 2025, actual NVPC was $6 million below baseline NVPC, which was within the established deadband range. Accordingly, there was no estimated refund to customers under the PCAM for 2025. A final determination regarding the 2025 PCAM results will be made by the OPUC through a public filing and review in 2026.

Operating and Maintenance

Business transformation and optimization expenses—During the three and six months ended June 30, 2026, PGE incurred $8 million and $25 million incremental business transformation and optimization expenses, which include strategic advisory and workforce realignment expenses, focused on a multi-year cost management initiative to realize long-term benefits, as well as corporate structure update costs incurred for incremental accounting, legal, and consulting expenses related to the Company's submission of a regulatory application for approval of a holding company reorganization and the proposed Acquisition. For more information on the impact of these costs on annual results, see “Generation, transmission and distribution,” “Administrative and other,” “Depreciation and amortization,” and "Interest expense," in the Results of Operations section of this Overview. For more on the holding company application and pending Acquisition, see “Corporate Structure” in the Regulatory Matters section, and "Pending Acquisition" in the Company Strategy section of this Overview. The Company expects to incur business transformation and optimization expenses related to these initiatives throughout 2026.

System Operator Labor Negotiations—PGE is engaged in contract negotiations with approximately 30 System Operators who voted in 2024 to join the International Brotherhood of Electrical Workers (IBEW) Local 125 Bargaining Unit 1. On July 1, 2026, representatives of this bargaining unit provided notice of their intent to initiate a strike beginning August 2, 2026, if the parties are unable to reach agreement on a collective bargaining arrangement. PGE continues to engage in negotiations with the bargaining unit and is implementing contingency plans designed to maintain safe and reliable service to customers in the event of a work stoppage.

While PGE believes it has plans in place to continue providing safe and reliable electric service, if a strike were to occur, the Company could incur increased operating and labor-related costs, including costs associated with contingency staffing, contractor support, training, and other operational measures. PGE cannot predict the outcome of the negotiations or impact of a strike, if any. The ultimate operational or financial impacts of any work stoppage will depend on factors including its duration, number of individuals ultimately involved in the strike, the availability and effectiveness of contingency resources, and the outcome of ongoing negotiations. Accordingly, PGE is unable at this time to determine the potential impacts on its financial position, results of operations, or cash flows, however, such impacts could be material.

Results of Operations

The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended June 30,		% Increase	Six Months Ended June 30,		% Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
Total revenues	$814	$807	1%	$1,693	$1,735	(2)%
Operating expenses:
Purchased power and fuel	296	294	—	657	662	(1)
Generation, transmission and distribution	112	114	(2)	222	224	—
Administrative and other	90	96	(6)	196	192	2
Depreciation and amortization	143	139	3	287	279	3
Taxes other than income taxes	52	46	13	103	92	12
Total operating expenses	693	689	1	1,465	1,449	1
Income from operations	121	118	3	228	286	(20)
Interest expense, net*	61	57	7	121	113	7
Other income:
Allowance for equity funds used during construction	6	6	—	9	11	(18)
Miscellaneous income, net	14	7	100	18	12	50
Other income, net	20	13	54	27	23	17
Income before income tax expense	80	74	8	134	196	(32)
Income tax expense	12	12	—	21	34	(38)
Net income and Comprehensive income	$68	$62	10%	$113	$162	(30)%

* Includes an allowance for borrowed funds used during construction of $3 million and $3 million for the three months ended June 30, 2026 and 2025, respectively, and $5 million and $7 million for the six months ended June 30, 2026 and 2025, respectively.

Net income for the three months ended June 30, 2026 increased $6 million, or 10%, compared to the same period of 2025. The current quarter results included $8 million of business transformation and optimization expense. Retail revenues increased due to the OPUC approved recovery of several regulatory deferrals in customer prices during 2026 along with a nearly 4% increase in retail deliveries. Wholesale revenues dropped primarily as a result of lower sales volumes. Purchased power and fuel expense was comparable to the prior year, reflecting an increase in average cost per MWh while total system load declined as a result of the reduction in Wholesale sales volume, which suppressed Total revenues. Administrative and General expense reflects a reduction of $7 million in business transformation and optimization expenses in 2026. Increases in Depreciation and amortization expense were driven by higher depreciable asset balances and Interest expense was up due to higher debt balances.

Net income for the six months ended June 30, 2026 was down $49 million, or 30%, from the same period of 2025. Total revenues declined as a decrease in Wholesale revenues more than offset the increase in Retail revenues that resulted from the combination of OPUC approved recovery of several regulatory deferrals in customer prices during 2026 along with a nearly 2% increase in retail deliveries. The slight reduction in Purchased power and fuel reflects largely offsetting impacts of the RCE deferrals in 2025 that were not repeated in 2026 along with changes in average variable power costs and system loads. The increase in Depreciation and amortization expense was driven by higher depreciable asset balances. The increase in Taxes other than income taxes reflects higher property and payroll taxes. Interest expense, net, was higher due to increased debt balances. Income tax expense was down due to lower pretax income.

Total revenues consist of the following for the periods presented (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Retail:
Residential	$334	41%	$311	39%	$728	43%	$740	43%
Commercial	248	31	234	29	483	29	476	27
Industrial	156	19	128	16	295	17	255	15
Subtotal	738	91	673	84	1,506	89	1,471	85
Direct access:
Commercial	4	—	4	—	7	—	8	—
Industrial	8	1	6	1	14	1	11	1
Subtotal	12	1	10	1	21	1	19	1
Subtotal Retail	750	92	683	85	1,527	90	1,490	86
Alternative revenue programs, net of amortization	3	0	9	1	19	1	5	—
Other accrued revenues, net	(2)	—	6	—	(5)	—	10	1
Total retail revenues	751	92	698	86	1,541	91	1,505	87
Wholesale revenues	39	5	88	11	102	6	188	11
Other operating revenues	24	3	21	3	50	3	42	2
Total revenues	$814	100%	$807	100%	$1,693	100%	$1,735	100%

Total retail revenues—The following items contributed to the increase in Total retail revenues for the three and six months ended June 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months Ended	Six Months Ended
June 30, 2025	$698	$1,505
Seaside BESS	9	19
Clearwater RAC deferral	7	19
Retail energy deliveries	17	16
DSP cost recovery	10	10
PCAM collection for 2024 deferral	8	7
Average price of energy deliveries due primarily to changes in customer prices, partially offset by changes in delivery mix to customers	2	1
Change in prices as a result of the AUT, approved by the OPUC (partially offset in Purchased power and fuel)	7	(14)
Annual Colstrip tariff update	(10)	(20)
Combination of various supplemental schedules and adjustments	3	(2)
June 30, 2026	$751	$1,541
Change in Total retail revenues	$53	$36

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

Wholesale revenues for the three months ended June 30, 2026 decreased $49 million, or 56%, from the three months ended June 30, 2025, resulting from a combination of a 38% decrease in sales volume, lower average wholesale sales price, and a reduction of $7 million from environmental credit sales.

For the six months ended June 30, 2026, Wholesale revenues decreased $86 million, or 46%, from the six months ended June 30, 2025 as the Company experienced a $64 million reduction from a decline in the quantity of MWhs sold, which was down 34% from the prior year and a $7 million reduction due to lower prices. In addition, the sale of environmental credits produced $15 million less revenue in 2026 than during the same period of 2025.

Other operating revenues for the three months ended June 30, 2026 were up $3 million from the comparable period in 2025, as a result a combination of factors, the most prominent being the sale of excess fuel oil during 2026.

In the six months ended June 30, 2026, Other operating revenues were up $8 million compared to the same period of 2025, due to a combination of factors, the largest of which being revenue deferrals recorded as a result of HB 3179, sale of excess fuel oil, and joint pole revenue.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the change in Purchased power and fuel for the three and six months ended June 30, 2026 compared to the same periods in 2025 (dollars in millions):

	Three Months Ended	Six Months Ended
June 30, 2025	$294	$662
Average variable power cost per MWh	(16)	(44)
Total system load	9	16
RCE deferral activity, net	9	23
June 30, 2026	296	657
Change in Purchased power and fuel	$2	$(5)

Average variable power cost per MWh (in dollars):
June 30, 2025	$41.34	$45.40
June 30, 2026	$44.05	$47.52

Total system load (MWhs in thousands):
June 30, 2025	7,095	14,638
June 30, 2026	6,498	13,402

For the three months ended June 30, 2026, the $16 million decrease related to the change in average variable power cost per MWh was driven by an 18% decrease in the average cost of purchased power, and a 46% increase in the average cost for the Company’s own generation. The $9 million increase related to total system load was comprised of a 17% increase of energy obtained from purchased power, and a 31% decrease in the Company’s own generation.

For the six months ended June 30, 2026, the $44 million decrease related to the change in average variable power cost per MWh was driven by a 19% decrease in the average cost of purchased power and a 35% increase in the average cost for the Company’s own generation. The $16 million increase related to total system load was comprised of a 17% increase of energy obtained from purchased power, offset by a 27% decrease in the Company’s own generation.

PGE’s sources of energy, total system load, and retail load requirement are as follows for the periods presented (MWhs in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Generation:
Thermal:
Natural gas	1,395	21%	2,279	32%	3,735	28%	5,396	37%
Coal	193	3	294	4	515	4	827	6
Total thermal	1,588	24	2,573	36	4,250	32	6,223	43
Hydro	242	4	328	5	591	4	770	5
Wind	767	12	866	12	1,315	10	1,465	10
Total generation	2,597	40	3,767	53	6,156	46	8,458	58
Purchased power:
Hydro	1,196	18	2,024	29	2,691	20	3,772	26
Wind	416	6	302	4	735	5	591	4
Solar	672	10	419	6	934	7	593	4
Natural Gas	193	3	—	—	624	5	—	—
Waste, Wood, and Landfill Gas	26	—	29	—	49	—	54	—
Source not specified	1,398	23	554	8	2,213	17	1,170	8
Total purchased power	3,901	60	3,328	47	7,246	54	6,180	42
Total system load	6,498	100%	7,095	100%	13,402	100%	14,638	100%
Less: wholesale sales	(1,515)		(2,439)		(2,914)		(4,418)
Retail load requirement	4,983		4,656		10,488		10,220

Purchased power in the table above includes power received from qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sources of energy (MWhs in thousands):
PURPA purchased power:
Hydro	7	9	17	19
Wind	9	10	14	14
Solar	198	204	300	301
Waste, Wood, and Landfill Gas	25	30	49	54
Total	239	253	380	388

The following table presents the forecasted April-to-September 2026 and actual 2025 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2026 Forecast	2025 Actual
Columbia River at The Dalles, Oregon	83%	77%
Mid-Columbia River at Grand Coulee, Washington	92	78
Clackamas River at Estacada, Oregon	54	69
Deschutes River at Moody, Oregon	76	93

* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three and six months ended June 30, 2026 increased compared to the same periods in 2025 as follows (in millions):

	Three Months Ended	Six Months Ended
June 30, 2025	$206	$474
Purchased power and fuel expense	(7)	(28)
Wholesale revenues	49	86
RCE deferral activity, net	9	23
June 30, 2026	$257	$555
Change in NVPC	$51	$81

For further information regarding NVPC in relation to the PCAM, see “Purchased power and fuel expense” within this “Results of Operations” for more details.

For the three months ended June 30, 2026 and 2025, actual NVPC was $1 million above and $12 million below baseline NVPC, respectively. For the six months ended June 30, 2026 and 2025, actual NVPC was $10 million above and $19 million below baseline NVPC, respectively.

Based on forecast data, NVPC for the year ending December 31, 2026 is currently estimated to be below the baseline and approximately at the deadband. Accordingly, there is no estimated refund to customers expected under the PCAM for 2026.

Generation, transmission and distribution decreased as follows for the three and six months ended June 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months Ended	Six Months Ended
June 30, 2025	$114	$224
Generating facility expenses	1	4
Vegetation management, inspection, wildfire mitigation, and distribution maintenance expenses	(3)	(9)
Service restoration and storm response costs	7	3
Business transformation and optimization expenses	(1)	1
Energy Storage	1	1
Regulatory disallowances	—	4
Miscellaneous expenses	(7)	(6)
June 30, 2026	$112	$222
Change in Generation, transmission and distribution	$(2)	$(2)

In the table above, for the three and six months ended June 30, 2026, respectively, $2 million and $5 million related to wildfire mitigation and $2 million for each of the three and six month periods related to storm response costs have been offset through customer prices or specific regulatory mechanisms.

Administrative and other changed as follows for the three and six months ended June 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months Ended	Six Months Ended
June 30, 2025	$96	$192
Regulatory and professional services costs	1	—
Employee compensation and benefits	(2)	8
Customer related costs	1	(2)
Amortization of COVID-19 bad debt expense deferral	3	(1)
Business transformation and optimization expenses	(7)	4
Miscellaneous expenses	(2)	(5)
June 30, 2026	$90	$196
Change in Administrative and other	$(6)	$4

In the table above, for both the three and six months ended June 30, 2026, $4 million of the change in customer related costs is due to regulatory programs that have been offset through customer pricing or specific regulatory mechanisms.

Depreciation and amortization expense increased $4 million and $8 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to higher utility plant balances and regulatory amortization. Included in expense for the three and six months ended June 30, 2026 is $1 million and $2 million, respectively, related to business transformation and optimization.

Taxes other than income taxes increased $6 million and $11 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was driven by higher property and payroll taxes and higher franchise fees.

Interest expense, net increased $4 million and $8 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to interest on short and long term debt and business transformation and optimization. Included in expense for the three and six months ended June 30, 2026 is $1 million and $4 million related to business transformation and optimization.

Other income, net increased $7 million and $4 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily driven by regulatory asset interest income. Included in expense for the six months ended June 30, 2026 is $1 million related regulatory disallowances.

Income tax expense remained consistent for the three months ended June 30, 2026 and decreased $13 million in the six months ended June 30, 2026 compared to the same periods in 2025, primarily driven by lower pre-tax income.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents, beginning of period	$76	$12
Net cash provided by (used in):
Operating activities	488	567
Investing activities	(650)	(609)
Financing activities	121	86
Change in cash and cash equivalents	(41)	44
Cash and cash equivalents, end of period	$35	$56

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 (in millions):

Increase/ (Decrease)
Net income	$(49)
Accounts receivable and Unbilled revenue	(5)
Margin deposits activity	(27)
Accounts payable	(18)
Regulatory deferral activity	26
Depreciation and amortization	8
Deferred income taxes	(12)
Tax credit sales	(1)
Alternative revenue programs	(14)
Other miscellaneous changes	13
Net change in cash flow from operations	$(79)

PGE estimates that non-cash charges for depreciation and amortization in 2026 will range from $570 million to $590 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $1 billion to $1.2 billion.

Cash Flows from Investing Activities—Net cash used in investing activities for the six months ended June 30, 2026 increased $41 million when compared with the six months ended June 30, 2025. Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities, which increased $39 million.

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

Cash Flows from Financing Activities—During the six months ended June 30, 2026, net cash used by financing activities was primarily the result of the payment of $120 million of dividends.

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

Short-term Debt. Pursuant to an order issued by the FERC in January 2026, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2028. The following table shows available liquidity as of June 30, 2026 (in millions):

	As of June 30, 2026
	Capacity	Outstanding	Available
Revolving credit facility (1)	$750	$—	$750
Letters of credit (2)	320	126	$194
Total credit	$1,070	$126	$944
Cash and cash equivalents			35
Total liquidity			$979

(1)
Scheduled to expire September 10, 2030.
(2)
PGE has four letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

On September 10, 2025, PGE entered into an amendment of its existing revolving credit facility. As of June 30, 2026, PGE had a $750 million unsecured revolving credit facility scheduled to expire in September 2030. The Company has the ability to expand the revolving credit facility to $850 million, if needed, subject to the requirements of the agreement. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the remaining term of the applicable credit facility. As of June 30, 2026, PGE had a $750 million outstanding balance on the revolving credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of June 30, 2026, PGE had no commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $750 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

Long-term Debt. As of June 30, 2026, PGE’s total long-term debt outstanding, net of $21 million of unamortized debt expense, was $4,928 million.

On March 23, 2026, PGE entered into a 24-month credit agreement with lenders in the aggregate principal of $350 million. PGE drew four loans from the Lenders in the aggregate principal amount of $350 million, with $270 million outstanding as of June 30, 2026. The final loan, in the amount of $80 million, occurred on July 2, 2026. The loans bear interest for the relevant interest period at the Term Secured Overnight Financing Rate (SOFR) plus an Applicable Margin of 110.0 basis points.

Equity. In July 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through at-the-market offering (ATM) program. Pursuant to the 2024 ATM program, the Company entered into forward sale agreements for 1,420,049 shares and 5,756,432 shares in 2024 and 2025, respectively. The Company issued 1,066,549 shares and received net proceeds of $50 million in 2024, and issued 5,919,618 shares and received net proceeds of $250 million in 2025. As of June 30, 2026, the Company could have physically settled the remaining amount by delivering 190,314 shares in exchange for cash of $8 million.

In February 2026, PGE entered into an agreement under which it could sell up to $500 million of its common stock through the ATM program. No forward sale agreements were entered into pursuant to the 2026 ATM program as of June 30, 2026. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

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

As of June 30, 2026, the Company could have physically settled the EFSA by delivering 10,848,125 shares in exchange for cash for $528 million.

For additional information on the EFSA and ATM programs, see Note 7, Shareholders’ Equity, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 45.6% and 47.0% as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026, PGE had posted $108 million of collateral with these counterparties, consisting of $66 million in cash and $42 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of June 30, 2026, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $76 million, and decreases to $27 million by December 31, 2026 and to $11 million by December 31, 2027. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $206 million and decreases to $130 million by December 31, 2026 and to $99 million by December 31, 2027.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on June 30, 2026, under the most restrictive issuance test in the Indenture, the Company could have issued up to $563 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s revolving credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of June 30, 2026, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 54.4%.

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

As of June 30, 2026, PGE had no long-term debt instruments subject to interest rate risk exposure, with the exception of the $350 million Unsecured Term Bank Loan which bears interest for the relevant interest period at the Term Secured Overnight Financing Rate (SOFR) plus an Applicable Margin of 110 basis points. A 100 basis point increase in interest rates would result in an increase of the Company's annual interest expense of approximately $3.5 million.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in PGE’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, the following directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading agreement,” as the term is defined in Item 408(c) of Regulation S-K:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Joseph R. Trpik (Senior Vice President, Finance and Chief Financial Officer)	Adoption (May 11, 2026)	Rule 10b5-1 arrangement	Until May 6, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 12,733 shares of common stock
Maria M. Pope (President and Chief Executive Officer)	Adoption (June 12, 2026)	Rule 10b5-1 arrangement	Until September 10, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 57,468 shares of common stock

Item 6. Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).
3.2	Twelfth Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed October 27, 2023).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	July 30, 2026	By:	/s/ Joseph R. Trpik
Joseph R. Trpik
Senior Vice President, Finance and Chief Financial Officer
(duly authorized officer and principal financial officer)