Form 10-Q
period 2026-09-30
PORTLAND GENERAL ELECTRIC CO /OR/
filed 2026-10-29
CIK 784977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Number of shares of common stock outstanding as of October 22, 2026 is 119,102,096 shares.

PORTLAND GENERAL ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Revenues, net	$969	$946	$2,643	$2,676
Alternative revenue programs, net of amortization	2	6	21	11
Total revenues	971	952	2,664	2,687
Operating expenses:
Purchased power and fuel	383	372	1,040	1,034
Generation, transmission and distribution	115	112	337	336
Administrative and other	86	99	282	291
Depreciation and amortization	146	148	433	427
Taxes other than income taxes	54	47	157	139
Total operating expenses	784	778	2,249	2,227
Income from operations	187	174	415	460
Interest expense, net	62	60	183	173
Other income:
Allowance for equity funds used during construction	8	4	17	15
Miscellaneous income, net	5	5	23	17
Other income, net	13	9	40	32
Income before income tax expense	138	123	272	319
Income tax expense	19	20	40	54
Net income	119	103	232	265
Other comprehensive income	1	1	1	1
Comprehensive income	$120	$104	$233	$266

Weighted-average common shares outstanding (in thousands):
Basic	118,199	110,170	116,534	109,708
Diluted	118,671	110,416	117,085	109,958

Earnings per share:
Basic	$1.01	$0.94	$1.99	$2.42
Diluted	$1.00	$0.94	$1.98	$2.41

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$69	$76
Accounts receivable, net	442	460
Inventories	127	124
Regulatory assets—current	257	168
Other current assets	150	244
Total current assets	1,045	1,072
Electric utility plant, net	11,712	10,993
Regulatory assets—noncurrent	513	619
Nuclear decommissioning trust	44	42
Non-qualified benefit plan trust	38	36
Other noncurrent assets	463	468
Total assets	$13,815	$13,230

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(Dollars in millions)

(Unaudited)

	September 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$310	$330
Liabilities from price risk management activities—current	113	158
Current portion of finance lease obligation	27	27
Accrued expenses and other current liabilities	462	478
Total current liabilities	912	993
Long-term debt, net of current portion	5,010	4,662
Regulatory liabilities—noncurrent	1,524	1,490
Deferred income taxes	668	601
Deferred investment tax credits	187	194
Unfunded status of pension and postretirement plans	89	107
Liabilities from price risk management activities—noncurrent	49	56
Asset retirement obligations	302	299
Non-qualified benefit plan liabilities	66	70
Finance lease obligations, net of current portion	253	263
Other noncurrent liabilities	423	362
Total liabilities	9,483	9,097
Commitments and contingencies (see notes)
Shareholders’ Equity:
Preferred stock, no par value, 30,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, no par value, 160,000,000 shares authorized; 118,907,598 and 115,559,079 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,540	2,382
Accumulated other comprehensive loss	(3)	(4)
Retained earnings	1,795	1,755
Total shareholders’ equity	4,332	4,133
Total liabilities and shareholders’ equity	$13,815	$13,230

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$232	$265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	433	427
Deferred income taxes	22	39
Allowance for equity funds used during construction	(17)	(15)
Alternative revenue programs	(21)	(11)
Regulatory assets	20	(6)
Regulatory liabilities	16	(21)
Tax credit sales	23	153
Other non-cash income and expenses, net	78	69
Changes in working capital:
Accounts receivable, net	10	(9)
Inventories	(3)	(10)
Margin deposits	63	66
Accounts payable and accrued liabilities	20	43
Margin deposits from wholesale counterparties	(19)	—
Other working capital items, net	20	37
Other, net	(66)	(57)
Net cash provided by operating activities	811	970
Cash flows from investing activities:
Capital expenditures	(1,085)	(899)
Sales of Nuclear decommissioning trust securities	3	4
Purchases of Nuclear decommissioning trust securities	(3)	(9)
Other, net	(18)	(12)
Net cash used in investing activities	(1,103)	(916)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Proceeds from issuance of common stock	$156	$49
Proceeds from issuance of long-term debt	350	310
Payments on long-term debt	—	(102)
Dividends paid	(184)	(167)
Other	(37)	(19)
Net cash provided by financing activities	285	71
Change in cash and cash equivalents	(7)	125
Cash and cash equivalents, beginning of period	76	12
Cash and cash equivalents, end of period	$69	$137
Supplemental cash flow information is as follows:
Cash paid for interest, net of amounts capitalized	$155	$146
Cash received for income taxes, net	(3)	(137)

See accompanying notes to condensed consolidated financial statements.

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

Portland General Electric Company (PGE or the Company) is a single, vertically-integrated electric utility engaged in the generation, purchase, transmission, distribution, and retail sale of electricity in the State of Oregon (State). The Company also participates in the wholesale market by purchasing and selling electricity, natural gas, and environmental credits in an effort to meet the needs of, and obtain reasonably-priced power for, its retail customers, manage risk, and administer its long-term wholesale contracts. The Company develops products and service offerings for the benefit of retail and wholesale customers. PGE operates as a single segment, with revenues and costs related to its business activities recorded and analyzed on a total electric operations basis. The Company owns unregulated, non-utility real estate comprised primarily of PGE’s corporate headquarters. The Company’s corporate headquarters is located in Portland, Oregon and its approximately 4,000 square mile, State-approved service area, entirely within the State, encompasses 51 incorporated cities. As of September 30, 2026, PGE served 963,000 retail customers within a service area of approximately 2 million residents.

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

The financial information included herein as of and for the three and nine months ended September 30, 2026 and 2025 is unaudited; however, in the opinion of management, such information reflects all adjustments necessary to fairly present the condensed consolidated financial position, condensed consolidated income and comprehensive income, and condensed consolidated cash flows of the Company for these interim periods. All such adjustments are of a normal recurring nature, unless otherwise noted. The financial information as of December 31, 2025 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in Item 8 of PGE’s Annual Report on Form 10-K, filed with the SEC on February 17, 2026, which should be read in conjunction with the interim unaudited Financial Statements.

Comprehensive Income

No material change occurred in Other comprehensive income in the three and nine months ended September 30, 2026 and 2025.

Miscellaneous Income, Net

Miscellaneous income, net includes $3 million in interest income from regulatory assets for both of the three months ended September 30, 2026 and 2025. The remaining activity is comprised of $1 million and $2 million in realized and unrealized gains on the non-qualified benefit plan (NQBP) trust assets and $1 million and an immaterial amount in other miscellaneous income in 2026 and 2025, respectively.

For the nine months ended September 30, 2026 and 2025, respectively, Miscellaneous income, net includes $15 million and $12 million in interest income from regulatory assets and $7 million and $5 million in realized and unrealized gains on the NQBP trust assets. The remaining activity is comprised of $1 million and an immaterial amount in other miscellaneous income in 2026 and 2025, respectively.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure, in the notes to financial statements, of specified information about certain costs and expenses. For calendar year-end entities, the update will be effective for annual periods beginning on January 1, 2027, and interim reporting periods beginning on January 1, 2028. Early adoption is permitted. PGE is assessing the impact of adoption on the consolidated financial statements and does not plan to early adopt the standard.

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

NOTE 2: REVENUE RECOGNITION

Disaggregated Revenue

The following table presents PGE’s revenue, disaggregated by customer type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Retail:
Residential	$362	$375	$1,090	$1,115
Commercial	261	262	744	738
Industrial	177	141	472	396
Direct access customers	13	11	34	30
Subtotal	813	789	2,340	2,279
Alternative revenue programs, net of amortization	2	6	21	11
Other accrued revenues, net	(6)	(1)	(11)	9
Total retail revenues	809	794	2,350	2,299
Wholesale revenues*	143	136	245	324
Other operating revenues	19	22	69	64
Total revenues	$971	$952	$2,664	$2,687

* Wholesale revenues include $49 million and $74 million related to electricity commodity contract derivative settlements for the three months ended September 30, 2026 and 2025, respectively, and $109 million and $154 million for the nine months ended

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

September 30, 2026 and 2025, respectively. Price risk management derivative activities are included within total revenues but do not represent revenues from contracts with customers as defined by GAAP. For further information, see Note 5, Risk Management.

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

NOTE 3: BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net includes $158 million and $180 million of unbilled revenues as of September 30, 2026 and December 31, 2025, respectively. Accounts receivable, net includes an allowance for uncollectible accounts. The following summarizes activity during 2026 in the allowance for credit losses (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
Balance as of beginning of period	$14	$13
Increase in provision	3	9
Amounts written off	(5)	(14)
Recoveries	2	6
Balance as of end of period	$14	$14

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

Other Current Assets

Other current assets consist of the following (in millions):

	September 30, 2026	December 31, 2025
Prepaid expenses	$93	$96
Margin deposits	53	116
Assets from price risk management activities	4	32
Other current assets	$150	$244

Electric Utility Plant, Net

Electric utility plant, net consists of the following (in millions):

	September 30, 2026	December 31, 2025
Electric utility plant in-service	$16,469	$15,996
Construction work-in-progress	954	416
Total cost	17,423	16,412
Less: accumulated depreciation and amortization	(5,711)	(5,419)
Electric utility plant, net	$11,712	$10,993

Accumulated depreciation and amortization in the table above includes accumulated amortization related to intangible assets of $670 million and $622 million as of September 30, 2026 and December 31, 2025, respectively. Amortization expense related to intangible assets was $23 million and $19 million for the three months ended September 30, 2026 and 2025, respectively, and $64 million and $57 million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s intangible assets primarily consist of computer software development and hydro licensing costs.

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
•
on February 15, 2026, PGE entered into an agreement with an expected lease commencement date in December 2027 and a term of 30 years. The expected total fixed contract consideration will approximate $331 million over the lease term; and
•
on February 15, 2026, PGE entered into an agreement with an expected lease commencement date in June 2028 and a term of 20 years. The expected total fixed contract consideration will approximate $636 million over the lease term.

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Regulatory Assets and Liabilities

Regulatory assets and liabilities consist of the following (in millions):

	September 30, 2026			December 31, 2025
	Current		Noncurrent	Current		Noncurrent
Regulatory assets:
Price risk management	$109		$46	$127		$54
Pension and other postretirement plans	—		64	—		64
Trojan decommissioning activities	—		168	—		161
February 2021 ice storm and damage	12		27	13		33
January 2024 storm and damage	24		12	—		48
Reliability contingency events	43		22	—		90
2020 Labor Day wildfire	5		11	5		14
Wildfire mitigation	35		3	9		33
Portland Harbor environmental remediation account	—		65	—		24
Other	29		95	14		98
Total regulatory assets	$257		$513	$168		$619
Regulatory liabilities:
Asset retirement removal costs	$—		$1,279	$—		$1,245
Deferred income taxes	—		215	—		228
Clearwater RAC	6		—	21		1
Other	59		30	53		16
Total regulatory liabilities	$65	*	$1,524	$74	*	$1,490

* Included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

January 2024 storm and damage—Beginning January 13, 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allows PGE to seek recovery of incremental storm expenses through the OPUC pre-authorized emergency deferral mechanism, subject to the application of an earnings test. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC, under Docket UM 2190, related to the emergency restoration costs for the January storm. On March 18, 2026, PGE received the OPUC's final order for the storm recovery docket which included a disallowance for some operating and maintenance costs of $1 million and application of an earnings test. The OPUC ordered the application of an earnings test at 20 basis points below the Company's 2024 allowed return on equity of 9.5% on the deferred storm costs. The application of the earnings test resulted in an additional $3 million reduction of the previously deferred amounts. After application of adjustments per the final order, PGE’s deferred balance as of March 31, 2026 was $44 million, including interest, which began amortizing on April 1, 2026 over a two year period. The deferred balance as of September 30, 2026 was $36 million.

Reliability contingency events—As approved by the OPUC in PGE’s 2024 GRC, the Reliability Contingency Event (RCE) mechanism allows PGE to defer and recover 80% of prudent costs for RCEs above amounts forecasted in the Company’s Annual Power Cost Update Tariff, without application of an earnings test, with the remaining 20% flowing through operating expenses and subject to the existing power cost adjustment mechanism (PCAM). Results of the PCAM are filed annually with the OPUC no later than July 1, initiating a regulatory review process that typically results in a final determination and order from the OPUC by the end of the year of filing, with any resulting refund or collection impacting customer prices effective in the following year. RCE costs incurred and deferred are included in each years' respective PCAM filing. On March 18, 2026, the OPUC issued its final order in the 2024 RCE mechanism docket which resulted in the approval for recovery of $70 million in deferred costs, before consideration of interest, after determining that costs should be shared at a level of 90%, resulting in a reduction of $8 million to the recovery request. In addition, the OPUC

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

disagreed with PGE's method of estimating the impacts related to wind generating resources in the day ahead forecasts of $2 million, resulting in a total reduction of $10 million in previously deferred costs. The OPUC also declined to extend the sunset date for the RCE mechanism. After application of adjustments per the final order, PGE’s deferred balance as of September 30, 2026, related to RCEs was $65 million, which included $63 million related to RCEs deferred in 2024 and $2 million related to RCEs deferred in 2025. The 2024 deferred balance began amortizing into customer prices on April 1, 2026 and is to be collected over a two-year period. On July 1, 2026, under the Company's PCAM, Advice 26-26 was submitted to the OPUC seeking recovery to begin on April 1, 2027 of $2 million in costs deferred during RCEs in 2025. The 2025 PCAM docket was settled as filed in September 2026 and the final order is expected in the fourth quarter of 2026.

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

As of September 30, 2026 and December 31, 2025, PGE’s deferred balance related to incremental wildfire mitigation operating expenses was $38 million and $42 million, respectively. The 2026 balance is comprised of:

•
2024 Automatic Adjustment Clause (AAC)—As of September 30, 2026, there was $14 million deferred as a regulatory asset in the balancing account related to 2024. On March 18, 2026, PGE received approval to recover this remaining O&M expense beginning May 1, 2026 with a twelve-month amortization period.
•
2025 AAC— As of September 30, 2026, there was $7 million deferred as a regulatory asset in the balancing account related to 2025. On May 26, 2026, PGE received approval to recover this remaining O&M expense beginning June 1, 2026 with a twelve-month amortization period.
•
2026 AAC—In conjunction with PGE’s filed 2026-2028 Wildfire Mitigation Plan, PGE submitted an advice filing for the first phase of 2026 with the intent of recovering $28 million related to O&M, which was approved and effective on April 1, 2026 with a twelve-month amortization period. On October 13, 2026, PGE received an OPUC order approving the second phase, effective October 15, 2026, with a 12-month amortization period. The order authorizes recovery of an additional $14 million of 2026 O&M expense, while bringing the total capital-related revenue requirement to $21 million. Although the OPUC has not approved all of PGE’s 2026 wildfire mitigation O&M, PGE does not believe it is precluded from deferring such costs. Any differences between actual expense and customer collections will be recorded as regulatory assets or liabilities within the AAC balancing account, which will be subject to a prudence review, but will not be subject to an earnings test. As of September 30, 2026, there was $17 million deferred as a regulatory asset in the balancing account related to 2026. The OPUC has significant discretion in making the final determination of recovery. The OPUC’s conclusion of overall prudence could result in a portion, or all, of PGE’s deferrals being disallowed for recovery. Such disallowance would be recognized as a charge to earnings.

Portland Harbor Environmental Remediation Account—The impact of costs related to EPA liabilities on the Company’s results of operations is mitigated by the Portland Harbor Environmental Remediation Account (PHERA) mechanism. As approved by the OPUC, the PHERA allows the Company to defer estimated liabilities and recover prudently incurred environmental expenditures related to Portland Harbor through a combination of third-party proceeds, including but not limited to insurance recoveries, and, if necessary, through customer prices. The mechanism established annual prudency reviews of environmental expenditures and third-party proceeds. Annual expenditures in excess of $6 million, excluding expenses related to contingent liabilities, are subject to an annual earnings test and would be ineligible for recovery to the extent PGE’s actual regulated return on equity exceeds its return on equity as authorized by the OPUC in PGE’s most recent GRC. PGE’s results of operations may be impacted to the extent such expenditures are deemed imprudent by the OPUC or ineligible per the prescribed earnings test. The Company plans to seek recovery of any costs resulting from the EPA’s determination of liability for Portland Harbor through application of the PHERA. For more information on the

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

determination of PGE's share of liability, see "EPA Investigation of Portland Harbor" in Note 8, Contingencies. At this time, PGE is not collecting any Portland Harbor cost from the PHERA through customer prices. As of September 30, 2026, there was $65 million of eligible costs deferred as a regulatory asset. To conform with current year presentation, the Company has reclassified $24 million as of December 31, 2025 from Other to Portland Harbor environmental remediation account in the Regulatory assets section of the table above.

Clearwater RAC—The Clearwater RAC represents all costs and benefits associated with Clearwater. Under the RAC, during 2023, the Company submitted a filing for Clearwater proposing to defer the revenue requirement, net of net variable power cost (NVPC) benefits, from the in-service date of January 2024 until Clearwater was reflected in customer prices, which was March 1, 2025. For the year ended December 31, 2024, PGE deferred the revenue requirement, net of NVPC benefits resulting in a net regulatory liability of $40 million, which amortized as a refund to customers over a twelve-month period beginning on March 1, 2025 as approved in OPUC Order 25-075 issued February 21, 2025. For the period of January 1, 2025 through December 31, 2025, PGE deferred an additional net $13 million regulatory liability, which was approved and began amortizing on April 1, 2026 over a twelve-month period. As of September 30, 2026, there was $6 million deferred as a regulatory liability in the balancing account.

Revenue Subject to Refund—Revenue collected under the Seaside Battery Energy Storage System (BESS) and Distribution System Plan (DSP) Alternative Recovery Mechanisms are subject to earnings tests that require amounts earned in excess of PGE's authorized return on equity of 9.34% to be refunded to customers. The Company has contested the applicability of an earnings test, which would be for the twelve-month period ended October 31, 2026 for the Seaside BESS and the twelve-month period ended March 31, 2027 for the DSP recovery mechanism. As of September 30, 2026, no amounts have been accrued for refund under the Seaside BESS, as PGE does not forecast to over earn for the period covered by the test. Additionally, the Company has not accrued any probable and reasonably estimable refunds for the DSP recovery mechanism. Such refunds would be recognized as a charge to earnings.

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

As of September 30, 2026 and December 31, 2025, equity method investments were $22 million and $19 million, respectively, recorded in Other noncurrent assets on the Company’s condensed consolidated balance sheets. For the three and nine months ended September 30, 2026, and 2025, the Company's share of net earnings or losses from equity method investments were immaterial. PGE’s share of earnings or losses are recorded as Miscellaneous income, net within Other income, net on the Company’s condensed consolidated statements of income.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2026	December 31, 2025
Accrued employee compensation and benefits	$65	$87
Accrued taxes payable	67	38
Accrued interest payable	55	53
Accrued dividends payable	69	63
Regulatory liabilities—current	65	73
Margin deposits from wholesale counterparties	2	21
Other	139	143
Total accrued expenses and other current liabilities	$462	$478

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Credit Facilities

On September 10, 2025, PGE entered into an amendment of its existing revolving credit facility that extended the scheduled expiration into September 2030. As of September 30, 2026, PGE had a $750 million revolving credit facility that provides the Company the ability to expand to $850 million, if needed. Pursuant to the terms of the agreement, the revolving credit facility may be used for general corporate purposes, including as backup for commercial paper borrowings and to permit the issuance of standby letters of credit. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the then remaining term of the applicable credit facility. The revolving credit facility contains a provision that requires annual fees based on the Company’s unsecured credit ratings, and contains customary covenants and default provisions, including a requirement that limits consolidated indebtedness, as defined in the agreement, to 65% of total capitalization. As of September 30, 2026, PGE was in compliance with this covenant with a 53.6% debt-to-total capital ratio.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days. The Company has elected to limit its borrowings under the revolving credit facility in order to allow for coverage of any potential need to repay commercial paper that may be outstanding at the time. As of September 30, 2026, PGE had no commercial paper outstanding.

Under the revolving credit facility and commercial paper program, as of September 30, 2026, PGE had no borrowings outstanding and there were no letters of credit issued. As a result, the aggregate unused available credit capacity under the revolving credit facility was $750 million.

PGE typically classifies borrowings under the revolving credit facility and outstanding commercial paper as Short-term debt on the condensed consolidated balance sheets.

In addition, PGE has four letter of credit facilities that provide a total capacity of $320 million under which the Company can request letters of credit for original terms not to exceed one year. The issuance of such letters of credit is subject to the approval of the issuing institution. Under these facilities, letters of credit for a total of $136 million were outstanding as of September 30, 2026. Letters of credit issued are not reflected on the Company’s condensed consolidated balance sheets.

Pursuant to an order issued by the FERC, the Company is authorized to issue short-term debt in an aggregate amount of up to $900 million through February 6, 2028.

Long-term Debt

On March 23, 2026, PGE entered into a 24-month credit agreement with lenders in the aggregate principal amount of $350 million. PGE drew four loans from the Lenders in the aggregate principal amount of $350 million. The final loan, in the amount of $80 million, occurred on July 2, 2026. The loans bear interest for the relevant interest period at the Term Secured Overnight Financing Rate (SOFR) plus an Applicable Margin of 110.0 basis points.

Defined Benefit Retirement Plan Costs

Components of net periodic benefit cost under the defined benefit pension plan are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$3	$2	$7	$7
Interest cost*	8	8	24	24
Expected return on plan assets*	(10)	(9)	(28)	(27)
Net periodic benefit cost	$1	$1	$3	$4

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

* The net expense portion of non-service cost components are included in Miscellaneous income, net within Other income on the Company’s condensed consolidated statements of income and comprehensive income.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

PGE estimated the fair value of financial asset and liability instruments as of September 30, 2026 and December 31, 2025, and classified these financial instruments based on a fair value hierarchy that is applied to prioritize the inputs to the valuation techniques used to measure fair value. The three levels of the fair value hierarchy and application to the Company are:

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

	As of September 30, 2026
	Level 1	Level 2	Level 3	Other (2)	Total
Assets:
Cash equivalents	$57	$—	$—	$—	$57
Nuclear decommissioning trust: (1)
Debt securities:
Domestic government	8	6	—	—	14
Corporate credit	—	22	—	—	22
Money market funds	—	—	—	8	8
Non-qualified benefit plan trust: (3)
Debt securities—domestic government	5	—	—	—	5
Money market funds	—	1	—		1
Paid Leave Oregon Trust
Money market funds	—	—	—	7	7
Price risk management activities: (1) (4)
Electricity	—	3	1	—	4
Natural gas	—	2	1	—	3
	$70	$34	$2	$15	$121
Liabilities:
Price risk management activities: (1) (4)
Electricity	$—	$7	$34	$—	$41
Natural gas	—	111	10	—	121
	$—	$118	$44	$—	$162

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

The NQBP trust is invested in a money market fund that is invested in domestic debt securities such as government debt securities, corporate securities and municipal debt and is classified as Level 2 in the fair value hierarchy due to the availability of the underlying assets being quoted prices in published exchanges such as Nasdaq and the NYSE. The money market fund in the NDT is valued at NAV as a practical expedient and is not included in the fair value hierarchy.

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Quantitative information regarding the significant, unobservable inputs used in the measurement of Level 3 assets and liabilities from price risk management activities is presented below:

	Fair Value				Price per Unit
Commodity Contracts	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(in millions)
As of September 30, 2026
Electricity physical forwards	$—	$34	Discounted cash flow	Electricity forward price (per megawatt hour (MWh))	$24.78	$93.51	$57.26
Natural gas financial swaps	1	10	Discounted cash flow	Natural gas forward price (per Decatherm)	1.60	3.61	2.08
Electricity financial futures	1	—	Discounted cash flow	Electricity forward price (per MWh)	27.00	88.00	63.76
	$2	$44
As of December 31, 2025
Electricity physical forwards	$—	$37	Discounted cash flow	Electricity forward price (per MWh)	$22.99	$94.65	$59.28
Natural gas financial swaps	—	4	Discounted cash flow	Natural gas forward price (per Decatherm)	1.67	2.76	2.15
Electricity financial futures	1	—	Discounted cash flow	Electricity forward price (per MWh)	31.00	84.00	52.13
	$1	$41

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Changes in the fair value of net liabilities from price risk management activities (net of assets from price risk management activities) classified as Level 3 in the fair value hierarchy were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance as of the beginning of the period	$49	$31	$40	$34
Net realized and unrealized losses/(gains)*	(6)	(1)	2	3
Transfers from Level 3 to Level 2	(1)	5	—	(2)
Balance as of the end of the period	$42	$35	$42	$35

* Both realized and unrealized losses/(gains), of which the unrealized portions are offset by the effects of regulatory accounting until settlement of the underlying transactions, are recorded in Revenues, net or Purchased power and fuel expense in the condensed consolidated statements of income and comprehensive income. Amounts include $2 million in net realized gains for the three-month period ended September 30, 2026 and none for the same period in 2025. For the nine months ended September 30, 2026 and 2025, amounts include $6 million and $4 million in net realized gains, respectively.

Transfers out of Level 3 occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery term of a transaction becomes shorter.

Long-term debt is recorded at amortized cost in PGE’s condensed consolidated balance sheets. The value of the Company’s Long-term debt is classified as a Level 2 fair value measurement.

As of September 30, 2026, the carrying amount of PGE’s long-term debt was $5,010 million, net of $19 million of unamortized debt expense, and its estimated aggregate fair value was $4,354 million. As of December 31, 2025, the carrying amount of PGE’s long-term debt was $4,662 million, net of $17 million of unamortized debt expense, and its estimated aggregate fair value was $4,311 million.

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

PGE’s Assets and Liabilities from price risk management activities consist of the following (in millions):

	September 30, 2026	December 31, 2025
Current assets:
Commodity contracts:
Electricity	$3	$29
Natural gas	1	3
Total current derivative assets (1)	4	32
Noncurrent assets:
Commodity contracts:
Electricity	1	1
Natural gas	2	—
Total noncurrent derivative assets (1)	3	1
Total derivative assets (2)	$7	$33
Current liabilities:
Commodity contracts:
Electricity	$12	$19
Natural gas	101	139
Total current derivative liabilities	113	158
Noncurrent liabilities:
Commodity contracts:
Electricity	29	31
Natural gas	20	25
Total noncurrent derivative liabilities	49	56
Total derivative liabilities (2)	$162	$214

(1) Total current derivative assets are included in Other current assets, and Total noncurrent derivative assets are included in Other noncurrent assets on the condensed consolidated balance sheets.

(2) As of September 30, 2026 and December 31, 2025, no commodity derivative assets or liabilities were designated as hedging instruments.

PGE’s net purchase (sales) volumes related to its Assets and Liabilities from price risk management activities resulting from its derivative transactions, which are expected to deliver or settle at various dates through 2035 were as follows (in millions):

	September 30, 2026		December 31, 2025
Commodity contracts:
Electricity	(1)	MWhs	1	MWhs
Natural gas	244	Decatherms	224	Decatherms
Foreign currency	$22	Canadian	$9	Canadian

PGE has elected to report positive and negative exposures resulting from derivative instruments pursuant to agreements that meet the definition of a master netting arrangement gross on the condensed consolidated balance sheets. In the case of default on, or termination of, any contract under the master netting arrangements, such agreements provide for the net settlement of all related contractual obligations with a given counterparty through a single payment. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral, such as letters of credit. As of September 30, 2026, gross amounts included as Price risk management liabilities subject to master netting agreements were $32 million, entirely for natural gas, for which PGE has posted $13 million collateral. As of December 31, 2025, gross amounts included as Price risk management liabilities subject to master netting agreements were $41 million, all of which was for natural gas, for which PGE had posted $14 million collateral.

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Net realized and unrealized losses (gains) on derivative transactions not designated as hedging instruments are classified in Revenues, net or Purchased power and fuel, as applicable, in the condensed consolidated statements of income and comprehensive income and were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commodity contracts:
Electricity	$6	$(39)	$(32)	$(32)
Natural Gas	(3)	101	100	146
Foreign currency exchange	—	—	—	(1)

Net unrealized and certain net realized losses/(gains) presented in the table above are offset within the condensed consolidated statements of income and comprehensive income by the effects of regulatory accounting. Of the net amounts recognized in Net income for the three-month periods ended September 30, 2026 and 2025, no net gains and $37 million of net losses, respectively, have been offset. Net gains of $14 million and $25 million have been offset for the nine-month periods ended September 30, 2026 and 2025, respectively.

Assuming no changes in market prices and interest rates, the following table indicates the year in which the net unrealized loss recorded as of September 30, 2026 related to PGE’s derivative activities would become realized as a result of the settlement of the underlying derivative instrument (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Commodity contracts:
Electricity	$3	$5	$4	$4	$4	$17	$37
Natural gas	35	73	7	3	—	—	118
Net unrealized loss	$38	$78	$11	$7	$4	$17	$155

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

The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2026 was $157 million, for which PGE has posted $54 million in collateral, consisting of $22 million of letters of credit and $32 million of cash. If the credit-risk-related contingent features underlying these agreements were triggered at September 30, 2026, the cash requirement to either post as collateral or settle the instruments immediately would have been $123 million. As of September 30, 2026, PGE had $12 million cash collateral posted for derivative instruments with no credit-risk-related contingent features. Cash collateral for derivative instruments is classified as Margin deposits included in Other current assets on the Company’s condensed consolidated balance sheets.

As of September 30, 2026, PGE held from counterparties $10 million in collateral, consisting $8 million of letters of credit and $2 million of cash. The obligation to return cash collateral held for derivative instruments is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

For the three and nine months ended September 30, 2026, unvested performance-based restricted stock units and related dividend equivalent rights of 652 thousand shares were excluded from the dilutive calculation because the performance goals had not been met, with 640 thousand shares excluded for the three and nine months ended September 30, 2025.

Net income is the same for both the basic and diluted earnings per share computations. The denominators of the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted-average common shares outstanding—basic	118,199	110,170	116,534	109,708
Dilutive effect of potential common shares	472	246	551	250
Weighted-average common shares outstanding—diluted	118,671	110,416	117,085	109,958

NOTE 7: SHAREHOLDERS’ EQUITY

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

The activity in equity during the three and nine-month periods ended September 30, 2026 and 2025 was as follows (dollars in millions, except per share amounts):

	Common Stock		Accumulated Other
	Shares	Amount	Comprehensive Loss	Retained Earnings	Total
Balances as of December 31, 2025	115,559,079	$2,382	$(4)	$1,755	$4,133
Issuances of shares pursuant to equity-based plans	169,951	—	—	—	—
Issuance costs pursuant to equity agreements	—	(1)	—	—	(1)
Deferred equity issuance costs	—	(8)	—	—	(8)
Stock-based compensation	—	13	—	—	13
Dividends declared ($0.525 per share)	—	—	—	(62)	(62)
Net income	—	—	—	45	45
Balances as of March 31, 2026	115,729,030	2,386	(4)	1,738	4,120
Issuances of shares pursuant to equity-based plans	29,224	1	—	—	1
Stock-based compensation	—	(2)	—	—	(2)
Dividends declared ($0.55125 per share)	—	—	—	(64)	(64)
Net income	—	—	—	68	68
Balances as of June 30, 2026	115,758,254	2,385	(4)	1,742	4,123
Issuances of shares pursuant to equity-based plans	31,803	—	—	—	—
Issuances of shares pursuant to equity agreements	3,117,541	152	—	—	152
Stock-based compensation	—	3	—	—	3
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.5250 per share)	—	—	—	(66)	(66)
Net income	—	—	—	119	119
Balances as of September 30, 2026	118,907,598	$2,540	$(3)	$1,795	$4,332

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

	Common Stock		Accumulated Other
	Shares	Amount	Comprehensive Loss	Retained Earnings	Total
Balances as of December 31, 2024	109,342,251	$2,118	$(4)	$1,680	$3,794
Issuances of shares pursuant to equity-based plans	161,074	—	—	—	—
Stock-based compensation	—	5	—	—	5
Dividends declared ($0.500 per share)	—	—	—	(55)	(55)
Net income	—	—	—	100	100
Balances as of March 31, 2025	109,503,325	2,123	(4)	1,725	3,844
Issuances of shares pursuant to equity-based plans	58,563	1	—	—	1
Stock-based compensation	—	3	—	—	3
Dividends declared ($0.525 per share)	—	—	—	(58)	(58)
Net income	—	—	—	62	62
Balances as of June 30, 2025	109,561,888	2,127	(4)	1,729	3,852
Issuances of shares pursuant to equity-based plans	47,997	—	—	—	—
Issuances of shares pursuant to equity agreements	1,114,529	49	—	—	49
Stock-based compensation	—	3	—	—	3
Other comprehensive income	—	—	1	—	1
Dividends declared ($0.5250 per share)	—	—	—	(58)	(58)
Net income	—	—	—	103	103
Balances as of September 30, 2025	110,724,414	$2,179	$(3)	$1,774	$3,950

At-the-Market Offering Program—In July 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through an ATM program. Pursuant to the 2024 ATM program, the Company entered into forward sale agreements for 1,420,049 shares and 5,756,432 shares in 2024 and 2025, respectively. The Company issued 1,066,549 shares and received net proceeds of $50 million in 2024, and issued 5,919,618 shares and received net proceeds of $250 million in 2025. As of September 30, 2026, the Company could have physically settled the remaining amount by delivering 190,314 shares in exchange for cash of $8 million.

On October 22, 2026, the Company issued 190,314 shares pursuant to the 2024 ATM program, settling the 2024 ATM transaction, and received net proceeds of $8 million.

In February 2026, PGE entered into an additional agreement under which it could sell up to $500 million of its common stock through the ATM program. No forward sale agreements were entered into pursuant to the 2026 ATM program as of September 30, 2026. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

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

As of September 30, 2026, the Company could have physically settled the EFSA by delivering 7,730,584 shares in exchange for cash for $375 million.

Prior to settlement, the potentially issuable shares pursuant to the ATM and EFSA agreements may be reflected in PGE’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PGE’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the agreements less the number of shares that could be purchased by PGE in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of PGE’s stock during the reporting period is higher than the average forward sale price during the reporting period. For the three and nine months ended September 30, 2026, 179,391 and 283,060 shares were included in the calculation of diluted EPS related to the securities under the agreements, respectively. For additional information concerning the Company’s diluted earnings per share, see Note 6, Earnings Per Share.

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

The EPA finalized a feasibility study, along with the remedial investigation, and the results provided the framework for the EPA to determine a clean-up remedy for Portland Harbor that was documented in a Record of Decision (ROD) issued in 2017. The ROD outlined the EPA’s selected remediation plan for clean-up of Portland Harbor that had an undiscounted estimated total cost of $1.7 billion, comprised of $1.2 billion related to remediation construction costs and $0.5 billion related to long-term operation and maintenance costs. Remediation construction costs were estimated to be incurred over a 13-year period, with long-term operation and maintenance costs estimated to be incurred over a 30-year period from the start of construction. Stakeholders have raised concerns that the EPA’s cost estimates are understated, and PGE estimates undiscounted total remediation costs for Portland Harbor per the ROD could range from $2.9 billion to $5.5 billion.

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

In 2024, the EPA issued a Special Notice Letter (SNL) to 60 entities, including PGE, with requirements and deadlines that may ultimately lead to litigation. Formal negotiations are in process and are likely to continue for several years.

PGE continues to participate in a confidential voluntary process to determine an appropriate allocation of costs among the PRPs and believes it is probable that it will share in a portion of the costs related to Portland Harbor. Based on information developed through this process in the second quarter of 2026, PGE's allocation share became reasonably estimable across project areas related to PGE. PGE concluded that sufficient information existed to reasonably estimate

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

the low end of its share of cleanup costs for certain Project Areas and, in Q2 2026 recorded a $20 million liability, which was deferred in the Portland Harbor Environmental Remediation Account (PHERA). In Q3 2026, cost estimates became available for the remaining Project Areas as well as updates to certain previously available cost estimates. Based on this additional information, PGE refined its estimate of its share of cleanup costs and recorded an additional $22 million liability, which was also deferred in the PHERA. As of September 30, 2026, PGE's $42 million recorded liability represents the low end of the reasonably estimable range of its share of Portland Harbor cleanup costs. Significant uncertainties remain regarding PGE's ultimate share of Portland Harbor cleanup costs, as settlement among the PRPs has not been reached and remedial design activities necessary to establish cost ranges for all Project Areas are ongoing. PGE's estimated liability may change as allocation percentages are finalized and remediation cost estimates are further developed and refined. Due to these uncertainties, PGE cannot reasonably estimate the high end of the range of its potential liability. The Company’s ultimate liability for Portland Harbor remediation could be material to PGE’s financial position and cash flows.

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

Wrongful Death Claims

In September 2025, PGE received a complaint filed in Multnomah County Circuit Court on behalf of the estates of three members of the public and their relatives, with regard to three fatalities that occurred during the January 2024 storm and severe winter weather event. The claim seeks a total of $375 million related to their deaths and surviving family members’ claims. Business entities that own and operate an apartment complex, along with a nearby property owner, are also named as defendants. At this time, as the case is in its early stages, PGE is unable to estimate a range of any reasonably possible loss. The Company denies liability and continues to defend its case.

Pearson et al v. Port of Morrow et al

In February 2024, a proposed class action was filed in the U.S. District Court for the District of Oregon, Pendleton Division, Case No. 2:24-cv-00362, against the Port of Morrow and other defendants, not including PGE. The plaintiffs alleged they have suffered adverse effects from the defendants’ discharge of nitrogen-laden wastewater. In December 2025, a related action was filed against PGE, which was subsequently dismissed and PGE was added as an additional defendant in the original 2024 lawsuit, concerning wastewater from its Coyote Springs generation facility. Plaintiffs are primarily seeking injunctive relief, medical monitoring, and unspecified monetary damages. The trial date is currently scheduled for September 2027, however, in September 2026, the plaintiffs filed a “Notice of Global Mediation Session” for November 2026. The Company is unable to predict the outcome or estimate a range of any reasonably possible loss in this matter. The Company denies liability and is defending its case.

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

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

NOTE 9: GUARANTEES

PGE enters into financial agreements for, and purchase and sale agreements involving physical delivery of, both power and natural gas that include indemnification provisions relating to certain claims or liabilities that may arise relating to the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. PGE periodically evaluates the likelihood of incurring costs under such indemnities based on the Company’s historical experience and the evaluation of the specific indemnities. As of September 30, 2026, management believes the likelihood is remote that PGE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the condensed consolidated balance sheets with respect to these indemnities.

NOTE 10: INCOME TAXES

The effective tax rates were 13.8% and 16.3% for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the effective tax rates were 14.7% and 16.9%, respectively. PGE’s effective tax rate is below the federal statutory rate of 21% for 2026 and 2025 primarily due to the effect of energy-related tax credits.

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

The table below provides information about the Company’s single business segment, including significant segment expenses, and includes reconciliation to Consolidated Net Income (dollars in millions):

PORTLAND GENERAL ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$971	$952	$2,664	$2,687
Operating expenses:
Purchased power and fuel	383	372	1,040	1,034
Operating and maintenance expense:
Generation, transmission and distribution	115	112	337	336
Administrative and other	86	99	282	291
Total operating and maintenance expense	201	211	619	627
Depreciation and amortization	146	148	433	427
Taxes other than income taxes	54	47	157	139
Total operating expenses	784	778	2,249	2,227
Income from operations	187	174	415	460
Interest expense, net:
Interest expense	67	62	193	182
Allowance for borrowed funds used during construction	(5)	(2)	(10)	(9)
Total interest expense, net	62	60	183	173
Other income, net:	13	9	40	32
Income before income taxes	138	123	272	319
Income tax expense	19	20	40	54
Net income	$119	$103	$232	$265

Certain additional financial information relating to the Company’s single business segment was as follows (dollars in millions):

	September 30, 2026	December 31, 2025
Total assets	$13,815	$13,230
Equity method investments	22	19

	Nine Months Ended September 30,
	2026	2025
Capital expenditures	(1,085)	(899)

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

In addition to any assumptions and other factors and matters referred to specifically in connection with forward-looking statements, risks, uncertainties and other important factors that could cause actual results or outcomes for PGE to differ materially from those discussed in such forward-looking statements include:

•
new or revised governmental policies, executive orders, legislative actions, and regulatory audits, investigations, and actions, including those of the Federal Energy Regulatory Commission (FERC), the Public Utility Commission of Oregon (OPUC), and the Internal Revenue Service (IRS), with respect to allowed rates of return, financings, electricity pricing and price structures, acquisition and disposal of facilities and other assets, construction and operation of plant facilities, transmission of electricity, recovery of power costs, operating expenses, deferrals, timely recovery of costs and capital investments, the formation of a holding company, energy trading activities, tax credits, and current or prospective wholesale and retail competition;
•
uncertainties associated with energy demand that differs from forecasts, including significant or accelerated load growth from new data centers and the concentration of data center load, and the ability to timely serve such growth due to regulatory proceedings, legislative actions, environmental regulations, permitting requirements, contractual limitations, or cost-allocation mechanisms applicable to large-load customer and data centers;
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
•
risks and uncertainties related to the procurement of resources through current or future All-Source Request for Proposals (RFP) projects or other regulatory mechanisms, including, but not limited to regulatory processes, transmission capabilities, system interconnections, inflationary impacts, supply chain constraints, supply cost increases (including application of trade tariffs), permitting and construction delays, available tax credits, counterparty credit risk, PGE's ability to obtain financing on favorable terms, and legislative uncertainty;
•
demand uncertainty and changing customer preferences and choices that reduce demand for PGE's services or alter usage patterns, including variability in demand driven by weather variations, price increases, reduced consumption or load shifting resulting from energy efficiency measures or other changes in customer behavior, increased adoption of distributed and renewable generation, and an increased likelihood that customers procure electricity from alternative service providers such as registered Electricity Service Suppliers (ESSs) or through community choice aggregation programs;

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
•
ignitions caused by PGE assets or PGE’s ability to effectively implement a public safety power shut off (PSPS) or de-energize its system in the event of heightened wildfire risk or implement effective system hardening programs, the inability of which could lead to potential liability if energized systems were involved in wildfires that cause harm, as well as the risk that damages from wildfires may not be recoverable through prices or insurance, resulting in impact to the financial condition or reputation of the Company;
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
•
failure to achieve the Company’s greenhouse gas (GHG) emission goals or being perceived to have either failed to act responsibly with respect to the environment or effectively respond to legislative requirements concerning GHG emission reductions, any of which could lead to litigation, regulatory action or adverse publicity and have adverse effects on the Company's operations and/or damage the Company's reputation;
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

Empowering customers and communities—PGE’s customers have a desire for purchasing clean energy, as over 211 thousand residential and small commercial customers voluntarily participate in PGE’s Green Future Program, the largest renewable power program by participation in the nation. In 2017, Oregon’s most populous city, Portland, and most populous county, Multnomah, each passed resolutions to achieve 100% clean and renewable electricity by 2035 and 100% economy-wide clean and renewable energy by 2050. Other jurisdictions in PGE’s service area have similar goals and continue to consider similar goals for the future.

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

As of September 30, 2026, the Green Future Impact Program has an approved capacity of 750 megawatts (MW) nameplate, of which 482 MW have been subscribed. Through this voluntary program, the Company seeks to support customers’ clean energy acceleration.

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

With the passage of HB 2021, PGE began preparing a CEP concurrent with its IRP to evaluate pathways for achieving Oregon's greenhouse gas emission reduction targets while maintaining an affordable and reliable electric system. PGE submitted its first combined CEP and IRP to the OPUC in 2023 and subsequently submitted a CEP/IRP Update in 2025 that refreshed forecasts, planning assumptions, and resource needs.

On October 15, 2026, PGE submitted its 2026 CEP/IRP to the OPUC (OPUC Docket LC 88). The filing updates the Company's assessment of future energy and capacity needs and evaluates portfolio pathways intended to support continued progress toward Oregon's clean energy requirements while maintaining affordability and reliability. The filing contemplates potential resource additions, emissions-reduction outcomes, and transmission expansion needs under two pathways. One pathway identifies a need of approximately 3,400 MW needed by 2030, and over 5,000 MW by 2032, in order to continue to serve customers reliably while making significant progress towards HB 2021 emissions reduction targets. The other pathway, which achieves Oregon's HB 2021 emissions requirements currently in effect and maintains system reliability, identifies a 2030 resource need of approximately 6,700 MW, and over 9,000 MW needed by 2032. The 2026 CEP/IRP is subject to review through the OPUC's regulatory process, which PGE currently expects to continue into 2027. The expected additions from PGE's ongoing 2025 RFP, or any other additional resource procurement activities executed subsequent to the third quarter of 2026, will satisfy a portion of the incremental resource needs under either pathway. PGE will continue to engage with customers, stakeholders, and regulators throughout that review process and cannot predict its ultimate outcome.

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

2025 All-Source RFP

Consistent with its 2023 IRP Action Plan and CEP Update, PGE initiated the 2025 All-Source RFP to address forecasted capacity needs beginning in 2029 and advance the Company's decarbonization obligations under HB 2021.

Following OPUC approval on July 22, 2025, PGE issued the RFP on July 31, 2025, seeking renewable generation and non-emitting dispatchable capacity resources. The procurement was conducted under Oregon's competitive bidding rules with oversight from an OPUC-selected independent evaluator.

PGE submitted its final shortlist for acknowledgment on February 17, 2026, and received OPUC acknowledgment on May 26, 2026. The final shortlist included 12 projects offering combinations of wind, solar, and battery storage resources through PPAs, storage capacity agreements, and utility ownership structures, including build-transfer agreements (BTAs), as shown in the table below:

2025 RFP Final Shortlist
Project	Technology	Structure	MW	Company-owned MW
1	Battery	PPA	185
2	Battery	PPA	200
3	Wind	PPA	560
4	Solar	PPA	100
5	Wind	PPA	103
6	Solar, Battery	Hybrid	800	400
7	Wind, Battery, Solar	Hybrid	800	375
8	Solar, Battery	BTA	450	450
9	Solar, Battery	BTA	400	400
10	Battery	BTA	100	100
11	Battery	BTA	200	200
12	Solar, Battery	PPA	900

Following a competitive bidding and negotiation process, PGE has executed an agreement for one project on the final shortlist:

•
Biglow Optimization Phase 2— In October 2026, PGE entered into a build transfer agreement to acquire a 200 MW solar facility and a 250 MW BESS in Sherman County, Oregon. PGE expects to own the resource, representing an investment of approximately $900 million, excluding AFUDC. The project has an estimated commercial operation date at the end of 2029 and is expected to qualify for ITCs.

PGE continues to evaluate and negotiate with projects on the final shortlist, prioritizing those that include renewable generation and that have a viable pathway to achieve commercial operations within the 2028–2030 eligibility period. However, interconnection, transmission, permitting, and other development constraints have materially reduced the number of viable projects, with several facing potential delays into the 2030s.

Consequently, PGE expects the 2025 RFP to deliver fewer resources than originally anticipated and is pursuing complementary procurement pathways to address the resulting resource gap. PGE believes these resource acquisition opportunities are capable of providing renewable energy and dependable capacity within the identified need period, subject to applicable regulatory approvals.

Together, these procurement activities reflect PGE's diversified approach to meeting growing customer demand, maintaining system reliability, advancing decarbonization objectives, and managing customer costs. The ultimate outcome of the RFP process, or any other additional resource procurement activities outside of the RFP, may involve the selection of multiple projects for both renewable and non-emitting dispatchable capacity resources, which PGE expects will be approximately 2,500 MWs in total.

Additional information regarding the 2025 All-Source RFP is available in OPUC Docket UM 2371 on the OPUC website at www.oregon.gov/puc.

Additional Procurement Activities

In parallel with its competitive RFP processes, PGE is advancing additional resource acquisitions through bilateral agreements and other regulatory pathways to address identified capacity and renewable energy needs.

•
Meadowlark BESS—a 20-year storage capacity agreement for a 200 MW BESS located in Washington County, Oregon. This project will be owned by Copenhagen Infrastructure Partners, LLC and has an estimated commercial operation date at the end of 2027.
•
Nottingham BESS—a 20-year storage capacity agreement for a 200 MW BESS located in Washington County, Oregon. This project has an estimated commercial operation date in 2028. OPUC approved PGE’s requested waiver of the competitive bidding rules on August 18, 2026.

•
Salmonfly Solar & BESS—PGE has entered into a build transfer agreement to acquire a proposed 199 MW solar facility and a 199 MW BESS in Jefferson County, Oregon, located on the Confederated Tribes of Warm Springs (CTWS) Reservation, representing an investment of approximately $853 million, excluding AFUDC. The project has an estimated commercial operation date at the end of 2029 and is expected to qualify for ITCs. Salmonfly builds on PGE's longstanding partnership with CTWS through the jointly owned Pelton Round Butte Hydroelectric Project. Salmonfly provides a near-term opportunity to secure renewable energy capacity within the identified need period that was not available through the 2025 RFP. This project remains subject to OPUC process as detailed in PGE's request for a waiver to the competitive bidding rules.

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

Building a resilient grid—To serve communities with clean energy, PGE’s grid of the future will need to be smart and adaptive. Highlights of PGE’s key investments and plans for building a resilient grid include:

•
Wildfire Mitigation—PGE has a Wildfire Mitigation Program under which an annual Wildfire Mitigation Plan (WMP) is developed and submitted to the OPUC, as required by State law, to coordinate activities across the Company and with State-wide stakeholders. In December 2025, PGE filed its 2026-2028 Wildfire Mitigation Plan, which forecasts $47 to $50 million annually in operations and maintenance costs and an additional $70 to $84 million annually in capital investments, for the 2026-2028 period, to continue system hardening efforts, expand situational awareness capabilities, implement specific inspection and maintenance along with vegetation management, raise community and customer awareness, and take operational actions within high fire risk zones. PGE strives to improve regional safety by mitigating the risk that PGE’s electric utility infrastructure could cause a wildfire, while limiting the impacts of PSPS events and other mitigation activities on customers and increasing the resiliency of PGE assets to wildfire damage. In the nine months ended September 30, 2026, PGE invested $59 million in capital projects related to wildfire mitigation and resiliency and utility asset management.
•
Virtual Power Plant (VPP)—PGE’s VPP is comprised of Distributed Energy Resources and flexible loads that are managed through technology platforms to provide grid and power operations services. PGE’s customer offerings related to flexible load programs, rooftop solar, battery storage, and electric vehicle (EV) charging solutions support grid reliability and increase portfolio flexibility and resource diversity. When coordinated through the Company’s Distributed Energy Resources Management Systems, these resources can be forecasted, dispatched, and measured to support grid reliability and decarbonization goals, advance customer and community energy resiliency, promote customer engagement with the energy system, and unlock additional grid services that enhance PGE’s operation of a dynamic two-way system. As PGE integrates technologies to increase orchestration of these resources, they continue to contribute to reliability and help reduce customer exposure to scarcity pricing in energy markets, benefiting participating and non-participating customers.
•
Grid Enhancing Technologies (GETs)—Network upgrades or non-wires solutions are important strategies that offer improvements and can unlock capacity on existing transmission paths in the region. GETs include advanced conductors and coatings, topological optimization, and dynamic line ratings. PGE is actively incorporating GETs across its system to further increase the performance of new and existing transmission assets. These efforts, when deployed across a number of areas and assets, have the potential to add incremental capacity to the grid at lower costs.
•
Distribution System Plan (DSP)—In 2021 and 2022, PGE filed its inaugural DSP in two parts, which were accepted by the OPUC in 2022 and 2023, respectively. The OPUC Staff finalized their review of modifications to the current DSP guidelines in the fourth quarter of 2024 and PGE filed its next DSP in December 2024. The DSP outlines distribution system assets, describes how the Company plans for new load, including distributed resources such as EVs and rooftop solar installations, and presents the vision for modernizing the grid to enable accelerated decarbonization and customer participation in demonstrating continual progress towards PGE’s clean energy goals. For further information on recovery of costs related to the DSP, see “DSP recovery mechanism” in the Regulatory Matters section of this Overview.

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

Laws and Regulations

Trade Tariffs—U.S. trade policy and tariff measures continue to evolve through a combination of existing and newly implemented tariff programs, ongoing litigation, and potential future trade actions. These evolving measures may increase the cost of raw materials and equipment, disrupt global supply chains, and contribute to volatility in commodity, capital, and credit markets. The cost of steel utility poles, meters, transformers, and specialized electrical equipment, among other items, may increase, which could affect materials and supplies balances and increase capital projects costs. Similarly, procurement costs may rise and lead times may lengthen for necessary components in resources considered for acquisition in PGE’s All-Source RFPs. For further information on the Company’s RFPs, see “The Resource Planning Process” in the Investing in a Clean Energy Future section of this Overview. Although PGE does not expect a material impact on its Canadian natural gas imports from existing Canada-related policies and tariffs, future trade actions involving Canada could affect commodity markets, supply chains, or procurement costs. Evolving tariff policies affecting particular countries and product categories, as well as the possibility of additional trade measures, have increased uncertainty regarding future equipment costs and supply availability. The Company is unable to reasonably estimate the effects of the rapidly changing trade tariff landscape, as those effects could include project delays and cost increases, and present obstacles to PGE’s strategic plan execution, capital investments, and resource development initiatives. PGE is closely monitoring the impacts of trade tariffs and the potential effect they may have on the Company’s financial position, results of operations, or cash flows.

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

In October 2025, PGE received notice from the U.S. DOE of the termination of four federal grants that originally planned to provide $61 million in federal reimbursement over the life of the grants. PGE has incurred an immaterial amount of costs for projects associated with the terminated grants and does not expect the termination process to result in a material impact on the Company’s financial position and results of operations. The U.S. DOE has subsequently communicated the potential to reinstate financial assistance related to PGE’s Grid Edge Devices grant, which would provide approximately $45 million in total funding. PGE is evaluating the terms and considerations associated with reinstatement of the grant.

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

PGE has entered into agreements to transfer tax credits and transferred $23 million and $153 million, net of discounts, for cash proceeds in the first nine months of 2026 and 2025, respectively. PGE transferred tax credits, net of discounts, of $179 million in 2025. For the remainder of 2026, the Company expects to generate and transfer approximately $15 million of additional tax credits, net of discounts.

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

During the second quarter of 2026, the Company submitted its RPS report for 2025, which indicated that the Company met the threshold for 2025. The OPUC found the Company in compliance for 2025 on September 15, 2026, through Order 26-345. PGE believes it is on track to meet the RPS threshold for 2026.

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

United States Environmental Protection Agency (EPA) Regulations for Electric Generating Facilities—In 2024, the EPA released final regulations pertaining to electric generation facilities. The regulations included:

•
GHG regulations under section 111 of the Clean Air Act (CAA) for new, modified, and reconstructed fossil fuel-fired combustion turbines and for existing fossil fuel-fired steam generating units, including coal-based units;
•
Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category (the ELG Rule), which applies to wastewater discharges from coal-based generating units and establishes pollution control requirements, building upon the 2015 and 2020 ELG Rules; and
•
Updated Mercury and Air Toxics Standards (MATS), pursuant to section 112 of the CAA, which established revised emission standards for filterable particulate matter at existing coal fired generating units.

In April 2025, the President issued a proclamation, Regulatory Relief for Certain Stationary Sources to Promote American Energy, granting a two-year compliance exemption pursuant to CAA section 112(i)(4) from specified requirements of the 2024 MATS amendments. Colstrip subsequently received an exemption from the otherwise applicable July 8, 2027 compliance date through July 8, 2029, and environmental groups filed court challenges to the exemptions. In February 2026, the EPA finalized repeal of the relevant 2024 MATS amendments effective April 27, 2026. That repeal has subsequently been challenged in litigation. The practical significance of the Colstrip exemption and the related challenges depends on the outcome of both the litigation concerning the exemption and the litigation challenging EPA’s repeal of the 2024 MATS amendments.

In June 2025, to advance the goals of the President’s Unleashing American Energy executive order, the EPA proposed to repeal the 2024 GHG emission standards for fossil fuel-fired power plants promulgated under section 111 of the CAA, and proposed to repeal specified 2024 MATS amendments. In December 2025, the EPA finalized revisions extending several compliance deadlines under the 2024 ELG Rule. The EPA corrected certain dates in January 2026 and proposed additional revisions in May 2026. On February 12, 2026, the EPA finalized rescission of the 2009 endangerment finding supporting regulation of new motor vehicles and engines under CAA section 202(a) and repealed the associated vehicle GHG standards, effective April 20, 2026. That action did not, by itself, eliminate all potential EPA authority to regulate GHG emissions under other CAA provisions. On September 14, 2026, the EPA finalized a partial repeal of the 2024 power-plant GHG rule, including the emission guidelines for existing fossil fuel-fired steam generating units and specified carbon capture and storage-based standards for modified coal-fired units and new baseload combustion turbines, effective November 16, 2026. The EPA concurrently issued a supplemental proposal to repeal the remaining power-sector GHG standards. On September 17, 2026, environmental and public-health organizations filed a petition for review of the partial repeal in the D.C. Circuit.

PGE continues to evaluate the 2024 MATS amendments, the Colstrip compliance exemption, EPA's repeal of the relevant MATS requirements, and the related litigation to assess the potential impact, which could be material, on the Company’s continuing investment in Colstrip. If EPA's repeal is vacated or otherwise reversed and the 2024 MATS amendments are reinstated, the applicability and timing of those requirements would depend in part on the outcome of the litigation concerning the Colstrip exemption. Reinstatement of the 2024 requirements could require material upgrades at Colstrip on a schedule that may not be achievable or could require the use of technology not yet demonstrated at Colstrip, resulting in significant costs related to the facility.

Legal challenges have been filed concerning the 2024 rules, the subsequent repeal actions, the MATS exemptions, and the rescission of the endangerment finding. Courts previously denied requests to stay the 2024 GHG and MATS rules. Any later orders holding merits proceedings in abeyance while the EPA reconsidered those rules should not be characterized as stays of the rules themselves. The rescission of the endangerment finding took effect April 20, 2026, and the partial repeal of the 2024 power-plant GHG rule is scheduled to take effect November 16, 2026, while related legal challenges are pending. These challenges, and further federal action to withdraw, modify, or reinstate requirements, could affect the applicability to PGE and Colstrip. Given the uncertainty surrounding these laws and regulations, PGE cannot reasonably estimate the impact on its results of operations, financial position, and cash flows. If prior requirements are reinstated, remaining GHG standards apply, or other requirements impose comparable obligations, PGE could incur material additional compliance costs. To the extent these regulations result in increased compliance costs, the Company expects to seek recovery of those costs through the ratemaking process.

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

Corporate structure—In July 2025, the Company submitted an application to the OPUC seeking approval of a holding company reorganization. PGE believes it to be in the best interests of its customers and shareholders to update its corporate structure into a holding company structure. The structure contemplated involves placing a non-operating corporate entity over the Company’s existing structure. The intent of the reorganization is to take advantage of the financial flexibility provided by a holding company structure and to support reliability planning and economic development.

On July 23, 2026, FERC issued an order authorizing the reorganization into a holding company structure. On August 12, 2026, PGE and OPUC Staff entered into a stipulation in OPUC Docket UM 2385 that recommended the OPUC approve PGE’s application for a corporate reorganization to create a holding company structure. The stipulation included a monetary commitment of approximately $45 million to fund a rate credit and other customer benefits. The stipulation also included a comprehensive set of enforceable commitments, such as:

•
A commitment to refrain from seeking rate recovery of acquisition premiums, goodwill, transaction costs and other related costs;
•
A commitment to not provide funding or transfer assets over $1 million to any subsidiaries, excluding those to be funded or transferred to PGE and subsidiaries formed for purposes of the acquisition of assets in Washington, without OPUC approval under defined statutory standards;
•
A commitment to maintain service, safety, and reliability for customers and to provide regular reports on related metrics;
•
A commitment for PGE and the holding company to maintain separate credit ratings;
•
An agreement for the holding company to maintain its subsidiary PGE’s common equity at a level of 45% or higher, with the provision that the dividend may be suspended in certain circumstances including for significant decreases in credit ratings, without an OPUC-approved remediation plan;
•
A commitment to maintain adequate interest coverage and a pool of qualified assets to maintain the ability to issue First Mortgage Bonds;
•
A commitment to hold customers harmless from certain costs associated with the formation of the holding company, as well as from costs that may be incurred if the cost of debt becomes more costly as a result of the formation of the holding company;
•
The establishment of a share of PGE preferred stock held by an independent third party (Golden Share) that will override all other outstanding shares in the event of bankruptcy of the holding company;
•
Access to PGE and holding company books and records; and
•
An obligation to honor existing labor agreements.

On September 25, 2026, the OPUC issued a final order (Order No. 26-354) in Docket UM 2385, which included some of the commitments in the stipulation but increased the rate credit and other customer benefits to approximately $83 million, which the Company supports. However, the order also imposes conditions that depart from the stipulation. The stipulation’s terms were consistent with traditional holding company structures approved in Oregon and elsewhere and, in some cases, were more stringent. The order goes beyond the stipulation by imposing restrictions on ordinary course business activities that may not be feasible for the Company to implement, specifically relating to limitations on dividends tied to retained earnings and credit ratings. The Company believes these conditions could limit its ability to fund investments needed to maintain and enhance system reliability, meet regulatory mandates, acquire sufficient clean energy, serve forecasted customer demand, and advance critical infrastructure projects.

The Company has filed a request for clarification, reconsideration or rehearing of certain conditions imposed by the order. The Company does not expect to proceed with the reorganization unless these provisions are clarified or modified. The customer rate credit and other benefits will not be implemented unless the Company proceeds with the reorganization.

At this time, the Company is unable to estimate the full financial impact of the order. The Company expects to provide further updates regarding the effects of the order in future periodic reports and investor communications, as appropriate.

The OPUC application is one of many steps required to complete the reorganization. Once the Company's request is resolved, PGE's Board of Directors will decide whether to submit the proposed reorganization to PGE shareholders for approval. Following completion of these steps and the receipt of all required approvals, each outstanding share of PGE common stock would automatically convert into a share of the new holding company (HoldCo) common stock on a one-for-one basis. PGE shareholders, immediately prior to consummation of the reorganization would own the same relative percentages of HoldCo following consummation of the reorganization. After the reorganization, PGE would be a wholly owned subsidiary of HoldCo, which would be an Oregon corporation.

General Rate Case - On August 4, 2026, PGE filed with the OPUC a general rate case (UE 473) based on a fiscal July 2027 through June 2028 test year (2027 GRC). The Company's requested $179 million increase in the annual revenue requirement related primarily to deployment of capital since PGE’s last rate case (UE 435) to strengthen and safeguard the grid to meet growing customer demand and bolster reliability. The 2027 GRC, as requested, would result in an approximate 4.8% overall increase relative to currently approved prices. This increase excludes the effects of lower net variable power costs expected in 2027 as reflected in the Annual Power Cost Update Tariff, filed separately, with the OPUC in February 2026 (OPUC Docket UE 465). Based on a recently filed forecast of net variable power costs, customer prices would be expected to fall 2.4% on January 1, 2027, partially offsetting the proposed GRC increase.

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

In January 2024, the Company’s service territory encountered a severe winter weather event that included snow, ice, and high winds over several days that caused catastrophic damage to physical assets and resulted in widespread customer power outages. As a result of the historic winter storm, Oregon’s Governor declared a state of emergency on January 18, 2024, which allowed PGE to seek recovery of incremental storm expenses through the previously authorized emergency deferral. On February 9, 2024, PGE filed a Notice of Deferral with the OPUC under Docket UM 2190 for emergency restoration costs related to the January storm. On March 18, 2026, PGE received the OPUC's final order for the storm recovery docket, which included a disallowance for some operating and maintenance costs of $1 million and application of an earnings test. The OPUC ordered the application of an earnings test at 20 basis points below the Company's 2024 allowed return on equity of 9.5% on the deferred storm costs. The application of the earnings test resulted in an additional $3 million reduction of the previously deferred amounts. After application of adjustments per the final order, PGE’s deferred balance as of March 31, 2026 was $44 million, including interest, which began amortizing on April 1, 2026 over a two year period. The deferred balance as of September 30, 2026 was $36 million.

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

After application of adjustments per the final order, PGE’s deferred balance as of September 30, 2026, related to RCEs was $65 million, which included $63 million related to RCEs deferred in 2024 and $2 million related to RCEs deferred in 2025. The 2024 deferred balance began amortizing into customer prices on April 1, 2026 and is being collected over a two-year period. On July 1, 2026, under the Company's PCAM, Advice 26-26 was submitted to the OPUC seeking recovery to begin on April 1, 2027 of $2 million in costs deferred during RCEs in 2025. PGE believes the deferred amounts as of September 30, 2026 are probable of recovery.

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

Order 25-075 also adopted conditions to be applied to the AUT and clarification of the applicability of those conditions was subsequently provided by the OPUC in Order 25-223, which granted certain of PGE’s requests and denied others. PGE and NewSun Energy LLC, as an intervenor, both have Petitions for Judicial Review of Order 25-075 pending at the Oregon Court of Appeals. For the period of January 1, 2025 through December 31, 2025, PGE deferred an additional net $13 million regulatory liability, which was approved for recovery and began amortizing on April 1, 2026 over a twelve month period. As of September 30, 2026, there was $6 million deferred as a regulatory liability in the balancing account.

Seaside Grid BESS recovery—In May 2025, PGE submitted a request to the OPUC to recover the revenue requirement associated with the Seaside Battery Energy Storage System (Seaside). The regulatory filing was pursuant to the expedited cost-recovery option introduced by the OPUC in its Order issued December 20, 2024 related to PGE's 2025 GRC (OPUC Docket UE 435).

In October 2025, the OPUC issued an Order (Order 25-417) that was supported by a memorandum of understanding (MOU) entered into between PGE and key regulatory stakeholders. One key item in the Order was the adoption of an earnings test for the twelve-month period ended October 31, 2026 at PGE’s authorized return on equity (ROE), implemented via a deferral to track Seaside revenues and refund excess earnings, if applicable. The Company has contested the applicability of an earnings test and in addition has not accrued any refunds, as it currently does not forecast to over earn for the period covered by the test. Such refunds would be recognized as a charge to earnings.

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

Of the $15 million of revenue requirement adjustments, approximately 87% were temporary in nature, allowing PGE to seek recovery of associated investments as applicable in its next GRC. These adjustments were driven primarily by non-distribution investments and were not attributable to specific assets. On August 4, 2026, PGE filed the 2027 GRC with a requested rate effective date of July 1, 2027.

The OPUC's final order in Docket UE 459, issued on March 11, 2026, approved the terms of the stipulation, which were reflected in customer prices effective April 1, 2026 and ordered the adoption of an earnings test for the twelve-month period ended March 31, 2027 at PGE’s authorized return on equity (ROE). The Company has contested the applicability of an earnings test and, in addition, has not accrued any probable and reasonably estimable refunds. Any such refunds would be recognized as a charge to earnings.

More information about the DSP ARM docket, UE 459, is available on the OPUC website at www.oregon.gov/puc.

Portland Harbor Environmental Remediation Account (PHERA) mechanism—PGE has been identified by the EPA as a Potentially Responsible Party (PRP) for the Portland Harbor Superfund Site, however, significant uncertainties remain regarding the scope of remediation, cost allocation among PRPs, and PGE’s ultimate share of costs. The impact of such costs on the Company's results of operations is mitigated by the OPUC-approved PHERA mechanism, which allows for recovery of eligible costs through third-party proceeds and customer prices, subject to prudency reviews and earnings-test limitations. For further information regarding the PHERA mechanism as well as PGEs current estimated range of potential liability, see "Regulatory Assets and Liabilities" in Note 3, Balance Sheet Components, and “EPA Investigation of Portland Harbor” in Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

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

The EDAM, which began operation in May 2026, allows market participants to submit bids for their forecasted energy demand and available generation resources a day ahead of expected use. The EDAM optimizes transmission and resource use across all market participants, enabling access to the lowest-cost resources to meet regional needs. PGE began participation on October 1, 2026, to leverage existing technology and systems and utilize the Company’s transmission system to connect regional resources, such as hydropower and wind facilities in the Pacific Northwest and solar facilities in California and the desert Southwest, across a unified market platform.

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

Customers and Demand—The following tables present total energy deliveries, in thousands of Megawatt hours (MWh), and the average number of retail customers by customer type for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	% Change	% Change (Weather- Adjusted)	2026	2025	% Change	% Change (Weather- Adjusted)*
Energy deliveries:
Retail:
Residential	1,740	1,911	(8.9)%	(0.6)%	5,418	5,708	(5.1)%	(2.4)%
Commercial	1,668	1,752	(4.8)	(1.8)	4,791	4,930	(2.8)	(1.8)
Industrial	1,654	1,561	6.0	6.4	4,815	4,375	10.1	10.2
Subtotal	5,062	5,224	(3.1)	1.1	15,024	15,013	0.1	1.5
Direct access:
Commercial	134	155	(13.5)	(13.5)	368	419	(12.2)	(12.2)
Industrial	552	545	1.3	1.3	1,562	1,501	4.1	4.1
Subtotal	686	700	(2.0)	(2.0)	1,930	1,920	0.5	0.5
Total retail	5,748	5,924	(3.0)	0.7%	16,954	16,933	0.1	1.3%
Wholesale	2,379	2,741	(13.2)		5,293	7,159	(26.1)
Total	8,127	8,665	(6.2)%		22,247	24,092	(7.7)%

* The estimated impact of weather is based on various model assumptions related to temperature and customer response. Weather-adjusted estimates may not fully reflect the impacts of extreme weather variations and deviations in customer behavior to such extremes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Average number of retail customers:
Residential	847,007	841,257	1%	846,286	839,429	1%
Commercial	114,495	114,258	—	114,520	114,226	—
Industrial	224	218	3	222	217	2
Direct access	497	747	(33)	511	688	(26)
Total	962,223	956,480	1%	961,539	954,560	1%

Total retail energy deliveries for the nine months ended September 30, 2026 were up 0.1% compared to the nine months ended September 30, 2025. While industrial deliveries increased, declines occurred in both the residential and commercial categories.

Residential weather-adjusted deliveries decreased 2.4% in the aggregate, driven primarily by a decrease in average usage per customer of 3.4% during the nine months of 2026 compared with 2025, partially offset by an increase in the average number of residential customers of 1%. PGE has observed seasonal shifts in use per customer, such as higher air conditioning penetration in the summer in response to higher cooling degree days, as well as an increased number of rooftop solar installations within its service territory, and continued energy efficiency programs.

The industrial class continues to show growth as overall energy deliveries are up 8.5% in the nine months ended September 30, 2026 compared to the same period in 2025, reflecting strength primarily in the digital services sector.

The following table indicates the number of heating degree-days for the three and nine months ended September 30, 2026 and 2025, along with the current 15-year averages based on weather data provided by the National Weather Service, as measured at Portland International Airport:

	Heating Degree-days			Cooling Degree-days
	2026	2025	Avg.	2026	2025	Avg.
First Quarter	1,737	1,772	1,828	—	4	—
Second Quarter	477	464	580	133	102	115
July	6	2	3	190	209	208
August	2	—	2	202	277	240
September	61	17	49	23	102	92
Third Quarter	69	19	54	415	588	540
Year-to-date	2,283	2,255	2,462	548	694	655
(Decrease)/Increase from the 15-year average	(7)%	(8)%		(16)%	6%

During the three months ended September 30, 2026 compared to the same three months of 2025, although the Company’s service territory saw an increase in heating degree-days, it was more than offset by the 29% less cooling degree-days than in 2025. Cooling degree-days were 23% below average in the third quarter of 2026 compared to 13% above average in 2025 while the number of heating degree-days recorded in the third quarter of 2026 was 28% above average compared to 69% below in the same period of 2025.

The Company’s cost-of-service opt-out program caps participation by customers in the fixed three-year and minimum five-year opt-out programs, which account for the majority of energy delivered to Direct Access customers who purchase their energy from ESSs. Had the cap limit been fully subscribed and utilized, 12% of PGE’s total retail energy deliveries for the first nine months of 2026 would have been to these customers.

PGE offers service to customers under an OPUC created New Large Load Direct Access program for unplanned, large, new loads and large load growth at existing customer sites. With the adoption of the New Large Load Direct Access program, which is capped at 119 MWa, as much as 16% of the Company’s retail energy deliveries could have been supplied by ESSs to Direct Access customers.

Customers are measured and reported in terms of individual service points, with certain companies who are either commercial, industrial, or Direct Access customers having multiple service points. Deliveries to Direct Access customers increased 0.5% in the nine months ended September 30, 2026 compared to the prior year, which is in line with PGE’s overall 0.1% increase in deliveries over the same comparative periods. Actual deliveries to Direct Access customers of energy supplied by ESSs represented 11% of PGE’s total retail energy deliveries for the first nine months of both 2026 and 2025. The OPUC, under docket UM 2024, undertook an investigation of long-term Direct Access with program caps being one of the issues under consideration. On May 7, 2026, the OPUC issued Order 26-153, which left the present caps in place, although provided an allowance for waiver opportunity if ESSs were to meet certain reliability conditions in the future.

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

The following table provides information regarding the performance of the Company’s generating resources for the nine months ended September 30, 2026 and 2025:

	Plant availability (1)		Actual energy provided compared to projected levels (2)		Actual energy provided as a percentage of total system load
	2026	2025	2026	2025	2026	2025
Generation:
Thermal:
Natural gas	81%	87%	81%	100%	33%	37%
Coal (3)	93	77	69	100	5	6
Wind (4)	87	89	91	95	10	9
Hydro	92	95	73	95	4	4

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

Energy received from PGE-owned and jointly-owned thermal plants during the nine months ended September 30, 2026 compared to 2025 decreased 19%. This decrease was primarily driven by economic dispatch decisions. Energy expected to be received from thermal resources is projected annually in the AUT based on forecast market prices, variable costs to run the plant, and the constraints of the plant. PGE’s thermal generating plants require varying levels of annual maintenance, which is generally performed during the second quarter of the year.

Total energy received from hydroelectric generation sources, both PGE-owned generation and purchased, decreased 31% during the nine months ended September 30, 2026 compared to 2025. Energy purchased from mid-Columbia and other regional hydroelectric projects decreased 33% and energy generated by the Company-owned facilities decreased 21% during the nine months ended September 30, 2026. Energy expected to be received from hydroelectric resources is projected annually in the AUT based on a modified hydro study, which utilizes 10 years of historical generation data. See “Purchased power and fuel” in the Results of Operations section in this Item 2, for further detail on regional hydro results.

Energy received from PGE-owned and under contract wind resources increased 3% during the nine months ended September 30, 2026 compared to 2025. Energy expected to be received from wind generating resources is projected annually in the AUT based on historical generation. Wind generation forecasts are developed using a 5-year rolling average of historical wind levels or forecast studies when historical data is not available.

Under the PCAM, the Company may share with customers a portion of cost variances associated with NVPC. Customer prices can be adjusted annually to absorb a portion of the difference between the forecasted NVPC included in customer prices (baseline NVPC) and actual NVPC for the year, if such differences exceed a prescribed “deadband” limit, which ranges from $15 million below to $30 million above baseline NVPC. To the extent actual NVPC, subject to certain adjustments, is outside the deadband range, the PCAM provides for 90% of the excess variance to be collected from, or refunded to, customers. Pursuant to a regulated earnings test, a refund will occur only to the extent that it results in PGE’s actual ROE for the given year being no less than 1% above the Company’s latest authorized ROE, while a collection will occur only to the extent that it results in PGE’s actual regulated ROE for that year being no greater than 1% below the Company’s authorized ROE. The following is a summary of the results of the PCAM as calculated for regulatory purposes:

•
For the nine months ended September 30, 2026, actual NVPC was $17 million above baseline NVPC. Based on forecast data, NVPC for the year ending December 31, 2026 is currently estimated to be below the baseline and within the established deadband range. Accordingly, there is no estimated refund to customers expected under the PCAM for 2026.

•
For the nine months ended September 30, 2025, actual NVPC was $3 million below baseline NVPC. For the year ended December 31, 2025, actual NVPC was $6 million below baseline NVPC, which was within the established deadband range. Accordingly, there was no estimated refund to customers under the PCAM for 2025. A final determination regarding the 2025 PCAM results will be made by the OPUC through a public filing and review in 2026.

Operating and Maintenance

Business transformation and optimization expenses—During the three and nine months ended September 30, 2026, PGE incurred $9 million and $34 million incremental business transformation and optimization expenses, compared to $9 million and $24 million for the same periods in 2025. These expenses include strategic advisory and workforce realignment expenses, focused on a multi-year cost management initiative to realize long-term benefits, as well as corporate structure update costs incurred for incremental accounting, legal, and consulting expenses related to the Company's submission of a regulatory application for approval of a holding company reorganization and the proposed Acquisition. For more information on the impact of these costs on annual results, see “Generation, transmission and distribution,” “Administrative and other,” “Depreciation and amortization,” and "Interest expense," in the Results of Operations section of this Overview. For more on the holding company application and pending Acquisition, see “Corporate Structure” in the Regulatory Matters section, and "Pending Acquisition" in the Company Strategy section of this Overview. The Company expects to incur business transformation and optimization expenses related to these initiatives throughout 2026.

Results of Operations

The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.

The results of operations are as follows for the periods presented (dollars in millions):

	Three Months Ended September 30,		% Increase	Nine Months Ended September 30,		% Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
Total revenues	$971	$952	2%	$2,664	$2,687	(1)%
Operating expenses:
Purchased power and fuel	383	372	3	1,040	1,034	1
Generation, transmission and distribution	115	112	3	337	336	—
Administrative and other	86	99	(13)	282	291	(3)
Depreciation and amortization	146	148	(1)	433	427	1
Taxes other than income taxes	54	47	15	157	139	13
Total operating expenses	784	778	1	2,249	2,227	1
Income from operations	187	174	7	415	460	(10)
Interest expense, net*	62	60	3	183	173	6
Other income:
Allowance for equity funds used during construction	8	4	100	17	15	13
Miscellaneous income, net	5	5	—	23	17	35
Other income, net	13	9	44	40	32	25
Income before income tax expense	138	123	12	272	319	(15)
Income tax expense	19	20	(5)	40	54	(26)
Net income	119	103	16	232	265	(12)
Other comprehensive income	1	1	—	1	1	—
Comprehensive income	$120	$104	15%	$233	$266	(12)%

* Includes an allowance for borrowed funds used during construction of $5 million and $2 million for the three months ended September 30, 2026 and 2025, respectively, and $10 million and $9 million for the nine months ended September 30, 2026 and 2025, respectively.

Net income for the three months ended September 30, 2026 increased $16 million, or 15%, compared to the same period of 2025. The current quarter results included $9 million of business transformation and optimization expense. Retail revenues increased due to the OPUC approved recovery of several regulatory deferrals in customer prices during 2026. Purchased power and fuel expense increased, reflecting an increase in average cost per MWh while total system load declined. Administrative and General expense reflects a reduction of $3 million in business transformation and optimization expenses in 2026. Decreases in Depreciation and amortization expense were primarily driven by Colstrip being fully depreciated as of December 31, 2025. Interest expense was up due to higher debt balances.

Net income for the nine months ended September 30, 2026 was down $33 million, or 12%, from the same period of 2025. Total revenues declined as a decrease in Wholesale revenues more than offset the increase in Retail revenues that resulted from the OPUC approved recovery of several regulatory deferrals in customer prices during 2026. The increase in Purchased power and fuel reflects largely offsetting impacts of the RCE deferrals in 2025 that were not repeated in 2026 along with changes in average variable power costs and system loads. The increase in Depreciation and amortization expense was driven primarily by higher depreciable asset balances. The increase in Taxes other than income taxes reflects higher property and payroll taxes. Interest expense, net, was higher due to increased debt balances. Income tax expense was down due to lower pretax income.

Total revenues consist of the following for the periods presented (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Retail:
Residential	$362	37%	$375	39%	$1,090	41%	$1,115	42%
Commercial	261	27	262	28	744	28	738	27
Industrial	177	18	141	15	472	17	396	15
Subtotal	800	82	778	82	2,306	86	2,249	84
Direct access:
Commercial	3	—	4	—	10	—	12	—
Industrial	10	1	7	1	24	1	18	1
Subtotal	13	1	11	1	34	1	30	1
Subtotal Retail	813	83	789	83	2,340	87	2,279	85
Alternative revenue programs, net of amortization	2	—	6	1	21	1	11	1
Other accrued revenues, net	(6)	—	(1)	—	(11)	—	9	—
Total retail revenues	809	83	794	84	2,350	88	2,299	86
Wholesale revenues	143	15	136	14	245	9	324	12
Other operating revenues	19	2	22	2	69	3	64	2
Total revenues	$971	100%	$952	100%	$2,664	100%	$2,687	100%

Total retail revenues—The following items contributed to the increase in Total retail revenues for the three and nine months ended September 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2025	$794	$2,299
Seaside BESS	10	29
DSP cost recovery	13	23
Clearwater RAC deferral	14	33
Retail energy deliveries	(14)	2
PCAM collection for 2024 deferral	11	18
Average price of energy deliveries due primarily to changes in customer prices, partially offset by changes in delivery mix to customers	7	8
Change in prices as a result of the AUT, approved by the OPUC (partially offset in Purchased power and fuel)	(7)	(21)
Annual Colstrip tariff update	(12)	(32)
Combination of various supplemental schedules and adjustments	(7)	(9)
September 30, 2026	$809	$2,350
Change in Total retail revenues	$15	$51

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

Wholesale revenues for the three months ended September 30, 2026 increased $7 million, or 5%, from the three months ended September 30, 2025, resulting from a combination of higher average wholesale sales price, offset by a 13% decrease in sales volume.

For the nine months ended September 30, 2026, Wholesale revenues decreased $79 million, or 24%, from the nine months ended September 30, 2025 as the Company experienced an $84 million reduction from a decline in the quantity of MWhs sold, which was down 26% from the prior year, offset by a $21 million increase due to higher prices. In addition, the sale of environmental credits produced $16 million less revenue in 2026 than during the same period of 2025.

Other operating revenues for the three months ended September 30, 2026 were down $3 million from the comparable period in 2025. In the nine months ended September 30, 2026, Other operating revenues were up $5 million compared to the same period of 2025, due to a combination of factors, the largest of which being joint pole revenue.

Purchased power and fuel expense includes the cost of power purchased and fuel used to generate electricity to meet PGE’s retail load requirements, as well as the cost of settled electric and natural gas financial contracts.

The following items contributed to the change in Purchased power and fuel for the three and nine months ended September 30, 2026 compared to the same periods in 2025 (dollars in millions):

	Three Months Ended	Nine Months Ended
September 30, 2025	$372	$1,034
Average variable power cost per MWh	32	(13)
Total system load	(25)	(8)
RCE deferral activity, net	4	27
September 30, 2026	383	1,040
Change in Purchased power and fuel	$11	$6

Average variable power cost per MWh (in dollars):
September 30, 2025	$44.92	$45.23
September 30, 2026	$47.44	$47.49

Total system load (MWhs in thousands):
September 30, 2025	8,131	22,769
September 30, 2026	7,853	21,255

For the three months ended September 30, 2026, the $32 million increase related to the change in average variable power cost per MWh was driven by an 14% increase in the average cost of purchased power, and a 1% increase in the average cost for the Company’s own generation. The $25 million decrease related to total system load was comprised of a 11% decrease of energy obtained from purchased power, and a 2% increase in the Company’s own generation.

For the nine months ended September 30, 2026, the $13 million decrease related to the change in average variable power cost per MWh was driven by a 9% decrease in the average cost of purchased power and a 20% increase in the average cost for the Company’s own generation. The $8 million decrease related to total system load was comprised of a 7% increase of energy obtained from purchased power, offset by a 17% decrease in the Company’s own generation.

PGE’s sources of energy, total system load, and retail load requirement are as follows for the periods presented (MWhs in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Generation:
Thermal:
Natural gas	3,265	42%	3,138	39%	7,000	33%	8,534	38%
Coal	544	7	581	7	1,059	5	1,408	6
Total thermal	3,809	49	3,719	46	8,059	38	9,942	44
Hydro	174	2	199	2	765	4	969	4
Wind	710	9	669	8	2,025	9	2,134	9
Total generation	4,693	60	4,587	56	10,849	51	13,045	57
Purchased power:
Hydro	861	11	1,549	19	3,552	17	5,321	24
Wind	350	4	280	4	1,085	5	871	4
Solar	668	9	399	5	1,602	8	992	4
Natural Gas	518	7	522	7	1,142	5	522	2
Waste, Wood, and Landfill Gas	27	—	29	—	76	—	83	—
Source not specified	736	9	765	9	2,949	14	1,935	9
Total purchased power	3,160	40	3,544	44	10,406	49	9,724	43
Total system load	7,853	100%	8,131	100%	21,255	100%	22,769	100%
Less: wholesale sales	(2,379)		(2,741)		(5,293)		(7,159)
Retail load requirement	5,474		5,390		15,962		15,610

Purchased power in the table above includes power received from qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sources of energy (MWhs in thousands):
PURPA purchased power:
Hydro	3	3	20	22
Wind	9	9	23	23
Solar	195	207	495	507
Waste, Wood, and Landfill Gas	27	23	76	77
Total	234	242	614	629

The following table presents the actual April-to-September 2026 and actual 2025 runoff at particular points of major rivers relevant to PGE’s hydro resources:

	Runoff as a Percent of Normal*
Location	2026 Actual	2025 Actual
Columbia River at The Dalles, Oregon	83%	77%
Mid-Columbia River at Grand Coulee, Washington	92	78
Clackamas River at Estacada, Oregon	55	69
Deschutes River at Moody, Oregon	76	93

* Volumetric water supply forecasts and historical averages for the Pacific Northwest region are prepared by the Northwest River Forecast Center, with the Natural Resources Conservation Service and other cooperating agencies.

Actual NVPC for the three and nine months ended September 30, 2026 increased compared to the same periods in 2025 as follows (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2025	$236	$710
Purchased power and fuel expense	7	(21)
Wholesale revenues	(7)	79
RCE deferral activity, net	4	27
September 30, 2026	$240	$795
Change in NVPC	$4	$85

For further information regarding NVPC in relation to the PCAM, see “Purchased power and fuel expense” within this “Results of Operations” for more details.

For the three months ended September 30, 2026 and 2025, actual NVPC was $10 million and $15 million above baseline NVPC, respectively. For the nine months ended September 30, 2026 and 2025, actual NVPC was $17 million above and $3 million below baseline NVPC, respectively.

Based on forecast data, NVPC for the year ending December 31, 2026 is currently estimated to be below the baseline and within the deadband. Accordingly, there is no estimated refund to customers expected under the PCAM for 2026.

Generation, transmission and distribution increased as follows for the three and nine months ended September 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2025	$112	$336
Generating facility expenses	(2)	1
Vegetation management, inspection, wildfire mitigation, and distribution maintenance expenses	5	(2)
Service restoration and storm response costs	4	6
Business transformation and optimization expenses	(1)	(1)
Energy Storage	—	1
Regulatory disallowances	—	4
Miscellaneous expenses	(3)	(8)
September 30, 2026	$115	$337
Change in Generation, transmission and distribution	$3	$1

In the table above, for the three and nine months ended September 30, 2026, respectively, $5 million and zero related to wildfire mitigation, $2 million and $1 million related to storm response costs, and $1 million for each of the three and nine months for vegetation management have been offset through customer prices or specific regulatory mechanisms.

Administrative and other decreased as follows for the three and nine months ended September 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months Ended	Nine Months Ended
September 30, 2025	$99	$291
Employee compensation and benefits	(4)	3
Customer related costs	(2)	(5)
Business transformation and optimization expenses	(3)	1
Miscellaneous expenses	(4)	(8)
September 30, 2026	$86	$282
Change in Administrative and other	$(13)	$(9)

In the table above, for both the three and nine months ended September 30, 2026, respectively, ($1) million and ($5) million of the change in customer related costs is due to regulatory programs that have been offset through customer pricing or specific regulatory mechanisms.

Depreciation and amortization expense decreased $2 million and increased $6 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decrease in the three-month period is due to Colstrip being fully depreciated as of December 31, 2025, partially offset by higher utility plant balances and regulatory amortization. The increase in the nine-month period was primarily due to higher utility plant balances and regulatory amortization, partially offset by the decrease in Colstrip deprecation in 2026. Included in expense for the three and nine months ended September 30, 2026 is $2 million and $4 million, respectively, related to business transformation and optimization.

Taxes other than income taxes increased $7 million and $18 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase was driven by higher property taxes and franchise fees.

Interest expense, net increased $2 million and $10 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to interest on short and long term debt and business transformation and optimization. Included in expense for the three and nine months ended September 30, 2026 is $2 million and $6 million related to business transformation and optimization.

Other income, net increased $4 million and $8 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily driven by AFUDC and regulatory asset interest income. Included in expense for the three and nine months ended September 30, 2026, respectively, is zero and $1 million related to regulatory disallowances.

Income tax expense decreased $1 million and $14 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decreases were primarily driven by lower pre-tax income.

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

The following summarizes PGE’s cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents, beginning of period	$76	$12
Net cash provided by (used in):
Operating activities	811	970
Investing activities	(1,103)	(916)
Financing activities	285	71
Change in cash and cash equivalents	(7)	125
Cash and cash equivalents, end of period	$69	$137

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization, deferred income taxes, and pension and other postretirement benefit costs included in net income during a given period. The following items contributed to the net change in cash flows from operations for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025 (in millions):

Increase/ (Decrease)
Net income	$(33)
Accounts receivable and Unbilled revenue	19
Margin deposits activity	(22)
Accounts payable	(23)
Regulatory deferral activity	63
Depreciation and amortization	6
Deferred income taxes	(17)
Tax credit sales	(130)
Alternative revenue programs	(10)
Other miscellaneous changes	(12)
Net change in cash flow from operations	$(159)

PGE estimates that non-cash charges for depreciation and amortization in 2026 will range from $570 million to $590 million. Combined with other sources, total cash expected to be provided by operations is estimated to range from $950 million to $1.15 billion.

Cash Flows from Investing Activities—Net cash used in investing activities for the nine months ended September 30, 2026 increased $187 million when compared with the nine months ended September 30, 2025. Cash flows used in investing activities consist primarily of capital expenditures related to new construction and improvements to PGE’s distribution, transmission, and generation facilities, which increased $186 million.

Excluding AFUDC, the Company plans to make capital expenditures of $1.6 billion in 2026, which it expects to fund with cash to be generated from operations during 2026, as discussed above, the issuance of short- and long-term debt, and issuances of shares pursuant to the equity forward sale agreement and at-the-market offering programs. For additional information, see “Debt and Equity Financings” in this Liquidity and Capital Resources section of Item 2.

Cash Flows from Financing Activities—During the nine months ended September 30, 2026, net cash provided by financing activities was primarily the result of $350 million in proceeds from the 24-month credit agreement and $156 million in proceeds from the issuance of common stock pursuant to the equity forward sale agreement (EFSA). This was partially offset by the payment of $184 million of dividends.

Capital Requirements

The following table presents PGE’s estimated capital expenditures and contractual maturities of long-term debt for 2026 through 2030 as of September 30, 2026, excluding AFUDC (in millions):

	2026	2027	2028	2029	2030
Ongoing capital expenditures (1)	$805	$895	$925	$925	$925
Transmission	200	275	420	515	525
2023 RFP Hybrid Projects	560	475	—	—	—
Total capital expenditures (2)	$1,565	$1,645	$1,345	$1,440	$1,450
Long-term debt maturities	$—	$160	$450	$200	$325

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

Subsequent to September 30, 2026, PGE has entered into agreements to acquire two solar and battery hybrid projects. Estimated capital expenditures for these projects are not included in the table above and are summarized below. For additional information regarding these projects, see “The Resource Planning Process” in the Overview section of this Item 7.:

•
Biglow Optimization Phase 2: A 200 MW solar facility and 250 MW BESS in Sherman County, Oregon, representing an estimated investment of approximately $900 million, excluding AFUDC. PGE expects to own the project, with commercial operation expected by the end of 2029. PGE’s estimated capital expenditures for the projects are $63 million in 2026, $351 million in 2027, $342 million in 2028, and $144 million in 2029.
•
Salmonfly Solar & BESS: A 199 MW solar facility and 199 MW BESS in Jefferson County, Oregon, on the Confederated Tribes of Warm Springs Reservation, representing an estimated investment of approximately $853 million, excluding AFUDC. PGE expects to own the project, with commercial operation expected by the end of 2029. PGE’s estimated capital expenditures for the projects are $78 million in 2026, $459 million in 2027, $222 million in 2028, and $94 million in 2029. This project remains subject to OPUC process as detailed in PGE's request for a waiver to the competitive bidding rules.

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

For 2026, PGE expects to fund estimated capital requirements with cash from operations, which is expected to range from $950 million to $1.15 billion, and issuances of long-term debt of up to $700 million. PGE plans to fund any shortfall through the combination of issuance of common stock and the issuance of short-term debt or commercial paper, as needed. The actual timing and amount of any such issuances of debt, equity, and commercial paper will be dependent upon the timing and amount of capital expenditures and debt payments.

Short-term Debt. Pursuant to an order issued by the FERC in January 2026, PGE has authorization to issue short-term debt up to a total of $900 million through February 6, 2028. The following table shows available liquidity as of September 30, 2026 (in millions):

	As of September 30, 2026
	Capacity	Outstanding	Available
Revolving credit facility (1)	$750	$—	$750
Letters of credit (2)	320	136	$184
Total credit	$1,070	$136	$934
Cash and cash equivalents			69
Total liquidity			$1,003

(1)
Scheduled to expire September 10, 2030.
(2)
PGE has four letter of credit facilities under which the Company can request letters of credit for an original term not to exceed one year.

On September 10, 2025, PGE entered into an amendment of its existing revolving credit facility. As of September 30, 2026, PGE had a $750 million unsecured revolving credit facility scheduled to expire in September 2030. The Company has the ability to expand the revolving credit facility to $850 million, if needed, subject to the requirements of the agreement. The facility allows for unlimited extension requests, provided that lenders with a pro-rata share of more than 50% of the facility approve the extension request. The revolving credit facility supplements operating cash flows and provides a primary source of liquidity. Pursuant to the terms of the agreement, the revolving credit facility may be used as backup for commercial paper borrowings, to permit the issuance of standby letters of credit, and to provide cash for general corporate purposes. PGE may borrow for one, three, or six months at a fixed interest rate established at the time of the borrowing, or at a variable interest rate for any period up to the remaining term of the applicable credit facility. As of September 30, 2026, PGE had a $750 million outstanding balance on the revolving credit facility.

The Company has a commercial paper program under which it may issue commercial paper for terms of up to 270 days, limited to the unused amount of credit under the revolving credit facility. As of September 30, 2026, PGE had no commercial paper outstanding. The aggregate unused available credit capacity under the revolving credit facility was $750 million. The Company has elected to limit its borrowings under the revolving credit facility in order to allow coverage for the potential need to repay any commercial paper that may be outstanding at the time.

Long-term Debt. As of September 30, 2026, PGE’s total long-term debt outstanding, net of $19 million of unamortized debt expense, was $5,010 million.

On March 23, 2026, PGE entered into a 24-month credit agreement with lenders in the aggregate principal of $350 million. PGE drew four loans from the Lenders in the aggregate principal amount of $350 million. The final loan, in the amount of $80 million, occurred on July 2, 2026. The loans bear interest for the relevant interest period at the Term Secured Overnight Financing Rate (SOFR) plus an Applicable Margin of 110.0 basis points.

Equity. In July 2024, PGE entered into an equity distribution agreement under which it could sell up to $400 million of its common stock through at-the-market offering (ATM) program. Pursuant to the 2024 ATM program, the Company entered into forward sale agreements for 1,420,049 shares and 5,756,432 shares in 2024 and 2025, respectively. The Company issued 1,066,549 shares and received net proceeds of $50 million in 2024, and issued 5,919,618 shares and received net proceeds of $250 million in 2025. As of September 30, 2026, the Company could have physically settled the remaining amount by delivering 190,314 shares in exchange for cash of $8 million.

Subsequent to September 30, 2026, on October 22, 2026, the Company issued 190,314 shares pursuant to the 2024 ATM program, settling the 2024 ATM transaction, and received net proceeds of $8 million.

In February 2026, PGE entered into an agreement under which it could sell up to $500 million of its common stock through the ATM program. No forward sale agreements were entered into pursuant to the 2026 ATM program as of September 30, 2026. Any proceeds from the issuances of common stock will be used for general corporate purposes and investments in renewables and non-emitting dispatchable capacity.

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

As of September 30, 2026, the Company could have physically settled the EFSA by delivering 7,730,584 shares in exchange for cash for $375 million.

For additional information on the EFSA and ATM programs, see Note 7, Shareholders’ Equity, in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements.”

Capital Structure. PGE’s financial objectives include maintaining a common equity ratio (common equity to total consolidated capitalization, including current debt maturities and excluding lease obligations) of approximately 50% over time. Achievement of this objective helps the Company maintain investment grade credit ratings and provides access to long-term capital at favorable interest rates. The Company’s common equity ratio was 46.4% and 47.0% as of September 30, 2026 and December 31, 2025, respectively.

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

As of September 30, 2026, PGE had posted $105 million of collateral with these counterparties, consisting of $53 million in cash and $52 million in letters of credit. Based on the Company’s energy portfolio, estimates of energy market prices, and the level of collateral outstanding as of September 30, 2026, the amount of additional collateral that could be requested upon a single agency downgrade to below investment grade is $79 million, and decreases to $48 million by December 31, 2026 and to $20 million by December 31, 2027. The amount of additional collateral that could be requested upon a dual agency downgrade to below investment grade is $205 million and decreases to $149 million by December 31, 2026 and to $107 million by December 31, 2027.

PGE’s financing arrangements do not contain ratings triggers that would result in the acceleration of required interest and principal payments in the event of a ratings downgrade. However, the cost of borrowing and issuing letters of credit under the credit facilities would increase.

The indenture securing PGE’s outstanding FMBs constitutes a direct first mortgage lien on substantially all regulated utility property, other than expressly excepted property. Interest is payable semi-annually on FMBs. The issuance of FMBs requires that PGE meet earnings coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust (Indenture) securing the bonds. PGE estimates that on September 30, 2026, under the most restrictive issuance test in the Indenture, the Company could have issued up to $792 million of additional FMBs. Any issuances of FMBs would be subject to market conditions and amounts could be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements. PGE also has the ability to release property from the lien of the Indenture under certain circumstances, including bond credits, deposits of cash, or certain sales, exchanges, or other dispositions of property.

PGE’s revolving credit facility contains customary covenants and credit provisions, including a requirement that limits consolidated indebtedness, as defined in the credit agreements, to 65.0% of total capitalization (debt-to-total capital ratio). As of September 30, 2026, the Company’s debt-to-total capital ratio, as calculated under the credit agreement, was 53.6%.

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

As of September 30, 2026, PGE had no long-term debt instruments subject to interest rate risk exposure, with the exception of the $350 million Unsecured Term Bank Loan which bears interest for the relevant interest period at the Term Secured Overnight Financing Rate (SOFR) plus an Applicable Margin of 110 basis points. A 100 basis point increase in interest rates would result in an increase of the Company's annual interest expense of approximately $3.5 million.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

PGE’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, PGE’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in PGE’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8, Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1.—“Financial Statements,” for information regarding legal proceedings.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to PGE’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026.

The effects of unseasonable or severe weather and other natural phenomena can adversely affect the Company’s financial condition and results of operations, and the effects of climate change could result in more intense, frequent, and extreme weather events.

Weather conditions have in the past adversely affected PGE’s revenues and costs, materially impacting the Company’s results of operations. Variations in temperatures have adversely and positively affected customer demand for electricity, with warmer-than-normal winter seasons or cooler-than-normal summer seasons reducing demand for energy. Weather conditions are the dominant cause of usage variations from normal seasonal patterns, particularly for residential customers. Rapid increases in load requirements resulting from unexpected weather changes, particularly if coupled with transmission constraints, could adversely impact PGE’s cost and ability to meet the energy needs of its customers. Conversely, rapid decreases in load requirements could result in the sale of excess energy at depressed market prices. Changes in the global and local climate have resulted in more intense, frequent, and extreme weather events such as ice and snowstorms, high wind, flooding, changes in regional rainfall and snowpack levels, high heat events, drought conditions, declining tree health, and increased risk of wildfires. These events have disrupted energy delivery, caused power outages, and impaired the use of, and damaged, the Company’s facilities and transmission and distribution system and could continue to do so in the future. Such events have resulted in a reduction in revenue and an increase in additional costs to restore service, repair facilities, purchase power and fuel to serve PGE load requirements, and procure insurance related to such impacts. The increase in additional costs also had adverse effects on cash flow and liquidity. In response to more intense, frequent, and severe weather events and increasing peak loads, PGE has made additional investments in generation, transmission, distribution, and energy storage assets to enhance reliability and resiliency but there is no guarantee these steps will successfully address these impacts on PGE’s financial results. Weather-related events have also caused system constraints or disrupted transmission flows, resulting in decreased reliability for customers. Severe weather also has required increased PGE personnel availability, which has resulted in increased operating expenses as well as increased safety risk. In certain instances, PGE relies on mutual aid support to assist in the recovery from severe weather. Lack of availability of mutual aid support has resulted in increased time to restore services to customers as well as increased costs and decreased customer satisfaction. We expect these weather related conditions to continue and they could have a material adverse effect on the Company’s financial condition and results of operations.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, the following directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading agreement,” as the term is defined in Item 408(c) of Regulation S-K:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Benjamin F. Felton (Executive Vice President Chief Operating Officer)	Adoption (August 5, 2026)	Rule 10b5-1 trading arrangement	Until August 5, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 37,306 shares of common stock

Item 6. Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Portland General Electric Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014).
3.2	Twelfth Amended and Restated Bylaws of Portland General Electric Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed October 27, 2023).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

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

PORTLAND GENERAL ELECTRIC COMPANY
(Registrant)

Date:	October 28, 2026	By:	/s/ Joseph R. Trpik
Joseph R. Trpik
Senior Vice President, Finance and Chief Financial Officer
(duly authorized officer and principal financial officer)